Form 10-K
period 2004-12-31
FIRST BANKS INC
filed 2005-03-31
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

     8.15% Cumulative Trust Preferred Securities
     (issued by First Preferred Capital Trust IV    New York Stock Exchange
        and guaranteed by First Banks, Inc.)

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

         At March 25, 2005, there were 23,661 shares of the registrant's common stock outstanding.



                                                   FIRST BANKS, INC.

                                             2004 FORM 10-K ANNUAL REPORT

                                                  TABLE OF CONTENTS
                                                                                                          Page
                                                                                                          ----
                                                       Part I
     Item 1.    Business...............................................................................     1
     Item 2.    Properties.............................................................................    16
     Item 3.    Legal Proceedings......................................................................    16
     Item 4.    Submission of Matters to a Vote of Security Holders....................................    16

                                                       Part II
     Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities..........................................    17
     Item 6.    Selected Financial Data................................................................    18
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................................    19
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................    51
     Item 8.    Financial Statements and Supplementary Data............................................    51
     Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...........................................................    51
     Item 9A.   Controls and Procedures................................................................    51

                                                     Part III
     Item 10.   Directors and Executive Officers of the Registrant.....................................    52
     Item 11.   Executive Compensation.................................................................    56
     Item 12.   Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters....................................................    57
     Item 13.   Certain Relationships and Related Transactions.........................................    58
     Item 14.   Principal Accountant Fees and Services.................................................    59

                                                     Part IV
     Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................    60

     Signatures .......................................................................................   106

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as:
"will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of this Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward looking statements and should not place undue reliance on these statements.

                                     PART I

Item 1.  Business

General. We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. We operate through our wholly-owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly-owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank currently operates 167 branch offices in California, Illinois, Missouri and Texas. Since 1994, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. At December 31, 2004, we had total assets of $8.73 billion, total loans, net of unearned discount, of $6.14 billion, total deposits of $7.15 billion and total stockholders' equity of $600.9 million.

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

         Since 1996, we have formed nine financing entities that operate as affiliated business or statutory trusts. These trusts were created for the sole purpose of issuing trust preferred securities, and the sole assets of the trusts are our subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts, as outlined in the following table and more fully described in Note 12 to our Consolidated Financial Statements. We pay interest on our subordinated debentures to our respective financing entities. In turn, our financing entities pay distributions to the holders of the trust preferred securities. These interest and distribution payments are paid quarterly in arrears, in March, June, September, and December of each year, with the exception of the trust preferred securities and related subordinated debentures of First Bank Capital Trust, which are payable semi-annually in arrears on April 22nd and October 22nd of each year. The distributions payable on our subordinated debentures are included in interest expense in our consolidated statements of income.

         A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings, is as follows:

                                                                             Interest      Preferred      Subordinated
        Name of Trust              Date Formed         Type of Offering        Rate        Securities      Debentures
        -------------              -----------         ----------------        ----        ----------      ----------

First Preferred Capital Trust II   October 2000      Publicly Underwritten    10.24        57,500,000      59,278,375
First Preferred Capital Trust III  November 2001     Publicly Underwritten     9.00        55,200,000      56,907,250
First Bank Capital Trust            April 2002         Private Placement      Variable     25,000,000      25,774,000
First Bank Statutory Trust          March 2003         Private Placement       8.10        25,000,000      25,774,000
First Preferred Capital Trust IV   January 2003      Publicly Underwritten     8.15        46,000,000      47,422,700
First Bank Statutory Trust II      September 2004      Private Placement     Variable      20,000,000      20,619,000
First Bank Statutory Trust III     November 2004       Private Placement     Variable      40,000,000      41,238,000

         Each of our existing financing entities operates as a Delaware business trust with the exception of First Bank Statutory Trust, which operates as a Connecticut statutory trust. The trust preferred securities issued by First Preferred Capital Trust II and First Preferred Capital Trust III are publicly held and traded on the Nasdaq Stock Market's National Market system. The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange. The trust preferred securities issued by First Bank Capital Trust, First Bank Statutory Trust, First Bank Statutory Trust II and First Bank Statutory Trust III were issued in private placements and rank equal to the trust preferred securities issued by First Preferred Capital Trust II and First Preferred Capital Trust IV, and junior to the trust preferred securities issued by First Preferred Capital Trust III. The trust preferred securities have no voting rights except in certain limited circumstances.

         Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.

Strategy. In the development of our banking franchise, we acquire other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter new or noncontiguous markets. Due to the nature of our ownership, we have elected to only engage in those acquisitions that can be accomplished for cash, rather than by issuing securities. However, by using cash in our acquisitions, the characteristics of the acquisition arena may, at times, place us at a competitive disadvantage relative to other acquirers offering stock transactions. This results from the market attractiveness of other financial institutions' stock and the advantages of tax-free exchanges to the selling shareholders. Our acquisition activities are generally somewhat sporadic because we may consummate multiple transactions in a particular period, followed by a substantially less active acquisition period. Furthermore, the intangible assets recorded in conjunction with these acquisitions create an immediate reduction in our regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.

         Recognizing these facts, we follow certain patterns in our acquisitions. First, we generally acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. We attribute this approach to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. However, we may periodically acquire larger institutions that provide us with the opportunity to rapidly expand our market presence in a highly desired market area. Secondly, in some acquisitions, we may acquire institutions having significant asset-quality, ownership, regulatory or other problems. We seek to address the risks of these issues by adjusting the acquisition pricing, accompanied by appropriate remedial attention after consummation of the transaction. In these institutions, these issues may diminish their attractiveness to other potential acquirers, and therefore may reduce the amount of acquisition premium required. Finally, we may pursue our acquisition strategy in other geographic areas, or pursue internal growth more aggressively because cash transactions may not be economically viable in extremely competitive acquisition markets.

         During the five years ended December 31, 2004, we primarily concentrated our acquisitions in Illinois and California, completing 12 acquisitions of banks, one acquisition of a loan origination business, one acquisition of a leasing company, and two purchases of branch offices, which provided us with an aggregate of $3.23 billion in total assets and 52 banking locations as of the dates of the acquisitions. Additionally, certain of our acquisitions have occurred in our other geographic markets of Missouri and Texas. In 2003, we further expanded our Midwest banking franchise with our acquisition of Bank of Ste. Genevieve in Ste. Genevieve, Missouri. In 2002, we completed our acquisition of a bank holding company in Des Plaines, Illinois, as well as the purchase of two branch offices in Denton and Garland, Texas. On July 30, 2004, we expanded our Chicago, Illinois banking franchise with our acquisition of Continental Mortgage Corporation - Delaware, or CMC in Aurora, Illinois. On August 31, 2004, we acquired substantially all of the assets of Small Business Loan Source, Inc. in Houston, Texas, which originates, sells and services loans to small business concerns. On November 30, 2004, we significantly expanded our Chicago, Illinois banking franchise with our acquisition of Hillside Investors, Ltd., or Hillside, and its wholly-owned banking subsidiary, CIB Bank (collectively, CIB). The acquisition of CIB represented the largest acquisition in our history, providing us with total assets of $1.20 billion and expanding our branch banking network in the Chicago metropolitan area by an additional 16 branches. These acquisitions have allowed us to significantly expand our presence throughout our geographic areas, improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services.

         Following our acquisitions, various undertakings are necessary to effectively integrate the acquired entities into our business systems and culture. While the activities required are specifically dependent upon the individual circumstances surrounding each acquisition, the majority of our efforts have been concentrated in various areas including, but not limited to:

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

         >> renegotiating long-term leases that provide space in excess of that necessary for banking activities and/or at rates in excess of current market rates, or subleasing excess space to third parties;

         >> relocating branch offices which are not adequate, conducive or convenient for banking operations; and

         >>    managing actual or potential litigation that existed with respect
               to  acquired   entities  to   minimize   the  overall   costs  of
               negotiation, settlement or litigation.

         The post-acquisition process also includes the combining of separate and distinct entities together to form a cohesive organization with common objectives and focus. We have invested significant resources to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for the combined entity to take advantage of the opportunities available to it. This investment contributed to the increases in noninterest expense, and resulted in the creation of new banking units within the newly integrated combined entity, which conveyed a more consistent image and quality of service. The new banking units provided a broad array of banking products to their customers and compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources. While some of these modifications did not contribute to reductions of noninterest expense, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their prospects for improving future profitability.

         In 2002 and 2003, our acquisition prospects were somewhat limited primarily due to the market environment requiring significantly higher premiums in order to transact financial institution acquisitions. As a result, we expanded our business strategy to include the opening of de novo branch offices as another means of further achieving our growth objectives. Our de novo branch strategy also provides similar opportunities to our acquisition strategy by allowing us to enhance our presence in our existing markets and enter new markets. Additionally, we generally have more flexibility in selecting the most opportunistic sites for our de novo branches, constructing the branch offices in accordance with our standard business model and marketing and promoting our customized products and services under our long-established trade name. In 2004, we opened de novo branches in Houston and McKinney, Texas, Wildwood, Missouri, which is located in West St. Louis County, and in San Diego, California. Furthermore, in January 2005, we opened an additional de novo branch in Farmington, Missouri, which has experienced substantial growth during its first few weeks of operation. We expect to further concentrate our efforts on this portion of our business strategy while continuing to identify viable acquisition candidates at more reasonable acquisition premiums that are commensurate with our established acquisition strategy.

         In conjunction with our de novo and acquisition strategy, we have also focused on building and reorganizing the infrastructure necessary to accomplish our objectives for internal growth. This process has required significant increases in the resources dedicated to commercial and consumer business development, financial service product line and delivery systems, branch development and training, advertising and marketing programs, and administrative and operational support. In addition, during 1999, we began an internal restructuring process designed to better position us for future growth and opportunities expected to become available as consolidation and changes continue in the delivery of financial services. The magnitude of this project was extensive and covered almost every area of our organization. We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have led to certain increased capital expenditures and noninterest expenses, we expect that they will lead to additional internal growth, more efficient operations and improved profitability over the long term, in accordance with our long-term corporate vision.

Lending Activities. Our enhanced business development resources assisted in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in the portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans which were acquired during this time through payments, refinancing with other financial institutions, charge-offs and, in certain instances, sales of loans. As a result, our portfolio of consumer and installment loans, net of unearned discount, decreased significantly from $225.3 million, or 5.69% of total loans, excluding loans held for sale, at December 31, 1999 to $49.7 million, or 0.83% of total loans, excluding loans held for sale, at December 31, 2004. The decrease primarily reflects reductions in our indirect auto, credit card and student loan portfolios. The sale of our student loan and credit card portfolios in 2001, which totaled approximately $16.9 million and $13.5 million, respectively, at the time of sale, was consistent with our objective of reducing the amount of less profitable loans and expanding our commercial lending and other consumer loans, including home equity loans. We do not have any continuing involvement in the transferred assets relating to the student loan and credit card portfolios sold in 2001. Our expansion of other consumer loans is reflected in our portfolio of one-to-four family residential real estate mortgage loans, excluding loans held for sale, which increased from $720.6 million, or 18.2% of total loans, excluding loans held for sale, at December 31, 1999 to $870.9 million, or 14.50% of total loans, excluding loans held for sale, at December 31, 2004. Loans held for sale increased from $37.4 million at December 31, 1999 to $133.1 million at December 31, 2004.

         As these components of our loan portfolio decreased, we replaced them with higher yielding loans that were internally generated by our business development function. With our acquisitions, we expanded our business development function into the new market areas in which we were then operating. We have continued to grow through internal growth and acquisitions, and recently completed the largest acquisition in our history in November 2004. Consequently, in spite of relatively large reductions in certain acquired portfolios, our aggregate loan portfolio, net of unearned discount, increased 53.59% from $4.00 billion at December 31, 1999 to $6.14 billion at December 31, 2004.

         Our business development efforts are primarily focused on the origination of loans in three general types: commercial, financial and agricultural loans, which totaled $1.57 billion, or 25.57% of total loans, at December 31, 2004; commercial real estate mortgage loans, which totaled $2.09 billion, or 34.02% of total loans, at December 31, 2004; and construction and land development loans, which totaled $1.32 billion, or 21.48% of total loans, at December 31, 2004. We have also focused our efforts on retaining certain residential real estate mortgage loans in our loan portfolio. Such loans totaled approximately $871,000, or 14.12% of total loans, at December 31, 2004.

         The primary component of commercial, financial and agricultural loans is commercial loans which are made based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers' ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews.

         Commercial loans are made to customers primarily located in First Bank's primary geographic trade areas of Missouri, Illinois, California and Texas who are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. The largest general concentration in this portfolio, that is not homogeneous in nature, is agricultural which totals approximately $30.9 million, representing 1.97% of the commercial, financial and agricultural portfolio at December 31, 2004. This portfolio, however, is diverse in geography and collateral, secured by a mixture of agricultural equipment, livestock and crop production. The largest homogeneous industry segment included within this portfolio is the fast-food restaurant segment, in which we had total loans outstanding of approximately $54.4 million, representing 3.47% of this portfolio at December 31, 2004. Diversity in this segment of our portfolio is represented by both geography and a mixture of loans to both franchisees and franchisors, with 77.29% of the portfolio involving loans to franchisees and 22.71% to franchisors. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships with our commercial borrowers, particularly deposit accounts.

         Commercial real estate loans include loans for which the intended source of repayment is the rental and other income from the real estate, including commercial real estate developed for both lease and owner occupied commercial real estate. The underwriting of owner occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, although the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed seven years. Commercial real estate loans are made for commercial office space, retail properties, hospitality, industrial and warehouse facilities and recreational properties. We rarely finance commercial real estate or rental properties that do not have lease commitments for a majority of the rentable space.

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

         Our commercial leasing portfolio totaled $5.9 million and $67.3 million at December 31, 2004 and 2003, respectively. This portfolio consisted of leases originated by our former subsidiary, First Capital Group, Inc., headquartered in Albuquerque, New Mexico, primarily through third parties, on commercial equipment including aircraft parts and equipment. During 2002, we changed the nature of this business, ultimately deciding to discontinue the operations of First Capital Group, Inc. and the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri. Our commercial leasing portfolio at December 31, 2001 was comprised of approximately 40% of leases of parts and equipment to the commercial airline industry and related aircraft service providers. This equipment consisted primarily of engines, landing gear and replacement parts, most of which was used in maintenance operations by commercial airlines or by third party vendors performing maintenance for the airlines, in addition to several leases for smaller aircraft used by charter services. Earlier in 2001, the airline industry in general was experiencing problems with overcapacity, and as a result, had begun reducing its requirements for new and replacement aircraft. This was evidenced by airlines taking portions of their fleets, particularly older less efficient aircraft, out of service and reducing orders for new equipment. This affected maintenance operations because as the usage of aircraft decreased, the maintenance requirements were also reduced. Consequently, by late 2001, we discontinued new leases of equipment related to the airline industry. While some of the leases in our portfolio had evidenced problems by early 2001, overcapacity problems and resulting financial distress in the commercial airline industry became more critical after the terrorist attacks of 2001. Following these events, we re-evaluated our aviation related lease portfolio to examine our overall exposure to the industry, the effects of recent trends on valuations of equipment and the financial strength of our lessees. As a result of our review, we incurred significant charge-offs during 2002 and 2003 in connection with the aircraft leasing portfolio, resulting in a reduction of the aviation related lease portfolio from $60.1 million at December 31, 2001 to $19.6 million at December 31, 2003. This portfolio has been further reduced to $4.1 at December 31, 2004. Furthermore, we recorded net lease charge-offs of $5.5 million in 2003 related to three equipment leases that were unrelated to the airline industry. On June 30, 2004, we completed the sale of a significant portion of our commercial leasing portfolio, resulting in a reduction of the commercial leasing portfolio by $33.1 million to $9.6 million. The portfolio has been further reduced to $5.9 million at December 31, 2004, including $907,000 of nonperforming leases, reflecting our overall business strategy to reduce our commercial leasing activities.

         Our expanded level of commercial lending carries with it greater credit risk, which we manage through uniform loan policies, procedures, underwriting and credit administration. As a consequence of such greater risk, the growth of our loan portfolio must also be accompanied by adequate allowances for loan losses. Nonperforming loans increased $10.4 million in 2004, remained relatively constant in 2003, with a $199,000 increase from December 31, 2002, and increased $7.9 million and $14.1 million for the years ended December 31 2002 and 2001, respectively. We associate the higher-than-historical level of nonperforming loans during these periods with our acquisitions and increased commercial lending activities. During 2004, we showed substantial improvement in our existing portfolio of nonperforming loans as a result of significant loan payoffs, the sale of a portion of our commercial leasing portfolio and management's decision to sell certain nonperforming loans to reduce the level of such assets, as further discussed under "--Loans and Allowance for Loan Losses." However, this improvement was offset by a significant increase in nonperforming loans acquired with the loan portfolios of CMC, Small Business Loan Source, Inc., or SBLS, and CIB. Nonperforming loans at December 31, 2004 attributable to these acquisitions were $58.6 million, or approximately 68% of total nonperforming loans. Of this amount, $50.5 million was attributable to the loan portfolio of CIB. In addition, the loan portfolios of Millennium Bank and Union Financial Group, Ltd., or Union, which we acquired in 2000 and 2001, respectively, exhibited significant distress, which further contributed to the overall increase in nonperforming loans over historical levels.

         Millennium Bank, which operated a factoring business for doctors, hospitals and other health care professionals, had approximately $11.0 million of receivables at the time of our acquisition in late 2000. Due to the relatively short life of this operation, the portfolio did not exhibit signs of problems at that time. Consequently, we allowed the business to continue after the acquisition to determine whether it would be an appropriate line of business in the future. However, in late 2001, the factoring receivables began to exhibit signs of distress, and in early 2002, we determined one of the larger borrowers was incorrectly accounting for its receivables, causing the factored balance to be substantially over-funded. During 2002, other asset quality issues arose and we charged off approximately $2.6 million, or 24.8%, of the health care factoring portfolio. At December 31, 2002, we had $10.2 million of factoring business receivables, which further declined to $2.1 million at December 31, 2003. The remaining balance of the factoring business receivables was reduced to zero during 2004, reflecting our decision to discontinue this line of business. Since no value was assigned to goodwill or other intangible assets of this line of business in the acquisition, we determined that this did not create an impairment of the goodwill that we recorded in connection with the acquisition.

         In evaluating the loan portfolios of Union's two subsidiary banks prior to its acquisition, it was clear that substantial problems existed in those portfolios. Generally, credit documentation was poor, underwriting standards were lax and loan terms were aggressive. As we conducted our due diligence review, we applied the same asset quality standards, risk rating system and allowance methodology that we apply to our own loan portfolio. Based on this review, and to address concerns we had regarding Union's loan portfolios and the level of its allowance for loan and lease losses, an escrow account of approximately $1.6 million was established at the time of the acquisition by withholding that amount from the purchase price. This escrow account was available to absorb losses during the two-year period following the acquisition from Union's loan portfolio that were in excess of Union Bank's allowance for loan and lease losses at the time of the due diligence review. Union's consolidated allowance for loan and lease losses was $8.6 million relative to an aggregate loan portfolio of $262.3 million at December 31, 2001, the date of acquisition. While we believed there were substantial problems with the Union loan portfolio, few of these had been identified or addressed by Union as of December 31, 2001. Consequently, when we assimilated these loans into our systems and procedures, the problems in the portfolio surfaced, causing an increase in the amount of problem assets, as well as contributing to the level of loans charged-off during 2002. Loan charge-offs from the Union portfolios were $1.8 million, $1.4 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, including an amount within the Union Bank portfolio that was in excess of the allowance at the date of our due diligence review and the entire $1.6 million escrow account. Nonperforming loans in the Union portfolio have decreased to $3.0 million at December 31, 2004, from $7.5 million and $6.9 million at December 31, 2003 and 2002, respectively.

         SBLS holds a significant concentration of assets associated with the shrimping vessel industry, reflected in both loans and other repossessed assets. Our purchase of substantially all of the assets of SBLS resulted in an increase to nonperforming loans of $8.8 million, which represented approximately 37% of SBLS's loan portfolio at the time of acquisition. The shrimping vessel industry concentration and its currently depressed status were reflected in our net asset purchase price. SBLS's nonperforming loans have declined slightly since the date of acquisition to $6.2 million at December 31, 2004.

         As with our Union acquisition, the results of our due diligence reviews of the loan portfolios of CMC and CIB prior to their acquisition indicated
significant  asset  quality  problems and,  particularly  with respect to CIB, a significant concentration in commercial real estate loans outstanding to a relatively small number of borrowers. The acquisition of CMC on July 30, 2004 resulted in a $2.5 million increase in our nonperforming loans, which declined to $1.9 million at December 31, 2004. The acquisition of CIB resulted in a significant increase in our nonperforming loans. As of the date of acquisition, November 30, 2004, CIB had $60.3 million of nonperforming loans, which represented approximately 9% of CIB's total loan portfolio. The level of nonperforming loans related to our CIB acquisition declined to $50.5 million at December 31, 2004, primarily as a result of loan payoffs. Nonperforming loans from the CIB acquired loan portfolio represent approximately 59% of our total nonperforming loans at December 31, 2004. While we had anticipated these problems in negotiating the acquisition price, in conjunction with our acquisition of CIB, we adjusted CIB's allowance for loan losses by reclassifying specific reserves of $21.7 million, which had been allocated within CIB's allowance for loan losses, as a reduction of the basis of the individual loan relationships in order to conform to our allowance for loan and lease methodology, which is based upon a risk rating system that applies loss factors to individual loans and homogenous pools of loans, as further discussed under "--Loans and Allowance for Loan Losses." The reclassification of the specific reserves had no impact on the net loan balances acquired. Additionally, we transferred $18.3 million of CIB's nonperforming loans to loans held for sale and recorded a corresponding charge of $5.4 million to the allowance for loan losses to reduce the loans held for sale to their estimated fair value, net of broker costs, that is expected to be realized at the time of the sale. While CIB had utilized a long-term workout strategy to address certain nonperforming assets, our strategy is to address problem assets in a more accelerated manner. Accordingly, we elected to hold for sale a portion of the problem assets acquired from CIB and we are actively marketing these assets through an independent third party. Furthermore, we increased the allowance for loan losses by $15.7 million to reflect the additional reserves associated with the loans transferred to loans held for sale and the application of our loss factors to CIB's loan portfolio risk ratings, reflecting our use of strategies for more rapid disposition and recovery of certain acquired classified and nonperforming assets. These nonperforming loans will continue to be a primary focus of members of our Credit Administration function as we work to resolve the individual issues surrounding these credit relationships that led to their deterioration.

         For the years ended December 31, 2004, 2003 and 2002, our nonperforming assets were $89.8 million, $86.5 million and $82.8 million, respectively. Nonperforming loans were $85.8 million at December 31, 2004, compared to $75.4 million and $75.2 million at December 31, 2003 and 2002, respectively. Our nonperforming assets, exclusive of the 2004 acquisitions previously discussed, exhibited substantial improvement throughout 2004, primarily as a result of significant loan payoffs, the liquidation of certain real property that had been acquired through foreclosure, the sale of a portion of our commercial leasing portfolio, and our continued efforts to improve asset quality. However, as we continued to further analyze the CIB acquisition, we determined the level of problem loans that we expected to acquire with this acquisition would, when combined with our existing portfolio of such loans, result in level of problem loans that was unacceptable to management. Consequently, during the fourth quarter of 2004, we completed the sale of approximately $50.2 million of problem loans, including $19.1 million of nonperforming loans, which include loans on nonaccrual status and restructured loans. Additionally, at December 31, 2004, we had $12.9 million of loans classified as held for sale that we acquired from CIB, as discussed above. The increase in nonperforming loans in 2002 and 2003 was primarily attributable to general economic conditions, additional problems identified in certain acquired loan portfolios and the continued deterioration of the portfolio of leases in our commercial leasing portfolio, particularly the segment related to the airline industry. Furthermore, in January 2003, we foreclosed on a residential and recreational development property that had been placed on nonaccrual status during the second quarter of 2002. The relationship related to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing, project delays and weak project management. We sold this property in February 2004, thereby reducing our nonperforming assets by $9.2 million, and realizing a gain of $2.7 million, before applicable income taxes. We believe these increases in nonperforming assets, while partially attributable to our acquisitions and the overall risk in our loan portfolio, are reflective of cyclical trends experienced within the banking industry as a result of weak economic conditions within our market areas. Loan charge-offs, net of recoveries, decreased to $24.8 million for 2004, compared to $32.7 million for 2003 and $54.6 million for 2002, as further discussed under "--Loans and Allowance for Loan Losses."

         During 2001 and 2002, the nation generally experienced a relatively mild, but prolonged economic slow down that affected much of the banking industry, including us. This was exacerbated by the terrorist attacks in late 2001 and the effects the attacks and related governmental responses had on economic activity. In 2003, we continued to experience weak economic conditions in our market areas, despite some slight economic improvements in certain sectors. The overall effects of the economic downturn have been inconsistent between various geographic areas of the country, as well as different segments of the economy. To us, the effects of the downturn can be observed in generally lower interest rates, which have a negative impact on our net interest income, and on the performance of our loan portfolio, which is reflected in higher delinquencies, nonperforming assets, charge-offs and provisions for loan losses, as well as reduced loan demand from customers. The impact of lower interest rates was significantly reduced through the use of various derivative financial instruments that provide hedges of this interest rate risk. However, the benefit of these derivative financial instruments was substantially reduced in late 2004 with the maturity of certain interest rate swap agreements and increases in the overall interest rates in 2004, as further discussed under "--Interest Rate Risk Management." During 2002 and 2003, we incurred continued asset quality issues that were at least partially attributable to economic conditions. During 2004, certain sectors of the economy have stabilized, which contributed to the overall improvement in our asset quality, exclusive of our 2004 acquisition transactions.

         Within our market areas, the impact of the economy has become evident at different times. In our Midwestern markets, a perceptible increase in loan delinquencies began in late 2000 and continued throughout 2001, with some modest improvement in 2002 and 2003. The increase in delinquencies was primarily focused in commercial, financial and agricultural loans, lease financing loans and, to a lesser extent, commercial real estate loans, and initially involved borrowers that had already encountered some operating problems that continued to deteriorate as the economy became weaker. Included in this were loans on hotels and leases to the commercial airline industry. In both instances, the industry had been suffering from overcapacity prior to 2001, which then became much worse with the economic downturn and the effects of terrorist attacks. As the recession continued, the effects expanded to companies that had been stronger, but succumbed to the ongoing effects of slowed economic activity. Net loan charge-offs for our Midwest banking region were $11.2 million for the year ended December 31, 2004, compared to $25.7 million and $22.1 million for the years ended December 31, 2003 and 2002, respectively. The decrease in 2004 is attributable to a $14.7 million decrease in net loan charge-offs associated with our commercial leasing business, partially offset by a $3.0 million increase in net loan charge-offs associated with our CMC loan portfolio. The increase for 2003 is attributable to a $6.4 million increase in net loan charge-offs in our commercial leasing portfolio. Nonperforming loans and leases for this region were $76.0 million at December 31, 2004, compared to $56.2 million and $50.5 million at December 31, 2003 and 2002, respectively. The significant improvement in nonperforming assets that was reflected during most of 2004 was offset by the previously-discussed increase in nonperforming assets resulting from our acquisitions of CMC and CIB.

         Generally, the effects on us of the economic downturn in California have been limited to the San Francisco Bay area, including the area known as "Silicon Valley." Although we have a substantial banking presence in the San Francisco Bay area, we have relatively little direct exposure to the high technology companies. Consequently, the decline in that industry beginning in 2000 had little direct effect on our California operations. However, as the magnitude of the problems in the high technology sector increased, the effects spread to companies that were suppliers and servicers of the high technology sector, and to commercial real estate in the area. As a result, our asset quality issues in California have been concentrated within the San Francisco Bay area, and generally do not involve Southern California or the Sacramento-Roseville area in Northern California. These issues primarily arose during 2002 and consequently, our California banking region incurred net loan charge-offs of $27.6 million for the year ended December 31, 2002, in comparison to net loan recoveries of $680,000 in 2003. In 2004, we experienced certain problems with two significant commercial credit relationships concentrated in a single lending unit in the southern California region. As a result, net loan charge-offs in our California banking region for the year ended December 31, 2004 were $8.6 million, and included $6.9 million of charge-offs related to these two individual relationships. Nonperforming loans for our California banking region decreased to $1.6 million at December 31, 2004, from $13.0 million and $17.2 million at December 31, 2003 and 2002, respectively.

         Our Texas banking operation represents a somewhat smaller portion of our overall lending function. However, the Texas economy has generally continued to be fairly strong, resulting in relatively few asset quality issues. We recorded net loan charge-offs of $4.9 million for the year ended December 31, 2004, which included $3.4 million on two credit relationships and $690,000 of net loan charge-offs related to our recent purchase of assets from SBLS. We recorded net loan charge-offs of $7.7 million for the year ended December 31, 2003, which included $6.6 million on three credit relationships. Net loan charge-offs were $4.9 million for the year ended December 31, 2002, and included a charge-off of $5.3 million on a single loan to a company engaged in leasing equipment, primarily to manufacturers. This company encountered significant operating problems from rapid expansion, principally through acquisition, accompanied by the economic downturn, which particularly affected the manufacturing sector. Total nonperforming loans for this region were $8.2 million at December 31, 2004, of which $6.2 million were associated with SBLS, whose loan portfolio included a significant concentration of assets associated with the shrimping vessels industry. Total nonperforming loans for the Texas region were $6.2 million and $5.5 million at December 31, 2003 and 2002, respectively.

         In addition to restructuring our loan portfolio, we also have changed the composition of our deposit base. The deposit mix of 2004 reflects our continued efforts in this regard as a majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits. We have also expanded our development of multiple account relationships with individual customers. This growth is accomplished by cross-selling various products and services, packaging account types and offering incentives to deposit customers on other deposit or non-deposit services. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with us. Although time deposits have increased to $2.83 billion at December 31, 2004, they represented 39.6% of total deposits, as compared to $2.03 billion, or 47.8% of total deposits at December 31, 1999. Total demand and savings accounts have increased to $4.32 billion, or 60.4% of total deposits, at December 31, 2004, from $2.22 billion or 52.2% of total deposits at December 31, 1999, reflecting our continued focus on
transactional   accounts  and  full  service  deposit   relationships  with  our
customers.

         Despite the significant expenses we incurred in the amalgamation of the acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the increased net interest income resulting from the transition in the composition of our loan and deposit portfolios have contributed to improving net income. For the years ended December 31, 2004 and 2003, net income was $82.9 million and $62.8 million, respectively, compared to $45.2 million, $64.5 million and $56.1 million in 2002, 2001 and 2000, respectively. Factors that led to the decline in our earnings for 2002 included the interest rate environment, asset quality issues requiring additional provisions for loan losses, and increased operating expenses. The higher-than-historical provisions for loan losses in 2002 and 2003 reflect the current economic environment and significantly increased loan charge-off, delinquency and nonperforming trends as further discussed under "--Comparison of Results of Operations for 2003 and 2002
- Provision for Loan Losses." The reduced provision for loan losses in 2004 reflects recent loan sales of problem credits and, exclusive of 2004 acquisition activity, an overall improvement in asset quality, reduced levels of nonperforming loans and lower net loan charge-offs, as further discussed under "--Comparison of Results of Operations for 2004 and 2003 - Provision for Loan Losses." Although we anticipate certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with some acquisitions. Accordingly, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for further growth through acquisitions and expansionary de novo branch activities.

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

         During the three years ended December 31, 2004, we completed four acquisitions of banks and two branch office purchases. We also completed the purchase of substantially all of the assets and assumption of certain liabilities of a company that originates, sells and services U.S. Small Business Administration loans to small business concerns. As demonstrated in the following table, our acquisitions during the three years ended December 31, 2004 have primarily served to increase our presence in the metropolitan Chicago, Illinois market and to further augment our existing markets and our Midwest banking franchise. These transactions are summarized as follows:

                                                                                                               Number
                                                                     Loans, Net of                               of
                                                          Total        Unearned      Investment                Banking
         Entity                       Closing Date        Assets       Discount      Securities   Deposits    Locations
         ------                       ------------        ------       --------      ----------   ---------   ---------
                                                                (dollars expressed in thousands)

    2004
    ----

      Hillside Investors, Ltd.
      Hillside, Illinois            November 30, 2004  $ 1,196,700      683,300      393,200       1,102,000       16

      Small Business Loan
      Source, Inc.
      Houston, Texas                 August 31, 2004        47,100       24,000           --              --       --

      Continental Mortgage
      Corporation - Delaware
      Aurora, Illinois                July 30, 2004        140,700       73,600       44,800         104,600        2
                                                       -----------     --------      -------      ----------     ----
                                                       $ 1,384,500      780,900      438,000       1,206,600       18
                                                       ===========     ========      =======      ==========     ====

    2003
    ----

      Bank of Ste. Genevieve
      Ste. Genevieve, Missouri       March 31, 2003    $   115,100       43,700       47,800          93,700        2
                                                       ===========     ========      =======      ==========     ====

    2002
    ----

      Union Planters Bank, N.A.
      Denton and Garland, Texas
      branch offices                  June 22, 2002    $    63,700          600           --          64,900        2

      Plains Financial Corporation
      Des Plaines, Illinois         January 15, 2002       256,300      150,400       81,000         213,400        4
                                                       -----------     --------      -------      ----------     ----
                                                       $   320,000      151,000       81,000         278,300        6
                                                       ===========     ========      =======      ==========     ====

         We funded the completed acquisitions from available cash reserves, borrowings under our revolving credit agreement, proceeds from the issuance of subordinated debentures and proceeds from the exchange, sales and maturities of available-for-sale investment securities.

         Completed Acquisitions and Other Corporate Transactions

         On March 31, 2003, we completed our acquisition of Bank of Ste. Genevieve, or BSG, Ste. Genevieve, Missouri, from Allegiant Bancorp, Inc., or Allegiant, in exchange for approximately 974,150 shares of Allegiant common stock that we previously held. The purpose of the transaction was to further expand our Midwest banking franchise. At the time of the acquisition, BSG had

$115.1 million in total assets, $43.7 million in loans, net of unearned discount, $47.8 million in investment securities, and $93.7 million in deposits and operated two locations in Ste. Genevieve, Missouri. The transaction was accounted for using the purchase method of accounting. We recorded a gain of $6.3 million on the exchange of the Allegiant common stock and goodwill of approximately $3.4 million. The core deposit intangibles, which are not deductible for tax purposes, were approximately $3.5 million and are being amortized over seven years utilizing the straight-line method. BSG was merged with and into First Bank. Subsequent to the acquisition, we continued to own 231,779 shares, or approximately 1.52% of the issued and outstanding shares of Allegiant common stock. In October 2003, we contributed our remaining shares of Allegiant common stock to a previously established charitable foundation. In conjunction with this transaction, we recorded charitable contribution expense of $5.1 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $2.3 million, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, we recorded a tax benefit of $2.5 million associated with this transaction. The contribution of this stock eliminated our investment in Allegiant.

         On March 31, 2003, we completed the merger of our two wholly-owned bank subsidiaries, First Bank and First Bank & Trust, or FB&T, to allow certain administrative and operational economies not available while the two banks maintained separate charters.

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

         On February 6, 2004, First Bank completed its divestiture of one branch office in rural Missouri. On April 16, 2004, First Bank completed its divestiture of one branch office in southern Illinois. These branch divestitures resulted in a reduction of the deposit base of approximately $23.4 million, and a pre-tax gain of approximately $1.0 million.

         During the year ended December 31, 2004, First Bank opened the following four de novo branch offices:

            Branch Office Location                    Date Opened
            ----------------------                    -----------
                Houston, Texas                     February 9, 2004
              Wildwood, Missouri                   February 20, 2004
               McKinney, Texas                       July 19, 2004
            San Diego, California                   August 16, 2004

         On June 30, 2004, First Bank completed the sale of a significant portion of the leases in its commercial leasing portfolio. The sale reduced our commercial leasing portfolio by approximately $33.1 million to $9.6 million at June 30, 2004. No gain or loss was recorded on the transaction. In conjunction with the transaction, First Bank established a $2.0 million liability associated with the related recourse obligations for certain leases sold, as further discussed in Note 24 to our Consolidated Financial Statements. Our commercial leasing portfolio has further declined to $5.9 million at December 31, 2004, reflecting our overall business strategy to reduce commercial leasing activities.

         On July 30, 2004, we completed our acquisition of CMC, and its wholly-owned banking subsidiary, Continental Community Bank and Trust Company, or CCB, acquiring all of the outstanding common stock of CMC in exchange for $4.2 million in cash. In addition, we redeemed in full all of the outstanding subordinated promissory notes of CMC, including accumulated accrued and unpaid interest, totaling $4.5 million in aggregate. The transaction was funded through internally generated funds. CMC, through CCB, operated two banking offices in the Chicago suburban communities of Aurora and Villa Park. At the time of the transaction, CMC had total assets of $140.7 million, loans, net of unearned discount, of $73.6 million and total deposits of $104.6 million. Goodwill, which is not deductible for tax purposes, was approximately $1.5 million and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $2.0 million. CMC was merged with and into SFC and CCB was merged with and into First Bank.

         On August 31, 2004, Small Business Loan Source LLC, or SBLS LLC, a newly formed Nevada-based limited liability company and subsidiary of First Bank, purchased substantially all of the assets and assumed certain liabilities of SBLS, headquartered in Houston, Texas, in exchange for cash and certain payments contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations, as further described in Note 24 to our Consolidated Financial Statements. The transaction was funded through internally generated funds. At the time of the transaction, SBLS LLC purchased from SBLS assets of $47.1 million, including $24.0 million of United States Small Business Administration, or SBA, loans, net of unearned discount, and $15.1 million of SBA servicing rights, and assumed $1.5 million of liabilities, resulting in a net cash payment of $45.6 million. Goodwill was approximately $5.9 million and is deductible for tax purposes. In conjunction with this transaction, on August 30, 2004, First Bank granted to First Capital

America, Inc. (FCA), a corporation owned by First Banks' Chairman and members of his immediate family, an option to purchase Membership Interests of SBLS LLC. This option to purchase was extended on December 31, 2004. Upon exercise of this option, SBLS LLC will become 51.0% owned by First Bank and 49.0% owned by FCA, as further discussed in Note 19 to our Consolidated Financial Statements.

         On  November  30,  2004,   we  completed   our   acquisition   of  CIB,
headquartered in Hillside, Illinois, for approximately $67.4 million in cash. The transaction was funded through the issuance of subordinated debentures associated with two private placements of $60.0 million in aggregate of trust preferred securities, of which $20.0 million was issued on September 20, 2004 through our newly formed affiliated statutory trust, First Bank Statutory Trust II, or FBST II, and an additional $40.0 million was issued on November 23, 2004 through our newly formed affiliated statutory trust, First Bank Statutory Trust III, or FBST III, as further discussed in Note 12 to our Consolidated Financial Statements. In addition, the acquisition was also funded through borrowings under our revolving line of credit with a group of unaffiliated financial institutions. CIB operated 16 banking offices in the Chicago, Illinois metropolitan area, including ten offices in Cook County, three offices in Lake County, two offices in Will County and one office in DuPage County. At the time of the transaction, CIB had total assets of $1.20 billion, loans, net of unearned discount, of $683.3 million, investment securities of $393.2 million and total deposits of $1.10 billion. Preliminary goodwill, which is not deductible for tax purposes, was approximately $4.3 million and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $13.4 million. Hillside was merged with and into SFC and CIB Bank was merged with and into First Bank.

         Pending Acquisitions

         On January 10, 2005, we executed an Agreement and Plan of Reorganization providing for the acquisition of FBA Bancorp, Inc. and its wholly owned subsidiary, First Bank of the Americas, S.S.B. FBA Bancorp, Inc. is headquartered in Chicago, Illinois, and through First Bank of the Americas, operates three banking offices in the southwestern Chicago metropolitan area. Under the terms of the agreement, we will acquire FBA Bancorp, Inc. for approximately $10.5 million in cash. The transaction, which is subject to regulatory approvals, is expected to be completed during the second quarter of 2005. At December 31, 2004, FBA Bancorp, Inc. reported consolidated assets of $75.0 million, loans, net of unearned discount, of $48.6 million, deposits of $55.9 million and stockholders' equity of $7.4 million.

         Acquisition and Integration Costs

         We accrue certain costs associated with our acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that we incur relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into our existing operations are normally paid to the recipients within 90 days of the respective consummation date. Our accrued severance balance of $761,000, as further described in Note 2 to our Consolidated Financial Statements, is comprised of contractual obligations under salary continuation agreements to six individuals that have remaining terms ranging from approximately two years to 11 years. Payments made under these agreements are paid from accrued liabilities and consequently do not have any impact on our consolidated statements of income.

         A summary of acquisition and integration costs attributable to the acquisitions included in the foregoing table, which were accrued as of the consummation dates of the respective acquisition, is included in Note 2 to our Consolidated Financial Statements. Acquisition and integration costs are reflected in accrued expenses and other liabilities in our consolidated financial statements.

         As further discussed and quantified under "--Comparison of Results of Operations for 2004 and 2003," and "--Comparison of Results of Operations for 2003 and 2002," we also incur costs associated with our acquisitions that are expensed in our consolidated statements of income. These costs relate exclusively to additional costs incurred in conjunction with the information technology conversions of the respective entities.

         Market Area. As of December 31, 2004, First Bank's 167 banking facilities were located in Illinois, California, eastern Missouri and Texas. First Bank operates in the St. Louis metropolitan area, in eastern Missouri and throughout Illinois, including Chicago. First Bank also operates in southern California, including the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; and in Texas in the Houston, Dallas, Irving,

McKinney and Denton metropolitan areas. Through our recent expansion in the Chicago metropolitan area, our primary market area is northern Illinois. Our second and third largest market areas are southern California and the St. Louis, Missouri metropolitan area, and our fourth largest market area is northern California.

         The following table lists the market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2004:

                                                                           Total          Deposits        Number
                                                                         Deposits      as a Percentage      of
                               Geographic Area                         (in millions)  of Total Deposits  Locations
                               ---------------                          -----------   -----------------  ---------

Northern Illinois....................................................    $ 1,580.0           22.1%          31
Southern California..................................................      1,408.5           19.7           32
St. Louis, Missouri metropolitan area................................      1,318.5           18.4           29
Northern California..................................................      1,070.3           15.0           16
Central and southern Illinois........................................        988.7           13.8           34
Eastern Missouri.....................................................        458.6            6.4           15
Texas................................................................        327.4            4.6           10
                                                                         ---------          -----          ---
     Total deposits..................................................    $ 7,152.0          100.0%         167
                                                                         =========          =====          ===

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

Supervision and Regulation

General. Along  with  First  Bank,  we  are extensively regulated by Federal and state laws and  regulations  which are designed to protect  depositors  of First
Bank and the safety and soundness of the U.S. banking system, not our stockholders. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on our business and prospects. We are unable to predict the nature or extent of the effects on our business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on First Bank and us in the future.

         As a registered bank holding company under the Bank Holding Company Act of 1956, we are subject to regulation and supervision of the Board of Governors of the Federal Reserve System, or Federal Reserve. We file annual reports with the Federal Reserve and provide to the Federal Reserve additional information as it may require.

         Since First Bank is an institution chartered by the State of Missouri and a member of the Federal Reserve, both the State of Missouri Division of Finance and the Federal Reserve supervise, regulate and examine First Bank. First Bank is also regulated by the Federal Deposit Insurance Corporation, or FDIC, which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding Company Regulation. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to the proper incident thereto. In addition, under the Gramm-Leach-Bliley Act, or GLB Act, which was enacted in November 1999 and is further discussed below, a bank holding company, whose control depository institutions are "well-capitalized" and "well-managed" (as defined in Federal Banking Regulations), and which obtains "satisfactory" Community Reinvestment Act (discussed briefly below) ratings, may declare itself to be a "financial holding company" and engage in a broader range of activities. As of this date, we are not a "financial holding company."

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

Regulatory Capital Standards. The federal bank regulatory agencies have adopted substantially similar risk-based and leverage capital guidelines for banking organizations. Risk-based capital ratios are determined by classifying assets and specified off-balance sheet obligations and financial instruments into weighted categories, with higher levels of capital being required for categories deemed to represent greater risk. Federal Reserve policy also provides that banking organizations generally, and particularly those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

         Information regarding our capital levels and First Bank's capital levels under the federal capital requirements is contained in Note 21 to our Consolidated Financial Statements appearing elsewhere in this report. As further described in Note 21 and Note 25 to our Consolidated Financial Statements, on

March 1, 2005,  the Federal  Reserve  adopted a final rule,  Risk-Based  Capital
Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued inclusion, on a limited basis, of trust preferred securities in Tier I capital. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

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

The Sarbanes-Oxley Act. In July 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act imposes a myriad of corporate governance and accounting measures designed to ensure that the shareholders of corporate
America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies such as First Banks, that file periodic reports with the Securities and Exchange Commission, or SEC, are affected by the Sarbanes-Oxley Act.

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

         First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As members, First Bank is required to hold investments in regional banks within those systems. First Bank was in compliance with these requirements at December 31, 2004, with investments of $8.8 million in stock of the Federal Home Loan Bank of Des Moines, $1.8 million in stock of the Federal Home Loan Bank of Chicago (associated with several acquisitions completed in the state of Illinois) and $18.4 million in stock of the Federal Reserve Bank of St. Louis.

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

Employees

         As of March 25, 2005, we employed approximately 2,350 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Item 2.  Properties

         We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 8,177 square feet is currently leased to others. Of our other 166 offices and three operations and administrative facilities, 94 are located in buildings that we own and 75 are located in buildings that we lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                                                                As of or For the Year Ended December 31, (1)
                                                          ------------------------------------------------------------
                                                             2004         2003        2002         2001        2000
                                                             ----         ----        ----         ----        ----
                                                      (dollars expressed in thousands, except share and per share data)
Income Statement Data:
    Interest income.....................................  $   394,782    391,153     425,721      445,385     423,294
    Interest expense....................................       94,767    104,026     157,551      210,246     201,320
                                                          -----------  ---------   ---------    ---------   ---------
    Net interest income.................................      300,015    287,127     268,170      235,139     221,974
    Provision for loan losses...........................       25,750     49,000      55,500       23,510      14,127
                                                          -----------  ---------   ---------    ---------   ---------
    Net interest income after provision
      for loan losses...................................      274,265    238,127     212,670      211,629     207,847
    Noninterest income..................................       83,486     87,708      67,511       89,095      37,414
    Noninterest expense.................................      229,505    227,069     210,812      202,157     152,626
                                                          -----------  ---------   ---------    ---------   ---------
    Income before provision for income taxes,
      minority interest in income of subsidiary
      and cumulative effect of change in
      accounting principle..............................      128,246     98,766      69,369       98,567      92,635
    Provision for income taxes..........................       45,338     35,955      22,771       30,048      34,482
                                                          -----------  ---------   ---------    ---------   ---------
    Income before minority interest in income
      of subsidiary and cumulative effect of
      change in accounting principle....................       82,908     62,811      46,598       68,519      58,153
    Minority interest in income of subsidiary...........           --         --       1,431        2,629       2,046
                                                          -----------  ---------   ---------    ---------   ---------
    Income before cumulative effect of change in
      accounting principle..............................       82,908     62,811      45,167       65,890      56,107
    Cumulative effect of change in accounting
      principle, net of tax.............................           --         --          --       (1,376)         --
                                                          -----------  ---------   ---------    ---------   ---------
    Net income..........................................  $    82,908     62,811      45,167       64,514      56,107
                                                          ===========  =========   =========    =========   =========

Dividends:
    Preferred stock.....................................  $       786        786         786          786         786
    Common stock........................................           --         --          --           --          --
    Ratio of total dividends declared to net income.....         0.95%      1.25%       1.74%        1.22%       1.40%

Per Share Data:
    Earnings per common share:
      Basic:
       Income before cumulative effect of change
         in accounting principle........................  $  3,470.80   2,621.39    1,875.69     2,751.54    2,338.04
       Cumulative effect of change in
         accounting principle, net of tax...............           --         --          --       (58.16)         --
                                                          -----------  ---------   ---------    ---------   ---------
       Basic............................................  $  3,470.80   2,621.39    1,875.69     2,693.38    2,338.04
                                                          ===========  =========   =========    =========   =========
      Diluted:
       Income before cumulative effect of change
         in accounting principle........................  $  3,421.58   2,588.31    1,853.64     2,684.93    2,267.41
       Cumulative effect of change in accounting
         principle, net of tax..........................           --         --          --       (58.16)         --
                                                          -----------  ---------   ---------    ---------   ---------
       Diluted..........................................  $  3,421.58   2,588.31    1,853.64     2,626.77    2,267.41
                                                          ===========  =========   =========    =========   =========

    Weighted average common stock outstanding...........       23,661     23,661      23,661       23,661      23,661

Balance Sheet Data:
    Investment securities...............................  $ 1,813,349  1,049,714   1,145,670      638,644     569,403
    Loans, net of unearned discount.....................    6,137,968  5,328,075   5,432,588    5,408,869   4,752,265
    Total assets........................................    8,732,841  7,106,940   7,351,177    6,786,045   5,882,706
    Total deposits......................................    7,151,970  5,961,615   6,172,820    5,683,904   5,012,415
    Note payable........................................       15,000     17,000       7,000       27,500      83,000
    Subordinated debentures.............................      273,300    209,320     278,389      243,457     188,718
    Common stockholders' equity.........................      587,830    536,752     505,978      435,594     339,783
    Total stockholders' equity..........................      600,893    549,815     519,041      448,657     352,846

Earnings Ratios:
    Return on average total assets......................         1.10%      0.87%       0.64%        1.08%       1.09%
    Return on average total stockholders' equity........        14.44      11.68        9.44        15.96       17.43
    Efficiency ratio (2)................................        59.84      60.58       62.80        62.35       58.84
    Net interest margin (3).............................         4.36       4.45        4.23         4.34        4.65

Asset Quality Ratios:
    Allowance for loan losses to loans..................         2.46       2.19        1.83         1.80        1.72
    Nonperforming loans to loans (4)....................         1.40       1.41        1.38         1.24        1.12
    Allowance for loan losses to
      nonperforming loans (4)...........................       175.65     154.52      132.29       144.36      153.47
    Nonperforming assets to loans and
      other real estate (5).............................         1.46       1.62        1.52         1.32        1.17
    Net loan charge-offs to average loans...............         0.45       0.61        1.01         0.45        0.17

Capital Ratios:
    Average total stockholders' equity to
      average total assets..............................         7.61       7.48        6.78         6.74        6.25
    Total risk-based capital ratio......................        10.61      10.27       10.68        10.53       10.21
    Leverage ratio......................................         7.89       7.62        6.45         7.24        7.46

-----------------------------
(1)  The comparability of the selected data presented is affected by the acquisitions of 12 banks, a loan origination business, a leasing company and two branch offices during the five-year  period  ended  December 31, 2004. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of  each acquired entity only for the periods  subsequent to  its  respective  date of acquisition.
(2)  Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3)  Net  interest  rate margin is the ratio of net interest income (expressed on  a tax-equivalent basis) to average interest-earning assets.
(4)  Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(5)  Nonperforming assets consist of nonperforming loans and other real estate.


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

         This discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Various factors may cause our actual results to differ materially from those contemplated by the forward-looking statements herein. We do not have a duty to and will not update these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward looking statements and should not place undue reliance on forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report.


RESULTS OF OPERATIONS

Overview

         Net income was $82.9 million, $62.8 million and $45.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our return on average assets and our return on average stockholders' equity increased to 1.10% and 14.44%, respectively, for the year ended December 31, 2004, compared to 0.87% and 11.68%, respectively, for 2003 and 0.64% and 9.44%, respectively, for 2002. Results for 2004 reflect increased net interest income and a reduced provision for loan losses, partially offset by decreased noninterest income and increased noninterest expense and provision for income taxes. For the three months ended December 31, 2004 and 2003, our net income was $18.9 million and $15.4 million, respectively.

         The increase in net income for 2004 over 2003 was primarily attributable to a significant reduction in our provision for loan losses as well as increased net interest income resulting from higher-yielding investment portfolio securities and reduced deposit rates, partially offset by decreased earnings on our loan portfolio attributable to reduced earnings on our interest rate swap agreements associated with our interest rate risk management program. Results for 2004 also included a gain of $2.7 million, before applicable income taxes, recorded in February 2004 relating to the sale of a residential and recreational development property that was foreclosed on in January 2003, and gains, net of expenses, totaling $1.0 million, before applicable income taxes, recorded in February and April 2004 on the sale of two Midwest branch banking offices. The increase in net income for 2003 over 2002 was primarily attributable to increased net interest income resulting from reduced deposit rates and earnings on our interest rate swap agreements associated with our interest rate risk management program in addition to increased gains on mortgage loans sold and held for sale. Results for 2003 also included gains totaling $4.0 million, before applicable income taxes, on the sale of four branch banking offices, a nonrecurring gain of $6.3 million, before applicable income taxes, recorded in the first quarter relating to the partial exchange of our investment in Allegiant Bancorp, Inc., or Allegiant, for a 100% ownership interest in Bank of Ste. Genevieve, or BSG, located in Ste. Genevieve, Missouri. Our remaining investment in the common stock of Allegiant was contributed in full to a previously established charitable foundation in the fourth quarter of 2003. In conjunction with that transaction, we recorded nonrecurring charitable contribution expense of $5.1 million, which was partially offset by the gain realized on the increase in the market value of the Allegiant common stock and the related income tax effects of the transaction. Throughout 2003, we continued to address residual problems in our loan and lease portfolio stemming from the reduced interest rate environment and the 2002 and 2003 decline in asset quality that was primarily a result of weak economic conditions within our markets. Our provision for loan losses in 2003 declined from 2002 levels but remained at higher-than-historical levels. Our provision for loan losses in 2004 reflects a significant reduction from 2003 and is primarily attributable to loan sales of problem credits completed in late 2004 and, exclusive of recent acquisition activity, substantial improvement in asset quality, reduced levels of nonperforming loans and lower net loan charge-offs. We continue to closely monitor asset quality and address ongoing challenges posed by the current economic environment and expect nonperforming assets to remain at somewhat elevated levels in the near future due to the significant increase in nonperforming loans associated with our acquisition of CIB that was completed on November 30, 2004. Our net interest margin decreased to 4.36% for the year ended December 31, 2004, compared to 4.45% for 2003. Noninterest income decreased 4.81% to $83.5 million in 2004, from $87.7 million in 2003. Our efficiency ratio improved to 59.84% in 2004 from 60.58% in 2003, reflecting the results of management's ongoing cost containment objectives.

Financial Condition and Average Balances

         Our average total assets were $7.54 billion for the year ended December 31, 2004, compared to $7.18 billion and $7.06 billion for the years ended December 31, 2003 and 2002, respectively. Total assets were $8.73 billion, $7.11 billion and $7.35 billion at December 31, 2004, 2003 and 2002, respectively. We attribute the $1.63 billion increase in total assets primarily to our acquisition of CIB on November 30, 2004, which provided assets of $1.20 billion, and our acquisitions of CCB and SBLS in the third quarter of 2004, which provided assets of $187.8 million, in aggregate, as well as the intangible assets associated with these transactions. Additionally, exclusive of the loans provided by the acquisitions, our commercial and residential real estate lending portfolios increased $124.1 million in 2004, reflecting internal growth within these portfolios. The overall increase in total assets was partially offset by a $44.6 million decrease in the fair value of our derivative instruments to $4.7 million at December 31, 2004 from $49.3 million at December 31, 2003, primarily resulting from the maturity of a significant notional amount of our interest rate swap agreements in March and September 2004. We attribute the $244.2 million decrease in total assets for 2003 to weak loan demand from our commercial customers, a reduction in loans and bank premises and equipment related to the divestiture of four branch offices, an anticipated level of deposit attrition associated with lower deposit rates, maturities and exchanges of investment securities and a decline in derivative financial instruments, partially offset by our acquisition of BSG on March 31, 2003, which provided assets of $115.1 million.

         The increase in average assets for 2004 was primarily funded by an increase in average deposits of $114.8 million to $6.17 billion for the year ended December 31, 2004, and an increase of $266.7 million in average other borrowings to $486.0 million for the year ended December 31, 2004, primarily attributable to term reverse repurchase agreements. The increase in average assets for 2003 was primarily funded by an increase in average deposits of $98.1 million to $6.05 billion for the year ended December 31, 2003, and an increase of $25.2 million in average other borrowings to $219.3 million for the year ended December 31, 2003. We utilized the majority of the funds generated from our deposit growth to invest in available-for-sale investment securities, and the remaining funds were temporarily invested in federal funds sold, resulting in increases in average investment securities and average federal funds sold of $135.5 million and $19.8 million, respectively, to $957.4 million and $143.0 million, respectively, for the year ended December 31, 2003. Interest-earning assets averaged $6.91 billion for the year ended December 31, 2004, compared to $6.49 billion and $6.37 billion for the years ended December 31, 2003 and 2002, respectively, while interest-bearing liabilities averaged $5.78 billion for the year ended December 31, 2004, compared to $5.53 billion and $5.52 billion for the years ended December 31, 2003 and 2002, respectively.

         Average loans, net of unearned discount, were $5.51 billion, $5.39 billion and $5.42 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The acquisitions we completed during 2004 and 2003 provided total loans, net of unearned discount, of $780.9 million and $43.7 million, respectively. Our acquisitions of CIB, CCB and SBLS provided total loans, net of unearned discount, of $683.3 million, $73.6 million and $24.0 million, respectively. Additionally, internal loan growth contributed to a $91.8 million increase in commercial loans and a $32.3 million increase in residential real estate mortgage loans, partially offset by a decrease in consumer loans of $11.9 million. The overall increase in our loan portfolio was partially offset by a decrease in our loan portfolio of $83.2 million resulting from the sale of a portion of our commercial leasing portfolio and management's business decision to reduce our level of nonperforming assets through the sale of certain nonperforming loans in November and December 2004, as further discussed under "--Loans and Allowance for Loan Losses." We attribute the decrease in average loans in 2003 to general economic conditions resulting in continued weak loan demand and lower prevailing interest rates as well as increased competition within our markets areas. In addition to growth provided by acquisitions, for 2003, internal loan growth was provided by a $73.6 million increase in our real estate construction and development portfolio and a $100.6 million increase in our residential real estate mortgage portfolio due to increased volumes resulting from the current interest rate environment and our business strategy decision to retain a portion of our residential mortgage loan production that would have previously been sold in the secondary mortgage market. These increases were offset by a $204.2 million decline in our loans held for sale resulting from the timing of loan sales in the secondary mortgage market and reduced loan volumes in the fourth quarter of 2003, a continued decline in our lease financing portfolio of $59.5 million that is consistent with our overall business strategy to de-emphasize our commercial leasing activities, a $56.1 million decline in commercial, financial and agricultural loans and a $22.4 million decline in consumer and installment loans, net of unearned discount.

         Investment securities averaged $1.28 billion, $957.4 million and $821.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, reflecting increases of $325.6 and $135.5 million for the years ended December 31, 2004 and 2003, respectively. We attribute the increase in 2004 primarily to the investment of additional funds provided by an increase in our other borrowings as well as our acquisitions of CIB and CCB, which provided us with $393.2 million and $44.8 million of investment securities, respectively. Additionally, a portion of excess short-term investments were utilized to purchase higher-yielding available-for-sale investment securities, resulting in a decline in average short-term investments of $23.7 million to $119.4 million for the year ended December 31, 2004, from $143.0 million in 2003. The increase in 2003 was primarily associated with purchases of available-for-sale investment securities due to deposit growth and our acquisition of BSG, which provided us with $47.8 million of investment securities. The overall increase in 2003 was partially offset by the exchange of our Allegiant common stock for our ownership in BSG and the subsequent charitable contribution of our remaining Allegiant shares.

         Nonearning assets averaged $633.2 million for the year ended December 31, 2004, compared to $698.7 million and $687.8 million for the years ended December 31, 2003 and 2002, respectively. Derivative financial instruments averaged $25.9 million for the year ended December 31, 2004, compared to $78.7 million and $72.8 million for the years ended December 31, 2003 and 2002, respectively, consistent with a decline in the fair value of certain derivative financial instruments and the maturity of $800.0 million notional amount of interest rate swap agreements during 2004, as further discussed under "--Interest Rate Risk Management" and Note 5 to our Consolidated Financial Statements. In 2004, the acquisitions of CIB and CCB, the opening of four de novo branch banking offices, partially offset by continued depreciation and amortization and the divestiture of two branch banking offices, contributed to the overall increase in bank premises and equipment. In addition, our liquidation of certain parcels of other real estate, as further discussed under "--Loans and Allowance for Loan Losses," further contributed to the overall decline in average nonearning assets in 2004. In 2003, lower capital expenditures, continued depreciation and amortization, and the divestiture of four branch offices contributed to the overall decrease in bank premises and equipment. Intangible assets increased $24.0 million in 2004 and primarily relate to goodwill associated with our acquisitions of CIB, CCB and SBLS, and core deposit intangibles associated with our acquisitions of CIB and CCB. Intangible assets increased $6.6 million in 2003 and were primarily attributable to goodwill and core deposit intangibles associated with our acquisition of BSG.

         We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $6.17 billion, $6.05 billion and $5.96 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Total deposits increased by $1.19 billion to $7.15 billion at December 31, 2004 from $5.96 billion at December 31, 2003. The increase is primarily attributable our acquisitions of CIB and CCB, which provided total deposits of $1.10 billion and $104.6 million, respectively, as well as the expansion of our banking franchise with the opening of four de novo branch offices in 2004, in West St. Louis County, Missouri, Houston, Texas, McKinney, Texas and San Diego, California. The increase was partially offset by a $23.4 million reduction in our deposit base associated with our divestiture of two Midwest branch banking offices during the first and second quarters of 2004, as well as an anticipated level of attrition associated with our acquisitions. Our continued deposit marketing efforts and efforts to further develop multiple account relationships with our customers, in additional to slightly higher deposit rates on certain products, have contributed to deposit growth despite continued aggressive competition within our market areas and an anticipated level of attrition associated with ongoing low deposit rates. The deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits. Total deposits decreased by $211.2 million to $5.96 billion at December 31, 2003, and primarily reflect an anticipated level of attrition associated with ongoing low deposit rates and continued aggressive competition within our market areas as well as an $88.3 million reduction in our deposit base associated with our divestiture of four branch offices in late 2003. The overall decline in deposits was partially offset by $93.7 million of deposits acquired from BSG.

         Other borrowings averaged $486.0 million, $219.3 million and $194.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the average balance for 2004 reflects $250.0 million of term securities sold under agreements to repurchase that we entered into in conjunction with our interest rate risk management program during the first and second quarters of 2004, as further discussed in Note 5 and Note 10 to our Consolidated Financial Statements. The increase also reflects a $42.6 million increase in daily securities sold under agreements to repurchase principally in connection with the cash management activities of our commercial deposit customers, as well as a $28.6 million increase in Federal Home Loan Bank advances that we assumed in conjunction with our acquisitions of CIB and CCB. The increase in the average balance for 2003 reflects $100.0 million of term securities sold under agreements to repurchase that we entered into during the third quarter of 2003, offset by a $55.0 million reduction in federal funds purchased, a $30.2 million decrease in daily securities sold under agreements to repurchase and a $7.0 million reduction in Federal Home Loan Bank advances.

         Our note payable averaged $3.7 million, $15.4 million and $17.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our note payable was $15.0 million at December 31, 2004 and resulted from a single advance drawn under our revolving credit line on November 30, 2004 to partially fund our acquisition of CIB. The balance of our note payable at December 31, 2003 was $17.0 million and resulted from a $34.5 million advance in June 2003 to partially fund the redemption of $47.4 million of our subordinated debentures. This advance was subsequently repaid in April 2004 through dividends from our subsidiary bank.

         Subordinated debentures issued to our statutory and business trusts averaged $220.4 million, $249.1 million and $265.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our subordinated debentures increased $61.9 million during 2004 due to the issuance of $20.6 million of subordinated debentures to First Bank Statutory Trust II, or FBST II, a newly formed affiliated statutory trust, on September 20, 2004, and the issuance of $41.2 million of subordinated debentures to First Bank Statutory Trust III, or FBST III, a newly formed affiliated statutory trust, on November 23, 2004, as further discussed in Note 12 to our Consolidated Financial Statements. The proceeds from the issuance of these subordinated debentures were utilized to partially fund our acquisition of CIB. Our subordinated debentures decreased $69.1 during 2003 due primarily to a net reduction of $63.1 million in outstanding subordinated debentures. In March 2003, we issued $25.8 million of 8.10% subordinated debentures to First Bank Statutory Trust, or FBST, in a private placement and in April 2003, we issued $47.4 million of 8.15% subordinated debentures to First Preferred Capital Trust IV, or First Preferred IV, in a publicly underwritten offering. Proceeds from the 2003 issuances of subordinated debentures, in addition to approximately $30.9 million of available cash reserves and a $34.5 million advance on our note payable, were used for the May 2003 redemption of $88.9 million of 9.25% subordinated debentures that were issued to First Preferred Capital Trust in 1997, and the June 2003 redemption of $47.4 million of 8.50% subordinated debentures that were issued to First America Capital Trust in 1998.

         Stockholders' equity averaged $574.3 million, $537.6 million and $478.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. We primarily attribute the increase for 2004 to net income of $82.9 million, partially offset by dividends paid on our Class A and Class B preferred stock, and a $31.0 million decrease in accumulated other comprehensive income, which was comprised of $25.2 million associated with the change in the fair value of our derivative financial instruments and $5.8 million associated with the change in our unrealized gains and losses on available-for-sale investment securities. These decreases are reflective of changes in prevailing interest rates, a decline in the fair value of our derivative financial instruments, and the maturity of $800.0 million notional amount of our interest rate swap agreements throughout 2004, as further discussed under "--Interest Rate Risk Management" and Note 5 to our Consolidated Financial Statements. The increase for 2003 is attributable to net income of $62.8 million, partially offset by dividends paid on our Class A and Class B preferred stock, and a $31.3 million decrease in accumulated other comprehensive income that was comprised of $21.3 million associated with the change in the fair value of our derivative financial instruments and $10.0 million associated with the change in our unrealized gains and losses on available-for-sale investment securities.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                      Years Ended December 31,
                                        --------------------------------------------------------------------------------------
                                                    2004                            2003                        2002
                                        -----------------------------   --------------------------  --------------------------
                                                    Interest                       Interest                    Interest
                                         Average    Income/   Yield/     Average   Income/   Yield/   Average  Income/  Yield/
                                         Balance    Expense    Rate      Balance   Expense    Rate    Balance  Expense   Rate
                                         -------    -------    ----      -------   -------    ----    -------  -------   ----
                                                                  (dollars expressed in thousands)

                   ASSETS
                   ------

Interest-earning assets:
    Loans: (1) (2) (3)
       Taxable........................ $5,493,867   340,660    6.20%   $5,369,046   354,649   6.61% $5,408,018  389,090   7.19%
       Tax-exempt (4).................     15,187     1,260    8.30        16,317     1,266   7.76      16,490    1,495   9.07
    Investment securities:
       Taxable........................  1,245,226    50,170    4.03       914,357    32,442   3.55     773,871   31,845   4.12
       Tax-exempt (4).................     37,775     2,292    6.07        43,074     2,672   6.20      48,078    2,869   5.97
    Short-term investments............    119,370     1,643    1.38       143,046     1,502   1.05     123,285    1,949   1.58
                                       ----------   -------            ----------  --------         ----------  -------
         Total interest-
           earning assets.............  6,911,425   396,025    5.73     6,485,840   392,531   6.05   6,369,742  427,248   6.71
                                                    -------                        --------                     -------

Nonearning assets.....................    633,154                         698,740                      687,843
                                       ----------                      ----------                   ----------
         Total assets................. $7,544,579                      $7,184,580                   $7,057,585
                                       ==========                      ==========                   ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing
         demand deposits.............. $  856,765     3,472    0.41%   $  852,104     5,470   0.64% $  755,879    7,551   1.00%
       Savings deposits...............  2,175,425    20,128    0.93     2,147,573    23,373   1.09   1,991,510   35,668   1.79
       Time deposits (3)..............  2,036,323    49,467    2.43     2,046,741    54,276   2.65   2,295,431   85,049   3.71
                                       ----------   -------            ----------  --------         ----------  -------
         Total interest-
           bearing deposits...........  5,068,513    73,067    1.44     5,046,418    83,119   1.65   5,042,820  128,268   2.54
    Other borrowings..................    485,994     6,102    1.26       219,264     2,243   1.02     194,077    3,450   1.78
    Note payable (5)..................      3,657       506   13.84        15,418       785   5.09      17,947    1,032   5.75
    Subordinated debentures (3) ......    220,428    15,092    6.85       249,146    17,879   7.18     265,503   24,801   9.34
                                       ----------   -------            ----------  --------         ----------  -------
         Total interest-
           bearing liabilities........  5,778,592    94,767    1.64     5,530,246   104,026   1.88   5,520,347  157,551   2.85
                                                    -------                        --------                     -------
Noninterest-bearing liabilities:
    Demand deposits...................  1,100,072                       1,007,400                      912,915
    Other liabilities.................     91,660                         109,357                      145,731
                                       ----------                       ---------                   ----------
         Total liabilities............  6,970,324                       6,647,003                    6,578,993
Stockholders' equity..................    574,255                         537,577                      478,592
                                       ----------                       ---------                   ----------
         Total liabilities and
           stockholders' equity....... $7,544,579                      $7,184,580                   $7,057,585
                                       ==========                      ==========                   ==========
Net interest income...................              301,258                         288,505                     269,697
                                                    =======                        ========                     =======
Interest rate spread..................                         4.09                           4.17                        3.86
Net interest margin (6)...............                         4.36%                          4.45%                       4.23%
                                                              =====                           ====                        ====
----------------------------
(1)   For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Interest income and interest expense includes the effects of interest rate swap agreements.
(4)   Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately  $1.2 million,  $1.4 million and  $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
(5)   Interest expense on our note  payable includes commitment, arrangement and renewal fees. Exclusive of  these fees, the  interest  rates  paid  were  2.87%,  2.35% and  2.96% for the years ended  December 31, 2004, 2003  and 2002, respectively.
(6)   Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-
      earning assets.


         The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense that are attributable to changes in average volume and changes in average rates, in comparison with the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                                          Increase (Decrease) Attributable to Change in:
                                                ------------------------------------------------------------------
                                                  December 31, 2004 Compared         December 31, 2003 Compared
                                                     to December 31, 2003               to December 31, 2002
                                                -----------------------------      -------------------------------
                                                                         Net                                 Net
                                                Volume       Rate      Change       Volume       Rate      Change
                                                ------       ----      ------       ------       ----      ------
                                                                 (dollars expressed in thousands)

Interest earned on:
    Loans: (1) (2) (3)
       Taxable.............................    $ 8,189     (22,178)   (13,989)     (2,824)    (31,617)   (34,441)
       Tax-exempt (4)......................        (91)         85         (6)        (16)       (213)      (229)
    Investment securities:
       Taxable.............................     12,906       4,822     17,728       5,345      (4,748)       597
       Tax-exempt (4)......................       (325)        (55)      (380)       (305)        108       (197)
    Short-term investments.................       (277)        418        141         278        (725)      (447)
                                               -------     -------    -------     -------     -------    -------
           Total interest income...........     20,402     (16,908)     3,494       2,478     (37,195)   (34,717)
                                               -------     -------    -------     -------     -------    -------
Interest paid on:
    Interest-bearing demand deposits.......         29      (2,027)    (1,998)        878      (2,959)    (2,081)
    Savings deposits.......................        294      (3,539)    (3,245)      2,602     (14,897)   (12,295)
    Time deposits (3) .....................       (278)     (4,531)    (4,809)     (8,461)    (22,312)   (30,773)
    Other borrowings.......................      3,234         625      3,859         406      (1,613)    (1,207)
    Note payable (5).......................       (915)        636       (279)       (136)       (111)      (247)
    Subordinated debentures (3)............     (1,993)       (794)    (2,787)     (1,456)     (5,466)    (6,922)
                                               -------     -------    -------     -------     -------    -------
           Total interest expense..........        371      (9,630)    (9,259)     (6,167)    (47,358)   (53,525)
                                               -------     -------    -------     -------     -------    -------
           Net interest income.............    $20,031      (7,278)    12,753       8,645      10,163     18,808
                                               =======     =======    =======     =======     =======    =======
------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense includes the effect of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5) Interest expense on our note payable includes commitment, arrangement and renewal fees.

Net Interest Income

         The primary source of our income is net interest income. Net interest income (expressed on a tax-equivalent basis) increased to $301.3 million for the year ended December 31, 2004, from $288.5 million and $269.7 million for the years ended December 31, 2003 and 2002, respectively. Net interest margin was 4.36% for the year ended December 31, 2004, compared to 4.45% and 4.23% for the years ended December 31, 2003 and 2002, respectively. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

         We credit the increased net interest income for 2004 primarily to the net interest-earning assets provided by our acquisitions completed in 2003 and 2004, increased average investment securities with higher yields, partially offset by increased rates on other borrowings, lower rates paid on deposits, increased average investment securities with higher yields, and increased average loan balances associated with our acquisitions and internal growth. The improved net interest income is also attributable to a $63.1 million net reduction in our outstanding subordinated debentures during 2003 and reduced rates associated with our outstanding subordinated debentures. As more fully described in Note 12 to our Consolidated Financial Statements, in 2003, we redeemed $136.3 million of subordinated debentures that were issued during 1997 and 1998, and we issued $25.8 million of subordinated debentures to FBST and $47.4 million of subordinated debentures to First Preferred IV. On September 20, 2004, we issued $20.6 million of subordinated debentures to FBST II and on November 23, 2004, we issued $41.2 million of subordinated debentures to FBST
III. These transactions, coupled with the use of additional derivative financial instruments, have allowed us to reduce our overall interest expense associated with our subordinated debentures. Earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates also contributed to the maintenance of our net interest margin in 2004 and an increase in our net interest margin in 2003. These derivative financial instruments used to hedge our interest rate risk contributed $50.1 million, $64.6 million and $53.0 million, respectively, to net interest income for the years ended December 31, 2004, 2003 and 2002. We attribute the decreased earnings on our interest rate swap agreements for 2004 to increasing interest rates and the maturity of $50.0 million, $150.0 million and $600.0 million notional amount of interest rate swap agreements in January, March and September 2004, respectively. Specifically, the net interest income associated with the swap agreements that matured in September 2004 declined by $9.0 million during 2004. Although the Company is implementing other methods to offset the reduction in net interest income, including the funding of investment security purchases through the issuance of term reverse repurchase agreements, the maturity of the swap agreements has resulted and will continue to result in a sizeable reduction of future net interest income, which may be further adversely affected if prevailing interest rates decrease. In addition, earning assets increased as a result of our acquisitions of BSG in 2003, which provided assets of $115.1 million, and Plains Financial Corporation, or Plains, and two Texas branch purchases in 2002, which provided assets of $256.3 million and $63.7 million, respectively. The increase in net interest income in 2003, however, was partially offset by prevailing lower interest rates, generally weak loan demand and overall economic conditions that continue to exert pressure on our net interest margin.

         Average total loans, net of unearned discount, were $5.51 billion for the year ended December 31, 2004, in comparison to $5.39 billion and $5.42 billion for the years ended December 31, 2003 and 2002, respectively. The yield on our loan portfolio decreased to 6.21% for the year ended December 31, 2004, in comparison to 6.61% for 2003 and 7.20% for 2002. We attribute the overall increase in average loans in 2004 to our acquisitions and to internal loan growth, partially offset by reductions in our loans held for sale portfolio, the sale of a portion of our commercial leasing portfolio on June 30, 2004 and the sale of certain nonperforming loans late in the fourth quarter of 2004 as a result of management's business decision to reduce our overall level of nonperforming assets through the sale of certain nonperforming loans. In addition, increased competition and general economic conditions within our market areas have contributed to continued weak loan demand and generally low prevailing interest rates, despite the recent increases in the prime lending rate experienced in the third and fourth quarters of 2004. In 2004, the prime rate of interest increased to 5.25% at December 31, 2004 from 4.00% at January 1, 2004. We attribute the overall decline in yields in 2003 primarily to the decreases in prevailing interest rates. During the period from January 1, 2002 through December 31, 2003, the Board of Governors of the Federal Reserve System decreased the targeted federal funds rate two times, resulting in two decreases in the prime rate of interest from 4.75% to 4.00%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As discussed above and under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of the interest rate environment and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements and the net reduction of our outstanding subordinated debentures.

         For the years ended December 31, 2004, 2003 and 2002, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 1.44%, 1.65% and 2.54%, respectively. We attribute the decline primarily to significantly decreased rates paid on our savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. However, the continued competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing while still providing an adequate funding source for our loan portfolio. The earnings associated with certain of our interest rate swap agreements designated as fair value hedges further contributed to the overall reduction in deposit rates paid on time deposits; however, as further discussed in Note 5 and Note 25 to our Consolidated Financial Statements, the earnings associated with certain of our interest rate swap agreements were significantly reduced in 2003 and 2004 due to a substantially increasing level of ineffectiveness experienced in the hedging relationships as the underlying hedged liabilities neared maturity that ultimately led to management's decision to terminate the remaining $150.0 million of fair value hedges that hedged a portion of our other time deposits, effective February 25, 2005.

         The aggregate weighted average rate on our note payable was 13.84% for the year ended December 31, 2004, compared to 5.09% and 5.75% for the years ended December 31, 2003 and 2002, respectively. The overall changes in the weighted average rates paid reflect changing market interest rates during these periods. Amounts outstanding under our $75.0 million revolving line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the London Interbank Offering Rate plus a margin determined by the outstanding balance and our profitability for the preceding four calendar quarters. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source during 2004 was higher due to fees associated with the credit facility coupled with minimal borrowings under the revolving credit line during 2004 as compared to 2003. The overall cost of this funding source during 2003 however, was mitigated by the reductions in the prime lending rate and in the average outstanding balance of our note payable in 2003 as compared to 2002. The balance of our note payable at December 31, 2003 resulted from a $34.5 million advance drawn in June 2003 to partially fund our redemption of $47.4 million of subordinated debentures, and was subsequently reduced by $17.5 million of internally funded repayments. This advance was repaid in April 2004 and no additional advances were drawn in 2004 until November 30, 2004, when an advance was drawn to partially fund our acquisition of CIB, resulting in the outstanding balance of our note payable being increased to $15.0 million at December 31, 2004. In January 2005, we reduced this advance by $11.0 million through dividends from our subsidiary bank. The aggregate weighted average rate paid on our other borrowings was 1.26% for the year ended December 31, 2004, as compared to 1.02% and 1.78% for the years ended December 31, 2003 and 2002, respectively, reflecting changes in the current interest rate environment during these periods.

         The aggregate weighted average rate paid on our subordinated debentures was 6.85%, 7.18% and 9.34% for the years ended December 31, 2004, 2003 and 2002, respectively. The aggregate weighted average rates paid for 2004 and 2003 reflect the issuance of $61.9 million of subordinated debentures in late 2004 associated with our acquisition of CIB, the redemption of $136.3 million of subordinated debentures and the issuance of $73.2 million of subordinated debentures at lower interest rates in 2003, as well as the earnings impact of our interest rate swap agreements entered into in 2002 and in March and April 2003. The rate for 2002 reflects the net interest differential earnings impact of $4.5 million associated with our interest rate swap agreements entered into in May and June 2002. The decline was partially offset by the additional expense of our subordinated debentures issued in November 2001 and April 2002 as well as a change in estimate regarding the period over which the deferred issuance costs associated with these obligations are being amortized. The change in estimate resulted in a reduction of net income in the amount of approximately $2.8 million for the year ended December 31, 2002, as compared to what results would have been without the change.

Comparison of Results of Operations for 2004 and 2003

         Net Income. Net income was $82.9 million for the year ended December 31, 2004, compared to $62.8 million for 2003. Our return on average assets and our return on average stockholders' equity were 1.10% and 14.44%, respectively, for the year ended December 31, 2004, compared to 0.87% and 11.68%, respectively, for 2003. Results for 2004 reflect increased net interest income and a reduced provision for loan losses, partially offset by decreased noninterest income, increased noninterest expense and an increased provision for income taxes. The provision for loan losses for 2004, which was significantly lower than the higher-than-historical amounts reflected in 2003 and 2002, reflects an overall improvement in asset quality, reduced levels of nonperforming loans and lower net loan charge-offs than experienced in recent years, as further discussed under "--Provision for Loan Losses" and exclusive of our 2004 acquisition. Increased net interest income is primarily attributable to our 2004 acquisitions, reduced deposit rates and earnings on our interest rate swap agreements, as further discussed under "--Net Interest Income." We attribute the decreased noninterest income to a nonrecurring gain on the sale of our investment in Allegiant for a 100% ownership interest in BSG in 2003 and decreased gains on the divestiture of branch offices in 2004 as compared to 2003, partially offset by increased service charges on deposit accounts, gains on mortgage loans sold and held for sale, and investment management income, as further discussed under "--Noninterest Income." The overall increase in operating expenses for 2004, as further discussed under "--Noninterest Expense," was primarily due to increases in salaries and employee benefit expenses that were partially offset by a decrease in write-downs on operating leases associated with our commercial leasing business and a nonrecurring charitable contribution expense related to the contribution of our shares of Allegiant common stock in the fourth quarter of 2003.

         Provision  for Loan  Losses.  The  provision  for loan losses was $25.8 million and $49.0 million for the years ended December 31, 2004 and 2003, respectively. Net loan charge-offs were $24.8 million and $32.7 million for the years ended December 31, 2004 and 2003, respectively. In 2003, we continued to experience the higher level of problem loans, related charge-offs and past due loans that we began to experience in early 2002. This was a result of economic conditions within our market areas, additional problems identified in certain acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio relating to the airline industry. These factors necessitated higher provisions for loan losses than in prior periods. The reduced provision for loan losses in 2004 resulted from loan sales completed late in the fourth quarter of 2004 and, exclusive of recent acquisition activity, substantial improvement in asset quality, reduced levels of nonperforming loans, primarily resulting from significant loan payoffs, and lower net loan charge-offs, as further discussed under "--Lending Activities" and "--Loans and Allowance for Loan Losses." Our nonperforming loans increased to $85.8 million at December 31, 2004 from $75.4 million at December 31, 2003, reflecting the acquisition of a significant amount of nonperforming loans associated with our 2004 acquisitions, particularly CIB which provided nonperforming loans of $60.3 million. In addition, our acquisitions of CCB, SBLS and CIB provided $4.4 million, $3.0 million and $26.4 million, respectively, in additional allowance for loan losses. Our loan policy requires all loans to be placed on a nonaccrual status once principal or interest payments become 90 days past due. Our general procedures for monitoring these loans allow individual loan officers to submit a written request for approval to continue the accrual of interest on loans that become 90 days past due. These requests must be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is placed on nonaccrual status. Management expects nonperforming assets to remain at higher levels in the near term because of our CIB and CCB acquisitions and considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2004 and 2003:

                                                                                December 31,        Increase (Decrease)
                                                                                ------------        -------------------
                                                                              2004         2003        Amount       %
                                                                              ----         ----        ------      --
                                                                                  (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees.....  $  38,230     36,113      2,117       5.86%
        Gain on loans sold and held for sale..............................     18,497     15,645      2,852      18.23
        Net gain on sales of available-for-sale investment securities.....        257      8,761     (8,504)    (97.07)
        Gain on sales of branches, net of expenses........................      1,000      3,992     (2,992)    (74.95)
        Bank-owned life insurance investment income.......................      5,201      5,469       (268)     (4.90)
        Investment management income......................................      6,870      4,762      2,108      44.27
        Other.............................................................     13,431     12,966        465       3.59
                                                                            ---------   --------   --------
              Total noninterest income....................................  $  83,486     87,708     (4,222)     (4.81)
                                                                            =========   ========   ========   ========
     Noninterest expense:
        Salaries and employee benefits....................................  $ 117,492     95,441     22,051      23.10%
        Occupancy, net of rental income...................................     19,882     20,940     (1,058)     (5.05)
        Furniture and equipment...........................................     17,017     18,286     (1,269)     (6.94)
        Postage, printing and supplies....................................      5,010      5,100        (90)     (1.76)
        Information technology fees.......................................     32,019     32,136       (117)     (0.36)
        Legal, examination and professional fees..........................      7,412      8,131       (719)     (8.84)
        Amortization of intangibles associated with the purchase of
           subsidiaries...................................................      2,912      2,506        406      16.20
        Communications....................................................      1,866      2,667       (801)    (30.03)
        Advertising and business development..............................      5,493      4,271      1,222      28.61
        Charitable contributions..........................................        577      5,334     (4,757)    (89.18)
        Other.............................................................     19,825     32,257    (12,432)    (38.54)
                                                                            ---------   --------   --------
              Total noninterest expense...................................  $ 229,505    227,069      2,436       1.07
                                                                            =========   ========   ========   ========


         Noninterest Income. Noninterest income was $83.5 million for the year ended December 31, 2004, compared to $87.7 million for 2003. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gain on sales of available-for-sale investment securities, bank-owned life insurance investment income, investment management income and other income.

         Service charges on deposit accounts and customer service fees increased to $38.2 million for 2004, from $36.1 million for 2003. We attribute the increase in service charges and customer service fees to:

         >>    our acquisitions completed during 2003 and 2004;

         >>    increased demand deposit account balances;

         >> additional products and services available and utilized by our retail and commercial customers;

         >> increased fee income resulting from revisions of customer service charges for non-sufficient fund and returned check fee rates that became effective in December 2003, and enhanced control of fee waivers; and

         >> increased fee income associated with automated teller machine services and debit cards.

         The gain on loans sold and held for sale increased to $18.5 million from $15.6 million for the years ended December 31, 2004 and 2003, respectively. The change reflects the continued slowdown in 2004 in the volume of mortgage loans originated and sold that was initially experienced in the fourth quarter of 2003, management's decision to retain a portion of new mortgage loan production in the real estate mortgage portfolio in mid-2003 and a decrease in the allocation of direct mortgage loan origination costs from salary and employee benefits expense to gain on loans sold and held for sale since late 2003, and a change in the fallout percentage associated with the allocation. The fallout percentage represents the percentage of the number of loan applications that do not result in the ultimate origination of a loan divided by the total number of loan applications received.

         Noninterest income for the years ended December 31, 2004 and 2003 includes net gains on sales of available-for-sale investment securities of
$257,000 and $8.8 million, respectively. The net gain for 2004 resulted primarily from the sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives. The net gain for 2003 includes a $6.3 million gain on the exchange of our Allegiant common stock for a 100% ownership interest in BSG in the first quarter of 2003 and a $2.3 million gain realized on the subsequent contribution of our remaining shares of Allegiant common stock to a previously established charitable foundation in the fourth quarter of 2003, partially offset by a $431,000 impairment loss resulting from a permanent decline in the fair value of an equity fund investment.

         Gains, net of expenses, on the sale of two Midwest banking offices in 2004 totaled $1.0 million and reflect a $392,000 gain, net of expenses on the sale of one of our Missouri branch banking offices on February 6, 2004, and a $630,000 gain, net of expenses, on the sale of one of our Illinois banking offices on April 16, 2004. The additional adjustment to gains, net of expenses, in 2004 relates to an adjustment to the fourth quarter 2003 gain recorded on the divestiture of four banking offices due to an expense incurred to correct certain environmental issues associated with one of the banking offices. During the fourth quarter of 2003, we recorded a $4.0 million gain, net of expenses, on the sale of the four branch offices in eastern Missouri and central and northern Illinois, as further discussed in Note 2 to our Consolidated Financial Statements.

         Bank-owned life insurance income was $5.2 million for the year ended December 31, 2004, in comparison to $5.5 million in 2003 and reflects a reduced return on this product primarily associated with the reduced interest rate environment and overall market conditions.

         Investment management income was $6.9 million for the year ended December 31, 2004, in comparison to $4.8 million in 2003. The increase in 2004 reflects increased portfolio management fee income associated with our Institutional Money Management division.

         Other income was $13.4 million and $13.0 million for the years ended December 31, 2004 and 2003, respectively. We attribute the primary components of the increase in other income to:

         >> increased loan servicing fees of $3.0 million primarily attributable to increased fees from loans serviced for others, including fees from the SBA assets purchased from SBLS, decreased amortization of mortgage servicing rights and a lower level of interest shortfall. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Loan servicing fees for 2004 also included an impairment charge of $459,000 on the SBA servicing asset;

         >> an increase of $665,000 in fees from fiduciary activities, which were $2.8 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively;

         >>    our acquisitions completed during 2003 and 2004;

         >>    increased income of $512,000 from standby letters of credit; and

         >> an increase of $375,000 reflecting the reduction of a contingent liability recorded in conjunction with the sale of a portion of our leasing portfolio as a result of reductions in related lease balances for the specific pools of leases sold, as further discussed in Note 24 to our Consolidated Financial Statements; partially offset by

         >> decreased net gains on derivative instruments of $2.0 million. The net loss on derivative instruments was $1.5 million for the year ended December 31, 2004, in comparison to a net gain of $496,000 in 2003. The decrease in the net gain on derivative instruments reflects changes in the fair value of our interest rate cap agreements, fair value hedges and underlying hedged liabilities. The decrease reflects the discontinuation, in 2003, of hedge accounting treatment on two interest rate swap agreements that matured in January 2004, resulting from the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities, as further discussed under "--Interest Rate Risk Management" and Note 5 to our Consolidated Financial Statements;

         >> a decrease of $1.1 million in rental income associated with our reduced commercial leasing activities;

         >>    a  $282,000   write-off  of  fixed  assets  associated  with  the
               remodeling of a branch office facility to accommodate our St. Louis based mortgage banking operation;

         >> a decline of $265,000 in brokerage revenue primarily associated with overall market conditions and reduced customer demand; and

         >> a net increase of $643,000 in losses on sales or reductions in valuations of repossessed assets, primarily related to leasing equipment associated with our commercial leasing business. Net losses for 2004 were $1.6 million and included a $750,000 write-down on repossessed aircraft equipment and a $1.3 million write-down on repossessed equipment unrelated to the airline industry. These write-downs were partially offset by a $350,000 gain on the sale of other repossessed aircraft equipment associated with our commercial leasing portfolio. Net losses for 2003 were $950,000 and included write-downs of $855,000 on the disposition of certain aircraft and aircraft equipment parts.

         Noninterest Expense. Noninterest expense was $229.5 million for the year ended December 31, 2004, in comparison to $227.1 million for 2003. Our efficiency ratio was 59.84% for the year ended December 31, 2004, compared to 60.58% for 2003. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to the sum of net interest income and noninterest income. The net increase in noninterest expense for 2004 primarily reflects the noninterest expense of our acquisitions completed during 2003 and 2004, as well as increases in salaries and employee benefits expenses, partially offset by the nonrecurring $5.1 million charitable contribution expense recognized in the fourth quarter of 2003 on the contribution of our Allegiant common stock, a decline in expenses and losses, net of gains, on other real estate owned, a decrease in write-downs on various operating leases associated with our commercial leasing business, and a decrease in occupancy, net of rental income, and furniture and equipment expense.

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

         >> costs associated with a planned exit of an activity of the acquired entity that is not associated with or is not expected to generate revenues after the consummation date, such as credit card lending. These costs are generally recorded as of the consummation date through the establishment of an accrued liability with the offsetting adjustment recorded as an increase to goodwill. These costs are infrequently encountered and, for all periods presented, are not material to our operations;

         >> planned involuntary employee termination benefits (severance costs) as further discussed under "--Acquisitions - Acquisition and Integration Costs" and Note 2 to our Consolidated Financial Statements; and

         >> contractual obligations of the acquired entities that existed prior to the consummation date that either have no economic benefit to the combined entity or have a penalty that we will incur to cancel the contractual obligation. These contractual obligations generally relate to existing information technology and item processing contracts of the acquired entities that include penalties for early termination. In conjunction with the merger and integration of our acquisitions, the acquired entities are converted to our existing information technology and item processing systems. Consequently, the costs associated with terminating the existing contracts of the acquired entities are generally recorded as of the consummation date through the establishment of an accrued liability with the offsetting adjustment recorded as an increase to goodwill as further discussed under "--Acquisitions - Acquisition and Integration Costs" and Note 2 to our Consolidated Financial Statements.

         We make adjustments to the fair value of the acquired entities' assets and liabilities for these items as of the consummation date and include them in the allocation of the overall acquisition cost. We also incur costs associated with our acquisitions that are expensed in our consolidated statements of income. These costs relate specifically to additional costs incurred in conjunction with the information technology and item processing conversions of the acquired entities as further described and quantified below.

         Salaries and employee benefits increased by $22.1 million to $117.5 million for the year ended December 31, 2004, from $95.4 million in 2003. We primarily associate the overall increase with our 2003 and 2004 acquisitions; generally higher salary and employee benefit costs associated with employing and retaining qualified personnel; and additions to staff to enhance senior management expertise and expand our product lines. The increase is also attributable to a lower allocation of direct mortgage loan origination costs from salaries and employee benefits expense to gain on loans sold and held for sale due to a slowdown in the volume of mortgage loans originated and sold, management's decision to retain a portion of new mortgage loan production in our real estate mortgage portfolio in mid-2003 and a change in the fallout percentage associated with the allocation.

         Occupancy, net of rental income, and furniture and equipment expense totaled $36.9 million and $39.2 million for the years ended December 31, 2004 and 2003, respectively. We primarily attribute the continued higher levels of expense to acquisitions, technology equipment expenditures, continued expansion and renovation of various corporate and branch offices and the relocation of certain branches and operational areas. The decrease in 2004 is partially attributable to decreased rent expense associated with various lease terminations in 2003, including a $1.0 million lease termination obligation associated with the relocation of our San Francisco-based loan administration department to southern California and a $200,000 lease buyout on a California branch facility recorded in the first quarter of 2003, a $979,000 decrease in depreciation expense on leased equipment associated with our reduced commercial leasing activities, partially offset by an increase attributable to our 2004 acquisitions.

         Information technology fees were $32.0 million and $32.1 million for the years ended December 31, 2004 and 2003, respectively. As discussed in Note 19 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. We attribute the level of fees to growth and technological advancements consistent with our product and service offerings, and continued expansion and upgrades to technological equipment, networks and communication channels, partially offset by expense reductions resulting from the information technology conversion of BSG completed in 2003, as well as the achievement of certain efficiencies associated with the implementation of various technology projects. The information technology conversion of CCB was completed in September 2004.

         Legal, examination and professional fees were $7.4 million and $8.1 million for the years ended December 31, 2004 and 2003, respectively. The decrease in these fees in 2004 is primarily associated with higher legal fees paid in 2003 related to an ongoing lawsuit that reached final resolution in the second quarter of 2004. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation related to acquired entities have all contributed to the overall expense levels in 2003 and 2004.

         Amortization of intangibles associated with the purchase of subsidiaries was $2.9 million and $2.5 million for the years ended December 31, 2004 and 2003, respectively. We attribute the increase to the core deposit intangibles associated with our 2003 and 2004 acquisitions.

         Communications and advertising and business development expenses were $7.4 million and $6.9 million for the years ended December 31, 2004 and 2003, respectively. The expansion of our sales, marketing and product group in 2004 and broadened advertising campaigns have contributed to higher expenditures and are consistent with our continued focus on expanding our banking franchise and the products and services available to our customers. We continue our efforts to manage these expenses through renegotiation of contracts, enhanced focus on advertising and promotional activities in markets that offer greater benefits, as well as ongoing cost containment efforts.

         Charitable contribution expense was $577,000 and $5.3 million for the years ended December 31, 2004 and 2003, respectively. We recorded contribution expense of $5.1 million in the fourth quarter of 2003 related to the contribution of our remaining shares of Allegiant common stock, as further discussed under "--Overview" and "--Acquisitions - Closed Acquisitions and Other Corporate Transactions."

         Other expense was $19.8 million and $32.3 million for the years ended December 31, 2004 and 2003, respectively. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. We attribute the majority of the decrease in other expense for 2004, as compared to 2003, to:

         >> a decrease of $5.2 million on expenditures and losses, net of gains, on other real estate. Expenditures and losses, net of gains, on other real estate reflected net gains of $3.3 million for the year ended December 31, 2004, in comparison to net expenses and losses of $1.9 million in 2003. Net gains on sales of other real estate in 2004 include a $2.7 million gain on the sale of a residential and recreational development property that was transferred to other real estate in January 2003, as further discussed under "--Loans and Allowance for Loan Losses," and approximately $454,000 in gains recorded on the sale of two additional holdings of other real estate. Net expenditures on other real estate for 2003 primarily included expenditures associated with the operation of the residential and recreational development property that was sold in February 2004 as well as a $200,000 expenditure associated with an unrelated residential real estate property located in the northern California region;

         >> decreased write-downs of $6.1 million on various operating leases associated with our commercial leasing business, which were primarily a result of reductions in estimated residual values. We recorded write-downs of $664,000 for the year ended December 31, 2004, compared to $6.8 million in 2003; and

         >> a $1.0 million specific reserve established in December 2003 for the estimated loss associated with a $5.3 million unfunded letter of credit that we subsequently funded as a loan in January 2004; partially offset by

         >> higher expenses associated with our acquisitions completed during 2003 and 2004, including increased travel, meals and entertainment expenses incurred by our conversion team members in anticipation of the information technology conversion of CIB that occurred in February 2005; and

         >>    continued growth and expansion of our banking franchise.

         Provision for Income Taxes. The provision for income taxes was $45.3 million for the year ended December 31, 2004, representing an effective income tax rate of 35.4%, in comparison to $36.0 million, representing an effective income tax rate of 36.4%, for the year ended December 31, 2003. The decrease in the effective income tax rate is primarily attributable to the reversal of a $2.8 million tax reserve in the second quarter of 2004 that was no longer deemed necessary as a result of the resolution of a potential tax liability. Excluding this transaction, the effective income tax rate was 37.5% for the year ended December 31, 2004, reflecting higher taxable income and the merger of our two bank charters on March 31, 2003, which has resulted in higher taxable income allocations in states where we file separate tax returns.

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

         Provision  for Loan  Losses.  The  provision  for loan losses was $49.0 million  and $55.5  million  for the years  ended  December  31,  2003 and 2002, respectively. We experienced a higher level of problem loans, related charge-offs and past due loans during 2002 due to overall economic conditions within our market areas, problems identified in two acquired loan portfolios and deterioration in our commercial leasing portfolio, particularly the segment of the portfolio relating to the airline industry. We experienced further deterioration in our commercial leasing portfolio in 2003, contributing to continued higher-than-historical provisions for loan losses as further discussed under "--Lending Activities" and "--Loans and Allowance for Loan Losses." Net loan charge-offs were $32.7 million and $54.6 million for the years ended

December 31, 2003 and 2002, respectively. Net loan charge-offs, unrelated to our commercial leasing portfolio, included a $6.1 million net charge-off on one significant credit relationship in 2003 and $38.6 million on ten significant credit relationships in 2002. Our nonperforming loans increased to $75.4 million at December 31, 2003 from $75.2 million at December 31, 2002, further contributing to the need for higher-than-historical provisions for loan losses in 2003. Management expects nonperforming assets to remain at the higher levels recently experienced and considered these trends in its overall assessment of the adequacy of the allowance for loan losses. In addition, our acquisition of BSG provided $757,000 of additional allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2003 and 2002:

                                                                                December 31,         Increase (Decrease)
                                                                             --------------------    -------------------
                                                                               2003        2002       Amount       %
                                                                               ----        ----       ------      --
                                                                                  (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees.....  $  36,113     30,978      5,135      16.58%
        Gain on loans sold and held for sale..............................     15,645      6,471      9,174     141.77
        Net gain on sales of available-for-sale investment securities.....      8,761         90      8,671   9,634.44
        Gain on sales of branches, net of expenses........................      3,992         --      3,992     100.00
        Bank-owned life insurance investment income.......................      5,469      5,928       (459)     (7.74)
        Investment management income......................................      4,762      4,157        605      14.55
        Other.............................................................     12,966     19,887     (6,921)    (34.80)
                                                                            ---------   --------    -------
              Total noninterest income....................................  $  87,708     67,511     20,197      29.92
                                                                            =========   ========    =======   ========

     Noninterest expense:
        Salaries and employee benefits....................................  $  95,441     89,569      5,872       6.56%
        Occupancy, net of rental income...................................     20,940     21,030        (90)     (0.43)
        Furniture and equipment...........................................     18,286     17,495        791       4.52
        Postage, printing and supplies....................................      5,100      5,556       (456)     (8.21)
        Information technology fees.......................................     32,136     32,135          1         --
        Legal, examination and professional fees..........................      8,131      9,284     (1,153)    (12.42)
        Amortization of intangibles associated with the
           purchase of subsidiaries.......................................      2,506      2,012        494      24.55
        Communications....................................................      2,667      3,166       (499)    (15.76)
        Advertising and business development..............................      4,271      5,023       (752)    (14.97)
        Charitable contributions..........................................      5,334        204      5,130   2,514.71
        Other.............................................................     32,257     25,338      6,919      27.31
                                                                            ---------   --------    -------
              Total noninterest expense...................................  $ 227,069    210,812     16,257       7.71
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

         The gain on loans sold and held for sale increased to $15.6 million from $6.5 million for the years ended December 31, 2003 and 2002, respectively. The increase reflects the continued growth of our mortgage banking activities in addition to overall reductions in mortgage loan rates that contributed to higher volumes of new originations and refinancings, partially offset by increased commissions paid to mortgage loan originators associated with the higher loan volumes. We experienced a slowdown in overall loan volumes in the fourth quarter of 2003 resulting in a decline in gains on mortgage loans sold and held for sale.

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

         Investment management fees were $4.8 million for the year ended December 31, 2003, in comparison to $4.2 million in 2002. The increase reflects increased portfolio management fee income associated with our Institutional Money Management Division.

         Other income was $13.0 million and $19.9 million for the years ended December 31, 2003 and 2002, respectively. We attribute the primary components of the decrease in other income to:

         >>    decreased  loan   servicing   fees  of  $4.2  million   primarily
               attributable to increased amortization of mortgage servicing rights and a higher level of interest shortfall. This decline partially offsets the continued growth of our mortgage banking activities due to overall reductions in mortgage loan rates and higher origination and refinancing volumes;

         >> a net gain on derivative instruments, which was $496,000 for the year ended December 31, 2003, in comparison to $2.2 million in 2002. The decrease in the net gain on derivative instruments reflects changes in the fair value of our interest rate cap agreements, fair value hedges and underlying hedged liabilities. The lower 2003 net gain also reflects the discontinuation of hedge accounting treatment on two interest rate swap agreements that mature in January 2004, resulting from the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities, as further discussed under "--Interest Rate Risk Management;"

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

         Information technology fees were $32.1 million for the years ended December 31, 2003 and 2002. We attribute the consistently higher level of fees to growth and technological advancements consistent with our product and service offerings, and continued expansion and upgrades to technological equipment, networks and communication channels. These increases were partially offset by expense reductions of $554,000 associated with the information technology conversions of Union, Plains and the Denton and Garland, Texas branch purchases in 2002.

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

         >> increased expenses on other real estate of $1.6 million, including gains and losses on sales of other real estate properties. The majority of these increased expenditures were associated with the operation of the residential and recreational development property transferred to other real estate in January 2003 and further discussed under "--Loans and Allowance for Loan Losses;"

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

         >> expenses associated with our acquisitions completed during 2002 and 2003; and

         >>    continued   growth  and  expansion  of  our  banking   franchise;
               partially offset by

         >> reductions in various expenses, primarily including travel, meals and entertainment, director's fees and transfer agent fees associated with economies achieved from completion of our purchase of the minority interest in First Banks America, Inc., San Francisco, California, or FBA, on December 31, 2002,
               resulting in the elimination of the requirements for separate public financial reporting of this subsidiary.

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

Interest Rate Risk Management

         For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios may differ significantly from those within its deposit structure. The nature of the loan and deposit markets within which a financial institution operates and its objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics that operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, potentially leading to increases or decreases in net interest income over time. Depending upon the direction and magnitude of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, managing a financial institution requires establishing effective control over the exposure of the institution to changes in interest rates.

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

         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Investment Officer and the senior officers of finance and risk management, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

         We are "asset-sensitive," indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicates a pre-tax projected loss of approximately 8.9% of net interest income, based on assets and liabilities at December 31, 2004. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

         We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2004, adjusted to account for anticipated prepayments:

                                                                   Over       Over
                                                                   Three       Six      Over
                                                        Three     through    through     One        Over
                                                       Months       Six      Twelve    through      Five
                                                       or Less    Months     Months   Five Years    Years     Total
                                                       -------    ------     ------   ----------    -----     -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
   Loans (1)......................................  $4,300,725    279,785    424,911  1,050,703     81,844  6,137,968
   Investment securities..........................     239,087    172,893    236,803    978,584    185,982  1,813,349
   Short-term investments.........................     117,505         --         --         --         --    117,505
                                                    ----------  ----------  --------  ---------  ---------  ---------
       Total interest-earning assets..............   4,657,317    452,678    661,714  2,029,287    267,826  8,068,822
   Effect of interest rate swap agreements........    (300,000)        --         --    300,000         --         --
                                                    ----------  ----------  --------  ---------  ---------  ---------
       Total interest-earning assets after
         the effect of interest
         rate swap agreements.....................  $4,357,317    452,678    661,714  2,329,287    267,826  8,068,822
                                                    ==========  =========   ========  =========  =========  =========
Interest-bearing liabilities:
   Interest-bearing demand accounts...............  $  323,932    201,362    131,323     96,304    122,568    875,489
   Money market accounts..........................   1,749,981         --         --         --         --  1,749,981
   Savings accounts...............................      84,943     69,953     59,960     84,942    199,865    499,663
   Time deposits..................................     641,748    421,632    709,072  1,024,268     35,455  2,832,175
   Other borrowings...............................     215,106         --        144    368,500     11,000    594,750
   Note payable...................................          --         --     15,000         --         --     15,000
   Subordinated debentures........................          --         --         --         --    273,300    273,300
                                                    ----------  ---------   --------  ---------  ---------  ---------
       Total interest-bearing liabilities.........   3,015,710    692,947    915,499  1,574,014    642,188  6,840,358
   Effect of interest rate swap agreements........     276,200         --         --   (150,000)  (126,200)        --
                                                    ----------  ---------   --------  ---------  ---------  ---------
       Total interest-bearing liabilities
         after the effect of interest
         rate swap agreements.....................  $3,291,910    692,947    915,499  1,424,014    515,988  6,840,358
                                                    ==========  =========   ========  =========  =========  =========
Interest-sensitivity gap:
   Periodic.......................................  $1,065,407   (240,269)  (253,785)   905,273   (248,162) 1,228,464
                                                                                                            =========
   Cumulative.....................................   1,065,407    825,138    571,353  1,476,626  1,228,464
                                                    ==========  =========   ========  =========  =========
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
     Periodic.....................................        1.32       0.65       0.72       1.64       0.52       1.18
                                                                                                            =========
     Cumulative...................................        1.32       1.21       1.12       1.23       1.18
                                                    ==========  =========   ========  =========  =========
     --------------------------------
     (1) Loans are presented net of unearned discount.

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

         At December 31, 2004, our asset-sensitive position on a cumulative basis through the twelve-month time horizon was $571.4 million, or 6.54% of total assets, in comparison to our asset-sensitive position on a cumulative basis through the twelve-month time horizon of $361.1 million, or 5.08% of total assets, at December 31, 2003. We attribute the increase for 2004 to changes in customer preferences related to the current low interest rate environment and economic conditions and growth. This is observed in the shifting of deposits from time deposits to transactional accounts and in continued low loan demand resulting in increases in the amount of short-term investments. This was partially offset by our interest rate swap agreements entered into in conjunction with our interest rate risk management program.

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

         As previously discussed, we utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of December 31, 2004 and 2003 are summarized as follows:

                                                           December 31, 2004          December 31, 2003
                                                       -------------------------   -----------------------
                                                        Notional      Credit        Notional      Credit
                                                         Amount      Exposure        Amount      Exposure
                                                         ------      --------        ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges............................ $  500,000       1,233        1,250,000      2,857
         Fair value hedges...........................    276,200       9,609          326,200     12,614
         Interest rate cap agreements................         --          --          450,000         --
         Interest rate lock commitments..............      5,400          --           15,500         --
         Forward commitments to sell
           mortgage-backed securities................     34,000          --           58,500         --
                                                      ==========      ======       ==========    =======

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

         During 2004, 2003 and 2002, we realized net interest income on derivative financial instruments of $50.1 million, $64.6 million and $53.0 million, respectively. In addition, we recorded a net loss on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $1.5 million for the year ended December 31, 2004, in comparison to net gains of $496,000 and $2.2 million for the years ended December 31, 2003 and 2002, respectively. Information regarding our various derivative financial instruments is further discussed in detail in Note 5 to our Consolidated Financial Statements appearing elsewhere in this report.

Mortgage Banking Activities

         Our mortgage banking activities consist of the origination, purchase and servicing of residential mortgage loans. The purchase of loans to be held for sale is primarily limited to loans that we acquire in conjunction with our acquisition of other financial institutions. Generally, we sell our production of residential mortgage loans in the secondary loan markets. However, in mid-2003, we made a business strategy decision to retain a portion of new residential mortgage loan production in our real estate mortgage portfolio primarily as a result of continued weak loan demand in other sectors of our loan portfolio, as further discussed in "--Loans and Allowance for Loan Losses." In general, new residential mortgage loan production originated in our St. Louis production offices is retained in portfolio, with the exception of 20 and 30-year fixed rate loans, which are typically sold in the secondary loan markets. Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

         For the three years ended December 31, 2004, 2003 and 2002, we originated loans for resale totaling $1.14 billion, $2.16 billion and $1.95 billion and sold loans totaling $983.2 million, $2.00 billion and $1.60 billion, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain or loss realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $1.06 billion, $1.22 billion and $1.29 billion at December 31, 2004, 2003 and 2002, respectively.

         The gain on mortgage loans originated for resale, including loans sold and held for sale, was $17.8 million, $15.6 million and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. We determine these gains, net of losses, on a lower of cost or market basis. These gains are realized at the time of sale. The cost basis reflects both the adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values, as well as the adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," (loans not funded due to issues discovered during the underwriting process or withdrawal of the loan request by the customer) adjusted for the cost of hedging these loan commitments. The increases for 2004 and 2003 are primarily attributable to the continued growth of our mortgage banking activities and the relatively high volume of loans originated and sold commensurate with the prevailing interest rate environment experienced throughout 2002 and 2003, partially offset by the continued slowdown in 2004 in the volume of mortgage loans originated and sold that we initially experienced in the fourth quarter of 2003. During the third quarter of 2003, we recognized impairment of $800,000 through a valuation allowance associated with a decline in the fair value of an individual mortgage servicing rights stratum below its carrying value, net of the valuation allowance. We subsequently reversed the $800,000 impairment valuation allowance during the third and fourth quarters of 2003 based upon an increase in the fair value of the mortgage servicing rights stratum above the carrying value, net of the valuation allowance, as further discussed in Note 6 to our Consolidated Financial Statements appearing elsewhere in this report.

         Interest income on loans held for sale was $8.8 million for the year ended December 31, 2004, in comparison to $17.0 million and $15.1 million for the years ended December 31, 2003 and 2002, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $133.3 million, $273.0 million and $206.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. On an annualized basis, our yield on the portfolio of loans held for sale was 6.61%, 6.21% and 7.32% for the years ended December 31, 2004, 2003 and 2002, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 1.64%, 1.88% and 2.85% for the years ended December 31, 2004, 2003 and 2002, respectively.

         We report mortgage loan servicing fees net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense in other noninterest income. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Loan servicing fees, net, are included in other noninterest income in the consolidated statements of operations. Net mortgage loan servicing fees decreased other noninterest income by $1.5 million and $3.8 million for the years ended December 31, 2004 and 2003, respectively, whereas such net fees increased other noninterest income by $321,000 for the year ended December 31, 2002. Amortization of mortgage servicing rights was $6.5 million, $7.5 million and $3.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. We attribute the decrease in net loan servicing fees in 2004 and 2003 primarily to increased amortization of mortgage servicing rights, resulting from the high volumes of loan refinancings and payoffs associated with continued low mortgage interest rates experienced in 2002 and 2003, a higher level of interest shortfall in 2003, and increased unused commitment fees in 2004.

         Our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2004, 2003 and 2002, we had $35.3 million, $58.2 million and $234.6 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $34.0 million, $58.5 million and $245.0 million, respectively, were hedged through the use of such forward commitments.

Investment Securities

         We classify the securities within our investment portfolio as held to maturity or available for sale. We do not engage in the trading of investment securities. Our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $1.81 billion at December 31, 2004, compared to $1.05 billion and $1.15 billion at December 31, 2003 and 2002, respectively. The significant increase in the investment securities portfolio in 2004 is attributable to securities acquired through acquisitions and funds provided by an increase in other borrowings, primarily term reverse repurchase agreements, combined with the overall level of loan demand within our market areas, which affects the amount of funds available for investment.

Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 86.5%, 90.9% and 91.6% of total interest income for the years ended December 31, 2004, 2003 and 2002, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant the resumption of interest accruals.

         Loans, net of unearned discount, represented 70.3% of total assets as of December 31, 2004, compared to 75.0% of total assets at December 31, 2003. Total loans, net of unearned discount, increased $809.9 million to $6.14 billion at December 31, 2004 from $5.33 billion at December 31, 2003. Our acquisitions of CIB, CCB and SBLS provided loans, net of unearned discount, of $683.3 million, $73.6 million and $24.0 million, respectively, or $780.9 million in aggregate. In addition, we reduced our loans and leases by $83.2 million in 2004 from the sale of a portion of our commercial leasing portfolio in June and the sale of certain nonperforming loans in November and December, resulting from management's business decision to reduce the level of our nonperforming assets through the sale of certain nonperforming loans. Exclusive of these acquisitions and loan sales completed in 2004, our loans, net of unearned discount, increased $112.2 million from internal growth in 2004. Total loans, net of unearned discount, decreased $104.5 million to $5.33 billion for the year ended December 31, 2003. Exclusive of our acquisition of BSG in 2003, which provided loans, net of unearned discount, of $43.7 million, loans, net of unearned discount, decreased $148.2 million in 2003. The overall increase in loans, net of unearned discount, in 2004 primarily results from:

         >> an increase of $479.3 million in our real estate mortgage portfolio, primarily attributable to internal growth, and our acquisitions completed during 2004 which provided real estate mortgage loans of $460.5 million, as well as management's business strategy decision in mid-2003 to retain a portion of our new residential mortgage loan production in our real estate mortgage portfolio as a result of continued weak loan demand in other sectors of our loan portfolio, as previously discussed, and a home equity product line campaign that we held in mid-2004. These increases were partially offset by a decrease associated with the sale of certain nonperforming loans in the fourth quarter of 2004, as previously discussed;

         >> an increase of $254.5 million in our real estate construction and development portfolio resulting from internal growth, seasonal increases on existing and available credit lines and an $85.2 million increase associated with our acquisitions completed in 2004, partially offset by a slight decrease associated with the sale of certain nonperforming loans in the fourth quarter of 2004, as previously discussed, and

         >> an increase of $161.7 million in our commercial, financial and agricultural portfolio, that we attribute to a $235.2 million increase from our acquisitions completed during 2004, partially offset by (a) a decline in our internal loan volumes resulting from an anticipated amount of attrition associated with our acquisitions completed during 2002 and 2003, (b) general runoff of the balances within this portfolio, and (c) a $19.2 million reduction related to two significant nonperforming commercial credits, as further discussed below; partially offset by

         >> a continued decline of $61.4 million in our lease financing portfolio to $5.9 million at December 31, 2004. The decline primarily resulted from the sale of a significant portion of our commercial leasing portfolio, reducing the portfolio by approximately $33.1 million to $9.6 million on June 30, 2004. The remaining decline in the balance of this portfolio was consistent with the discontinuation of our New Mexico based leasing operation in 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri, a change in our overall business strategy resulting in reduced commercial leasing activities, and repayment of leases from borrowers;

         >> a decline of $12.7 million in loans held for sale resulting from the timing of loan sales in the secondary mortgage market, combined with management's business strategy decision in mid-2003 to retain a portion of the new residential mortgage loan production in our portfolio, and an overall slowdown in loan origination volumes initially experienced during the fourth quarter of 2003 and continuing through 2004; and

         >> a decline of $11.6 million in consumer and installment loans, reflecting the continued decline of new non-real estate consumer lending and the repayment of principal on our existing portfolio.

         In our evaluation of acquisitions, it is anticipated that as we apply our standards for credit structuring, underwriting, documentation and approval, a portion of the existing borrowers will elect to refinance with another financial institution, because: (a) there may be an aggressive effort by other financial institutions to attract them; (b) they do not accept the changes involved, or (c) they are unable to meet our credit requirements. In addition, another portion of the portfolio may either enter our remedial collection process to reduce undue credit exposure or improve problem loans, or may be charged-off. The amount of this attrition will vary substantially among acquisitions depending on the strength and discipline within the credit function of the acquired institution; the magnitude of problems contained in the acquired portfolio; the aggressiveness of competing institutions to attract business; and the significance of the acquired institution to the overall banking market. Typically, in acquisitions of institutions that have strong credit cultures prior to their acquisitions and operate in relatively large markets, there is relatively little attrition that occurs after the acquisition. However, in those acquisitions in which the credit discipline has been weak, and particularly those in small metropolitan or rural areas, we can experience substantially greater attrition. Generally, this process occurs within approximately six to 12 months after completion of the acquisition.

         During the five years ended December 31, 2004, total loans, net of unearned discount, increased significantly from $4.00 billion at December 31, 1999 to $6.14 billion at December 31, 2004. Throughout this period, we have substantially enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers. While this process was occurring, in an attempt to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within our loan portfolio, we also focused on repositioning our portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, substantially all of our conforming residential mortgage loan production has been historically sold in the secondary mortgage market until management's decision in 2003 to retain a portion of the new loan production in our real estate mortgage portfolio to offset continued weak loan demand in other sectors of our loan portfolio. We have also substantially reduced our consumer lending by discontinuing the origination of indirect automobile loans and selling our student loan and credit card loan portfolios. This allowed us to fund part of the growth in corporate lending through reductions in indirect automobile and other consumer-related loans.

         In addition, our acquisitions have contributed to a substantial increase in the portfolios of new loans. Typically, these acquired portfolios contained significant loan problems, which we had anticipated and attempted to consider in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline due to the elimination of problem loans and because many of the resources that would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships. We continue to experience this trend as a result of our acquisitions of CCB and CIB, completed in July and November 2004, respectively, and expect the resolution of certain problem credits acquired from CIB to continue in the near term.

         The following table summarizes the components of changes in our loan portfolio, net of unearned discount, for the five years ended December 31, 2004:

                                                                   Increase (Decrease) For the Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                   2004         2003        2002       2001       2000
                                                                   ----         ----        ----       ----       ----
                                                                            (dollars expressed in thousands)
      Internal loan volume increase (decrease):
          Commercial lending................................  $   91,760      (22,211)   (119,295)   174,568    360,410
          Residential real estate lending (1) ..............      32,348     (103,573)     36,074     48,616     20,137
          Consumer lending, net of unearned discount........     (11,900)     (22,429)    (44,060)   (75,280)   (64,606)
      Loans and leases sold.................................     (83,216)          --          --         --         --
      Loans provided by acquisitions........................     780,901       43,700     151,000    508,700    440,000
                                                              ----------    ---------   ---------  ---------  ---------
          Total increase (decrease).........................  $  809,893     (104,513)     23,719    656,604    755,941
                                                              ==========    =========   =========  =========  =========
      --------------------------------
       (1) Includes loans held for sale, which decreased $12.7 million for the year ended December 31, 2004.

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

         The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                           December 31,
                                    ------------------------------------------------------------------------------------------
                                          2004               2003                2002            2001              2000
                                    -----------------   ---------------    --------------    -------------   -----------------
                                     Amount       %      Amount     %     Amount      %     Amount      %    Amount        %
                                     ------       -      ------     -     ------      -     ------      -    ------        -
                                                                (dollars expressed in thousands)

Commercial, financial
    and agricultural.............   $1,569,321  26.1% $1,407,626  27.1% $1,443,016  28.4% $1,532,875   29.5% $1,372,196  29.3%
Real estate construction
    and development..............    1,318,413  22.0   1,063,889  20.5     989,650  19.5     954,913   18.4     809,682  17.3
Real estate mortgage:
    One-to-four-family
      residential loans..........      870,889  14.5     811,650  15.7     694,604  13.7     798,089   15.3     726,474  15.5
    Multi-family residential
      loans......................      102,447   1.7     108,163   2.1     112,517   2.2     148,684    2.9      80,220   1.7
    Commercial real estate
      loans......................    2,088,245  34.8   1,662,451  32.1   1,637,001  32.2   1,499,074   28.8   1,396,163  29.8
Lease financing..................        5,911   0.1      67,282   1.3     126,738   2.5     148,971    2.8     124,088   2.7
Consumer and installment, net
    of unearned discount.........       49,677   0.8      61,268   1.2      79,097   1.5     122,057    2.3     174,337   3.7
                                    ---------- -----  ---------- -----  ---------- -----  ----------  -----  ---------- -----
        Total loans, excluding
           loans held for sale...    6,004,903 100.0%  5,182,329 100.0%  5,082,623 100.0%  5,204,663  100.0%  4,683,160 100.0%
                                               =====             =====             =====              =====             =====
Loans held for sale..............      133,065           145,746           349,965           204,206             69,105
                                    ----------        ----------        ----------        ----------         ----------
        Total loans..............   $6,137,968        $5,328,075        $5,432,588        $5,408,869         $4,752,265
                                    ==========        ==========        ==========        ==========         ==========

      Loans at December 31, 2004 mature as follows:

                                                                             Over One Year
                                                                             Through Five
                                                                                 Years           Over Five Years
                                                                        ---------------------   ----------------
                                                             One Year    Fixed      Floating    Fixed  Floating
                                                             or Less     Rate         Rate      Rate     Rate      Total
                                                             -------     ----         ----      ----     ----      -----
                                                                          (dollars expressed in thousands)

Commercial, financial and agricultural....................  $  985,464    161,071    318,337   29,746   74,703  1,569,321
Real estate construction and development..................     867,387     25,678    405,683      590   19,075  1,318,413
Real estate mortgage:
    One-to-four family residential loans..................     147,643    124,317    109,256  184,884  304,789    870,889
    Multi-family residential loans........................      11,838     25,536     49,647      397   15,029    102,447
    Commercial real estate loans..........................     514,802    527,275    685,642  107,480  253,046  2,088,245
Lease financing...........................................         611      5,300         --       --       --      5,911
Consumer and installment, net of unearned discount........      15,897     29,226      2,528    1,558      468     49,677
Loans held for sale.......................................     133,065         --         --       --       --    133,065
                                                            ----------  ---------  ---------  -------  -------  ---------
      Total loans.........................................  $2,676,707    898,403  1,571,093  324,655  667,110  6,137,968
                                                            ==========  =========  =========  =======  =======  =========


         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                  December 31,
                                                           ------------------------------------------------------------
                                                              2004        2003         2002          2001         2000
                                                              ----        ----         ----          ----         ----
                                                                           (dollars expressed in thousands)

   Commercial, financial and agricultural:
     Nonaccrual........................................    $   10,147      26,876       15,787      17,141      21,424
     Restructured terms................................             4          --           --          --          22
   Real estate construction and development:
     Nonaccrual........................................        13,435       6,402       23,378       3,270      11,068
   Real estate mortgage:
     One-to-four family residential loans:
       Nonaccrual......................................         9,881      21,611       14,833      20,780       5,645
       Restructured terms..............................            11          13           15          20          28
     Multi-family residential loans:
       Nonaccrual......................................           434         804          772         476         593
       Restructured terms..............................            --          --           --          --         908
     Commercial real estate loans:
       Nonaccrual......................................        50,671      13,994        8,890      20,642      10,286
       Restructured terms..............................            --          --        1,907       1,993       2,016
   Lease financing:
     Nonaccrual........................................           907       5,328        8,723       2,185       1,013
   Consumer and installment:
     Nonaccrual........................................           310         336          860         794         155
     Restructured terms................................            --          --           --           7           8
                                                           ----------   ---------    ---------   ---------   ---------
              Total nonperforming loans................        85,800      75,364       75,165      67,308      53,166
   Other real estate...................................         4,030      11,130        7,609       4,316       2,487
                                                           ----------   ---------    ---------   ---------   ---------
              Total nonperforming assets...............    $   89,830      86,494       82,774      71,624      55,653
                                                           ==========   =========    =========   =========   =========

   Loans, net of unearned discount.....................    $6,137,968   5,328,075    5,432,588   5,408,869   4,752,265
                                                           ==========   =========    =========   =========   =========

   Loans past due 90 days or more and still accruing...    $   28,689       2,776        4,635      15,156       3,009
                                                           ==========   =========    =========   =========   =========

   Ratio of:
     Allowance for loan losses to loans................          2.46%       2.19%        1.83%       1.80%       1.72%
     Nonperforming loans to loans......................          1.40        1.41         1.38        1.24        1.12
     Allowance for loan losses to
       nonperforming loans.............................        175.65      154.52       132.29      144.36      153.47
     Nonperforming assets to loans and
       other real estate...............................          1.46        1.62         1.52        1.32        1.17
                                                           ==========   =========    =========   ==========  =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $85.8 million at December 31, 2004, in comparison to $75.4 million and $75.2 million at December 31, 2003 and 2002, respectively. As further discussed under "--Lending Activities," the increase in nonperforming loans in 2004 is primarily associated with our 2004 acquisitions, partially offset by a substantial improvement in our existing portfolio of nonperforming assets as a result of significant loan payoffs, the liquidation of foreclosed property, the sale of certain nonperforming loans and the sale of a portion of our commercial leasing portfolio. The increase in nonperforming loans in 2003 and 2002 is primarily attributable to the current economic conditions as previously discussed, additional problems identified in two acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio related to the airline industry. Other real estate owned was $4.0 million, $11.1 million and $7.6 million at December 31, 2004, 2003 and 2002, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, were $89.8 million, $86.5 million and $82.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 3.86% net increase in nonperforming assets during 2004 reflects the following significant changes:

         >> Our recent acquisition of CIB on November 30, 2004, which resulted in a significant increase in nonperforming assets, primarily attributable to an increase in nonaccrual loans of $60.3 million and an increase in other real estate owned of $1.9 million. At December 31, 2004, nonperforming assets related to our CIB acquisition included $50.5 million of nonaccrual loans and $1.9 million of other real estate owned;

         >> Our acquisition of SBLS on August 31, 2004, which resulted in an increase in nonperforming assets of $8.8 million. At December 31, 2004, nonperforming assets related to this acquisition primarily included $6.2 million of nonaccrual loans. SBLS has a significant concentration of assets associated with the shrimping vessels industry, which are reflected in both loans and other repossessed assets. Although we adjusted our asset purchase price to reflect this concentration, asset quality issues will likely continue in the near future as a result of this industry concentration and its currently depressed status; and

         >> Our acquisition of CCB on July 30, 2004, which resulted in an increase in nonperforming assets of $2.5 million. At December 31, 2004, nonperforming assets related to this acquisition included $1.9 million of nonaccrual loans; partially offset by

         >> The sale of certain problem loans in the fourth quarter of 2004 totaling approximately $50.2 million, including approximately $19.1 million of loans that were on nonaccrual status. Additionally, at December 31, 2004, we had $12.9 million of loans classified as loans held for sale that we acquired from CIB and are being actively marketed for sale through an independent third-party broker;

         >> On June 30, 2004, we completed the sale of a significant portion of our commercial leasing portfolio, reducing the portfolio by $33.1 million. The level of nonperforming loans related to the remaining lease portfolio was $907,000 at December 31, 2004, compared to $5.3 million at December 31, 2003;

         >> In March 2004, we placed a $13.9 million commercial credit relationship in the southern California region on nonaccrual status, representing approximately 15.9% of nonperforming loans at March 31, 2004. In April 2004, we recorded a $3.9 million charge-off on this credit relationship as a result of workout negotiations with the borrower and in May 2004, the remaining net balance of $10.0 million was repaid in cash;

         >> In February 2004, we sold a residential and recreational development property that had been held as other real estate since January 2003. Prior to foreclosure, the real estate construction and development loan had been on nonaccrual status due to significant financial difficulties, inadequate project financing, project delays and weak project management. At the time of sale, the property had a carrying value of $9.2 million, representing approximately 83.0% of our total other real estate assets. We recorded a gain, before applicable income taxes, of approximately $2.7 million on the sale of this property; and

         >> In January 2004, we funded a $5.3 million letter of credit associated with a commercial credit relationship in the St. Louis region and subsequently recorded a $750,000 charge-off on this credit relationship and placed the remaining balance on nonaccrual status, bringing the total commercial credit relationship on nonaccrual status to approximately $7.3 million. In April 2004, we sold the entire $7.3 million commercial credit relationship to an independent third party for $9.6 million and recorded a $2.3 million recovery of previously recorded charge-offs.

         Loans past due 90 days or more and still accruing increased to $28.7 million at December 31, 2004, from $2.8 million and $4.6 million at December 31, 2003 and 2002, respectively, resulting almost solely from our acquisitions of CIB and CCB, which comprised $27.2 million of our loans past due 90 days or more and still accruing at December 31, 2004. A significant portion of these loans were past due as to contractual maturity and pending renewal at December 31, 2004; however, the majority of the loan payments were current and in accordance with the contractual terms of the underlying credit agreements. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.46%, 2.19% and 1.83% at December 31, 2004, 2003 and 2002, respectively. Our allowance for loan losses as a percentage of nonperforming loans increased to 175.65% at December 31, 2004, from 154.52% and 132.29% at December 31, 2003 and 2002, respectively. The allowance for loan losses was $150.7 million at December 31, 2004, compared to $116.5 million and $99.4 million at December 31, 2003 and 2002, respectively. As reflected in the table below, a $1.0 million specific reserve was established in December 2003 for the estimated loss associated with a $5.3 million unfunded letter of credit. The letter of credit was subsequently funded as a loan in January 2004, and the related $1.0 million specific reserve was transferred to the allowance for loan losses. In addition, on June 30, 2004, we transferred approximately $1.5 million from the allowance for loan losses to a contingent liability related to recourse obligations associated with the sale of certain leases in our commercial leasing portfolio, as further described in
Note 2 and Note 24 to our Consolidated Financial Statements. As further described in the table below and under "--Business - Lending Activities," the allowance for loan losses also reflects an increase in 2004 of $33.8 million of balances acquired in conjunction with our acquisitions, including a $15.7 million increase to reflect the application of our loss factors to CIB's loan portfolio risk ratings, reflecting our strategies for more rapid resolution of certain acquired classified and nonperforming assets. This adjustment was partially offset by our reclassification, at the time of acquisition, of CIB's specific reserves of $21.7 million as a reduction of the basis of the individual loan relationships (which had no impact on our net loan balances), and the transfer of $18.3 million of nonperforming loans to loans held for sale, resulting in a corresponding charge of $5.4 million to the allowance for loan losses to reduce the loans held for sale to their estimated fair value, net of broker costs, that is expected to be realized at the time of sale.

         Loan charge-offs were $50.6 million, $55.8 million and $70.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Loan charge-offs, net of recoveries, decreased to $24.8 million for 2004, compared to $32.7 million for 2003 and $54.6 million for 2002. Net loan charge-offs for 2004 reflect $2.5 million in net charge-offs related to certain nonperforming and problem loans that were sold in the fourth quarter of 2004. In addition, net loan recoveries associated with our commercial leasing portfolio were $342,000 in 2004, compared to net loan charge-offs of $14.4 million in 2003. We continue to closely monitor our loan and leasing portfolios and address the ongoing challenges posed by the current economic environment, including reduced loan demand within our markets and generally low prevailing interest rates. We consider this in our overall assessment of the adequacy of the allowance for loan losses. While we have made substantial improvement in reducing our existing portfolio of problem assets in 2004, nonperforming assets continue to remain at somewhat elevated levels that initially began in late 2001 with the decline in economic conditions. Furthermore, the level of nonperforming assets from our recent acquisitions have significantly contributed to increased levels of problem loans and past due loans, and we anticipate the level of nonperforming and delinquent loans to continue in the near term as we work to resolve the underlying issues associated with the nonperforming assets of CCB and CIB.

         As of December 31, 2004,  2003,  2002,  2001 and 2000,  $161.8 million,
$109.4 million, $98.2 million, $123.2 million and $50.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (problem loans). The significant increase in the level of problem loans for the year ended December 31, 2004 is primarily attributable to our acquisitions of CCB and CIB, in addition to internal portfolio growth and economic conditions within the markets in which we operate. The significant level of problem loans for the years ended December 31, 2003 and 2002 are primarily due to continuing deterioration of our commercial leasing portfolio, portfolio growth (both internal and external), the gradual slow down and uncertainties that occurred in the economy in the markets in which we operate, as well as residual problem loans stemming from our acquisitions of Millenium Bank and Union, completed in December 2000 and 2001, respectively,. As previously discussed under "--Lending Activities," certain acquired loan portfolios exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in our acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans. Management continues its efforts to reduce nonperforming and problem loans and re-define overall strategy and business plans with respect to our loan portfolio as deemed necessary.

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

         We include adversely rated credits, including loans requiring close monitoring which would not normally be considered classified credits by regulators, on our monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to our watch list. Loans on our watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with credit review and credit administration staff members. Upgrades and downgrades of loan risk ratings may be initiated by the responsible loan officer. However, upgrades of risk ratings associated with significant credit relationships and/or problem credit relationships may only be made with the concurrence of appropriate senior or regional credit officers.

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

         The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system augmented by qualitative analysis. The same procedures we employ to determine the overall risk in our loan portfolio and our requirements for the allowance for loan losses determine the distribution of the allowance by loan category. Consequently, the distribution of the allowance will change from period to period due to (a) changes in the aggregate loan balances by loan category; (b) changes in the identified risk in each loan in the portfolio over time, excluding those homogeneous categories of loans such as consumer and installment loans and residential real estate loans for which risk ratings are changed based on payment performance; and (c) changes in loan concentrations by borrower.

         Since the methods of calculating the allowance requirements have not significantly changed over time, the reallocations among different categories of loans that appear between periods are the result of the redistribution of the individual loans that comprise the aggregate portfolio due to the factors listed above. However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, as well as the overall economic trends and market trends, including our actual and expected trends in nonperforming loans. Consequently, while there are no specific allocations of the allowance resulting from economic or market conditions or actual or expected trends in nonperforming loans, these factors are considered in the initial assignment of risk ratings to loans and in subsequent changes to those risk ratings.

         The following table is a summary of loan loss experience for the five years ended December 31, 2004:

                                                                As of or For the Years Ended December 31,
                                                     --------------------------------------------------------------
                                                          2004        2003         2002         2001         2000
                                                          ----        ----         ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $  116,451      99,439       97,164       81,592       68,611
Acquired allowances for loan losses..................     33,752         757        1,366       14,046        6,062
Other adjustments (1) (2)............................       (479)         --           --           --           --
                                                      ----------   ---------    ---------    ---------    ---------
                                                         149,724     100,196       98,530       95,638       74,673
                                                      ----------   ---------    ---------    ---------    ---------
Loans charged-off:
    Commercial, financial and agricultural...........    (26,550)    (23,476)     (45,697)     (21,085)      (9,690)
    Real estate construction and development.........     (3,481)     (5,825)      (7,778)        (108)      (2,229)
    Real estate mortgage:
       One-to-four family residential loans..........     (4,891)     (4,167)      (2,697)        (802)        (452)
       Multi-family residential loans................       (139)        (87)        (109)          (4)          --
       Commercial real estate loans..................     (9,995)     (1,708)      (2,747)      (1,012)      (1,761)
    Lease financing..................................     (4,536)    (19,160)      (8,426)      (6,749)         (78)
    Consumer and installment.........................     (1,051)     (1,350)      (3,070)      (1,693)      (2,840)
                                                      ----------   ---------    ---------    ---------    ---------
          Total......................................    (50,643)    (55,773)     (70,524)     (31,453)     (17,050)
                                                      ----------   ---------    ---------    ---------    ---------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........     14,983      10,147        8,331        4,015        5,556
    Real estate construction and development.........        748       1,659          631        1,171          319
    Real estate mortgage:
       One-to-four family residential loans..........      1,597         781          628          755          536
       Multi-family residential loans................         27          99          792           15           93
       Commercial real estate loans..................      2,659       4,174        3,491        1,332        1,308
    Lease financing..................................      4,878       4,805          494          435           65
    Consumer and installment.........................        984       1,363        1,566        1,746        1,965
                                                      ----------   ---------    ---------    ---------    ---------
          Total......................................     25,876      23,028       15,933        9,469        9,842
                                                      ----------   ---------    ---------    ---------    ---------
          Net loans charged-off......................    (24,767)    (32,745)     (54,591)     (21,984)      (7,208)
                                                      ----------   ---------    ---------    ---------    ---------
Provision for loan losses............................     25,750      49,000       55,500       23,510       14,127
                                                      ----------   ---------    ---------    ---------    ---------
Allowance for loan losses, end of year............... $  150,707     116,451       99,439       97,164       81,592
                                                      ==========   =========    =========    =========    =========

Loans outstanding, net of unearned discount:
    Average.......................................... $5,509,054   5,385,363    5,424,508    4,884,299    4,290,958
    End of year......................................  6,137,968   5,328,075    5,432,588    5,408,869    4,752,265
    End of year, excluding loans held for sale.......  6,004,903   5,182,329    5,082,623    5,204,663    4,683,160
                                                      ==========   =========    =========    =========    =========

Ratio of allowance for loan losses
  to loans outstanding:
    Average..........................................       2.74%       2.16%        1.83%        1.99%        1.90%
    End of year......................................       2.46        2.19         1.83         1.80         1.72
    End of year, excluding loans held for sale.......       2.51        2.25         1.96         1.87         1.74
Ratio of net charge-offs to
  average loans outstanding..........................       0.45        0.61         1.01         0.45         0.17
Ratio of current year recoveries to
    preceding year's total charge-offs...............      46.40       32.65        50.66        55.54        55.54
                                                      ==========   =========    =========    =========    =========
---------------
(1)  In December 2003, we established a $1.0 million specific reserve for estimated losses on a $5.3 million letter of credit that was recorded in accrued and other liabilities in the consolidated balance sheets. On January 5,
     2004, the letter of credit was fully funded as a loan  and  the  related  $1.0 million  specific  reserve  was reclassified from accrued and other liabilities to the allowance for loan losses.
(2)  On  June 30, 2004,  we  reclassified  $1.5 million  from  the  allowance  for loan losses to accrued and other liabilities to establish a specific reserve associated with the commercial leasing portfolio sale and  related recourse obligations for certain leases sold.


         The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2004:

                                           2004              2003              2002             2001              2000
                                      ---------------  ----------------  ---------------  ----------------  ---------------
                                              Percent          Percent           Percent          Percent           Percent
                                                of               of                of               of                of
                                             Category         Category          Category         Category          Category
                                                to               to                to               to                to
                                               Total            Total             Total            Total             Total
                                      Amount   Loans    Amount  Loans    Amount   Loans    Amount  Loans    Amount   Loans
                                      ------   -----    ------  -----    ------   -----    ------  -----    ------   -----
                                                                     (dollars expressed in thousands)

Commercial, financial
  and agricultural.................. $ 46,195  25.57% $ 37,142  26.42%   $34,915  26.56%  $40,161  28.34%   $32,130   28.87%
Real estate construction
  and development...................   38,525  21.48    26,782  19.97     22,667  18.22    21,598  17.65     14,667   17.04
Real estate mortgage:
  One-to-four family
   residential loans................    8,466  14.19     9,684  15.23      7,913  12.79     5,349  14.76      4,334   15.29
  Multi-family residential loans....       20   1.67       186   2.03         32   2.07        81   2.75         12    1.69
  Commercial real estate loans......   55,922  34.01    36,632  31.20     28,477  30.13    25,167  27.71     20,345   29.38
Lease financing.....................      628   0.10     4,830   1.26      3,649   2.33     3,062   2.75      1,114    2.61
Consumer and installment............      617   0.81       668   1.15        703   1.46       937   2.26      2,028    3.67
Loans held for sale.................      334   2.17       527   2.74      1,083   6.44       809   3.78        222    1.45
Unallocated (1).....................       --     --        --     --         --     --        --     --      6,740      --
                                     -------- ------  -------- ------    ------- ------   ------- ------    -------  ------
     Total.......................... $150,707 100.00% $116,451 100.00%   $99,439 100.00%  $97,164 100.00%   $81,592  100.00%
                                     ======== ======  ======== ======    ======= ======   ======= ======    =======  ======
----------------------
(1) During 2001, we reviewed our practice of maintaining unallocated reserves in light of continuing refinement in our loss estimation processes. We  concluded  the use of unallocated reserves would be discontinued.  Consequently, all reserves were aligned with their respective portfolios.

Deposits

         Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

         The following table sets forth the distribution of our average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits:

                                                                 Year Ended December 31,
                                    -------------------------------------------------------------------------------------
                                               2004                        2003                         2002
                                    --------------------------  --------------------------   ----------------------------
                                                Percent                      Percent                     Percent
                                                  of                           of                          of
                                     Amount    Deposits   Rate    Amount    Deposits  Rate     Amount    Deposits    Rate
                                     ------    --------   ----    ------    --------  ----     ------    --------    ----
                                                                (dollars expressed in thousands)

Noninterest-bearing
  demand deposits.................. $1,100,072   17.83%     --%  $1,007,400    16.64%    --% $  912,915   15.33%      --%
Interest-bearing demand deposits...    856,765   13.89    0.41      852,104    14.08   0.64     755,879   12.69     1.00
Savings deposits...................  2,175,425   35.27    0.93    2,147,573    35.47   1.09   1,991,510   33.44     1.79
Time deposits .....................  2,036,323   33.01    2.43    2,046,741    33.81   2.65   2,295,431   38.54     3.71
                                    ----------  ------    ====   ----------   ------   ====  ----------  ------     ====
      Total average deposits....... $6,168,585  100.00%          $6,053,818   100.00%        $5,955,735  100.00%
                                    ==========  ======           ==========   ======         ==========  ======

Capital and Dividends

         Historically, we have accumulated capital to support our acquisitions by retaining most of our earnings. We pay relatively small dividends on our Class A convertible, adjustable rate preferred stock and our Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 2004, 2003 and 2002.

         Management believes as of December 31, 2004 and 2003, First Bank and we were "well capitalized," as defined in regulations adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

         We have formed nine statutory and business trusts, which were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our Consolidated Financial Statements, the sole assets of the statutory and business trusts are our subordinated debentures. Initially, the trusts served as financing subsidiaries, however, as discussed in Note 1 to our

Consolidated Financial Statements, on December 31, 2003, we implemented Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which resulted in the deconsolidation of these financing subsidiaries. Consequently, the trusts now serve as affiliated statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations.

         A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings, is as follows:

                                                                                          Preferred      Subordinated
            Name of Trust                 Date Formed            Type of Offering         Securities      Debentures
            -------------                 -----------            ----------------         ----------      ----------

    First Preferred Capital Trust II     October 2000          Publicly Underwritten      57,500,000       59,278,375
    First Preferred Capital Trust III    November 2001         Publicly Underwritten      55,200,000       56,907,250
    First Bank Capital Trust              April 2002             Private Placement        25,000,000       25,774,000
    First Bank Statutory Trust            March 2003             Private Placement        25,000,000       25,774,000
    First Preferred Capital Trust IV     January 2003          Publicly Underwritten      46,000,000       47,422,700
    First Bank Statutory Trust II       September 2004           Private Placement        20,000,000       20,619,000
    First Bank Statutory Trust III       November 2004           Private Placement        40,000,000       41,238,000

         For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital. Because of these limitations, as of December 31, 2004, $67.8 million of the trust preferred securities were not includable in our Tier 1 capital, although this amount was included in our total risk-based capital.

Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $1.42 billion and $726.9 million at December 31, 2004 and 2003, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our note payable, at December 31, 2004:

                                                               Certificates of Deposit      Other
                                                                 of $100,000 or More     Borrowings        Total
                                                                 -------------------     ----------        -----
                                                                        (dollars expressed in thousands)

         Three months or less....................................    $218,909             215,106        434,015
         Over three months through six months....................     107,883                  --        107,883
         Over six months through twelve months...................     183,894              15,144        199,038
         Over twelve months......................................     296,534             379,500        676,034
                                                                     --------            --------      ---------
              Total..............................................    $807,220             609,750      1,416,970
                                                                     ========            ========      =========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2004 and 2003, First Bank's borrowing capacity under the agreement was approximately $778.7 million and $909.3 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $505.2 million and $449.5 million at December 31, 2004 and 2003, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $35.6 million and $7.0 million at December 31, 2004 and 2003, respectively, which represent advances assumed in conjunction with various acquisitions, First Bank had no amounts outstanding under its borrowing arrangement with the Federal Home Loan Bank at December 31, 2004 and 2003.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2004 are as follows:


                                                      Less Than        1-3          3-5         Over
                                                       1 Year         Years        Years      5 Years        Total
                                                      ---------       -----        -----      -------        -----
                                                                     (dollars expressed in thousands)

         Operating leases........................   $   10,024       15,467       10,702       18,395        54,588
         Certificates of deposit.................    1,761,966      855,850      169,050       45,309     2,832,175
         Other borrowings........................      215,250      356,000       12,500       11,000       594,750
         Note payable............................       15,000           --           --           --        15,000
         Subordinated debentures.................           --           --           --      273,300       273,300
         Other contractual obligations...........        2,422          366          126           26         2,940
                                                    ----------    ---------      -------      -------     ---------
              Total..............................   $2,004,662    1,227,683      192,378      348,030     3,772,753
                                                    ==========    =========      =======      =======     =========

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

Critical Accounting Policies

         Our financial condition and results of operations presented in our Consolidated Financial Statements, accompanying notes to our Consolidated Financial Statements, selected consolidated and other financial data appearing elsewhere in this report, and management's discussion and analysis of financial condition and results of operations are, to a large degree, dependent upon our accounting policies. The selection and application of our accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

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

         Derivative Financial Instruments. We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices where available. If quoted market prices are unavailable, fair value is based on quoted market prices of comparable derivative instruments. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value have correlated and are expected to correlate with changes in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true within acceptable limits. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and/or discontinuation of hedge accounting are likely to result in increased volatility to our reported earnings. For cash flow hedges, this would result as more or all of the change in the fair value of the affected derivative being reported in noninterest income. For fair value hedges, there may be some impact on our reported earnings as the change in the fair value of the affected derivative may not be offset by changes in the fair value of the underlying hedged asset or liability. See further discussion under "--Effects of New Accounting Standards," "--Interest Rate Risk Management" and Note 5 to our Consolidated Financial Statements appearing elsewhere in this report.

         Deferred Tax Assets. We recognize deferred tax assets and deferred tax liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. See further discussion under "--Comparison of Results of Operations for 2004 and 2003 - Provision for Income Taxes" and
Note 13 to our Consolidated Financial Statements appearing elsewhere in this report.

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

Effects of New Accounting Standards

         In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. We adopted the disclosure requirements of EITF Issue No. 03-1, which are included in Note 3 to our Consolidated Financial Statements. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115 and SFAS 124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. The approved delay will apply to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect.

         In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have several statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. As further described in Note 1 and Note 12 to our Consolidated Financial Statements appearing elsewhere in this report, on December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our all of our statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations. Furthermore, in March 2005, the Board of Governors of the Federal Reserve System issued a final rule instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to stricter quantitative and qualitative limits. As discussed in Note 21 and Note 25 to our Consolidated Financial Statements, we have evaluated the impact of the final rule on our financial condition and results of operations, and determined the implementation of the final rule, as adopted, will reduce our bank holding company's Tier 1 regulatory capital ratios, however the overall reduction will not result in a situation where we would fall below the well capitalized thresholds under the regulatory framework for prompt corrective action.

         In December 2003, the Accounting Standards Executive Committee, or AcSEC, issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to problem loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan's life. SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller's allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales. We are currently evaluating the requirements of SOP 03-3 to determine its impact on our consolidated financial statements and results of operations.

         In March 2004, the SEC issued Staff Accounting Bulletin No. 105 -- Application of Accounting Principles to Loan Commitments, or SAB 105, which provides guidance regarding the application of U.S. generally accepted accounting principles to loan commitments accounted for as derivative instruments. Through specific guidance on valuation-recognition model inputs to measure loan commitments accounted for at fair value, SAB 105 limits the opportunity for recognition of an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding. SAB 105 requires that the measurement of fair value include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for all mortgage loan commitments that are accounted for as derivative instruments that are entered into after March 31, 2004, and permits continued use of previously applied accounting policies to loan commitments entered into on or before March 31, 2004. On April 1, 2004, we implemented SAB 105, which did not have a material impact on our consolidated financial statements or results of operations.

         In July 2004, the FASB's Derivatives Implementation Group issued guidance on Statement of Financial Accounting Standards, or SFAS, No. 133 Implementation Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, or DIG Issue G25. DIG Issue G25
clarifies the FASB's position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate-based loans. The new guidance permits the use of the first-payments-received technique in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of prepayable interest-bearing loans, provided the hedging relationship meets all other conditions in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for cash flow hedge accounting. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date, as further discussed below, and any derivative gains or losses in accumulated other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of SFAS No. 133. We had pre-existing cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25. As of September 30, 2004, our accumulated other comprehensive income included a $4.1 million net gain attributable to these pre-existing cash flow hedging relationships. DIG Issue G25 is effective for the fiscal quarter beginning after August 9, 2004, and shall be applied to all hedging relationships as of the effective date. On October 1, 2004, we implemented DIG Issue G25 and de-designated all of our specific cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25. Consequently, the

$4.1 million net gain associated with the de-designated cash flow hedging relationships is being amortized over the remaining lives of the respective hedging relationships, which range from approximately six months to three years. We elected to prospectively re-designate new cash flow hedging relationships based upon minor revisions to the underlying hedged items as required by the guidance in DIG Issue G25. The implementation of DIG Issue G25 did not and is not expected to have a material impact on our consolidated financial statements, results of operations or our interest rate risk management program.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         The quantitative and qualitative disclosures about market risk are included under "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" appearing on pages 35 through 37 of this report.

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

Item 8.   Financial Statements and Supplementary Data

          The financial statements and supplementary data appear on pages 61 through 102 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.  Controls and Procedures

        Our Chief Executive Officer, who is our principal executive and principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially effected, or are reasonably likely to materially affect, the Company's control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors and Committees of the Board

         We are a "controlled company" as defined in Rule 4350(c)(5) of the NASDAQ Marketplace Rules because more than 50% of our voting power is held by James F. Dierberg, our Chairman of the Board, as more fully discussed under "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Therefore, we are not subject to certain requirements of Rule 4350.

         Our Board of Directors consists of eight members, four of whom the Board of Directors determined to be independent. Each of our directors identified in the following table was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.



                                       Director               Principal Occupation(s) During Last Five Years
           Name                 Age      Since                    and Directorships of Public Companies
           ----                 ---      -----                    -------------------------------------


James F. Dierberg (1)            67      1979      Chairman of the Board of Directors of First Banks,  Inc. since 1988;
                                                   Chief  Executive  Officer of First  Banks,  Inc.  from 1988 to April
                                                   2003;  President  of First  Banks,  Inc.  from 1979 to 1992 and from
                                                   1994 to October 1999; Chairman of the Board of Directors,  President
                                                   and Chief  Executive  Officer of FBA from 1994 until its merger with
                                                   First Banks on December 31, 2002.

Allen H. Blake                   62      1988      President of First Banks,  Inc. since October 1999; Chief Executive
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

Terrance M. McCarthy             50      2003      Senior  Executive  Vice  President and Chief  Operating  Officer of
                                                   First Banks, Inc. since August 2002;  Director of First Banks, Inc.
                                                   since April  2003;  Director of FBA from July 2001 until its merger with First Banks on December 31, 2002;  Executive Vice President of
                                                   FBA from 1999 to December 2002;  Chairman of the Board of Directors
                                                   of First Bank since  January 2003;  President  and Chief  Executive
                                                   Officer of First Bank since August  2002;  Chairman of the Board of
                                                   Directors,  President  and  Chief  Executive  Officer  of FB&T from
                                                   April 2000  until its merger  with and into First Bank on March 31,
                                                   2003;  Director of FB Commercial  Finance,  Inc.  since March 2003;
                                                   Chairman of the Members,  President and Chief Executive  Officer of
                                                   SBLS LLC since September 2004.

Steven F. Schepman (1)           32      2004      Director of First Banks,  Inc.  since July 2004;  Director of First
                                                   Bank from April 2001 to  October  2004;  Senior  Vice  President  -
                                                   Private  Banking,  Wealth  Management  and Trust  Services of First
                                                   Bank since  November  2000;  From May 1999, to November  2000,  Mr.
                                                   Schepman   was  employed  in  various   other   senior   management
                                                   capacities with First Banks, Inc.

Gordon A. Gundaker (2)           71      2001      President and Chief Executive  Officer of Coldwell Banker Gundaker,
                                                   a  full-service  real  estate  brokerage  company,  in  St.  Louis,
                                                   Missouri.

David L. Steward (2)             53      2000      Chairman  of the  Board  of  Directors  of  World  Wide  Technology
                                                   Holding Company,  an electronic  procurement and logistics  company in the information  technology  industry,  in St. Louis,  Missouri;
                                                   Director of Centene  Corporation,  Civic Progress of St. Louis, the
                                                   St. Louis Regional  Commerce and Growth  Association,  the Regional
                                                   Business Council,  Webster University,  Barnes Jewish Hospital, St.
                                                   Louis Science Center, the United Way of Greater St. Louis,  Greater
                                                   St.  Louis Area  Council - Boy Scouts of America  and  Harris-Stowe
                                                   State College African American Business Leadership Council.

Hal J. Upbin (2)                 66      2001      Director  of  Kellwood  Company,  a  manufacturer  and  marketer of apparel and related soft goods, in St. Louis,  Missouri since 1995;
                                                   Chairman of the Board of Directors and Chief  Executive  Officer of
                                                   Kellwood  Company  since 1997;  President of Kellwood  Company from
                                                   1997 to December  2003;  President and Chief  Operating  Officer of
                                                   Kellwood  Company  from  1994 to  1997;  Executive  Vice  President
                                                   Corporate  Development from 1992 to 1994; Vice President  Corporate
                                                   Development from 1990 to 1992; Director of Brown Shoe Company.

Douglas H. Yaeger (2)(3)         56      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                   Officer  of The  Laclede  Group,  Inc.,  an exempt  public  utility holding company in St. Louis,  Missouri since 2001; Chairman of the
                                                   Board of  Directors,  President  and  Chief  Executive  Officer  of
                                                   Laclede Gas Company  since 1999;  President  of Laclede Gas Company since 1997;  Director  and Chief  Operating  Officer of Laclede Gas
                                                   Company from 1997 to 1999;  Executive  Vice  President - Operations and  Marketing  of Laclede  Gas Company  from 1995 to 1997;  Former
                                                   Chairman  of the  Board  of  Directors  of the St.  Louis  Regional
                                                   Commerce   and  Growth   Association;   Chairman  of  Southern  Gas
                                                   Association,  Trustee of the St. Louis Science Center, President of
                                                   Civic  Progress,  and  Director of Greater St. Louis Area Council -
                                                   Boy Scouts of America,  The Municipal  Theatre  Association  of St.
                                                   Louis and Webster University.
----------------------------------
(1) Mr. Steven F. Schepman is the son-in-law of Mr. James F. Dierberg.
(2) Member of the Audit Committee.
(3) Mr. Douglas H. Yaeger serves as Chairman of the Audit Committee and the audit committee financial expert.

Committees and Meetings of the Board of Directors

         Four members of our Board of Directors serve on the Audit Committee, all of whom the Board of Directors determined to be independent as of October 31, 2004; there are no other committees of the Board of Directors. The Audit
Committee assists the Board of Directors in fulfilling the Board's oversight responsibilities with respect to the quality and integrity of the consolidated financial statements, financial reporting process and systems of internal controls. The Audit Committee also assists the Board of Directors in monitoring the independence and performance of the independent auditors, the internal audit department and the operation of ethics programs. The Audit Committee operates under a written charter adopted by the Board of Directors.

         The members of the Audit Committee as of March 25, 2005 were Mr. Gordon
A. Gundaker, Mr. David L. Steward, Mr. Hal J. Upbin and Mr. Douglas H. Yaeger, who serves as the Chairman of the Audit Committee and the audit committee financial expert. Mr. Steward, Mr. Upbin and Mr. Yaeger have served as independent members of the Audit Committee since their respective committee appointment dates. Mr. Gundaker currently serves as an independent member of the Audit Committee and previously served as an independent member of the Audit Committee from his committee appointment date on July 24, 2001 to August 1, 2003. In 2003, one of Mr. Gundaker's related business interests maintained commercial real estate and development loans with First Bank that resulted in interest and fee payments of approximately $298,000 to First Bank in accordance with the respective loan terms. These interest and fee payments exceeded 5% of Mr. Gundaker's related business interest's gross revenues, or $204,000, in 2003. Consequently, at the time the interest and fee payments exceeded $204,000, Mr.
Gundaker was no longer deemed to be independent in accordance with the then-existing rules of the National Association of Securities Dealers, or NASD. The Board of Directors subsequently appointed Mr. Gundaker to the Audit Committee as a non-independent member in accordance with the then-existing NASD rules, which allowed one director who is not independent, and is not a current employee or an immediate family member of an employee, to be appointed to the Audit Committee. The Board of Directors determined, under the exceptional and limited circumstances exemption allowed by the then-existing NASD rules, that Mr. Gundaker's membership on the Audit Committee was desirable by First Banks' interests and the interests of First Banks' shareholders, based upon his business expertise, his previous contributions to First Banks as a member of the Audit Committee and other relevant considerations. Furthermore, the Board of Directors took into account that Mr. Gundaker was expected to meet the newly-enacted audit committee member independence requirements of the NASD and the New York Stock Exchange, or NYSE that would become effective for First Banks on October 31, 2004. On October 18, 2004, the Board of Directors reviewed Mr. Gundaker's independence under the newly-enacted audit committee member independence requirements of the NASD and the NYSE and approved Mr. Gundaker's appointment as an independent member of the Audit Committee, effective October 31, 2004.

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

         The Audit Committee reviewed with the Independent Registered Public Accounting Firm who is responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with U.S. generally accepted accounting principles, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended. In addition, the Audit Committee discussed with the Independent Registered Public Accounting Firm its independence from management and the Company, including the matters required by Standard No. 1 of the Independence Standards Board, and the Audit Committee considered the compatibility of non-audit services provided by the Independent Registered Public Accounting Firm with the firm's independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by Standard No. 1 of the Independent Standards Board.

         The Audit Committee discussed with our internal and Independent Registered Public Accounting Firm the overall scope and plans for their respective audits. The Audit Committee met with the internal and Independent
Registered Public Accounting Firm with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2004 for filing with the SEC.

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

Code of Conduct for Employees, Officers and Directors

         The Board of Directors has approved a Code of Conduct applicable to all employees, officers and directors of First Banks that addresses conflicts of interest, honesty and fair dealing, accounting and auditing matters, political activities and application and enforcement of the Code of Conduct. The Code of Conduct is available on First Banks' website, www.firstbanks.com, under "About
us."                                           -------------------


Executive Officers

         Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 25, 2005, were as follows:

                                             Current First Banks                     Principal Occupation(s)
          Name                 Age              Office(s) Held                       During Last Five Years
          ----                 ---              --------------                       ----------------------

James F. Dierberg              67   Chairman of the Board of Directors.     See Item 10 -  "Directors and Executive
                                                                            Officers  of the  Registrant - Board of
                                                                            Directors."

Allen H. Blake                 62   President,  Chief Executive  Officer,   See Item 10 - "Directors  and Executive
                                    Chief    Financial     Officer    and   Officers  of the  Registrant - Board of
                                    Director.                               Directors."


Terrance M. McCarthy           50   Senior   Executive   Vice  President,   See Item 10 - "Directors  and  Executive
                                    Chief    Operating     Officer    and   Officers  of the  Registrant  - Board of
                                    Director;  Chairman   of the Board of   Directors."
                                    Directors,   President    and   Chief
                                    Executive Officer of First Bank.

Russell L. Goldammer           48   Executive   Vice  President and Chief   Executive   Vice   President  and  Chief
                                    Information Officer.                    Information   Officer   since   November
                                                                            2004;  Chief   Information   Officer  of
                                                                            Outsourcing Solutions,  Inc., St. Louis,
                                                                            Missouri,  from  April  2001 to  October
                                                                            2004;  Senior  Vice  President  of  U.S.
                                                                            Bank  in  Milwaukee,   Wisconsin,   from
                                                                            October 1999 to April 2001.

Daniel W. Jasper               59   Executive  Vice  President  and Chief   Executive   Vice   President  and  Chief
                                    Credit     Officer;    Director   and   Credit  Officer  of  First  Banks,  Inc.
                                    Executive  Vice   President  of First   since   October   2003;    Senior   Vice
                                    Bank.                                   President   and  Acting   Chief   Credit
                                                                            Officer of First  Banks,  Inc.  from May
                                                                            2003  to  October   2003;   Senior  Vice
                                                                            President  -  Credit  Administration  of
                                                                            First Banks, Inc. from 1995 to May 2003.

F. Christopher McLaughlin      51   Executive Vice President and Director   Executive Vice President and Director of
                                    of  Sales,  Marketing  and  Products;   Sales, Marketing and  Products  of First
                                    Director of First Bank.                 Banks,   Inc.   since   September  2003;
                                                                            Director  of  First  Bank  since October
                                                                            2004, Executive  Vice President-Personal
                                                                            Banking   Division,   HSBC  Bank  USA in
                                                                            Buffalo, New York from 1998 to June 2002
                                                                            Independent Consultant from July 2002 to
                                                                            August 2003.

Mary P. Sherrill               50   Executive    Vice    President    and   Executive  Vice  President  and Director
                                    Director of Operations;  Director  of   of  Operations  of  First  Banks,   Inc.
                                    First Bank.                             since  April  2003;  Director  of  First
                                                                            Bank  since  April  2003, Director, Vice
                                                                            Chairman  and  Chief of Bank Operations,
                                                                            Southwest  Bank  in  St. Louis, Missouri
                                                                            from 1999 to March 2003.


Item 11.  Executive Compensation

         The   following   table  sets  forth  certain   information   regarding
compensation earned by the named executive officers for the years ended December 31, 2004, 2003 and 2002:

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                                                                                        All Other
         Name and Principal Position(s)                           Year       Salary        Bonus    Compensation (1)
         ------------------------------                           ----       ------        -----    ----------------

James F. Dierberg                                                 2004     $ 610,000          --         6,200
Chairman of the Board of Directors                                2003       610,000          --         6,000
                                                                  2002       605,000      35,000         5,500

Allen H. Blake                                                    2004       426,000          --         5,200
President, Chief Executive Officer and Chief Financial Officer    2003       397,300          --         6,000
                                                                  2002       360,500      45,000         5,590

Terrance M. McCarthy                                              2004       367,500          --         5,200
Senior Executive Vice President and Chief Operating Officer       2003       323,500          --         6,000
                                                                  2002       269,000      50,000         3,200

Daniel W. Jasper (2)                                              2004       209,500          --         5,200
Executive Vice President and Chief Credit Officer                 2003       152,000      15,000         4,700

F. Christopher McLaughlin (3)                                     2004       180,300      32,500        51,900 (4)
Executive Vice President and Director of Sales, Marketing         2003        55,100          --        29,000 (4)
and Products
-----------------------
(1) All other compensation reported includes matching contributions to our 401(k) Plan for the year indicated.
(2) Mr. Jasper became an Executive Officer of the Company in October 2003.
(3) Mr. McLaughlin became an Executive Officer of the Company in September 2003.
(4) All other compensation  reported for Mr. McLaughlin in 2004 and 2003 includes $46,700 and $29,000, respectively, associated with a corporate relocation package. Additionally, for 2004, all other compensation includes matching contributions to our 401(K) Plan of $5,000 and a single ownership interest in the amount of $200 granted in Star
    Lane Trust, our unit investment trust.

Compensation of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently Messrs. Gordon Gundaker, David Steward, Hal Upbin and Douglas Yaeger) received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended in 2004. Messr. Yaeger also received a fee of $4,000 per calendar quarter for his service as Chairman of the Audit Committee, and Messrs. Gundaker, Steward and Upbin also received a fee of $3,000 per calendar quarter for their service as members of the Audit Committee. The Audit Committee is currently the only committee of our Board of Directors. Messrs. Gundaker, Steward, Upbin and Yaeger received $31,000, $27,000, $26,000 and $35,000, respectively, in director's compensation in 2004. Our non-employee directors are also eligible to participate in our nonqualified deferred compensation plan.

         Our  executive   officers  that  are  also  directors  do  not  receive
remuneration other than salaries and bonuses for serving on our Board of Directors.

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg, Blake and McCarthy serve as executive officers and members of our Board of Directors. First Banks does not have a compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, none of our executive officers served during 2004 as a member of the compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

         See further information regarding  transactions with related parties in
Note 19 to our Consolidated Financial Statements appearing on pages 96 and 97 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth, as of March 25, 2005, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

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
--------------------
   *   Represents less than 1.0%.
  (1)  Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North  Meramec  Avenue, Clayton, Missouri 63105. Mr. James F. Dierberg, our
       Chairman of the Board, and Mrs. Mary W. Dierberg, are  husband and wife,  and Messrs. James F. Dierberg II,
       Michael J. Dierberg and Mrs. Ellen D. Schepman, formerly Ms. Ellen C. Dierberg, are their adult children.
  (2)  Due to the relationship between Mr. James F. Dierberg, his wife and their  children, Mr. Dierberg is deemed to share voting and investment power over these shares.
  (3)  Due  to  the relationship between Mr. James F. Dierberg, his wife and First Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.
  (4)  Convertible into common stock, based on the appraised value of the common stock  at the date of conversion.
       Assuming  an  appraised  value  of the common stock equal to the book value, the number of shares of common stock  into  which the Class A Preferred Stock is convertible at December 31, 2004 is 516, which shares are not included in the above table.
  (5)  Sole voting and investment power.


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

         First Bank has had in the past, and may have in the future, loan transactions and related banking services in the ordinary course of business with our directors or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. First Bank does not extend credit to our officers or to officers of First Bank, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

         Certain of our shareholders, directors and officers and their respective affiliates have deposit accounts and related banking services with First Bank. It is First Bank's policy not to permit any of its officers or directors or their affiliates to overdraw their respective deposit accounts. Deposit account overdraft protection may be approved for persons under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         Transactions   with  related  parties,   including   transactions  with
affiliated persons and entities, are described in Note 19 to our Consolidated Financial Statements on pages 96 and 97 of this report.

Item 14.  Principal Accountant Fees and Services

Fees of Independent Registered Public Accounting Firm

         During 2004 and 2003, KPMG LLP served as our Independent Registered Public Accounting Firm and provided additional services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements in 2004 and 2003:

                                                                                      2004           2003
                                                                                      ----           ----

           Audit fees, excluding audit related fees (1).........................    $ 781,550      475,000
           Audit related fees...................................................           --           --
           Tax fees (2).........................................................       87,221       84,957
           All other fees.......................................................           --           --
                                                                                    ---------    ---------
                  Total.........................................................    $ 868,771      559,957
                                                                                    =========    =========
           ------------------------
          (1)  For 2004, audit fees  include  the  audits  of  the  consolidated financial statements of First Banks and  Star  Lane  Trust, SBLS LLC  and  Hillside Investors, Ltd. and subsidiaries, as well as services provided for reporting  requirements under FDICIA and mortgage banking activities, which are included in the audit fees of First Banks, as these services  are closely related to the audit of First  Banks'
               consolidated financial statements.  Audit fees also include additional fees related to work performed under FDICIA  requirements  as of December 31, 2003 but  billed  in  2004, and  other  accounting and reporting  consultations.  For 2003, audit fees  include  the  audits  of the consolidated  financial statements  of  First  Banks  and  Star  Lane  Trust,  as  well  as  services  provided for reporting requirements  under  FDICIA and mortgage banking  activities.
          (2)  Tax services include  tax compliance and general tax planning and advice.

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

           (b) Reports on Form 8-K.

                     During the quarter ended December 31, 2004, we filed three Current Reports on Form 8-K as follows:

                     1.    Current Report on Form 8-K,  filed October 28, 2004 -
                           Item 2.02 of the report referenced a press release announcing First Banks, Inc.'s financial results for the three and nine months ended September 30, 2004. A copy of the press release was included as Exhibit 99.1.

                     2.    Current Report on Form 8-K, filed November 29, 2004 -
                           Item 1.01 and Item 2.03 of the report described the Company's entry into a material definitive agreement and creation of a direct financial obligation associated with First Banks, Inc.'s issuance of $41.2 million of subordinated debentures in a private placement transaction that occurred on November 23, 2004.

                     3.    Current Report  on Form 8-K, filed December 1, 2004 -
                           Item 2.01 and Item 9.01 of the report described the completion of the Company's acquisition of Hillside Investors, Ltd., and its wholly-owned banking subsidiary, CIB Bank. A copy of the press release announcing the completion of the acquisition of Hillside Investors, Ltd. on November 30, 2004 was included as Exhibit 99.1.

           (c) The index of required exhibits is included beginning on page 107 of this Report.

            Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




                                                  /s/ KPMG LLP
                                                  ------------
                                                      KPMG LLP




St. Louis, Missouri
March 17, 2005


                                            CONSOLIDATED BALANCE SHEETS

                         (dollars expressed in thousands, except share and per share data)

                                                                                                    December 31,
                                                                                            ----------------------------
                                                                                               2004              2003
                                                                                               ----              ----
                                                       ASSETS
                                                       ------
Cash and cash equivalents:
     Cash and due from banks............................................................   $  149,605           179,802
     Short-term investments.............................................................      117,505            33,735
                                                                                           ----------         ---------
          Total cash and cash equivalents...............................................      267,110           213,537
                                                                                           ----------         ---------

Investment securities:
     Available for sale.................................................................    1,788,063         1,038,787
     Held to maturity (fair value of $25,586 and $11,341, respectively).................       25,286            10,927
                                                                                           ----------         ---------
          Total investment securities...................................................    1,813,349         1,049,714
                                                                                           ----------         ---------

Loans:
     Commercial, financial and agricultural.............................................    1,575,232         1,474,908
     Real estate construction and development...........................................    1,318,413         1,063,889
     Real estate mortgage...............................................................    3,061,581         2,582,264
     Consumer and installment...........................................................       54,546            71,652
     Loans held for sale................................................................      133,065           145,746
                                                                                           ----------         ---------
          Total loans...................................................................    6,142,837         5,338,459
     Unearned discount..................................................................       (4,869)          (10,384)
     Allowance for loan losses..........................................................     (150,707)         (116,451)
                                                                                           ----------         ---------
          Net loans.....................................................................    5,987,261         5,211,624
                                                                                           ----------         ---------

Bank premises and equipment, net of accumulated depreciation and amortization...........      144,486           136,739
Goodwill................................................................................      156,849           145,548
Bank-owned life insurance...............................................................      102,239            97,521
Deferred income taxes...................................................................      127,397           102,844
Other assets............................................................................      134,150           149,413
                                                                                           ----------         ---------
          Total assets..................................................................   $8,732,841         7,106,940
                                                                                           ==========         =========

                                                   LIABILITIES
                                                   -----------
Deposits:
     Noninterest-bearing demand.........................................................   $1,194,662         1,034,367
     Interest-bearing demand............................................................      875,489           843,001
     Savings............................................................................    2,249,644         2,128,683
     Time deposits of $100 or more......................................................      807,220           436,439
     Other time deposits................................................................    2,024,955         1,519,125
                                                                                           ----------         ---------
          Total deposits................................................................    7,151,970         5,961,615
Other borrowings........................................................................      594,750           273,479
Note payable............................................................................       15,000            17,000
Subordinated debentures.................................................................      273,300           209,320
Deferred income taxes...................................................................       34,812            41,683
Accrued expenses and other liabilities..................................................       62,116            54,028
                                                                                           ----------         ---------
          Total liabilities.............................................................    8,131,948         6,557,125
                                                                                           ----------         ---------
                                              STOCKHOLDERS' EQUITY
                                              --------------------
Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.....           --                --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.........................       12,822            12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding............................................          241               241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...............................................        5,915             5,915
Additional paid-in capital..............................................................        5,910             5,910
Retained earnings.......................................................................      577,836           495,714
Accumulated other comprehensive (loss) income...........................................       (1,831)           29,213
                                                                                           ----------         ---------
          Total stockholders' equity....................................................      600,893           549,815
                                                                                           ----------         ---------
          Total liabilities and stockholders' equity....................................   $8,732,841         7,106,940
                                                                                           ==========         =========

The accompanying notes are an integral part of the consolidated financial statements.


                                          CONSOLIDATED STATEMENTS OF INCOME

                          (dollars expressed in thousands, except share and per share data)

                                                                                     Years Ended December 31,
                                                                                 ---------------------------------
                                                                                   2004         2003        2002
                                                                                   ----         ----        ----
      Interest income:
         Interest and fees on loans..........................................   $ 341,479     355,472      390,062
         Investment securities:
           Taxable...........................................................      50,170      32,442       31,845
           Nontaxable........................................................       1,490       1,737        1,865
         Short-term investments..............................................       1,643       1,502        1,949
                                                                                ---------    --------     --------
              Total interest income..........................................     394,782     391,153      425,721
                                                                                ---------    --------     --------
      Interest expense:
         Deposits:
           Interest-bearing demand...........................................       3,472       5,470        7,551
           Savings...........................................................      20,128      23,373       35,668
           Time deposits of $100 or more.....................................      13,762      13,075       19,047
           Other time deposits...............................................      35,705      41,201       66,002
         Other borrowings....................................................       6,102       2,243        3,450
         Note payable........................................................         506         785        1,032
         Subordinated debentures.............................................      15,092      17,879       24,801
                                                                                ---------    --------     --------
              Total interest expense.........................................      94,767     104,026      157,551
                                                                                ---------    --------     --------
              Net interest income............................................     300,015     287,127      268,170
      Provision for loan losses..............................................      25,750      49,000       55,500
                                                                                ---------    --------     --------
              Net interest income after provision for loan losses............     274,265     238,127      212,670
                                                                                ---------    --------     --------
      Noninterest income:
         Service charges on deposit accounts and customer service fees.......      38,230      36,113       30,978
         Gain on loans sold and held for sale................................      18,497      15,645        6,471
         Net gain on sales of available-for-sale investment securities.......         257       8,761           90
         Gain on sales of branches, net of expenses..........................       1,000       3,992           --
         Bank-owned life insurance investment income.........................       5,201       5,469        5,928
         Investment management income........................................       6,870       4,762        4,157
         Other...............................................................      13,431      12,966       19,887
                                                                                ---------    --------     --------
              Total noninterest income.......................................      83,486      87,708       67,511
                                                                                ---------    --------     --------
      Noninterest expense:
         Salaries and employee benefits......................................     117,492      95,441       89,569
         Occupancy, net of rental income.....................................      19,882      20,940       21,030
         Furniture and equipment.............................................      17,017      18,286       17,495
         Postage, printing and supplies......................................       5,010       5,100        5,556
         Information technology fees.........................................      32,019      32,136       32,135
         Legal, examination and professional fees............................       7,412       8,131        9,284
         Amortization of intangibles associated with the
           purchase of subsidiaries..........................................       2,912       2,506        2,012
         Communications......................................................       1,866       2,667        3,166
         Advertising and business development................................       5,493       4,271        5,023
         Charitable contributions............................................         577       5,334          204
         Other...............................................................      19,825      32,257       25,338
                                                                                ---------    --------     --------
              Total noninterest expense......................................     229,505     227,069      210,812
                                                                                ---------    --------     --------
              Income before provision for income taxes and minority
               interest in income of subsidiary..............................     128,246      98,766       69,369
      Provision for income taxes.............................................      45,338      35,955       22,771
                                                                                ---------    --------     --------
               Income before minority interest in income of subsidiary.......      82,908      62,811       46,598
      Minority interest in income of subsidiary..............................          --          --        1,431
                                                                                ---------    --------     --------
              Net income.....................................................      82,908      62,811       45,167
      Preferred stock dividends..............................................         786         786          786
                                                                                ---------    --------     --------
              Net income available to common stockholders....................   $  82,122      62,025       44,381
                                                                                =========    ========     ========

      Basic earnings per common share........................................   $3,470.80    2,621.39     1,875.69
                                                                                =========    ========     ========

      Diluted earnings per common share......................................   $3,421.58    2,588.31     1,853.64
                                                                                =========    ========     ========

      Weighted average shares of common stock outstanding....................      23,661      23,661       23,661
                                                                                =========    ========     ========

      The accompanying notes are an integral part of the consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                 Three Years Ended December 31, 2004
                                        (dollars expressed in thousands, except per share data)



                                                                                                            Accu-
                                                    Adjustable Rate                                        mulated
                                                    Preferred Stock                                         Other
                                                    ---------------                                        Compre-     Total
                                                   Class A                   Additional  Compre-           hensive     Stock-
                                                   Conver-           Common    Paid-in   hensive Retained  Income     holders'
                                                    tible  Class B    Stock    Capital   Income  Earnings  (Loss)      Equity
                                                    -----  -------    -----    -------   ------  --------  ------      ------

Consolidated balances, January 1, 2002...........   $12,822    241    5,915      6,074            389,308   34,297     448,657
Year ended December 31, 2002:
    Comprehensive income:
      Net income.................................        --     --       --         --    45,167   45,167       --      45,167
      Other comprehensive income, net of tax:
        Unrealized gains on investment
          securities, net of reclassification
          adjustment (1).........................        --     --       --         --     8,909       --    8,909       8,909
        Derivative instruments:
          Current period transactions............        --     --       --         --    17,258       --   17,258      17,258
                                                                                         -------
      Comprehensive income.......................                                         71,334
                                                                                         =======
    Class A preferred stock dividends,
        $1.20 per share..........................        --     --       --         --               (769)      --        (769)
    Class B preferred stock dividends,
        $0.11 per share..........................        --     --       --         --                (17)      --         (17)
    Effect of capital stock transactions of
      majority-owned subsidiary..................        --     --       --       (164)                --       --        (164)
                                                    -------    ---    -----      -----            -------  -------     -------
Consolidated balances, December 31, 2002.........    12,822    241    5,915      5,910            433,689   60,464     519,041
Year ended December 31, 2003:
    Comprehensive income:
      Net income.................................        --     --       --         --    62,811   62,811       --      62,811
      Other comprehensive loss, net of tax:
        Unrealized losses on
          investment securities, net of
          reclassification adjustment (1)........        --     --       --         --    (9,986)      --   (9,986)     (9,986)
        Derivative instruments:
          Current period transactions............        --     --       --         --   (21,265)      --  (21,265)    (21,265)
                                                                                         -------
      Comprehensive income.......................                                         31,560
                                                                                         =======
    Class A preferred stock dividends,
      $1.20 per share............................        --     --       --         --               (769)      --        (769)
    Class B preferred stock dividends,
      $0.11 per share............................        --     --       --         --                (17)      --         (17)
                                                    -------    ---    -----      -----            -------  -------     -------
Consolidated balances, December 31, 2003.........    12,822    241    5,915      5,910            495,714   29,213     549,815
Year ended December 31, 2004:
    Comprehensive income:
      Net income.................................        --     --       --         --    82,908   82,908       --      82,908
      Other comprehensive loss, net of tax:
        Unrealized losses on investment
          securities, net of reclassification
          adjustment (1).........................        --     --       --         --    (5,878)      --   (5,878)     (5,878)
        Derivative instruments:
          Current period transactions............        --     --       --         --   (25,166)      --  (25,166)    (25,166)
                                                                                         -------
      Comprehensive income.......................                                         51,864
                                                                                         =======
    Class A preferred stock dividends,
      $1.20 per share............................        --     --       --         --               (769)      --        (769)
    Class B preferred stock dividends,
      $0.11 per share............................        --     --       --         --                (17)      --         (17)
                                                    -------    ---    -----      -----            -------  -------     -------
Consolidated balances, December 31, 2004.........   $12,822    241    5,915      5,910            577,836   (1,831)    600,893
                                                    =======    ===    =====      =====            =======  =======     =======

--------------------------------------
(1) Disclosure of reclassification adjustment:

                                                                                              Years Ended December 31,
                                                                                            ------------------------------
                                                                                               2004       2003      2002
                                                                                               ----       ----      ----

     Unrealized (losses) gains on investment securities arising during the year..........   $(5,711)    (4,291)     8,968
     Less reclassification adjustment for gains included in net income, net of tax.......       167      5,695         59
                                                                                            -------     ------      -----
     Unrealized (losses) gains on investment securities..................................   $(5,878)    (9,986)     8,909
                                                                                            =======     ======      =====

The accompanying notes are an integral part of the consolidated financial statements.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (dollars expressed in thousands)

                                                                                      Years ended December 31,
                                                                                 ------------------------------------
                                                                                     2004        2003        2002
                                                                                     ----        ----        ----

Cash flows from operating activities:
     Net income................................................................. $   82,908       62,811       45,167
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Depreciation and amortization of bank premises and equipment..........     18,579       20,068       18,902
          Amortization, net of accretion........................................     17,102       24,996       17,769
          Originations and purchases of loans held for sale..................... (1,152,003)  (2,158,251)  (1,954,346)
          Proceeds from sales of loans held for sale............................  1,038,636    2,003,574    1,602,500
          Provision for loan losses.............................................     25,750       49,000       55,500
          Provision for income taxes............................................     45,338       35,955       22,771
          Payments of income taxes..............................................    (42,701)     (43,632)     (34,287)
          (Increase) decrease in accrued interest receivable....................       (696)       4,614        2,197
          Interest accrued on liabilities.......................................     94,767      104,026      157,551
          Payments of interest on liabilities...................................    (93,406)    (107,295)    (162,825)
          Gain on loans sold and held for sale..................................    (18,497)     (15,645)      (6,471)
          Net gain on sales of available-for-sale investment securities.........       (257)      (8,761)         (90)
          Gain on sales of branches, net of expenses............................     (1,000)      (3,992)          --
          Other operating activities, net.......................................     (8,922)       6,894       (3,319)
          Minority interest in income of subsidiary.............................         --           --        1,431
                                                                                 ----------   ----------   ----------
               Net cash provided by (used in) operating activities..............      5,598      (25,638)    (237,550)
                                                                                 ----------   ----------   ----------

Cash flows from investing activities:
     Cash received for acquired entities, net of
       cash and cash equivalents paid...........................................     21,098       14,870       11,715
     Proceeds from sales of investment securities available for sale............     26,340        6,019       55,130
     Maturities of investment securities available for sale.....................    748,280    1,499,476    1,085,993
     Maturities of investment securities held to maturity.......................      4,632        5,573        6,829
     Purchases of investment securities available for sale...................... (1,029,993)  (1,209,592)  (1,380,165)
     Purchases of investment securities held to maturity........................    (19,031)        (103)      (2,680)
     Proceeds from sales of leases..............................................     35,544           --           --
     Net (increase) decrease in loans...........................................    (78,629)      18,786      199,051
     Recoveries of loans previously charged-off.................................     25,876       23,028       15,933
     Purchases of bank premises and equipment...................................    (10,960)      (4,359)     (15,565)
     Other investing activities, net............................................     15,358        3,357        9,672
                                                                                 ----------   ----------   ----------
               Net cash (used in) provided by investing activities..............   (261,485)     357,055      (14,087)
                                                                                 ----------   ----------   ----------

Cash flows from financing activities:
     Increase in demand and savings deposits....................................     23,355       13,287      450,541
     Decrease in time deposits..................................................    (11,521)    (223,555)    (245,637)
     Decrease in Federal Home Loan Bank advances................................    (29,020)      (8,548)     (16,600)
     Decrease in federal funds purchased........................................         --      (55,000)     (26,000)
     Increase in securities sold under agreements to repurchase.................    286,928       69,835       46,989
     Advances drawn on note payable.............................................     15,000       34,500       43,500
     Repayments of note payable.................................................    (17,000)     (24,500)     (64,000)
     Proceeds from issuance of subordinated debentures..........................     61,857       70,907       25,007
     Payments for redemptions of subordinated debentures........................         --     (136,341)          --
     Cash paid for sales of branches, net of cash and cash equivalents sold.....    (19,353)     (60,930)          --
     Payment of preferred stock dividends.......................................       (786)        (786)        (786)
                                                                                 ----------   ----------   ----------
               Net cash provided by (used in) financing activities..............    309,460     (321,131)     213,014
                                                                                 ----------   ----------   ----------
               Net increase (decrease) in cash and cash equivalents.............     53,573       10,286      (38,623)
Cash and cash equivalents, beginning of year....................................    213,537      203,251      241,874
                                                                                 ----------   ----------   ----------
Cash and cash equivalents, end of year.......................................... $  267,110      213,537      203,251
                                                                                 ==========   ==========   --========

Noncash investing and financing activities:
     Loans transferred to other real estate..................................... $    5,142       13,525        7,607
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the significant accounting policies followed by First Banks, Inc. and subsidiaries (First Banks or the Company):

         Basis of Presentation. The accompanying consolidated financial statements of First Banks have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2003 and 2002 amounts have been made to conform to the 2004 presentation.

         First Banks operates through its wholly-owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly-owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri.

         On December 31, 2002, First Banks completed its acquisition of all of the publicly held outstanding capital stock of First Banks America, Inc., San Francisco, California (FBA), for a price of $40.54 per share, or approximately $32.4 million. Prior to consummation of this transaction, First Banks owned 93.78% of FBA's outstanding stock, with approximately 6.22% or 798,753 shares of FBA's outstanding stock held publicly. As a result, FBA became a wholly-owned subsidiary of First Banks, was merged with and into First Banks and FBA's subsidiaries, SFC and First Bank & Trust, became wholly-owned subsidiaries of First Banks. On March 31, 2003, First Bank & Trust, headquartered in San Francisco, California (FB&T), was merged with and into First Bank to allow certain administrative and operational economies not available while the two subsidiary banks maintained separate charters.

         On December 31, 2003, First Banks implemented Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of First Banks' statutory and business trusts, which were created for the sole purpose of issuing trust preferred securities. The implementation of this Interpretation had no material effect on the Company's consolidated financial position or results of operations. The implementation resulted in the Company's $6.5 million investment in the common equity of the trusts being included in the consolidated balance sheets as available-for-sale investment securities and the interest income and interest expense received from and paid to the trusts, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to interest income and interest expense totaled $696,000 for the year ended December 31, 2003. Prior period results were restated to conform to the 2003 presentation.

         Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Federal funds sold were $102.2 million and $32.5 million at December 31, 2004 and 2003, respectively, and interest-bearing deposits were $15.3 million and $1.2 million at December 31, 2004 and 2003, respectively.

         First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $30.2 million and $34.0 million at December 31, 2004 and 2003, respectively.

         Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. First Banks does not engage in the trading of investment securities.

         Investment securities designated as available for sale, which represent any security that First Banks has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Amortization of premiums and accretion of discounts is computed on the level-yield method taking into consideration the level of current and anticipated prepayments. Realized gains and losses are included in noninterest income, based on the amortized cost of the individual security sold. Unrealized gains and losses, net of related income tax effects, are recorded in accumulated other comprehensive income. All previous fair value adjustments included in the separate component of accumulated other comprehensive income are reversed upon sale.

         Investment securities designated as held to maturity, which represent any security that First Banks has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments.

         A decline in the market value of any available-for-sale or held-to-maturity investment security below its carrying value that is deemed to be other-than-temporary results in a reduction in cost basis of the carrying value to fair value. The other-than-temporary impairment is charged to noninterest income and a new cost basis is established. When determining other-than-temporary impairment, consideration is given as to whether First Banks has the ability and intent to hold the investment security until a market price recovery and whether evidence indicating the carrying value of the investment security is recoverable outweighs evidence to the contrary.

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

         The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business or once principal or interest payments become 90 days past due under the contractual terms of the loan agreement. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all delinquent principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.

         A loan is considered impaired when it is probable that First Banks will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans on nonaccrual status are considered to be impaired loans. When measuring impairment, the expected future cash flows of an impaired loan or lease are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

         In addition, First Banks monitors the fair value of the underlying collateral of its lease portfolio to identify any impairment as a result of a decline in the residual value of the underlying collateral, which may not be apparent from the payment performance of the lease.

         Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on loans sold and held for sale in the consolidated statements of income in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification method. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

         Loan Servicing Income. Loan servicing income is included in noninterest income and represents fees earned for servicing real estate mortgage loans owned by investors and originated by First Bank's mortgage banking operation, as well as U.S. Small Business Administration (SBA) loans to small business concerns that are originated by a subsidiary of First Bank that originates, sells and services SBA loans. These fees are net of federal agency guarantee fees, interest shortfall, amortization of loan servicing rights and impairment valuation allowances. Such fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

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

         >> Interest Rate Lock Commitments. Commitments to originate loans for subsequent sale in the secondary market (interest rate lock commitments), which primarily consist of commitments to originate fixed rate residential mortgage loans, are recorded at fair value. Changes in the fair value are recognized in noninterest income on a monthly basis.

         >> Forward Commitments to Sell Mortgage-Backed Securities. Forward commitments to sell mortgage-backed securities are recorded at fair value. Changes in the fair value of forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

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

         On January 1, 2002, First Banks adopted SFAS No. 142 -- Goodwill and Other Intangible Assets, and SFAS No 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No 144. First Banks amortizes, on a straight-line basis, its core deposit intangibles and goodwill associated with the purchase of branch offices. Core deposit intangibles are amortized over the estimated periods to be benefited, which has been estimated at seven years, and goodwill associated with the purchase of branch offices is amortized over the estimated periods to be benefited, which has been estimated at 15 years. Goodwill associated with the purchase of subsidiaries is not amortized, but instead, is tested annually for impairment following First Banks' existing methods of measuring and recording impairment losses, as described below.

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

         Mortgage Servicing Rights. Mortgage servicing rights are capitalized by allocating the total cost of the mortgage loans to mortgage servicing rights and the loans (without mortgage servicing rights) based on the relative fair values of the two components. Upon capitalizing the mortgage servicing rights, they are amortized, in proportion to the related estimated net servicing income on a basis that approximates the disaggregated, discounted basis, over the expected lives of the related loans, which range from five to ten years. The weighted average amortization period of mortgage servicing rights is approximately five years.

         The value of mortgage servicing rights is adversely affected when mortgage interest rates decline which normally causes mortgage loan prepayments to increase. When loans are prepaid or refinanced, the related unamortized balance of the mortgage servicing rights is charged to amortization expense. The determination of the fair value of the mortgage servicing rights is performed quarterly based upon an independent third party valuation. Based on these analyses, a comparison of the fair value of the mortgage servicing rights with the carrying value of the mortgage servicing rights is made, with impairment, if any, recognized at that time. The impairment analyses are prepared using stratifications of the mortgage servicing rights based on the predominant risk characteristics of the underlying mortgage loans, including size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. As part of these analyses, the fair value of the mortgage servicing rights for each stratum is compared to the carrying value of the mortgage servicing rights for each stratum. To the extent the carrying value of the mortgage servicing rights exceeds the fair value of the mortgage servicing rights for a stratum, First Banks recognizes impairment equal to the amount by which the carrying value of the mortgage servicing rights for a stratum exceeds the fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of mortgage servicing rights. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs. First Banks does not, however, recognize fair value of the mortgage servicing rights in excess of the carrying value of mortgage servicing rights for any stratum.

         SBA Servicing Rights. SBA servicing rights are capitalized by allocating the total cost of the SBA loans to servicing rights and the loans (without servicing rights) based on the relative fair values of the two components. The fair value of servicing rights is computed using the present value of the estimated future servicing income in excess of such income estimated at a normal servicing fee rate. The servicing rights, net of valuation allowance, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying SBA loans, which range from nine to 25 years. The weighted average amortization period of the SBA servicing rights is approximately 22 years. The determination of the fair value of the SBA servicing rights is performed monthly based upon an independent third party valuation. Based on these analyses, a comparison of the fair value of the SBA servicing rights with the carrying value of the SBA servicing rights is made, with impairment, if any, recognized at that time. To the extent the carrying value of the SBA servicing rights exceeds the fair value of the SBA servicing rights, First Banks recognizes impairment equal to the amount by which the carrying value of the SBA servicing rights exceeds the fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of SBA servicing rights. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs. First Banks does not, however, recognize fair value of the SBA servicing rights in excess of the carrying value of SBA servicing rights for any stratum.

         Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties, are charged to expense as incurred. Other real estate was $4.0 million and $11.1 million at December 31, 2004 and 2003, respectively.

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

         Financial Instruments With Off-Balance Sheet Risk. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. First Banks utilizes financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. "Interest rate risk" is defined as the possibility that interest rates may move unfavorably from the perspective of First Banks. The risk that a counterparty to an agreement entered into by First Banks may default is defined as "credit risk."

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

(2)      ACQUISITIONS, INTEGRATION  COSTS AND OTHER CORPORATE  TRANSACTIONS

         During the three years ended December 31, 2004, First Banks completed the following acquisitions:

                                                                                Total       Purchase
           Entity                                    Date                      Assets         Price       Goodwill
           ------                                    ----                      ------         -----       --------
                                                                                 (dollars expressed in thousands)

   2004
   ----

     Hillside Investors, Ltd.
     Hillside, Illinois                        November 30, 2004           $1,196,700        67,400           4,300

     Small Business Loan Source, Inc.
     Houston, Texas                             August 31, 2004                47,100        45,600           5,900

     Continental Mortgage
     Corporation - Delaware
     Aurora, Illinois                            July 30, 2004                140,700         4,200 (1)       1,500
                                                                           ----------       -------        --------
                                                                           $1,384,500       117,200          11,700
                                                                           ==========       =======        ========
   2003
   ----

     Bank of Ste. Genevieve
     Ste. Genevieve, Missouri                   March 31, 2003             $  115,100        17,900           3,400
                                                                           ==========       =======        ========

   2002
   ----

     Union Planters Bank N.A.
     Denton and Garland, Texas
     branch offices                              June 22, 2002             $   63,700        65,100              --

     Plains Financial Corporation
     Des Plaines, Illinois                     January 15, 2002               256,300        36,500          12,600
                                                                           ----------       -------        --------
                                                                           $  320,000       101,600          12,600
                                                                           ==========       =======        ========
   ---------------
   (1) In conjunction with the acquisition of Continental Mortgage Corporation -  Delaware (CMC), First Banks redeemed in full all of the outstanding subordinated promissory notes of CMC, including accumulated  accrued and  unpaid interest, totaling $4.5 million in aggregate.

         Goodwill associated with the acquisitions included in the table above is not deductible for tax purposes, with the exception of the goodwill associated with the purchase of assets and assumption of liabilities of Small Business Loan Source, Inc. (SBLS), which is deductible for tax purposes. For 2004, 2003 and 2002 acquisitions, goodwill in the amounts of $11.7 million, $3.4 million and $12.6 million, respectively, was assigned to First Bank.

         The aforementioned transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. These fair value adjustments for the acquisitions completed in 2004 represent current estimates and are subject to further adjustments as the valuation data is finalized. These acquisitions were funded from available cash reserves, borrowings under First Banks' revolving credit agreement, proceeds from the issuance of subordinated debentures and proceeds from exchanges, sales and maturities of available-for-sale investment securities.

         On March 31, 2003, First Banks completed its acquisition of Bank of Ste. Genevieve (BSG), Ste. Genevieve, Missouri, from Allegiant Bancorp, Inc., (Allegiant), in exchange for approximately 974,150 shares of Allegiant common stock previously held. The purpose of the transaction was to further expand the Midwest banking franchise. At the time of the acquisition, BSG had $115.1 million in total assets, $43.7 million in loans, net of unearned discount, $47.8 million in investment securities, and $93.7 million in deposits and operated two locations in Ste. Genevieve, Missouri. First Banks recorded a gain of $6.3 million on the exchange of the Allegiant common stock and goodwill of approximately $3.4 million. The core deposit intangibles, which are not deductible for tax purposes, were approximately $3.5 million and are being amortized over seven years utilizing the straight-line method. BSG was merged with and into First Bank. Subsequent to the acquisition, First Banks continued to own 231,779 shares, or approximately 1.52% of the issued and outstanding shares of Allegiant common stock. In October 2003, the remaining shares of Allegiant common stock were contributed to a previously established charitable foundation. In conjunction with this transaction, charitable contribution expense was recorded of $5.1 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $2.3 million, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, a tax benefit of $2.5 million associated with this transaction. The contribution of this stock eliminated the Company's investment in Allegiant.

         On July 30, 2004, First Banks completed its acquisition of CMC, and its wholly-owned banking subsidiary, Continental Community Bank and Trust Company,
(CCB), acquiring all of the outstanding common stock of CMC in exchange for $4.2 million in cash, and redeemed in full all of the outstanding subordinated promissory notes of CMC, including accumulated accrued and unpaid interest, totaling $4.5 million in aggregate. The transaction was funded through internally generated funds. CMC, through CCB, operated two banking offices in the Chicago suburban communities of Aurora and Villa Park. At the time of the transaction, CMC had total assets of $140.7 million, loans, net of unearned discount, of $73.6 million and total deposits of $104.6 million. Goodwill was approximately $1.5 million and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $2.0 million. CMC was merged with and into SFC and CCB was merged with and into First Bank.

         On August 31, 2004, Small Business Loan Source LLC (SBLS LLC), a newly formed Nevada-based limited liability company and subsidiary of First Bank, purchased substantially all of the assets and assumed certain liabilities of SBLS, headquartered in Houston, Texas, in exchange for cash and certain payments contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations, as further described in Note 24 to the Consolidated Financial Statements. The transaction was funded through internally generated funds. At the time of the transaction, SBLS LLC purchased from SBLS assets of $47.1 million, including $24.0 million of United States Small Business Administration (SBA), loans, net of unearned discount, and $15.1 million of SBA servicing rights, and assumed $1.5 million of liabilities, resulting in a net cash payment of $45.6 million. Goodwill was approximately $5.9 million. In conjunction with this transaction, on August 30, 2004, First Bank granted to First Capital America, Inc. (FCA), a corporation owned by First Banks' Chairman and members of his immediate family, an option to purchase Membership Interests of SBLS LLC. This option to purchase was extended on December 31, 2004. Upon exercise of this option, SBLS LLC will become 51.0% owned by First Bank and 49.0% owned by FCA, as further discussed in Note 19 to the Consolidated Financial Statements.

         On November 30, 2004, First Banks completed its acquisition of Hillside Investors, Ltd. (Hillside) and its wholly-owned banking subsidiary, CIB Bank, headquartered in Hillside, Illinois, for approximately $67.4 million in cash. The acquisition served to significantly expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through the issuance of subordinated debentures associated with two private placements of $60.0 million in aggregate of trust preferred securities, of which $20.0 million was issued on September 20, 2004 through a newly formed affiliated statutory trust, and an additional $40.0 million was issued on November 23, 2004 through a newly formed affiliated statutory trust, as further discussed in Note 12 to the Consolidated Financial Statements. In addition, the acquisition was also funded through borrowings under the Company's revolving line of credit with a group of unaffiliated financial institutions. CIB Bank operated 16 banking offices in the Chicago, Illinois metropolitan area, including ten offices in Cook County, three offices in Lake County, two offices in Will County and one office in DuPage County. At the time of the transaction, CIB Bank had total assets of $1.20 billion, loans, net of unearned discount, of $683.3 million, investment securities of $393.2 million and total deposits of $1.10 billion. Preliminary goodwill was approximately $4.3 million and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $13.4 million. Hillside was merged with and into SFC and CIB Bank was merged with and into First Bank.

         The following table summarizes the estimated fair value of the Hillside assets acquired and liabilities assumed at the date of acquisition. As previously discussed, the fair value adjustments represent current estimates and are subject to further adjustment as the valuation data is finalized.

                                                                                         November 30, 2004
                                                                                 (dollars expressed in thousands)

         Cash and cash equivalents......................................................  $     123,829
         Investment securities..........................................................        392,651

         Loans, net of unearned discount................................................        662,588
         Allowance for loan losses......................................................        (26,373)
                                                                                          -------------
              Net loans.................................................................        636,215

         Bank premises and equipment....................................................         11,449
         Goodwill.......................................................................          4,285
         Core deposit intangibles.......................................................         13,395
         Deferred income taxes..........................................................         13,348
         Other assets...................................................................         20,836
                                                                                          -------------
              Total assets acquired.....................................................  $   1,216,008
                                                                                          =============

         Total deposits.................................................................  $   1,102,041
         Other borrowings...............................................................         33,199
         Deferred income taxes..........................................................          1,375
         Accrued expenses and other liabilities.........................................         12,010
                                                                                          -------------
              Total liabilities assumed.................................................      1,148,625
                                                                                          -------------
              Net assets acquired.......................................................  $      67,383
                                                                                          =============

         The following information presents unaudited pro forma combined condensed results of operations of First Banks, combined with the acquisition of Hillside, as if First Banks had completed the transaction on January 1, 2003. The pro forma combined condensed results of operations have been prepared based on the historical operations of First Banks and Hillside.


                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                                       2004          2003
                                                                                       ----          ----
                                                                                (dollars expressed in thousands,
                                                                                except share and per share data)

         Net interest income....................................................   $  324,095        333,769
                                                                                   ==========     ==========

         Net income (loss)......................................................   $   73,284         (4,260)
                                                                                   ==========     ==========

         Weighted average common stock outstanding..............................       23,661         23,661
                                                                                   ==========     ==========

         Earnings (loss) per common share:
             Basic..............................................................   $ 3,064.02        (213.27)
             Diluted............................................................     3,020.01        (213.27)
                                                                                   ==========     ==========

         The unaudited pro forma combined condensed results of operations reflect the application of the purchase method of accounting and certain other assumptions. Purchase accounting adjustments have been applied to investment securities, loans, net of unearned discount, allowance for loan losses, derivative instruments, bank premises and equipment, deferred income tax assets, goodwill, core deposit intangibles, other real estate, other assets and deferred income tax liabilities to reflect the assets and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of First Banks. Due to the immaterial effect on previously reported financial information, the pro forma combined condensed results of operations do not reflect the impact of the other aforementioned transactions completed in 2003 and 2004.

         In addition, as previously discussed, on December 31, 2002, First Banks completed its acquisition of all of the outstanding capital stock of FBA that it did not already own. This transaction was accounted for using the purchase method of accounting, and goodwill in the amount of $14.6 million was recorded and assigned to First Bank. The goodwill is not deductible for tax purposes.

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statement of income as incurred. The accrued severance balance of $761,000, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to six individuals with remaining terms ranging from approximately two to 11 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued expenses and other liabilities in the consolidated balance sheets.

                                                                             Information
                                                          Severance        Technology Fees       Total
                                                          ---------        ---------------       -----
                                                                 (dollars expressed in thousands)


       Balance at December 31, 2001..................      $3,934                153            4,087
       Year Ended December 31, 2002:
         Amounts accrued at acquisition date.........         239                250              489
         Payments....................................      (1,822)              (375)          (2,197)
                                                           ------             ------           ------
       Balance at December 31, 2002..................       2,351                 28            2,379
       Year Ended December 31, 2003:
         Amounts accrued at acquisition date.........         100                350              450
         Reversal to goodwill........................         (39)              (108)            (147)
         Payments....................................      (1,000)              (270)          (1,270)
                                                           ------             ------           ------
       Balance at December 31, 2003..................       1,412                 --            1,412
                                                           ------             ------           ------
       Year Ended December 31, 2004:
         Amounts accrued at acquisition date.........         180                496              676
         Payments....................................        (831)              (496)          (1,327)
                                                           ------             ------           ------
       Balance at December 31, 2004..................      $  761                 --              761
                                                           ======             ======           ======

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

         On February 6, 2004, First Bank completed its divestiture of one branch office in rural Missouri. On April 16, 2004, First Bank completed its divestiture of one branch office in southern Illinois. These branch divestitures resulted in a reduction of the deposit base of approximately $23.4 million, and a pre-tax gain of approximately $1.0 million, which is included in noninterest income.

         During the year ended December 31, 2004, First Bank opened the following four de novo branch offices:

              Branch Office Location               Date Opened
              ----------------------               -----------
                  Houston, Texas                February 9, 2004
                Wildwood, Missouri              February 20, 2004
                 McKinney, Texas                  July 19, 2004
              San Diego, California              August 16, 2004

         On June 30, 2004, First Bank completed the sale of a significant portion of the leases in its commercial leasing portfolio. The sale reduced the Company's commercial leasing portfolio by approximately $33.1 million to $9.6 million at June 30, 2004. No gain or loss was recorded on the transaction. In conjunction with the transaction, First Bank established a $2.0 million liability associated with the related recourse obligations for certain leases sold, as further discussed in Note 24 to the Consolidated Financial Statements. The commercial leasing portfolio has further declined to $5.9 million at December 31, 2004, reflecting the Company's overall business strategy to reduce its commercial leasing activities.

(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2004 and 2003 were as follows:

                                                        Maturity
                                        ---------------------------------------
                                                                                    Total       Gross
                                                                          After     Amor-     Unrealized               Weighted
                                        1 Year       1-5        5-10       10       tized   ---------------    Fair    Average
                                       or Less      Years      Years      Years     Cost     Gains  Losses     Value    Yield
                                       --------     ----       -----      -----     ----     -----  ------     -----    -----
                                                                     (dollars expressed in thousands)
 December 31, 2004:
    Carrying value:
       U.S. Treasury.................. $  9,977         --         --         --      9,977      --      (3)      9,974  2.31%
       U.S. Government sponsored
          agencies....................  165,551    486,621     12,556         --    664,728     529  (2,736)    662,521  3.11
       Mortgage-backed securities.....      244     12,435     77,558    941,140  1,031,377   3,661  (6,863)  1,028,175  4.55
       State and political
          subdivisions................    4,467     20,149     13,492      2,479     40,587     650     (10)     41,227  3.63
       Corporate debt securities......    6,218         --         --         --      6,218      26      (1)      6,243  5.40
       Equity investments ............      367         --         --     10,230     10,597     383      --      10,980  6.72
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........   28,943         --         --         --     28,943      --      --      28,943  4.98
                                       --------    -------    -------   --------  ---------  ------  ------   ---------
              Total................... $215,767    519,205    103,606    953,849  1,792,427   5,249  (9,613)  1,788,063  4.01%
                                       ========    =======    =======   ========  =========  ======  ======   =========  ====
    Fair value:
       Debt securities................ $186,472    517,273    103,989    940,406
       Equity securities..............   29,310         --         --     10,613
                                       --------    -------    -------   --------
              Total................... $215,782    517,273    103,989    951,019
                                       ========    =======    =======   ========

    Weighted average yield............     2.82%      3.28%      4.55%      4.61%
                                       ========    =======    =======   ========
 December 31, 2003:
    Carrying value:
       U.S. Government sponsored
          agencies.................... $ 50,048     81,227      1,293         --    132,568   1,288    (533)    133,323  3.13%
       Mortgage-backed securities.....      613      7,913     63,394    743,476    815,396   6,353  (3,725)    818,024  4.55
       State and political
          subdivisions................    3,749     11,293     14,280      1,924     31,246     801     (11)     32,036  3.72
       Corporate debt securities......   17,029      5,772         --         --     22,801     477      --      23,278  5.47
       Equity investments ............      449         --         --      7,457      7,906      78      --       7,984  7.83
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........   24,142         --         --         --     24,142      --      --      24,142  5.31
                                       --------    -------    -------   --------  ---------  ------  -------  ---------
              Total................... $ 96,030    106,205     78,967    752,857  1,034,059   8,997  (4,269)  1,038,787  4.41%
                                       ========    =======    =======   ========  =========  ======  ======   =========  ====
    Fair value:
       Debt securities................ $ 72,247    106,999     80,558    746,857
       Equity securities..............   24,591         --         --      7,535
                                       --------    -------    -------   --------
              Total................... $ 96,838    106,999     80,558    754,392
                                       ========    =======    =======   ========

    Weighted average yield............     4.65%      2.84%      4.51%      4.59%
                                       ========    =======    =======   ========

         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2004 and 2003 were as follows:

                                                        Maturity
                                        ----------------------------------------   Total          Gross
                                                                          After    Amort-      Unrealized                Weighted
                                         1 Year       1-5        5-10       10     tized   -----------------    Fair      Average
                                        or Less      Years       Years    Years    Cost     Gains     Losses    Value      Yield
                                        -------      -----       -----    -----    ----     -----     ------    -----      -----
                                                                     (dollars expressed in thousands)
 December 31, 2004:
    Carrying value:
       Mortgage-backed securities.....  $     --         --      7,060    10,288   17,348       96       (1)   17,443      5.01%
       State and political
         subdivisions.................       545      5,150      1,977       266    7,938      211       (6)    8,143      4.52
                                        --------    -------     ------    ------   ------    -----    -----   -------
           Total......................  $    545      5,150      9,037    10,554   25,286      307       (7)   25,586      4.86
                                        ========    =======     ======    ======   ======    =====    =====   =======      ====

    Fair value:
       Debt securities................  $    556      5,340      9,080    10,610
                                        ========    =======     ======    ======

    Weighted average yield............      4.93%      4.13%      5.22%     4.89%
                                        ========    =======     ======    ======

 December 31, 2003:
    Carrying value:
       Mortgage-backed securities.....  $     --         --         --       576      576       26       --       602      6.34%
       State and political
         subdivisions.................     3,098      2,968      4,285        --   10,351      388       --    10,739      4.93
                                        --------    -------     ------    ------   ------    -----    -----    ------
           Total......................  $  3,098      2,968      4,285       576   10,927      414       --    11,341      5.00
                                        ========    =======     ======    ======   ======    =====    =====   =======      ====

    Fair value:
       Debt securities................  $  3,150      3,142      4,447       602
                                        ========    =======     ======    ======

    Weighted average yield............      5.22%      4.46%      5.04%     6.34%
                                        ========    =======     ======    ======

         Proceeds from sales of available-for-sale investment securities were $26.3 million, $6.0 million and $55.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Gross gains of $257,100, $576,600 and $91,000 were realized on these sales during the years ended December 31, 2004, 2003 and 2002, respectively. Gross losses of $1,600 were realized on these sales during the year ended December 31, 2002. There were no gross losses realized on sales of available-for-sale investment securities in 2004 and 2003.

         In 2003, First Banks also recognized non-cash gains of $6.3 million on the partial exchange of equity securities for a 100% ownership interest in Bank of Ste. Genevieve, and a $2.3 million gain on the subsequent contribution of the remaining shares of equity securities to a charitable foundation. In addition, First Banks recognized a $431,000 impairment loss due to an other-than-temporary decline in the fair value of an equity fund investment.

         Proceeds from calls of investment securities were $63.1 million, $41.5 million and $64.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Gross gains of $11,200 were realized on these called securities during the year ended December 31, 2003. There were no gross gains realized on called securities in 2004 and 2002. Gross losses of $1,900 were realized on these called securities during the year ended December 31, 2003. There were no gross losses realized on called securities in 2004 and 2002.

         First Bank is a member of the Federal Home Loan Bank (FHLB) system and the Federal Reserve Bank (FRB) system and maintains investments in FHLB and FRB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank's capital stock and capital surplus. The investments in FHLB of Chicago stock is maintained at an amount equal to 5% of advances. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank's total assets as of December 31, 2002 plus 4.45% of advances plus 0.15% of outstanding standby letters of credit.

         Investment securities with a carrying value of approximately $731.8 million and $379.4 million at December 31, 2004 and 2003, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

         Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

                                            Less than 12 months         12 months or more                Total
                                       ---------------------------   ----------------------    -------------------------
                                             Fair       Unrealized     Fair      Unrealized        Fair      Unrealized
                                             Value        Losses       Value       Losses          Value       Losses
                                       ---------------  ----------   ---------   ----------    -----------  ------------
                                                                  (dollars expressed in thousands)
 Available for sale:
    U.S. Treasury.....................   $    9,974           (3)         --            --            9,974           (3)
    U.S. Government sponsored
       agencies.......................      480,912       (2,736)         --            --          480,912       (2,736)
    Mortgage-backed securities........      657,939       (6,863)         --            --          657,939       (6,863)
    State and political subdivisions..        1,964          (10)         --            --            1,964          (10)
    Corporate debt securities.........          510           (1)         --            --              510           (1)
                                         ----------     --------       -----        ------       ----------    ---------
             Total....................   $1,151,299       (9,613)         --            --        1,151,299       (9,613)
                                         ==========     ========       =====        ======       ==========    =========

 Held to maturity:
    Mortgage-backed securities........   $    3,161           (1)         --            --            3,161           (1)
    State and political subdivisions..          926           (6)         --            --              926           (6)
                                         ----------     --------       -----        ------       ----------    ---------
             Total....................   $    4,087           (7)         --            --            4,087           (7)
                                         ==========     ========       =====        ======       ==========    =========

         U.S. Treasury, U.S. Government sponsored agencies and mortgage-backed securities - The unrealized losses on investments in mortgage-backed securities, U.S. Treasury securities and other agency securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

         State and political subdivisions and corporate debt securities - The unrealized losses on investments in state and political subdivisions and corporate debt securities were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                                                2004         2003         2002
                                                                                ----         ----         ----
                                                                               (dollars expressed in thousands)

               Balance, beginning of year.................................   $ 116,451      99,439      97,164
               Acquired allowances for loan losses........................      33,752         757       1,366
               Other adjustments (1)(2)...................................        (479)         --          --
                                                                             ---------    --------     -------
                                                                               149,724     100,196      98,530
                                                                             ---------    --------     -------
               Loans charged-off..........................................     (50,643)    (55,773)    (70,524)
               Recoveries of loans previously charged-off.................      25,876      23,028      15,933
                                                                             ---------    --------     -------
                  Net loans charged-off...................................     (24,767)    (32,745)    (54,591)
                                                                             ---------    --------     -------
               Provision for loan losses..................................      25,750      49,000      55,500
                                                                             ---------    --------     -------
               Balance, end of year.......................................   $ 150,707     116,451      99,439
                                                                             =========    ========     =======
               ---------------
               (1)  In December 2003, First Banks established a $1.0 million specific reserve for estimated losses on a $5.3 million letter of credit that was recorded in accrued and other liabilities  in  the consolidated  balance  sheets. On  January 5, 2004, the letter of credit was fully funded as a loan and the related $1.0 million  specific  reserve  was  reclassified from accrued and other liabilities to the allowance for loan losses.
               (2)  On June 30, 2004, First Banks reclassified $1.5 million from  the allowance for loan losses to accrued and other liabilities to establish a specific reserve  associated with  the commercial leasing portfolio sale and related recourse obligations for certain leases sold.

         At December 31, 2004 and 2003, First Banks had $85.8 million and $75.4 million of impaired loans, consisting of loans on nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $4.4 million, $5.9 million and $7.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of these amounts, $716,000, $2.6 million and $2.2 million was actually recorded as interest income on such loans in 2004, 2003 and 2002, respectively. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $21.4 million and $17.7 million at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans was $77.3 million, $69.6 million and $78.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $717,000, $2.6 million and $4.6 million in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, First Banks had $28.7 million and $2.8 million, respectively, of loans past due 90 days or more and still accruing interest. A significant portion of these loans were past due as to contractual maturity and pending renewal at December 31, 2004; however, the majority of the loan payments were current and in accordance with the contractual terms of the underlying credit agreements.

         First Banks' primary market areas are the states of Missouri, Illinois, Texas and California. At December 31, 2004 and 2003, approximately 90% and 91% of the total loan portfolio, respectively, and 82% and 80% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

         Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 74% and 71% of the loan portfolio at December 31, 2004 and 2003, respectively, of which 22% and 25%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit.

         In general, First Banks is a secured lender. At December 31, 2004 and 2003, 99% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

         Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $31.0 million and $20.0 million at December 31, 2004 and 2003, respectively, as further discussed in Note 19 to the Consolidated Financial Statements.

(5)      DERIVATIVE INSTRUMENTS

         First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at December 31, 2004 and 2003 are summarized as follows:

                                                                            December 31,
                                                        ---------------------------------------------------
                                                                 2004                        2003
                                                        ------------------------  -------------------------
                                                          Notional      Credit      Notional      Credit
                                                           Amount      Exposure      Amount      Exposure
                                                           ------      --------      ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................. $  500,000      1,233      1,250,000       2,857
         Fair value hedges.............................    276,200      9,609        326,200      12,614
         Interest rate cap agreements..................         --         --        450,000          --
         Interest rate lock commitments................      5,400         --         15,500          --
         Forward commitments to sell
           mortgage-backed securities..................     34,000         --         58,500          --
                                                        ==========     ======     ==========     =======

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of these instruments. The credit exposure represents the loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

         During 2004, 2003 and 2002, First Banks realized net interest income on derivative financial instruments of $50.1 million, $64.6 million and $53.0 million, respectively. In addition, First Banks recorded a net loss on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $1.5 million for the year ended December 31, 2004, in comparison to net gains of $496,000 and $2.2 million for the years ended December 31, 2003 and 2002, respectively.

         Cash Flow Hedges. First Banks entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

         >> During September 2000, March 2001, April 2001, March 2002 and July 2003, First Banks entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively. The underlying hedged assets are certain loans within the commercial loan portfolio. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. In November 2001, First Banks terminated $75.0 million notional amount of the swap agreements entered into in April 2001, which would have expired in April 2006, in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. The $150.0 million notional amount swap agreement that was entered into in March 2002 matured on March 14, 2004 and the $600.0 million notional amount swap agreements that were entered into in September 2000 matured on September 20, 2004. The amount receivable under the swap agreements was $2.7 million and $3.9 million at December 31, 2004 and 2003, respectively, and the amount payable under the swap agreements was $1.4 million and $1.1 million at December 31, 2004 and 2003, respectively.

         On October 1, 2004, First Banks implemented the guidance required by the FASB's Derivatives Implementation Group on SFAS No. 133 Implementation Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, (DIG issue G25) and de-designated all of the specific pre-existing cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25. Consequently, the $4.1 million net gain associated with the de-designated cash flow hedging relationships at September 30, 2004, is being amortized to interest income over the remaining lives of the respective hedging relationships, which ranged from approximately six months to three years at the date of implementation. The Company elected to prospectively re-designate new cash flow hedging relationships based upon minor revisions to the underlying hedged items as required by the guidance in DIG Issue G25. The implementation of DIG Issue G25 did not and is not expected to have a material impact on the consolidated financial statements, results of operations or First Banks' interest rate risk management program.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as cash flow hedges as of December 31, 2004 and 2003 were as follows:

                                                        Notional       Interest Rate     Interest Rate       Fair
                  Maturity Date                          Amount            Paid            Received          Value
                  -------------                          ------            ----            --------          -----
                                                                       (dollars expressed in thousands)

         December 31, 2004:
             March 21, 2005........................   $  200,000            2.43%             5.24%        $  1,155
             April 2, 2006.........................      100,000            2.43              5.45            2,678
             July 31, 2007.........................      200,000            2.40              3.08           (2,335)
                                                      ----------                                           --------
                                                      $  500,000            2.42              4.42         $  1,498
                                                      ==========           =====             =====         ========

         December 31, 2003:
             March 14, 2004........................   $  150,000            1.20%             3.93%        $    879
             September 20, 2004....................      600,000            1.30              6.78           23,250
             March 21, 2005........................      200,000            1.18              5.24            8,704
             April 2, 2006.........................      100,000            1.18              5.45            6,881
             July 31, 2007.........................      200,000            1.15              3.08              501
                                                      ----------                                           --------
                                                      $1,250,000            1.24              5.49         $ 40,215
                                                      ==========           =====             =====         ========

         Fair Value Hedges. First Banks entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, First Banks entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of First Banks' other time deposits. The terms of the swap agreements provide for First Banks to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable under the swap agreements was $3.9 million and $5.2 million at December 31, 2004 and 2003, respectively, and the amount payable under the swap agreements was $695,000 and $537,000 at December 31, 2004 and 2003, respectively. During September 2003, First Banks discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements entered into in January 2001 due to the loss of the highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. The related $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately three months. In addition, the effect of the loss of the highly correlated hedge position on the swap agreements resulted in the recognition of a net loss of $291,000, which is included in noninterest income. The $50.0 million notional swap agreement matured on January 9, 2004. As further discussed in Note 25 to the Consolidated Financial Statements, First Banks terminated the remaining $150.0 million notional swap agreements, effective February 25, 2005.

         >> During May 2002, First Banks entered into $55.2 million notional amount of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. The underlying hedged liabilities are a portion of First Banks' subordinated debentures. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. There were no amounts receivable or payable under the swap agreements at December 31, 2004 and 2003.

         >> During June 2002, First Banks entered into $86.3 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.75% and 1.97%, respectively. The underlying hedged liabilities were a portion of First Banks' subordinated debentures. The $86.3 million notional amount interest rate swap agreement was called by its counterparty in November 2002 resulting in final settlement of this interest rate swap agreement in December 2002. The $46.0 million notional amount interest rate swap agreement was called by its counterparty on May 21, 2003, resulting in final settlement of this interest rate swap agreement on June 30, 2003. There was no gain or loss recorded as a result of these transactions.

         >> During March 2003 and April 2003, First Banks entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of First Banks' subordinated debentures. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. There were no amounts receivable or payable under the swap agreements at December 31, 2004 or 2003.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as fair value hedges as of December 31, 2004 and 2003 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                  Maturity Date                            Amount          Paid            Received         Value
                  -------------                            ------          ----            --------         -----
                                                                       (dollars expressed in thousands)

         December 31, 2004:
             January 9, 2006 (1)......................    $150,000          2.06%             5.51%       $  3,610
             December 31, 2031........................      55,200          4.27              9.00           2,171
             March 20, 2033...........................      25,000          4.52              8.10            (929)
             June 30, 2033............................      46,000          4.55              8.15          (1,689)
                                                          --------                                        --------
                                                          $276,200          3.14              6.88        $  3,163
                                                          ========         =====             =====        ========
         December 31, 2003:
             January 9, 2004 (2)......................    $ 50,000          1.15%             5.37%       $     --
             January 9, 2006..........................     150,000          1.15              5.51           9,932
             December 31, 2031........................      55,200          3.44              9.00           2,499
             March 20, 2033...........................      25,000          3.69              8.10          (1,270)
             June 30, 2033............................      46,000          3.72              8.15          (2,008)
                                                          --------                                        --------
                                                          $326,200          2.10              6.65        $  9,153
                                                          ========         =====             =====        ========
                  ----------------------
(1)      The interest  rate swap  agreements  were  terminated  effective  February 25,  2005,  as further  discussed in
         Note 25 to the Consolidated Financial Statements.
(2)      Hedge accounting treatment was discontinued in September 2003 as further discussed above.

         Interest Rate Cap Agreements. In conjunction with the interest rate swap agreements designated as cash flow hedges that matured in September 2004, First Banks also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements matured on September 20, 2004. The interest rate cap agreements provided for First Banks to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% if the three-month London Interbank Offering Rate would have exceeded the strike price. The carrying value of these interest rate cap agreements included in derivative instruments in the consolidated balance sheet at December 31, 2003 was zero.

         During 2003 and 2004, First Banks entered into five term reverse repurchase agreements under master repurchase agreements with unaffiliated third parties, as further discussed in Note 10 to the Consolidated Financial Statements. The term reverse repurchase agreements were entered into with the objective of stabilizing net interest income over time and further protecting net interest margin against changes in interest rates. The interest rate cap agreements included within the term reverse repurchase agreements represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term reverse repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term reverse repurchase agreements are reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of income.

         The maturity dates, par amounts, interest rate paid and interest rate spread on First Banks' term reverse repurchase agreements as of December 31, 2004 and 2003 were as follows:

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

         December 31, 2004:
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

         Pledged Collateral. At December 31, 2004 and 2003, First Banks had a $5.0 million letter of credit issued on its behalf to the counterparty and had pledged investment securities available for sale with a fair value of $527,000 and $229,000, respectively, in connection with the interest rate swap agreements. In addition, at December 31, 2003, First Banks had pledged cash of $700,000 as collateral in connection with its interest rate swap agreements. At December 31, 2004 and 2003, First Banks had accepted, as collateral in connection with the interest rate swap agreements, cash of $6.0 million and $51.3 million, respectively.

         Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward commitments to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in derivative instruments in the consolidated balance sheets was $20,000 and ($77,000) at December 31, 2004 and 2003, respectively.

(6)      SERVICING RIGHTS

         Mortgage Banking Activities. At December 31, 2004 and 2003, First Banks serviced mortgage loans for others amounting to $1.06 billion and $1.22 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $4.4 million and $4.7 million at December 31, 2004 and 2003, respectively.

         Changes in mortgage servicing rights, net of amortization, for the years ended December 31, 2004 and 2003 were as follows:


                                                                                           2004         2003
                                                                                           ----         ----
                                                                                  (dollars expressed in thousands)

              Balance, beginning of year...........................................    $  15,408       14,882
              Servicing rights acquired during the period..........................          155           --
              Originated mortgage servicing rights.................................        1,221        8,062
              Amortization.........................................................       (6,542)      (7,536)
              Impairment valuation allowance.......................................           --         (800)
              Reversal of impairment valuation allowance...........................           --          800
                                                                                       ---------      -------
              Balance, end of year.................................................    $  10,242       15,408
                                                                                       =========      =======

         The fair value of mortgage servicing rights was $14.6 million and $18.3 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the excess of the fair value of mortgage servicing rights over the carrying value was $4.4 million and $2.9 million, respectively. The predominant risk characteristics of the underlying mortgage loans used to stratify mortgage servicing rights for purposes of measuring impairment include size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. During 2003, First Banks recognized impairment of $800,000 through a valuation allowance associated with a decline in the fair value of an individual mortgage servicing rights stratum below its carrying value, net of the valuation allowance. Subsequently, First Banks reversed the $800,000 impairment valuation allowance based upon an increase in the fair value of the mortgage servicing rights stratum above the carrying value, net of the valuation allowance. First Banks did not incur any impairment of mortgage servicing rights during the years ended December 31, 2004 and 2002.

         Amortization of mortgage servicing rights at December 31, 2004 has been estimated in the following table:

                                                              (dollars expressed
                                                                 in thousands)
           Year ending December 31:
              2005..............................................  $  3,922
              2006..............................................     3,335
              2007..............................................     2,015
              2008..............................................       743
              2009..............................................       227
                                                                  --------
                  Total.........................................  $ 10,242
                                                                  ========

         Other Servicing Activities. At December 31, 2004, First Banks serviced SBA loans for others amounting to $174.7 million. Changes in SBA servicing rights, net of amortization, for the year ended December 31, 2004 were as follows:

                                                              (dollars expressed
                                                                 in thousands)

           Balance, beginning of year..........................   $     --
           Servicing rights acquired during the year...........     13,983
           Originated servicing rights.........................        373
           Amortization .......................................       (884)
           Impairment valuation allowance......................       (459)
                                                                  --------
           Balance, end of year................................   $ 13,013
                                                                  ========

         The fair value of SBA servicing assets was $13.0 million at December 31, 2004. The predominant risk characteristics of the underlying SBA loans used to stratify SBA servicing rights for purposes of measuring impairment include size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds.

         Amortization of SBA servicing rights at December 31, 2004 has been estimated in the following table:

                                                (dollars expressed in thousands)

          Year ending December 31:
              2005.......................................   $  2,288
              2006.......................................      1,923
              2007.......................................      1,614
              2008.......................................      1,350
              2009.......................................      1,127
              Thereafter.................................      4,711
                                                            --------
                   Total.................................   $ 13,013
                                                            ========

(7)      BANK PREMISES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION

         Bank premises and equipment were comprised of the following at December
31, 2004 and 2003:


                                                                                          2004          2003
                                                                                          ----          ----
                                                                                  (dollars expressed in thousands)

              Land.................................................................   $  29,566        22,901
              Buildings and improvements...........................................     114,447       103,053
              Furniture, fixtures and equipment....................................     109,756       109,403
              Leasehold improvements...............................................      24,348        24,194
              Construction in progress.............................................       4,074         4,056
                                                                                      ---------     ---------
                  Total............................................................     282,191       263,607
              Less accumulated depreciation and amortization.......................     137,705       126,868
                                                                                      ---------     ---------
                  Bank premises and equipment, net.................................   $ 144,486       136,739
                                                                                      =========     =========

         Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 totaled $18.6 million, $20.1 million and $18.9 million, respectively.

         First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $13.2 million, $14.1 million and $13.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                                 (dollars expressed in thousands)
              Year ending December 31:
                  2005...................................................................   $ 10,024
                  2006...................................................................      8,610
                  2007...................................................................      6,857
                  2008...................................................................      6,129
                  2009...................................................................      4,573
                  Thereafter.............................................................     18,395
                                                                                            --------
                      Total future minimum lease payments................................   $ 54,588
                                                                                            ========

         First Banks also leases to unrelated parties a portion of its banking facilities. Total rental income was $5.8 million, $6.1 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.


(8)      INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at December 31, 2004 and 2003:


                                                            2004                           2003
                                                ----------------------------  ----------------------------
                                                  Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  32,823         (7,003)        17,391           (4,233)
         Goodwill associated with
           purchases of branch offices.........      2,210         (1,003)         2,210             (861)
                                                 ---------        -------       --------          -------
              Total............................  $  35,033         (8,006)        19,601           (5,094)
                                                 =========        =======       ========          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 155,642                       144,199
                                                 =========                      ========

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $2.9 million, $2.5 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the remaining estimated life of the amortization period for goodwill associated with purchases of branch offices and core deposit intangibles was 10 years and 6 years, respectively. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch office purchases, has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                           (dollars expressed in thousands)

            Year ending December 31:
                 2005...............................  $   4,836
                 2006...............................      4,836
                 2007...............................      4,836
                 2008...............................      4,836
                 2009...............................      2,933
                 Thereafter.........................      4,750
                                                      ---------
                           Total....................  $  27,027
                                                      =========

         Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 were as follows:

                                                                              2004             2003
                                                                              ----             ----
                                                                        (dollars expressed in thousands)

         Balance, beginning of year....................................   $ 145,548          140,112
         Goodwill acquired during the year.............................      11,665            1,026
         Acquisition-related adjustments...............................        (222)           4,553
         Amortization - purchases of branch offices....................        (142)            (143)
                                                                          ---------          -------
         Balance, end of year..........................................   $ 156,849          145,548
                                                                          =========          =======

(9)      MATURITIES OF TIME DEPOSITS

         A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2004 is as follows:

                                                                   Time deposits of    Other time
                                                                   $100,000 or more     deposits        Total
                                                                   ----------------     --------        -----
                                                                          (dollars expressed in thousands)

         Year ending December 31:
               2005...............................................     $ 510,686       1,251,280      1,761,966
               2006...............................................       155,244         463,929        619,173
               2007...............................................        76,013         160,664        236,677
               2008...............................................        28,973          83,194        112,167
               2009...............................................        11,905          44,978         56,883
               Thereafter.........................................        24,399          20,910         45,309
                                                                       ---------       ---------      ---------
                  Total...........................................     $ 807,220       2,024,955      2,832,175
                                                                       =========       =========      =========

(10)     OTHER  BORROWINGS

         Other borrowings were comprised of the following at December 31, 2004 and 2003:

                                                                                          2004         2003
                                                                                          ----         ----
                                                                                  (dollars expressed in thousands)

              Securities sold under agreements to repurchase:
                Daily..............................................................    $ 209,106     166,479
                Term...............................................................      350,000     100,000
              FHLB advances........................................................       35,644       7,000
                                                                                       ---------    --------
                  Total other borrowings...........................................    $ 594,750     273,479
                                                                                       =========    ========

         The average balance of other borrowings was $486.0 million and $219.3 million, respectively, and the maximum month-end balance of other borrowings was $605.6 million and $294.1 million, respectively, for the years ended December 31, 2004 and 2003. The average rates paid on other borrowings during the years ended December 31, 2004, 2003 and 2002 were 1.26%, 1.02% and 1.78%, respectively. Interest expense on securities sold under agreements to repurchase was $5.4 million, $1.6 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense on FHLB advances was $716,000, $535,000 and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The assets underlying the daily securities sold under agreements to repurchase and the FHLB advances are held by First Banks. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities. The assets underlying the term securities sold under agreements to repurchase are held by other financial institutions under safekeeping agreements. The interest rate cap agreements included within the term reverse repurchase agreements represent embedded derivative instruments, as further discussed in Note 5 to the Consolidated Financial Statements.

         In conjunction with First Banks' interest rate risk management program, First Banks entered into the following term reverse repurchase agreements with the objective of stabilizing net interest income over time, as further discussed in Note 5 to the Consolidated Financial Statements:

         >> On July 30, 2003, First Banks entered into a $50.0 million four-year reverse repurchase agreement under a master repurchase agreement. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate reset in arrears minus 0.68% plus a floating amount equal to the differential between the three-month London Interbank Offering Rate reset in arrears and the strike price of 3.50%, if the three-month London Interbank Offering Rate reset in arrears exceeds 3.50%. The underlying securities associated with the reverse repurchase agreement are mortgage-backed securities and are held by other financial institutions under safekeeping agreements.

         >> On August 13, 2003, First Banks entered into a $50.0 million three-year reverse repurchase agreement under a master repurchase agreement. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate reset in arrears minus 0.565% plus a floating amount equal to the differential between the three-month London Interbank Offering Rate reset in arrears and the strike price of 3.00%, if the three-month London Interbank Offering Rate reset in arrears exceeds 3.00%. The underlying securities associated with the reverse repurchase agreement are mortgage-backed securities and are held by other financial institutions under safekeeping agreements.

          >> Effective January 12, 2004, First Banks consummated a $150.0 million three-year reverse repurchase agreement under a master repurchase agreement with a single unaffiliated third party. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate reset in arrears minus 0.8350% plus a floating amount equal to the differential between the three-month London Interbank Offering Rate reset in arrears and the strike price of 3.50%, if the three-month London Interbank Offering Rate reset in arrears exceeds 3.50%. The underlying securities associated with the reverse repurchase agreement are callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. In conjunction with this transaction, First Banks purchased $150.0 million of callable U.S. Government agency securities.

          >> Effective June 14, 2004, First Banks consummated two $50.0 million three-year reverse repurchase agreements under a master repurchase agreement with a single unaffiliated third party. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate reset in arrears minus 0.60% and 0.61%, respectively, plus a floating amount equal to the differential between the three-month London Interbank Offering Rate reset in arrears and the strike price of 5.00%, if the three-month London Interbank Offering Rate reset in arrears exceeds 5.00%. The underlying securities associated with the reverse repurchase agreements are callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. In conjunction with these transactions, First Banks purchased $100.0 million of callable U.S. Government agency securities.

(11)     NOTE PAYABLE

         On August 12, 2004, First Banks entered into a First Amendment to Secured Credit Agreement that amended its Secured Credit Agreement dated August 14, 2003 with a group of unaffiliated financial institutions (collectively, the Credit Agreement). The material changes in the Credit Agreement were amendments to the termination date and an increase in the revolving credit line and letter of credit facility. The Credit Agreement provides a $75.0 million revolving credit line and a $25.0 million letter of credit facility. Interest is payable on outstanding loan balances at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the revolving credit line are accruing at the prime rate, interest is paid monthly. If the loan balances outstanding under the revolving credit line are accruing at the London Interbank Offering Rate, interest is payable based on the one, two, three or six-month London Interbank Offering Rate, as selected by First Banks. Amounts may be borrowed under the Credit Agreement until August 11, 2005, at which time the principal and interest outstanding are due and payable.

         The Credit Agreement requires First Banks to comply with various covenants, including maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 2004 and 2003, First Banks and First Bank were in compliance with all restrictions and requirements of the Credit Agreement.

         Loans under the Credit Agreement are secured by First Banks' ownership interest in the capital stock of its subsidiaries. Under the Credit Agreement, there were outstanding borrowings of $15.0 million and $17.0 million at December 31, 2004 and 2003, respectively. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the Credit Agreement were $6.3 million and $5.4 million at December 31, 2004 and 2003, respectively, and had not been drawn on by the counterparties. The interest rate for borrowings under the
Credit Agreement was 3.44% and 2.19% at December 31, 2004 and 2003, respectively, and was based on the applicable London Interbank Offering Rate plus a margin of 87.5 basis points and 100.0 basis points, respectively.

         The average balance and maximum month-end balance of borrowings outstanding under the Credit Agreement during the years ended December 31, 2004 and 2003 were as follows:

                                                      2004          2003
                                                      ----          ----
                                                (dollars expressed in thousands)

   Average balance................................  $  3,657       15,418
   Maximum month-end balance......................    15,000       34,500
                                                    ========      =======

         The average rates paid on the outstanding borrowings during the years ended December 31, 2004, 2003 and 2002 were 13.84%, 5.09% and 5.75%, respectively. Interest expense recognized on borrowings under the Credit Agreement includes commitment, arrangement and renewal fees. During 2004, the average rate paid on the outstanding borrowings reflects an increased level of commitment, arrangement and renewal fees on a much smaller base of borrowings outstanding during the year, thereby causing the average rate paid to be significantly higher than in 2003 and 2002.


(12)     SUBORDINATED DEBENTURES

         In February 1997, First Preferred Capital Trust (First Preferred I), a newly formed Delaware business trust, issued 3.45 million shares of 9.25% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owned all of First Preferred I's common securities. The gross proceeds of the offering were used by First Preferred I to purchase $88.9 million of 9.25% subordinated debentures from First Banks, maturing on March 31, 2027. The maturity date could have been shortened, at the option of First Banks, to a date not earlier than March 31, 2002 or extended to a date not later than March 31, 2046 if certain conditions were met. The subordinated debentures were the sole asset of First Preferred I. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constituted a full and unconditional guarantee by First Banks of the obligations of First Preferred I under the First Preferred I preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred I, net of underwriting fees and offering expenses, were $85.8 million. On May 5, 2003, First Banks redeemed in full the $88.9 million of subordinated debentures. The funds necessary for the redemption were provided by the net proceeds from the issuance of additional subordinated debentures to First Bank Statutory Trust and First Preferred Capital Trust IV of $25.3 million and $45.6 million, respectively, as further discussed below, and approximately $18.0 million of available cash reserves. First Banks' distributions on the subordinated debentures, which were payable quarterly in arrears, were $2.9 million and $8.2 million for the years ended December 31, 2003 and 2002, respectively.

         In July 1998, First America Capital Trust (FACT), a newly formed Delaware business trust, issued 1.84 million shares of 8.50% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owned all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% subordinated debentures from First Banks, maturing on June 30, 2028. The maturity date could have been shortened, at the option of First Banks, to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions were met. The subordinated debentures were the sole asset of FACT. In connection with the issuance of the FACT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constituted a full and unconditional guarantee by First Banks of the obligations of FACT under the FACT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FACT, net of underwriting fees and offering expenses, were $45.4 million. On June 30, 2003, First Banks redeemed in full the $47.4 million of subordinated debentures. The funds necessary for the redemption were provided from available cash reserves of $12.9 million and an advance of $34.5 million on First Banks' note payable. First Banks' distributions on the subordinated debentures, which were payable quarterly in arrears, were $2.0 million and $4.0 million for the years ended December 31, 2003 and 2002, respectively.

         In October 2000, First Preferred Capital Trust II (First Preferred II), a newly formed Delaware business trust, issued 2.3 million shares of 10.24% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 71,135 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred II's common securities. The gross proceeds of the offering were used by First Preferred II to purchase $59.3 million of 10.24% subordinated debentures from First Banks, maturing on September 30, 2030. The maturity date may be shortened, at the option of First Banks, to a date not earlier than September 30, 2005, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred II. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred II under the First Preferred II preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred II, net of underwriting fees and offering expenses, were $56.9 million. First Banks' distributions on the subordinated debentures issued to First Preferred II, which are payable quarterly in arrears, were $6.1 million for the years ended December 31, 2004, 2003 and 2002.

         In November 2001,  First Preferred  Capital Trust III (First  Preferred
III), a newly formed Delaware business trust, issued 2.2 million shares of 9.00% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 68,290 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred III's common securities. The gross proceeds of the offering were used by First Preferred III to purchase $56.9 million of 9.00% subordinated debentures from First Banks, maturing on September 30, 2031. The maturity date may be shortened, at the option of First Banks, to a date not earlier than September 30, 2006, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred III. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred III under the First Preferred III preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred III, net of underwriting fees and offering expenses, were $54.6 million. First Banks' distributions on the subordinated debentures issued to First Preferred III, which are payable quarterly in arrears, were $5.1 million for the years ended December 2004, 2003 and 2002.

         In April 2002, First Bank Capital Trust (FBCT), a newly formed Delaware business trust, issued 25,000 shares of variable rate cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBCT. The gross proceeds of the offering were used by FBCT to purchase $25.8 million of variable rate subordinated debentures from First Banks, maturing on April 22, 2032. The maturity date of the subordinated debentures may be shortened, at the option of First Banks to a date not earlier than April 22, 2007, if certain conditions are met. The subordinated debentures are the sole asset of FBCT. In connection with the issuance of the FBCT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBCT under the FBCT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBCT, net of offering expenses, were $25.0 million. The distribution rate on the FBCT securities is equivalent to the six-month London Interbank Offering Rate plus
387.5 basis points, and is payable semi-annually in arrears on April 22 and October 22. First Banks' distributions on the subordinated debentures issued to FBCT were $1.4 million for the years ended December 31, 2004 and 2003 and $1.1 million for the year ended December 31, 2002.

         In March 2003, First Bank Statutory Trust (FBST), a newly formed Connecticut statutory trust, issued 25,000 shares of 8.10% cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST. The gross proceeds of the offering were used by FBST to purchase $25.8 million of 8.10% subordinated debentures from First Banks, maturing on March 20, 2033. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than March 20, 2008, if certain conditions are met. The subordinated debentures are the sole asset of FBST. In connection with the issuance of the FBST preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST under the FBST preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBST, net of offering expenses, were $25.3 million. First Banks' distributions on the subordinated debentures issued to FBST, which are payable quarterly in arrears, were $2.1 million and $1.7 million for the years ended December 31, 2004 and 2003, respectively.

         In April 2003, First Preferred Capital Trust IV (First Preferred IV), a newly formed Delaware business trust, issued 1.84 million shares of 8.15% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred IV's common securities. The gross proceeds of the offering were used by First Preferred IV to purchase approximately $47.4 million of 8.15% subordinated debentures from First Banks, maturing on June 30, 2033. The maturity date may be shortened, at the option of First Banks, to a date not earlier than June 30, 2008, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred IV. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred IV under the First Preferred IV preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred IV, net of underwriting fees and offering expenses, were approximately $45.6 million. First Banks' distributions on the subordinated debentures issued to First Preferred IV, which are payable quarterly in arrears, were $3.9 million and $2.9 million for the years ended December 31, 2004 and 2003, respectively.

         On September 20, 2004, First Bank Statutory Trust II (FBST II), a newly formed Delaware statutory trust, issued 20,000 shares of variable rate trust preferred securities at $1,000 per share in a private placement, and issued 619 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST II. The gross proceeds of the offering were used by FBST II to purchase $20.6 million of variable rate subordinated debentures from First Banks, maturing on September 20, 2034. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than September 20, 2009, if certain conditions are met. The subordinated debentures are the sole asset of FBST II. In connection with the issuance of the FBST II preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST II under the FBST II preferred securities. Proceeds from the issuance of the subordinated debentures to FBST II, net of offering expenses, were $20.6 million. The distribution rate on the FBST II securities is equivalent to the three-month London Interbank Offering Rate plus 205.0 basis points. First Banks'
distributions on the subordinated debentures issued to FBST II, which are payable quarterly in arrears beginning on December 20, 2004, were $236,000 for the year ended December 31, 2004.

         On November 23, 2004, First Bank Statutory Trust III (FBST III), a newly formed Delaware statutory trust, issued 40,000 shares of variable rate trust preferred securities at $1,000 per share in a private placement, and issued 1,238 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST III. The gross proceeds of the offering were used by FBST III to purchase $41.2 million of variable rate subordinated debentures from First Banks, maturing on December 15, 2034. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than December 15, 2009, if certain conditions are met. The subordinated debentures are the sole asset of FBST III. In connection with the issuance of the FBST III preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST III under the FBST III preferred securities. Proceeds from the issuance of the subordinated debentures to FBST III, net of offering expenses, were $41.2 million. The distribution rate on the FBST III securities is equivalent to the three-month London Interbank Offering Rate plus 218.0 basis points. First Banks' distributions on the subordinated debentures issued to FBST III, which are payable quarterly in arrears beginning on March 15, 2005, were $203,000 for the year ended December 31, 2004.

         The distributions payable on all of First Banks' subordinated debentures are included in interest expense in the consolidated statements of income. Deferred issuance costs associated with First Banks' subordinated debentures are amortized on a straight-line basis.

         The subordinated debentures were issued to First Banks in conjunction with the formation of various financing entities and the issuance of trust preferred securities by the financing entities. First Banks has seven issues of trust preferred securities as of December 31, 2004. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks' capital base.

(13)     INCOME TAXES

         Provision for income taxes attributable to income from continuing operations for the years ended December 31, 2004, 2003 and 2002 consists of:

                                                                                   2004        2003      2002
                                                                                   ----        ----      ----
                                                                                (dollars expressed in thousands)
              Current provision for taxes:
                  Federal....................................................     $36,578     40,194    15,210
                  State......................................................       9,507     12,717     3,510
                                                                                  -------    -------    ------
                                                                                   46,085     52,911    18,720
                                                                                  -------    -------    ------
              Deferred provision for taxes:
                  Federal....................................................         236    (12,463)    4,020
                  State......................................................        (983)    (4,493)       31
                                                                                  -------    -------    ------
                                                                                     (747)   (16,956)    4,051
                                                                                  -------    -------    ------
                      Total..................................................     $45,338     35,955    22,771
                                                                                  =======    =======    ======

         The effective rates of federal income taxes for the years ended December 31, 2004, 2003 and 2002 differ from the federal statutory rates of taxation as follows:

                                                                              Years Ended December 31,
                                                            -----------------------------------------------------------
                                                                   2004                 2003                2002
                                                            -----------------     ----------------   ------------------
                                                             Amount   Percent     Amount   Percent    Amount    Percent
                                                             ------   -------     ------   -------    ------    -------
                                                                         (dollars expressed in thousands)

         Income before provision for income taxes and
           minority interest in income of subsidiary....    $ 128,246            $98,766              $ 69,369
                                                            =========            =======              ========
         Provision for income taxes calculated
           at federal statutory income tax rates........    $  44,886   35.0%    $34,568     35.0%    $ 24,279    35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment................         (791)  (0.6)       (911)    (0.9)        (972)   (1.4)
           State income taxes...........................        5,541    4.3       5,346      5.4        2,302     3.3
           Reduction in prior year contingency reserve..       (2,825)  (2.2)         --       --           --      --
           Bank owned life insurance, net of premium....       (1,670)  (1.3)     (1,762)    (1.8)      (1,957)   (2.8)
           Other, net...................................          197    0.2      (1,286)    (1.3)        (881)   (1.3)
                                                            ---------  -----     -------   ------     --------   -----
                 Provision for income taxes.............    $  45,338   35.4%    $35,955     36.4%    $ 22,771    32.8%
                                                            =========  =====     =======   ======     ========   =====

         The $2.8 million reduction in the prior year contingency reserve is a result of First Banks' participation in the state of California's voluntary compliance initiative program. Consequently, First Banks amended several state tax returns to report certain transactions the California Franchise Tax Board might have challenged. Voluntary participation in this program removed the possible assessment of certain tax penalties associated with these transactions.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

                                                                                           December 31,
                                                                                           ------------
                                                                                        2004         2003
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)

              Deferred tax assets:
                  Net operating loss carryforwards................................    $ 38,786      30,702
                  Deferred built-in loss carryforward.............................       8,988          --
                  Allowance for loan losses.......................................      62,242      49,680
                  Alternative minimum tax credits.................................       2,667       2,667
                  Quasi-reorganization adjustment of bank premises................       1,231       1,076
                  Interest on nonaccrual loans....................................       4,346       2,649
                  Servicing rights................................................       8,366       6,250
                  Deferred compensation...........................................       4,541       2,977
                  Other real estate...............................................         436          24
                  Net fair value adjustment for available-for-sale
                    investment securities.........................................       1,527          --
                  Operating leases................................................       2,606          --
                  Partnership investments.........................................       1,244          --
                  State taxes.....................................................       1,996       5,018
                  Other...........................................................       6,188       1,801
                                                                                      --------    --------
                      Gross deferred tax assets...................................     145,164     102,844
                                                                                      --------    --------
                  Valuation allowance.............................................     (17,767)         --
                                                                                      --------    --------
                      Deferred tax assets, net of valuation allowance.............     127,397     102,844
                                                                                      --------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................      11,567       9,399
                  Net fair value adjustment for available-for-sale
                    investment securities.........................................          --       1,655
                  Net fair value adjustment for derivative instruments............         524      14,075
                  Unrealized gains on investment securities.......................       3,386       3,156
                  Operating leases................................................          --       1,812
                  Core deposit intangibles........................................       7,859       4,328
                  Discount on loans...............................................       4,412       1,377
                  Equity investments..............................................       6,415       5,405
                  FHLB stock dividends............................................         555         181
                  Other...........................................................          94         295
                                                                                      --------    --------
                      Deferred tax liabilities....................................      34,812      41,683
                                                                                      --------    --------
                      Net deferred tax assets.....................................    $ 92,585      61,161
                                                                                      ========    ========

         The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax assets of $92.6 million at December 31, 2004.

         There were no changes in the deferred tax asset valuation allowance for the years ended December 31, 2003 and 2002. Changes in the deferred tax asset valuation allowance for the year ended December 31, 2004 were as follows:

                                                                                    (dollars expressed in thousands)

              Balance, beginning of year.........................................               $     --
              Purchase acquisitions..............................................                 17,767
                                                                                                --------
              Balance, end of year...............................................               $ 17,767
                                                                                                ========

         Upon completion of the acquisition of CIB Bank, the net deferred tax assets associated with the acquisition were evaluated to determine whether it is more likely than not that the net deferred tax assets will be recognized in the future. The ability to utilize the net deferred tax assets recorded in connection with the acquisition is subject to a number of limitations. Among these limitations is the restriction that any built-in loss (the fair value was less than tax basis) that existed at the date of acquisition, if realized within the first five years subsequent to the date of acquisition, will be disallowed and must be carried forward and subjected to rules similar to the rules for carrying forward net operating losses. Based upon these factors, management determined that a valuation allowance should be established for CIB Bank in the amount of $17.8 million. Subsequent reductions in the valuation allowance will be credited to intangible assets associated with the purchase of subsidiaries.

         At December 31, 2004 and 2003, the accumulation of prior years' earnings representing tax bad debt deductions was approximately $30.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Banks would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

         At December 31, 2004 and 2003, for federal income taxes purposes, First Banks had net operating loss carryforwards of approximately $110.8 million and $87.7 million, respectively. At December 31, 2004, the net operating loss carryforwards for First Banks expire as follows:

                                                                        (dollars expressed in thousands)

                       Year ending December 31:
                           2005.................................................   $   4,442
                           2006.................................................       2,343
                           2007.................................................       4,391
                           2008.................................................      26,730
                           2009 - 2024..........................................      72,912
                                                                                   ---------
                               Total............................................   $ 110,818
                                                                                   =========

         During 2004, First Banks recognized built-in losses associated with the acquisition of CIB Bank. A portion of the recognized built-in losses was disallowed for 2004 and is required to be carried forward subject to rules similar to the rules for carrying forward net operating losses. Utilization of the recognized built-in losses is allowed subsequent to the utilization of any net operating loss carryforwards associated with the acquisition of CIB Bank. Consequently, at December 31, 2004, First Banks had deferred built-in loss carryforwards of approximately $21.4 million. Utilization of the deferred built-in loss carryforwards is allowed beginning in the year 2016 and such losses will expire as follows:

                                                                        (dollars expressed in thousands)

                       Year ending December 31:
                           2005.................................................   $      --
                           2006.................................................          --
                           2007.................................................          --
                           2008.................................................          --
                           2009 - 2024..........................................      21,400
                                                                                   ---------
                               Total............................................   $  21,400
                                                                                   =========


(14)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share computations for the years indicated:

                                                                                                         Per Share
                                                                               Income        Shares        Amount
                                                                               ------        ------        ------
                                                                     (dollars in thousands, except share and per share data)

     Year ended December 31, 2004:
         Basic EPS - income available to common stockholders.............    $  82,123       23,661      $3,470.80
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          565         (49.22)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders...........    $  82,892       24,226      $3,421.58
                                                                             =========      =======      =========

     Year ended December 31, 2003:
         Basic EPS - income available to common stockholders.............    $  62,025       23,661      $2,621.39
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          600         (33.08)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders...........    $  62,794       24,261      $2,588.31
                                                                             =========      =======      =========

     Year ended December 31, 2002:
         Basic EPS - income available to common stockholders.............    $  44,381       23,661      $1,875.69
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          696         (22.05)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders...........    $  45,150       24,357      $1,853.64
                                                                             =========      =======      =========

(15)     CREDIT COMMITMENTS

         First Banks is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully discussed in Note 5 to the Consolidated
Financial Statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward commitments to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance sheet items.

         Commitments to extend fixed and variable rate credit and commercial and standby letters of credit at December 31, 2004 and 2003 were as follows:

                                                                                              December 31,
                                                                                    -------------------------------
                                                                                            2004         2003
                                                                                            ----         ----
                                                                                    (dollars expressed in thousands)

              Commitments to extend credit..........................................   $ 2,311,529    2,269,311
              Commercial and standby letters of credit..............................       180,785      187,789
                                                                                       -----------   ----------
                                                                                       $ 2,492,314    2,457,100
                                                                                       ===========   ==========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The standby letters of credit at December 31, 2004 expire within 12 years. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. In the event of nonperformance, First Banks may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

         Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2003, First Banks had a $1.0 million specific reserve for estimated losses on a $5.3 million letter of credit that was subsequently funded as a loan in early January 2004, as discussed in Note 4 to the Consolidated Financial Statements.

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments is management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including the mortgage banking operation, deferred income tax assets, bank premises and equipment and intangible assets associated with the purchase of subsidiaries. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

         The estimated fair value of First Banks' financial instruments at December 31, 2004 and 2003 were as follows:

                                                                        2004                          2003
                                                             --------------------------    -------------------------
                                                              Carrying       Estimated      Carrying      Estimated
                                                                Value        Fair Value       Value       Fair Value
                                                                -----        ----------       -----       ----------
                                                                          (dollars expressed in thousands)

     Financial Assets:
       Cash and cash equivalents..........................   $  267,110        267,110       213,537         213,537
       Investment securities:
         Available for sale...............................    1,788,063      1,788,063     1,038,787       1,038,787
         Held to maturity.................................       25,286         25,586        10,927          11,341
       Net loans..........................................    5,987,261      5,986,880     5,211,624       5,229,213
       Derivative instruments.............................        4,681          4,681        49,291          49,291
       Bank-owned life insurance..........................      102,239        102,239        97,521          97,521
       Accrued interest receivable........................       39,776         39,776        32,797          32,797
       Interest rate lock commitments.....................           20             20           (77)            (77)
       Forward commitments to sell
         mortgage-backed securities.......................          (99)           (99)         (636)           (636)
                                                             ==========     ==========    ==========      ==========

     Financial Liabilities:
       Deposits:
         Noninterest-bearing demand.......................   $1,194,662      1,194,662     1,034,367       1,034,367
         Interest-bearing demand..........................      875,489        875,489       843,001         843,001
         Savings .........................................    2,249,644      2,249,644     2,128,683       2,128,683
         Time deposits....................................    2,832,175      2,831,308     1,955,564       1,988,035
       Other borrowings...................................      594,750        594,750       273,479         273,479
       Note payable.......................................       15,000         15,000        17,000          17,000
       Accrued interest payable...........................       14,376         14,376         8,799           8,799
       Subordinated debentures............................      273,300        283,337       209,320         225,227
                                                             ==========     ==========    ==========      ==========

     Off-Balance Sheet Financial Instruments..............   $       --             --            --              --
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

         Forward commitments to sell mortgage-backed securities: The fair value of forward commitments to sell mortgage-backed securities is based on quoted market prices. The fair value of these commitments has been reflected in the consolidated balance sheets in the carrying value of the loans held for sale portfolio.

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

         Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit, standby letters of credit and financial guarantees is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the credit worthiness of the counterparties. These fees in aggregate are not considered material, and as such, were not assigned a value for purposes of this disclosure.

(17)     EMPLOYEE BENEFITS

         First Banks' 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer-match contributions are determined annually under the plan by First Banks' Board of Directors. Employee contributions are limited to $13,000 of gross compensation for 2004. Total employer contributions under the plan were $2.1 million for the year ended December 31, 2004 and $1.7 million for the years ended December 31, 2003 and 2002. The plan assets are held and managed under a trust agreement with First Bank's trust department.

(18)     PREFERRED STOCK

         First Banks has two classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve Board (the Board).

         The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annual dividend rates for the Class A and Class B preferred stock were 6.0% and 7.0%, respectively, for the years ended December 31, 2004, 2003 and 2002.

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

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $26.6 million for the year ended December 31, 2004, and $26.8 million for the years ended December 31, 2003 and 2002. First Services, L.P. leases information technology and other equipment from First Bank. During 2004, 2003 and 2002, First Services, L.P. paid First Bank $4.3 million, $4.2 million and $3.9 million, respectively, in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $3.3 million, $3.2 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC (First Title), a limited liability company established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $514,000, $492,000 and $412,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by Robert J. Dierberg and members of his immediate family. Robert J. Dierberg is the brother of First Banks' Chairman. Total rent expense incurred by First Bank under the lease obligation contracts with Dierbergs Markets, Inc. was $297,000, $255,000 and $232,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $31.0 million and $20.0 million at December 31, 2004 and 2003, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         First Banks pays compensation to its Chairman and certain members of his immediate family. Mr. Steven F. Schepman, the son-in-law of First Banks' Chairman, and Director of First Banks since July 2004 and Senior Vice President
- Private Banking, Wealth Management and Trust Services of First Bank, received salary and bonus compensation of $182,100 for the year ended December 31, 2004. Mr. Michael J. Dierberg, the son of First Banks' Chairman, and Director and
General Counsel of First Banks until July 2004, received salary and bonus compensation of $62,300 for the year ended December 31, 2004.

         On August 30, 2004, First Bank granted to First Capital  America,  Inc.
(FCA), a corporation owned by First Banks' Chairman and members of his immediate family, a written option to purchase 735 Membership Interests of SBLS LLC, a newly organized and wholly owned limited liability company of First Bank, at a price of $10,000 per Membership Interest, or $7.35 million. The option could have been exercised at any time prior to December 31, 2004 by written notice to First Bank of the intention to exercise the option and payment to First Bank of $7.35 million. On December 31, 2004, First Bank extended the written option under the same terms through March 31, 2005. First Bank anticipates that FCA will exercise its option, upon which SBLS LLC will become 51.0% owned by First Bank and 49% owned by FCA.

         During 2003, First Banks contributed 231,779 shares of Allegiant Bancorp, Inc. (Allegiant) common stock with a fair value of $5.1 million to The Dierberg Foundation, a charitable trust created by and for the benefit of First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $5.1 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $2.3 million, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recorded a tax benefit of $2.5 million associated with this transaction. The contribution of the common stock eliminated First Banks' investment in Allegiant.

         During 2002, FCA received approximately $1.0 million of origination and servicing fees associated with commercial leases originated and serviced for First Bank by the employees of FCA.

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

                                                                               Corporate, Other
                                                                               and Intercompany
                                                  First Bank                 Reclassifications (1)        Consolidated Totals
                                       ------------------------------- ----------------------------  ---------------------------
                                           2004       2003     2002 (2)    2004       2003     2002     2004      2003      2002
                                           ----       ----     ----        ----       ----     ----     ----      ----      ----
                                                                      (dollars expressed in thousands)
Balance sheet information:

Investment securities................  $1,803,454  1,042,809 1,114,479    9,895     6,905    31,191  1,813,349  1,049,714  1,145,670
Loans, net of unearned discount......   6,137,968  5,328,075 5,432,589       --        --        (1) 6,137,968  5,328,075  5,432,588
Goodwill.............................     156,849    145,548   140,112       --        --        --    156,849    145,548    140,112
Total assets.........................   8,720,331  7,097,635 7,357,155   12,510     9,305    (5,978) 8,732,841  7,106,940  7,351,177
Deposits.............................   7,161,636  5,977,042 6,189,928   (9,666)  (15,427)  (17,108) 7,151,970  5,961,615  6,172,820
Note payable.........................          --         --        --   15,000    17,000     7,000     15,000     17,000      7,000
Subordinated debentures..............          --         --        --  273,300   209,320   278,389    273,300    209,320    278,389
Stockholders' equity.................     877,473    766,397   777,548 (276,580) (216,582) (258,507)   600,893    549,815    519,041
                                       ==========  ========= ========= ========  ========  ========  =========  =========  =========
Income statement information:

Interest income......................  $  394,196    390,340   424,358      586       813     1,363    394,782    391,153    425,721
Interest expense.....................      79,260     85,524   132,040   15,507    18,502    25,511     94,767    104,026    157,551
                                       ----------  --------- --------- --------  --------  --------  ---------  ---------  ---------
     Net interest income.............     314,936    304,816   292,318  (14,921)  (17,689)  (24,148)   300,015    287,127    268,170
Provision for loan losses............      25,750     49,000    55,500       --        --        --     25,750     49,000     55,500
                                       ----------  --------- --------- --------  --------  --------  ---------  ---------  ---------
     Net interest income after
       provision for loan losses.....     289,186    255,816   236,818  (14,921)  (17,689)  (24,148)   274,265    238,127    212,670
Noninterest income...................      84,077     79,813    69,355     (591)    7,895    (1,844)    83,486     87,708     67,511
Noninterest expense..................     226,183    216,373   207,576    3,322    10,696     3,236    229,505    227,069    210,812
                                       ----------  --------- --------- --------  --------  --------  ---------  ---------  ---------
     Income before provision for
       income taxes and minority
       interest in income
       of subsidiary.................     147,080    119,256    98,597  (18,834)  (20,490)  (29,228)   128,246     98,766     69,369
Provision for income taxes...........      54,682     44,871    35,332   (9,344)   (8,916)  (12,561)    45,338     35,955     22,771
                                       ----------  --------- --------- --------  --------  --------  ---------  ---------  ---------
     Income before minority
       interest in income
       of subsidiary.................      92,398     74,385    63,265   (9,490)  (11,574)  (16,667)    82,908     62,811     46,598
Minority interest in income
       of subsidiary.................          --         --        --       --        --     1,431         --         --      1,431
                                       ----------  --------- --------- --------  --------  --------  ---------  ---------  ---------
     Net income......................  $   92,398     74,385    63,265   (9,490)  (11,574)  (18,098)    82,908     62,811     45,167
                                       ==========  ========= ========= ========  ========  ========  =========  =========  =========
----------------------------------
(1)  Corporate and other includes $9.8 million, $11.6 million and $16.1 million of interest expense on subordinated debentures, after applicable income tax benefit of $5.3 million, $6.3 million and $8.7 million, for the years ended December 31, 2004,
     2003 and 2002, respectively.
(2)  First Bank & Trust was merged with and into First Bank on March 31, 2003. Accordingly, the 2002 amounts have been restated
     to reflect this combination of entities under common control.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004 and 2003, First Banks and First Bank were each well capitalized.

         As of December 31, 2004, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

         At December 31, 2004 and 2003, First Banks' and First Bank's required and actual capital ratios were as follows: To be Well Capitalized Under Actual For Capital Prompt Corrective 2004 2003 Adequacy Purposes Action Provisions

                                                                                                         To Be Well
                                                                Actual                                Capitalized Under
                                                          ------------------        For Capital       Prompt Corrective
                                                           2004        2003      Adequacy Purpose     Action Provisions
                                                           ----        ----      ----------------     -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................    10.61%       10.27%          8.0%                 10.0%
              First Bank..............................    10.73        10.41           8.0                  10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................     8.43         8.46           4.0                   6.0
              First Bank..............................     9.47         9.15           4.0                   6.0

     Tier 1 capital (to average assets):
              First Banks.............................     7.89         7.62           3.0                   5.0
              First Bank..............................     8.86         8.22           3.0                   5.0

         On May 6, 2004, the Board requested public comment on newly proposed rules that would allow bank holding companies to retain trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. The proposed rules would implement several significant changes to the current regulatory capital rules. Under the proposal, the aggregate amount of trust preferred securities and certain other core capital elements would be limited to 25% of Tier 1 capital, net of goodwill. Additionally, qualifying trust preferred securities and Class C minority interests in excess of the 25% limit would be allowable in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. The proposed rules also provide that in the last five years before maturity of the underlying subordinated note, the associated trust preferred securities would be treated as limited-life preferred stock, at one-fifth amortization per year, and would be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50% of Tier 1 capital. As further described in Note 25 to the Consolidated Financial Statements, on March 1, 2005, the Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in Tier 1 capital. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Board's final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Board's final rule, as adopted, will reduce First Banks, Inc.'s regulatory Tier 1 capital ratios, however the overall reduction will not result in a situation where First Banks, Inc. would fall below the well capitalized thresholds under the regulatory framework for prompt corrective action. Under the new rule, First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) ratios would have been 7.72% and 7.22%, respectively, at December 31, 2004.

(22)     DISTRIBUTION OF EARNINGS OF FIRST BANK

         First Bank is restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 11 to the Consolidated Financial Statements, as to the amount of dividends that are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $69.0 million at December 31, 2004, unless prior permission of the regulatory authorities and/or the lending banks is obtained.

 (23)    PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Banks, Inc. as of December 31, 2004 and 2003, and condensed statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002:

                                           CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                           ------------
                                                                                        2004         2003
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)
                                          Assets
                                          ------

     Cash deposited in subsidiary bank...........................................    $    8,359      15,917
     Investment securities.......................................................         9,895       6,905
     Investment in subsidiaries..................................................       879,316     767,311
     Other assets................................................................         2,665       1,563
                                                                                     ----------    --------
           Total assets..........................................................    $  900,235     791,696
                                                                                     ==========    ========

                            Liabilities and Stockholders' Equity
                            ------------------------------------

     Note payable................................................................    $   15,000      17,000
     Subordinated debentures.....................................................       273,300     209,320
     Accrued expenses and other liabilities......................................        11,042      15,561
                                                                                     ----------    --------
           Total liabilities.....................................................       299,342     241,881
     Stockholders' equity........................................................       600,893     549,815
                                                                                     ----------    --------
           Total liabilities and stockholders' equity............................    $  900,235     791,696
                                                                                     ==========    ========


                                        CONDENSED STATEMENTS OF INCOME


                                                                                    Years Ended December 31,
                                                                                 -----------------------------
                                                                                  2004        2003        2002
                                                                                  ----        ----        ----
                                                                                (dollars expressed in thousands)

     Income:
       Dividends from subsidiaries........................................    $  40,000      67,000      28,000
       Management fees from subsidiaries..................................       27,853      23,992      21,754
       Gain on sale of available-for-sale investment securities...........           --       8,218          97
       Other..............................................................          710       1,301       3,383
                                                                              ---------     -------     -------
           Total income...................................................       68,563     100,511      53,234
                                                                              ---------     -------     -------
     Expense:
       Interest...........................................................       15,597      18,664      21,855
       Salaries and employee benefits.....................................       20,699      19,366      15,726
       Legal, examination and professional fees...........................        2,943       3,903       2,824
       Charitable contributions...........................................           43       5,134          11
       Other..............................................................        8,114       6,852       7,906
                                                                              ---------     -------     -------
           Total expense..................................................       47,396      53,919      48,322
                                                                              ---------     -------     -------
           Income before benefit for income taxes and equity
              in undistributed earnings of subsidiaries...................       21,167      46,592       4,912
     Benefit for income taxes.............................................       (9,344)     (8,891)    (10,502)
                                                                              ---------     -------     -------
           Income before equity in undistributed earnings of subsidiaries.       30,511      55,483      15,414
     Equity in undistributed earnings of subsidiaries.....................       52,397       7,328      29,753
                                                                              ---------     -------     -------
           Net income.....................................................    $  82,908      62,811      45,167
                                                                              =========     =======     =======


                                          CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                              ---------------------------------
                                                                              2004          2003           2002
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

     Cash flows from operating activities:
       Net income......................................................   $  82,908        62,811         45,167
       Adjustments to reconcile net income to net cash provided by operating activities:
           Net income of subsidiaries..................................     (92,397)      (74,328)       (57,753)
           Dividends from subsidiaries.................................      40,000        67,000         28,000
           Other, net..................................................      (3,262)          292          3,366
                                                                          ---------      --------        -------
              Net cash provided by operating activities................      27,249        55,775         18,780
                                                                          ---------      --------        -------

     Cash flows from investing activities:
       (Increase) decrease in investment securities....................        (915)           --            261
       Investment in common securities of FBST, FBST II. FBST III,
         First Preferred IV and FBCT...................................      (1,857)       (2,197)          (774)
       Payments from redemption of investment in common securities
         of First Preferred I and FACT.................................          --         4,090             --
       Acquisitions of subsidiaries....................................     (76,067)           --        (56,334)
       Capital (contributions) reductions (to) from subsidiaries.......     (15,000)       10,000            (70)
       Decrease in advances to subsidiary..............................          --            --         34,000
       Other, net......................................................         (39)           --             (9)
                                                                          ---------      --------        -------
              Net cash (used in) provided by investing activities......     (93,878)       11,893        (22,926)
                                                                          ---------      --------        -------

     Cash flows from financing activities:
       Advances drawn on note payable..................................      15,000        34,500         43,500
       Repayments of note payable......................................     (17,000)      (24,500)       (64,000)
       Proceeds from issuance of subordinated debentures...............      61,857        70,907         25,007
       Payments for redemption of subordinated debentures..............          --      (136,341)            --
       Payment of preferred stock dividends............................        (786)         (786)          (786)
                                                                          ---------      --------        -------
              Net cash provided by (used in) financing activities......      59,071       (56,220)         3,721
                                                                          ---------      --------        -------
              Net (decrease) increase in cash deposited in First Bank..      (7,558)       11,448           (425)
     Cash deposited in First Bank, beginning of year...................      15,917         4,469          4,894
                                                                          ---------      --------        -------
     Cash deposited in First Bank, end of year.........................   $   8,359        15,917          4,469
                                                                          =========      ========        =======

     Noncash investing activities:
       Cash paid for interest..........................................   $  13,527        16,489         21,855
                                                                          =========      ========        =======

 (24)    CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At December 31, 2004, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         On June 30, 2004, as further discussed in Note 2 to the Consolidated Financial Statements, First Bank recorded a liability of $2.0 million for recourse obligations related to the completion of the sale of a portion of its commercial leasing portfolio. For value received, First Bank, as seller, indemnified the buyer of certain leases from any liability or loss resulting from defaults subsequent to the sale. First Bank's indemnification for the recourse obligations is limited to a specified percentage, ranging from 15% to 25%, of the aggregate lease purchase price of specific pools of leases sold. As of December 31, 2004, this liability was $1.6 million, reflecting reductions in the related lease balances for the specific pools of leases sold from borrower repayments.

         On August 31, 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of SBLS, as further discussed in Note 2 to the Consolidated Financial Statements. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provides for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. As of December 31, 2004, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC will be required to make payments under the Asset Purchase Agreement is not ascertainable at the present time.

         In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

(25)     SUBSEQUENT EVENTS

         On January 10, 2005, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of FBA Bancorp, Inc. and its wholly owned subsidiary, First Bank of the Americas, S.S.B. FBA Bancorp, Inc. is headquartered in Chicago, Illinois, and through First Bank of the Americas, operates three banking offices in the southwestern Chicago metropolitan area. Under the terms of the agreement, First Banks will acquire FBA Bancorp, Inc. for approximately $10.5 million in cash. The transaction, which is subject to regulatory approvals, is expected to be completed during the second quarter of 2005. At December 31, 2004, FBA Bancorp, Inc. reported consolidated assets of $75.0 million, loans, net of unearned discount, of $48.6 million, deposits of $55.9 million and stockholders' equity of $7.4 million.

         Effective February 25, 2005, First Banks terminated $150.0 million notional amount of its five-year fair value interest rate swap agreements that hedged a portion of First Banks' other time deposits. The termination of the swap agreements resulted from an increasing level of ineffectiveness associated with the highly correlated hedge positions between the swap agreements and the underlying hedged liabilities that had been anticipated as the swap agreements neared their originally scheduled maturity dates in January 2006. The related $3.1 million basis adjustment of the underlying hedged liabilities will be recorded as interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately ten months.

         On March 1, 2005,  the Board adopted a final rule,  Risk-Based  Capital
Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital, as further discussed in Note 21 to the Consolidated Financial Statements. The Board's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Board's final rule, as adopted, will reduce First Banks, Inc.'s regulatory capital ratios, however the overall reduction will not result in a situation where First Banks, Inc. would fall below the well capitalized thresholds under the regulatory framework for prompt corrective action.

                                   QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED

                                                                                 2004 Quarter Ended
                                                                ----------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                               (dollars expressed in thousands, except per share data)

Interest income..............................................   $  96,127      96,585        99,461         102,609
Interest expense.............................................      21,474      20,979        23,853          28,461
                                                                ---------    --------       -------        --------
    Net interest income......................................      74,653      75,606        75,608          74,148
Provision for loan losses....................................      12,750       3,000         7,500           2,500
                                                                ---------    --------       -------        --------
    Net interest income after provision for loan losses......      61,903      72,606        68,108          71,648
Noninterest income...........................................      20,559      20,104        21,982          20,841
Noninterest expense..........................................      52,602      55,405        58,391          63,107
                                                                ---------    --------       -------        --------
    Income before provision for income taxes.................      29,860      37,305        31,699          29,382
Provision for income taxes...................................      11,591      11,302        11,951          10,494
                                                                ---------    --------       -------        --------
    Net income...............................................   $  18,269      26,003        19,748          18,888
                                                                =========    ========       =======        ========
Earnings per common share:
    Basic....................................................   $  763.81    1,093.42        826.33          787.25
                                                                =========    ========       =======        ========

    Diluted..................................................   $  753.93    1,074.06        815.20          780.71
                                                                =========    ========       =======        ========


                                                                                 2003 Quarter Ended
                                                                ----------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                               (dollars expressed in thousands, except per share data)

Interest income..............................................   $  99,814      98,481        96,164          96,694
Interest expense.............................................      30,651      27,468        23,084          22,823
                                                                ---------    --------       -------        --------
    Net interest income......................................      69,163      71,013        73,080          73,871
Provision for loan losses....................................      11,000      10,000        15,000          13,000
                                                                ---------    --------       -------        --------
    Net interest income after provision for loan losses......      58,163      61,013        58,080          60,871
Noninterest income...........................................      25,547      18,925        20,242          22,994
Noninterest expense..........................................      53,587      57,545        54,530          61,407
                                                                ---------    --------       -------        --------
    Income before provision for income taxes.................      30,123      22,393        23,792          22,458
Provision for income taxes...................................      11,092       7,693        10,092           7,078
                                                                ---------    --------       -------        --------
    Net income...............................................   $  19,031      14,700        13,700          15,380
                                                                =========    ========       =======        ========
Earnings per common share:
    Basic....................................................   $  796.04      615.70        570.75          638.90
                                                                =========    ========       =======        ========

    Diluted..................................................   $  784.29      606.04        565.09          634.38
                                                                =========    ========       =======        ========


FIRST BANKS, INC. PREFERRED SECURITIES

         The preferred securities of First Preferred Capital Trust II and First Preferred Capital Trust III are traded on the Nasdaq National Market System with the ticker symbols "FBNKN" and "FBNKM," respectively. The preferred securities of First Preferred Capital Trust II and First Preferred Capital Trust III are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2004 and 2003 are summarized as follows:

                  FIRST PREFERRED CAPITAL TRUST II (ISSUE DATE - OCTOBER 2000) - FBNKN

                                                                       2004                  2003
                                                                ------------------    -----------------    Dividend
                                                                   High      Low       High       Low      Declared
                                                                   ----      ---       ----       ---      --------
     First quarter............................................    $28.33    26.92      29.00     27.80    $0.640000
     Second quarter...........................................     27.23    26.34      29.25     27.90     0.640000
     Third quarter............................................     27.29    26.11      28.70     27.40     0.640000
     Fourth quarter...........................................     27.24    26.06      28.14     27.25     0.640000
                                                                                                          ---------
                                                                                                          $2.560000
                                                                                                          =========

                  FIRST PREFERRED CAPITAL TRUST III (ISSUE DATE - NOVEMBER 2001) - FBNKM

                                                                       2004                  2003
                                                                ------------------    -----------------    Dividend
                                                                   High      Low       High        Low     Declared
                                                                   ----      ---       ----        ---     --------
     First quarter............................................    $27.95    27.00      27.70     26.55    $0.562500
     Second quarter...........................................     27.00    25.55      28.50     27.00     0.562500
     Third quarter............................................     29.10    26.04      28.55     26.90     0.562500
     Fourth quarter...........................................     27.55    26.55      29.80     27.21     0.562500
                                                                                                          ---------
                                                                                                          $2.250000
                                                                                                          =========

         The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol "FBSPrA." The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of DTC. The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2004 and 2003 are summarized as follows:


                  FIRST PREFERRED CAPITAL TRUST IV (ISSUE DATE - APRIL 2003) - FBSPrA

                                                            2004                  2003          Dividend Declared
                                                       ----------------    ----------------    --------------------
                                                        High      Low       High       Low       2004         2003
                                                        ----      ---       ----       ---       ----         ----
     First quarter.................................    $28.60    27.35         --        --    $0.509375         --
     Second quarter................................     28.00    25.70      27.80     26.00     0.509375   0.503715
     Third quarter.................................     28.00    25.80      28.20     27.35     0.509375   0.509375
     Fourth quarter................................     28.00    26.81      28.20     27.23     0.509375   0.509375
                                                                                               ---------   --------
                                                                                               $2.037500   1.522465
                                                                                               =========   ========




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

Date:    March 25, 2005

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

            Signatures                                          Title                              Date
-------------------------------------------------------------------------------------------------------------------

       /s/ James F. Dierberg                                    Director                     March 25, 2005
       -------------------------------------
           James F. Dierberg

       /s/ Allen H. Blake                                       Director                     March 25, 2005
       -------------------------------------
           Allen H. Blake

       /s/ Terrance M. McCarthy                                 Director                     March 25, 2005
       -------------------------------------
           Terrance M. McCarthy

       /s/ Steven F. Schepman                                   Director                     March 25, 2005
       -------------------------------------
           Steven F. Schepman

       /s/ Gordon A. Gundaker                                   Director                     March 25, 2005
       -------------------------------------
           Gordon A. Gundaker

       /s/ David L. Steward                                     Director                     March 25, 2005
       -------------------------------------
           David L. Steward

       /s/ Hal J. Upbin                                         Director                     March 25, 2005
       -------------------------------------
           Hal J. Upbin

       /s/ Douglas H. Yaeger                                    Director                     March 25, 2005
       -------------------------------------
           Douglas H. Yaeger


                                INDEX TO EXHIBITS
Exhibit
Number                            Description
------                            -----------

 2.1 Stock Purchase Agreement by and among First Banks, Inc., The San Francisco Company, CIB Marine Bancshares, Inc., Hillside Investors, Ltd., and CIB Bank, dated August 12, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 12, 2004).

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

 4.1 Agreement as to Expenses and Liabilities dated October 19, 2000 (relating to First Preferred Capital Trust II ("First Preferred II")) (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

 4.2 Agreement as to Expenses and Liabilities between First Banks, Inc. and First Preferred Capital Trust III, dated November 15, 2001 (relating to First Preferred Capital Trust III ("First Preferred III")) (filed as
         Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

 4.3 Agreement as to Expenses and Liabilities between First Banks, Inc. and First Preferred Capital Trust IV, dated April 1, 2003 (relating to First Preferred Capital Trust IV ("First Preferred IV")) (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

 4.4 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

 4.5 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

 4.6 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and Fifth Third Bank, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2003).

 4.7 Indenture between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

 4.8 Indenture between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit
         4.1 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

 4.9 Indenture between First Banks, Inc. and Fifth Third Bank, as Trustee, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

 4.11 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, State Street Bank and Trust Company of Connecticut, National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

 4.12 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, Fifth Third Bank, as Property Trustee, Wilmington Trust
         Company, as Delaware Trustee, and the Administrative Trustees, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

 4.13 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

 4.14 Guarantee Agreement for First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

 4.15 Amended and Restated Declaration of Trust of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit
         4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

 4.16 Floating Rate Junior Subordinated Debt Security Certificate of First Banks, Inc., dated April 10, 2002 (incorporated herein by reference to
         Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

 4.17 Capital Security Certificate of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2002).

 4.18 Indenture between First Banks, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

 4.19 Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

 4.20 Guarantee Agreement by and between First Banks, Inc. and U.S. Bank National Association, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

 4.21 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust and SunTrust Capital Markets, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.9 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

 4.22 Junior Subordinated Debenture of First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.10 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

 4.23 Capital Securities Subscription Agreement by and among First Bank Statutory Trust, First Banks, Inc. and STI Investment Management, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit
         10.11 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

 4.24 Common Securities Subscription Agreement by and between First Bank Statutory Trust and First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

 4.25 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

 4.26 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of September 20, 2004 - filed herewith.

 4.27 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, dated as of September 20, 2004 - filed herewith.

 4.28 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of September 20, 2004 - filed herewith.

 4.29    Placement  Agreement  by  and  among  First  Banks,  Inc.,  First  Bank
         Statutory Trust II and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of September 10, 2004 - filed herewith.

 4.30 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of September 20, 2004 - filed herewith.

 4.31 Capital Securities Subscription Agreement by and among First Bank Statutory Trust II, First Banks, Inc. and First Tennessee Bank National Association, dated as of September 20, 2004 - filed herewith.

 4.32 Capital Securities Subscription Agreement by and between First Bank Statutory Trust II, First Banks, Inc. and Preferred Term Securities XV, Ltd., dated as of September 20, 2004 - filed herewith.

 4.33 Capital Securities Certificate P-1 of First Bank Statutory Trust II, dated September 20, 2004 - filed herewith.

 4.34 Capital Securities Certificate P-2 of First Bank Statutory Trust II, dated September 20, 2004 - filed herewith.

 4.35 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of November 23, 2004 - filed herewith.

 4.36 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, and the Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of November 23, 2004 - filed herewith.

 4.37 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of November 23, 2004 - filed herewith.

 4.38    Placement  Agreement  by  and  among  First  Banks,  Inc.,  First  Bank
         Statutory Trust III and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of November 22, 2004 - filed herewith.

 4.39 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of November 23, 2004 - filed herewith.

 4.40 Capital Securities Subscription Agreement by and among First Bank Statutory Trust III, First Banks, Inc. and First Tennessee Bank National Association, dated as of November 23, 2004 - filed herewith.

 4.41 Capital Securities Certificate P-1 of First Bank Statutory Trust III, dated November 23, 2004 - filed herewith.

 10.1 Shareholders' Agreement by and among James F. Dierberg II and Mary W. Dierberg, Trustees under the Living Trust of James F. Dierberg II, dated July 24, 1989, Michael James Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Michael James Dierberg, dated July 24, 1989; Ellen C. Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Ellen C. Dierberg dated July 17, 1992, and First Banks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No 33-50576, dated August 6,
         1992).

 10.2 Comprehensive Banking System License and Service Agreement dated as of July 24, 1991, by and between the Company and FiServ CIR, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-50576, dated August 6,
         1992).

 10.3 Secured Credit Agreement ($60,000,000 Revolving Loan Facility and $20,000,000 Letter of Credit Facility), dated as of August 14, 2003, among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, Bank One, LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to
         Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

 10.4 AFS Customer Agreement by and between First Banks, Inc. and Advanced Financial Solutions, Inc., dated January 29, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

 10.5 Management Services Agreement by and between First Banks, Inc. and First Bank, dated February 28, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

 10.6 Service Agreement by and between First Services, L.P. and First Banks, Inc., dated May 1, 2004 (incorporated herein by reference to Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

 10.7 Service Agreement by and between First Services, L.P. and First Bank, dated May 1, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

 10.8 Service Agreement by and between First Banks, Inc. and First Services, L.P., dated May 1, 2004 (incorporated herein by reference to Exhibit
         10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

 10.9 First Amendment to Secured Credit Agreement ($75,000,000 Revolving Loan Facility and $25,000,000 Letter of Credit Facility), dated as of August 12, 2004, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, Bank One, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California,
         N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         2004).

 10.10*  First  Banks,  Inc.    Executive  Incentive  Compensation  Plan - filed
         herewith.

 10.11*  First Banks,  Inc.  Nonqualified   Deferred  Compensation  Plan - filed
         herewith.

 10.12* First Amendment to First Banks, Inc. Nonqualified Deferred Compensation Plan - filed herewith.

 14.1 Code of Ethics for Principal Executive Officer and Financial Professionals (incorporated herein by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31,
         2003).

 21.1    Subsidiaries of the Company - filed herewith.

 31      Rule 13a-14(a) / 15d -14(a) Certifications - filed herewith.

 32      Section 1350 Certifications - filed herewith.

* Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                                    Exhibit 4.26





        ----------------------------------------------------------------


                               FIRST BANKS, INC.,
                                    as Issuer






                                    INDENTURE
                         Dated as of September 20, 2004



                            WILMINGTON TRUST COMPANY,
                                   as Trustee




        FLOATING RATE JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES


                                    DUE 2034

        ----------------------------------------------------------------




                                TABLE OF CONTENTS
                                -----------------
                                                                                                                Page
                                                                                                                ----

ARTICLE I. DEFINITIONS............................................................................................1

         Section 1.1.      Definitions............................................................................1

ARTICLE II. DEBENTURES............................................................................................8

         Section 2.1.      Authentication and Dating..............................................................8
         Section 2.2.      Form of Trustee's Certificate of Authentication........................................8
         Section 2.3.      Form and Denomination of Debentures....................................................9
         Section 2.4.      Execution of Debentures................................................................9
         Section 2.5.      Exchange and Registration of Transfer of Debentures....................................9
         Section 2.6.      Mutilated, Destroyed, Lost or Stolen Debentures.......................................11
         Section 2.7.      Temporary Debentures..................................................................12
         Section 2.8.      Payment of Interest and Additional Interest...........................................12
         Section 2.9.      Cancellation of Debentures Paid, etc..................................................13
         Section 2.10.     Computation of Interest...............................................................14
         Section 2.11.     Extension of Interest Payment Period..................................................15
         Section 2.12.     CUSIP Numbers.........................................................................16

ARTICLE III. PARTICULAR COVENANTS OF THE COMPANY.................................................................16

         Section 3.1.      Payment of Principal, Premium and Interest; Agreed Treatment of the Debentures........16
         Section 3.2.      Offices for Notices and Payments, etc.................................................17
         Section 3.3.      Appointments to Fill Vacancies in Trustee's Office....................................17
         Section 3.4.      Provision as to Paying Agent..........................................................17
         Section 3.5.      Certificate to Trustee................................................................18
         Section 3.6.      Additional Sums.......................................................................18
         Section 3.7.      Compliance with Consolidation Provisions..............................................19
         Section 3.8.      Limitation on Dividends...............................................................19
         Section 3.9.      Covenants as to the Trust.............................................................19
         Section 3.10.     Additional Junior Indebtedness........................................................20

ARTICLE IV. SECURITYHOLDERS' LISTS AND REPORTS BY THE COMPANY AND THE TRUSTEE....................................20

         Section 4.1.      Securityholders' Lists................................................................20
         Section 4.2.      Preservation and Disclosure of Lists..................................................20

ARTICLE V. REMEDIES OF THE TRUSTEE AND SECURITYHOLDERS UPON AN EVENT OF DEFAULT..................................21

         Section 5.1.      Events of Default.....................................................................21
         Section 5.2.      Payment of Debentures on Default; Suit Therefor.......................................23
         Section 5.3.      Application of Moneys Collected by Trustee............................................24
         Section 5.4.      Proceedings by Securityholders........................................................24
         Section 5.5.      Proceedings by Trustee................................................................25
         Section 5.6.      Remedies Cumulative and Continuing; Delay or Omission Not a Waiver....................25
         Section 5.7.      Direction of Proceedings and Waiver of Defaults by Majority of Securityholders........25
         Section 5.8.      Notice of Defaults....................................................................26
         Section 5.9.      Undertaking to Pay Costs..............................................................26

ARTICLE VI. CONCERNING THE TRUSTEE...............................................................................26

         Section 6.1.      Duties and Responsibilities of Trustee................................................26
         Section 6.2.      Reliance on Documents, Opinions, etc..................................................27
         Section 6.3.      No Responsibility for Recitals, etc...................................................28
         Section 6.4.      Trustee, Authenticating Agent, Paying Agents, Transfer Agents or
                           Registrar May Own Debentures........................................................  28
         Section 6.5.      Moneys to be Held in Trust............................................................29
         Section 6.6.      Compensation and Expenses of Trustee..................................................29
         Section 6.7.      Officers' Certificate as Evidence.....................................................29
         Section 6.8.      Eligibility of Trustee................................................................30
         Section 6.9.      Resignation or Removal of Trustee.....................................................30
         Section 6.10.     Acceptance by Successor Trustee.......................................................31
         Section 6.11.     Succession by Merger, etc.............................................................32
         Section 6.12.     Authenticating Agents.................................................................32

ARTICLE VII. CONCERNING THE SECURITYHOLDERS......................................................................33

         Section 7.1.      Action by Securityholders.............................................................33
         Section 7.2.      Proof of Execution by Securityholders.................................................33
         Section 7.3.      Who Are Deemed Absolute Owners........................................................34
         Section 7.4.      Debentures Owned by Company Deemed Not Outstanding....................................34
         Section 7.5.      Revocation of Consents; Future Holders Bound..........................................34

ARTICLE VIII. SECURITYHOLDERS' MEETINGS..........................................................................34

         Section 8.1.      Purposes of Meetings..................................................................34
         Section 8.2.      Call of Meetings by Trustee...........................................................35
         Section 8.3.      Call of Meetings by Company or Securityholders........................................35
         Section 8.4.      Qualifications for Voting.............................................................35
         Section 8.5.      Regulations...........................................................................35
         Section 8.6.      Voting................................................................................36
         Section 8.7.      Quorum; Actions.......................................................................36

ARTICLE IX. SUPPLEMENTAL INDENTURES..............................................................................37

         Section 9.1.      Supplemental Indentures without Consent of Securityholders............................37
         Section 9.2.      Supplemental Indentures with Consent of Securityholders...............................38
         Section 9.3.      Effect of Supplemental Indentures.....................................................39
         Section 9.4.      Notation on Debentures................................................................39
         Section 9.5.      Evidence of Compliance of Supplemental Indenture to be Furnished to Trustee...........39

ARTICLE X. REDEMPTION OF SECURITIES..............................................................................39

         Section 10.1.     Optional Redemption...................................................................39
         Section 10.2.     Special Event Redemption..............................................................39
         Section 10.3.     Notice of Redemption; Selection of Debentures.........................................40
         Section 10.4.     Payment of Debentures Called for Redemption...........................................40

ARTICLE XI. CONSOLIDATION, MERGER, SALE, CONVEYANCE AND LEASE....................................................40

         Section 11.1.     Company May Consolidate, etc., on Certain Terms.......................................41
         Section 11.2.     Successor Entity to be Substituted....................................................41
         Section 11.3.     Opinion of Counsel to be Given to Trustee.............................................41

ARTICLE XII. SATISFACTION AND DISCHARGE OF INDENTURE.............................................................41

         Section 12.1.     Discharge of Indenture................................................................41
         Section 12.2.     Deposited Moneys to be Held in Trust by Trustee.......................................42
         Section 12.3.     Paying Agent to Repay Moneys Held.....................................................42
         Section 12.4.     Return of Unclaimed Moneys............................................................42

ARTICLE XIII. IMMUNITY OF INCORPORATORS, STOCKHOLDERS, OFFICERS AND DIRECTORS....................................43

         Section 13.1.     Indenture and Debentures Solely Corporate Obligations.................................43

ARTICLE XIV. MISCELLANEOUS PROVISIONS............................................................................43

         Section 14.1.     Successors............................................................................43
         Section 14.2.     Official Acts by Successor Entity.....................................................43
         Section 14.3.     Surrender of Company Powers...........................................................43
         Section 14.4.     Addresses for Notices, etc............................................................43
         Section 14.5.     Governing Law.........................................................................43
         Section 14.6.     Evidence of Compliance with Conditions Precedent......................................44
         Section 14.7.     Table of Contents, Headings, etc......................................................44
         Section 14.8.     Execution in Counterparts.............................................................44
         Section 14.9.     Separability..........................................................................44
         Section 14.10.    Assignment............................................................................44
         Section 14.11.    Acknowledgment of Rights..............................................................44

ARTICLE XV. SUBORDINATION OF DEBENTURES..........................................................................45

         Section 15.1.     Agreement to Subordinate..............................................................45
         Section 15.2.     Default on Senior Indebtedness........................................................45
         Section 15.3.     Liquidation, Dissolution, Bankruptcy..................................................45
         Section 15.4.     Subrogation...........................................................................46
         Section 15.5.     Trustee to Effectuate Subordination...................................................47
         Section 15.6.     Notice by the Company.................................................................47
         Section 15.7.     Rights of the Trustee; Holders of Senior Indebtedness.................................48
         Section 15.8.     Subordination May Not Be Impaired.....................................................48

Exhibit A         Form of Floating Rate Junior Subordinated Deferrable Interest Debenture

         THIS INDENTURE, dated as of September 20, 2004, between First Banks, Inc., a Missouri corporation (the "Company"), and Wilmington Trust Company, a
                                    -------
Delaware banking corporation, as debenture trustee (the "Trustee").
                                                         -------

                                   WITNESSETH:

         WHEREAS, for its lawful corporate purposes, the Company has duly authorized the issuance of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 (the "Debentures") under this Indenture to provide,
                                   ----------
among other things, for the execution and authentication, delivery and administration thereof, and the Company has duly authorized the execution of this Indenture; and

         WHEREAS, all acts and things necessary to make this Indenture a valid agreement according to its terms, have been done and performed;

         NOW, THEREFORE, This Indenture Witnesseth:

         In consideration of the premises, and the purchase of the Debentures by the holders thereof, the Company covenants and agrees with the Trustee for the equal and proportionate benefit of the respective holders from time to time of the Debentures as follows:

                                    ARTICLE I.
                                   DEFINITIONS
                                   -----------

         Section 1.1.   Definitions.  The  terms  defined  in  this  Section 1.1
                        -----------
(except as herein otherwise expressly provided or unless the context otherwise requires) for all purposes of this Indenture and of any indenture supplemental hereto shall have the respective meanings specified in this Section 1.1. All accounting terms used herein and not expressly defined shall have the meanings assigned to such terms in accordance with generally accepted accounting principles and the term "generally accepted accounting principles" means such accounting principles as are generally accepted in the United States at the time of any computation. The words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

         "Additional Interest" has the meaning set forth in Section 2.11.
          -------------------

         "Additional Junior  Indebtedness"  means, without duplication and other
          -------------------------------
than the Debentures, any indebtedness, liabilities or obligations of the Company, or any Subsidiary of the Company, under debt securities (or guarantees in respect of debt securities) initially issued after the date of this Indenture to any trust, or a trustee of a trust, partnership or other entity affiliated with the Company that is, directly or indirectly, a finance subsidiary (as such term is defined in Rule 3a-5 under the Investment Company Act of 1940) or other financing vehicle of the Company or any Subsidiary of the Company in connection with the issuance by that entity of preferred securities or other securities that are eligible to qualify for Tier 1 capital treatment (or its then equivalent) for purposes of the capital adequacy guidelines of the Federal Reserve, as then in effect and applicable to the Company (or, if the Company is not a bank holding company, such guidelines applied to the Company as if the Company were subject to such guidelines); provided, however, that the inability
                                           --------  -------
of the Company to treat all or any portion of the Additional Junior Indebtedness as Tier 1 capital shall not disqualify it as Additional Junior Indebtedness if such inability results from the Company having cumulative preferred stock, minority interests in consolidated subsidiaries, or any other class of security or interest which the Federal Reserve now or may hereafter accord Tier 1 capital treatment (including the Debentures) in excess of the amount which may qualify for treatment as Tier 1 capital under applicable capital adequacy guidelines.

         "Additional Sums" has the meaning set forth in Section 3.6.
          ---------------

         "Affiliate"  has the same  meaning as given to that term in Rule 405 of
          ---------
the Securities Act or any successor rule thereunder.

         "Authenticating  Agent" means any agent or agents of the Trustee  which
          ---------------------
at the time shall be appointed and acting pursuant to Section 6.12.

         "Bankruptcy Law" means  Title  11, U.S. Code, or any similar federal or
          --------------
 state law for the relief of debtors.

         "Board of  Directors"  means the board of  directors  or the  executive
          -------------------
committee or any other duly authorized designated officers of the Company.

         "Board  Resolution"  means  a copy  of a  resolution  certified  by the
          -----------------
Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification and delivered to the Trustee.

         "Business Day" means any day other than a Saturday, Sunday or any other
          ------------
day on which banking institutions in New York City or Wilmington, Delaware are permitted or required by any applicable law or executive order to close.

         "Capital Securities" means undivided beneficial interests in the assets
          ------------------
of the Trust which rank pari passu with Common Securities issued by the Trust; provided, however, that upon the occurrence and continuance of an Event of
--------   -------
Default (as defined in the Declaration), the rights of holders of such Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of such Capital Securities.

         "Capital  Securities  Guarantee" means the guarantee agreement that the
          ------------------------------
Company enters into with Wilmington Trust Company, as guarantee trustee, or other Persons that operates directly or indirectly for the benefit of holders of Capital Securities of the Trust.

         "Capital  Treatment  Event"  means the  receipt by the  Company and the
          -------------------------
Trust of an opinion of counsel experienced in such matters to the effect that, as a result of the occurrence of any amendment to, or change (including any announced prospective change) in, the laws, rules or regulations of the United States or any political subdivision thereof or therein, or as the result of any official or administrative pronouncement or action or decision interpreting or applying such laws, rules or regulations, which amendment or change is effective or which pronouncement, action or decision is announced on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that the Company will not, within 90 days of the date of such opinion, be entitled to treat an amount equal to the aggregate liquidation amount of the Capital Securities as "Tier 1 Capital" (or its then equivalent) for purposes of the capital adequacy guidelines of the Federal Reserve, as then in effect and applicable to the Company (or if the Company is not a bank holding company, such guidelines applied to the Company as if the Company were subject to such guidelines); provided, however, that the inability of the Company to treat all
              --------   -------
or any portion of the liquidation amount of the Capital Securities as Tier l Capital shall not constitute the basis for a Capital Treatment Event, if such inability results from the Company having cumulative preferred stock, minority interests in consolidated subsidiaries, or any other class of security or interest which the Federal Reserve or OTS, as applicable, may now or hereafter accord Tier 1 Capital treatment in excess of the amount which may now or hereafter qualify for treatment as Tier 1 Capital under applicable capital adequacy guidelines; provided further, however, that the distribution of
                       --------  -------   -------
Debentures in connection with the liquidation of the Trust shall not in and of itself constitute a Capital Treatment Event unless such liquidation shall have occurred in connection with a Tax Event or an Investment Company Event.

         "Certificate"  means a  certificate  signed by any one of the principal
          -----------
executive officer, the principal financial officer or the principal accounting officer of the Company.

         "Common Securities" means undivided  beneficial interests in the assets
          -----------------
of the Trust which rank pari passu with Capital Securities issued by the Trust; provided, however, that upon the occurrence and continuance of an Event of
--------   -------
Default (as defined in the Declaration), the rights of holders of such Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of such Capital Securities.

         "Company" means First Banks, Inc., a Missouri corporation, and, subject
          -------
to the provisions of Article XI, shall include its successors and assigns.

         "Coupon Rate" has the meaning set forth in Section 2.8.
          -----------

         "Debenture" or "Debentures" has the meaning stated in the first recital
          ---------      ----------
of this Indenture.

         "Debenture Register" has the meaning specified in Section 2.5.
          ------------------

         "Declaration"  means the Amended and Restated  Declaration  of Trust of
          -----------
the Trust, as amended or supplemented from time to time.

         "Default"  means any event,  act or condition that with notice or lapse
          -------
of time, or both, would constitute an Event of Default.

         "Defaulted Interest" has the meaning set forth in Section 2.8.
          ------------------

         "Distribution  Period"  means (i) with respect to interest  paid on the
          --------------------
first Interest Payment Date, the period beginning on (and including) the date of original issuance and ending on (but excluding) the Interest Payment Date in December 2004 and (ii) thereafter, with respect to interest paid on each successive Interest Payment Date, the period beginning on (and including) the preceding Interest Payment Date and ending on (but excluding) such current Interest Payment Date.

         "Determination Date" has the meaning set forth in Section 2.10.
          ------------------

         "Event of Default" means any event specified in Section 5.1,  continued
          ----------------
for the period of time, if any, and after the giving of the notice, if any, therein designated.

         "Extension  Event of Default"  means an Event of Default  under Section
          ---------------------------
5.1(a), (d) or (e), whatever the reason for such Extension Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

         "Extension Period" has the meaning set forth in Section 2.11.
          ----------------

         "Federal  Reserve" means the Board of Governors of the Federal  Reserve
          ----------------
System, or its designated district bank, as applicable, and any successor federal agency that is primarily responsible for regulating the activities of bank holding companies.

         "Indenture" means this instrument as originally executed or, if amended
          ---------
or supplemented as herein provided, as so amended or supplemented, or both.

         "Institutional Trustee" has the meaning set forth in the Declaration.
          ---------------------

         "Interest  Payment  Date"  means March 20,  June 20,  September  20 and
          -----------------------
December 20 of each year during the term of this Indenture, or if such day is not a Business Day, then the next succeeding Business Day, commencing in December 2004.

         "Interest  Rate" means for the  Distribution  Period  beginning on (and
          --------------
including) the date of original issuance and ending on (but excluding) the Interest Payment Date in December 2004 the rate per annum of 3.92438%, and for each Distribution Period beginning on or after the Interest Payment Date in December 2004, the Coupon Rate for such Distribution Period.

         "Investment  Company  Event"  means the  receipt by the Company and the
          --------------------------
Trust of an opinion of counsel experienced in such matters to the effect that, as a result of the occurrence of a change in law or regulation or written change (including any announced prospective change) in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that the Trust is or, within 90 days of the date of such opinion will be considered an "investment company" that is required to be registered under the Investment Company Act of 1940, as amended which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the issuance of the Debentures.

         "Liquidation  Amount"  means the stated  amount of $1,000.00  per Trust
          -------------------
Security.

         "Maturity Date" means September 20, 2034.
          -------------

         "Officers'  Certificate"  means a certificate signed by the Chairman of
          ----------------------
the Board, the Chief Executive Officer, the Vice Chairman, the President, any Managing Director or any Vice President, and by the Treasurer, an Assistant Treasurer, the Comptroller, an Assistant Comptroller, the Secretary or an Assistant Secretary of the Company, and delivered to the Trustee. Each such certificate shall include the statements provided for in Section 14.6 if and to the extent required by the provisions of such Section.

         "Opinion  of  Counsel"  means an  opinion  in  writing  signed by legal
          --------------------
counsel, who may be an employee of or counsel to the Company, or may be other counsel reasonably satisfactory to the Trustee. Each such opinion shall include the statements provided for in Section 14.6 if and to the extent required by the provisions of such Section.

         "OTS" means the Office of Thrift  Supervision and any successor federal
          ---
agency that is primarily responsible for regulating the activities of savings and loan holding companies.

         The term "outstanding," when used with reference to Debentures,  means,
                   -----------
subject to the provisions of Section 7.4, as of any particular time, all Debentures authenticated and delivered by the Trustee or the Authenticating Agent under this Indenture, except:

         (a)   Debentures   theretofore   canceled   by  the   Trustee   or  the
Authenticating Agent or delivered to the Trustee for cancellation;

         (b) Debentures, or portions thereof, for the payment or redemption of which moneys in the necessary amount shall have been deposited in trust with the Trustee or with any paying agent (other than the Company) or shall have been set aside and segregated in trust by the Company (if the Company shall act as its own paying agent); provided, however, that, if such Debentures, or portions
                    --------   -------
thereof, are to be redeemed prior to maturity thereof, notice of such redemption shall have been given as provided in Section 10.3 or provision satisfactory to the Trustee shall have been made for giving such notice; and

         (c) Debentures paid pursuant to Section 2.6 or in lieu of or in substitution for which other Debentures shall have been authenticated and delivered pursuant to the terms of Section 2.6 unless proof satisfactory to the Company and the Trustee is presented that any such Debentures are held by bona fide holders in due course.

         "Person" means any individual,  corporation, limited liability company,
          ------
partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

         "Predecessor Security" of any particular Debenture means every previous
          --------------------
Debenture evidencing all or a portion of the same debt as that evidenced by such particular Debenture; and, for purposes of this definition, any Debenture authenticated and delivered under Section 2.6 in lieu of a lost, destroyed or stolen Debenture shall be deemed to evidence the same debt as the lost, destroyed or stolen Debenture.

         "Principal  Office of the Trustee," or other  similar  term,  means the
          --------------------------------
office of the Trustee, at which at any particular time its corporate trust business shall be principally administered, which at the time of the execution of this Indenture shall be Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attention: Corporate Trust Administration.

         "Redemption Date" has the meaning set forth in Section 10.1.
          ---------------

         "Redemption Price" means 100% of the principal amount of the Debentures
          ----------------
being redeemed, plus accrued and unpaid interest (including any Additional Interest) on such Debentures to the Redemption Date.

         "Responsible  Officer" means, with respect to the Trustee,  any officer
          --------------------
within the Principal Office of the Trustee, including any vice-president, any assistant vice-president, any secretary, any assistant secretary, the treasurer, any assistant treasurer, any trust officer or other officer of the Principal Trust Office of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Securities Act" means the Securities Act of 1933, as amended from time
          --------------
to time or any successor legislation.

         "Securityholder," "holder of Debentures," or other similar terms, means
          --------------
any Person in whose name at the time a particular Debenture is registered on the register kept by the Company or the Trustee for that purpose in accordance with the terms hereof.

         "Senior  Indebtedness"  means,  with  respect to the  Company,  (i) the
          --------------------
principal, premium, if any, and interest in respect of (A) indebtedness of the Company for all borrowed and purchased money and (B) indebtedness evidenced by securities, debentures, notes, bonds or other similar instruments issued by the Company; (ii) all capital lease obligations of the Company; (iii) all obligations of the Company issued or assumed as the deferred purchase price of property, all conditional sale obligations of the Company and all obligations of the Company under any title retention agreement; (iv) all obligations of the Company for the reimbursement of any letter of credit, any banker's acceptance, any security purchase facility, any repurchase agreement or similar arrangement, any interest rate swap, any other hedging arrangement, any obligation under options or any similar credit or other transaction; (v) all obligations of the Company associated with derivative products such as interest and foreign exchange rate contracts, commodity contracts, and similar arrangements; (vi) all obligations of the type referred to in clauses (i) through (v) above of other Persons for the payment of which the Company is responsible or liable as obligor, guarantor or otherwise including, without limitation, similar obligations arising from off-balance sheet guarantees and direct credit substitutes; and (vii) all obligations of the type referred to in clauses (i) through (vi) above of other Persons secured by any lien on any property or asset of the Company (whether or not such obligation is assumed by the Company), whether incurred on or prior to the date of this Indenture or thereafter incurred. Notwithstanding the foregoing, "Senior Indebtedness" shall not include
(1) any Additional Junior Indebtedness, (2) Debentures issued pursuant to this Indenture and guarantees in respect of such Debentures, (3) trade accounts payable of the Company arising in the ordinary course of business (such trade accounts payable being pari passu in right of payment to the Debentures), or (4) obligations with respect to which (a) in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are pari passu, junior or otherwise not superior in right of payment to the Debentures and (b) the Company, prior to the issuance thereof, has notified (and, if then required under the applicable guidelines of the regulating entity, has received approval from) the Federal Reserve (if the Company is a bank holding company) or the OTS (if the Company is a savings and loan holding company). Senior Indebtedness shall continue to be Senior Indebtedness and be entitled to the subordination provisions irrespective of any amendment, modification or waiver of any term of such Senior Indebtedness.

         "Special Event" means any of a Capital  Treatment  Event, an Investment
          -------------
Company Event or a Tax Event.

         "Special Redemption Date" has the meaning set forth in Section 10.2.
          -----------------------

         "Special  Redemption  Price" means the price set forth in the following
          --------------------------
table for any Special Redemption Date that occurs on the date indicated below (or if such day is not a Business Day, then the next succeeding Business Day), expressed as the percentage of the principal amount of the Debentures being redeemed:

----------------------------------------- --------------------------------------
          Month in which Special                 Special Redemption Price
          ----------------------                 ------------------------
          Redemption Date Occurs
          ----------------------
----------------------------------------- --------------------------------------
             December 2004                               104.625%
----------------------------------------- --------------------------------------
               March 2005                                104.300%
----------------------------------------- --------------------------------------
               June 2005                                 104.000%
----------------------------------------- --------------------------------------
             September 2005                              103.650%
----------------------------------------- --------------------------------------
             December 2005                               103.350%
----------------------------------------- --------------------------------------
               March 2006                                103.000%
----------------------------------------- --------------------------------------
               June 2006                                 102.700%
----------------------------------------- --------------------------------------
             September 2006                              102.350%
----------------------------------------- --------------------------------------
             December 2006                               102.050%
----------------------------------------- --------------------------------------
               March 2007                                101.700%
----------------------------------------- --------------------------------------
               June 2007                                 101.400%
----------------------------------------- --------------------------------------
             September 2007                              101.050%
----------------------------------------- --------------------------------------
             December 2007                               100.750%
----------------------------------------- --------------------------------------
               March 2008                                100.450%
----------------------------------------- --------------------------------------
               June 2008                                 100.200%
----------------------------------------- --------------------------------------
     September 2008 and thereafter                       100.000%
----------------------------------------- --------------------------------------

plus, in each case, accrued and unpaid interest (including any Additional Interest) on such Debentures to the Special Redemption Date.

         "Subsidiary"  means with respect to any Person,  (i) any corporation at
          ----------
least a majority of the outstanding voting stock of which is owned, directly or indirectly, by such Person or by one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries, (ii) any general partnership, joint venture or similar entity, at least a majority of the outstanding partnership or similar interests of which shall at the time be owned by such Person, or by one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries and (iii) any limited partnership of which such Person or any of its Subsidiaries is a general partner. For the purposes of this definition, "voting stock" means shares, interests, participations or other equivalents in the equity interest (however designated) in such Person having ordinary voting power for the election of a majority of the directors (or the equivalent) of such Person, other than shares, interests, participations or other equivalents having such power only by reason of the occurrence of a contingency.

         "Tax  Event"  means  the  receipt  by the  Company  and the Trust of an
          ----------
opinion of counsel experienced in such matters to the effect that, as a result of any amendment to or change (including any announced prospective change) in the laws or any regulations thereunder of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement (including any private letter ruling, technical advice memorandum, field service advice, regulatory procedure, notice or announcement, including any notice or announcement of intent to adopt such procedures or regulations) (an "Administrative Action") or judicial decision
                                  ----------------------
interpreting or applying such laws or regulations, regardless of whether such Administrative Action or judicial decision is issued to or in connection with a proceeding involving the Company or the Trust and whether or not subject to review or appeal, which amendment, clarification, change, Administrative Action or decision is enacted, promulgated or announced, in each case on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that: (i) the Trust is, or will be within 90 days of the date of such opinion, subject to United States federal income tax with respect to income received or accrued on the Debentures; (ii) interest payable by the Company on the Debentures is not, or within 90 days of the date of such opinion, will not be, deductible by the Company, in whole or in part, for United States federal income tax purposes; or (iii) the Trust is, or will be within 90 days of the date of such opinion, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

         "3-Month LIBOR" has the meaning set forth in Section 2.10.
          -------------

         "Telerate Page 3750" has the meaning set forth in Section 2.10.
          ------------------

         "Trust" shall mean First Bank Statutory Trust II, a Delaware  statutory
          -----
trust, or any other similar trust created for the purpose of issuing Capital Securities in connection with the issuance of Debentures under this Indenture, of which the Company is the sponsor.

         "Trust Securities" means Common Securities and Capital Securities of the Trust. ----------------

         "Trustee"  means  Wilmington   Trust  Company,   and,  subject  to  the
          -------
provisions of Article VI hereof, shall also include its successors and assigns as Trustee hereunder.

                                   ARTICLE II.
                                   DEBENTURES
                                   ----------

         Section 2.1.   Authentication   and   Dating. Upon  the  execution  and
                        -----------------------------
delivery of this Indenture, or from time to time thereafter, Debentures in an aggregate principal amount not in excess of $20,619,000.00 may be executed and delivered by the Company to the Trustee for authentication, and the Trustee, upon receipt of a written authentication order from the Company, shall thereupon authenticate and make available for delivery said Debentures to or upon the written order of the Company, signed by its Chairman of the Board of Directors, Chief Executive Officer, Vice Chairman, the President, one of its Managing Directors or one of its Vice Presidents without any further action by the Company hereunder. Notwithstanding anything to the contrary contained herein, the Trustee shall be fully protected in relying upon the aforementioned authentication order and written order in authenticating and delivering said Debentures. In authenticating such Debentures, and accepting the additional responsibilities under this Indenture in relation to such Debentures, the Trustee shall be entitled to receive, and (subject to Section 6.1) shall be fully protected in relying upon:

         (a) a copy of any Board Resolution or Board Resolutions relating thereto and, if applicable, an appropriate record of any action taken pursuant to such resolution, in each case certified by the Secretary or an Assistant Secretary of the Company, as the case may be; and

         (b) an Opinion of Counsel prepared in accordance with Section 14.6 which shall also state:

               (1) that such Debentures, when authenticated and delivered by the Trustee and issued by the Company in each case in the manner and subject to any conditions specified in such Opinion of Counsel, will constitute valid and legally binding obligations of the Company, subject to or limited by applicable bankruptcy, insolvency, reorganization, conservatorship, receivership, moratorium and other statutory or decisional laws relating to or affecting creditors' rights or the reorganization of financial institutions (including, without limitation, preference and fraudulent conveyance or transfer laws), heretofore or hereafter enacted or in effect, affecting the rights of creditors generally; and

               (2) that all laws and requirements in respect of the execution and delivery by the Company of the Debentures have been complied with and that authentication and delivery of the Debentures by the Trustee will not violate the terms of this Indenture.

         The Trustee shall have the right to decline to authenticate and deliver any Debentures under this Section if the Trustee, being advised in writing by counsel, determines that such action may not lawfully be taken or if a Responsible Officer of the Trustee in good faith shall determine that such action would expose the Trustee to personal liability to existing holders.

         The definitive Debentures shall be typed, printed, lithographed or engraved on steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Debentures, as evidenced by their execution of such Debentures.

         Section 2.2.   Form  of  Trustee's Certificate  of Authentication.  The
                        ----------------------------------------------------
Trustee's   certificate  of   authentication  on  all  Debentures  shall  be  in
substantially the following form:

         This is one of the Debentures referred to in the within-mentioned Indenture.

         WILMINGTON TRUST COMPANY, as Trustee

         By
           ---------------------------------------------------
         Authorized Signer

         Section 2.3.   Form  and  Denomination of Debentures.   The  Debentures
                        -------------------------------------
shall be substantially in the form of Exhibit A attached hereto. The Debentures shall be in registered, certificated form without coupons and in minimum denominations of $100,000.00 and any multiple of $1,000.00 in excess thereof. Any attempted transfer of the Debentures in a block having an aggregate principal amount of less than $100,000.00 shall be deemed to be void and of no legal effect whatsoever. Any such purported transferee shall be deemed not to be a holder of such Debentures for any purpose, including, but not limited to the receipt of payments on such Debentures, and such purported transferee shall be deemed to have no interest whatsoever in such Debentures. The Debentures shall be numbered, lettered, or otherwise distinguished in such manner or in accordance with such plans as the officers executing the same may determine with the approval of the Trustee as evidenced by the execution and authentication thereof.

         Section 2.4.   Execution of Debentures.  The Debentures shall be signed
                        -----------------------
in the name and on behalf of the Company by the manual or facsimile signature of its Chairman of the Board of Directors, Chief Executive Officer, Vice Chairman, President, one of its Managing Directors or one of its Executive Vice Presidents, Senior Vice Presidents or Vice Presidents. Only such Debentures as shall bear thereon a certificate of authentication substantially in the form herein before recited, executed by the Trustee or the Authenticating Agent by the manual signature of an authorized signer, shall be entitled to the benefits of this Indenture or be valid or obligatory for any purpose. Such certificate by the Trustee or the Authenticating Agent upon any Debenture executed by the Company shall be conclusive evidence that the Debenture so authenticated has been duly authenticated and delivered hereunder and that the holder is entitled to the benefits of this Indenture.

         In case any officer of the Company who shall have signed any of the Debentures shall cease to be such officer before the Debentures so signed shall have been authenticated and delivered by the Trustee or the Authenticating Agent, or disposed of by the Company, such Debentures nevertheless may be authenticated and delivered or disposed of as though the Person who signed such Debentures had not ceased to be such officer of the Company; and any Debenture may be signed on behalf of the Company by such Persons as, at the actual date of the execution of such Debenture, shall be the proper officers of the Company, although at the date of the execution of this Indenture any such person was not such an officer.

         Every Debenture shall be dated the date of its authentication.

         Section 2.5.   Exchange and Registration of Transfer of Debentures. The
                        ---------------------------------------------------
Company shall cause to be kept, at the office or agency maintained for the purpose of registration of transfer and for exchange as provided in Section 3.2, a register (the "Debenture Register") for the Debentures issued hereunder in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration and transfer of all Debentures as in this
Article II provided. The Debenture Register shall be in written form or in any other form capable of being converted into written form within a reasonable time.

         Debentures to be exchanged may be surrendered at the Principal Office of the Trustee or at any office or agency to be maintained by the Company for such purpose as provided in Section 3.2, and the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in exchange therefor the Debenture or Debentures which the Securityholder making the exchange shall be entitled to receive. Upon due presentment for registration of transfer of any Debenture at the Principal Office of the Trustee or at any office or agency of the Company maintained for such purpose as provided in Section 3.2, the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in the name of the transferee or transferees a new Debenture for a like aggregate principal amount. Registration or registration of transfer of any Debenture by the Trustee or by any agent of the Company appointed pursuant to Section 3.2, and delivery of such Debenture, shall be deemed to complete the registration or registration of transfer of such Debenture.

         All Debentures presented for registration of transfer or for exchange or payment shall (if so required by the Company or the Trustee or the Authenticating Agent) be duly endorsed by, or be accompanied by a written instrument or instruments of transfer in form satisfactory to the Company and the Trustee or the Authenticating Agent duly executed by the holder or his attorney duly authorized in writing.

         No service charge shall be made for any exchange or registration of transfer of Debentures, but the Company or the Trustee may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection therewith.

         The Company or the Trustee shall not be required to exchange or register a transfer of any Debenture for a period of 15 days next preceding the date of selection of Debentures for redemption.

         Notwithstanding anything herein to the contrary, Debentures may not be transferred except in compliance with the restricted securities legend set forth below, unless otherwise determined by the Company, upon the advice of counsel expert in securities law, in accordance with applicable law:

         THIS SECURITY IS NOT A SAVINGS ACCOUNT OR DEPOSIT AND IT IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION.

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE COMPANY, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE

SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING AN AGGREGATE PRINCIPAL AMOUNT OF NOT LESS THAN $100,000.00 AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING AN AGGREGATE PRINCIPAL AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         Section 2.6.   Mutilated, Destroyed, Lost or Stolen Debentures. In case
                        -----------------------------------------------
any Debenture shall become mutilated or be destroyed, lost or stolen, the Company shall execute, and upon its written request the Trustee shall authenticate and deliver, a new Debenture bearing a number not contemporaneously outstanding, in exchange and substitution for the mutilated Debenture, or in lieu of and in substitution for the Debenture so destroyed, lost or stolen. In every case the applicant for a substituted Debenture shall furnish to the Company and the Trustee such security or indemnity as may be required by them to save each of them harmless, and, in every case of destruction, loss or theft, the applicant shall also furnish to the Company and the Trustee evidence to their satisfaction of the destruction, loss or theft of such Debenture and of the ownership thereof.

         The Trustee may authenticate any such substituted Debenture and deliver the same upon the written request or authorization of any officer of the Company. Upon the issuance of any substituted Debenture, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses connected therewith. In case any Debenture which has matured or is about to mature or has been called for redemption in full shall become mutilated or be destroyed, lost or stolen, the Company may, instead of issuing a substitute Debenture, pay or authorize the payment of the same (without surrender thereof except in the case of a mutilated Debenture) if the applicant for such payment shall furnish to the Company and the Trustee such security or indemnity as may be required by them to save each of them harmless and, in case of destruction, loss or theft, evidence satisfactory to the Company and to the Trustee of the destruction, loss or theft of such Debenture and of the ownership thereof.

         Every  substituted  Debenture issued pursuant to the provisions of this
Section 2.6 by virtue of the fact that any such Debenture is destroyed, lost or stolen shall constitute an additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Debenture shall be found at any time, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Debentures duly issued hereunder. All Debentures shall be held and owned upon the express condition that, to the extent permitted by applicable law, the foregoing provisions are exclusive with respect to the replacement or payment of mutilated, destroyed, lost or stolen Debentures and shall preclude any and all other rights or remedies notwithstanding any law or statute existing or hereafter enacted to the contrary with respect to the replacement or payment of negotiable instruments or other securities without their surrender.

         Section 2.7.   Temporary Debentures.   Pending   the   preparation   of
                        --------------------
definitive Debentures, the Company may execute and the Trustee shall authenticate and make available for delivery temporary Debentures that are typed, printed or lithographed. Temporary Debentures shall be issuable in any authorized denomination, and substantially in the form of the definitive Debentures in lieu of which they are issued but with such omissions, insertions and variations as may be appropriate for temporary Debentures, all as may be determined by the Company. Every such temporary Debenture shall be executed by the Company and be authenticated by the Trustee upon the same conditions and in substantially the same manner, and with the same effect, as the definitive Debentures. Without unreasonable delay the Company will execute and deliver to the Trustee or the Authenticating Agent definitive Debentures and thereupon any or all temporary Debentures may be surrendered in exchange therefor, at the principal corporate trust office of the Trustee or at any office or agency maintained by the Company for such purpose as provided in Section 3.2, and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in exchange for such temporary Debentures a like aggregate principal amount of such definitive Debentures. Such exchange shall be made by the Company at its own expense and without any charge therefor except that in case of any such exchange involving a registration of transfer the Company may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in relation thereto. Until so exchanged, the temporary Debentures shall in all respects be entitled to the same benefits under this Indenture as definitive Debentures authenticated and delivered hereunder.

         Section 2.8.   Payment of Interest and Additional Interest. Interest at
                        --------------------------------------------
the Interest Rate and any Additional Interest on any Debenture that is payable, and is punctually paid or duly provided for, on any Interest Payment Date for Debentures shall be paid to the Person in whose name said Debenture (or one or more Predecessor Securities) is registered at the close of business on the regular record date for such interest installment except that interest and any Additional Interest payable on the Maturity Date shall be paid to the Person to whom principal is paid.

         Each Debenture shall bear interest for the period beginning on (and including) the date of original issuance and ending on (but excluding) the Interest Payment Date in December 2004 at a rate per annum of 3.92438%, and shall bear interest for each successive Distribution Period beginning on or after the Interest Payment Date in December 2004 at a rate per annum equal to the 3-Month LIBOR, determined as described in Section 2.10, plus 2.05% (the "Coupon Rate"), applied to the principal amount thereof, until the principal
 -----------
thereof becomes due and payable, and on any overdue principal and to the extent that payment of such interest is enforceable under applicable law (without duplication) on any overdue installment of interest (including Additional Interest) at the Interest Rate in effect for each applicable period compounded quarterly. Interest shall be payable (subject to any relevant Extension Period) quarterly in arrears on each Interest Payment Date with the first installment of interest to be paid on the Interest Payment Date in December 2004.

         Any interest on any Debenture, including Additional Interest, that is payable, but is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be
                              -------------------
payable to the registered holder on the relevant regular record date by virtue of having been such holder; and such Defaulted Interest shall be paid by the Company to the Persons in whose names such Debentures (or their respective Predecessor Securities) are registered at the close of business on a special record date for the payment of such Defaulted Interest, which shall be fixed in the following manner: the Company shall notify the Trustee in writing at least 25 days prior to the date of the proposed payment of the amount of Defaulted Interest proposed to be paid on each such Debenture and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this clause provided. Thereupon the Trustee shall fix a special record date for the payment of such Defaulted Interest which shall not be more than 15 nor less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such special record date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the special record date therefor to be mailed, first class postage prepaid, to each Securityholder at its address as it appears in the Debenture Register, not less than 10 days prior to such special record date. Notice of the proposed payment of such Defaulted Interest and the special record date therefor having been mailed as aforesaid, such Defaulted Interest shall be paid to the Persons in whose names such Debentures (or their respective Predecessor Securities) are registered on such special record date and shall be no longer payable.

         The Company may make payment of any Defaulted Interest on any Debentures in any other lawful manner after notice given by the Company to the Trustee of the proposed payment method; provided, however, the Trustee in its
                                         --------   -------
sole discretion deems such payment method to be practical.

         Any interest (including Additional Interest) scheduled to become payable on an Interest Payment Date occurring during an Extension Period shall not be Defaulted Interest and shall be payable on such other date as may be specified in the terms of such Debentures.

         The term "regular record date" as used in this Section shall mean the close of business on the 5th Business Day preceding the applicable Interest Payment Date.

         Subject to the foregoing provisions of this Section, each Debenture delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Debenture shall carry the rights to interest accrued and unpaid, and to accrue, that were carried by such other Debenture.

         Section 2.9.   Cancellation  of Debentures  Paid,  etc. All  Debentures
                        ----------------------------------------
surrendered for the purpose of payment, redemption, exchange or registration of transfer, shall, if surrendered to the Company or any paying agent, be surrendered to the Trustee and promptly canceled by it, or, if surrendered to the Trustee or any Authenticating Agent, shall be promptly canceled by it, and no Debentures shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Indenture. All Debentures canceled by any Authenticating Agent shall be delivered to the Trustee. The Trustee shall destroy all canceled Debentures unless the Company otherwise directs the Trustee in writing. If the Company shall acquire any of the Debentures, however, such acquisition shall not operate as a redemption or satisfaction of the indebtedness represented by such Debentures unless and until the same are surrendered to the Trustee for cancellation.

         Section 2.10.  Computation of Interest.  The amount of interest payable
                        -----------------------
for each Distribution Period will be calculated by applying the Interest Rate to the principal amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360. All percentages resulting from any calculations on the Debentures will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         (a)   "3-Month LIBOR" means the London  interbank offered interest rate
                -------------
for three-month, U.S. dollar deposits determined by the Trustee in the following order of priority:

               (1) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date (as defined below). "Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers'
          Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits;

               (2)  if  such  rate   cannot  be   identified   on  the   related
         Determination Date, the Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations;

               (3) if fewer than two such quotations are provided as requested in clause (2) above, the Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and

               (4) if fewer than two such quotations are provided as requested in clause (3) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period.

         If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         (b) The Interest Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         (c)   "Determination Date"  means  the  date that is two London Banking
                ------------------
Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the particular Distribution Period for which a Coupon Rate is being determined.

         (d) The Trustee shall notify the Company, the Institutional Trustee and any securities exchange or interdealer quotation system on which the Capital Securities are listed, of the Coupon Rate and the Determination Date for each Distribution Period, in each case as soon as practicable after the determination thereof but in no event later than the thirtieth (30th) day of the relevant Distribution Period. Failure to notify the Company, the Institutional Trustee or any securities exchange or interdealer quotation system, or any defect in said notice, shall not affect the obligation of the Company to make payment on the Debentures at the applicable Coupon Rate. Any error in the calculation of the Coupon Rate by the Trustee may be corrected at any time by notice delivered as above provided. Upon the request of a holder of a Debenture, the Trustee shall provide the Coupon Rate then in effect and, if determined, the Coupon Rate for the next Distribution Period.

         (e) Subject to the corrective rights set forth above, all certificates, communications, opinions, determinations, calculations, quotations and decisions given, expressed, made or obtained for the purposes of the provisions relating to the payment and calculation of interest on the Debentures and distributions on the Capital Securities by the Trustee or the Institutional Trustee will (in the absence of willful default, bad faith and manifest error) be final, conclusive and binding on the Trust, the Company and all of the holders of the Debentures and the Capital Securities, and no liability shall (in the absence of willful default, bad faith or manifest error) attach to the Trustee or the Institutional Trustee in connection with the exercise or non-exercise by either of them or their respective powers, duties and discretion.

         Section 2.11.  Extension  of Interest  Payment  Period.  So long as no
                         ---------------------------------------
Extension Event of Default has occurred and is continuing, the Company shall have the right, from time to time, and without causing an Event of Default, to defer payments of interest on the Debentures by extending the interest payment period on the Debentures at any time and from time to time during the term of the Debentures, for up to 20 consecutive quarterly periods (each such extended interest payment period, an "Extension Period"), during which Extension Period
                             -----------------
no interest (including Additional Interest) shall be due and payable (except any Additional Sums that may be due and payable). No Extension Period may end on a date other than an Interest Payment Date. During an Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Interest Rate in effect for such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). At the end of
                                          --------------------
any such Extension Period the Company shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided,
                                                                       --------
however,  that no Extension Period may extend beyond the Maturity Date; provided
-------                                                                 --------
further,  however,  that during any such Extension Period, the Company shall not
-------   -------
and shall not permit any Affiliate to (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's or such Affiliate's capital stock (other than payments of dividends or distributions to the Company) or make any guarantee payments with respect to the foregoing or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (i) or (ii) above, (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (b) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock,
(c) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or (f) payments under the Capital Securities Guarantee). Prior to the termination of any Extension Period, the Company may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest to the extent permitted by applicable law. The Company must give the Trustee notice of its election to begin or extend an Extension Period by the close of business at least 5 Business Days prior to the Interest Payment Date with respect to which interest on the Debentures would have been payable except for the election to begin or extend such Extension Period. The Trustee shall give notice of the Company's election to begin a new Extension Period to the Securityholders.

         Section 2.12.  CUSIP Numbers. The Company in issuing the Debentures may
                        -------------
use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use CUSIP numbers in notices of redemption as a convenience to Securityholders; provided, however, that any such notice may state that no representation is made
--------  -------
as to the correctness of such numbers either as printed on the Debentures or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Debentures, and any such redemption shall not be affected by any defect in or omission of such numbers. The Company will promptly notify the Trustee in writing of any change in the CUSIP numbers.

                                  ARTICLE III.
                       PARTICULAR COVENANTS OF THE COMPANY
                       -----------------------------------

         Section 3.1.   Payment  of  Principal,  Premium  and  Interest;  Agreed
                        --------------------------------------------------------
Treatment of the Debentures.
---------------------------


         (a) The Company covenants and agrees that it will duly and punctually pay or cause to be paid the principal of and premium, if any, and interest and any Additional Interest and other payments on the Debentures at the place, at the respective times and in the manner provided in this Indenture and the Debentures. Each installment of interest on the Debentures may be paid (i) by mailing checks for such interest payable to the order of the holders of Debentures entitled thereto as they appear on the registry books of the Company if a request for a wire transfer has not been received by the Company or (ii) by wire transfer to any account with a banking institution located in the United States designated in writing by such Person to the paying agent no later than the related record date. Notwithstanding the foregoing, so long as the holder of this Debenture is the Institutional Trustee, the payment of the principal of and interest on this Debenture will be made in immediately available funds at such place and to such account as may be designated by the Institutional Trustee.

         (b) The Company will treat the Debentures as indebtedness, and the amounts payable in respect of the principal amount of such Debentures as interest, for all United States federal income tax purposes. All payments in respect of such Debentures will be made free and clear of United States withholding tax to any beneficial owner thereof that has provided an Internal Revenue Service Form W8 BEN (or any substitute or successor form) establishing its non-United States status for United States federal income tax purposes.

         (c) As of the date of this Indenture, the Company has no present intention to exercise its right under Section 2.11 to defer payments of interest on the Debentures by commencing an Extension Period.

         (d) As of the date of this Indenture, the Company believes that the likelihood that it would exercise its right under Section 2.11 to defer payments of interest on the Debentures by commencing an Extension Period at any time during which the Debentures are outstanding is remote because of the restrictions that would be imposed on the Company's ability to declare or pay dividends or distributions on, or to redeem, purchase or make a liquidation payment with respect to, any of its outstanding equity and on the Company's ability to make any payments of principal of or interest on, or repurchase or redeem, any of its debt securities that rank pari passu in all respects with (or junior in interest to) the Debentures.

         Section 3.2.   Offices for Notices and Payments, etc. So long as any of
                        --------------------------------------
the Debentures remain outstanding, the Company will maintain in Wilmington, Delaware, an office or agency where the Debentures may be presented for payment, an office or agency where the Debentures may be presented for registration of transfer and for exchange as in this Indenture provided and an office or agency where notices and demands to or upon the Company in respect of the Debentures or of this Indenture may be served. The Company will give to the Trustee written notice of the location of any such office or agency and of any change of location thereof. Until otherwise designated from time to time by the Company in a notice to the Trustee, or specified as contemplated by Section 2.5, such office or agency for all of the above purposes shall be the office or agency of the Trustee. In case the Company shall fail to maintain any such office or agency in Wilmington, Delaware, or shall fail to give such notice of the location or of any change in the location thereof, presentations and demands may be made and notices may be served at the Principal Office of the Trustee.

         In addition to any such office or agency, the Company may from time to time designate one or more offices or agencies outside Wilmington, Delaware, where the Debentures may be presented for registration of transfer and for exchange in the manner provided in this Indenture, and the Company may from time to time rescind such designation, as the Company may deem desirable or expedient; provided, however, that no such designation or rescission shall in
            --------   -------
any manner relieve the Company of its obligation to maintain any such office or agency in Wilmington, Delaware, for the purposes above mentioned. The Company will give to the Trustee prompt written notice of any such designation or rescission thereof.

         Section 3.3.   Appointments to Fill Vacancies in Trustee's Office.  The
                        ---------------------------------------------------
Company, whenever necessary to avoid or fill a vacancy in the office of Trustee, will appoint, in the manner provided in Section 6.9, a Trustee, so that there shall at all times be a Trustee hereunder.

         Section 3.4.   Provision as to Paying Agent.
                        ----------------------------

         (a) If the Company shall appoint a paying agent other than the Trustee, it will cause such paying agent to execute and deliver to the Trustee an instrument in which such agent shall agree with the Trustee, subject to the provision of this Section 3.4,

               (1) that it will hold all sums held by it as such agent for the payment of the principal of and premium, if any, or interest, if any, on the Debentures (whether such sums have been paid to it by the Company or by any other obligor on the Debentures) in trust for the benefit of the holders of the Debentures;

               (2) that it will give the Trustee prompt written notice of any failure by the Company (or by any other obligor on the Debentures) to make any payment of the principal of and premium, if any, or interest, if any, on the Debentures when the same shall be due and payable; and

               (3) that it will, at any time during the continuance of any Event of Default, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such paying agent.

         (b) If the Company shall act as its own paying agent, it will, on or before each due date of the principal of and premium, if any, or interest or other payments, if any, on the Debentures, set aside, segregate and hold in trust for the benefit of the holders of the Debentures a sum sufficient to pay such principal, premium, interest or other payments so becoming due and will notify the Trustee in writing of any failure to take such action and of any failure by the Company (or by any other obligor under the Debentures) to make any payment of the principal of and premium, if any, or interest or other payments, if any, on the Debentures when the same shall become due and payable.

         Whenever the Company shall have one or more paying agents for the Debentures, it will, on or prior to each due date of the principal of and premium, if any, or interest, if any, on the Debentures, deposit with a paying agent a sum sufficient to pay the principal, premium, interest or other payments so becoming due, such sum to be held in trust for the benefit of the Persons entitled thereto and (unless such paying agent is the Trustee) the Company shall promptly notify the Trustee in writing of its action or failure to act.

         (c) Anything in this Section 3.4 to the contrary notwithstanding, the Company may, at any time, for the purpose of obtaining a satisfaction and discharge with respect to the Debentures, or for any other reason, pay, or direct any paying agent to pay to the Trustee all sums held in trust by the Company or any such paying agent, such sums to be held by the Trustee upon the trusts herein contained.

         (d) Anything in this Section 3.4 to the contrary notwithstanding, the agreement to hold sums in trust as provided in this Section 3.4 is subject to Sections 12.3 and 12.4.

         Section 3.5.   Certificate  to Trustee. The Company will deliver to the
                        -----------------------
Trustee on or before 120 days after the end of each fiscal year, so long as Debentures are outstanding hereunder, a Certificate stating that in the course of the performance by the signers of their duties as officers of the Company they would normally have knowledge of any default during such fiscal year by the Company in the performance of any covenants contained herein, stating whether or not they have knowledge of any such default and, if so, specifying each such default of which the signers have knowledge and the nature and status thereof.

         Section 3.6.   Additional  Sums. If and for so long as the Trust is the
                        ----------------
holder of all Debentures and the Trust is required to pay any additional taxes (including withholding taxes), duties, assessments or other governmental charges as a result of a Tax Event, the Company will pay such additional amounts ("Additional Sums") on the Debentures as shall be required so that the net
  ----------------
amounts received and retained by the Trust after paying taxes (including withholding taxes), duties, assessments or other governmental charges will be equal to the amounts the Trust would have received if no such taxes, duties, assessments or other governmental charges had been imposed. Whenever in this Indenture or the Debentures there is a reference in any context to the payment of principal of or interest on the Debentures, such mention shall be deemed to include mention of payments of the Additional Sums provided for in this paragraph to the extent that, in such context, Additional Sums are, were or would be payable in respect thereof pursuant to the provisions of this paragraph and express mention of the payment of Additional Sums (if applicable) in any provisions hereof shall not be construed as excluding Additional Sums in those provisions hereof where such express mention is not made; provided, however,
                                                             --------   -------
that the deferral of the payment of interest during an Extension Period pursuant to Section 2.11 shall not defer the payment of any Additional Sums that may be due and payable.

         Section 3.7.   Compliance  with Consolidation Provisions.  The  Company
                        -----------------------------------------
will not, while any of the Debentures remain outstanding, consolidate with, or merge into, or merge into itself, or sell or convey all or substantially all of its property to any other Person unless the provisions of Article XI hereof are complied with.

         Section 3.8.   Limitation  on  Dividends.  If Debentures  are initially
                        -------------------------
issued to the Trust or a trustee of such Trust in connection with the issuance of Trust Securities by the Trust (regardless of whether Debentures continue to be held by such Trust) and (i) there shall have occurred and be continuing an Event of Default, (ii) the Company shall be in default with respect to its payment of any obligations under the Capital Securities Guarantee, or (iii) the Company shall have given notice of its election to defer payments of interest on the Debentures by extending the interest payment period as provided herein and such period, or any extension thereof, shall be continuing, then the Company shall not, and shall not allow any Affiliate of the Company to, (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or its Affiliates' capital stock (other than payments of dividends or distributions to the Company) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (1) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, if any, (2) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (3) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (4) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (5) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or
(6) payments under the Capital Securities Guarantee).

         Section 3.9.   Covenants  as to the  Trust.  For so long  as the  Trust
                        ---------------------------
Securities remain outstanding, the Company shall maintain 100% ownership of the Common Securities; provided, however, that any permitted successor of the
                     --------   -------
Company under this Indenture may succeed to the Company's ownership of such Common Securities. The Company, as owner of the Common Securities, shall, except in connection with a distribution of Debentures to the holders of Trust Securities in liquidation of the Trust, the redemption of all of the Trust
Securities or certain mergers, consolidations or amalgamations, each as permitted by the Declaration, cause the Trust (a) to remain a statutory trust,
(b) to otherwise continue to be classified as a grantor trust for United States federal income tax purposes, and (c) to cause each holder of Trust Securities to be treated as owning an undivided beneficial interest in the Debentures.

         Section 3.10.  Additional Junior  Indebtedness.  The Company shall not,
                        -------------------------------
and it shall not cause or permit any Subsidiary of the Company to, incur, issue or be obligated on any Additional Junior Indebtedness, either directly or indirectly, by way of guarantee, suretyship or otherwise, other than Additional Junior Indebtedness (i) that, by its terms, is expressly stated to be either junior and subordinate or pari passu in all respects to the Debentures, and (ii) of which the Company has notified (and, if then required under the applicable guidelines of the regulating entity, has received approval from) the Federal Reserve, if the Company is a bank holding company, or the OTS, if the Company is a savings and loan holding company.

                                  ARTICLE IV.
                       SECURITYHOLDERS' LISTS AND REPORTS
                       ----------------------------------
                         BY THE COMPANY AND THE TRUSTEE
                         ------------------------------

         Section 4.1.   Securityholders' Lists. The Company covenants and agrees
                        ----------------------
that it will furnish or caused to be furnished to the Trustee:

         (a) on each regular record date for the Debentures, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Securityholders of the Debentures as of such record date; and

         (b) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished;

except that no such lists need be furnished under this Section 4.1 so long as the Trustee is in possession thereof by reason of its acting as Debenture registrar.

         Section 4.2.   Preservation and Disclosure of Lists.
                        ------------------------------------

         (a) The Trustee shall preserve, in as current a form as is reasonably practicable, all information as to the names and addresses of the holders of Debentures (1) contained in the most recent list furnished to it as provided in
Section 4.1 or (2) received by it in the capacity of Debentures registrar (if so acting) hereunder. The Trustee may destroy any list furnished to it as provided in Section 4.1 upon receipt of a new list so furnished.

         (b) In case three or more holders of Debentures (hereinafter referred to as "applicants") apply in writing to the Trustee and furnish to the Trustee reasonable proof that each such applicant has owned a Debenture for a period of at least 6 months preceding the date of such application, and such application states that the applicants desire to communicate with other holders of Debentures with respect to their rights under this Indenture or under such Debentures and is accompanied by a copy of the form of proxy or other communication which such applicants propose to transmit, then the Trustee shall within 5 Business Days after the receipt of such application, at its election, either:

               (1) afford such applicants access to the information preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this Section 4.2, or

               (2) inform such applicants as to the approximate number of holders of Debentures whose names and addresses appear in the information preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this Section 4.2, and as to the approximate cost of mailing to such Securityholders the form of proxy or other communication, if any, specified in such application.

         If the Trustee shall elect not to afford such applicants access to such information, the Trustee shall, upon the written request of such applicants, mail to each Securityholder whose name and address appear in the information preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this Section 4.2 a copy of the form of proxy or other communication which is specified in such request with reasonable promptness after a tender to the Trustee of the material to be mailed and of payment, or provision for the payment, of the reasonable expenses of mailing, unless within five days after such tender, the Trustee shall mail to such applicants and file with the Securities and Exchange Commission, if permitted or required by applicable law, together with a copy of the material to be mailed, a written statement to the effect that, in the opinion of the Trustee, such mailing would be contrary to the best interests of the holders of all Debentures, as the case may be, or would be in violation of applicable law. Such written statement shall specify the basis of such opinion. If said Commission, as permitted or required by applicable law, after opportunity for a hearing upon the objections specified in the written statement so filed, shall enter an order refusing to sustain any of such objections or if, after the entry of an order sustaining one or more of such objections, said Commission shall find, after notice and opportunity for hearing, that all the objections so sustained have been met and shall enter an order so declaring, the Trustee shall mail copies of such material to all such Securityholders with reasonable promptness after the entry of such order and the renewal of such tender; otherwise the Trustee shall be relieved of any obligation or duty to such applicants respecting their application.

         (c) Each and every holder of Debentures, by receiving and holding the same, agrees with Company and the Trustee that neither the Company nor the Trustee nor any paying agent shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the holders of Debentures in accordance with the provisions of subsection (b) of this
Section 4.2, regardless of the source from which such information was derived, and that the Trustee shall not be held accountable by reason of mailing any material pursuant to a request made under said subsection (b).

                                   ARTICLE V.
                   REMEDIES OF THE TRUSTEE AND SECURITYHOLDERS
                   -------------------------------------------
                            UPON AN EVENT OF DEFAULT
                            ------------------------

         Section 5.1.   Events of Default.  "Event of  Default,"  wherever  used
                        -----------------
herein, means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

         (a) the Company defaults in the payment of any interest upon any Debenture, including any Additional Interest in respect thereof, following the nonpayment of any such interest for twenty or more consecutive Distribution Periods; or

         (b) the Company defaults in the payment of all or any part of the principal of (or premium, if any, on) any Debentures as and when the same shall become due and payable either at maturity, upon redemption, by declaration of acceleration or otherwise; or

         (c) the Company defaults in the performance of, or breaches, any of its covenants or agreements in this Indenture or in the terms of the Debentures established as contemplated in this Indenture (other than a covenant or agreement a default in whose performance or whose breach is elsewhere in this Section specifically dealt with), and continuance of such default or breach for a period of 60 days after there has been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% in aggregate principal amount of the outstanding Debentures, a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

         (d) a court of competent jurisdiction shall enter a decree or order for relief in respect of the Company in an involuntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or for any substantial part of its property, or ordering the winding-up or liquidation of its affairs and such decree or order shall remain unstayed and in effect for a period of 90 consecutive days; or

         (e) the Company shall commence a voluntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the Company or of any substantial part of its property, or shall make any general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due; or

         (f) the Trust shall have voluntarily or involuntarily liquidated, dissolved, wound-up its business or otherwise terminated its existence except in connection with (i) the distribution of the Debentures to holders of such Trust Securities in liquidation of their interests in the Trust, (ii) the redemption of all of the outstanding Trust Securities or (iii) certain mergers, consolidations or amalgamations, each as permitted by the Declaration.

         If an Event of Default under Section 5.1(a), (d) or (e) occurs and is continuing with respect to the Debentures, then, and in each and every such case, unless the principal of the Debentures shall have already become due and payable, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Debentures then outstanding hereunder, by notice in writing to the Company (and to the Trustee if given by Securityholders), may declare the entire principal of the Debentures and the interest accrued thereon, if any, to be due and payable immediately, and upon any such declaration the same shall become immediately due and payable. If an Event of Default under
Section 5.1(b), (c) or (f) occurs and is continuing with respect to the Debentures, then, and in each and every such case, unless the principal of the Debentures shall have already become due and payable, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Debentures then outstanding hereunder, by notice in writing to the Company (and to the Trustee if given by Securityholders), may proceed to remedy the default or breach thereunder by such appropriate judicial proceedings as the Trustee or such holders shall deem most effectual to remedy the defaulted covenant or enforce the provisions of this Indenture so breached, either by suit in equity or by action at law, for damages or otherwise.

         The foregoing provisions, however, are subject to the condition that if, at any time after the principal of the Debentures shall have been so declared due and payable, and before any judgment or decree for the payment of the moneys due shall have been obtained or entered as hereinafter provided, (i) the Company shall pay or shall deposit with the Trustee a sum sufficient to pay all matured installments of interest upon all the Debentures and the principal of and premium, if any, on the Debentures which shall have become due otherwise than by acceleration (with interest upon such principal and premium, if any, and Additional Interest) and such amount as shall be sufficient to cover reasonable compensation to the Trustee and each predecessor Trustee, their respective agents, attorneys and counsel, and all other amounts due to the Trustee pursuant to Section 6.6, if any, and (ii) all Events of Default under this Indenture, other than the non-payment of the principal of or premium, if any, on Debentures which shall have become due by acceleration, shall have been cured, waived or otherwise remedied as provided herein -- then and in every such case the holders of a majority in aggregate principal amount of the Debentures then outstanding, by written notice to the Company and to the Trustee, may waive all defaults and rescind and annul such declaration and its consequences, but no such waiver or rescission and annulment shall extend to or shall affect any subsequent default or shall impair any right consequent thereon.

         In case the Trustee shall have proceeded to enforce any right under this Indenture and such proceedings shall have been discontinued or abandoned because of such rescission or annulment or for any other reason or shall have been determined adversely to the Trustee, then and in every such case the Company, the Trustee and the holders of the Debentures shall be restored respectively to their several positions and rights hereunder, and all rights, remedies and powers of the Company, the Trustee and the holders of the Debentures shall continue as though no such proceeding had been taken.

         Section 5.2.   Payment of  Debentures  on Default;  Suit  Therefor. The
                        ---------------------------------------------------
Company  covenants that upon the  occurrence of an Event of Default  pursuant to
Section 5.1(a) or (b) then, upon demand of the Trustee, the Company will pay to the Trustee, for the benefit of the holders of the Debentures the whole amount that then shall have become due and payable on all Debentures for principal and premium, if any, or interest, or both, as the case may be, with Additional Interest accrued on the Debentures (to the extent that payment of such interest is enforceable under applicable law and, if the Debentures are held by the Trust or a trustee of such Trust, without duplication of any other amounts paid by the Trust or a trustee in respect thereof); and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including a reasonable compensation to the Trustee, its agents, attorneys and counsel, and any other amounts due to the Trustee under Section 6.6. In case the Company shall fail forthwith to pay such amounts upon such demand, the Trustee, in its own name and as trustee of an express trust, shall be entitled and empowered to institute any actions or proceedings at law or in equity for the collection of the sums so due and unpaid, and may prosecute any such action or proceeding to judgment or final decree, and may enforce any such judgment or final decree against the Company or any other obligor on such Debentures and collect in the manner provided by law out of the property of the Company or any other obligor on such Debentures wherever situated the moneys adjudged or decreed to be payable.

         In case there shall be pending proceedings for the bankruptcy or for the reorganization of the Company or any other obligor on the Debentures under Bankruptcy Law, or in case a receiver or trustee shall have been appointed for the property of the Company or such other obligor, or in the case of any other similar judicial proceedings relative to the Company or other obligor upon the Debentures, or to the creditors or property of the Company or such other obligor, the Trustee, irrespective of whether the principal of the Debentures shall then be due and payable as therein expressed or by declaration of acceleration or otherwise and irrespective of whether the Trustee shall have made any demand pursuant to the provisions of this Section 5.2, shall be entitled and empowered, by intervention in such proceedings or otherwise,

         (i) to file and prove a claim or claims for the whole amount of principal and interest owing and unpaid in respect of the Debentures,

         (ii) in case of any judicial proceedings, to file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for reasonable compensation to the Trustee and each predecessor Trustee, and their respective agents, attorneys and counsel, and for reimbursement of all other amounts due to the Trustee under
               Section 6.6), and of the Securityholders allowed in such judicial proceedings relative to the Company or any other obligor on the Debentures, or to the creditors or property of the Company or such other obligor, unless prohibited by applicable law and regulations, to vote on behalf of the holders of the Debentures in any election of a trustee or a standby trustee in arrangement, reorganization, liquidation or other bankruptcy or insolvency proceedings or Person performing similar functions in comparable proceedings,

         (iii) to collect and receive any moneys or other property payable or deliverable on any such claims, and

         (iv) to distribute the same after the deduction of its charges and expenses.

Any receiver, assignee or trustee in bankruptcy or reorganization is hereby authorized by each of the Securityholders to make such payments to the Trustee, and, in the event that the Trustee shall consent to the making of such payments directly to the Securityholders, to pay to the Trustee such amounts as shall be sufficient to cover reasonable compensation to the Trustee, each predecessor Trustee and their respective agents, attorneys and counsel, and all other amounts due to the Trustee under Section 6.6.

         Nothing herein contained shall be construed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Securityholder any plan of reorganization, arrangement, adjustment or composition affecting the Debentures or the rights of any holder thereof or to authorize the Trustee to vote in respect of the claim of any Securityholder in any such proceeding.

         All rights of action and of asserting claims under this Indenture, or under any of the Debentures, may be enforced by the Trustee without the possession of any of the Debentures, or the production thereof at any trial or other proceeding relative thereto, and any such suit or proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall be for the ratable benefit of the holders of the Debentures.

         In any proceedings brought by the Trustee (and also any proceedings involving the interpretation of any provision of this Indenture to which the Trustee shall be a party), the Trustee shall be held to represent all the holders of the Debentures, and it shall not be necessary to make any holders of the Debentures parties to any such proceedings.

         Section 5.3.   Application  of Moneys Collected by Trustee.  Any moneys
                        --------------------------------------------
collected by the Trustee pursuant to this Article V shall be applied in the following order, at the date or dates fixed by the Trustee for the distribution of such moneys, upon presentation of the several Debentures in respect of which moneys have been collected, and stamping thereon the payment, if only partially paid, and upon surrender thereof if fully paid:

         First: To the payment of costs and expenses incurred by, and reasonable fees of, the Trustee, its agents, attorneys and counsel, and of all other amounts due to the Trustee under Section 6.6;

         Second: To the payment of all Senior Indebtedness of the Company if and to the extent required by Article XV;

         Third: To the payment of the amounts then due and unpaid upon Debentures for principal (and premium, if any), and interest on the Debentures, in respect of which or for the benefit of which money has been collected, ratably, without preference or priority of any kind, according to the amounts due on such Debentures (including Additional Interest); and

         Fourth: The balance, if any, to the Company.

         Section 5.4.   Proceedings   by   Securityholders.  No  holder  of  any
                        ----------------------------------
Debenture shall have any right to institute any suit, action or proceeding for any remedy hereunder, unless such holder previously shall have given to the Trustee written notice of an Event of Default with respect to the Debentures and unless the holders of not less than 25% in aggregate principal amount of the Debentures then outstanding shall have given the Trustee a written request to institute such action, suit or proceeding and shall have offered to the Trustee such reasonable indemnity as it may require against the costs, expenses and liabilities to be incurred thereby, and the Trustee for 60 days after its receipt of such notice, request and offer of indemnity shall have failed to institute any such action, suit or proceeding.

         Notwithstanding any other provisions in this Indenture, however, the right of any holder of any Debenture to receive payment of the principal of, premium, if any, and interest, on such Debenture when due, or to institute suit for the enforcement of any such payment, shall not be impaired or affected without the consent of such holder and by accepting a Debenture hereunder it is expressly understood, intended and covenanted by the taker and holder of every Debenture with every other such taker and holder and the Trustee, that no one or more holders of Debentures shall have any right in any manner whatsoever by virtue or by availing itself of any provision of this Indenture to affect, disturb or prejudice the rights of the holders of any other Debentures, or to obtain or seek to obtain priority over or preference to any other such holder, or to enforce any right under this Indenture, except in the manner herein provided and for the equal, ratable and common benefit of all holders of Debentures. For the protection and enforcement of the provisions of this Section, each and every Securityholder and the Trustee shall be entitled to such relief as can be given either at law or in equity.

         Section  5.5.  Proceedings  by Trustee.  In case of an Event of Default
                        -----------------------
hereunder the Trustee may in its discretion proceed to protect and enforce the rights vested in it by this Indenture by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any of such rights, either by suit in equity or by action at law or by proceeding in bankruptcy or otherwise, whether for the specific enforcement of any covenant or agreement contained in this Indenture or in aid of the exercise of any power granted in this Indenture, or to enforce any other legal or equitable right vested in the Trustee by this Indenture or by law.

         Section 5.6.   Remedies Cumulative and Continuing;  Delay  or  Omission
                        --------------------------------------------------------
Not a Waiver.  Except as otherwise  provided  in  Section  2.6,  all  powers and
------------
remedies given by this Article V to the Trustee or to the Securityholders shall, to the extent permitted by law, be deemed cumulative and not exclusive of any other powers and remedies available to the Trustee or the holders of the Debentures, by judicial proceedings or otherwise, to enforce the performance or observance of the covenants and agreements contained in this Indenture or otherwise established with respect to the Debentures, and no delay or omission of the Trustee or of any holder of any of the Debentures to exercise any right, remedy or power accruing upon any Event of Default occurring and continuing as aforesaid shall impair any such right, remedy or power, or shall be construed to be a waiver of any such default or an acquiescence therein; and, subject to the provisions of Section 5.4, every power and remedy given by this Article V or by law to the Trustee or to the Securityholders may be exercised from time to time, and as often as shall be deemed expedient, by the Trustee (in accordance with its duties under Section 6.1) or by the Securityholders.

         Section 5.7.   Direction  of  Proceedings  and  Waiver of  Defaults  by
                        --------------------------------------------------------
Majority of  Securityholders.  The holders of a majority in aggregate  principal
----------------------------
amount of the Debentures affected (voting as one class) at the time outstanding shall have the right to direct the time, method, and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee with respect to such Debentures; provided,
                                                                       --------
however,  that (subject to the provisions of Section 6.1) the Trustee shall have
-------
the right to decline to follow any such direction if the Trustee shall determine that the action so directed would be unjustly prejudicial to the holders not taking part in such direction or if the Trustee being advised by counsel determines that the action or proceeding so directed may not lawfully be taken or if a Responsible Officer of the Trustee shall determine that the action or proceedings so directed would involve the Trustee in personal liability.

         The holders of a majority in aggregate principal amount of the Debentures at the time outstanding may on behalf of the holders of all of the Debentures waive (or modify any previously granted waiver of) any past default or Event of Default, and its consequences, except a default (a) in the payment of principal of, premium, if any, or interest on any of the Debentures, (b) in respect of covenants or provisions hereof which cannot be modified or amended without the consent of the holder of each Debenture affected, or (c) in respect of the covenants contained in Section 3.9; provided, however, that if the
                                                --------   -------
Debentures are held by the Trust or a trustee of such trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in Liquidation Amount of Trust Securities of the Trust shall have consented to such waiver or modification to such waiver, provided, further, that
                                                         --------  -------
if the consent of the holder of each outstanding Debenture is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of this Indenture and the Company, the Trustee and the holders of the Debentures shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon. Whenever any default or Event of Default hereunder shall have been waived as permitted by this Section, said default or Event of Default shall for all purposes of the Debentures and this Indenture be deemed to have been cured and to be not continuing.

         Section 5.8.   Notice of  Defaults.  The Trustee shall,  within 90 days
                        -------------------
after the actual knowledge by a Responsible Officer of the Trustee of the occurrence of a default with respect to the Debentures, mail to all Securityholders, as the names and addresses of such holders appear upon the Debenture Register, notice of all defaults with respect to the Debentures known to the Trustee, unless such defaults shall have been cured before the giving of such notice (the term "defaults" for the purpose of this Section 5.8 being hereby defined to be the events specified in clauses (a), (b), (c), (d), (e) and
(f) of Section 5.1, not including periods of grace, if any, provided for therein); provided, however, that, except in the case of default in the payment
           --------  -------
of the principal of, premium, if any, or interest on any of the Debentures, the Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Trustee in good faith determines that the withholding of such notice is in the interests of the Securityholders.

         Section 5.9.   Undertaking  to Pay Costs. All parties to this Indenture
                        -------------------------
agree, and each holder of any Debenture by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees and expenses, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; provided, however, that the provisions of
                                       --------  -------
this Section 5.9 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Securityholder, or group of Securityholders, holding in the aggregate more than 10% in principal amount of the Debentures outstanding, or to any suit instituted by any Securityholder for the enforcement of the payment of the principal of (or premium, if any) or interest on any Debenture against the Company on or after the same shall have become due and payable.

                                  ARTICLE VI.
                             CONCERNING THE TRUSTEE
                             ----------------------

         Section 6.1.   Duties and Responsibilities of Trustee.  With respect to
                        ----------------------------------------
the holders of Debentures issued hereunder, the Trustee, prior to the occurrence of an Event of Default with respect to the Debentures and after the curing or waiving of all Events of Default which may have occurred, with respect to the Debentures, undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants shall be read into this Indenture against the Trustee. In case an Event of Default with respect to the Debentures has occurred (which has not been cured or waived), the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

         No provision of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act or its own willful misconduct, except that:

         (a) prior to the occurrence of an Event of Default with respect to Debentures and after the curing or waiving of all Events of Default which may have occurred

                    (1) the duties and  obligations  of the Trustee with respect to Debentures shall be determined solely by the express provisions of this Indenture, and the Trustee shall not be liable except for the performance of such duties and obligations with respect to the Debentures as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee, and

                    (2) in the absence of bad faith on the part of the  Trustee, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture; but, in the case of any such certificates or opinions which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Indenture;

         (b) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer or Officers of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts; and

         (c) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith, in accordance with the direction of the Securityholders pursuant to Section 5.7, relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture.

         None of the provisions contained in this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if there is ground for believing that the repayment of such funds or liability is not assured to it under the terms of this Indenture or indemnity satisfactory to the Trustee against such risk is not reasonably assured to it.

         Section 6.2.   Reliance   on   Documents,   Opinions,  etc.  Except  as
                        -------------------------------------------
otherwise provided in Section 6.1:

         (a) the Trustee may conclusively rely and shall be fully protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, note, debenture or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

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

         (e) the Trustee shall not be liable for any action taken or omitted by it in good faith and believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Indenture; nothing contained herein shall, however, relieve the Trustee of the obligation, upon the occurrence of an Event of Default with respect to the Debentures (that has not been cured or waived) to exercise with respect to Debentures such of the rights and powers vested in it by this Indenture, and to use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs;

         (f) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, debenture, coupon or other paper or document, unless requested in writing to do so by the holders of not less than a majority in aggregate principal amount of the outstanding Debentures affected thereby; provided, however, that if the payment
                                         --------   -------
within a reasonable time to the Trustee of the costs, expenses or liabilities likely to be incurred by it in the making of such investigation is, in the opinion of the Trustee, not reasonably assured to the Trustee by the security afforded to it by the terms of this Indenture, the Trustee may require reasonable indemnity against such expense or liability as a condition to so proceeding;

         (g) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents (including any Authenticating Agent) or attorneys, and the Trustee shall not be responsible for any misconduct or negligence on the part of any such agent or attorney appointed by it with due care; and

         (h) with the exceptions of defaults under Sections 5.1(a) or (b), the Trustee shall not be charged with knowledge of any Default or Event of Default with respect to the Debentures unless a written notice of such Default or Event of Default shall have been given to the Trustee by the Company or any other obligor on the Debentures or by any holder of the Debentures.

         Section 6.3.   No  Responsibility  for  Recitals,   etc.  The  recitals
                        ----------------------------------------
contained herein and in the Debentures (except in the certificate of authentication of the Trustee or the Authenticating Agent) shall be taken as the statements of the Company, and the Trustee and the Authenticating Agent assume no responsibility for the correctness of the same. The Trustee and the Authenticating Agent make no representations as to the validity or sufficiency of this Indenture or of the Debentures. The Trustee and the Authenticating Agent shall not be accountable for the use or application by the Company of any Debentures or the proceeds of any Debentures authenticated and delivered by the Trustee or the Authenticating Agent in conformity with the provisions of this Indenture.

         Section 6.4.   Trustee,  Authenticating  Agent, Paying Agents, Transfer
                        --------------------------------------------------------
Agents or Registrar May Own Debentures.  The Trustee or any Authenticating Agent
--------------------------------------
or any paying agent or any transfer agent or any Debenture registrar, in its individual or any other capacity, may become the owner or pledgee of Debentures with the same rights it would have if it were not Trustee, Authenticating Agent, paying agent, transfer agent or Debenture registrar.

         Section 6.5.   Moneys to be Held in Trust. Subject to the provisions of
                        --------------------------
Section 12.4, all moneys received by the Trustee or any paying agent shall, until used or applied as herein provided, be held in trust for the purpose for which they were received, but need not be segregated from other funds except to the extent required by law. The Trustee and any paying agent shall be under no liability for interest on any money received by it hereunder except as otherwise agreed in writing with the Company. So long as no Event of Default shall have occurred and be continuing, all interest allowed on any such moneys shall be paid from time to time upon the written order of the Company, signed by the Chairman of the Board of Directors, the Chief Executive Officer, the President, a Managing Director, a Vice President, the Treasurer or an Assistant Treasurer of the Company.

         Section 6.6.   Compensation  and  Expenses  of  Trustee.   The  Company
                        ----------------------------------------
covenants and agrees to pay or reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any of the provisions of this Indenture (including the reasonable compensation and the expenses and disbursements of its counsel and of all Persons not regularly in its employ) except any such expense, disbursement or advance as may arise from its negligence or willful misconduct. For purposes of clarification, this Section 6.6 does not contemplate the payment by the Company of acceptance or annual administration fees owing to the Trustee pursuant to the services to be provided by the Trustee under this Indenture or the fees and expenses of the Trustee's counsel in connection with the closing of the transactions contemplated by this Indenture. The Company also covenants to indemnify each of the Trustee or any predecessor Trustee (and its officers, agents, directors and employees) for, and to hold it harmless against, any and all loss, damage, claim, liability or expense including taxes (other than taxes based on the income of the Trustee) incurred without negligence or willful misconduct on the part of the Trustee and arising out of or in connection with the acceptance or administration of this trust, including the costs and expenses of defending itself against any claim of liability. The obligations of the Company under this Section 6.6 to compensate and indemnify the Trustee and to pay or reimburse the Trustee for expenses, disbursements and advances shall constitute additional indebtedness hereunder. Such additional indebtedness shall be secured by a lien prior to that of the Debentures upon all property and funds held or collected by the Trustee as such, except funds held in trust for the benefit of the holders of particular Debentures.

         Without prejudice to any other rights available to the Trustee under applicable law, when the Trustee incurs expenses or renders services in connection with an Event of Default specified in Section 5.1(d), (e) or (f), the expenses (including the reasonable charges and expenses of its counsel) and the compensation for the services are intended to constitute expenses of administration under any applicable federal or state bankruptcy, insolvency or other similar law.

         The provisions of this Section shall survive the resignation or removal of the Trustee and the defeasance or other termination of this Indenture.

         Notwithstanding anything in this Indenture or any Debenture to the contrary, the Trustee shall have no obligation whatsoever to advance funds to pay any principal of or interest on or other amounts with respect to the Debentures or otherwise advance funds to or on behalf of the Company.

         Section 6.7.   Officers' Certificate  as Evidence.  Except as otherwise
                        ----------------------------------
provided in Sections 6.1 and 6.2, whenever in the administration of the provisions of this Indenture the Trustee shall deem it necessary or desirable that a matter be proved or established prior to taking or omitting any action hereunder, such matter (unless other evidence in respect thereof be herein specifically prescribed) may, in the absence of negligence or willful misconduct on the part of the Trustee, be deemed to be conclusively proved and established by an Officers' Certificate delivered to the Trustee, and such certificate, in the absence of negligence or willful misconduct on the part of the Trustee, shall be full warrant to the Trustee for any action taken or omitted by it under the provisions of this Indenture upon the faith thereof.

         Section 6.8.   Eligibility of Trustee. The  Trustee  hereunder shall at
                        ----------------------
all times be a corporation organized and doing business under the laws of the United States of America or any state or territory thereof or of the District of Columbia or a corporation or other Person authorized under such laws to exercise corporate trust powers, having (or whose obligations under this Indenture are guaranteed by an affiliate having) a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000.00) and subject to supervision or examination by federal, state, territorial, or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 6.8 the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent records of condition so published.

         The Company may not, nor may any Person directly or indirectly controlling, controlled by, or under common control with the Company, serve as Trustee.

         In case at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 6.8, the Trustee shall resign immediately in the manner and with the effect specified in Section 6.9.

         If the Trustee has or shall acquire any "conflicting interest" within the meaning of ss. 310(b) of the Trust Indenture Act of 1939, the Trustee shall either eliminate such interest or resign, to the extent and in the manner described by this Indenture.

         Section 6.9.   Resignation or Removal of Trustee
                        ---------------------------------

         (a) The Trustee, or any trustee or trustees hereafter appointed, may at any time resign by giving written notice of such resignation to the Company and by mailing notice thereof, at the Company's expense, to the holders of the Debentures at their addresses as they shall appear on the Debenture Register. Upon receiving such notice of resignation, the Company shall promptly appoint a successor trustee or trustees by written instrument, in duplicate, executed by order of its Board of Directors, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor Trustee. If no successor Trustee shall have been so appointed and have accepted appointment within 30 days after the mailing of such notice of resignation to the affected Securityholders, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee, or any Securityholder who has been a bona fide holder of a Debenture or Debentures for at least six months may, subject to the provisions of Section 5.9, on behalf of himself and all others similarly situated, petition any such court for the appointment of a successor Trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, appoint a successor Trustee.

         (b)   In case at any time any of the following shall occur --

               (1) the  Trustee  shall  fail to comply  with the  provisions  of
               Section 6.8 after written request therefor by the Company or by any Securityholder who has been a bona fide holder of a Debenture or Debentures for at least 6 months, or

               (2) the Trustee shall cease to be eligible in accordance with the provisions of Section 6.8 and shall fail to resign after written request therefor by the Company or by any such Securityholder, or

               (3) the Trustee shall become incapable of acting, or shall be adjudged as bankrupt or insolvent, or a receiver of the Trustee or of its property shall be appointed, or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, the Company may remove the Trustee and appoint a successor Trustee by written instrument, in duplicate, executed by order of the Board of Directors, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor Trustee, or, subject to the provisions of Section 5.9, any Securityholder who has been a bona fide holder of a Debenture or Debentures for at least 6 months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, remove the Trustee and appoint successor Trustee.

         (c) Upon prior written notice to the Company and the Trustee, the holders of a majority in aggregate principal amount of the Debentures at the time outstanding may at any time remove the Trustee and nominate a successor Trustee, which shall be deemed appointed as successor Trustee unless within 10 Business Days after such nomination the Company objects thereto, in which case, or in the case of a failure by such holders to nominate a successor Trustee, the Trustee so removed or any Securityholder, upon the terms and conditions and otherwise as in subsection (a) of this Section 6.9 provided, may petition any court of competent jurisdiction for an appointment of a successor.

         (d) Any resignation or removal of the Trustee and appointment of a successor Trustee pursuant to any of the provisions of this Section shall become effective upon acceptance of appointment by the successor Trustee as provided in
Section 6.10.

         Section 6.10.  Acceptance by Successor  Trustee.  Any successor Trustee
                        --------------------------------
appointed as provided in Section 6.9 shall execute, acknowledge and deliver to the Company and to its predecessor Trustee an instrument accepting such appointment hereunder, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, duties and obligations with respect to the Debentures of its predecessor hereunder, with like effect as if originally named as Trustee herein; but, nevertheless, on the written request of the Company or of the successor Trustee, the Trustee ceasing to act shall, upon payment of any amounts then due it pursuant to the provisions of Section 6.6, execute and deliver an instrument transferring to such successor Trustee all the rights and powers of the Trustee so ceasing to act and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee thereunder. Upon request of any such successor Trustee, the Company shall execute any and all instruments in writing for more fully and certainly vesting in and confirming to such successor Trustee all such rights and powers. Any Trustee ceasing to act shall, nevertheless, retain a lien upon all property or funds held or collected by such Trustee to secure any amounts then due it pursuant to the provisions of Section 6.6.

         If a successor Trustee is appointed, the Company, the retiring Trustee and the successor Trustee shall execute and deliver an indenture supplemental hereto which shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Debentures as to which the predecessor Trustee is not retiring shall continue to be vested in the predecessor Trustee, and shall add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the Trust hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co-trustees of the same trust and that each such Trustee shall be Trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee.

         No successor Trustee shall accept appointment as provided in this Section unless at the time of such acceptance such successor Trustee shall be eligible under the provisions of Section 6.8.

         In no event shall a retiring Trustee be liable for the acts or omissions of any successor Trustee hereunder.

         Upon acceptance of appointment by a successor Trustee as provided in this Section 6.10, the Company shall mail notice of the succession of such Trustee hereunder to the holders of Debentures at their addresses as they shall appear on the Debenture Register. If the Company fails to mail such notice within 10 Business Days after the acceptance of appointment by the successor Trustee, the successor Trustee shall cause such notice to be mailed at the expense of the Company.

         Section 6.11.  Succession by Merger, etc. Any  corporation  into  which
                        -------------------------
the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided such corporation shall be otherwise eligible and qualified under this Article.

         In case at the time such successor to the Trustee shall succeed to the trusts created by this Indenture any of the Debentures shall have been authenticated but not delivered, any such successor to the Trustee may adopt the certificate of authentication of any predecessor Trustee, and deliver such Debentures so authenticated; and in case at that time any of the Debentures shall not have been authenticated, any successor to the Trustee may authenticate such Debentures either in the name of any predecessor hereunder or in the name of the successor Trustee; and in all such cases such certificates shall have the full force which it is anywhere in the Debentures or in this Indenture provided that the certificate of the Trustee shall have; provided, however, that the
                                                   --------   -------
right to adopt the certificate of authentication of any predecessor Trustee or authenticate Debentures in the name of any predecessor Trustee shall apply only to its successor or successors by merger, conversion or consolidation.

         Section 6.12.  Authenticating  Agents.  There   may   be  one  or  more
                        ----------------------
Authenticating Agents appointed by the Trustee upon the request of the Company with power to act on its behalf and subject to its direction in the authentication and delivery of Debentures issued upon exchange or registration of transfer thereof as fully to all intents and purposes as though any such Authenticating Agent had been expressly authorized to authenticate and deliver Debentures; provided, however, that the Trustee shall have no liability to the
             --------   -------
Company for any acts or omissions of the Authenticating Agent with respect to the authentication and delivery of Debentures. Any such Authenticating Agent shall at all times be a corporation organized and doing business under the laws of the United States or of any state or territory thereof or of the District of Columbia authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of at least $50,000,000.00 and being subject to supervision or examination by federal, state, territorial or District of Columbia authority. If such corporation publishes reports of condition at least annually pursuant to law or the requirements of such authority, then for the purposes of this Section 6.12 the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect herein specified in this Section.

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

         Any Authenticating Agent may at any time resign by giving written notice of resignation to the Trustee and to the Company. The Trustee may at any time terminate the agency of any Authenticating Agent with respect to the Debentures by giving written notice of termination to such Authenticating Agent and to the Company. Upon receiving such a notice of resignation or upon such a termination, or in case at any time any Authenticating Agent shall cease to be eligible under this Section 6.12, the Trustee may, and upon the request of the Company shall, promptly appoint a successor Authenticating Agent eligible under this Section 6.12, shall give written notice of such appointment to the Company and shall mail notice of such appointment to all holders of Debentures as the names and addresses of such holders appear on the Debenture Register. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all rights, powers, duties and responsibilities with respect to the Debentures of its predecessor hereunder, with like effect as if originally named as Authenticating Agent herein.

         The Company agrees to pay to any Authenticating Agent from time to time reasonable compensation for its services. Any Authenticating Agent shall have no responsibility or liability for any action taken by it as such in accordance with the directions of the Trustee.

                                  ARTICLE VII.
                         CONCERNING THE SECURITYHOLDERS
                         ------------------------------

         Section 7.1.   Action by Securityholders. Whenever in this Indenture it
                        -------------------------
is provided that the holders of a specified percentage in aggregate principal amount of the Debentures may take any action (including the making of any demand or request, the giving of any notice, consent or waiver or the taking of any other action) the fact that at the time of taking any such action the holders of such specified percentage have joined therein may be evidenced (a) by any instrument or any number of instruments of similar tenor executed by such Securityholders in person or by agent or proxy appointed in writing, or (b) by the record of such holders of Debentures voting in favor thereof at any meeting of such Securityholders duly called and held in accordance with the provisions of Article VIII, or (c) by a combination of such instrument or instruments and any such record of such a meeting of such Securityholders or (d) by any other method the Trustee deems satisfactory.

         If the Company shall solicit from the Securityholders any request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, the Company may, at its option, as evidenced by an Officers' Certificate, fix in advance a record date for such Debentures for the determination of Securityholders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, but the Company shall have no obligation to do so. If such a record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same may be given before or after the record date, but only the Securityholders of record at the close of business on the record date shall be deemed to be Securityholders for the purposes of determining whether Securityholders of the requisite proportion of outstanding Debentures have authorized or agreed or consented to such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, and for that purpose the outstanding Debentures shall be computed as of the record date; provided, however, that no such authorization, agreement
                       --------  -------
or consent by such Securityholders on the record date shall be deemed effective unless it shall become effective pursuant to the provisions of this Indenture not later than 6 months after the record date.

         Section 7.2.   Proof of Execution  by  Securityholders.  Subject to the
                        ---------------------------------------
provisions of Section 6.1, 6.2 and 8.5, proof of the execution of any instrument by a Securityholder or his agent or proxy shall be sufficient if made in accordance with such reasonable rules and regulations as may be prescribed by the Trustee or in such manner as shall be satisfactory to the Trustee. The ownership of Debentures shall be proved by the Debenture Register or by a certificate of the Debenture registrar. The Trustee may require such additional proof of any matter referred to in this Section as it shall deem necessary.

         The record of any Securityholders' meeting shall be proved in the manner provided in Section 8.6.

         Section 7.3.   Who Are Deemed Absolute Owners. Prior to due presentment
                        -------------------------------
for registration of transfer of any Debenture, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and any Debenture registrar may deem the Person in whose name such Debenture shall be registered upon the Debenture Register to be, and may treat him as, the absolute owner of such Debenture (whether or not such Debenture shall be overdue) for the purpose of receiving payment of or on account of the principal of, premium, if any, and interest on such Debenture and for all other purposes; and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debenture registrar shall be affected by any notice to the contrary. All such payments so made to any holder for the time being or upon his order shall be valid, and, to the extent of the sum or sums so paid, effectual to satisfy and discharge the liability for moneys payable upon any such Debenture.

         Section 7.4.   Debentures Owned by Company Deemed Not  Outstanding.  In
                        ---------------------------------------------------
determining whether the holders of the requisite aggregate principal amount of Debentures have concurred in any direction, consent or waiver under this Indenture, Debentures which are owned by the Company or any other obligor on the Debentures or by any Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any other obligor on the Debentures shall be disregarded and deemed not to be outstanding for the purpose of any such determination; provided, however, that for the purposes of
                                    --------   -------
determining whether the Trustee shall be protected in relying on any such direction, consent or waiver, only Debentures which a Responsible Officer of the Trustee actually knows are so owned shall be so disregarded. Debentures so owned which have been pledged in good faith may be regarded as outstanding for the purposes of this Section 7.4 if the pledgee shall establish to the satisfaction of the Trustee the pledgee's right to vote such Debentures and that the pledgee is not the Company or any such other obligor or Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any such other obligor. In the case of a dispute as to such right, any decision by the Trustee taken upon the advice of counsel shall be full protection to the Trustee.

         Section 7.5.   Revocation of Consents;  Future  Holders  Bound.  At any
                        -----------------------------------------------
time prior to (but not after) the  evidencing  to the  Trustee,  as  provided in
Section 7.1, of the taking of any action by the holders of the percentage in aggregate principal amount of the Debentures specified in this Indenture in connection with such action, any holder (in cases where no record date has been set pursuant to Section 7.1) or any holder as of an applicable record date (in cases where a record date has been set pursuant to Section 7.1) of a Debenture (or any Debenture issued in whole or in part in exchange or substitution therefor) the serial number of which is shown by the evidence to be included in the Debentures the holders of which have consented to such action may, by filing written notice with the Trustee at the Principal Office of the Trustee and upon proof of holding as provided in Section 7.2, revoke such action so far as concerns such Debenture (or so far as concerns the principal amount represented by any exchanged or substituted Debenture). Except as aforesaid any such action taken by the holder of any Debenture shall be conclusive and binding upon such holder and upon all future holders and owners of such Debenture, and of any Debenture issued in exchange or substitution therefor or on registration of transfer thereof, irrespective of whether or not any notation in regard thereto is made upon such Debenture or any Debenture issued in exchange or substitution therefor.

                                 ARTICLE VIII.
                            SECURITYHOLDERS' MEETINGS
                            -------------------------

         Section 8.1.   Purposes of Meetings.  A meeting of Securityholders  may
                        --------------------
be called at any time and from time to time  pursuant to the  provisions of this
Article VIII for any of the following purposes:

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

         (c) to consent to the execution of an indenture or indentures supplemental hereto pursuant to the provisions of Section 9.2; or

         (d) to take any other action authorized to be taken by or on behalf of the holders of any specified aggregate principal amount of such Debentures under any other provision of this Indenture or under applicable law.

         Section 8.2.   Call of Meetings by Trustee. The Trustee may at any time
                        ---------------------------
call a meeting of Securityholders to take any action specified in Section 8.1, to be held at such time and at such place as the Trustee shall determine. Notice of every meeting of the Securityholders, setting forth the time and the place of such meeting and in general terms the action proposed to be taken at such meeting, shall be mailed to holders of Debentures affected at their addresses as they shall appear on the Debentures Register and, if the Company is not a holder of Debentures, to the Company. Such notice shall be mailed not less than 20 nor more than 180 days prior to the date fixed for the meeting.

         Section 8.3.   Call of Meetings by Company or Securityholders.  In case
                        ----------------------------------------------
at any time the Company pursuant to a Board Resolution, or the holders of at least 10% in aggregate principal amount of the Debentures, as the case may be, then outstanding, shall have requested the Trustee to call a meeting of Securityholders, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and the Trustee shall not have mailed the notice of such meeting within 20 days after receipt of such request, then the Company or such Securityholders may determine the time and the place for such meeting and may call such meeting to take any action authorized in
Section 8.1, by mailing notice thereof as provided in Section 8.2.

         Section 8.4.   Qualifications for Voting. To be entitled to vote at any
                        -------------------------
meeting of Securityholders a Person shall (a) be a holder of one or more Debentures with respect to which the meeting is being held or (b) a Person appointed by an instrument in writing as proxy by a holder of one or more such Debentures. The only Persons who shall be entitled to be present or to speak at any meeting of Securityholders shall be the Persons entitled to vote at such meeting and their counsel and any representatives of the Trustee and its counsel and any representatives of the Company and its counsel.

         Section 8.5.   Regulations.  Notwithstanding  any  other  provisions of
                        -----------
this Indenture, the Trustee may make such reasonable regulations as it may deem advisable for any meeting of Securityholders, in regard to proof of the holding of Debentures and of the appointment of proxies, and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall think fit.

         The Trustee shall, by an instrument in writing, appoint a temporary chairman of the meeting, unless the meeting shall have been called by the Company or by Securityholders as provided in Section 8.3, in which case the Company or the Securityholders calling the meeting, as the case may be, shall in like manner appoint a temporary chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by majority vote of the meeting.

         Subject to the provisions of Section 7.4, at any meeting each holder of Debentures with respect to which such meeting is being held or proxy therefor shall be entitled to one vote for each $1,000.00 principal amount of Debentures held or represented by him; provided, however, that no vote shall be cast or
                              --------   -------
counted at any meeting in respect of any Debenture challenged as not outstanding and ruled by the chairman of the meeting to be not outstanding. The chairman of the meeting shall have no right to vote other than by virtue of Debentures held by him or instruments in writing as aforesaid duly designating him as the Person to vote on behalf of other Securityholders. Any meeting of Securityholders duly called pursuant to the provisions of Section 8.2 or 8.3 may be adjourned from time to time by a majority of those present, whether or not constituting a quorum, and the meeting may be held as so adjourned without further notice.

         Section 8.6.   Voting.  The vote upon any  resolution  submitted to any
                        ------
meeting of holders of Debentures with respect to which such meeting is being held shall be by written ballots on which shall be subscribed the signatures of such holders or of their representatives by proxy and the serial number or numbers of the Debentures held or represented by them. The permanent chairman of the meeting shall appoint two inspectors of votes who shall count all votes cast at the meeting for or against any resolution and who shall make and file with the secretary of the meeting their verified written reports in triplicate of all votes cast at the meeting. A record in duplicate of the proceedings of each meeting of Securityholders shall be prepared by the secretary of the meeting and there shall be attached to said record the original reports of the inspectors of votes on any vote by ballot taken thereat and affidavits by one or more Persons having knowledge of the facts setting forth a copy of the notice of the meeting and showing that said notice was mailed as provided in Section 8.2. The record shall show the serial numbers of the Debentures voting in favor of or against any resolution. The record shall be signed and verified by the affidavits of the permanent chairman and secretary of the meeting and one of the duplicates shall be delivered to the Company and the other to the Trustee to be preserved by the Trustee, the latter to have attached thereto the ballots voted at the meeting.

         Any record so signed and verified shall be conclusive evidence of the matters therein stated.

         Section 8.7.   Quorum; Actions. The Persons entitled to vote a majority
                        ---------------
in principal amount of the Debentures then outstanding shall constitute a quorum for a meeting of Securityholders; provided, however, that if any action is to be
                                  --------  -------
taken at such meeting with respect to a consent, waiver, request, demand, notice, authorization, direction or other action which may be given by the holders of not less than a specified percentage in principal amount of the Debentures then outstanding, the Persons holding or representing such specified percentage in principal amount of the Debentures then outstanding will constitute a quorum. In the absence of a quorum within 30 minutes of the time appointed for any such meeting, the meeting shall, if convened at the request of Securityholders, be dissolved. In any other case the meeting may be adjourned for a period of not less than 10 days as determined by the permanent chairman of the meeting prior to the adjournment of such meeting. In the absence of a quorum at any such adjourned meeting, such adjourned meeting may be further adjourned for a period of not less than 10 days as determined by the permanent chairman of the meeting prior to the adjournment of such adjourned meeting. Notice of the reconvening of any adjourned meeting shall be given as provided in Section 8.2, except that such notice need be given only once not less than 5 days prior to the date on which the meeting is scheduled to be reconvened. Notice of the reconvening of an adjourned meeting shall state expressly the percentage, as provided above, of the principal amount of the Debentures then outstanding which shall constitute a quorum.

         Except as limited by the provisos in the first paragraph of Section 9.2, any resolution presented to a meeting or adjourned meeting duly reconvened at which a quorum is present as aforesaid may be adopted by the affirmative vote of the holders of a majority in principal amount of the Debentures then outstanding; provided, however, that, except as limited by the provisos in the
              --------   -------
first paragraph of Section 9.2, any resolution with respect to any consent, waiver, request, demand, notice, authorization, direction or other action which this Indenture expressly provides may be given by the holders of not less than a specified percentage in principal amount of the Debentures then outstanding may be adopted at a meeting or an adjourned meeting duly reconvened and at which a quorum is present as aforesaid only by the affirmative vote of the holders of a not less than such specified percentage in principal amount of the Debentures then outstanding.

         Any resolution passed or decision taken at any meeting of holders of Debentures duly held in accordance with this Section shall be binding on all the Securityholders, whether or not present or represented at the meeting.

                                   ARTICLE IX.
                             SUPPLEMENTAL INDENTURES
                             -----------------------

         Section 9.1.   Supplemental    Indentures     without     Consent    of
                        --------------------------------------------------------
Securityholders.  The Company,  when authorized by a Board  Resolution,  and the
---------------
Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto, without the consent of the Securityholders, for one or more of the following purposes:

         (a) to evidence the succession of another Person to the Company, or successive successions, and the assumption by the successor Person of the covenants, agreements and obligations of the Company, pursuant to Article XI hereof;

         (b) to add to the covenants of the Company such further covenants, restrictions or conditions for the protection of the holders of Debentures as the Board of Directors shall consider to be for the protection of the holders of such Debentures, and to make the occurrence, or the occurrence and continuance, of a default in any of such additional covenants, restrictions or conditions a default or an Event of Default permitting the enforcement of all or any of the several remedies provided in this Indenture as herein set forth; provided,
                                                                       --------
however,  that  in  respect  of any  such  additional  covenant  restriction  or
-------
condition such supplemental indenture may provide for a particular period of grace after default (which period may be shorter or longer than that allowed in the case of other defaults) or may provide for an immediate enforcement upon such default or may limit the remedies available to the Trustee upon such default;

         (c) to cure any ambiguity or to correct or supplement any provision contained herein or in any supplemental indenture which may be defective or inconsistent with any other provision contained herein or in any supplemental indenture, or to make such other provisions in regard to matters or questions arising under this Indenture; provided that any such action shall not materially
                              --------
adversely affect the interests of the holders of the Debentures;

         (d) to add to, delete from, or revise the terms of Debentures, including, without limitation, any terms relating to the issuance, exchange, registration or transfer of Debentures, including to provide for transfer procedures and restrictions substantially similar to those applicable to the Capital Securities as required by Section 2.5 (for purposes of assuring that no registration of Debentures is required under the Securities Act); provided,
                                                                       --------
however,  that any such action shall not  adversely  affect the interests of the
-------
holders of the Debentures then outstanding (it being understood, for purposes of this proviso, that transfer restrictions on Debentures substantially similar to those that were applicable to Capital Securities shall not be deemed to materially adversely affect the holders of the Debentures);

         (e) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Debentures and to add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee;

         (f) to make any change (other than as elsewhere provided in this paragraph) that does not adversely affect the rights of any Securityholder in any material respect; or

         (g) to provide for the issuance of and establish the form and terms and conditions of the Debentures, to establish the form of any certifications required to be furnished pursuant to the terms of this Indenture or the Debentures, or to add to the rights of the holders of Debentures.

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

         Any supplemental indenture authorized by the provisions of this Section
9.1 may be executed by the Company and the Trustee without the consent of the holders of any of the Debentures at the time outstanding, notwithstanding any of the provisions of Section 9.2.

         Section 9.2.   Supplemental Indentures with Consent of Securityholders.
                        -------------------------------------------------------
With the consent (evidenced as provided in Section 7.1) of the holders of not less than a majority in aggregate principal amount of the Debentures at the time outstanding affected by such supplemental indenture (voting as a class), the Company, when authorized by a Board Resolution, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debentures; provided, however, that no such supplemental indenture shall without
            --------  -------
the consent of the holders of each Debenture then outstanding and affected thereby (i) change the fixed maturity of any Debenture, or reduce the principal amount thereof or any premium thereon, or reduce the rate or extend the time of payment of interest thereon, or reduce any amount payable on redemption thereof or make the principal thereof or any interest or premium thereon payable in any coin or currency other than that provided in the Debentures, or impair or affect the right of any Securityholder to institute suit for payment thereof or impair the right of repayment, if any, at the option of the holder, or (ii) reduce the aforesaid percentage of Debentures the holders of which are required to consent to any such supplemental indenture; provided further, however, that if the
                                       --------  -------   -------
Debentures are held by a trust or a trustee of such trust, such supplemental indenture shall not be effective until the holders of a majority in Liquidation Amount of Trust Securities shall have consented to such supplemental indenture; provided further, however, that if the consent of the Securityholder of each
--------  -------   -------
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

         It shall not be necessary for the consent of the Securityholders under this Section 9.2 to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such consent shall approve the substance thereof.

         Section 9.3.   Effect of Supplemental Indentures. Upon the execution of
                        ----------------------------------
any supplemental indenture pursuant to the provisions of this Article IX, this Indenture shall be and be deemed to be modified and amended in accordance therewith and the respective rights, limitations of rights, obligations, duties and immunities under this Indenture of the Trustee, the Company and the holders of Debentures shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments and all the terms and conditions of any such supplemental indenture shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

         Section 9.4.   Notation on  Debentures.  Debentures  authenticated  and
                        -----------------------
delivered after the execution of any supplemental indenture pursuant to the provisions of this Article IX may bear a notation as to any matter provided for in such supplemental indenture. If the Company or the Trustee shall so determine, new Debentures so modified as to conform, in the opinion of the Board of Directors of the Company, to any modification of this Indenture contained in any such supplemental indenture may be prepared and executed by the Company, authenticated by the Trustee or the Authenticating Agent and delivered in exchange for the Debentures then outstanding.

         Section 9.5.   Evidence of Compliance of  Supplemental  Indenture to be
                        --------------------------------------------------------
Furnished to Trustee. The Trustee, subject to the provisions of Sections 6.1 and
--------------------
6.2, shall, in addition to the documents required by Section 14.6, receive an Officers' Certificate and an Opinion of Counsel as conclusive evidence that any supplemental indenture executed pursuant hereto complies with the requirements of this Article IX. The Trustee shall receive an Opinion of Counsel as conclusive evidence that any supplemental indenture executed pursuant to this
Article IX is  authorized  or  permitted  by, and conforms to, the terms of this
Article IX and that it is proper for the Trustee  under the  provisions  of this
Article IX to join in the execution thereof.

                                   ARTICLE X.
                            REDEMPTION OF SECURITIES
                            ------------------------

         Section 10.1.  Optional  Redemption.  The  Company shall have the right
                        --------------------
(subject to the receipt by the Company of prior approval (i) if the Company is a bank holding company, from the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal Reserve or (ii) if the Company is a savings and loan holding company, from the OTS, if then required under applicable capital guidelines or policies of the OTS) to redeem the Debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000.00, on any Interest Payment Date on or after the
Interest  Payment  Date  in  September  2009  (the  "Redemption  Date"),  at the
                                                     ----------------
Redemption Price.

         Section 10.2.  Special Event Redemption. If a Special Event shall occur
                        ------------------------
and be continuing, the Company shall have the right (subject to the receipt by the Company of prior approval (i) if the Company is a bank holding company, from the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal Reserve or (ii) if the Company is a savings and loan holding company, from the OTS, if then required under applicable capital guidelines or policies of the OTS) to redeem the Debentures in whole, but not in part, at any Interest Payment Date, within 120 days following the occurrence of such Special Event (the "Special Redemption Date") at the Special Redemption
                          -------------------------
Price.

         Section 10.3.  Notice of Redemption;  Selection of Debentures.  In case
                        ----------------------------------------------
the Company shall desire to exercise the right to redeem all, or, as the case may be, any part of the Debentures, it shall cause to be mailed a notice of such redemption at least 30 and not more than 60 days prior to the Redemption Date or the Special Redemption Date to the holders of Debentures so to be redeemed as a whole or in part at their last addresses as the same appear on the Debenture Register. Such mailing shall be by first class mail. The notice if mailed in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the holder receives such notice. In any case, failure to give such notice by mail or any defect in the notice to the holder of any Debenture designated for redemption as a whole or in part shall not affect the validity of the proceedings for the redemption of any other Debenture.

         Each such notice of redemption shall specify the CUSIP number, if any, of the Debentures to be redeemed, the Redemption Date or the Special Redemption Date, as applicable, the Redemption Price or the Special Redemption Price, as applicable, at which Debentures are to be redeemed, the place or places of payment, that payment will be made upon presentation and surrender of such Debentures, that interest accrued to the date fixed for redemption will be paid as specified in said notice, and that on and after said date interest thereon or on the portions thereof to be redeemed will cease to accrue. If less than all the Debentures are to be redeemed the notice of redemption shall specify the numbers of the Debentures to be redeemed. In case the Debentures are to be redeemed in part only, the notice of redemption shall state the portion of the principal amount thereof to be redeemed and shall state that on and after the date fixed for redemption, upon surrender of such Debenture, a new Debenture or Debentures in principal amount equal to the unredeemed portion thereof will be issued.

         Prior to 10:00 a.m. New York City time on the Redemption Date or Special Redemption Date, as applicable, the Company will deposit with the Trustee or with one or more paying agents an amount of money sufficient to redeem on the Redemption Date or the Special Redemption Date, as applicable, all the Debentures so called for redemption at the appropriate Redemption Price or Special Redemption Price.

         If all, or less than all, the Debentures are to be redeemed, the Company will give the Trustee notice not less than 45 nor more than 60 days, respectively, prior to the Redemption Date or Special Redemption Date, as applicable, as to the aggregate principal amount of Debentures to be redeemed and the Trustee shall select, in such manner as in its sole discretion it shall deem appropriate and fair, the Debentures or portions thereof (in integral multiples of $1,000.00) to be redeemed.

         Section 10.4.  Payment of Debentures Called for Redemption.  If  notice
                        -------------------------------------------
of redemption has been given as provided in Section 10.3, the Debentures or portions of Debentures with respect to which such notice has been given shall become due and payable on the Redemption Date or Special Redemption Date, as applicable, and at the place or places stated in such notice at the applicable Redemption Price or Special Redemption Price and on and after said date (unless the Company shall default in the payment of such Debentures at the Redemption Price or Special Redemption Price, as applicable) interest on the Debentures or portions of Debentures so called for redemption shall cease to accrue. On presentation and surrender of such Debentures at a place of payment specified in said notice, such Debentures or the specified portions thereof shall be paid and redeemed by the Company at the applicable Redemption Price or Special Redemption Price.

         Upon presentation of any Debenture redeemed in part only, the Company shall execute and the Trustee shall authenticate and make available for delivery to the holder thereof, at the expense of the Company, a new Debenture or Debentures of authorized denominations, in principal amount equal to the unredeemed portion of the Debenture so presented.

                                  ARTICLE XI.
                CONSOLIDATION, MERGER, SALE, CONVEYANCE AND LEASE
                -------------------------------------------------

         Section 11.1.  Company May Consolidate, etc., on Certain Terms. Nothing
                        -----------------------------------------------
contained in this Indenture or in the Debentures shall prevent any consolidation or merger of the Company with or into any other Person (whether or not affiliated with the Company) or successive consolidations or mergers in which the Company or its successor or successors shall be a party or parties, or shall prevent any sale, conveyance, transfer or other disposition of the property or capital stock of the Company or its successor or successors as an entirety, or substantially as an entirety, to any other Person (whether or not affiliated with the Company, or its successor or successors) authorized to acquire and operate the same;  provided,  however,  that the Company  hereby  covenants  and
                   --------   -------
agrees that, upon any such consolidation, merger (where the Company is not the surviving corporation), sale, conveyance, transfer or other disposition, the due and punctual payment of the principal of (and premium, if any) and interest on all of the Debentures in accordance with their terms, according to their tenor, and the due and punctual performance and observance of all the covenants and conditions of this Indenture to be kept or performed by the Company, shall be expressly assumed by supplemental indenture satisfactory in form to the Trustee executed and delivered to the Trustee by the entity formed by such consolidation, or into which the Company shall have been merged, or by the entity which shall have acquired such property or capital stock.

         Section 11.2.  Successor Entity to be Substituted.  In case of any such
                        ----------------------------------
consolidation, merger, sale, conveyance, transfer or other disposition and upon the assumption by the successor entity, by supplemental indenture, executed and delivered to the Trustee and satisfactory in form to the Trustee, of the due and punctual payment of the principal of and premium, if any, and interest on all of the Debentures and the due and punctual performance and observance of all of the covenants and conditions of this Indenture to be performed or observed by the Company, such successor entity shall succeed to and be substituted for the Company, with the same effect as if it had been named herein as the Company, and thereupon the predecessor entity shall be relieved of any further liability or obligation hereunder or upon the Debentures. Such successor entity thereupon may cause to be signed, and may issue in its own name, any or all of the Debentures issuable hereunder which theretofore shall not have been signed by the Company and delivered to the Trustee or the Authenticating Agent; and, upon the order of such successor entity instead of the Company and subject to all the terms, conditions and limitations in this Indenture prescribed, the Trustee or the Authenticating Agent shall authenticate and deliver any Debentures which previously shall have been signed and delivered by the officers of the Company, to the Trustee or the Authenticating Agent for authentication, and any Debentures which such successor entity thereafter shall cause to be signed and delivered to the Trustee or the Authenticating Agent for that purpose. All the Debentures so issued shall in all respects have the same legal rank and benefit under this Indenture as the Debentures theretofore or thereafter issued in accordance with the terms of this Indenture as though all of such Debentures had been issued at the date of the execution hereof.

         Section 11.3.  Opinion of Counsel to be Given to Trustee.  The Trustee,
                        -----------------------------------------
subject to the provisions of Sections 6.1 and 6.2, shall receive, in addition to the Opinion of Counsel required by Section 9.5, an Opinion of Counsel as conclusive evidence that any consolidation, merger, sale, conveyance, transfer or other disposition, and any assumption, permitted or required by the terms of this Article XI complies with the provisions of this Article XI.

                                  ARTICLE XII.
                     SATISFACTION AND DISCHARGE OF INDENTURE
                     ---------------------------------------

         Section 12.1.  Discharge of Indenture. When
                        ----------------------

         (a) the Company shall deliver to the Trustee for cancellation all Debentures theretofore authenticated (other than any Debentures which shall have been destroyed, lost or stolen and which shall have been replaced or paid as provided in Section 2.6) and not theretofore canceled, or

         (b) all the Debentures not theretofore canceled or delivered to the Trustee for cancellation shall have become due and payable, or are by their terms to become due and payable within 1 year or are to be called for redemption within 1 year under arrangements satisfactory to the Trustee for the giving of notice of redemption, and the Company shall deposit with the Trustee, in trust, funds, which shall be immediately due and payable, sufficient to pay at maturity or upon redemption all of the Debentures (other than any Debentures which shall have been destroyed, lost or stolen and which shall have been replaced or paid as provided in Section 2.6) not theretofore canceled or delivered to the Trustee for cancellation, including principal and premium, if any, and interest due or to become due to such date of maturity or redemption date, as the case may be, but excluding, however, the amount of any moneys for the payment of principal of, and premium, if any, or interest on the Debentures
               (1) theretofore repaid to the Company in accordance with the provisions of Section 12.4, or (2) paid to any state or to the District of Columbia pursuant to its unclaimed property or similar laws, and if in the case of either clause (a) or clause (b) the Company shall also pay or cause to be paid all other sums payable hereunder by the Company, then this Indenture shall cease to be of further effect except for the provisions of Sections 2.5, 2.6, 2.8, 3.1, 3.2, 3.4, 6.6, 6.8, 6.9 and 12.4 hereof shall survive until such Debentures shall mature and be paid. Thereafter, Sections 6.6 and 12.4 shall survive, and the Trustee, on demand of the Company accompanied by an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with, and at the cost and expense of the Company, shall execute proper instruments acknowledging satisfaction of and discharging this Indenture. The Company agrees to reimburse the Trustee for any costs or expenses thereafter reasonably and properly incurred by the Trustee in connection with this Indenture or the Debentures.

         Section 12.2.  Deposited  Moneys  to  be  Held  in  Trust  by  Trustee.
                        -------------------------------------------------------
Subject to the provisions of Section 12.4, all moneys deposited with the Trustee pursuant to Section 12.1 shall be held in trust in a non-interest bearing account and applied by it to the payment, either directly or through any paying agent (including the Company if acting as its own paying agent), to the holders of the particular Debentures for the payment of which such moneys have been deposited with the Trustee, of all sums due and to become due thereon for principal, and premium, if any, and interest.

         Section 12.3.  Paying Agent to Repay Moneys Held. Upon the satisfaction
                        ---------------------------------
and discharge of this Indenture all moneys then held by any paying agent of the Debentures (other than the Trustee) shall, upon demand of the Company, be repaid to it or paid to the Trustee, and thereupon such paying agent shall be released from all further liability with respect to such moneys.

         Section 12.4.  Return of Unclaimed Moneys. Any moneys deposited with or
                        --------------------------
paid to the Trustee or any paying agent for payment of the principal of, and premium, if any, or interest on Debentures and not applied but remaining unclaimed by the holders of Debentures for 2 years after the date upon which the principal of, and premium, if any, or interest on such Debentures, as the case may be, shall have become due and payable, shall, subject to applicable escheatment laws, be repaid to the Company by the Trustee or such paying agent on written demand; and the holder of any of the Debentures shall thereafter look only to the Company for any payment which such holder may be entitled to collect, and all liability of the Trustee or such paying agent with respect to such moneys shall thereupon cease.

                                 ARTICLE XIII.
                    IMMUNITY OF INCORPORATORS, STOCKHOLDERS,
                    ----------------------------------------
                             OFFICERS AND DIRECTORS
                             ----------------------

         Section 13.1.  Indenture  and  Debentures Solely Corporate Obligations.
                        -------------------------------------------------------
No recourse for the payment of the principal of or premium, if any, or interest on any Debenture, or for any claim based thereon or otherwise in respect thereof, and no recourse under or upon any obligation, covenant or agreement of the Company in this Indenture or in any supplemental indenture, or in any such Debenture, or because of the creation of any indebtedness represented thereby, shall be had against any incorporator, stockholder, employee, officer or director, as such, past, present or future, of the Company or of any successor Person of the Company, either directly or through the Company or any successor Person of the Company, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, it being expressly understood that all such liability is hereby expressly waived and released as a condition of, and as a consideration for, the execution of this Indenture and the issue of the Debentures.

                                  ARTICLE XIV.
                            MISCELLANEOUS PROVISIONS
                            ------------------------

         Section 14.1.  Successors. All  the covenants,  stipulations,  promises
                        ----------
and agreements of the Company in this Indenture shall bind its successors and assigns whether so expressed or not.

         Section 14.2.  Official Acts by Successor Entity. Any act or proceeding
                        ---------------------------------
by any provision of this Indenture authorized or required to be done or performed by any board, committee or officer of the Company shall and may be done and performed with like force and effect by the like board, committee, officer or other authorized Person of any entity that shall at the time be the lawful successor of the Company.

         Section 14.3.  Surrender  of  Company Powers. The Company by instrument
                        ---------------------------
in writing executed by authority of at least 2/3 (two-thirds) of its Board of Directors and delivered to the Trustee may surrender any of the powers reserved to the Company and thereupon such power so surrendered shall terminate both as to the Company, and as to any permitted successor.

         Section 14.4.  Addresses  for  Notices,  etc.  Any   notice,   consent,
                        -----------------------------
direction, request, authorization, waiver or demand which by any provision of this Indenture is required or permitted to be given, made, furnished or served by the Trustee or by the Securityholders on or to the Company may be given or served in writing by being deposited postage prepaid by registered or certified mail in a post office letter box addressed (until another address is filed by the Company, with the Trustee for the purpose) to the Company, 600 James S. McDonnell Boulevard, Hazelwood, Missouri 63042, Attention: Lisa K. Vansickle. Any notice, consent, direction, request, authorization, waiver or demand by any Securityholder or the Company to or upon the Trustee shall be deemed to have been sufficiently given or made, for all purposes, if given or made in writing at the office of the Trustee, addressed to the Trustee, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attention: Corporate Trust Administration. Any notice, consent, direction, request, authorization, waiver or demand on or to any Securityholder shall be deemed to have been sufficiently given or made, for all purposes, if given or made in writing at the address set forth in the Debenture Register.

         Section 14.5.  Governing Law.  This  Indenture and each Debenture shall
                        -------------
be deemed to be a contract made under the law of the State of New York, and for all purposes shall be governed by and construed in accordance with the law of said State, without regard to conflict of laws principles thereof.

         Section 14.6.  Evidence of Compliance with Conditions  Precedent.  Upon
                        -------------------------------------------------
any application or demand by the Company to the Trustee to take any action under any of the provisions of this Indenture, the Company shall furnish to the Trustee an Officers' Certificate stating that in the opinion of the signers all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that, in the opinion of such counsel, all such conditions precedent have been complied with.

         Each certificate or opinion provided for in this Indenture and delivered to the Trustee with respect to compliance with a condition or covenant provided for in this Indenture shall include (1) a statement that the person making such certificate or opinion has read such covenant or condition; (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based; (3) a statement that, in the opinion of such person, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and (4) a statement as to whether or not in the opinion of such person, such condition or covenant has been complied with.

         Section 14.7.  Table of Contents, Headings,  etc. The table of contents
                        ---------------------------------
and the titles and headings of the articles and sections of this Indenture have been inserted for convenience of reference only, are not to be considered a part hereof, and shall in no way modify or restrict any of the terms or provisions hereof.

         Section 14.8.  Execution in Counterparts.   This   Indenture   may   be
                        -------------------------
executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

         Section 14.9.  Separability.  In case any one or more of the provisions
                        ------------
contained in this Indenture or in the Debentures shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Indenture or of such Debentures, but this Indenture and such Debentures shall be construed as if such invalid or illegal or unenforceable provision had never been contained herein or therein.

         Section 14.10. Assignment. The Company will have the right at all times
                        ----------
to assign any of its rights or obligations under this Indenture to a direct or indirect wholly owned Subsidiary of the Company, provided that, in the event of any such assignment, the Company will remain liable for all such obligations. Subject to the foregoing, this Indenture is binding upon and inures to the benefit of the parties hereto and their respective successors and assigns. This Indenture may not otherwise be assigned by the parties hereto.

         Section 14.11. Acknowledgment of Rights. The  Company agrees that, with
                        ------------------------
respect to any Debentures held by the Trust or the Institutional Trustee of the Trust, if the Institutional Trustee of the Trust fails to enforce its rights under this Indenture as the holder of Debentures held as the assets of such Trust after the holders of a majority in Liquidation Amount of the Capital Securities of such Trust have so directed such Institutional Trustee, a holder of record of such Capital Securities may, to the fullest extent permitted by law, institute legal proceedings directly against the Company to enforce such Institutional Trustee's rights under this Indenture without first instituting any legal proceedings against such trustee or any other Person. Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Company to pay interest (or premium, if any) or principal on the Debentures on the date such interest (or premium, if any) or principal is otherwise payable (or in the case of redemption, on the redemption date), the Company agrees that a holder of record of Capital Securities of the Trust may directly institute a proceeding against the Company for enforcement of payment to such holder directly of the principal of (or premium, if any) or interest on the Debentures having an aggregate principal amount equal to the aggregate Liquidation Amount of the Capital Securities of such holder on or after the respective due date specified in the Debentures.

                                  ARTICLE XV.
                           SUBORDINATION OF DEBENTURES
                           ---------------------------

         Section 15.1.  Agreement to  Subordinate.  The  Company  covenants  and
                        -------------------------
agrees, and each holder of Debentures by such Securityholder's acceptance thereof likewise covenants and agrees, that all Debentures shall be issued subject to the provisions of this Article XV; and each holder of a Debenture, whether upon original issue or upon transfer or assignment thereof, accepts and agrees to be bound by such provisions.

         The payment by the Company of the principal of, and premium, if any, and interest on all Debentures shall, to the extent and in the manner hereinafter set forth, be subordinated and junior in right of payment to the prior payment in full of all Senior Indebtedness of the Company, whether outstanding at the date of this Indenture or thereafter incurred; provided,
                                                                       --------
however,  that the Debentures shall rank pari passu in right of payment with the
-------
Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due September 26, 2032 issued pursuant to an Indenture dated as of September 26, 2002 by and between the Company and State Street Bank and Trust of Connecticut N.A.

         No provision of this Article XV shall prevent the occurrence of any default or Event of Default hereunder.

         Section 15.2.  Default on Senior  Indebtedness. In the event and during
                        -------------------------------
the continuation of any default by the Company in the payment of principal, premium, interest or any other payment due on any Senior Indebtedness of the Company following any grace period, or in the event that the maturity of any Senior Indebtedness of the Company has been accelerated because of a default and such acceleration has not been rescinded or canceled and such Senior Indebtedness has not been paid in full, then, in either case, no payment shall be made by the Company with respect to the principal (including redemption) of, or premium, if any, or interest on the Debentures.

         In the event that, notwithstanding the foregoing, any payment shall be received by the Trustee when such payment is prohibited by the preceding paragraph of this Section 15.2, such payment shall, subject to Section 15.7, be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Senior Indebtedness or their respective representatives, or to the trustee or trustees under any indenture pursuant to which any of such Senior Indebtedness may have been issued, as their respective interests may appear, but only to the extent that the holders of the Senior Indebtedness (or their representative or representatives or a trustee) notify the Trustee in writing within 90 days of such payment of the amounts then due and owing on the Senior Indebtedness and only the amounts specified in such notice to the Trustee shall be paid to the holders of Senior Indebtedness.

         Section 15.3.  Liquidation, Dissolution, Bankruptcy.  Upon  any payment
                        ------------------------------------
by the Company or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to creditors upon any dissolution or winding-up or liquidation or reorganization of the Company, whether voluntary or involuntary or in bankruptcy, insolvency, receivership or other proceedings, all amounts due upon all Senior Indebtedness of the Company shall first be paid in full, or payment thereof provided for in money in accordance with its terms, before any payment is made by the Company, on account of the principal (and premium, if any) or interest on the Debentures. Upon any such dissolution or winding-up or liquidation or reorganization, any payment by the Company, or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to which the Securityholders or the Trustee would be entitled to receive from the Company, except for the provisions of this Article XV, shall be paid by the Company, or by any receiver, trustee in bankruptcy, liquidating trustee, agent or other Person making such payment or distribution, or by the Securityholders or by the Trustee under this Indenture if received by them or it, directly to the holders of Senior Indebtedness (pro rata to such holders on the basis of the respective amounts of Senior Indebtedness held by such holders, as calculated by the Company) or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, as their respective interests may appear, to the extent necessary to pay such Senior Indebtedness in full, in money or money's worth, after giving effect to any concurrent payment or distribution to or for the holders of such Senior Indebtedness, before any payment or distribution is made to the Securityholders or to the Trustee.

         In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, prohibited by the foregoing, shall be received by the Trustee before all Senior Indebtedness is paid in full, or provision is made for such payment in money in accordance with its terms, such payment or distribution shall be held in trust for the benefit of and shall be paid over or delivered to the holders of such Senior Indebtedness or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, as their respective interests may appear, as calculated by the Company, for application to the payment of all Senior Indebtedness, remaining unpaid to the extent necessary to pay such Senior Indebtedness in full in money in accordance with its terms, after giving effect to any concurrent payment or distribution to or for the benefit of the holders of such Senior Indebtedness.

         For purposes of this Article XV, the words "cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or readjusted, or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated at least to the extent provided in this Article XV with respect to the Debentures to the payment of all Senior Indebtedness, that may at the time be outstanding, provided that (i) such Senior Indebtedness is assumed by the new corporation, if any, resulting from any such reorganization or readjustment, and (ii) the rights of the holders of such Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment. The consolidation of the Company with, or the merger of the Company into, another corporation or the liquidation or dissolution of the Company following the conveyance or transfer of its property as an entirety, or substantially as an entirety, to another corporation upon the terms and conditions provided for in Article XI of this Indenture shall not be deemed a dissolution, winding-up, liquidation or reorganization for the purposes of this
Section if such other corporation shall, as a part of such consolidation, merger, conveyance or transfer, comply with the conditions stated in Article XI of this Indenture. Nothing in Section 15.2 or in this Section shall apply to claims of, or payments to, the Trustee under or pursuant to Section 6.6 of this Indenture.

         Section 15.4.  Subrogation.  Subject  to  the  payment  in  full of all
                        -----------
Senior Indebtedness, the Securityholders shall be subrogated to the rights of the holders of such Senior Indebtedness to receive payments or distributions of cash, property or securities of the Company, applicable to such Senior Indebtedness until the principal of (and premium, if any) and interest on the Debentures shall be paid in full. For the purposes of such subrogation, no payments or distributions to the holders of such Senior Indebtedness of any cash, property or securities to which the Securityholders or the Trustee would be entitled except for the provisions of this Article XV, and no payment over pursuant to the provisions of this Article XV to or for the benefit of the holders of such Senior Indebtedness by Securityholders or the Trustee, shall, as between the Company, its creditors other than holders of Senior Indebtedness of the Company, and the holders of the Debentures be deemed to be a payment or distribution by the Company to or on account of such Senior Indebtedness. It is understood that the provisions of this Article XV are and are intended solely for the purposes of defining the relative rights of the holders of the Securities, on the one hand, and the holders of such Senior Indebtedness, on the other hand.

         Nothing contained in this Article XV or elsewhere in this Indenture or in the Debentures is intended to or shall impair, as between the Company, its creditors other than the holders of Senior Indebtedness, and the holders of the Debentures, the obligation of the Company, which is absolute and unconditional, to pay to the holders of the Debentures the principal of (and premium, if any) and interest on the Debentures as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holders of the Debentures and creditors of the Company, other than the holders of Senior Indebtedness, nor shall anything herein or therein prevent the Trustee or the holder of any Debenture from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article XV of the holders of such Senior Indebtedness in respect of cash, property or securities of the Company, received upon the exercise of any such remedy.

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

         Section 15.5.  Trustee to Effectuate Subordination. Each Securityholder
                        -----------------------------------
by such Securityholder's acceptance thereof authorizes and directs the Trustee on such Securityholder's behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article XV and appoints the Trustee such Securityholder's attorney-in-fact for any and all such purposes.

         Section 15.6.  Notice by the  Company.   The Company  shall give prompt
                        ----------------------
written notice to a Responsible Officer of the Trustee at the Principal Office of the Trustee of any fact known to the Company that would prohibit the making of any payment of monies to or by the Trustee in respect of the Debentures pursuant to the provisions of this Article XV. Notwithstanding the provisions of this Article XV or any other provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts that would prohibit the making of any payment of monies to or by the Trustee in respect of the Debentures pursuant to the provisions of this Article XV, unless and until a Responsible Officer of the Trustee at the Principal Office of the Trustee shall have received written notice thereof from the Company or a holder or holders of Senior Indebtedness or from any trustee therefor; and before the receipt of any such written notice, the Trustee, subject to the provisions of Article VI of this Indenture, shall be entitled in all respects to assume that no such facts exist; provided, however, that if the Trustee shall not have received the notice
       --------  -------
provided for in this Section at least 2 Business Days prior to the date upon which by the terms hereof any money may become payable for any purpose (including, without limitation, the payment of the principal of (or premium, if any) or interest on any Debenture), then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such money and to apply the same to the purposes for which they were received, and shall not be affected by any notice to the contrary that may be received by it within 2 Business Days prior to such date.

         The Trustee, subject to the provisions of Article VI of this Indenture, shall be entitled to conclusively rely on the delivery to it of a written notice by a Person representing himself to be a holder of Senior Indebtedness (or a trustee or representative on behalf of such holder), to establish that such notice has been given by a holder of such Senior Indebtedness or a trustee or representative on behalf of any such holder or holders. In the event that the

Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of such Senior Indebtedness to participate in any payment or distribution pursuant to this Article XV, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of such Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article XV, and, if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

         Section 15.7.  Rights of the Trustee;  Holders of Senior  Indebtedness.
                        -------------------------------------------------------
The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article XV in respect of any Senior Indebtedness at any time held by it, to the same extent as any other holder of Senior Indebtedness, and nothing in this Indenture shall deprive the Trustee of any of its rights as such holder.

         With respect to the holders of Senior Indebtedness, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article XV, and no implied covenants or obligations with respect to the holders of such Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be deemed to owe any fiduciary duty to the holders of such Senior Indebtedness and, subject to the provisions of Article VI of this Indenture, the Trustee shall not be liable to any holder of such Senior Indebtedness if it shall pay over or deliver to Securityholders, the Company or any other Person money or assets to which any holder of such Senior Indebtedness shall be entitled by virtue of this Article XV or otherwise.

         Nothing in this Article XV shall apply to claims of, or payments to, the Trustee under or pursuant to Section 6.6.

         Section 15.8.  Subordination  May Not Be  Impaired.  No  right  of  any
                        -----------------------------------
present or future holder of any Senior Indebtedness to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company, or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company, with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof that any such holder may have or otherwise be charged with.

         Without in any way limiting the generality of the foregoing paragraph, the holders of Senior Indebtedness may, at any time and from time to time, without the consent of or notice to the Trustee or the Securityholders, without incurring responsibility to the Securityholders and without impairing or releasing the subordination provided in this Article XV or the obligations hereunder of the holders of the Debentures to the holders of such Senior Indebtedness, do any one or more of the following: (i) change the manner, place or terms of payment or extend the time of payment of, or renew or alter, such Senior Indebtedness, or otherwise amend or supplement in any manner such Senior Indebtedness or any instrument evidencing the same or any agreement under which such Senior Indebtedness is outstanding; (ii) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing such Senior Indebtedness; (iii) release any Person liable in any manner for the collection of such Senior Indebtedness; and (iv) exercise or refrain from exercising any rights against the Company, and any other Person.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed by their respective officers thereunto duly authorized, as of the day and year first above written.

                                    FIRST BANKS, INC.


                                    By /s/    Allen H. Blake
                                      ------------------------------------------
                                       Name:  Allen H. Blake
                                       Title: President and
                                              Chief Executive Officer


                                    WILMINGTON TRUST COMPANY, as Trustee


                                    By /s/    Christopher J. Monigle
                                      ------------------------------------------
                                       Name:  Christopher J. Monigle
                                       Title: Assistant Vice President

                                    EXHIBIT A

     FORM OF FLOATING RATE JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE

                           [FORM OF FACE OF SECURITY]

         THIS SECURITY IS NOT A SAVINGS ACCOUNT OR DEPOSIT AND IT IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION.

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE COMPANY, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF

THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING AN AGGREGATE PRINCIPAL AMOUNT OF NOT LESS THAN $100,000.00 AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING AN AGGREGATE PRINCIPAL AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         IN  CONNECTION  WITH ANY  TRANSFER,  THE  HOLDER  WILL  DELIVER  TO THE
REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE INDENTURE TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

         Floating Rate Junior Subordinated Deferrable Interest Debenture

                                       of

                                First Banks, Inc.

                               September 20, 2004

         First Banks, Inc., a Missouri corporation (the "Company" which term includes any successor Person under the Indenture hereinafter referred to), for value received promises to pay to Wilmington Trust Company, not in its individual capacity but solely as Institutional Trustee for First Bank Statutory Trust II (the "Holder") or registered assigns, the principal sum of twenty million six hundred nineteen thousand dollars ($20,619,000.00) on September 20, 2034, and to pay interest on said principal sum from September 20, 2004, or from the most recent Interest Payment Date (as defined below) to which interest has been paid or duly provided for, quarterly (subject to deferral as set forth herein) in arrears on March 20, June 20, September 20 and December 20 of each year or if such day is not a Business Day, then the next succeeding Business Day (each such date, an "Interest Payment Date") (it being understood that interest accrues for any such non-Business Day), commencing on the Interest Payment Date in December 2004, at an annual rate equal to 3.92438% beginning on (and including) the date of original issuance and ending on (but excluding) the Interest Payment Date in December 2004 and at an annual rate for each successive period beginning on (and including) the Interest Payment Date in December 2004, and each succeeding Interest Payment Date, and ending on (but excluding) the next succeeding Interest Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.05% (the "Coupon Rate"), applied to the principal amount hereof, until the principal hereof is paid or duly provided for or made available for payment, and on any overdue principal and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest (including Additional Interest) at the Interest Rate in effect for each applicable period, compounded quarterly, from the dates such amounts are due until they are paid or made available for payment. The amount of interest payable for any period will be computed on the basis of the actual number of days in the Distribution Period concerned divided by 360. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Debenture (or one or more Predecessor Securities) is registered at the close of business on the regular record date for such interest installment, which shall be five days prior to the day on which the relevant Interest Payment Date occurs. Any such interest installment not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such regular record date and may be paid to the Person in whose name this Debenture (or one or more Predecessor Securities) is registered at the close of business on a special record date.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period.

         The Interest Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Debentures will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         The principal of and interest on this Debenture shall be payable at the office or agency of the Trustee (or other paying agent appointed by the Company) maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made by check
               --------   -------
mailed to the registered holder at such address as shall appear in the Debenture Register if a request for a wire transfer by such holder has not been received by the Company or by wire transfer to an account appropriately designated by the holder hereof. Notwithstanding the foregoing, so long as the holder of this Debenture is the Institutional Trustee, the payment of the principal of and interest on this Debenture will be made in immediately available funds at such place and to such account as may be designated by the Trustee.

         So  long  as  no  Extension  Event  of  Default  has  occurred  and  is continuing, the Company shall have the right, from time to time, and without causing an Event of Default, to defer payments of interest on the Debentures by extending the interest payment period on the Debentures at any time and from time to time during the term of the Debentures, for up to 20 consecutive quarterly periods (each such extended interest payment period, an "Extension Period"), during which Extension Period no interest (including Additional
Interest) shall be due and payable (except any Additional Sums that may be due and payable). No Extension Period may end on a date other than an Interest Payment Date. During an Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Interest Rate in effect for such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). At the end of any such Extension Period the Company shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no
                                                   --------   -------
Extension Period may extend beyond the Maturity Date; provided further, however,
                                                      -------- -------  -------
that during any such Extension Period, the Company shall not and shall not permit any Affiliate to engage in any of the activities or transactions described on the reverse side hereof and in the Indenture. Prior to the termination of any Extension Period, the Company may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. The Company must give the Trustee notice of its election to begin or extend an Extension Period by the close of business at least 5 Business Days prior to the Interest Payment Date with respect to which interest on the Debentures would have been payable except for the election to begin or extend such Extension Period.

         The indebtedness evidenced by this Debenture is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness, and this Debenture is issued subject to the provisions of the Indenture with respect thereto. Each holder of this Debenture, by accepting the same, (a) agrees to and shall be bound by such provisions, (b) authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided and (c) appoints the Trustee his or her attorney-in-fact for any and all such purposes. Each holder hereof, by his or her acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

         This Debenture shall not be entitled to any benefit under the Indenture hereinafter referred to, be valid or become obligatory for any purpose until the certificate of authentication hereon shall have been signed by or on behalf of the Trustee.

         The provisions of this Debenture are continued on the reverse side hereof and such provisions shall for all purposes have the same effect as though fully set forth at this place.

         IN WITNESS WHEREOF, the Company has duly executed this certificate.

                                            FIRST BANKS, INC.


                                            By
                                              ----------------------------------
                                                 Name:
                                                 Title:


                          CERTIFICATE OF AUTHENTICATION

         This is one of the Debentures referred to in the within-mentioned Indenture.

                                            WILMINGTON TRUST COMPANY, as Trustee


                                            By:
                                              ----------------------------------
                                                 Authorized Officer

                         [FORM OF REVERSE OF DEBENTURE]

         This Debenture is one of the floating rate junior subordinated deferrable interest debentures of the Company, all issued or to be issued under and pursuant to the Indenture dated as of September 20, 2004 (the "Indenture"), duly executed and delivered between the Company and the Trustee, to which Indenture reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the holders of the Debentures. The Debentures are limited in aggregate principal amount as specified in the Indenture.

         Upon the occurrence and continuation of a Special Event prior to the Interest Payment Date in September 2009, the Company shall have the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, within 120 days following the occurrence of such Special Event, at the Special Redemption Price.

         In addition, the Company shall have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000.00, on any Interest Payment Date on or after the Interest Payment Date in September 2009, at the Redemption Price.

         Prior to 10:00 a.m. New York City time on the Redemption Date or Special Redemption Date, as applicable, the Company will deposit with the Trustee or with one or more paying agents an amount of money sufficient to redeem on the Redemption Date or the Special Redemption Date, as applicable, all the Debentures so called for redemption at the appropriate Redemption Price or Special Redemption Price.

         If all, or less than all, the Debentures are to be redeemed, the Company will give the Trustee notice not less than 45 nor more than 60 days, respectively, prior to the Redemption Date or Special Redemption Date, as applicable, as to the aggregate principal amount of Debentures to be redeemed and the Trustee shall select, in such manner as in its sole discretion it shall deem appropriate and fair, the Debentures or portions thereof (in integral multiples of $1,000.00) to be redeemed.

         Notwithstanding the foregoing, any redemption of Debentures by the Company shall be subject to the receipt of any and all required regulatory approvals.

         In case an Event of Default described in Section 5.1(a), (d) or (e) of the Indenture shall have occurred and be continuing, upon demand of the Trustee, the principal of all of the Debentures shall become due and payable in the manner, with the effect and subject to the conditions provided in the Indenture.

         The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of not less than a majority in aggregate principal amount of the Debentures at the time outstanding, to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debentures; provided, however, that no such supplemental indenture shall
                    --------  ------
without the consent of the holders of each Debenture then outstanding and affected thereby (i) change the fixed maturity of any Debenture, or reduce the principal amount thereof or any premium thereon, or reduce the rate or extend the time of payment of interest thereon, or reduce any amount payable on redemption thereof or make the principal thereof or any interest or premium thereon payable in any coin or currency other than that provided in the Debentures, or impair or affect the right of any Securityholder to institute suit for payment thereof or impair the right of repayment, if any, at the option of the holder, or (ii) reduce the aforesaid percentage of Debentures the holders of which are required to consent to any such supplemental indenture.

         The Indenture also contains provisions permitting the holders of a majority in aggregate principal amount of the Debentures at the time outstanding on behalf of the holders of all of the Debentures to waive (or modify any previously granted waiver of) any past default or Event of Default, and its consequences, except a default (a) in the payment of principal of, premium, if any, or interest on any of the Debentures, (b) in respect of covenants or provisions hereof or of the Indenture which cannot be modified or amended without the consent of the holder of each Debenture affected, or (c) in respect of the covenants contained in Section 3.9 of the Indenture; provided, however,
                                                             --------   -------
that if the Debentures are held by the Trust or a trustee of such trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in Liquidation Amount of Trust Securities of the Trust shall have consented to such waiver or modification to such waiver, provided, further, that
                                                         --------  -------
if the consent of the holder of each outstanding Debenture is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of the Indenture and the Company, the Trustee and the holders of the Debentures shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon. Whenever any default or Event of Default hereunder shall have been waived as permitted by the Indenture, said default or Event of Default shall for all purposes of the Debentures and the Indenture be deemed to have been cured and to be not continuing.

         No reference herein to the Indenture and no provision of this Debenture or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and premium, if any, and interest, including Additional Interest, on this Debenture at the time and place and at the rate and in the money herein prescribed.

         The Company has agreed that if Debentures are initially issued to the Trust or a trustee of such Trust in connection with the issuance of Trust Securities by the Trust (regardless of whether Debentures continue to be held by such Trust) and (i) there shall have occurred and be continuing an Event of Default, (ii) the Company shall be in default with respect to its payment of any obligations under the Capital Securities Guarantee, or (iii) the Company shall have given notice of its election to defer payments of interest on the Debentures by extending the interest payment period as provided herein and such Extension Period, or any extension thereof, shall be continuing, then the Company shall not, and shall not allow any Affiliate of the Company to, (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or its Affiliates' capital stock (other than payments of dividends or distributions to the Company) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (1) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, if any, (2) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (3) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (4) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (5) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or
(6) payments under the Capital Securities Guarantee).

         The Debentures are issuable only in registered, certificated form without coupons and in minimum denominations of $100,000.00 and any multiple of $1,000.00 in excess thereof. As provided in the Indenture and subject to the transfer restrictions and limitations as may be contained herein and therein from time to time, this Debenture is transferable by the holder hereof on the Debenture Register of the Company. Upon due presentment for registration of transfer of any Debenture at the Principal Office of the Trustee or at any office or agency of the Company maintained for such purpose as provided in
Section 3.2 of the Indenture, the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in the name of the transferee or transferees a new Debenture for a like aggregate principal amount. All Debentures presented for registration of transfer or for exchange or payment shall (if so required by the Company or the Trustee or the Authenticating Agent) be duly endorsed by, or be accompanied by a written instrument or instruments of transfer in form satisfactory to, the Company and the Trustee or the Authenticating Agent duly executed by the holder or his attorney duly authorized in writing. No service charge shall be made for any exchange or registration of transfer of Debentures, but the Company or the Trustee may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection therewith.

         Prior to due presentment for registration of transfer of any Debenture, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and any Debenture registrar may deem the Person in whose name such Debenture shall be registered upon the Debenture Register to be, and may treat him as, the absolute owner of such Debenture (whether or not such Debenture shall be overdue) for the purpose of receiving payment of or on account of the principal of, premium, if any, and interest on such Debenture and for all other purposes; and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debenture registrar shall be affected by any notice to the contrary. All such payments so made to any holder for the time being or upon his order shall be valid, and, to the extent of the sum or sums so paid, effectual to satisfy and discharge the liability for moneys payable upon any such Debenture.

         No recourse for the payment of the principal of or premium, if any, or interest on any Debenture, or for any claim based thereon or otherwise in respect thereof, and no recourse under or upon any obligation, covenant or agreement of the Company in the Indenture or in any supplemental indenture, or in any such Debenture, or because of the creation of any indebtedness represented thereby, shall be had against any incorporator, stockholder, employee, officer or director, as such, past, present or future, of the Company or of any successor Person of the Company, either directly or through the Company or any successor Person of the Company, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, it being expressly understood that all such liability is hereby expressly waived and released as a condition of, and as a consideration for, the execution of the Indenture and the issue of the Debentures.

         Capitalized terms used and not defined in this Debenture shall have the meanings assigned in the Indenture dated as of the date of original issuance of this Debenture between the Trustee and the Company.

         THE INDENTURE AND THE DEBENTURES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO CONFLICT OF LAW PRINCIPLES THEREOF.

                                                                    Exhibit 4.27




                    -----------------------------------------


                        AMENDED AND RESTATED DECLARATION
                                    OF TRUST

                                  by and among

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

                    ALLEN H. BLAKE, TERRANCE M. McCARTHY and
                               LISA K. VANSICKLE,
                               as Administrators,

                         Dated as of September 20, 2004


                    -----------------------------------------




                                TABLE OF CONTENTS
                                -----------------

                                                                                                               Page
                                                                                                               ----
ARTICLE I INTERPRETATION AND DEFINITIONS..........................................................................1
         Section 1.1.      Definitions............................................................................1
                           -----------

ARTICLE II ORGANIZATION...........................................................................................7
         Section 2.1.      Name...................................................................................7
                           ----
         Section 2.2.      Office.................................................................................7
                           ------
         Section 2.3.      Purpose................................................................................7
                           -------
         Section 2.4.      Authority..............................................................................8
                           ---------
         Section 2.5.      Title to Property of the Trust.........................................................8
                           ------------------------------
         Section 2.6.      Powers and Duties of the Trustees and the Administrators...............................8
                           --------------------------------------------------------
         Section 2.7.      Prohibition of Actions by the Trust and the Institutional Trustee.....................11
                           -----------------------------------------------------------------
         Section 2.8.      Powers and Duties of the Institutional Trustee........................................12
                           ----------------------------------------------
         Section 2.9.      Certain Duties and Responsibilities of the Trustees and Administrators................13
                           ----------------------------------------------------------------------
         Section 2.10.     Certain Rights of Institutional Trustee...............................................14
                           ---------------------------------------
         Section 2.11.     Delaware Trustee......................................................................16
                           ----------------
         Section 2.12.     Execution of Documents................................................................16
                           ----------------------
         Section 2.13.     Not Responsible for Recitals or Issuance of Securities................................16
                           ------------------------------------------------------
         Section 2.14.     Duration of Trust.....................................................................17
                           -----------------
         Section 2.15.     Mergers...............................................................................17
                           -------

ARTICLE III SPONSOR..............................................................................................18
         Section 3.1.      Sponsor's Purchase of Common Securities...............................................18
                           ---------------------------------------
         Section 3.2.      Responsibilities of the Sponsor.......................................................18
                           -------------------------------
         Section 3.3.      Expenses..............................................................................18
                           --------
         Section 3.4.      Right to Proceed......................................................................19
                           ----------------

ARTICLE IV INSTITUTIONAL TRUSTEE AND ADMINISTRATORS..............................................................19
         Section 4.1.      Number of Trustees....................................................................19
                           ------------------
         Section 4.2.      Delaware Trustee......................................................................20
                           ----------------
         Section 4.3.      Institutional Trustee; Eligibility....................................................20
                           ----------------------------------
         Section 4.4.      Certain Qualifications of the Delaware Trustee Generally..............................20
                           ---------------------------------------------------------
         Section 4.5.      Administrators........................................................................20
                           --------------
         Section 4.6.      Initial Delaware Trustee..............................................................21
                           ------------------------
         Section 4.7.      Appointment, Removal and Resignation of Trustees and Administrators...................21
                           -------------------------------------------------------------------
         Section 4.8.      Vacancies Among Trustees..............................................................22
                           ------------------------
         Section 4.9.      Effect of Vacancies...................................................................22
                           -------------------
         Section 4.10.     Meetings of the Trustees and the Administrators.......................................22
                           -----------------------------------------------
         Section 4.11.     Delegation of Power...................................................................23
                           -------------------
         Section 4.12.     Conversion, Consolidation or Succession to Business...................................23
                           ---------------------------------------------------

ARTICLE V DISTRIBUTIONS..........................................................................................23
         Section 5.1.      Distributions.........................................................................23
                           -------------

ARTICLE VI ISSUANCE OF SECURITIES................................................................................24
         Section 6.1.      General Provisions Regarding Securities...............................................24
                           ---------------------------------------
         Section 6.2.      Paying Agent, Transfer Agent and Registrar............................................24
                           ------------------------------------------
         Section 6.3.      Form and Dating.......................................................................25
                           ---------------
         Section 6.4.      Mutilated, Destroyed, Lost or Stolen Certificates.....................................25
                           -------------------------------------------------
         Section 6.5.      Temporary Securities..................................................................25
                           --------------------
         Section 6.6.      Cancellation..........................................................................26
                           ------------
         Section 6.7.      Rights of Holders; Waivers of Past Defaults...........................................26
                           -------------------------------------------

ARTICLE VII DISSOLUTION AND TERMINATION OF TRUST.................................................................27
         Section 7.1.      Dissolution and Termination of Trust..................................................27
                           ------------------------------------

ARTICLE VIII TRANSFER OF INTERESTS...............................................................................28
         Section 8.1.      General...............................................................................28
                           -------
         Section 8.2.      Transfer Procedures and Restrictions..................................................29
                           ------------------------------------
         Section 8.3.      Deemed Security Holders...............................................................31
                           -----------------------

ARTICLE IX LIMITATION OF LIABILITY OF HOLDERS OF SECURITIES, INSTITUTIONAL TRUSTEE OR OTHERS.....................31
         Section 9.1.      Liability.............................................................................31
                           ---------
         Section 9.2.      Exculpation...........................................................................32
                           -----------
         Section 9.3.      Fiduciary Duty........................................................................32
                           --------------
         Section 9.4.      Indemnification.......................................................................32
                           ---------------
         Section 9.5.      Outside Businesses....................................................................34
                           ------------------
         Section 9.6.      Compensation; Fee.....................................................................35
                           -----------------

ARTICLE X ACCOUNTING.............................................................................................35
         Section 10.1.     Fiscal Year...........................................................................35
                           -----------
         Section 10.2.     Certain Accounting Matters............................................................35
                           --------------------------
         Section 10.3.     Banking...............................................................................36
                           -------
         Section 10.4.     Withholding...........................................................................36
                           -----------

ARTICLE XI AMENDMENTS AND MEETINGS...............................................................................36
         Section 11.1.     Amendments............................................................................36
                           ----------
         Section 11.2.     Meetings of the Holders of Securities; Action by Written Consent......................37
                           ----------------------------------------------------------------

ARTICLE XII REPRESENTATIONS OF INSTITUTIONAL TRUSTEE AND THE DELAWARE TRUSTEE....................................39
         Section 12.1.     Representations and Warranties of Institutional Trustee...............................39
                           -------------------------------------------------------
         Section 12.2.     Representations of the Delaware Trustee...............................................39
                           ---------------------------------------

ARTICLE XIII MISCELLANEOUS.......................................................................................40
         Section 13.1.     Notices...............................................................................40
                           -------
         Section 13.2.     Governing Law.........................................................................41
                           -------------
         Section 13.3.     Intention of the Parties..............................................................41
                           ------------------------
         Section 13.4.     Headings..............................................................................41
                           --------
         Section 13.5.     Successors and Assigns................................................................41
                           ----------------------
         Section 13.6.     Partial Enforceability................................................................41
                           ----------------------
         Section 13.7.     Counterparts..........................................................................42
                           ------------

Annex I....................Terms of Securities
Exhibit A-1................Form of Capital Security Certificate
Exhibit A-2................Form of Capital Security Certificate
Exhibit A-3................Form of Common Security Certificate
Exhibit B..................Specimen of Initial Debenture
Exhibit C..................Placement Agreement


                              AMENDED AND RESTATED

                              DECLARATION OF TRUST

                          FIRST BANK STATUTORY TRUST II

                               September 20, 2004

         AMENDED AND RESTATED  DECLARATION  OF TRUST  ("Declaration")  dated and
                                                        -----------
effective as of September 20, 2004, by the Trustees (as defined herein), the Administrators (as defined herein), the Sponsor (as defined herein) and by the holders, from time to time, of undivided beneficial interests in the Trust (as defined herein) to be issued pursuant to this Declaration;

         WHEREAS, the Trustees, the Administrators and the Sponsor established First Bank Statutory Trust II (the "Trust"), a statutory trust under the
                                        -----
Statutory Trust Act (as defined herein) pursuant to a Declaration of Trust dated as of September 9, 2004 (the "Original Declaration"), and a Certificate of Trust
                              --------------------
filed with the Secretary of State of the State of Delaware on September 9, 2004, for the sole purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in certain debentures of the Debenture Issuer (as defined herein);

         WHEREAS, as of the date hereof, no interests in the Trust have been issued; and

         WHEREAS, the Trustees, the Administrators and the Sponsor, by this Declaration, amend and restate each and every term and provision of the Original Declaration;

         NOW, THEREFORE, it being the intention of the parties hereto to continue the Trust as a statutory trust under the Statutory Trust Act and that this Declaration constitutes the governing instrument of such statutory trust, the Trustees declare that all assets contributed to the Trust will be held in trust for the benefit of the holders, from time to time, of the securities representing undivided beneficial interests in the assets of the Trust issued hereunder, subject to the provisions of this Declaration. The parties hereto hereby agree as follows:

                                    ARTICLE I

                         INTERPRETATION AND DEFINITIONS

     Section  1.1   Definitions.  Unless  the  context  otherwise  requires:
                    -----------

         (a) Capitalized terms used in this Declaration but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

         (b) a term defined anywhere in this Declaration has the same meaning throughout;

         (c) all references to "the Declaration" or "this Declaration" are to this Declaration as modified, supplemented or amended from time to time;

         (d) all references in this Declaration to Articles and Sections and Annexes and Exhibits are to Articles and Sections of and Annexes and Exhibits to this Declaration unless otherwise specified; and

         (e)    a reference to the singular includes the plural and vice versa.

         "Additional Interest" has the meaning set forth in the Indenture.
          -------------------

         "Administrative  Action" has the meaning set forth in paragraph 4(a) of
          ----------------------
Annex I.

         "Administrators" means each of Allen H. Blake, Terrance M. McCarthy and
          --------------
Lisa K. Vansickle, solely in such Person's capacity as Administrator of the Trust created and continued hereunder and not in such Person's individual capacity, or such Administrator's successor in interest in such capacity, or any successor appointed as herein provided.

         "Affiliate"  has the same  meaning as given to that term in Rule 405 of
          ---------
the Securities Act or any successor rule thereunder.

         "Authorized Officer" of a Person means any Person that is authorized to
          ------------------
bind such Person.

         "Bankruptcy Event" means, with respect to any Person:
          ----------------

         (a) a court having jurisdiction in the premises shall enter a decree or order for relief in respect of such Person in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of such Person or for any substantial part of its property, or ordering the winding-up or liquidation of its affairs and such decree or order shall remain unstayed and in effect for a period of 90 consecutive days; or

         (b) such Person shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of such Person of any substantial part of its property, or shall make any general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due.

         "Business Day" means any day other than  Saturday,  Sunday or any other
          ------------
day on which banking institutions in New York City or Wilmington, Delaware are permitted or required by any applicable law or executive order to close.

         "Capital  Securities"  has the meaning set forth in  paragraph  1(a) of
          -------------------
Annex I.

         "Capital Security Certificate" means a definitive  Certificate in fully
          ----------------------------
registered form representing a Capital Security substantially in the form of Exhibits A-1 and A-2.

         "Capital  Treatment  Event" has the meaning set forth in paragraph 4(a)
          -------------------------
of Annex I.

         "Certificate" means any certificate evidencing Securities.
          -----------

         "Closing  Date" has the meaning set forth in the  Placement  Agreement.
          -------------

         "Code" means the Internal Revenue Code of 1986, as amended from time to
          ----
time, or any successor legislation.

         "Common  Securities"  has the  meaning set forth in  paragraph  1(b) of
           -----------------
Annex I.

         "Common Security  Certificate" means a definitive  Certificate in fully
          ----------------------------
registered form representing a Common Security substantially in the form of Exhibit A-3.

         "Company  Indemnified  Person"  means  (a) any  Administrator;  (b) any
          ----------------------------
Affiliate of any Administrator; (c) any officers, directors, shareholders, members, partners, employees, representatives or agents of any Administrator; or
(d) any officer, employee or agent of the Trust or its Affiliates.

         "Corporate Trust Office" means the office of the Institutional  Trustee
          ---------------------- at which the corporate trust business of the Institutional Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Declaration is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attn: Corporate Trust Administration.

         "Coupon  Rate" has the meaning set forth in paragraph  2(a) of Annex I.
          ------------

         "Covered  Person"  means:  (a) any  Administrator,  officer,  director,
          ---------------
shareholder, partner, member, representative, employee or agent of (i) the Trust or (ii) any of the Trust's Affiliates; and (b) any Holder of Securities.

         "Creditor" has the meaning set forth in Section 3.3.
          --------

         "Debenture Issuer" means First Banks, Inc., a Missouri corporation,  in
          ----------------
its capacity as issuer of the Debentures under the Indenture.

         "Debenture  Trustee" means Wilmington  Trust Company,  as trustee under
          ------------------
the Indenture until a successor is appointed thereunder, and thereafter means such successor trustee.

         "Debentures"  means the Floating  Rate Junior  Subordinated  Deferrable
          ----------
Interest Debentures due 2034 to be issued by the Debenture Issuer under the Indenture.

         "Defaulted  Interest"  has the  meaning  set  forth  in the  Indenture.
          ------------------

         "Delaware   Trustee"   has  the  meaning  set  forth  in  Section  4.2.
          ------------------

         "Determination  Date" has the  meaning set forth in  paragraph  4(a) of
          -------------------
Annex I.

         "Direct   Action"  has  the  meaning  set  forth  in  Section   2.8(d).
          ---------------

         "Distribution" means a distribution payable to Holders of Securities in
          ------------
accordance with Section 5.1.

         "Distribution Payment Date" has the meaning set forth in paragraph 2(b)
          -------------------------
of Annex I.

         "Distribution Period" means (i) with respect to the Distribution paid
          -------------------
on the first Distribution Payment Date, the period beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in December 2004 and (ii) thereafter, with respect to a Distribution paid on each successive Distribution Payment Date, the period beginning on (and including) the preceding Distribution Payment Date and ending on (but excluding) such current Distribution Payment Date.

         "Distribution Rate" means, for the Distribution Period beginning on
          -----------------
(and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in December 2004, the rate per annum of 3.92438%, and for each Distribution Period beginning on or after the Distribution Payment Date in December 2004, the Coupon Rate for such Distribution Period.

         "Event of Default" means any one of the following  events (whatever the
          ----------------
reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

         (a)    the occurrence of an Indenture Event of Default; or

         (b) default by the Trust in the payment of any Redemption Price or Special Redemption Price of any Security when it becomes due and payable; or

         (c) default in the performance, or breach, in any material respect, of any covenant or warranty of the Institutional Trustee in this Declaration (other than those specified in clause (a) or (b) above) and continuation of such default or breach for a period of 60 days after there has been given, by registered or certified mail to the Institutional Trustee and to the Sponsor by the Holders of at least 25% in aggregate liquidation amount of the outstanding Capital Securities, a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

         (d)    the occurrence of  a  Bankruptcy  Event   with  respect  to  the
Institutional Trustee if a successor Institutional Trustee has not been appointed within 90 days thereof.

         "Extension  Event  of  Default"  has  the  meaning  set  forth  in  the
          -----------------------------
Indenture.

         "Extension Period" has the meaning set forth in paragraph 2(b) of Annex
          ----------------
I.

         "Federal  Reserve" has the meaning set forth in paragraph 3 of Annex I.
          ----------------

         "Fiduciary  Indemnified  Person"  shall mean each of the  Institutional
          ------------------------------
Trustee (including in its individual capacity), the Delaware Trustee (including in its individual capacity), any Affiliate of the Institutional Trustee or Delaware Trustee and any officers, directors, shareholders, members, partners, employees, representatives, custodians, nominees or agents of the Institutional Trustee or Delaware Trustee.

         "Fiscal Year" has the meaning set forth in Section 10.1.
          -----------

         "Guarantee" means the guarantee agreement to be dated as of the Closing
          ---------
Date, of the Sponsor in respect of the Capital Securities.

         "Holder"  means a Person in whose  name a  Certificate  representing  a
          ------
Security is registered, such Person being a beneficial owner within the meaning of the Statutory Trust Act.

         "Indemnified  Person" means a Company Indemnified Person or a Fiduciary
          -------------------
Indemnified Person.

         "Indenture"  means the Indenture dated as of the Closing Date,  between
          ---------
the Debenture Issuer and the Debenture Trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued, as such Indenture and any supplemental indenture may be amended, supplemented or otherwise modified from time to time.

         "Indenture  Event of Default" means an "Event of Default" as defined in
          ---------------------------
the Indenture.

         "Institutional  Trustee"  means the  Trustee  meeting  the  eligibility
          ----------------------
requirements set forth in Section 4.3.

         "Interest"  means any  interest  due on the  Debentures  including  any
          --------
Additional Interest and Defaulted Interest.

         "Investment  Company"  means an  investment  company  as defined in the
          -------------------
Investment Company Act.

         "Investment  Company Act" means the Investment  Company Act of 1940, as
          -----------------------
amended from time to time, or any successor legislation.

         "Investment  Company Event" has the meaning set forth in paragraph 4(a)
          -------------------------
of Annex I.

         "Liquidation"  has the  meaning  set forth in  paragraph  3 of Annex I.
          -----------

         "Liquidation  Distribution" has the meaning set forth in paragraph 3 of
          -------------------------
Annex I.

         "Majority in liquidation  amount of the Securities"  means Holder(s) of
          -------------------------------------------------
outstanding Securities voting together as a single class or, as the context may require, Holders of outstanding Capital Securities or Holders of outstanding Common Securities voting separately as a class, who are the record owners of more than 50% of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all outstanding Securities of the relevant class.

         "Maturity Date" has the meaning set forth in paragraph 4(a) of Annex I.
          -------------

         "Officers'   Certificates"   means,  with  respect  to  any  Person,  a
          -----------------------
certificate signed by two Authorized Officers of such Person. Any Officers' Certificate delivered with respect to compliance with a condition or covenant providing for it in this Declaration shall include:

         (a) a statement that each officer signing the Certificate has read the covenant or condition and the definitions relating thereto;

         (b) a brief statement of the nature and scope of the examination or investigation undertaken by each officer in rendering the Certificate;

         (c) a statement that each such officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

         (d) a statement as to whether, in the opinion of each such officer, such condition or covenant has been complied with.

         "OTS" has the meaning set forth in paragraph 3 of Annex I.
          ---

         "Paying Agent" has the meaning specified in Section 6.2.
          ------------

         "Person" means a legal person,  including any individual,  corporation,
          ------
estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

         "Placement  Agreement"  means the Placement  Agreement  relating to the
          --------------------
offering and sale of Capital Securities in the form of Exhibit C.

         "Property  Account"  has the  meaning  set  forth  in  Section  2.8(c).
          -----------------

         "Pro  Rata"  has the  meaning  set  forth  in  paragraph  8 of Annex I.
          ---------

         "Quorum" means a majority of the  Administrators  or, if there are only
          ------
two Administrators, both of them.

         "Redemption  Date" has the meaning set forth in paragraph 4(a) of Annex
          ----------------
I.

         "Redemption/Distribution Notice" has the meaning set forth in paragraph
          ------------------------------
4(e) of Annex I.

         "Redemption Price" has the meaning set forth in paragraph 4(a) of Annex
          ----------------
I.

         "Registrar" has the meaning set forth in Section 6.2.
          ---------

         "Relevant  Trustee"  has the  meaning  set  forth  in  Section  4.7(a).
          -----------------

         "Responsible Officer" means, with respect to the Institutional Trustee,
          -------------------
any officer within the Corporate Trust Office of the Institutional Trustee, including any vice-president, any assistant vice-president, any assistant secretary, the treasurer, any assistant treasurer, any trust officer or other officer of the Corporate Trust Office of the Institutional Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Restricted  Securities  Legend"  has the  meaning set forth in Section
          ------------------------------

         "Rule 3a-5" means Rule 3a-5 under the Investment Company Act.
          ---------

         "Rule 3a-7" means Rule 3a-7 under the Investment Company Act.
          ---------

         "Securities"  means the Common  Securities and the Capital  Securities.
          ----------

         "Securities Act" means the Securities Act of 1933, as amended from time
          --------------
to  time, or any successor legislation.

         "Special Event" has the meaning set forth in paragraph 4(a) of Annex I.
          -------------

         "Special  Redemption  Date" has the meaning set forth in paragraph 4(a)
          -------------------------
of Annex I.

         "Special  Redemption Price" has the meaning set forth in paragraph 4(a)
          -------------------------
of Annex I.

         "Sponsor"  means First  Banks,  Inc.,  a Missouri  corporation,  or any
          -------
successor entity in a merger, consolidation or amalgamation, in its capacity as sponsor of the Trust.

         "Statutory  Trust  Act" means  Chapter  38 of Title 12 of the  Delaware
          -------------------
Code, 12 Del. C. ss.ss. 3801, et seq. as may be amended from time to time.

         "Successor  Entity"  has the  meaning  set  forth in  Section  2.15(b).
          -----------------

         "Successor  Delaware  Trustee"  has the  meaning  set forth in  Section
          ----------------------------
4.7(e).

         "Successor Institutional Trustee" has the meaning set forth in Section
          -------------------------------
4.7(b).

         "Successor Securities" has the meaning set forth in Section 2.15(b).
          --------------------

         "Super Majority"  has  the  meaning  set  forth  in  paragraph  5(b) of
          --------------
 Annex I.

         "Tax  Event" has the meaning  set forth in  paragraph  4(a) of Annex I.
          ----------

         "10%  in  liquidation   amount  of  the  Securities"   means  Holder(s)
          --------------------------------------------------
of outstanding Securities voting together as a single class or, as the context may require, Holders of outstanding Capital Securities or Holders of outstanding Common Securities voting separately as a class, who are the record owners of 10% or more of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all outstanding Securities of the relevant class.

         "3-Month LIBOR" has the meaning set forth in paragraph 4(a) of Annex I.
          -------------

         "Transfer   Agent"  has  the   meaning   set  forth  in  Section   6.2.
          ----------------

         "Treasury  Regulations"  means the  income tax  regulations,  including
          ---------------------
temporary and proposed regulations, promulgated under the Code by the United States Treasury, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

         "Trust Property" means (a) the Debentures,  (b) any cash on deposit in,
          --------------
or owing to, the Property Account and (c) all proceeds and rights in respect of the foregoing and any other property and assets for the time being held or deemed to be held by the Institutional Trustee pursuant to the trusts of this Declaration.

         "Trustee"  or  "Trustees"   means  each  Person  who  has  signed  this
          -----------------------
Declaration as a trustee, so long as such Person shall continue in office in accordance with the terms hereof, and all other Persons who may from time to time be duly appointed, qualified and serving as Trustees in accordance with the provisions hereof, and references herein to a Trustee or the Trustees shall refer to such Person or Persons solely in their capacity as trustees hereunder.

         "U.S.  Person"  means a United  States  Person as  defined  in  Section
          ------------
7701(a)  (30) of the Code.

                                   ARTICLE II

                                  ORGANIZATION

         Section 2.1   Name. The Trust is named "First Bank Statutory Trust II,"
                       ----
as such name may be modified from time to time by the Administrators following written notice to the Holders of the Securities. The Trust's activities may be conducted under the name of the Trust or any other name deemed advisable by the Administrators.

         Section 2.2.  Office.  The address of the principal office of the Trust
                       ------
 is c/o Wilmington Trust Company, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600. On at least 10 Business Days written notice to the Holders of the Securities, the Administrators may designate another principal office, which shall be in a state of the United States or in the District of Columbia.

         Section 2.3. Purpose. The exclusive purposes and functions of the Trust
                      -------
are (a) to issue and sell the Securities representing undivided beneficial interests in the assets of the Trust, (b) to invest the gross proceeds from such sale to acquire the Debentures, (c) to facilitate direct investment in the assets of the Trust through issuance of the Common Securities and the Capital Securities and (d) except as otherwise limited herein, to engage in only those other activities necessary or incidental thereto. The Trust shall not borrow money, issue debt or reinvest proceeds derived from investments, pledge any of its assets, or otherwise undertake (or permit to be undertaken) any activity that would cause the Trust not to be classified for United States federal income tax purposes as a grantor trust.

         Section 2.4   Authority.   Except as  specifically   provided  in  this
                       ---------
Declaration, the Institutional Trustee shall have exclusive and complete authority to carry out the purposes of the Trust. An action taken by a Trustee in accordance with its powers shall constitute the act of and serve to bind the Trust. In dealing with the Trustees acting on behalf of the Trust, no Person shall be required to inquire into the authority of the Trustees to bind the Trust. Persons dealing with the Trust are entitled to rely conclusively on the power and authority of the Trustees as set forth in this Declaration. The Administrators shall have only those ministerial duties set forth herein with respect to accomplishing the purposes of the Trust and are not intended to be trustees or fiduciaries with respect to the Trust or the Holders. The Institutional Trustee shall have the right, but shall not be obligated except as provided in Section 2.6, to perform those duties assigned to the Administrators.

         Section 2.5   Title to Property of the Trust.  Except  as  provided  in
                       ------------------------------
Section 2.8 with respect to the Debentures and the Property Account or as otherwise provided in this Declaration, legal title to all assets of the Trust shall be vested in the Trust. The Holders shall not have legal title to any part of the assets of the Trust, but shall have an undivided beneficial interest in the assets of the Trust.

         Section 2.6   Powers and Duties of the Trustees and the Administrators.
                       --------------------------------------------------------

         (a) The Trustees and the Administrators shall conduct the affairs of the Trust in accordance with the terms of this Declaration. Subject to the limitations set forth in paragraph (b) of this Section, and in accordance with the following provisions (i) and (ii), the Trustees and the Administrators shall have the authority to enter into all transactions and agreements determined by the Institutional Trustee to be appropriate in exercising the authority, express or implied, otherwise granted to the Trustees or the Administrators, as the case may be, under this Declaration, and to perform all acts in furtherance thereof, including without limitation, the following:

               (i) Each Administrator shall have the power and authority to act on behalf of the Trust with respect to the following matters:

                    (A) the issuance and sale of the Securities;

                    (B) to cause the Trust to enter  into,  and to  execute  and deliver on behalf of the Trust, such agreements as may be necessary or desirable in connection with the purposes and function of the Trust, including agreements with the Paying Agent;

                    (C) ensuring  compliance with the Securities Act, applicable state securities or blue sky laws;

                    (D) the sending of notices  (other than notices of default), and other information regarding the Securities and the Debentures to the Holders in accordance with this Declaration;

                    (E) the  consent  to  the  appointment  of a  Paying  Agent,
               Transfer Agent and Registrar in accordance with this Declaration, which consent shall not be unreasonably withheld or delayed;

                    (F) execution  and delivery of the  Securities in accordance with this Declaration;

                    (G) execution and delivery of closing certificates  pursuant to the Placement Agreement and the application for a taxpayer identification number;

                    (H) unless otherwise determined by the Holders of a Majority in liquidation amount of the Securities or as otherwise required by the Statutory Trust Act, to execute on behalf of the Trust (either acting alone or together with any or all of the Administrators) any documents that the Administrators have the power to execute pursuant to this Declaration;

                    (I) the taking of any action  incidental to the foregoing as the Institutional Trustee may from time to time determine is necessary or advisable to give effect to the terms of this Declaration for the benefit of the Holders (without consideration of the effect of any such action on any particular Holder);

                    (J) to  establish a record date with  respect to all actions to be taken hereunder that require a record date be established, including Distributions, voting rights, redemptions and exchanges, and to issue relevant notices to the Holders of Capital Securities and Holders of Common Securities as to such actions and applicable record dates; and

                    (K) to duly prepare and file all  applicable tax returns and tax information reports that are required to be filed with respect to the Trust on behalf of the Trust.

              (ii)  As   among   the  Trustees  and   the  Administrators,   the
     Institutional Trustee shall have the power, duty and authority to act on behalf of the Trust with respect to the following matters:

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

                    (I) after any Event of Default  (provided that such Event of
                                                     --------
               Default is not by or with respect to the Institutional Trustee) the taking of any action incidental to the foregoing as the Institutional Trustee may from time to time determine is necessary or advisable to give effect to the terms of this Declaration and protect and conserve the Trust Property for the benefit of the Holders (without consideration of the effect of any such action on any particular Holder); and

                    (J) to  take  all  action  that  may be  necessary  for  the preservation and the continuation of the Trust's valid existence, rights, franchises and privileges as a statutory trust under the laws of the State of Delaware.

               (iii) The Institutional Trustee shall have the power and authority to act on behalf of the Trust with respect to any of the duties, liabilities, powers or the authority of the Administrators set forth in
     Section 2.6(a)(i)(D), (E) and (F) herein but shall not have a duty to do any such act unless specifically requested to do so in writing by the Sponsor, and shall then be fully protected in acting pursuant to such written request; and in the event of a conflict between the action of the Administrators and the action of the Institutional Trustee, the action of the Institutional Trustee shall prevail.

         (b) So long as this Declaration remains in effect, the Trust (or the Trustees or Administrators acting on behalf of the Trust) shall not undertake any business, activities or transaction except as expressly provided herein or contemplated hereby. In particular, neither the Trustees nor the Administrators may cause the Trust to (i) acquire any investments or engage in any activities not authorized by this Declaration, (ii) sell, assign, transfer, exchange, mortgage, pledge, set-off or otherwise dispose of any of the Trust Property or interests therein, including to Holders, except as expressly provided herein,
(iii) take any action that would reasonably be expected (x) to cause the Trust to fail or cease to qualify as a "grantor trust" for United States federal income tax purposes or (y) to require the trust to register as an Investment Company under the Investment Company Act, (iv) incur any indebtedness for borrowed money or issue any other debt or (v) take or consent to any action that would result in the placement of a lien on any of the Trust Property. The Institutional Trustee shall, at the sole cost and expense of the Trust, defend all claims and demands of all Persons at any time claiming any lien on any of the Trust Property adverse to the interest of the Trust or the Holders in their capacity as Holders.

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

         (ii) the determination of the States in which to take appropriate action to qualify or register for sale all or part of the Capital
     Securities and the determination of any and all such acts, other than actions which must be taken by or on behalf of the Trust, and the advice to the Administrators of actions they must take on behalf of the Trust, and the preparation for execution and filing of any documents to be executed and filed by the Trust or on behalf of the Trust, as the Sponsor deems necessary or advisable in order to comply with the applicable laws of any such States in connection with the sale of the Capital Securities;

         (iii) the negotiation of the terms of, and the execution and delivery of, the Placement Agreement providing for the sale of the Capital Securities; and

         (iv) the taking of any other actions necessary or desirable to carry out any of the foregoing activities.

         (d) Notwithstanding anything herein to the contrary, the Administrators and the Holders of a Majority in liquidation amount of the Common Securities are authorized and directed to conduct the affairs of the Trust and to operate the Trus t so that the Trust will not (i) be deemed to be an Investment Company required to be registered under the Investment Company Act, and (ii) fail to be classified as a "grantor trust" for United States federal income tax purposes. The Administrators and the Holders of a Majority in liquidation amount of the Common Securities shall not take any action inconsistent with the treatment of the Debentures as indebtedness of the Debenture Issuer for United States federal income tax purposes. In this connection, the Administrators and the Holders of a Majority in liquidation amount of the Common Securities are authorized to take any action, not inconsistent with applicable laws, the Certificate of Trust or this Declaration, as amended from time to time, that each of the Administrators and the Holders of a Majority in liquidation amount of the Common Securities determines in their discretion to be necessary or desirable for such purposes.

         (e) All expenses incurred by the Administrators or the Trustees pursuant to this Section 2.6 shall be reimbursed by the Sponsor, and the Trustees and the Administrators shall have no obligations with respect to such expenses.

         (f)    The assets of the Trust shall consist of the Trust Property.

         (g) Legal title to all Trust Property shall be vested at all times in the Institutional Trustee (in its capacity as such) and shall be held and administered by the Institutional Trustee and the Administrators for the benefit of the Trust in accordance with this Declaration.

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

         Section 2.7  Prohibition of Actions by the Trust and  the Institutional
                      ----------------------------------------------------------
Trustee.
-------

         (a) The Trust shall not, and the Institutional Trustee shall cause the Trust not to, engage in any activity other than as required or authorized by this Declaration. In particular, the Trust shall not and the Institutional Trustee shall cause the Trust not to:

               (i) invest any proceeds received by the Trust from holding the Debentures, but shall distribute all such proceeds to Holders of the Securities pursuant to the terms of this Declaration and of the Securities;

               (ii)   acquire any   assets  other  than  as  expressly  provided
         herein;

               (iii)  possess Trust Property for other than a Trust purpose;

               (iv) make any loans or incur any indebtedness other than loans represented by the Debentures;

               (v) possess any power or otherwise act in such a way as to vary the Trust assets or the terms of the Securities in any way whatsoever other than as expressly provided herein;

               (vi) issue any securities or other evidences of beneficial ownership of, or beneficial interest in, the Trust other than the Securities;

               (vii) carry on any "trade or business" as that phrase is used in the Code; or

               (viii) other than as provided in this Declaration (including Annex I), (A) direct the time, method and place of exercising any trust or power conferred upon the Debenture Trustee with respect to the Debentures, (B) waive any past default that is waivable under the Indenture, (C) exercise any right to rescind or annul any declaration that the principal of all the Debentures shall be due and payable, or
         (D) consent to any amendment, modification or termination of the Indenture or the Debentures where such consent shall be required unless the Trust shall have received a written opinion of counsel to the effect that such modification will not cause the Trust to cease to be classified as a "grantor trust" for United States federal income tax purposes.

         Section  2.8    Powers and Duties of the Institutional Trustee.
                         ----------------------------------------------

         (a) The legal title to the Debentures shall be owned by and held of record in the name of the Institutional Trustee in trust for the benefit of the Trust and the Holders of the Securities. The right, title and interest of the Institutional Trustee to the Debentures shall vest automatically in each Person who may hereafter be appointed as Institutional Trustee in accordance with
Section 4.7. Such vesting and cessation of title shall be effective whether or not conveyancing documents with regard to the Debentures have been executed and delivered.

         (b) The Institutional Trustee shall not transfer its right, title and interest in the Debentures to the Administrators or to the Delaware Trustee.

         (c)    The Institutional Trustee shall:

               (i) establish and maintain a segregated non-interest bearing trust account (the "Property Account") in the name of and under the
                              ----------------
         exclusive control of the Institutional Trustee, and maintained in the Institutional Trustee's trust department, on behalf of the Holders of the Securities and, upon the receipt of payments of funds made in respect of the Debentures held by the Institutional Trustee, deposit such funds into the Property Account and make payments, or cause the Paying Agent to make payments, to the Holders of the Capital Securities and Holders of the Common Securities from the Property Account in accordance with Section 5.1. Funds in the Property Account shall be held uninvested until disbursed in accordance with this Declaration;

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

         (d) The Institutional Trustee may bring or defend, pay, collect, compromise, arbitrate, resort to legal action with respect to, or otherwise adjust claims or demands of or against, the Trust which arises out of or in connection with an Event of Default of which a Responsible Officer of the Institutional Trustee has actual knowledge or arises out of the Institutional Trustee's duties and obligations under this Declaration; provided, however, that
                                                         --------  -------
if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Debenture Issuer to pay interest or principal on the Debentures on the date such interest or principal is otherwise payable (or in the case of redemption, on the redemption date), then a Holder of the Capital Securities may directly institute a proceeding for enforcement of payment to such Holder of the principal of or interest on the Debentures having a principal amount equal to the aggregate liquidation amount of the Capital Securities of such Holder (a "Direct Action") on or after the respective due
                              -------------
date specified in the Debentures. In connection with such Direct Action, the rights of the Holders of the Common Securities will be subrogated to the rights of such Holder of the Capital Securities to the extent of any payment made by the Debenture Issuer to such Holder of the Capital Securities in such Direct Action; provided, however, that no Holder of the Common Securities may
         --------   -------
exercise such right of subrogation so long as an Event of Default with respect to the Capital Securities has occurred and is continuing.

         (e) The Institutional Trustee shall continue to serve as a Trustee until either:

               (i) the Trust has been completely liquidated and the proceeds of the liquidation distributed to the Holders of the Securities pursuant to the terms of the Securities and this Declaration; or

               (ii) a Successor Institutional Trustee has been appointed and has accepted that appointment in accordance with Section 4.7.

         (f) The Institutional Trustee shall have the legal power to exercise all of the rights, powers and privileges of a Holder of the Debentures under the Indenture and, if an Event of Default occurs and is continuing, the Institutional Trustee may, for the benefit of Holders of the Securities, enforce its rights as holder of the Debentures subject to the rights of the Holders pursuant to this Declaration (including Annex I) and the terms of the Securities.

         The  Institutional  Trustee must  exercise the powers set forth in this
Section 2.8 in a manner that is consistent with the purposes and functions of the Trust set out in Section 2.3, and the Institutional Trustee shall not take any action that is inconsistent with the purposes and functions of the Trust set out in Section 2.3.

         Section  2.9  Certain Duties and Responsibilities of  the  Trustees and
                       ---------------------------------------------------------
Administrators.
--------------

         (a) The Institutional Trustee, before the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Declaration and no implied covenants shall be read into this Declaration against the Institutional Trustee. In case an Event of Default has occurred (that has not been cured or waived pursuant to Section 6.7), the Institutional Trustee shall exercise such of the rights and powers vested in it by this Declaration, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

         (b)    The duties  and  responsibilities   of  the   Trustees  and  the
Administrators shall be as provided by this Declaration. Notwithstanding the foregoing, no provision of this Declaration shall require any Trustee or
Administrators to expend or risk their own funds or otherwise incur any financial liability in the performance of any of their duties hereunder, or in the exercise of any of their rights or powers if it shall have reasonable grounds to believe that repayment of such funds or adequate protection against such risk of liability is not reasonably assured to it. Whether or not therein expressly so provided, every provision of this Declaration relating to the conduct or affecting the liability of or affording protection to the Trustees or Administrators shall be subject to the provisions of this Article. Nothing in this Declaration shall be construed to relieve an Administrator or a Trustee from liability for its own negligent act, its own negligent failure to act, or its own willful misconduct. To the extent that, at law or in equity, a Trustee or an Administrator has duties and liabilities relating to the Trust or to the Holders, such Trustee or such Administrator shall not be liable to the Trust or to any Holder for such Trustee's or such Administrator's good faith reliance on the provisions of this Declaration. The provisions of this Declaration, to the extent that they restrict the duties and liabilities of the Administrators or the Trustee otherwise existing at law or in equity, are agreed by the Sponsor and the Holders to replace such other duties and liabilities of the Administrators or the Trustees.

         (c) All payments made by the Institutional Trustee or a Paying Agent in respect of the Securities shall be made only from the revenue and proceeds from the Trust Property and only to the extent that there shall be sufficient revenue or proceeds from the Trust Property to enable the Institutional Trustee or a Paying Agent to make payments in accordance with the terms hereof. Each Holder, by its acceptance of a Security, agrees that it will look solely to the revenue and proceeds from the Trust Property to the extent legally vailable for distribution to it as herein provided and that the Trustees and the Administrators are not personally liable to it for any amount distributable in respect of any Security or for any other liability in respect of any Security. This Section 2.9(c) does not limit the liability of the Trustees expressly set forth elsewhere in this Declaration.

         (d) The Institutional Trustee shall not be liable for its own acts or omissions hereunder except as a result of its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

               (i) the Institutional Trustee shall not be liable for any error of judgment made in good faith by an Authorized Officer of the Institutional Trustee, unless it shall be proved that the Institutional Trustee was negligent in ascertaining the pertinent facts;

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

              (iii) the Institutional Trustee's sole duty with respect to the custody, safekeeping and physical preservation of the Debentures and the Property Account shall be to deal with such property in a similar manner as the Institutional Trustee deals with similar property for its fiduciary accounts generally, subject to the protections and limitations on liability afforded to the Institutional Trustee under this Declaration;

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

         Section  2.10  Certain  Rights of Institutional Trustee. Subject to the
                        ----------------------------------------
provisions of Section 2.9:

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

         (b) if (i) in performing its duties under this Declaration, the Institutional Trustee is required to decide between alternative courses of action, (ii) in construing any of the provisions of this Declaration, the Institutional Trustee finds the same ambiguous or inconsistent with any other provisions contained herein, or (iii) the Institutional Trustee is unsure of the application of any provision of this Declaration, then, except as to any matter as to which the Holders of Capital Securities are entitled to vote under the terms of this Declaration, the Institutional Trustee may deliver a notice to the Sponsor requesting the Sponsor's written instructions as to the course of action to be taken and the Institutional Trustee shall take such action, or refrain from taking such action, as the Institutional Trustee shall be instructed in writing, in which event the Institutional Trustee shall have no liability except for its own negligence or willful misconduct;

         (c) any direction or act of the Sponsor or the Administrators contemplated by this Declaration shall be sufficiently evidenced by an Officers' Certificate;

         (d) whenever in the administration of this Declaration, the Institutional Trustee shall deem it desirable that a matter be proved or established before undertaking, suffering or omitting any action hereunder, the Institutional Trustee (unless other evidence is herein specifically prescribed) may request and conclusively rely upon an Officers' Certificate as to factual matters which, upon receipt of such request, shall be promptly delivered by the Sponsor or the Administrators;

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

         (g) the Institutional Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Declaration at the request or direction of any of the Holders pursuant to this Declaration, unless such Holders shall have offered to the Institutional Trustee security or indemnity reasonably satisfactory to it against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction; provided, that nothing contained in this Section 2.10(g) shall be
           --------
taken to relieve the Institutional Trustee, subject to Section 2.9(b), upon the occurrence of an Event of Default (that has not been cured or waived pursuant to Section 6.7), to exercise such of the rights and powers vested in it by this Declaration, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs;

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

         (i) the Institutional Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through its agents or attorneys and the Institutional Trustee shall not be responsible for any misconduct or negligence on the part of or for the supervision of, any such agent or attorney appointed with due care by it hereunder;

         (j) whenever in the administration of this Declaration the Institutional Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder the Institutional Trustee (i) may request instructions from the Holders of the Capital Securities which instructions may only be given by the Holders of the same proportion in liquidation amount of the Capital Securities as would be entitled to direct the Institutional Trustee under the terms of the Capital Securities in respect of such remedy, right or action, (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (iii) shall be fully protected in acting in accordance with such instructions;

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

         (m) the Institutional Trustee shall not be charged with knowledge of an Event of Default unless a Responsible Officer of the Institutional Trustee obtains actual knowledge of such event or the Institutional Trustee receives written notice of such event from any Holder, the Sponsor or the Debenture Trustee;

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

         Section 2.11  Delaware  Trustee. Notwithstanding any other provision of
                       -----------------
this Declaration other than Section 4.1, the Delaware Trustee shall not be entitled to exercise any powers, nor shall the Delaware Trustee have any of the duties and responsibilities of any of the Trustees or the Administrators described in this Declaration (except as may be required under the Statutory Trust Act). Except as set forth in Section 4.1, the Delaware Trustee shall be a Trustee for the sole and limited purpose of fulfilling the requirements of ss. 3807 of the Statutory Trust Act.

         Section 2.12  Execution of  Documents.  Unless otherwise determined  in
                       -----------------------
writing by the Institutional Trustee, and except as otherwise required by the Statutory Trust Act, the Institutional Trustee, or any one or more of the Administrators, as the case may be, is authorized to execute on behalf of the Trust any documents that the Trustees or the Administrators, as the case may be, have the power and authority to execute pursuant to Section 2.6.

         Section 2.13  Not  Responsible  for Recitals or Issuance of Securities.
                       ---------------------------------------------------------
The recitals contained in this Declaration and the Securities shall be taken as the statements of the Sponsor, and the Trustees do not assume any responsibility for their correctness. The Trustees make no representations as to the value or condition of the property of the Trust or any part thereof. The Trustees make no representations as to the validity or sufficiency of this Declaration, the Debentures or the Securities.

         Section 2.14  Duration  of  Trust. The Trust, unless  earlier dissolved
                       -------------------
pursuant to the provisions of Article VII hereof, shall be in existence for 35 years from the Closing Date.

         Section 2.15  Mergers.
                       -------

         (a) The Trust may not consolidate, amalgamate, merge with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to any corporation or other body, except as described in Section 2.15(b) and (c) and except in connection with the liquidation of the Trust and the distribution of the Debentures to Holders of Securities pursuant to Section 7.1(a)(iv) of the Declaration or Section 4 of Annex I.

         (b) The Trust may, with the consent of the Institutional Trustee and without the consent of the Holders of the Capital Securities, consolidate, amalgamate, merge with or into, or be replaced by a trust organized as such under the laws of any state; provided that:

          (i) if the Trust is not the surviving entity, such successor entity (the "Successor Entity") either:
           ----------------

                (A) expressly assumes all of the obligations of the Trust under the Securities; or

                (B) substitutes for the Securities other securities having substantially the same terms as the Securities (the "Successor
                                                                       ---------
         Securities")  so  that the  Successor  Securities  rank the same as the
         ----------
         Securities rank with respect to Distributions and payments upon Liquidation, redemption and otherwise;

          (ii)  the Sponsor expressly appoints a trustee of the Successor Entity
     that   possesses   substantially   the  same   powers  and  duties  as  the
     Institutional Trustee as the Holder of the Debentures;

          (iii) such merger, consolidation, amalgamation or replacement does not adversely affect the rights, preferences and privileges of the Holders of the Securities (including any Successor Securities) in any material respect;

          (iv) the Institutional Trustee receives written confirmation from Moody's Investor Services, Inc. and any other nationally recognized statistical rating organization that rates securities issued by the initial purchaser of the Capital Securities that it will not reduce or withdraw the rating of any such securities because of such merger, conversion, consolidation, amalgamation or replacement;

          (v) such Successor Entity has a purpose substantially identical to that of the Trust;

          (vi) prior to such merger, consolidation, amalgamation or replacement, the Trust has received an opinion of a nationally recognized independent counsel to the Trust experienced in such matters to the effect that:

                (A) such merger, consolidation, amalgamation or replacement does not adversely affectthe rights, preferences and privileges of the Holders of the Securities (including any Successor Securities) in any material respect;

                (B) following  such  merger,   consolidation,   amalgamation  or
         replacement,  neither   the  Trust  nor the  Successor  Entity  will be
         required to register as an Investment Company; and

                (C) following such merger, consolidation, amalgamation or replacement, the Trust (or the Successor Entity) will continue to be classified as a "grantor trust" for United States federal income tax purposes;

          (vii) the Sponsor guarantees the obligations of such Successor Entity under the Successor Securities at least to the extent provided by the Guarantee;

          (viii) the Sponsor owns 100% of the common securities of any Successor Entity; and

          (ix) prior to such merger, consolidation, amalgamation or replacement, the Institutional Trustee shall have received an Officers' Certificate of the Administrators and an opinion of counsel, each to the effect that all conditions precedent under this Section 2.15(b) to such transaction have been satisfied.

    (c) Notwithstanding Section 2.15(b), the Trust shall not, except with the consent of Holders of 100% in aggregate liquidation amount of the Securities, consolidate, amalgamate, merge with or into, or be replaced by any other entity or permit any other entity to consolidate, amalgamate, merge withor into, or replace it if such consolidation, amalgamation, merger or replacement would cause the Trust or Successor Entity to be classified as other than a grantor trust for United States federal income tax purposes.

                                   ARTICLE III

                                     SPONSOR

         Section  3.1  Sponsor's Purchase of  Common  Securities. On the Closing
                       -------------------------------------------
Date, the Sponsor will purchase all of the Common Securities issued by the Trust in an amount at least equal to 3% of the capital of the Trust, at the same time as the Capital Securities are sold.

         Section  3.2  Responsibilities of the  Sponsor.  In connection with the
                       ----------------------------------
issue and sale of the Capital Securities, the Sponsor shall have the exclusive right and responsibility to engage in, or direct the Administrators to engage in, the following activities:

         (a) to determine the States in which to take appropriate action to qualify the Trust or to qualify or register for sale all or part of the Capital Securities and to do any and all such acts, other than actions which must be taken by the Trust, and advise the Trust of actions it must take, and prepare for execution and filing any documents to be executed and filed by the Trust, as the Sponsor deems necessary or advisable in order to comply with the applicable laws of any such States, to protect the limited liability of the Holders of the Capital Securities or to enable the Trust to effect the purposes for which it was created; and

         (b) to negotiate the terms of and/or execute on behalf of the Trust, the Placement Agreement and other related agreements providing for the sale of the Capital Securities.

         Section  3.3 Expenses. In  connection  with   the  offering,  sale  and
                      --------
issuance of the Debentures to the Trust and in connection with the sale of the Securities by the Trust, the Sponsor, in its capacity as Debenture Issuer, shall:

         (a) pay al reasonable costs and expenses owing to the Debenture Trustee pursuant to Section 6.6 of the Indenture;

         (b) be responsible for and shall pay all debts and obligations (other than with respect to the Securities) and all costs and expenses of the Trust, the offering, sale and issuance of the Securities (including fees to the placement agents in connection therewith), the costs and expenses (including reasonable counsel fees and expenses) of the Institutional Trustee and the Administrators, the costs and expenses relating to the operation of the Trust, including, without limitation, costs and expenses of accountants, attorneys, statistical or bookkeeping services, expenses for printing and engraving and computing or accounting equipment, Paying Agents, Registrars, Transfer Agents, duplicating, travel and telephone and other telecommunications expenses and costs and expenses incurred in connection with the acquisition, financing, and disposition of Trust assets and the enforcement by the Institutional Trustee of the rights of the Holders (for purposes of clarification, this Section 3.3(b) does not contemplate the payment by the Sponsor of acceptance or annual administration fees owing to the Institutional Trustee pursuant to the services to be provided by the Institutional Trustee under this Declaration or the fees and expenses of the Institutional Trustee's counsel in connection with the closing of the transactions contemplated by this Declaration); and

         (c) pay any and all taxes (other than United States withholding taxes attributable to the Trust or its assets) and all liabilities, costs and expenses with respect to such taxes of the Trust.

         The Sponsor's obligations under this Section 3.3 shall be for the benefit of, and shall be enforceable by, any Person to whom such debts, obligations,

costs,  expenses and taxes are owed (a "Creditor")  whether or not such Creditor
                                        --------
has received notice hereof. Any such Creditor may enforce the Sponsor's obligations under this Section 3.3 directly against the Sponsor and the Sponsor irrevocably waives any right or remedy to require that any such Creditor take any action against the Trust or any other Person before proceeding against the Sponsor. The Sponsor agrees to execute such additional agreements as may be necessary or desirable in order to give full effect to the provisions of this
Section 3.3.

         Section  3.4  Right to  Proceed. The Sponsor acknowledges the rights of
                       -----------------
Holders to institute a Direct Action as set forth in Section 2.8(d) hereto.

                                   ARTICLE IV

                    INSTITUTIONAL TRUSTEE AND ADMINISTRATORS

         Section  4.1  Number of Trustees.   The   number   of  Trustees   shall
                       ------------------
initially be two, and;

         (a) at any time before the issuance of any Securities, the Sponsor may, by written instrument, increase or decrease the number of Trustees; and

         (b) after the issuance of any Securities, the number of Trustees may increased or decreased by vote of the Holder of a Majority in liquidation amount be of the Common Securities voting as a class at a meeting of the Holder of the Common Securities; provided, however, that there shall be a Delaware Trustee if
                    --------  -------
required by Section 4.2; and there shall always be one Trustee who shall be the Institutional Trustee, and such Trustee may also serve as Delaware Trustee if it meets the applicable requirements, in which case Section 2.11 shall have no application to such entity in its capacity as Institutional Trustee.

         Section 4.2  Delaware Trustee. If  required by the Statutory Trust Act,
                      ----------------
one Trustee (the "Delaware Trustee") shall be:
                  ----------------

         (a)    a natural person who is a resident of the State of Delaware; or

         (b) if not a natural person, an entity which is organized under the laws of the United States or any state thereof or the District of Columbia, has its principal place of business in the State of Delaware, and otherwise meets the requirements of applicable law, including ss. 3807 of the Statutory Trust Act.

         Section 4.3  Institutional Trustee; Eligibility.
                      ----------------------------------

         (a)    There shall at all times be one Trustee which shall:

                (i)   not be an Affiliate of the Sponsor;

                (ii) not offer or provide credit or credit enhancement to the Trust; and

                (iii) be a banking corporation or trust company organized and doing business under the laws of the United States of America or any state thereof or the District of Columbia, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000.00), and subject to supervision or examination by Federal, state, or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then for the purposes of this Section 4.3(a)(iii), the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

         (b) If at any time the Institutional Trustee shall cease to be eligible to so act under Section 4.3(a), the Institutional Trustee shall immediately resign in the manner and with the effect set forth in Section 4.7.

         (c) If the Institutional Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act of 1939, as amended, the Institutional Trustee shall either eliminate such interest or resign, to the extent and in the manner provided by, and subject to this Declaration.

         (d)     The initial Institutional Trustee  shall  be  Wilmington  Trust
Company.

         Section 4.4  Certain Qualifications of the Delaware Trustee  Generally.
                      ----------------------------------------------------------
The Delaware Trustee shall be a U.S. Person and either a natural person who is at least 21 years of age or a legal entity that shall act through one or more Authorized Officers.

         Section 4.5  Administrators.   Each  Administrator  shall  be  a   U.S.
                       --------------
Person, 21 years of age or older and authorized to bind the Sponsor. The initial Administrators shall be Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle. There shall at all times be at least one Administrator. Except where a requirement for action by a specific number of Administrators is expressly set forth in this Declaration and except with respect to any action the taking of which is the subject of a meeting of the Administrators, any action required or permitted to be taken by the Administrators may be taken by, and any power of the Administrators may be exercised by, or with the consent of, any one such Administrator.

         Section 4.6  Initial Delaware Trustee.  The  initial  Delaware  Trustee
                      ------------------------
shall be Wilmington Trust Company.

         Section 4.7  Appointment,  Removal  and  Resignation  of  Trustees  and
                      ----------------------------------------------------------
Administrators.
--------------

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

         (d) The Institutional Trustee shall give notice of each resignation and each remova of a Trustee and each appointment of a successor Trustee to all Holders and to the Sponsor. Each notice shall include the name of the successor Relevant Trustee and the address of its Corporate Trust Office if it is the Institutional Trustee.

         (e) Notwithstanding the foregoing or any other provision of this Declaration, in the event a Delaware Trustee who is a natural person dies or is adjudged by a court to have become incompetent or incapacitated, the vacancy created by such death, incompetence or incapacity may be filled by the Institutional Trustee following the procedures in this Section 4.7 (with the successor being a Person who satisfies the eligibility requirement for a Delaware Trustee set forth in this Declaration) (the "Successor Delaware
                                                             -------------------
Trustee").
-------

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

         Section 4.8  Vacancies Among Trustees. If  a  Trustee  ceases  to  hold
                      ------------------------
office for any reason and the number of  Trustees  is not  reduced  pursuant  to
Section 4.1, a vacancy shall occur. A resolution certifying the existence of such vacancy by the Trustees or, if there are more than two, a majority of the Trustees, shall be conclusive evidence of the existence of such vacancy. The vacancy shall be filled with a Trustee appointed in accordance with Section 4.7.

         Section 4.9  Effect of  Vacancies.  The death, resignation, retirement,
                      --------------------
removal, bankruptcy, dissolution, liquidation, incompetence or incapacity to perform the duties of a Trustee shall not operate to dissolve, terminate or annul the Trust or terminate this Declaration. Whenever a vacancy in the number of Trustees shall occur, until such vacancy is filled by the appointment of a Trustee in accordance with Section 4.7, the Institutional Trustee shall have all the powers granted to the Trustees and shall discharge all the duties imposed upon the Trustees by this Declaration.

         Section 4.10 Meetings of the Trustees and the Administrators.  Meetings
                      -----------------------------------------------
of the Administrators shall be held from time to time upon the call of an Administrator. Regular meetings of the Administrators may be held in person in the United States or by telephone, at a place (if applicable) and time fixed by resolution of the Administrators. Notice of any in-person meetings of the Trustees with the Administrators or meetings of the Administrators shall be hand delivered or otherwise delivered in writing (including by facsimile, with a hard copy by overnight courier) not less than 48 hours before such meeting. Notice of any telephonic meetings of the Trustees with the Administrators or meetings of the Administrators or any committee thereof shall be hand delivered or otherwise delivered in writing (including by facsimile, with a hard copy by overnight courier) not less than 24 hours before a meeting. Notices shall contain a brief statement of the time, place and anticipated purposes of the meeting. The presence (whether in person or by telephone) of a Trustee or an Administrator, as the case may be, at a meeting shall constitute a waiver of notice of such meeting except where the Trustee or an Administrator, as the case may be, attends a meeting for the express purpose of objecting to the transaction of any activity on the grounds that the meeting has not been lawfully called or convened. Unless provided otherwise in this Declaration, any action of the Trustees or the Administrators, as the case may be, may be taken at a meeting by vote of a majority of the Trustees or the Administrators present (whether in person or by telephone) and eligible to vote with respect to such matter, provided that a Quorum is present, or without a meeting by the unanimous written consent of the Trustees or the Administrators. Meetings of the Trustees and the Administrators together shall be held from time to time upon the call of any Trustee or an Administrator.

         Section 4.11    Delegation of Power.
                         -------------------

         (a) Any Administrator may, by power of attorney consistent with applicable law, delegate to any other natural person over the age of 21 that is a U.S. Person his or her power for the purpose of executing any documents contemplated in Section 2.6; and

         (b) the Administrators shall have power to delegate from time to time to such of their number the doing of such things and the execution of such instruments either in the name of the Trust or the names of the Administrators or otherwise as the Administrators may deem expedient, to the extent such delegation is not prohibited by applicable law or contrary to the provisions of the Trust, as set forth herein.

         Section 4.12  Conversion, Consolidation or Succession to  Business. Any
                       ----------------------------------------------------
Person  into which the  Institutional  Trustee or the  Delaware  Trustee  may be
merged  or  converted  or  with  which  it may be  consolidated,  or any  Person resulting from any merger, conversion or consolidation to which the Institutional Trustee or the Delaware Trustee shall be a party, or any Person succeeding to all or substantially all the corporate trust business of the Institutional Trustee or the Delaware Trustee shall be the successor of the Institutional Trustee or the Delaware Trustee hereunder, provided such Person shall be otherwise qualified and eligible under this Article and, provided,
                                                                       --------
further,  that such Person shall file an amendment to the  Certificate  of Trust
-------
with the Secretary of State of the State of Delaware as contemplated in Section 4.7(i).

                                   ARTICLE V

                                 DISTRIBUTIONS

         Section 5.1  Distributions.  Holders  shall  receive  Distributions  in
                      -------------
accordance with the applicable terms of the relevant Holder's Securities. Distributions shall be made on the Capital Securities and the Common Securities in accordance with the preferences set forth in their respective terms. If and to the extent that the Debenture Issuer makes a payment of Interest or any principal on the Debentures held by the Institutional Trustee, the Institutional Trustee shall and is directed, to the extent funds are available for that purpose, to make a distribution (a "Distribution") of such amounts to Holders.
                                    ------------

                                   ARTICLE VI

                             ISSUANCE OF SECURITIES

         Section 6.1  General Provisions Regarding Securities.
                      ---------------------------------------

         (a) The Administrators shall, on behalf of the Trust, issue one series of capital securities substantially in the form of Exhibits A-1 and A-2 representing undivided beneficial interests in the assets of the Trust having such terms as are set forth in Annex I and one series of common securities representing undivided beneficial interests in the assets of the Trust having such terms as are set forth in Annex I. The Trust shall issue no securities or other interests in the assets of the Trust other than the Capital Securities and the Common Securities. The Capital Securities rank pari passu to, and payment thereon shall be made Pro Rata with, the Common Securities except that, where an Event of Default has occurred and is continuing, the rights of Holders of the Common Securities to payment in respect of Distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights to payment of the Holders of the Capital Securities as set forth in Annex I.

         (b) The Certificates shall be signed on behalf of the Trust by one or more Administrators. Such signature shall be the facsimile or manual signature of any Administrator. In case any Administrator of the Trust who shall have signed any of the Securities shall cease to be such Administrator before the Certificates so signed shall be delivered by the Trust, such Certificates nevertheless may be delivered as though the person who signed such Certificates had not ceased to be such Administrator, and any Certificate may be signed on behalf of the Trust by such persons who, at the actual date of execution of such Security, shall be an Administrator of the Trust, although at the date of the execution and delivery of the Declaration any such person was not such an Administrator. A Capital Security shall not be valid until authenticated by the facsimile or manual signature of an Authorized Officer of the Institutional Trustee. Such signature shall be conclusive evidence that the Capital Security has been authenticated under this Declaration. Upon written order of the Trust signed by one Administrator, the Institutional Trustee shall authenticate the Capital Securities for original issue. The Institutional Trustee may appoint an authenticating agent that is a U.S. Person acceptable to the Trust to authenticate the Capital Securities. A Common Security need not be so authenticated.

         (c) The consideration received by the Trust for the issuance of the Securities shall constitute a contribution to the capital of the Trust and shall not constitute a loan to the Trust.

         (d) Upon issuance of the Securities as provided in this Declaration, the Securities so issued shall be deemed to be validly issued, fully paid and, except as provided in Section 9.1(b) with respect to the Common Securities, non-assessable.

         (e) Every Person, by virtue of having become a Holder in accordance with the terms of this Declaration, shall be deemed to have expressly assented and agreed to the terms of, and shall be bound by, this Declaration and the Guarantee.

         Section 6.2  Paying Agent, Transfer Agent  and  Registrar.   The  Trust
                      --------------------------------------------
shall maintain in Wilmington, Delaware, an office or agency where the Capital Securities may be presented for payment ("Paying Agent"), and an office or
                                          ------------
agency where Securities may be presented for registration of transfer or exchange (the "Transfer Agent"). The Trust shall keep or cause to be kept at
                 ---------------
such office or agency a register for the purpose of registering Securities, transfers and exchanges of Securities, such register to be held by a registrar (the "Registrar"). The Administrators may appoint the Paying Agent, the
       ---------
Registrar and the Transfer Agent and may appoint one or more additional Paying Agents or one or more co-Registrars, or one or more co Transfer Agents in such other locations as it shall determine. The term "Paying Agent" includes any additional paying agent, the term "Registrar" includes any additional registrar or co Registrar and the term "Transfer Agent" includes any additional transfer agent. The Administrators may change any Paying Agent, Transfer Agent or Registrar at any time without prior notice to any Holder. The Administrators shall notify the Institutional Trustee of the name and address of any Paying Agent, Transfer Agent and Registrar not a party to this Declaration. The Administrators hereby initially appoint the Institutional Trustee to act as Paying Agent, Transfer Agent and Registrar for the Capital Securities and the Common Securities. The Institutional Trustee or any of its Affiliates in the United States may act as Paying Agent, Transfer Agent or Registrar.

         Section 6.3  Form  and Dating.   The   Capital   Securities   and   the
                      ----------------
Institutional Trustee's certificate of authentication thereon shall be substantially in the form of Exhibits A-1 and A-2, and the Common Securities shall be substantially in the form of Exhibit A-3, each of which is hereby incorporated in and expressly made a part of this Declaration. Certificates may be typed, printed, lithographed or engraved or may be produced in any other manner as is reasonably acceptable to the Administrators, as conclusively evidenced by their execution thereof. The Securities may have letters, numbers, notations or other marks of identification or designation and such legends or endorsements required by law, stock exchange rule, agreements to which the Trust is subject if any, or usage (provided that any such notation, legend or endorsement is in a form acceptable to the Sponsor). The Trust at the direction of the Sponsor shall furnish any such legend not contained in Exhibits A-1 and A-2 to the Institutional Trustee in writing. Each Capital Security shall be dated on or before the date of its authentication. The terms and provisions of the Securities set forth in Annex I and the forms of Securities set forth in Exhibits A-1, A-2 and A-3 are part of the terms of this Declaration and to the extent applicable, the Institutional Trustee, the Delaware Trustee, the Administrators and the Sponsor, by their execution and delivery of this Declaration, expressly agree to such terms and provisions and to be bound thereby. Capital Securities will be issued only in blocks having a stated liquidation amount of not less than $100,000.00 and any multiple of $1,000.00 in excess thereof.

         The Capital Securities are being offered and sold by the Trust pursuant to the Placement Agreement in definitive, registered form without coupons and with the Restricted Securities Legend.

         Section 6.4  Mutilated, Destroyed, Lost or Stolen Certificates.
                      -------------------------------------------------

         If:

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

then, in the absence of notice that such Certificate shall have been acquired by a protected purchaser, an Administrator on behalf of the Trust shall execute (and in the case of a Capital Security Certificate, the Institutional Trustee shall authenticate) and deliver, in exchange for or in lieu of any such mutilated, destroyed, lost or stolen Certificate, a new Certificate of like denomination. In connection with the issuance of any new Certificate under this
Section 6.4, the Registrar or the Administrators may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith. Any duplicate Certificate issued pursuant to this Section shall constitute conclusive evidence of an ownership interest in the relevant Securities, as if originally issued, whether or not the lost, stolen or destroyed Certificate shall be found at any time.

         Section 6.5  Temporary  Securities.  Until  definitive  Securities  are
                      ---------------------
ready for delivery, the Administrators may prepare and, in the case of the Capital Securities, the Institutional Trustee shall authenticate, temporary Securities. Temporary Securities shall be substantially in the form of definitive Securities but may have variations that the Administrators consider appropriate for temporary Securities. Without unreasonable delay, the Administrators shall prepare and, in the case of the Capital Securities, the Institutional Trustee shall authenticate, definitive Securities in exchange for temporary Securities.

         Section 6.6  Cancellation.  The Administrators at  any time may deliver
                      ------------
Securities to the Institutional Trustee for cancellation. The Registrar shall forward to the Institutional Trustee any Securities surrendered to it for registration of transfer, redemption or payment. The Institutional Trustee shall promptly cancel all Securities surrendered for registration of transfer, payment, replacement or cancellation and shall dispose of such canceled Securities as the Administrators direct. The Administrators may not issue new Securities to replace Securities that have been paid or that have been delivered to the Institutional Trustee for cancellation.

         Section 6.7  Rights of Holders; Waivers of Past Defaults.
                      -------------------------------------------

         (a) The legal title to the Trust Property is vested exclusively in the Institutional Trustee (in its capacity as such) in accordance with Section 2.5, and the Holders shall not have any right or title therein other than the undivided beneficial interest in the assets of the Trust conferred by their Securities and they shall have no right to call for any partition or division of property, profits or rights of the Trust except as described below. The Securities shall be personal property giving only the rights specifically set forth therein and in this Declaration. The Securities shall have no preemptive or similar rights.

         (b) For so long as any Capital Securities remain outstanding, if upon an Indenture Event of Default, the Debenture Trustee fails or the holders of not less than 25% in principal amount of the outstanding Debentures fail to declare the principal of all of the Debentures to be immediately due and payable, the Holders of a Majority in liquidation amount of the Capital Securities then outstanding shall have the right to make such declaration by a notice in writing to the Institutional Trustee, the Sponsor and the Debenture Trustee.

         At any time after a declaration of acceleration with respect to the Debentures has been made and before a judgment or decree for payment of the money due has been obtained by the Debenture Trustee as provided in the Indenture, if the Institutional Trustee, subject to the provisions hereof, fails to annul any such declaration and waive such default, the Holders of a Majority in liquidation amount of the Capital Securities, by written notice to the Institutional Trustee, the Sponsor and the Debenture Trustee, may rescind and annul such declaration and its consequences if:

         (i) the Debenture Issuer has paid or deposited with the Debenture Trustee a sum sufficient to pay

               (A)  all  overdue   installments   of  interest  on  all  of  the
         Debentures,

               (B) any accrued Additional Interest on all of the Debentures,

               (C) the  principal of (and  premium,  if any, on) any  Debentures that have become due otherwise than by such declaration of acceleration and interest and Additional Interest thereon at the rate borne by the Debentures, and

               (D) all sums paid or advanced by the Debenture Trustee under the Indenture and the reasonable compensation, expenses, disbursements and advances of the Debenture Trustee and the Institutional Trustee, their agents and counsel; and

         (ii) all Events of Default with respect to the Debentures, other than the non-payment of the principal of the Debentures that has become due solely by such acceleration, have been cured or waived as provided in
     Section 5.7 of the Indenture.

         The Holders of at least a Majority in liquidation amount of the Capital Securities may, on behalf of the Holders of all the Capital Securities, waive any past default under the Indenture or any Indenture Event of Default, except a default or Indenture Event of Default in the payment of principal or interest on the Debentures (unless such default or Indenture Event of Default has been cured and a sum sufficient to pay all matured installments of interest and principal due otherwise than by acceleration has been deposited with the Debenture Trustee) or a default under the Indenture or an Indenture Event of Default in respect of a covenant or provision that under the Indenture cannot be modified or amended without the consent of the holder of each outstanding Debenture. No such rescission shall affect any subsequent default or impair any right consequent thereon.

         Upon receipt by the Institutional Trustee of written notice declaring such an acceleration, or rescission and annulment thereof, by Holders of any part of the Capital Securities, a record date shall be established for determining Holders of outstanding Capital Securities entitled to join in such notice, which record date shall be at the close of business on the day the Institutional Trustee receives such notice. The Holders on such record date, or their duly designated proxies, and only such Persons, shall be entitled to join in such notice, whether or not such Holders remain Holders after such record date; provided, that unless such declaration of acceleration, or rescission and annulment, as the case may be, shall have become effective by virtue of the requisite percentage having joined in such notice prior to the day that is 90 days after such record date, such notice of declaration of acceleration, or rescission and annulment, as the case may be, shall automatically and without further action by any Holder be canceled and of no further effect. Nothing in this paragraph shall prevent a Holder, or a proxy of a Holder, from giving, after expiration of such 90-day period, a new written notice of declaration of acceleration, or rescission and annulment thereof, as the case may be, that is identical to a written notice that has been canceled pursuant to the proviso to the preceding sentence, in which event a new record date shall be established pursuant to the provisions of this Section 6.7.

         (c)     Except as otherwise provided in paragraphs  (a) and (b) of this
Section 6.7, the Holders of at least a Majority in liquidation amount of the Capital Securities may, on behalf of the Holders of all the Capital Securities, waive any past default or Event of Default and its consequences. Upon such waiver, any such default or Event of Default shall cease to exist, and any default or Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Declaration, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

                                  ARTICLE VII

                      DISSOLUTION AND TERMINATION OF TRUST

     Section 7.1    Dissolution and Termination of Trust.
                    ------------------------------------

         (a)    The Trust shall dissolve on the first to occur of:

                (i) unless earlier dissolved, on September 20, 2039, the expiration of the term of the Trust;

                (ii) upon a Bankruptcy Event with respect to the Sponsor, the Trust or the Debenture Issuer;

                (iii) upon the filing of a certificate of dissolution or its equivalent with respect to the Sponsor (other than in connection with a merger, consolidation or similar transaction not prohibited by the Indenture, this Declaration or the Guarantee, as the case may be) or upon the revocation of the charter of the Sponsor and the expiration of 90 days after the date of revocation without a reinstatement thereof;

                (iv) upon the distribution of the Debentures to the Holders of the Securities, upon exercise of the right of the Holder of all of the outstanding Common Securities to dissolve the Trust as provided in Annex I hereto;

                (v) upon the entry of a decree of judicial dissolution of the Holder of the Common Securities, the Sponsor, the Trust or the Debenture Issuer;

                (vi)  when all of the  Securities  shall  have  been  called for redemption and the amounts necessary for redemption thereof shall have been paid to the Holders in accordance with the terms of the Securities; or

                (vii) before the issuance of any Securities, with the consent of all of the Trustees and the Sponsor.

         (b) As soon as is practicable after the occurrence of an event referred to in Section 7.1(a), and after satisfaction of liabilities to creditors of the Trust as required by applicable law, including of the Statutory Trust Act, and subject to the terms set forth in Annex I, the Institutional Trustee shall terminate the Trust by filing a certificate of cancellation with the Secretary of State of the State of Delaware.

         (c) The provisions of Section 2.9 and Article IX shall survive the termination of the Trust.

                                  ARTICLE VIII

                              TRANSFER OF INTERESTS

         Section 8.1   General.
                       -------

         (a) Subject to Section 8.1(c), where Capital Securities are presented to the Registrar or a co-registrar with a request to register a transfer or to exchange them for an equal number of Capital Securities represented by different certificates, the Registrar shall register the transfer or make the exchange if its requirements for such transactions are met. To permit registrations of transfer and exchanges, the Trust shall issue and the Institutional Trustee shall authenticate Capital Securities at the Registrar's request.

         (b) Upon issuance of the Common Securities, the Sponsor shall acquire and retain beneficial and record ownership of the Common Securities and for so long as the Securities remain outstanding, and to the fullest extent permitted by applicable law, the Sponsor shall maintain 100% ownership of the Common Securities; provided, however, that any permitted successor of the
                    --------   -------
Sponsor, in its capacity as Debenture Issuer, under the Indenture that is a U.S. Person may succeed to the Sponsor's ownership of the Common Securities.

         (c) Capital Securities may only be transferred, in whole or in part, in accordance with the terms and conditions set forth in this Declaration and in the terms of the Securities. To the fullest extent permitted by applicable law, any transfer or purported transfer of any Security not made in accordance with this Declaration shall be null and void and will be deemed to be of no legal effect whatsoever and any such transferee shall be deemed not to be the holder of such Capital Securities for any purpose, including but not limited to the receipt of Distributions on such Capital Securities, and such transferee shall be deemed to have no interest whatsoever in such Capital Securities.

         (d) The Registrar shall provide for the registration of Securities and of transfers of Securities, which will be effected without charge but only upon payment (with such indemnity as the Registrar may require) in respect of any tax or other governmental charges that may be imposed in relation to it. Upon surrender for registration of transfer of any Securities, the Registrar shall cause one or more new Securities of the same tenor to be issued in the name of the designated transferee or transferees. Every Security surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form satisfactory to the Registrar duly executed by the Holder or such Holder's attorney duly authorized in writing. Each Security surrendered for registration of transfer shall be canceled by the Institutional Trustee pursuant to Section 6.6. A transferee of a Security shall be entitled to the rights and subject to the obligations of a Holder hereunder upon the receipt by such transferee of a Security. By acceptance of a Security, each transferee shall be deemed to have agreed to be bound by this Declaration.

         (e) The Trust shall not be required (i) to issue, register the transfer of, or exchange any Securities during a period beginning at the opening of business five days before the day of any selection of Securities for redemption and ending at the close of business on the earliest date on which the relevant notice of redemption is deemed to have been given to all Holders of the Securities to be redeemed, or (ii) to register the transfer or exchange of any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part.

         Section 8.2  Transfer Procedures and Restrictions.
                      ------------------------------------

         (a) The Capital Securities shall bear the Restricted Securities Legend, which shall not be removed unless there is delivered to the Trust such satisfactory evidence, which may include an opinion of counsel satisfactory to the Institutional Trustee, as may be reasonably required by the Trust, that neither the legend nor the restrictions on transfer set forth therein are required to ensure that transfers thereof comply with the provisions of the Securities Act. Upon provision of such satisfactory evidence, the Institutional Trustee, at the written direction of the Trust, shall authenticate and deliver Capital Securities that do not bear the legend.

         (b) Except as permitted by Section 8.2(a), each Capital Security shall bear a legend (the "Restricted Securities Legend") in substantially
                        -----------------------------------
the following form and a Capital Security shall not be transferred except in compliance with such legend, unless otherwise determined by the Sponsor, upon the advice of counsel expert in securities law, in accordance with applicable law:

                THIS  SECURITY  HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT
         OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS ANY OTHER APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY OR INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE SPONSOR OR THE TRUST,
         (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A
         TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY

         IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS CAPITAL SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE SPONSOR'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE SPONSOR OR THE TRUST. HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.

                THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR
         SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

                THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000.00 (100

         SECURITIES) AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF SECURITIES IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

                THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         (c)    To  permit  registrations  of transfers and exchanges, the Trust
shall  execute   and  the   Institutional  Trustee  shall  authenticate  Capital
Securities at the Registrar's request.

         (d) Registrations of transfers or exchanges will be effected without charge, but only upon payment (with such indemnity as the Registrar or the Sponsor may require) in respect of any tax or other governmental charge that may be imposed in relation to it.

         (e) All Capital Securities issued upon any registration of transfer or exchange pursuant to the terms of this Declaration shall evidence the same security and shall be entitled to the same benefits under this Declaration as the Capital Securities surrendered upon such registration of transfer or exchange.

         Section 8.3  Deemed Security Holders.  The  Trust, the  Administrators,
                      -----------------------
the Trustees, the Paying Agent, the Transfer Agent or the Registrar may treat the Person in whose name any Certificate shall be registered on the books and records of the Trust as the sole holder of such Certificate and of the Securities represented by such Certificate for purposes of receiving Distributions and for all other purposes whatsoever and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Certificate or in the Securities represented by such Certificate on the part of any Person, whether or not the Trust, the Administrators, the Trustees, the Paying Agent, the Transfer Agent or the Registrar shall have actual or other notice thereof.

                                   ARTICLE IX

                           LIMITATION OF LIABILITY OF
             HOLDERS OF SECURITIES, INSTITUTIONAL TRUSTEE OR OTHERS

         Section 9.1  Liability.
                      ---------

         (a) Except as expressly set forth in this Declaration, the Guarantee and the terms of the Securities, the Sponsor shall not be:

                (i) personally liable for the return of any portion of the capital contributions (or any return thereon) of the Holders of the Securities which shall be made solely from assets of the Trust; or

                (ii) required to pay to the Trust or to any Holder of the Securities any deficit upon dissolution of the Trust or otherwise.

         (b)    The  Holder of the Common  Securities shall be liable for all of
the debts and  obligations   of  the  Trust  (other  than  with respect  to  the
Securities) to the extent not satisfied out of the Trust's assets.

         (c) Pursuant to the Statutory Trust Act, the Holders of the Capital Securities shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware.

         Section 9.2  Exculpation.
                      -----------

         (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Trust or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith on behalf of the Trust and in a manner such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Declaration or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

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

         Section 9.3  Fiduciary Duty.
                      --------------

         (a) To the extent that, at law or in equity, an Indemnified Person has duties (including fiduciary duties) and liabilities relating thereto to the Trust or to any other Covered Person, an Indemnified Person acting under this Declaration shall not be liable to the Trust or to any other Covered Person for its good faith reliance on the provisions of this Declaration. The provisions of this Declaration, to the extent that they restrict the duties and liabilities of an Indemnified Person otherwise existing at law or in equity, are agreed by the parties hereto to replace such other duties and liabilities of the Indemnified Person.

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

         Section 9.4  Indemnification.
                      ---------------

         (a) The Sponsor shall indemnify, to the full extent permitted by law, any Indemnified Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Trust) arising out of or in connection with the acceptance or administration of this Declaration by reason of the fact that he is or was an Indemnified Person against expenses (including reasonable attorneys' fees and expenses), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Trust, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the Indemnified Person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Trust, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         (b) The Sponsor shall indemnify, to the full extent permitted by law, any Indemnified Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Trust to procure a judgment in its favor arising out of or in connection with the acceptance or administration of this Declaration by reason of the fact that he is or was an Indemnified Person against expenses (including reasonable attorneys' fees and expenses) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Trust; provided, however, that no such indemnification
                              --------   -------
shall be made in respect of any claim, issue or matter as to which such Indemnified Person shall have been adjudged to be liable to the Trust unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

         (c) To the extent that an Indemnified Person shall be successful on the merits or otherwise (including dismissal of an action without prejudice or the settlement of an action without admission of liability) in defense of any action, suit or proceeding referred to in paragraphs (a) and (b) of this Section 9.4, or in defense of any claim, issue or matter therein, he shall be indemnified, to the full extent permitted by law, against expenses (including attorneys' fees and expenses) actually and reasonably incurred by him in connection therewith.

         (d)    Any indemnification of an Administrator under paragraphs (a) and
(b) of this Section 9.4 (unless ordered by a court) shall be made by the Sponsor only as authorized in the specific case upon a determination that indemnification of the Indemnified Person is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs (a) and
(b). Such determination shall be made (i) by the Administrators by a majority vote of a Quorum consisting of such Administrators who were not parties to such action, suit or proceeding, (ii) if such a Quorum is not obtainable, or, even if obtainable, if a Quorum of disinterested Administrators so directs, by independent legal counsel in a written opinion, or (iii) by the Common Security Holder of the Trust.

         (e) To the fullest extent permitted by law, expenses (including reasonable attorneys' fees and expenses) incurred by an Indemnified Person in defending a civil, criminal, administrative or investigative action, suit or proceeding referred to in paragraphs (a) and (b) of this Section 9.4 shall be paid by the Sponsor in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such Indemnified Person to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Sponsor as authorized in this Section 9.4. Notwithstanding the foregoing, no advance shall be made by the Sponsor if a determination is reasonably and promptly made (i) by the Administrators by a majority vote of a Quorum of disinterested Administrators, (ii) if such a Quorum is not obtainable, or, even if obtainable, if a quorum of disinterested Administrators so directs, by independent legal counsel in a written opinion or
(iii) by the Common Security Holder of the Trust, that, based upon the facts known to the Administrators, counsel or the Common Security Holder at the time such determination is made, such Indemnified Person acted in bad faith or in a manner that such Indemnified Person did not believe to be in the best interests of the Trust, or, with respect to any criminal proceeding, that such Indemnified Person believed or had reasonable cause to believe his conduct was unlawful. In no event shall any advance be made in instances where the Administrators, independent legal counsel or the Common Security Holder reasonably determine that such Indemnified Person deliberately breached his duty to the Trust or its Common or Capital Security Holders.

         (f) The Trustees, at the sole cost and expense of the Sponsor, retain the right to representation by counsel of its own choosing in any action, suit or any other proceeding for which it is indemnified under paragraphs (a) and (b) of this Section 9.4, without affecting their right to indemnification hereunder or waiving any rights afforded to it under this Declaration or applicable law.

         (g) The indemnification and advancement of expenses provided by, or granted pursuant to, the other paragraphs of this Section 9.4 shall not be deemed exclusive of any other rights to which those seeking indemnification and advancement of expenses may be entitled under any agreement, vote of stockholders or disinterested directors of the Sponsor or Capital Security Holders of the Trust or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. All rights to indemnification under this Section 9.4 shall be deemed to be provided by a contract between the Sponsor and each Indemnified Person who serves in such capacity at any time while this Section 9.4 is in effect. Any repeal or modification of this Section 9.4 shall not affect any rights or obligations then existing.

         (h) The Sponsor or the Trust may purchase and maintain insurance on behalf of any Person who is or was an Indemnified Person against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Sponsor would have the power to indemnify him against such liability under the provisions of this Section 9.4.

         (i) For purposes of this Section 9.4, references to "the Trust" shall include, in addition to the resulting or surviving entity, any constituent entity (including any constituent of a constituent) absorbed in a consolidation or merger, so that any Person who is or was a director, trustee, officer or employee of such constituent entity, or is or was serving at the request of such constituent entity as a director, trustee, officer, employee or agent of another entity, shall stand in the same position under the provisions of this Section
9.4 with respect to the resulting or surviving entity as he would have with respect to such constituent entity if its separate existence had continued.

         (j) The indemnification and advancement of expenses provided by, or granted pursuant to, this Section 9.4 shall, unless otherwise provided when authorized or ratified, (i) continue as to a Person who has ceased to be an Indemnified Person and shall inure to the benefit of the heirs, executors and administrators of such a Person; and (ii) survive the termination or expiration of this Declaration or the earlier removal or resignation of an Indemnified Person.

         Section 9.5  Outside  Businesses. Any Covered Person, the Sponsor,  the
                      -------------------
Delaware Trustee and the Institutional Trustee may engage in or possess an interest in other business ventures of any nature or description, independently or with others, similar or dissimilar to the business of the Trust, and the Trust and the Holders of Securities shall have no rights by virtue of this Declaration in and to such independent ventures or the income or profits derived therefrom, and the pursuit of any such venture, even if competitive with the business of the Trust, shall not be deemed wrongful or improper. None of any Covered Person, the Sponsor, the Delaware Trustee or the Institutional Trustee shall be obligated to present any particular investment or other opportunity to the Trust even if such opportunity is of a character that, if presented to the Trust, could be taken by the Trust, and any Covered Person, the Sponsor, the Delaware Trustee and the Institutional Trustee shall have the right to take for its own account (individually or as a partner or fiduciary) or to recommend to others any such particular investment or other opportunity. Any Covered Person, the Delaware Trustee and the Institutional Trustee may engage or be interested in any financial or other transaction with the Sponsor or any Affiliate of the Sponsor, or may act as depositary for, trustee or agent for, or act on any committee or body of holders of, securities or other obligations of the Sponsor or its Affiliates.

         Section 9.6  Compensation; Fee. The Sponsor agrees:
                      -----------------

         (a) to pay to the Trustees from time to time such compensation for all services rendered by them hereunder as the parties shall agree from time to time (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust); and

         (b) except as otherwise expressly provided herein, to reimburse the Trustees upon request for all reasonable expenses, disbursements and advances incurred or made by the Trustees in accordance with any provision of this Declaration (including the reasonable compensation and the expenses and disbursements of their respective agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence, bad faith or willful misconduct.

         The provisions of this Section 9.6 shall survive the dissolution of the Trust and the termination of this Declaration and the removal or resignation of any Trustee.

         No Trustee may claim any lien or charge on any property of the Trust as a result of any amount due pursuant to this Section 9.6.

                                    ARTICLE X

                                   ACCOUNTING

         Section 10.1  Fiscal Year. The fiscal year ("Fiscal Year") of the Trust
                       -----------                    -----------
shall be the calendar year, or such other year as is required by the Code.

         Section 10.2  Certain Accounting Matters.
                       --------------------------

         (a) At all times during the existence of the Trust, the Administrators shall keep, or cause to be kept at the principal office of the Trust in the United States, as defined for purposes of Treasury Regulations section 301.7701-7, full books of account, records and supporting documents, which shall reflect in reasonable detail each transaction of the Trust. The books of account shall be maintained, at the Sponsor's expense, in accordance with generally accepted accounting principles, consistently applied. The books of account and the records of the Trust shall be examined by and reported upon (either separately or as part of the Sponsor's regularly prepared consolidated financial report) as of the end of each Fiscal Year of the Trust by a firm of independent certified public accountants selected by the Administrators.

         (b) The Administrators shall cause to be duly prepared and delivered to each of the Holders of Securities Form 1099 or such other annual United States federal income tax information statement required by the Code, containing such information with regard to the Securities held by each Holder as is required by the Code and the Treasury Regulations. Notwithstanding any right under the Code to deliver any such statement at a later date, the Administrators shall endeavor to deliver all such statements within 30 days after the end of each Fiscal Year of the Trust.

         (c) The Administrators, at the Sponsor's expense, shall cause to be duly prepared at the principal office of the Sponsor in the United States, as `United States' is defined in Section 7701(a)(9) of the Code (or at the principal office of the Trust if the Sponsor has no such principal office in the United States), and filed an annual United States federal income tax return on a Form 1041 or such other form required by United States federal income tax law, and any other annual income tax returns required to be filed by the Administrators on behalf of the Trust with any state or local taxing authority.

         Section 10.3 Banking.  The  Trust  shall maintain in the United States,
                      -------
as defined for purposes of Treasury Regulations section 301.7701-7, one or more bank accounts in the name and for the sole benefit of the Trust; provided,
                                                                       --------
however,  that all  payments of funds in respect of the  Debentures  held by the
-------
Institutional Trustee shall be made directly to the Property Account and no other funds of the Trust shall be deposited in the Property Account. The sole signatories for such accounts (including the Property Account) shall be designated by the Institutional Trustee.

         Section 10.4  Withholding. The Institutional Trustee or any Paying
                       -----------
Agent and the Administrators shall comply with all withholding requirements under United States federal, state and local law. The Institutional Trustee or any Paying Agent shall request, and each Holder shall provide to the Institutional Trustee or any Paying Agent, such forms or certificates as are necessary to establish an exemption from withholding with respect to the Holder, and any representations and forms as shall reasonably be requested by the Institutional Trustee or any Paying Agent to assist it in determining the extent of, and in fulfilling, its withholding obligations. The Administrators shall file required forms with applicable jurisdictions and, unless an exemption from withholding is properly established by a Holder, shall remit amounts withheld with respect to the Holder to applicable jurisdictions. To the extent that the Institutional Trustee or any Paying Agent is required to withhold and pay over any amounts to any authority with respect to distributions or allocations to any Holder, the amount withheld shall be deemed to be a Distribution in the amount of the withholding to the Holder. In the event of any claimed overwithholding, Holders shall be limited to an action against the applicable jurisdiction. If the amount required to be withheld was not withheld from actual Distributions made, the Institutional Trustee or any Paying Agent may reduce subsequent Distributions by the amount of such withholding.

                                   ARTICLE XI

                             AMENDMENTS AND MEETINGS

         Section 11.1  Amendments.
                       ----------

         (a) Except as otherwise provided in this Declaration or by any applicable terms of the Securities, this Declaration may only be amended by a written instrument approved and executed (i) by the Institutional Trustee, or
(ii) if the amendment affects the rights, powers, duties, obligations or immunities of the Delaware Trustee, by the Delaware Trustee.

         (b) Notwithstanding any other provision of this Article XI, an amendment may be made, and any such purported amendment shall be valid and effective only if:

                (i)  the Institutional Trustee shall have first received

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

                (ii) the result of such amendment would not be to

                    (A) cause the Trust to cease to be  classified  for purposes of United States federal income taxation as a grantor trust; or

                    (B) cause the Trust to be deemed to be an Investment Company required  to be registered under the Investment Company Act.

         (c) Except as provided in Section 11.1(d), (e) or (h), no amendment shall be made, and any such purported amendment shall be void and ineffective, unless the Holders of a Majority in liquidation amount of the Capital Securities shall have consented to such amendment.

         (d) In addition to and notwithstanding any other provision in this Declaration, without the consent of each affected Holder, this Declaration may not be amended to (i) change the amount or timing of any Distribution on the Securities or otherwise adversely affect the amount of any Distribution required to be made in respect of the Securities as of a specified date or change any conversion or exchange provisions or (ii) restrict the right of a Holder to institute suit for the enforcement of any such payment on or after such date.

         (e) Sections 9.1(b) and 9.1(c) and this Section 11.1 shall not be amended without the consent of all of the Holders of the Securities.

         (f) Article III shall not be amended without the consent of the Holders of a Majority in liquidation amount of the Common Securities.

         (g)    The  rights  of  the  Holders  of the Capital  Securities  under
Article IV to appoint and remove Trustees shall not be amended without the consent of the Holders of a Majority in liquidation amount of the Capital Securities.

         (h) This Declaration may be amended by the Institutional Trustee and the Holders of a Majority in liquidation amount of the Common Securities without the consent of the Holders of the Capital Securities to:

                (i)   cure any ambiguity;

                (ii) correct or supplement any provision in this Declaration that may be defective or inconsistent with any other provision of this Declaration;

                (iii) add to the covenants, restrictions or obligations of the Sponsor; or

                (iv)  modify,  eliminate  or  add  to  any   provision  of  this
         Declaration to such extent as may be necessary to ensure that the Trust will be classified for United States federal income tax purposes at all times as a grantor trust and will not be required to register as an Investment Company (including without limitation to conform to any change in Rule 3a-5, Rule 3a-7 or any other applicable rule under the Investment Company Act or written change in interpretation or application thereof by any legislative body, court, government agency or regulatory authority) which amendment does not have a material adverse effect on the rights, preferences or privileges of the Holders of Securities;

         provided, however, that no such modification,  elimination  or addition
         --------  -------
referred to in clauses (i), (ii), (iii) or (iv) shall adversely affect in any material respect the powers, preferences or special rights of Holders of Capital Securities.

         Section 11.2.  Meetings of the Holders of Securities; Action by Written
                        --------------------------------------------------------
Consent.
-------

         (a) Meetings of the Holders of any class of Securities may be called at any time by the Administrators (or as provided in the terms of the Securities) to consider and act on any matter on which Holders of such class of Securities are entitled to act under the terms of this Declaration or the terms of the Securities. The Administrators shall call a meeting of the Holders of such class if directed to do so by the Holders of at least 10% in liquidation amount of such class of Securities. Such direction shall be given by delivering to the Administrators one or more calls in a writing stating that the signing Holders of the Securities wish to call a meeting and indicating the general or specific purpose for which the meeting is to be called. Any Holders of the Securities calling a meeting shall specify in writing the Certificates held by the Holders of the Securities exercising the right to call a meeting and only those Securities represented by such Certificates shall be counted for purposes of determining whether the required percentage set forth in the second sentence of this paragraph has been met.

         (b) Except to the extent otherwise provided in the terms of the Securities, the following provisions shall apply to meetings of Holders of the
Securities:

              (i) notice of any such meeting shall be given to all the Holders of the Securities having a right to vote thereat at least 7 days and not more than 60 days before the date of such meeting. Whenever a vote, consent or approval of the Holders of the Securities is permitted or required under this Declaration, such vote, consent or approval may be given at a meeting of the Holders of the Securities. Any action that may be taken at a meeting of the Holders of the Securities may be taken without a meeting if a consent in writing setting forth the action so taken is signed by the Holders of the Securities owning not less than the minimum amount of Securities in liquidation amount that would be necessary to authorize or take such action at a meeting at which all Holders of the Securities having a right to vote thereon were present and voting. Prompt notice of the taking of action without a meeting shall be given to the Holders of the Securities entitled to vote who have not consented in writing. The Administrators may specify that any written ballot submitted to the Holders of the Securities for the purpose of taking any action without a meeting shall be returned to the Trust within the time specified by the Administrators;

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

               (iii) unless the Statutory Trust Act, this Declaration, or the terms of the Securities otherwise provides, the Administrators, in their sole discretion, shall establish all other provisions relating to meetings of Holders of Securities, including notice of the time, place or purpose of any meeting at which any matter is to be voted on by any Holders of the Securities, waiver of any such notice, action by consent without a meeting, the establishment of a record date, quorum requirements, voting in person or by proxy or any other matter with respect to the exercise of any such right to vote; provided, however,
                                                             --------   -------
         that each meeting shall be conducted in the United States (as that term is defined in Treasury Regulations section 301.7701-7).

                                   ARTICLE XII

        REPRESENTATIONS OF INSTITUTIONAL TRUSTEE AND THE DELAWARE TRUSTEE

         Section  12.1. Representations and Warranties of Institutional Trustee.
                        -------------------------------------------------------
The initial Institutional Trustee represents and warrants to the Trust and to the Sponsor at the date of this Declaration, and each Successor Institutional Trustee represents and warrants to the Trust and the Sponsor at the time of the Successor Institutional Trustee's acceptance of its appointment as Institutional Trustee, that:

         (a) the Institutional Trustee is a Delaware banking corporation with trust powers, duly organized and validly existing under the laws of the State of Delaware with trust power and authority to execute and deliver, and to carry out and perform its obligations under the terms of, this Declaration;

         (b) the execution, delivery and performance by the Institutional Trustee of this Declaration has been duly authorized by all necessary corporate action on the part of the Institutional Trustee. This Declaration has been duly executed and delivered by the Institutional Trustee, and it constitutes a legal, valid and binding obligation of the Institutional Trustee, enforceable against it in accordance with its terms, subject to applicable bankruptcy, reorganization, moratorium, insolvency, and other similar laws affecting creditors' rights generally and to general principles of equity (regardless of whether considered in a proceeding in equity or at law);

         (c) the execution, delivery and performance of this Declaration by the Institutional Trustee does not conflict with or constitute a breach of the charter or by-laws of the Institutional Trustee; and

         (d) no consent, approval or authorization of, or registration with or notice to, any state or federal banking authority is required for the execution, delivery or performance by the Institutional Trustee of this Declaration.

         Section 12.2  Representations of the Delaware Trustee. The Trustee that
                       ---------------------------------------
acts as initial Delaware Trustee represents and warrants to the Trust and to the Sponsor at the date of this Declaration, and each Successor Delaware Trustee represents and warrants to the Trust and the Sponsor at the time of the Successor Delaware Trustee's acceptance of its appointment as Delaware Trustee that:

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

         (e) no consent, approval or authorization of, or registration with or notice to, any state or federal banking authority governing the trust powers of the Delaware Trustee is required for the execution, delivery or performance by the Delaware Trustee of this Declaration; and

         (f) the Delaware Trustee is a natural person who is a resident of the State of Delaware or, if not a natural person, it is an entity which has its principal place of business in the State of Delaware and, in either case, a Person that satisfies for the Trust the requirements of Section 3807 of the Statutory Trust Act.

                                  ARTICLE XIII

                                  MISCELLANEOUS

         Section 13.1  Notices. All  notices provided for  in  this  Declaration
                       -------
shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied (which telecopy shall be followed by notice delivered or mailed by first class mail) or mailed by first class mail, as follows:

         (a) if given to the Trust, in care of the Administrators at the Trust's mailing address set forth below (or such other address as the Trust may give notice of to the Holders of the Securities):

                  First Bank Statutory Trust II
                  c/o First Banks, Inc.
                  600 James S. McDonnell Blvd.
                  Hazelwood, Missouri 63042
                  Attention:  Lisa K. Vansickle
                  Telecopy:  314-592-6621



         (b) if given to the Delaware Trustee, at the Delaware Trustee's mailing address set forth below (or such other address as the Delaware Trustee may give notice of to the Holders of the Securities):

                  Wilmington Trust Company
                  Rodney Square North
                  1100 North Market Street
                  Wilmington, Delaware  19890-1600
                  Attention:  Corporate Trust Administration
                  Telecopy:  302-636-4140

         (c)    if given to the  Institutional  Trustee,  at  the  Institutional
Trustee's mailing address set forth below (or such other address as the Institutional Trustee may give notice of to the Holders of the Securities):

                  Wilmington Trust Company
                  Rodney Square North
                  1100 North Market Street
                  Wilmington, Delaware  19890-1600
                  Attention:  Corporate Trust Administration
                  Telecopy:  302-636-4140

         (d) if given to the Holder of the Common Securities, at the mailing address of the Sponsor set forth below (or such other address as the Holder of the Common Securities may give notice of to the Trust):

                  First Banks, Inc.
                  600 James S. McDonnell Blvd.
                  Hazelwood, Missouri 63042
                  Attention:  Lisa K. Vansickle
                  Telecopy:  314-592-6621

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

         Section 13.2  Governing Law. This Declaration  and  the  rights  of the
                       -------------
parties hereunder shall be governed by and interpreted in accordance with the law of the State of Delaware and all rights and remedies shall be governed by such laws without regard to the principles of conflict of laws of the State of Delaware or any other jurisdiction that would call for the application of the law of any jurisdiction other than the State of Delaware; provided, however,
                                                             --------   -------
that there shall not be applicable to the Trust, the Trustees or this Declaration any provision of the laws (statutory or common) of the State of Delaware pertaining to trusts that relate to or regulate, in a manner inconsistent with the terms hereof (a) the filing with any court or governmental body or agency of trustee accounts or schedules of trustee fees and charges, (b) affirmative requirements to post bonds for trustees, officers, agents or employees of a trust, (c) the necessity for obtaining court or other governmental approval concerning the acquisition, holding or disposition of real or personal property, (d) fees or other sums payable to trustees, officers, agents or employees of a trust, (e) the allocation of receipts and expenditures to income or principal, or (f) restrictions or limitations on the permissible nature, amount or concentration of trust investments or requirements relating to the titling, storage or other manner of holding or investing trust assets.

         Section 13.3  Intention of the Parties. It  is  the  intention  of  the
                       ------------------------
parties hereto that the Trust be classified for United States federal income tax purposes as a grantor trust. The provisions of this Declaration shall be interpreted to further this intention of the parties.

         Section 13.4  Headings.  Headings contained in   this  Declaration  are
                       --------
inserted for convenience of reference only and do not affect the interpretation of this Declaration or any provision hereof.

         Section 13.5  Successors and Assigns.  Whenever in this Declaration any
                       -----------------------
of the parties hereto is named or referred to, the successors and assigns of such party shall be deemed to be included, and all covenants and agreements in this Declaration by the Sponsor and the Trustees shall bind and inure to the benefit of their respective successors and assigns, whether or not so expressed.

         Section 13.6  Partial  Enforceability.   If   any  provision   of  this
                       -----------------------
Declaration, or the application of such provision to any Person or circumstance, shall be held invalid, the remainder of this Declaration, or the application of such provision to persons or circumstances other than those to which it is held invalid, shall not be affected thereby.

         Section 13.7  Counterparts. This Declaration may contain  more than one
                       ------------
counterpart of the signature page and this Declaration may be executed by the affixing of the signature of each of the Trustees and Administrators to any of such counterpart signature pages. All of such counterpart signature pages shall be read as though one, and they shall have the same force and effect as though all of the signers had signed a single signature page.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, the undersigned have caused these presents to be executed as of the day and year first above written.

                                          WILMINGTON TRUST COMPANY,
                                          as Delaware Trustee


                                          By./s/    Christopher J. Monigle
                                             --------------------------------
                                             Name:  Christopher J. Monigle
                                             Title: Assistant Vice President


                                          WILMINGTON TRUST COMPANY,
                                          as Institutional Trustee


                                          By./s/    Christopher J. Monigle
                                             --------------------------------
                                             Name:  Christopher J. Monigle
                                             Title: Assistant Vice President


                                          FIRST BANKS, INC. as Sponsor


                                          By./s/    Allen H. Blake
                                             --------------------------------
                                             Name:  Allen H. Blake
                                             Title: President and
                                                    Chief Executive Officer


                                          By./s/    Allen H. Blake
                                             --------------------------------
                                                    Administrator


                                          By./s/    Lisa K. Vansickle
                                             --------------------------------
                                                    Administrator


                                          By./s/    Terrance M. McCarthy
                                             --------------------------------
                                                    Administrator

                                     ANNEX I

                               TERMS OF SECURITIES

         Pursuant to Section 6.1 of the Amended and Restated Declaration of Trust, dated as of September 20, 2004 (as amended from time to time, the "Declaration"), the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities and the Common Securities are set out below (each capitalized term used but not defined herein has the meaning set forth in the Declaration):

     1.  Designation and Number.
         ----------------------

         (a) 20,000 Floating Rate Capital Securities of First Bank Statutory Trust II (the "Trust"), with an aggregate stated liquidation amount with respect to the assets of the Trust of twenty million dollars ($20,000,000.00) and a stated liquidation amount with respect to the assets of the Trust of $1,000.00 per Capital Security, are hereby designated for the purposes of identification only as the "Capital Securities". The Capital Security Certificates evidencing
             ------------------
the Capital Securities shall be substantially in the form of Exhibits A-1 and A-2 to the Declaration, with such changes and additions thereto or deletions therefrom as may be required by ordinary usage, custom or practice.

         (b)    619  Floating Rate Common Securities  of the Trust (the  "Common
                                                                          ------
Securities") will be evidenced by Common Security Certificates  substantially in
----------
the form of Exhibit A-3 to the Declaration, with such changes and additions thereto or deletions therefrom as may be required by ordinary usage, custom or practice.

     2.  Distributions.
         -------------

         (a) Distributions will be payable on each Security for the Distribution Period beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in December 2004 at a rate per annum of 3.92438% and shall bear interest for each successive Distribution Period beginning on (and including) the Distribution Payment Date in December 2004, and each succeeding Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date at a rate per annum equal to the 3-Month LIBOR, determined as described below, plus 2.05% (the "Coupon Rate"), applied to the stated liquidation amount thereof, such rate
 -----------
being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the applicable Distribution Rate (to the extent permitted by law). Distributions, as used herein, include cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. The amount of the Distribution payable for any Distribution Period will be calculated by applying the Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360. All percentages resulting from any calculations on the Capital Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         (b) Distributions on the Securities will be cumulative, will accrue from the date of original issuance, and will be payable, subject to extension of distribution payment periods as described herein, quarterly in arrears on March 20, June 20, September 20 and December 20 of each year, or if such day is not a Business Day, then the next succeeding Business Day (each a "Distribution
                                                                    ------------
Payment Date"),  commencing  on  the Distribution Payment Date in  December 2004
-------------
when, as and if available for payment. The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures, so long as no Extension Event of Default has occurred and is continuing, by deferring the payment of interest on the Debentures for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time, subject to the
          ----------------
conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension
                                           --------------------
Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may extend beyond the
           --------   -------
Maturity  Date and provided  further,  however,  that during any such  Extension
                   --------  -------   -------
Period, the Debenture Issuer and its Affiliates shall not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Debenture Issuer's or its Affiliates' capital stock (other than payments of dividends or distributions to the Debenture Issuer) or make any guarantee payments with respect to the foregoing, or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Debenture Issuer or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (i) and (ii) above, (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Debenture Issuer in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Debenture Issuer (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (b) as a result of any exchange or conversion of any class or series of the Debenture Issuer's capital stock (or any capital stock of a subsidiary of the Debenture Issuer) for any class or series of the Debenture Issuer's capital stock or of any class or series of the Debenture Issuer's indebtedness for any class or series of the Debenture Issuer's capital stock, (c) the purchase of fractional interests in shares of the Debenture Issuer's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or
(f) payments under the Capital Securities Guarantee). Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         (c) Distributions on the Securities will be payable to the Holders thereof as they appear on the books and records of the Trust on the relevant record dates. The relevant record dates shall be five days before the relevant Distribution Payment Date. Distributions payable on any Securities that are not punctually paid on any Distribution Payment Date, as a result of the Debenture Issuer having failed to make a payment under the Debentures, as the case may be, when due (taking into account any Extension Period), will cease to be payable to the Person in whose name such Securities are registered on the relevant record date, and such defaulted Distribution will instead be payable to the Person in whose name such Securities are registered on the special record date or other specified date determined in accordance with the Indenture.

         (d) In the event that there is any money or other property held by or for the Trust that is not accounted for hereunder, such property shall be distributed Pro Rata (as defined herein) among the Holders of the Securities.

     3.  Liquidation  Distribution  Upon  Dissolution.  In  the  event   of  the
         --------------------------------------------
voluntary or involuntary liquidation, dissolution, winding-up or termination of the Trust (each a "Liquidation") other than in connection with a redemption of
                    -----------
the Debentures, the Holders of the Securities will be entitled to receive out of the assets of the Trust available for distribution to Holders of the Securities, after satisfaction of liabilities to creditors of the Trust (to the extent not satisfied by the Debenture Issuer), distributions equal to the aggregate of the stated liquidation amount of $1,000.00 per Security plus accrued and unpaid Distributions thereon to the date of payment (such amount being the "Liquidation
                                                                     -----------
Distribution"), unless in connection with such Liquidation, the Debentures in an
------------
aggregate stated principal amount equal to the aggregate stated liquidation amount of such Securities, with an interest rate equal to the Distribution Rate of, and bearing accrued and unpaid interest in an amount equal to the accrued and unpaid Distributions on, and having the same record date as, such Securities, after paying or making reasonable provision to pay all claims and obligations of the Trust in accordance with the Statutory Trust Act, shall be distributed on a Pro Rata basis to the Holders of the Securities in exchange for such Securities.

         The Sponsor, as the Holder of all of the Common Securities, has the right at any time to dissolve the Trust (including, without limitation, upon the occurrence of a Special Event), subject to the receipt by the Debenture Issuer of prior approval from the Board of Governors of the Federal Reserve System, or its designated district bank, as applicable, and any successor federal agency that is primarily responsible for regulating the activities of the Sponsor (the "Federal Reserve"), if the Sponsor is a bank holding company, or from the Office
 ---------------
of Thrift Supervision and any successor federal agency that is primarily responsible for regulating the activities of Sponsor, (the "OTS") if the Sponsor
                                                            ---
is a savings and loan holding company, in either case if then required under applicable capital guidelines or policies of the Federal Reserve or OTS, as applicable, and, after satisfaction of liabilities to creditors of the Trust, cause the Debentures to be distributed to the Holders of the Securities on a Pro Rata basis in accordance with the aggregate stated liquidation amount thereof.

         If a Liquidation  of the Trust occurs as described in clause (i), (ii),
(iii) or (v) in Section 7.1(a) of the Declaration, the Trust shall be liquidated by the Institutional Trustee as expeditiously as it determines to be possible by distributing, after satisfaction of liabilities to creditors of the Trust, to the Holders of the Securities, the Debentures on a Pro Rata basis to the extent not satisfied by the Debenture Issuer, unless such distribution is determined by the Institutional Trustee not to be practical, in which event such Holders will be entitled to receive out of the assets of the Trust available for distribution to the Holders, after satisfaction of liabilities of creditors of the Trust to the extent not satisfied by the Debenture Issuer, an amount equal to the Liquidation Distribution. An early Liquidation of the Trust pursuant to clause
(iv) of Section 7.1(a) of the Declaration shall occur if the Institutional Trustee determines that such Liquidation is possible by distributing, after satisfaction of liabilities to creditors of the Trust, to the Holders of the Securities on a Pro Rata basis, the Debentures, and such distribution occurs.

         If, upon any such Liquidation the Liquidation Distribution can be paid only in part because the Trust has insufficient assets available to pay in full the aggregate Liquidation Distribution, then the amounts payable directly by the Trust on such Capital Securities shall be paid to the Holders of the Trust Securities on a Pro Rata basis, except that if an Event of Default has occurred and is continuing, the Capital Securities shall have a preference over the Common Securities with regard to such distributions.

         After the date for any distribution of the Debentures upon dissolution of the Trust (i) the Securities of the Trust will be deemed to be no longer outstanding, (ii) upon surrender of a Holder's Securities certificate, such Holder of the Securities will receive a certificate representing the Debentures to be delivered upon such distribution, (iii) any certificates representing the Securities still outstanding will be deemed to represent undivided beneficial interests in such of the Debentures as have an aggregate principal amount equal to the aggregate stated liquidation amount with an interest rate identical to the Distribution Rate of, and bearing accrued and unpaid interest equal to accrued and unpaid distributions on, the Securities until such certificates are presented to the Debenture Issuer or its agent for transfer or reissuance (and until such certificates are so surrendered, no payments of interest or principal shall be made to Holders of Securities in respect of any payments due and payable under the Debentures; provided, however that such failure to pay shall
                               --------   -------
not be deemed to be an Event of Default and shall not entitle the Holder to the benefits of the Guarantee), and (iv) all rights of Holders of Securities under the Declaration shall cease, except the right of such Holders to receive Debentures upon surrender of certificates representing such Securities.

     4.  Redemption and Distribution.
         ---------------------------

         (a) The Debentures will mature on September 20, 2034. The Debentures may be redeemed by the Debenture Issuer, in whole or in part, at any Distribution Payment Date on or after the Distribution Payment Date in September 2009, at the Redemption Price. In addition, the Debentures may be redeemed by the Debenture Issuer at the Special Redemption Price, in whole but not in part, at any Distribution Payment Date, upon the occurrence and continuation of a Special Event within 120 days following the occurrence of such Special Event at the Special Redemption Price, upon not less than 30 nor more than 60 days' notice to holders of such Debentures so long as such Special Event is continuing. In each case, the right of the Debenture Issuer to redeem the Debentures is subject to the Debenture Issuer having received prior approval from the Federal Reserve (if the Debenture Issuer is a bank holding company) or prior approval from the OTS (if the Debenture Issuer is a savings and loan holding company), in each case if then required under applicable capital guidelines or policies of the applicable federal agency.

         "3-Month LIBOR" means the London  interbank  offered  interest rate for
          -------------
three-month, U.S. dollar deposits determined by the Debenture Trustee in the following order of priority:

               (1) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date (as defined below). "Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers'
          Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits;

               (2) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations;

               (3) if fewer than two such quotations are provided as requested in clause (2) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and

               (4) if fewer than two such quotations are provided as requested in clause (3) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period.

         If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         "Capital Treatment Event" means the receipt by the Debenture Issuer and
          -----------------------
the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of the occurrence of any amendment to, or change (including any announced prospective change) in, the laws, rules or regulations of the United States or any political subdivision thereof or therein, or as the result of any official or administrative pronouncement or action or decision interpreting or applying such laws, rules or regulations, which amendment or change is effective or which pronouncement, action or decision is announced on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that the Sponsor will not, within 90 days of the date of such opinion, be entitled to treat an amount equal to the aggregate liquidation amount of the Capital Securities as "Tier 1 Capital" (or its then equivalent) for purposes of the capital adequacy guidelines of the Federal Reserve, as then in effect and applicable to the Sponsor (or if the Sponsor is not a bank holding company, such guidelines applied to the Sponsor as if the Sponsor were subject to such guidelines); provided, however, that the inability of the Sponsor to
                       --------   -------
treat all or any portion of the liquidation amount of the Capital Securities as Tier l Capital shall not constitute the basis for a Capital Treatment Event, if such inability results from the Sponsor having cumulative preferred stock, minority interests in consolidated subsidiaries, or any other class of security or interest which the Federal Reserve or OTS, as applicable, may now or hereafter accord Tier 1 Capital treatment in excess of the amount which may now or hereafter qualify for treatment as Tier 1 Capital under applicable capital adequacy guidelines; provided further, however, that the distribution of
                       --------  -------   -------
Debentures in connection with the Liquidation of the Trust shall not in and of itself constitute a Capital Treatment Event unless such Liquidation shall have occurred in connection with a Tax Event or an Investment Company Event.

         "Determination  Date"  means the date that is two London  Banking  Days
          -------------------
(i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the particular Distribution Period for which a Coupon Rate is being determined.

         "Investment  Company  Event" means the receipt by the Debenture  Issuer
          --------------------------
and the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of the occurrence of a change in law or regulation or written change (including any announced prospective change) in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that the Trust is or, within 90 days of the date of such opinion, will be considered an Investment Company that is required to be registered under the Investment Company Act which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the issuance of the Debentures.

         "Maturity Date" means September 20, 2034.
          -------------
         "Redemption  Date"  shall  mean the date  fixed for the  redemption  of
          ----------------
Capital Securities, which shall be any Distribution Payment Date on or after the Distribution Payment Date in September 2009.

         "Redemption Price" means 100% of the principal amount of the Debentures
          ----------------
being redeemed, plus accrued and unpaid Interest on such Debentures to the Redemption Date.

         "Special  Event" means a Tax Event,  an  Investment  Company Event or a
          --------------
Capital Treatment Event.

         "Special  Redemption  Date"  means a date  on  which  a  Special  Event
          -------------------------
redemption occurs, which shall be a Distribution Payment Date.

         "Special  Redemption  Price" means the price set forth in the following
          --------------------------
table for any Special Redemption Date that occurs on the date indicated below (or if such day is not a Business Day, then the next succeeding Business Day), expressed as the percentage of the principal amount of the Debentures being redeemed:

----------------------------------------- --------------------------------------
         Month in which Special                  Special Redemption Price
         ----------------------                  ------------------------
         Redemption Date Occurs
         ----------------------
----------------------------------------- --------------------------------------
             December 2004                               104.625%
----------------------------------------- --------------------------------------
               March 2005                                104.300%
----------------------------------------- --------------------------------------
               June 2005                                 104.000%
----------------------------------------- --------------------------------------
             September 2005                              103.650%
----------------------------------------- --------------------------------------
             December 2005                               103.350%
----------------------------------------- --------------------------------------
               March 2006                                103.000%
----------------------------------------- --------------------------------------
               June 2006                                 102.700%
----------------------------------------- --------------------------------------
             September 2006                              102.350%
----------------------------------------- --------------------------------------
             December 2006                               102.050%
----------------------------------------- --------------------------------------
               March 2007                                101.700%
----------------------------------------- --------------------------------------
               June 2007                                 101.400%
--------------------------------------------------------------------------------

----------------------------------------- --------------------------------------
             September 2007                              101.050%
----------------------------------------- --------------------------------------
             December 2007                               100.750%
----------------------------------------- --------------------------------------
               March 2008                                100.450%
----------------------------------------- --------------------------------------
               June 2008                                 100.200%
----------------------------------------- --------------------------------------
     September 2008 and thereafter                       100.000%
----------------------------------------- --------------------------------------

         plus, in each case, accrued and unpaid Interest on such Debentures to the Special Redemption Date.

         "Tax Event" means the receipt by the Debenture  Issuer and the Trust of
          ---------
an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to or change (including any announced prospective change) in the laws or any regulations thereunder of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement (including any private letter ruling, technical advice memorandum, field service advice, regulatory procedure, notice or announcement including any notice or announcement of intent to adopt such procedures or regulations) (an "Administrative Action") or judicial decision
                                  ----------------------
interpreting or applying such laws or regulations, regardless of whether such Administrative Action or judicial decision is issued to or in connection with a proceeding involving the Debenture Issuer or the Trust and whether or not subject to review or appeal, which amendment, clarification, change, Administrative Action or decision is enacted, promulgated or announced, in each case on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that: (i) the Trust is, or will be within 90 days of the date of such opinion, subject to United States federal income tax with respect to income received or accrued on the Debentures; (ii) interest payable by the Debenture Issuer on the Debentures is not, or within 90 days of the date of such opinion, will not be, deductible by the Debenture Issuer, in whole or in part, for United States federal income tax purposes; or (iii) the Trust is, or will be within 90 days of the date of such opinion, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

                 (b) Upon the repayment in full at maturity or redemption in whole or in part of the Debentures (other than following the distribution of the Debentures to the Holders of the Securities), the proceeds from such repayment or payment shall concurrently be applied to redeem Pro Rata at the applicable Redemption Price or Special Redemption Price, as applicable, Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Debentures so repaid or redeemed; provided, however, that holders of such
                                     --------   -------
Securities shall be given not less than 30 nor more than 60 days' notice of such redemption (other than at the scheduled maturity of the Debentures).

                (c) If fewer than all the outstanding Securities are to be so redeemed, the Common Securities and the Capital Securities will be redeemed Pro Rata and the Capital Securities to be redeemed will be redeemed Pro Rata from each Holder of Capital Securities.

                (d) The Trust may not redeem fewer than all the outstanding Capital Securities unless all accrued and unpaid Distributions have been paid on all Capital Securities for all quarterly Distribution periods terminating on or before the date of redemption.

               (e) Redemption or Distribution Procedures.
                   -------------------------------------

                  (i) Notice of any redemption of, or notice of distribution of the Debentures in exchange for, the Securities (a "Redemption/Distribution
                                                         -----------------------
Notice")  will be given by the Trust by mail to each Holder of  Securities to be
------
redeemed or exchanged not fewer than 30 nor more than 60 days before the date fixed for redemption or exchange thereof which, in the case of a redemption, will be the date fixed for redemption of the Debentures. For purposes of the calculation of the date of redemption or exchange and the dates on which notices are given pursuant to this paragraph 4(e)(i), a Redemption/Distribution Notice shall be deemed to be given on the day such notice is first mailed by first-class mail, postage prepaid, to Holders of such Securities. Each Redemption/Distribution Notice shall be addressed to the Holders of such Securities at the address of each such Holder appearing on the books and records of the Trust. No defect in the Redemption/Distribution Notice or in the mailing thereof with respect to any Holder shall affect the validity of the redemption or exchange proceedings with respect to any other Holder.

                  (ii) If the Securities are to be redeemed and the \ Trust gives a Redemption/ Distribution Notice, which notice may only be issued if the Debentures are redeemed as set out in this paragraph 4 (which notice will be irrevocable), then, provided that the Institutional Trustee has a sufficient
                      --------
amount of cash in connection with the related redemption or maturity of the Debentures, the Institutional Trustee will pay the relevant Redemption Price or Special Redemption Price, as applicable, to the Holders of such Securities by check mailed to the address of each such Holder appearing on the books and records of the Trust on the Redemption Date. If a Redemption/Distribution Notice shall have been given and funds deposited as required then immediately prior to the close of business on the date of such deposit Distributions will cease to accrue on the Securities so called for redemption and all rights of Holders of such Securities so called for redemption will cease, except the right of the Holders of such Securities to receive the applicable Redemption Price or Special Redemption Price specified in paragraph 4(a), but without interest on such Redemption Price or Special Redemption Price. If payment of the Redemption Price or Special Redemption Price in respect of any Securities is improperly withheld or refused and not paid either by the Trust or by the Debenture Issuer as guarantor pursuant to the Guarantee, Distributions on such Securities will continue to accrue at the Distribution Rate from the original Redemption Date to the actual date of payment, in which case the actual payment date will be considered the date fixed for redemption for purposes of calculating the Redemption Price or Special Redemption Price. In the event of any redemption of the Capital Securities issued by the Trust in part, the Trust shall not be required to (i) issue, register the transfer of or exchange any Security during a period beginning at the opening of business five days before any selection for redemption of the Capital Securities and ending at the close of business on the earliest date on which the relevant notice of redemption is deemed to have been given to all Holders of the Capital Securities to be so redeemed or (ii) register the transfer of or exchange any Capital Securities so selected for redemption, in whole or in part, except for the unredeemed portion of any Capital Securities being redeemed in part.

                 (iii) Redemption/Distribution Notices shall be sent by the Administrators on behalf of the Trust to (A) in respect of the Capital Securities, the Holders thereof and (B) in respect of the Common Securities, the Holder thereof.

                  (iv) Subject to the foregoing and applicable law (including, without limitation, United States federal securities laws), and provided that the acquiror is not the Holder of the Common Securities or the obligor under the Indenture, the Sponsor or any of its subsidiaries may at any time and from time to time purchase outstanding Capital Securities by tender, in the open market or by private agreement.

         5. Voting Rights - Capital Securities.
            ----------------------------------

            (a) Except as provided under paragraphs 5(b) and 7 and as otherwise required by law and the Declaration, the Holders of the Capital Securities will have no voting rights. The Administrators are required to call a meeting of the Holders of the Capital Securities if directed to do so by Holders of at least 10% in liquidation amount of the Capital Securities.

            (b)     Subject  to the requirements of obtaining  a tax  opinion by the Institutional Trustee in certain circumstances set forth in the last sentence of this paragraph, the Holders of a Majority in liquidation amount of the Capital Securities, voting separately as a class, have the right to direct the time, method, and place of conducting any proceeding for any remedy available to the Institutional Trustee, or exercising any trust or power conferred upon the Institutional Trustee under the Declaration, including the right to direct the Institutional Trustee, as holder of the Debentures, to (i) exercise the remedies available under the Indenture as the holder of the Debentures, (ii) waive any past default that is waivable under the Indenture,
(iii) exercise any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable or (iv) consent on behalf of all the Holders of the Capital Securities to any amendment, modification or termination of the Indenture or the Debentures where such consent shall be required; provided, however, that, where a consent or action under the Indenture
          --------  -------
would require the consent or act of the holders of greater than a simple majority in aggregate principal amount of Debentures (a "Super Majority")
                                                                --------------
affected thereby, the Institutional Trustee may only give such consent or take such action at the written direction of the Holders of at least the proportion in liquidation amount of the Capital Securities outstanding which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding. If the Institutional Trustee fails to enforce its rights under the Debentures after the Holders of a Majority in liquidation amount of such Capital Securities have so directed the Institutional Trustee, to the fullest extent permitted by law, a Holder of the Capital Securities may institute a legal proceeding directly against the Debenture Issuer to enforce the Institutional Trustee's rights under the Debentures without first instituting any legal proceeding against the Institutional Trustee or any other person or entity. Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Debenture Issuer to pay interest or principal on the Debentures on the date the interest or principal is payable (or in the case of redemption, the Redemption Date or the Special Redemption Date, as applicable), then a Holder of record of the Capital Securities may directly institute a proceeding for enforcement of payment, on or after the respective due dates specified in the Debentures, to such Holder directly of the principal of or interest on the Debentures having an aggregate principal amount equal to the aggregate liquidation amount of the Capital Securities of such Holder. The Institutional Trustee shall notify all Holders of the Capital Securities of any default actually known to the Institutional Trustee with respect to the Debentures unless (x) such default has been cured prior to the giving of such notice or (y) the Institutional Trustee determines in good faith that the withholding of such notice is in the interest of the Holders of such Capital Securities, except where the default relates to the payment of principal of or interest on any of the Debentures. Such notice shall state that such Indenture Event of Default also constitutes an Event of Default hereunder. Except with respect to directing the time, method and place of conducting a proceeding for a remedy, the Institutional Trustee shall not take any of the actions described in clauses (i), (ii) or (iii) above unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that, as a result of such action, the Trust will not be classified as other than a grant or trust for United States federal income tax purposes.

         In the event the consent of the Institutional Trustee, as the holder of the Debentures, is required under the Indenture with respect to any amendment, modification or termination of the Indenture, the Institutional Trustee shall request the direction of the Holders of the Securities with respect to such amendment, modification or termination and shall vote with respect to such amendment, modification or termination as directed by a Majority in liquidation amount of the Securities voting together as a single class; provided, however,
                                                             --------   -------
that where a consent under the Indenture would require the consent of a Super-Majority, the Institutional Trustee may only give such consent at the direction of the Holders of at least the proportion in liquidation amount of the Securities outstanding which the relevant Super-Majority represents of the aggregate principal amount of the Debentures outstanding. The Institutional Trustee shall not take any such action in accordance with the directions of the Holders of the Securities unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that, as a result of such action, the Trust will not be classified as other than a grantor trust for United States federal income tax purposes.

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

         6. Voting Rights - Common Securities.
            ---------------------------------

            (a) Except as provided under paragraphs 6(b), 6(c) and 7 and as otherwise required by law and the Declaration, the Common Securities will have no voting rights.

            (b) The Holders of the Common Securities are entitled, in accordance with Article IV of the Declaration, to vote to appoint, remove or replace any Administrators.

            (c) Subject to Section 6.7 of the Declaration and only after each Event of Default (if any) with respect to the Capital Securities has been cured, waived, or otherwise eliminated and subject to the requirements of the second to last sentence of this paragraph, the Holders of a Majority in liquidation amount of the Common Securities, voting separately as a class, may direct the time, method, and place of conducting any proceeding for any remedy available to the Institutional Trustee, or exercising any trust or power conferred upon the Institutional Trustee under the Declaration, including (i) directing the time, method, place of conducting any proceeding for any remedy available to the Debenture Trustee, or exercising any trust or power conferred on the Debenture Trustee with respect to the Debentures, (ii) waiving any past default and its consequences that is waivable under the Indenture, or (iii) exercising any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable; provided, however, that, where a
                                             --------   -------
consent or action under the Indenture would require a Super Majority, the Institutional Trustee may only give such consent or take such action at the written direction of the Holders of at least the proportion in liquidation amount of the Common Securities which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding. Notwithstanding this paragraph 6(c), the Institutional Trustee shall not revoke any action previously authorized or approved by a vote or consent of the Holders of the Capital Securities. Other than with respect to directing the time, method and place of conducting any proceeding for any remedy available to the Institutional Trustee or the Debenture Trustee as set forth above, the Institutional Trustee shall not take any action described in (i), (ii) or (iii) above, unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that for the purposes of United States federal income tax the Trust will not be classified as other than a grantor trust on account of such action. If the Institutional Trustee fails to enforce its rights, to the fullest extent permitted by law, under the Declaration, any Holder of the Common Securities may institute a legal proceeding directly against any Person to enforce the Institutional Trustee's rights under the Declaration, without first instituting a legal proceeding against the Institutional Trustee or any other Person.

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

         7. Amendments to Declaration and Indenture.
            ---------------------------------------

            (a) In addition to any requirements under Section 11.1 of the Declaration, if any proposed amendment to the Declaration provides for, or the Trustees, Sponsor or Administrators otherwise propose to effect, (i) any action that would adversely affect the powers, preferences or special rights of the Securities, whether by way of amendment to the Declaration or otherwise, or (ii) the Liquidation of the Trust, other than as described in Section 7.1 of the Declaration, then the Holders of outstanding Securities, voting together as a single class, will be entitled to vote on such amendment or proposal and such amendment or proposal shall not be effective except with the approval of the Holders of at least a Majority in liquidation amount of the Securities, affected thereby; provided, however, if any amendment or proposal referred to in clause
          --------   -------
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

            (b) In the event the consent of the Institutional Trustee as the holder of the Debentures is required under the Indenture with respect to any amendment, modification or termination of the Indenture or the Debentures, the Institutional Trustee shall request the written direction of the Holders of the Securities with respect to such amendment, modification or termination and shall vote with respect to such amendment, modification, or termination as directed by a Majority in liquidation amount of the Securities voting together as a single class; provided, however, that where a consent under the Indenture would require
       --------  -------
a Super Majority, the Institutional Trustee may only give such consent at the direction of the Holders of at least the proportion in liquidation amount of the Securities which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding.

            (c) Notwithstanding the foregoing, no amendment or modification may be made to the Declaration if such amendment or modification would (i) cause the Trust to be classified for purposes of United States federal income taxation as other than a grant or trust, (ii) reduce or otherwise adversely affect the powers of the Institutional Trustee or (iii) cause the Trust to be deemed an Investment Company which is required to be registered under the Investment Company Act.

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

         8.  Pro  Rata.  A  reference  in these terms of the  Securities  to any
             ---------
payment,  distribution  or  treatment as being "Pro Rata" shall mean pro rata to
                                                --------
each Holder of the Securities according to the aggregate liquidation amount of the Securities held by the relevant Holder in relation to the aggregate liquidation amount of all Securities then outstanding unless, in relation to a payment, an Event of Default has occurred and is continuing, in which case any funds available to make such payment shall be paid first to each Holder of the Capital Securities Pro Rata according to the aggregate liquidation amount of the Capital Securities held by the relevant Holder relative to the aggregate liquidation amount of all Capital Securities outstanding, and only after satisfaction of all amounts owed to the Holders of the Capital Securities, to each Holder of the Common Securities Pro Rata according to the aggregate liquidation amount of the Common Securities held by the relevant Holder relative to the aggregate liquidation amount of all Common Securities outstanding.

         9.  Ranking. The  Capital  Securities  rank pari passu with and payment
             -------
thereon shall be made Pro Rata with the Common Securities except that, where an Event of Default has occurred and is continuing, the rights of Holders of the Common Securities to receive payment of Distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of the Holders of the Capital Securities with the result that no payment of any Distribution on, or Redemption Price (or Special Redemption Price) of, any Common Security, and no other payment on account of redemption, liquidation or other acquisition of Common Securities, shall be made unless payment in full in cash of all accumulated and unpaid Distributions on all outstanding Capital Securities for all distribution periods terminating on or prior thereto, or in the case of payment of the Redemption Price (or Special Redemption Price) the full amount of such Redemption Price (or Special Redemption Price) on all outstanding Capital Securities then called for redemption, shall have been made or provided for, and all funds immediately available to the Institutional Trustee shall first be applied to the payment in full in cash of all Distributions on, or the Redemption Price (or Special Redemption Price) of, the Capital Securities then due and payable.

         10. Acceptance of Guarantee and Indenture.  Each  Holder of the Capital
             -------------------------------------
Securities and the Common Securities, by the acceptance of such Securities, agrees to the provisions of the Guarantee, including the subordination provisions therein and to the provisions of the Indenture.

         11. No Preemptive  Rights.  The Holders of the Securities shall have no
             ---------------------
preemptive or similar rights to subscribe for any additional securities.

         12. Miscellaneous.  These terms  constitute a part of the  Declaration.
             -------------
The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to a Holder without charge on written request to the Sponsor at its principal place of business.

                                   EXHIBIT A-1

                      FORM OF CAPITAL SECURITY CERTIFICATE

                           [FORM OF FACE OF SECURITY]

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE SPONSOR OR THE TRUST, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER
THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS CAPITAL SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE SPONSOR'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE SPONSOR OR THE TRUST. HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000.00 (100 SECURITIES) AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF SECURITIES IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         IN  CONNECTION  WITH ANY  TRANSFER,  THE  HOLDER  WILL  DELIVER  TO THE
REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE DECLARATION TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

         Certificate Number P-1                      17,850  Capital  Securities
         [CUSIP  NO. [_______] **To be inserted at the request of the Holder]

                               September 20, 2004

             Certificate Evidencing Floating Rate Capital Securities

                                       of

                          First Bank Statutory Trust II

               (liquidation amount $1,000.00 per Capital Security)

         First Bank Statutory Trust II, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that Hare & Co. (the "Holder"), as the nominee of The Bank of New York, indenture trustee under the Indenture dated as of September 20, 2004 among Preferred Term Securities XV, Ltd., Preferred Term Securities XV, Inc. and The Bank of New York, is the registered owner of capital securities of the Trust representing undivided beneficial interests in the assets of the Trust, (liquidation amount $1,000.00 per capital security) (the "Capital Securities"). Subject to the Declaration (as defined below), the Capital Securities are transferable on the books and records of the Trust in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer. The Capital Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust dated as of September 20, 2004, among Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Capital Securities as set forth in Annex I to such amended and restated declaration as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

         Upon receipt of this Security, the Holder is bound by the Declaration and is entitled to the benefits thereunder.

         By acceptance of this Security, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Capital Securities as evidence of beneficial ownership in the Debentures.

         This Capital Security is governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

                       Signatures appear on following page

         IN WITNESS WHEREOF, the Trust has duly executed this certificate.

                                            FIRST BANK STATUTORY TRUST II



                                            By:
                                               ---------------------------------
                                                 Name:
                                                 Title:  Administrator


                          CERTIFICATE OF AUTHENTICATION

         This   is  one  of  the   Capital   Securities   referred   to  in  the
within-mentioned Declaration.


                                            WILMINGTON TRUST COMPANY,
                                            as the Institutional Trustee


                                            By:
                                               ---------------------------------
                                                         Authorized Officer

                      [FORM OF REVERSE OF CAPITAL SECURITY]

         Distributions payable on each Capital Security will be payable at an annual rate equal to 3.92438% beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in December 2004 and at an annual rate for each successive period beginning on (and including) the Distribution Payment Date in December 2004, and each succeeding Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.05% (the "Coupon Rate"), applied to the stated liquidation amount of $1,000.00 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the Distribution Rate (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period. The amount of the Distribution payable for any Distribution Period will be calculated by applying the
Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Debenture Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Capital Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         Except as otherwise described below, Distributions on the Capital Securities will be cumulative, will accrue from the date of original issuance and will be payable quarterly in arrears on March 20, June 20, September 20 and December 20 of each year or if any such day is not a Business Day, then the next succeeding Business Day (each such day, a "Distribution Payment Date"), commencing on the Distribution Payment Date in December 2004. The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures, so long as no Extension Event of Default has occurred and is continuing, by extending the interest payment period for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may
                               --------   -------
extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Capital Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         The  Capital   Securities  shall  be  redeemable  as  provided  in  the
Declaration.

                                   ASSIGNMENT

         FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security Certificate to:

         -----------------------------------------------------------------------

         (Insert  assignee's  social  security  or  tax  identification  number)

         -----------------------------------------------------------------------

         -----------------------------------------------------------------------



         (Insert address and zip code of assignee) and irrevocably appoints

         -----------------------------------------------------------------------



         agent to transfer this Capital Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.

         Date:
              ---------------------------------------

         Signature:
                   ----------------------------------

                   (Sign exactly as your name appears on the other side of this Capital Security Certificate)

         Signature Guarantee:1




----------------------
1 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                                   EXHIBIT A-2

                      FORM OF CAPITAL SECURITY CERTIFICATE

                           [FORM OF FACE OF SECURITY]

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE SPONSOR OR THE TRUST, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER
THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS CAPITAL SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE SPONSOR'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE SPONSOR OR THE TRUST. HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN

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

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000.00 (100 SECURITIES) AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF SECURITIES IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         IN  CONNECTION  WITH ANY  TRANSFER,  THE  HOLDER  WILL  DELIVER  TO THE
REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE DECLARATION TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

         Certificate Number P-2                         2,150 Capital Securities
         [CUSIP NO. [____] **To be inserted at the request of the Holder]

                               September 20, 2004

             Certificate Evidencing Floating Rate Capital Securities

                                       of

                          First Bank Statutory Trust II

               (liquidation amount $1,000.00 per Capital Security)

         First Bank Statutory Trust II, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that First Tennessee Bank National Association is the registered owner of capital securities of the Trust representing undivided beneficial interests in the assets of the Trust, (liquidation amount $1,000.00 per capital security) (the "Capital Securities"). Subject to the Declaration (as defined below), the Capital Securities are transferable on the books and records of the Trust in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer. The Capital Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust dated as of September 20, 2004, among Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Capital Securities as set forth in Annex I to such amended and restated declaration as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

         Upon receipt of this Security, the Holder is bound by the Declaration and is entitled to the benefits thereunder.

         By acceptance of this Security, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Capital Securities as evidence of beneficial ownership in the Debentures.

         This Capital Security is governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

                       Signatures appear on following page

         IN WITNESS WHEREOF, the Trust has duly executed this certificate.

                                           FIRST BANK STATUTORY TRUST II



                                           By:
                                              ----------------------------------
                                                Name:
                                                Title:  Administrator


                          CERTIFICATE OF AUTHENTICATION

         This   is  one  of  the   Capital   Securities   referred   to  in  the
within-mentioned Declaration.


                                           WILMINGTON TRUST COMPANY,
                                           as the Institutional Trustee


                                           By:
                                              ----------------------------------
                                                        Authorized Officer

                      [FORM OF REVERSE OF CAPITAL SECURITY]

         Distributions payable on each Capital Security will be payable at an annual rate equal to 3.92438% beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in December 2004 and at an annual rate for each successive period beginning on (and including) the Distribution Payment Date in December 2004, and each succeeding Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.05% (the "Coupon Rate"), applied to the stated liquidation amount of $1,000.00 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the Distribution Rate (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period. The amount of the Distribution payable for any Distribution Period will be calculated by applying the
Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Debenture Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Capital Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         Except as otherwise described below, Distributions on the Capital Securities will be cumulative, will accrue from the date of original issuance and will be payable quarterly in arrears on March 20, June 20, September 20 and December 20 of each year or if any such day is not a Business Day, then the next succeeding Business Day (each such day, a "Distribution Payment Date"), commencing on the Distribution Payment Date in December 2004. The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures, so long as no Extension Event of Default has occurred and is continuing, by extending the interest payment period for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may
                               --------   -------
extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Capital Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         The  Capital   Securities  shall  be  redeemable  as  provided  in  the
Declaration.

                                   ASSIGNMENT

         FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security Certificate to:

         -----------------------------------------------------------------------

         (Insert  assignee's  social  security  or  tax  identification  number)

         -----------------------------------------------------------------------


         -----------------------------------------------------------------------




         (Insert address and zip code of assignee) and irrevocably appoints

         ------------------------------------------------------------------


agent to transfer this Capital Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.

         Date:
              ---------------------------------------

         Signature:
                   ----------------------------------

                            (Sign exactly as your name appears on the other side
of  this  Capital  Security Certificate)

         Signature Guarantee:2






-------------------------
2 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended

                                   EXHIBIT A-3

                       FORM OF COMMON SECURITY CERTIFICATE

         THIS COMMON SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EXEMPTION FROM REGISTRATION.

         THIS CERTIFICATE IS NOT TRANSFERABLE  EXCEPT IN COMPLIANCE WITH SECTION
8.1 OF THE DECLARATION.

                               September 20, 2004

             Certificate Evidencing Floating Rate Common Securities

                                       of

                          First Bank Statutory Trust II

         First Bank Statutory Trust II, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that First Banks, Inc. (the "Holder") is the registered owner of common securities of the Trust representing undivided beneficial interests in the assets of the Trust (the "Common Securities"). The Common Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Common Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust dated as of September 20, 2004, among Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interest in the assets of the Trust including the designation of the terms of the Common Securities as set forth in Annex I to such amended and restated declaration, as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

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

         This Common Security is governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

         IN WITNESS WHEREOF, the Trust has duly executed this certificate.

                                               FIRST BANK STATUTORY TRUST II


                                               By:
                                                  ------------------------------
                                                    Name:
                                                    Title: Administrator

                      [FORM OF REVERSE OF COMMON SECURITY]

         Distributions payable on each Common Security will be payable at an annual rate equal to 3.92438% beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in December 2004 and at an annual rate for each successive period beginning on (and including) the Distribution Payment Date in December 2004, and each succeeding Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.05% (the "Coupon Rate"), applied to the stated liquidation amount of $1,000.00 per Common Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the Distribution Rate (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period. The amount of the Distribution payable for any Distribution Period will be calculated by applying the
Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Debenture Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Common Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         Except as otherwise described below, Distributions on the Common Securities will be cumulative, will accrue from the date of original issuance and will be payable quarterly in arrears on March 20, June 20, September 20 and December 20 of each year or if any such day is not a Business Day, then the next succeeding Business Day (each such day, a "Distribution Payment Date"), commencing on the Distribution Payment Date in December 2004. The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures, so long as no Extension Event of Default has occurred and is continuing, by extending the interest payment period for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may
                               --------   -------
extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Common Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer.

         The  Common   Securities   shall  be  redeemable  as  provided  in  the
Declaration.

                                   ASSIGNMENT

         FOR VALUE RECEIVED, the undersigned assigns and transfers this Common Security Certificate to:

         -------------------------------------------------------------------

         (Insert assignee's social security or tax identification number)

         -------------------------------------------------------------------

         -------------------------------------------------------------------

         (Insert address and zip code of assignee) and irrevocably appoints

         -------------------------------------------------------------------


                                                                           agent
                      ----------------------------------------------------------
                      to transfer this Common Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.

                      Date:
                           -----------------------------

                      Signature:
                                ------------------------

         (Sign exactly as your name appears on the other side of this Common Security Certificate)

         Signature:
                   -------------------------------------------

         (Sign exactly as your name appears on the other side of this Common Security Certificate)

Signature Guarantee3







-------------------------
3 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union, meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                                    EXHIBIT B

                          SPECIMEN OF INITIAL DEBENTURE

                              (See Document No. 16)

                                    EXHIBIT C

                               PLACEMENT AGREEMENT

                              (See Document No. 1)

                                                                    Exhibit 4.28















                -------------------------------------------------




                               GUARANTEE AGREEMENT

                                 by and between

                                FIRST BANKS, INC.

                                       and

                            WILMINGTON TRUST COMPANY

                         Dated as of September 20, 2004



                -------------------------------------------------

                               GUARANTEE AGREEMENT
                               -------------------

     This GUARANTEE AGREEMENT (this "Guarantee"), dated as of September 20, 2004, is executed and delivered by First Banks, Inc., a Missouri corporation (the "Guarantor"), and Wilmington Trust Company, a Delaware banking corporation, as trustee (the "Guarantee Trustee"), for the benefit of the Holders (as defined herein) from time to time of the Capital Securities (as defined herein) of First Bank Statutory Trust II, a Delaware statutory trust (the "Issuer").

     WHEREAS, pursuant to an Amended and Restated Declaration of Trust (the "Declaration"), dated as of the date hereof among Wilmington Trust Company, not in its individual capacity but solely as institutional trustee, the administrators of the Issuer named therein, the Guarantor, as sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Issuer, the Issuer is issuing on the date hereof those undivided beneficial interests, having an aggregate liquidation amount of $20,000,000.00 (the "Capital Securities"); and

     WHEREAS, as incentive for the Holders to purchase the Capital Securities, the Guarantor desires irrevocably and unconditionally to agree, to the extent set forth in this Guarantee, to pay to the Holders of Capital Securities the Guarantee Payments (as defined herein) and to make certain other payments on the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the purchase by each Holder of the Capital Securities, which purchase the Guarantor hereby agrees shall benefit the Guarantor, the Guarantor executes and delivers this Guarantee for the benefit of the Holders.

                                   ARTICLE I

                         DEFINITIONS AND INTERPRETATION

     Section 1.1.  Definitions and Interpretation. In this Guarantee, unless the
                   ------------------------------
context otherwise requires:

     (a) capitalized terms used in this Guarantee but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

     (b) a term defined anywhere in this Guarantee has the same meaning throughout;

     (c) all references to "the Guarantee" or "this Guarantee" are to this Guarantee as modified, supplemented or amended from time to time;

     (d) all references in this Guarantee to "Articles" or "Sections" are to Articles or Sections of this Guarantee, unless otherwise specified;

     (e) terms defined in the Declaration as at the date of execution of this Guarantee have the same meanings when used in this Guarantee, unless otherwise defined in this Guarantee or unless the context otherwise requires; and

     (f) a reference to the singular includes the plural and vice versa.

     "Affiliate"  has the same  meaning as given to that term in Rule 405 of the
      ---------
Securities Act of 1933, as amended, or any successor rule thereunder.

     "Beneficiaries" means any Person to whom the Issuer is or hereafter becomes
      -------------
indebted or liable.

     "Capital  Securities"  has the  meaning  set forth in the  recitals to this
      -------------------
Guarantee.

     "Common Securities" means the common securities issued by the Issuer to the
      -----------------
Guarantor pursuant to the Declaration.

     "Corporate Trust Office" means the office of the Guarantee Trustee at which
      ----------------------
the corporate trust business of the Guarantee Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Guarantee is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attention: Corporate Trust Administration.

     "Covered Person" means any Holder of Capital Securities.
      --------------

     "Debentures"  means the debt  securities  of the Guarantor  designated  the
      ----------
Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 held by the Institutional Trustee (as defined in the Declaration) of the Issuer.

     "Declaration  Event of  Default"  means an "Event of Default" as defined in
      ------------------------------
the Declaration.

     "Event of Default" has the meaning set forth in Section 2.4(a).
      ----------------

     "Guarantee Payments" means the following payments or distributions, without
      ------------------
duplication, with respect to the Capital Securities, to the extent not paid or made by the Issuer: (i) any accrued and unpaid Distributions (as defined in the Declaration) which are required to be paid on such Capital Securities to the extent the Issuer shall have funds available therefor, (ii) the Redemption Price to the extent the Issuer has funds available therefor, with respect to any Capital Securities called for redemption by the Issuer, (iii) the Special Redemption Price to the extent the Issuer has funds available therefor, with respect to Capital Securities redeemed upon the occurrence of a Special Event, and (iv) upon a voluntary or involuntary liquidation, dissolution, winding-up or termination of the Issuer (other than in connection with the distribution of Debentures to the Holders of the Capital Securities in exchange therefor as provided in the Declaration), the lesser of (a) the aggregate of the liquidation amount and all accrued and unpaid Distributions on the Capital Securities to the date of payment, to the extent the Issuer shall have funds available therefor, and (b) the amount of assets of the Issuer remaining available for distribution to Holders in liquidation of the Issuer (in either case, the "Liquidation Distribution").

     "Guarantee  Trustee"  means  Wilmington  Trust  Company,  until a Successor
      ------------------
Guarantee Trustee has been appointed and has accepted such appointment pursuant to the terms of this Guarantee and thereafter means each such Successor Guarantee Trustee.

     "Guarantor" means First Banks, Inc. and each of its successors and assigns.
      ---------

     "Holder"  means any holder,  as  registered on the books and records of the
      ------
Issuer,  of any Capital  Securities;  provided,  however,  that, in  determining
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

     "Indenture"  means the  Indenture  dated as of the date hereof  between the
      ---------
Guarantor and Wilmington Trust Company, not in its individual capacity but solely as trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued to the institutional trustee of the Issuer.

     "Issuer"  has the  meaning  set  forth  in the  opening  paragraph  to this
      ------
Guarantee.

     "Liquidation  Distribution"  has the meaning set forth in the definition of
      -------------------------
"Guarantee Payments" herein.

     "Majority in liquidation amount of the Capital  Securities" means Holder(s)
      ---------------------------------------------------------
of outstanding Capital Securities, voting together as a class, but separately from the holders of Common Securities, of more than 50% of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all Capital Securities then outstanding.

     "Obligations"  means any costs,  expenses or liabilities (but not including
      -----------
liabilities related to taxes) of the Issuer other than obligations of the Issuer to pay to holders of any Trust Securities the amounts due such holders pursuant to the terms of the Trust Securities.

     "Officer's  Certificate"  means,  with respect to any Person, a certificate
      ----------------------
signed by one Authorized Officer of such Person. Any Officer's Certificate delivered with respect to compliance with a condition or covenant provided for in this Guarantee shall include:

          (a) a statement that the officer signing the Officer's Certificate has read the covenant or condition and the definitions relating thereto;

          (b) a brief  statement of the nature and scope of the  examination  or
     investigation   undertaken  by  the  officer  in  rendering  the  Officer's
     Certificate;

          (c) a statement that the officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

          (d) a statement as to whether, in the opinion of the officer, such condition or covenant has been complied with.

     "Person"  means a legal  person,  including  any  individual,  corporation,
      ------
estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

     "Redemption Price" has the meaning set forth in the Indenture.
      ----------------

     "Responsible  Officer" means,  with respect to the Guarantee  Trustee,  any
      --------------------
officer within the Corporate Trust Office of the Guarantee Trustee including any Vice President, Assistant Vice President, Secretary, Assistant Secretary or any other officer of the Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

     "Special Event" has the meaning set forth in the Indenture.
      -------------

     "Special Redemption Price" has the meaning set forth in the Indenture.
      ------------------------

     "Successor   Guarantee   Trustee"  means  a  successor   Guarantee  Trustee
      -------------------------------
possessing the qualifications to act as Guarantee Trustee under Section 3.1.

     "Trust Securities" means the Common Securities and the Capital  Securities.
      ----------------

                                   ARTICLE II

                          POWERS, DUTIES AND RIGHTS OF
                                GUARANTEE TRUSTEE

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

     (c) The Guarantee Trustee, before the occurrence of any Event of Default and after curing all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Guarantee, and no implied covenants shall be read into this Guarantee against the Guarantee Trustee. In case an Event of Default has occurred (that has not been waived pursuant to Section 2.4) and is actually known to a Responsible Officer of the Guarantee Trustee, the Guarantee Trustee shall exercise such of the rights and powers vested in it by this Guarantee, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

     (d) No provision of this Guarantee shall be construed to relieve the Guarantee Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

         (i) prior to the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

               (A) the duties and obligations of the Guarantee Trustee shall be determined solely by the express provisions of this Guarantee, and the Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Guarantee, and no implied covenants or obligations shall be read into this Guarantee against the Guarantee Trustee; and

               (B) in the absence of bad faith on the part of the Guarantee Trustee, the Guarantee Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Guarantee Trustee and conforming to the requirements of this Guarantee; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Guarantee Trustee, the Guarantee Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Guarantee;

         (ii) the Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer of the Guarantee Trustee, unless it shall be proved that such Responsible Officer of the Guarantee Trustee or the Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

         (iii) the Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the written direction of the Holders of not less than a Majority in liquidation amount of the Capital Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee, or relating to the exercise of any trust or power conferred upon the Guarantee Trustee under this Guarantee; and

         (iv) no provision of this Guarantee shall require the Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds is not reasonably assured to it under the terms of this Guarantee or security and indemnity, reasonably satisfactory to the Guarantee Trustee, against such risk or liability is not reasonably assured to it.

     Section 2.2. Certain Rights of Guarantee Trustee.
                  -----------------------------------

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

         (iv) The Guarantee Trustee shall have no duty to see to any recording, filing or registration of any instrument (or any re-recording, refiling or re-registration thereof).

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

         (vi) The Guarantee Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Guarantee at the request or direction of any Holder, unless such Holder shall have provided to the Guarantee Trustee such security and indemnity, reasonably satisfactory to the Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses and the expenses of the Guarantee Trustee's agents, nominees or custodians) and liabilities that might be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Guarantee Trustee; provided, however, that nothing contained in this Section 2.2(a)(vi) shall relieve the Guarantee Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Guarantee.

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

         ix) Any action taken by the Guarantee Trustee or its agents hereunder shall bind the Holders of the Capital Securities, and the signature of the Guarantee Trustee or its agents alone shall be sufficient and effective to perform any such action. No third party shall be required to inquire as to the authority of the Guarantee Trustee to so act or as to its compliance with any of the terms and provisions of this Guarantee, both of which shall be conclusively evidenced by the Guarantee Trustee's or its agent's taking such action.

         (x) Whenever in the administration of this Guarantee the Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Guarantee Trustee (i) may request instructions from the Holders of a Majority in liquidation amount of the Capital Securities, (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (iii) shall be protected in conclusively relying on or acting in accordance with such instructions.

         (xi) The Guarantee Trustee shall not be liable for any action taken, suffered, or omitted to be taken by it in good faith, without negligence, and reasonably believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Guarantee.

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

     Section 2.3. Not  Responsible  for Recitals or Issuance of  Guarantee.  The
                  --------------------------------------------------------
recitals contained in this Guarantee shall be taken as the statements of the Guarantor, and the Guarantee Trustee does not assume any responsibility for their correctness. The Guarantee Trustee makes no representation as to the validity or sufficiency of this Guarantee.

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

     Section 2.5. Events of Default; Notice.
                  -------------------------

     (a) The Guarantee Trustee shall, within 90 days after the occurrence of an Event of Default, transmit by mail, first class postage prepaid, to the Holders of the Capital Securities and the Guarantor, notices of all Events of Default actually known to a Responsible Officer of the Guarantee Trustee, unless such defaults have been cured before the giving of such notice, provided, however,
                                                             --------   -------
that the Guarantee Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Guarantee Trustee in good faith determines that the withholding of such notice is in the interests of the Holders of the Capital Securities.

     (b) The Guarantee Trustee shall not be deemed to have knowledge of any Event of Default unless the Guarantee Trustee shall have received written notice from the Guarantor or a Holder of the Capital Securities (except in the case of a payment default), or a Responsible Officer of the Guarantee Trustee charged with the administration of this Guarantee shall have obtained actual knowledge thereof.

                                  ARTICLE III

                                GUARANTEE TRUSTEE

     Section 3.1. Guarantee Trustee; Eligibility.
                  ------------------------------

     (a) There shall at all times be a Guarantee Trustee which shall:

         (i)     not be an Affiliate of the Guarantor, and

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

     (b) If at any time the Guarantee Trustee shall cease to be eligible to so act under Section 3.1(a), the Guarantee Trustee shall immediately resign in the manner and with the effect set out in Section 3.2(c).

     (c) If the Guarantee Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Guarantee Trustee shall either eliminate such interest or resign to the extent and in the manner provided by, and subject to this Guarantee.

     Section 3.2. Appointment, Removal and Resignation of Guarantee Trustee.
                  ---------------------------------------------------------

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

                                   ARTICLE IV

                                    GUARANTEE

     Section 4.1. Guarantee.
                  ---------

     (a) The Guarantor irrevocably and unconditionally agrees to pay in full to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by the Issuer), as and when due, regardless of any defense (except the defense of payment by the Issuer), right of set-off or counterclaim that the Issuer may have or assert. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Issuer to pay such amounts to the Holders.

     (b) The Guarantor hereby also agrees to assume any and all Obligations of the Issuer and in the event any such Obligation is not so assumed, subject to the terms and conditions hereof, the Guarantor hereby irrevocably and unconditionally guarantees to each Beneficiary the full payment, when and as due, of any and all Obligations to such Beneficiaries. This Guarantee is intended to be for the benefit of, and to be enforceable by, all such Beneficiaries, whether or not such Beneficiaries have received notice hereof.

     Section  4.2.  Waiver of Notice and Demand.  The  Guarantor  hereby  waives
                    ---------------------------
notice of acceptance of this Guarantee and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Issuer or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

     Section  4.3.  Obligations  Not  Affected.   The  obligations,   covenants,
                    --------------------------
agreements and duties of the Guarantor under this Guarantee shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

     (a) the release or waiver, by operation of law or otherwise, of the performance or observance by the Issuer of any express or implied agreement, covenant, term or condition relating to the Capital Securities to be performed or observed by the Issuer;

     (b) the extension of time for the payment by the Issuer of all or any portion of the Distributions, Redemption Price, Special Redemption Price, Liquidation Distribution or any other sums payable under the terms of the Capital Securities or the extension of time for the performance of any other obligation under, arising out of or in connection with, the Capital Securities (other than an extension of time for payment of Distributions, Redemption Price, Special Redemption Price, Liquidation Distribution or other sum payable that results from the extension of any interest payment period on the Debentures or any extension of the maturity date of the Debentures permitted by the Indenture);

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

     Section 4.4. Rights of Holders.
                  -----------------

     (a) The Holders of a Majority in liquidation amount of the Capital Securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee in respect of this Guarantee or to direct the exercise of any trust or power conferred upon the Guarantee Trustee under this Guarantee; provided, however, that (subject to
                                           --------   -------
Section 2.1) the Guarantee Trustee shall have the right to decline to follow any such direction if the Guarantee Trustee being advised by counsel determines that the action or proceeding so directed may not lawfully be taken or if the Guarantee Trustee in good faith by its board of directors or trustees, executive committees or a trust committee of directors or trustees and/or Responsible
Officers shall determine that the action or proceedings so directed would involve the Guarantee Trustee in personal liability.

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

     Section 4.5.  Guarantee of Payment.  This Guarantee  creates a guarantee of
                   --------------------
payment and not of collection.

     Section 4.6. Subrogation. The Guarantor shall be subrogated to all (if any)
                  -----------
rights of the Holders of Capital Securities against the Issuer in respect of any amounts paid to such Holders by the Guarantor under this Guarantee; provided,
                                                                       --------
however,  that the  Guarantor  shall  not  (except  to the  extent  required  by
-------
mandatory provisions of law) be entitled to enforce or exercise any right that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee, if, after giving effect to any such payment, any amounts are due and unpaid under this Guarantee. If any amount shall be paid to the Guarantor in violation of the preceding sentence, the Guarantor agrees to hold such amount in trust for the Holders and to pay over such amount to the Holders.

     Section 4.7. Independent  Obligations.  The Guarantor acknowledges that its
                  ------------------------
obligations hereunder are independent of the obligations of the Issuer with respect to the Capital Securities and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this Guarantee notwithstanding the occurrence of any event referred to in subsections (a) through (g), inclusive, of Section 4.3 hereof.

     Section 4.8.  Enforcement by a Beneficiary.  A Beneficiary  may enforce the
                   ----------------------------
obligations of the Guarantor contained in Section 4.1(b) directly against the Guarantor and the Guarantor waives any right or remedy to require that any action be brought against the Issuer or any other person or entity before proceeding against the Guarantor. The Guarantor shall be subrogated to all rights (if any) of any Beneficiary against the Issuer in respect of any amounts paid to the Beneficiaries by the Guarantor under this Guarantee; provided,
                                                                       --------
however,  that the  Guarantor  shall  not  (except  to the  extent  required  by
-------
mandatory provisions of law) be entitled to enforce or exercise any rights that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee, if at the time of any such payment, and after giving effect to such payment, any amounts are due and unpaid under this Guarantee.

                                   ARTICLE V

                    LIMITATION OF TRANSACTIONS; SUBORDINATION

     Section 5.1. Limitation of Transactions.  So long as any Capital Securities
                  --------------------------
remain outstanding, if (a) there shall have occurred and be continuing an Event of Default or a Declaration Event of Default or (b) the Guarantor shall have selected an Extension Period as provided in the Declaration and such period, or any extension thereof, shall have commenced and be continuing, then the Guarantor shall not and shall not permit any Affiliate to (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Guarantor's or such Affiliate's capital stock (other than payments of dividends or distributions to the Guarantor) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Guarantor or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (i) repurchases, redemptions or other acquisitions of shares of capital stock of the Guarantor in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Guarantor (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the occurrence of the Event of Default, Declaration Event of Default or Extension Period, as applicable, (ii) as a result of any exchange or conversion of any class or series of the Guarantor's capital stock (or any capital stock of a subsidiary of the Guarantor) for any class or series of the Guarantor's capital stock or of any class or series of the Guarantor's indebtedness for any class or series of the Guarantor's capital stock, (iii) the purchase of fractional interests in shares of the Guarantor's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (iv) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (v) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or (vi) payments under this Guarantee).

     Section  5.2.   Ranking.   This  Guarantee  will  constitute  an  unsecured
                     -------
obligation of the Guarantor and will rank subordinate and junior in right of payment to all present and future Senior Indebtedness (as defined in the Indenture) of the Guarantor. By their acceptance thereof, each Holder of Capital Securities agrees to the foregoing provisions of this Guarantee and the other terms set forth herein.

     The right of the Guarantor to participate in any distribution of assets of any of its subsidiaries upon any such subsidiary's liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent the Guarantor may itself be recognized as a creditor of that subsidiary. Accordingly, the Guarantor's obligations under this Guarantee will be effectively subordinated to all existing and future liabilities of the Guarantor's subsidiaries, and claimants should look only to the assets of the

Guarantor for payments hereunder. This Guarantee does not limit the incurrence or issuance of other secured or unsecured debt of the Guarantor, including Senior Indebtedness of the Guarantor, under any indenture that the Guarantor may enter into in the future or otherwise.

                                   ARTICLE VI

                                   TERMINATION

     Section 6.1. Termination.  This Guarantee shall terminate as to the Capital
                  -----------
Securities (i) upon full payment of the Redemption Price or Special Redemption Price of all Capital Securities then outstanding, (ii) upon the distribution of all of the Debentures to the Holders of all of the Capital Securities or (iii) upon full payment of the amounts payable in accordance with the Declaration upon dissolution of the Issuer. This Guarantee will continue to be effective or will be reinstated, as the case may be, if at any time any Holder of Capital Securities must restore payment of any sums paid under the Capital Securities or under this Guarantee.

                                  ARTICLE VII

                                 INDEMNIFICATION

     Section 7.1. Exculpation.
                  -----------

     (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Guarantor or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith in accordance with this Guarantee and in a manner that such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Guarantee or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

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

     Section 7.2. Indemnification.
                  ---------------

     (a) The Guarantor agrees to indemnify each Indemnified Person for, and to hold each Indemnified Person harmless against, any and all loss, liability, damage, claim or expense incurred without negligence or willful misconduct on the part of the Indemnified Person, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including, but not limited to, the costs and expenses (including reasonable legal fees and expenses) of the Indemnified Person defending itself against, or investigating, any claim or liability in connection with the exercise or performance of any of the Indemnified Person's powers or duties hereunder. The obligation to indemnify as set forth in this Section 7.2 shall survive the resignation or removal of the Guarantee Trustee and the termination of this Guarantee.

     (b) Promptly after receipt by an Indemnified Person under this Section 7.2 of notice of the commencement of any action, such Indemnified Person will, if a claim in respect thereof is to be made against the Guarantor under this Section 7.2, notify the Guarantor in writing of the commencement thereof; but the failure so to notify the Guarantor (i) will not relieve the Guarantor from liability under paragraph (a) above unless and to the extent that the Guarantor did not otherwise learn of such action and such failure results in the forfeiture by the Guarantor of substantial rights and defenses and (ii) will not, in any event, relieve the Guarantor from any obligations to any Indemnified Person other than the indemnification obligation provided in paragraph (a)
above. The Guarantor shall be entitled to appoint counsel of the Guarantor's choice at the Guarantor's expense to represent the Indemnified Person in any action for which indemnification is sought (in which case the Guarantor shall not thereafter be responsible for the fees and expenses of any separate counsel retained by the Indemnified Person or Persons except as set forth below); provided, however, that such counsel shall be reasonably satisfactory to the
--------   -------

Indemnified Person. Notwithstanding the Guarantor's election to appoint counsel to represent the Guarantor in an action, the Indemnified Person shall have the right to employ separate counsel (including local counsel), and the Guarantor shall bear the reasonable fees, costs and expenses of such separate counsel if
(i) the use of counsel chosen by the Guarantor to represent the Indemnified Person would present such counsel with a conflict of interest, (ii) the actual or potential defendants in, or targets of, any such action include both the Indemnified Person and the Guarantor and the Indemnified Person shall have reasonably concluded that there may be legal defenses available to it and/or other Indemnified Person(s) which are different from or additional to those available to the Guarantor, (iii) the Guarantor shall not have employed counsel satisfactory to the Indemnified Person to represent the Indemnified Person within a reasonable time after notice of the institution of such action or (iv) the Guarantor shall authorize the Indemnified Person to employ separate counsel at the expense of the Guarantor. The Guarantor will not, without the prior written consent of the Indemnified Persons, settle or compromise or consent to the entry of any judgment with respect to any pending or threatened claim, action, suit or proceeding in respect of which indemnification or contribution may be sought hereunder (whether or not the Indemnified Persons are actual or potential parties to such claim or action) unless such settlement, compromise or consent includes an unconditional release of each Indemnified Person from all liability arising out of such claim, action, suit or proceeding.

     Section 7.3. Compensation; Reimbursement of Expenses. The Guarantor agrees:
                  ---------------------------------------

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

     For purposes of clarification, this Section 7.3 does not contemplate the payment by the Guarantor of acceptance or annual administration fees owing to the Guarantee Trustee for services to be provided by the Guarantee Trustee under this Guarantee or the fees and expenses of the Guarantee Trustee's counsel in connection with the closing of the transactions contemplated by this Guarantee. The provisions of this Section 7.3 shall survive the resignation or removal of the Guarantee Trustee and the termination of this Guarantee.

                                  ARTICLE VIII

                                  MISCELLANEOUS

     Section  8.1.  Successors  and  Assigns.   All  guarantees  and  agreements
                    ------------------------
contained in this Guarantee shall bind the successors, assigns, receivers, trustees and representatives of the Guarantor and shall inure to the benefit of the Holders of the Capital Securities then outstanding. Except in connection with any merger or consolidation of the Guarantor with or into another entity or any sale, transfer or lease of the Guarantor's assets to another entity, in each case, to the extent permitted under the Indenture, the Guarantor may not assign its rights or delegate its obligations under this Guarantee without the prior approval of the Holders of at least a Majority in liquidation amount of the Capital Securities.

     Section  8.2.  Amendments.  Except with  respect to any changes that do not
                    ----------
adversely affect the rights of Holders of the Capital Securities in any material respect (in which case no consent of Holders will be required), this Guarantee may be amended only with the prior approval of the Holders of not less than a Majority in liquidation amount of the Capital Securities. The provisions of the Declaration with respect to amendments thereof apply to the giving of such approval.

     Section 8.3.  Notices.  All notices provided for in this Guarantee shall be
                   -------
in writing, duly signed by the party giving such notice, and shall be delivered, telecopied or mailed by first class mail, as follows:

     (a) If given to the Guarantee Trustee, at the Guarantee Trustee's mailing address set forth below (or such other address as the Guarantee Trustee may give notice of to the Holders of the Capital Securities and the Guarantor):

         Wilmington Trust Company
         Rodney Square North
         1100 North Market Street
         Wilmington, Delaware  19890-1600
         Attention:  Corporate Trust Administration
         Telecopy:  302-636-4140

     (b) If given to the Guarantor, at the Guarantor's mailing address set forth below (or such other address as the Guarantor may give notice of to the Holders of the Capital Securities and to the Guarantee Trustee):

         First Banks, Inc.
         600 James S. McDonnell Blvd.
         Hazelwood, Missouri 63042
         Attention:  Lisa K. Vansickle
         Telecopy:  314-592-6621

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

     Section  8.4.  Benefit.  This  Guarantee  is solely for the  benefit of the
                    -------
Beneficiaries and, subject to Section 2.1(a), is not separately transferable from the Capital Securities.

     Section  8.5.  Governing  Law.  THIS  GUARANTEE  SHALL BE GOVERNED  BY, AND
                    --------------
CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES THEREOF (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW).

     Section 8.6.  Counterparts.  This  Guarantee may be executed in one or more
                   ------------
counterparts, each of which shall be an original, but all of which taken together shall constitute one and the same instrument.

     Section 8.7 Separability.  In case one or more of the provisions  contained
                 ------------
in this Guarantee shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Guarantee, but this Guarantee shall be construed as if such invalid or illegal or unenforceable provision had never been contained herein.



                     Signatures appear on the following page

     THIS GUARANTEE is executed as of the day and year first above written.



                                  FIRST BANK, INC., Guarantor

                                  By: /s/    Allen H. Blake
                                     -------------------------------------------
                                     Name:   Allen H. Blake
                                     Title:  President and
                                             Chief Executive Officer



                                  WILMINGTON TRUST COMPANY, as Guarantee Trustee

                                  By: /s/    Christopher J. Monigle
                                     -------------------------------------------
                                     Name:   Christopher J. Monigle
                                     Title:  Assistant Vice President

                                                                    Exhibit 4.29
                                FIRST BANK, INC.

                            20,000 Capital Securities


                        Floating Rate Capital Securities
               (Liquidation Amount $1,000.00 per Capital Security)


                               PLACEMENT AGREEMENT

                              --------------------

                                                              September 10, 2004


FTN Financial Capital Markets
845 Crossover Lane, Suite 150
Memphis, Tennessee  38117

Keefe, Bruyette & Woods, Inc.
787 7th Avenue
4th Floor
New York, New York  10019

Ladies and Gentlemen:

         First Banks, Inc., a Missouri corporation (the "Company"), and its financing subsidiary, First Bank Statutory Trust II, a Delaware statutory trust (the "Trust," and hereinafter together with the Company, the "Offerors"), hereby confirm their agreement (this "Agreement") with you as placement agents (the "Placement Agents"), as follows:

Section  1.    Issuance and Sale of Securities.
               -------------------------------

         1.1.  Introduction.  The  Offerors  propose  to  issue  and sell at the
               ------------
Closing (as defined in Section 2.3.1 hereof) 20,000 of the Trust's Floating Rate Capital Securities, with a liquidation amount of $1,000.00 per capital security (the "Capital Securities"), to First Tennessee Bank National Association, a national banking association organized under the laws of the United States of America and Preferred Term Securities XV, Ltd., a company with limited liability established under the laws of the Cayman Islands (the "Purchasers") pursuant to the terms of Subscription Agreements entered into, or to be entered into on or prior to the Closing Date (as defined in Section 2.3.1 hereof), between the Offerors and the Purchasers (the "Subscription Agreements"), the forms of which are attached hereto as Exhibit A-1 and Exhibit A-2 and incorporated herein by
                        -----------     -----------
this reference.

         1.2.  Operative  Agreements.  The Capital Securities shall be fully and
               ---------------------
unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment (the "Guarantee") pursuant and subject to the Guarantee Agreement (the "Guarantee Agreement"), to be dated as of the Closing Date and executed and delivered by the Company and Wilmington Trust Company ("WTC"), as trustee (the "Guarantee Trustee"), for the benefit from time to time of the holders of the Capital Securities. The entire proceeds from the sale by the Trust to the holders of the Capital Securities shall be combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the "Common Securities"), and shall be used by the Trust to purchase $20,619,000.00 in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Capital Securities and the Common Securities for the Trust shall be issued pursuant to an Amended and Restated Declaration of Trust among WTC, as Delaware trustee (the "Delaware Trustee"), WTC, as institutional trustee (the "Institutional Trustee"), the Administrators named therein, and the Company, to be dated as of the Closing Date and in substantially the form heretofore delivered to the Placement Agents (the "Trust Agreement"). The Debentures shall be issued pursuant to an Indenture (the "Indenture"), to be dated as of the Closing Date, between the Company and WTC, as indenture trustee (the "Indenture Trustee"). The documents identified in this Section 1.2 and in Section 1.1 are referred to herein as the "Operative Documents."

         1.3.  Rights of Purchasers. The Capital Securities shall be offered and
               --------------------
sold by the Trust directly to the Purchasers without registration of any of the Capital Securities, the Debentures or the Guarantee under the Securities Act of 1933, as amended (the "Securities Act"), or any other applicable securities laws in reliance upon exemptions from the registration requirements of the Securities Act and other applicable securities laws. The Offerors agree that this Agreement shall be incorporated by reference into the Subscription Agreements and the Purchasers shall be entitled to each of the benefits of the Placement Agents and the Purchasers under this Agreement and shall be entitled to enforce obligations of the Offerors under this Agreement as fully as if the Purchasers were parties to this Agreement. The Offerors and the Placement Agents have entered into this Agreement to set forth their understanding as to their relationship and their respective rights, duties and obligations.

         1.4.  Legends.  Upon original issuance thereof,  and until such time as
               -------
the same is no longer required under the applicable requirements of the Securities Act, the Capital Securities and Debentures certificates shall each contain a legend as required pursuant to any of the Operative Documents.

Section 2.     Purchase of Capital Securities.
               ------------------------------

         2.1.  Exclusive Rights;  Purchase Price. From the date hereof until the
               ---------------------------------
Closing Date (which date may be extended by mutual agreement of the Offerors and the Placement Agents), the Offerors hereby grant to the Placement Agents the exclusive right to arrange for the sale of the Capital Securities to the Purchasers at a purchase price of $1,000.00 per Capital Security.

         2.2.  Subscription  Agreements.  The Offerors  hereby agree to evidence
               ------------------------
their acceptance of the subscription by countersigning a copy of each of the Subscription Agreements and returning the same to the Placement Agents.

         2.3.  Closing and Delivery of Payment.
               -------------------------------

               2.3.1. Closing; Closing Date.  The   sale  and  purchase  of  the
                      ---------------------
Capital Securities by the Offerors to the Purchasers shall take place at a closing (the "Closing") at the offices of Lewis, Rice & Fingersh, L.C., at 10:00 a.m. (St. Louis time) on September 20, 2004, or such other business day as may be agreed upon by the Offerors and the Placement Agents (the "Closing Date"); provided, however, that in no event shall the Closing Date occur later than
--------   -------
September 30, 2004 unless consented to by the Purchasers. Payment by the Purchasers shall be payable in the manner set forth in the Subscription Agreements and shall be made prior to or on the Closing Date.

               2.3.2. Delivery.  The  certificates  for  the  Capital Securities
                      --------
shall be in definitive form, each registered in the name of the applicable Purchaser, or Purchaser designee, and in the aggregate amount of the Capital Securities purchased by the Purchaser.

               2.3.3. Transfer Agent.   The    Offerors    shall   deposit   the
                      --------------
certificates representing the Capital Securities with the Institutional Trustee or other appropriate party prior to the Closing Date.

         2.4.  Costs and Expenses. Whether  or  not this Agreement is terminated
               ------------------
or the sale of the Capital Securities is consummated, the Company hereby covenants and agrees that it shall pay or cause to be paid (directly or by reimbursement) all reasonable costs and expenses incident to the performance of the obligations of the Offerors under this Agreement, including all fees, expenses and disbursements of counsel and accountants for the Offerors; all reasonable expenses incurred by the Offerors incident to the preparation, execution and delivery of the Trust Agreement, the Indenture, and the Guarantee; and all other reasonable costs and expenses incident to the performance of the obligations of the Company hereunder and under the Trust Agreement.

         2.5.  Failure  to  Close.  If  any  of the  conditions  to the  Closing
               ------------------
specified in this Agreement shall not have been fulfilled to the satisfaction of the Placement Agents or if the Closing shall not have occurred on or before 10:00 a.m. (St. Louis time) on September 30, 2004, then each party hereto, notwithstanding anything to the contrary in this Agreement, shall be relieved of all further obligations under this Agreement without thereby waiving any rights it may have by reason of such nonfulfillment or failure; provided, however, that
                                                         --------  -------
the obligations of the parties under Sections 2.4, 7.5 and 9 shall not be so relieved and shall continue in full force and effect.

Section  3.    Closing  Conditions.  The  obligations  of the Purchasers and the
               -------------------
Placement Agents on the Closing Date shall be subject to the accuracy, at and as of the Closing Date, of the representations and warranties of the Offerors contained in this Agreement, to the accuracy, at and as of the Closing Date, of the statements of the Offerors made in any certificates pursuant to this Agreement, to the performance by the Offerors of their respective obligations under this Agreement, to compliance, at and as of the Closing Date, by the Offerors with their respective agreements herein contained, and to the following further conditions:

         3.1.  Opinions of Counsel.  On the Closing Date,  the Placement  Agents
               -------------------
shall have received the following favorable opinions, each dated as of the Closing Date: (a) from Stinson Morrison Hecker LLP, counsel for the Offerors and addressed to the Purchasers and the Placement Agents in substantially the form set forth on Exhibit B-1 attached hereto and incorporated herein by this
               ------------
reference, (b) from Richards, Layton & Finger, P.A., special Delaware counsel to the Offerors and addressed to the Purchasers, the Placement Agents and the Offerors, in substantially the form set forth on Exhibit B-2 attached hereto and
                                                 -----------
incorporated herein by this reference and (c) from Lewis, Rice & Fingersh, L.C., special tax counsel to the Offerors, and addressed to the Placement Agents and the Offerors, in substantially the form set forth on Exhibit B-3 attached hereto
                                                     -----------
and incorporated herein by this reference, subject to the receipt by Lewis, Rice & Fingersh, L.C. of a representation letter from the Company in the form set forth in Exhibit B-3 completed in a manner reasonably satisfactory to Lewis,
         -----------
Rice & Fingersh, L.C. (collectively, the "Offerors' Counsel Opinions"). In rendering the Offerors' Counsel Opinions, counsel to the Offerors may rely as to factual matters upon certificates or other documents furnished by officers, directors and trustees of the Offerors (copies of which shall be delivered to the Placement Agents and the Purchasers) and by government officials, and upon such other documents as counsel to the Offerors may, in their reasonable opinion, deem appropriate as a basis for the Offerors' Counsel Opinions. Counsel to the Offerors may specify the jurisdictions in which they are admitted to practice and that they are not admitted to practice in any other jurisdiction and are not experts in the law of any other jurisdiction. If the Offerors' counsel is not admitted to practice in the State of New York, the opinion of Offerors' counsel may assume, for purposes of the opinion, that the laws of the State of New York are substantively identical, in all respects material to the opinion, to the internal laws of the state in which such counsel is admitted to practice. Such Offerors' Counsel Opinions shall not state that they are to be governed or qualified by, or that they are otherwise subject to, any treatise, written policy or other document relating to legal opinions, including, without limitation, the Legal Opinion Accord of the ABA Section of Business Law (1991).

         3.2.  Officer's Certificate.  At  the  Closing Date, the Purchasers and
               ---------------------
the Placement Agents shall have received certificates from an authorized officer of the Company, dated as of the Closing Date, stating that (i) the representations and warranties of the Offerors set forth in Section 5 hereof are true and correct as of the Closing Date and that the Offerors have complied with all agreements and satisfied all conditions on their part to be performed or satisfied at or prior to the Closing Date, (ii) since the date of this Agreement the Offerors have not incurred any liability or obligation, direct or contingent, or entered into any material transactions, other than in the ordinary course of business, which is material to the Offerors, and (iii) covering such other matters as the Placement Agents may reasonably request.

         3.3.  Administrator's  Certificate. At the Closing Date, the Purchasers
               ----------------------------
and the Placement Agents shall have received a certificate of one or more Administrators of the Trust, dated as of the Closing Date, stating that the representations and warranties of the Trust set forth in Section 5 are true and correct as of the Closing Date and that the Trust has complied with all agreements and satisfied all conditions on its part to be performed or satisfied at or prior to the Closing Date.

         3.4.  Purchase  Permitted by Applicable  Laws;  Legal  Investment.  The
               -----------------------------------------------------------
purchase of and payment for the Capital Securities as described in this Agreement and pursuant to the Subscription Agreements shall (a) not be prohibited by any applicable law or governmental regulation, (b) not subject the Purchasers or the Placement Agents to any penalty or, in the reasonable judgment of the Purchasers and the Placement Agents, other onerous conditions under or pursuant to any applicable law or governmental regulation, and (c) be permitted by the laws and regulations of the jurisdictions to which the Purchasers and the Placement Agents are subject.

         3.5.  Consents  and  Permits.  The  Company  and the Trust  shall  have
               ----------------------
received all consents, permits and other authorizations, and made all such filings and declarations, as may be required from any person or entity pursuant to any law, statute, regulation or rule (federal, state, local and foreign), or pursuant to any agreement, order or decree to which the Company or the Trust is a party or to which either is subject, in connection with the transactions contemplated by this Agreement.

         3.6.  Sale of Purchaser Securities.  Preferred Term Securities XV, Ltd.
               ----------------------------
shall have sold securities issued by it in an amount such that the net proceeds of such sale shall be (i) available on the Closing Date and (ii) in an amount sufficient to purchase that portion of the Capital Securities Preferred Term Securities XV, Ltd. agrees to purchase pursuant to the Subscription Agreement to be entered into by it and all other capital or similar securities contemplated to be purchased by Preferred Term Securities XV, Ltd. in agreements similar to this Agreement and the Subscription Agreement to be entered into by it.

         3.7.  Information.  Prior to or on the Closing Date, the Offerors shall
               -----------
have furnished to the Placement Agents such further information, certificates, opinions and documents addressed to the Purchasers and the Placement Agents, which the Placement Agents may reasonably request, including, without limitation, a complete set of the Operative Documents or any other documents or certificates required by this Section 3; and all proceedings taken by the Offerors in connection with the issuance, offer and sale of the Capital Securities as herein contemplated shall be reasonably satisfactory in form and substance to the Placement Agents.

         If any condition specified in this Section 3 shall not have been fulfilled when and as required in this Agreement, or if any of the opinions or certificates mentioned above or elsewhere in this Agreement shall not be reasonably satisfactory in form and substance to the Placement Agents, this Agreement may be terminated by the Placement Agents by notice to the Offerors at any time at or prior to the Closing Date. Notice of such termination shall be given to the Offerors in writing or by telephone or facsimile confirmed in writing.

Section  4.    Conditions to the Offerors' Obligations.  The  obligations of the
               ---------------------------------------
Offerors to sell the Capital Securities to the Purchasers and consummate the transactions contemplated by this Agreement shall be subject to the accuracy, at and as of the Closing Date, of the representations and warranties of the Placement Agents contained in this Agreement and to the following further conditions:

         4.1.  Executed  Agreement.  The Offerors  shall have  received from the
               -------------------
Placement Agents an executed copy of this Agreement.

         4.2.  Fulfillment of Other Obligations. The Placement Agents shall have
               --------------------------------
fulfilled all of their other obligations and duties required to be fulfilled under this Agreement prior to or at the Closing.

Section  5.    Representations and Warranties of the Offerors.   Except  as  set
               ----------------------------------------------
forth on the Disclosure Schedule (as defined in Section 11.1) attached hereto, if any, the Offerors jointly and severally represent and warrant to the Placement Agents and the Purchasers as of the date hereof and as of the Closing Date as follows:

         5.1.  Securities Law Matters.
               ----------------------

               (a) Neither the Company nor the Trust, nor any of their "Affiliates" (as defined in Rule 501(b) of Regulation D under the Securities Act ("Regulation D")), nor any person acting on any of their behalf has, directly or indirectly, made offers or sales of any security, or solicited offers to buy any security, under circumstances that would require the registration under the Securities Act of any of the Capital Securities, the Guarantee or the Debentures (collectively, the "Securities") or any other securities to be issued, or which may be issued, by Preferred Term Securities XV, Ltd.

               (b) Neither the Company nor the Trust, nor any of their Affiliates, nor any person acting on its or their behalf has (i) other than the Placement Agents, offered for sale or solicited offers to purchase the Securities, (ii) engaged in any form of offering, general solicitation or general advertising (within the meaning of Regulation D) in connection with any offer or sale of any of the Securities, or (iii) engaged or will engage in any "directed selling efforts" within the meaning of Regulation S of the Securities Act ("Regulation S") with respect to the Securities.

               (c) The Securities satisfy the eligibility requirements of Rule 144A(d)(3) under the Securities Act.

               (d) Neither the Company nor the Trust is or, after giving effect to the offering and sale of the Capital Securities and the consummation of the transactions described in this Agreement, will be an "investment company" or an entity "controlled" by an "investment company," in each case within the meaning of Section 3(a) of the Investment Company Act of 1940, as amended (the
"Investment Company Act"), without regard to Section 3(c) of the Investment Company Act.

               (e) Neither the Company nor the Trust has paid or agreed to pay to any person or entity (other than the Placement Agents) any compensation for soliciting another to purchase any of the Securities.

         5.2.  Organization,  Standing and Qualification of the Trust. The Trust
               ------------------------------------------------------
has been duly created and is validly existing in good standing as a statutory trust under the Delaware Statutory Trust Act (the "Statutory Trust Act") with the power and authority to own property and to conduct the business it transacts and proposes to transact and to enter into and perform its obligations under the Operative Documents. The Trust is duly qualified to transact business as a foreign entity and is in good standing in each jurisdiction in which such qualification is necessary, except where the failure to so qualify or be in good standing would not have a material adverse effect on the Trust. The Trust is not a party to or otherwise bound by any agreement other than the Operative Documents. The Trust is and will, under current law, be classified for federal income tax purposes as a grantor trust and not as an association taxable as a corporation.

         5.3.  Trust Agreement.  The Trust Agreement has been duly authorized by
               ---------------
the Company and, on the Closing Date, will have been duly executed and delivered by the Company and the Administrators of the Trust, and, assuming due authorization, execution and delivery by the Delaware Trustee and the Institutional Trustee, will be a valid and binding obligation of the Company and such Administrators, enforceable against them in accordance with its terms, subject to (a) applicable bankruptcy, insolvency, moratorium, receivership, reorganization, liquidation and other laws relating to or affecting creditors' rights generally, and (b) general principles of equity (regardless of whether considered and applied in a proceeding in equity or at law) ("Bankruptcy and Equity"). Each of the Administrators of the Trust is an employee or a director of the Company or of a financial institution subsidiary of the Company and has been duly authorized by the Company to execute and deliver the Trust Agreement.

         5.4.  Guarantee Agreement and the Indenture.  Each of the Guarantee and
               -------------------------------------
the Indenture has been duly authorized by the Company and, on the Closing Date, will have been duly executed and delivered by the Company, and, assuming due authorization, execution and delivery by the Guarantee Trustee, in the case of the Guarantee, and by the Indenture Trustee, in the case of the Indenture, will be a valid and binding obligation of the Company enforceable against it in accordance with its terms, subject to Bankruptcy and Equity.

         5.5.  Capital Securities and Common Securities.  The Capital Securities
               ----------------------------------------
and the Common Securities have been duly authorized by the Trust Agreement and, when issued and delivered against payment therefor on the Closing Date to the Purchasers, in the case of the Capital Securities, and to the Company, in the case of the Common Securities, will be validly issued and represent undivided beneficial interests in the assets of the Trust. None of the Capital Securities or the Common Securities is subject to preemptive or other similar rights. On the Closing Date, all of the issued and outstanding Common Securities will be directly owned by the Company free and clear of any pledge, security interest, claim, lien or other encumbrance.

         5.6.  Debentures.  The  Debentures  have  been duly  authorized  by the
               ----------
Company and, at the Closing Date, will have been duly executed and delivered to the Indenture Trustee for authentication in accordance with the Indenture, and, when authenticated in the manner provided for in the Indenture and delivered against payment therefor by the Trust, will constitute valid and binding obligations of the Company entitled to the benefits of the Indenture enforceable against the Company in accordance with their terms, subject to Bankruptcy and Equity.

         5.7.  Power and  Authority.  This  Agreement has been duly  authorized,
               --------------------
executed and delivered by the Company and the Trust and constitutes the valid and binding obligation of the Company and the Trust, enforceable against the Company and the Trust in accordance with its terms, subject to Bankruptcy and Equity.

         5.8.  No Defaults. The Trust is not in violation of the Trust Agreement
               -----------
or, to the knowledge of the Administrators, any provision of the Statutory Trust Act. The execution, delivery and performance by the Company or the Trust of this Agreement or the Operative Documents to which it is a party, and the consummation of the transactions contemplated herein or therein and the use of the proceeds therefrom, will not conflict with or constitute a breach of, or a default under, or result in the creation or imposition of any lien, charge or other encumbrance upon any property or assets of the Trust, the Company or any of the Company's Subsidiaries (as defined in Section 5.11 hereof) pursuant to any contract, indenture, mortgage, loan agreement, note, lease or other instrument to which the Trust, the Company or any of its Subsidiaries is a party or by which it or any of them may be bound, or to which any of the property or assets of any of them is subject, except for a conflict, breach, default, lien, charge or encumbrance which could not, singly or in the aggregate, reasonably be expected to have a Material Adverse Effect nor will such action result in any violation of the Trust Agreement or the Statutory Trust Act or require the consent, approval, authorization or order of any court or governmental agency or body. As used herein, the term "Material Adverse Effect" means any one or more effects that individually or in the aggregate are material and adverse to the Offerors' ability to consummate the transactions contemplated herein or in the Operative Documents or any one or more effects that individually or in the aggregate are material and adverse to the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Company and its Subsidiaries taken as whole, whether or not occurring in the ordinary course of business.

         5.9.  Organization,  Standing and  Qualification  of the  Company.  The
               -----------------------------------------------------------
Company has been duly incorporated and is validly existing as a corporation in good standing under the laws of Missouri, with all requisite corporate power and authority to own its properties and conduct the business it transacts and proposes to transact, and is duly qualified to transact business and is in good standing as a foreign corporation in each jurisdiction where the nature of its activities requires such qualification, except where the failure of the Company to be so qualified would not, singly or in the aggregate, have a Material Adverse Effect.

         5.10. Subsidiaries of the Company.  Each  of the Company's  significant
               ---------------------------
subsidiaries (as defined in Section 1-02(w) of Regulation S-X to the Securities Act (the "Significant Subsidiaries")) is listed in Exhibit C attached hereto and
                                                   ---------
incorporated herein by this reference. Each Significant Subsidiary has been duly organized and is validly existing and in good standing under the laws of the jurisdiction in which it is chartered or organized, with all requisite power and authority to own its properties and conduct the business it transacts and proposes to transact, and is duly qualified to transact business and is in good standing as a foreign entity in each jurisdiction where the nature of its activities requires such qualification, except where the failure of any such Significant Subsidiary to be so qualified would not, singly or in the aggregate, have a Material Adverse Effect. All of the issued and outstanding shares of capital stock of the Significant Subsidiaries (a) have been duly authorized and are validly issued, (b) are fully paid and nonassessable, and (c) are wholly owned, directly or indirectly, by the Company free and clear of any security interest, mortgage, pledge, lien, encumbrance, restriction upon voting or transfer, preemptive rights, claim, equity or other defect.

         5.11. Permits.  The Company and each of its subsidiaries (as defined in
               -------
Section 1-02(x) of Regulation S-X to the Securities Act) (the "Subsidiaries") have all requisite power and authority, and all necessary authorizations, approvals, orders, licenses, certificates and permits of and from regulatory or governmental officials, bodies and tribunals, to own or lease their respective properties and to conduct their respective businesses as now being conducted, except such authorizations, approvals, orders, licenses, certificates and permits which, if not obtained and maintained, would not, singly or in the aggregate, have a Material Adverse Effect, and neither the Company nor any of its Subsidiaries has received any notice of proceedings relating to the revocation or modification of any such authorizations, approvals, orders, licenses, certificates or permits which, singly or in the aggregate, if the failure to be so licensed or approved is the subject of an unfavorable decision, ruling or finding, would, singly or in the aggregate, have a Material Adverse Effect; and the Company and its Subsidiaries are in compliance with all applicable laws, rules, regulations and orders and consents, the violation of which would, singly or in the aggregate, have a Material Adverse Effect.

         5.12. Conflicts,  Authorizations and Approvals. Neither the Company nor
               ----------------------------------------
any of its Subsidiaries is in violation of its respective articles or certificate of incorporation, charter or by-laws or similar organizational documents or in default in the performance or observance of any obligation, agreement, covenant or condition contained in any contract, indenture, mortgage, loan agreement, note, lease or other agreement or instrument to which either the Company or any of its Subsidiaries is a party, or by which it or any of them may be bound or to which any of the property or assets of the Company or any of its Subsidiaries is subject, the effect of which violation or default in performance or observance would have, singly or in the aggregate, a Material Adverse Effect.

         5.13. Holding Company  Registration and Deposit Insurance.  The Company
               ---------------------------------------------------
is duly registered (i) as a bank holding company or financial holding company under the Bank Holding Company Act of 1956, as amended, and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") or
(ii) as a savings and loan holding company under the Home Owners' Loan Act of 1933, as amended, and the regulations of the Office of Thrift Supervision (the "OTS"), and the deposit accounts of the Company's Subsidiary depository institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") to the fullest extent permitted by law and the rules and regulations of the FDIC, and no proceedings for the termination of such insurance are pending or threatened.

         5.14. Financial Statements.
               --------------------

               (a) The consolidated balance sheets of the Company and all of its Subsidiaries as of December 31, 2003 and December 31, 2002 and related consolidated income statements and statements of changes in shareholders' equity for the 3 years ended December 31, 2003 together with the notes thereto, and the consolidated balance sheets of the Company and all of its Subsidiaries as of June 30, 2004 and the related consolidated income statements and statements of changes in shareholders' equity for the 6 months then ended, copies of each of which have been provided to the Placement Agents (together, the "Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein) and fairly present in all material respects the financial position and the results of operations and changes in shareholders' equity of the Company and all of its Subsidiaries as of the dates and for the periods indicated (subject, in the case of interim financial statements, to normal recurring year-end adjustments, none of which shall be material). The books and records of the Company and all of its Subsidiaries have been, and are being, maintained in all material respects in accordance with generally accepted accounting principles and any other applicable legal and accounting requirements and reflect only actual transactions.

               (b) The information in the Company's most recently filed (i) FR Y-9C filed with the Federal Reserve if the Company is a bank holding company,
(ii) FR Y-9SP filed with the Federal Reserve if the Company is a small bank holding company or (iii) H-(b)11 filed with the OTS if the Company is a savings and loan holding company (the "Regulatory Report"), previously provided to the Placement Agents fairly presents in all material respects the financial position of the Company and, where applicable, all of its Subsidiaries as of the end of the period represented by such Regulatory Report.

               (c) Since the respective dates of the Financial Statements and the Regulatory Report, there has been no material adverse change or development with respect to the financial condition or earnings of the Company and all of its Subsidiaries, taken as a whole.

               (d) The accountants of the Company who certified the Financial Statements are independent public accountants of the Company and its Subsidiaries within the meaning of the Securities Act and the rules and regulations thereunder.

         5.15. Exchange Act Reporting. The reports filed with the Securities and
               ----------------------
Exchange  Commission  (the  "Commission")  by the Company  under the  Securities

Exchange Act of 1934, as amended (the "1934 Act") and the regulations thereunder at the time they were filed with the Commission complied as to form in all material respects with the requirements of the 1934 Act and such reports did not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, except to the extent superseded by a subsequent report filed by the Company with the Commission.

         5.16. Regulatory  Enforcement Matters.  Neither the Company nor any  of
               -------------------------------
its Subsidiaries is subject or is party to, or has received any notice or advice that any of them may become subject or party to, any investigation with respect to, any cease-and-desist order, agreement, consent agreement, memorandum of understanding or other regulatory enforcement action, proceeding or order with or by, or is a party to any commitment letter or similar undertaking to, or is subject to any directive by, or has been since January 1, 2001, a recipient of any supervisory letter from, or since January 1, 2001, has adopted any board resolutions at the request of, any Regulatory Agency (as defined below) that currently restricts in any material respect the conduct of their business or that in any material manner relates to their capital adequacy, their credit policies, their ability or authority to pay dividends or make distributions to their shareholders or make payments of principal or interest on their debt obligations, their management or their business (each, a "Regulatory Agreement"), nor has the Company or any of its Subsidiaries been advised since January 1, 2001, by any Regulatory Agency that it is considering issuing or requesting any such Regulatory Agreement. There is no material unresolved violation, criticism or exception by any Regulatory Agency with respect to any report or statement relating to any examinations of the Company or any of its Subsidiaries. As used herein, the term "Regulatory Agency" means any federal or state agency charged with the supervision or regulation of depository institutions, bank, financial or savings and loan holding companies, or engaged in the insurance of depository institution deposits, or any court, administrative agency or commission or other governmental agency, authority or instrumentality having supervisory or regulatory authority with respect to the Company or any of its Subsidiaries. Neither the Company nor any of the Subsidiaries is currently unable to pay dividends or make distributions to its shareholders with respect to any class of its equity securities, or prohibited from paying principal or interest on its debt obligations, due to a restriction or limitation, whether by statute, contract or otherwise, and, in the reasonable judgment of the Company's management, neither the Company nor any of the Subsidiaries will be unable in the foreseeable future to pay dividends or make distributions with respect to any class of equity securities, or be prohibited from paying principal or interest on its debt obligations, due to a restriction or limitation, whether by statute, contract or otherwise.

         5.17. No Material  Change.  Since December 31, 2003,  there has been no
               -------------------
material adverse change or development with respect to the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Company or its Subsidiaries on a consolidated basis, whether or not arising in the ordinary course of business.

         5.18. No  Undisclosed  Liabilities.  Neither the Company nor any of its
               ----------------------------
Subsidiaries has any material liability, whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due, including any liability for taxes (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit, proceeding, hearing, charge, complaint, claim or demand against the Company or its Subsidiaries giving rise to any such liability), except (i) for liabilities set forth in the Financial Statements and (ii) normal fluctuation in the amount of the liabilities referred to in clause (i) above occurring in the ordinary course of business of the Company and all of its Subsidiaries since the date of the most recent balance sheet included in the Financial Statements.

         5.19. Litigation. No charge, investigation,  action, suit or proceeding
               ----------
is pending or, to the knowledge of the Offerors, threatened, against or affecting the Company or its Subsidiaries or any of their respective properties before or by any courts or any regulatory, administrative or governmental official, commission, board, agency or other authority or body, or any arbitrator, wherein an unfavorable decision, ruling or finding could have, singly or in the aggregate, a Material Adverse Effect.

         5.20. Deferral of Interest Payments on Debentures.  The  Company has no
               -------------------------------------------
present intention to exercise its option to defer payments of interest on the Debentures as provided in the Indenture. The Company believes that the likelihood that it would exercise its right to defer payments of interest on the Debentures as provided in the Indenture at any time during which the Debentures are outstanding is remote because of the restrictions that would be imposed on the Company's ability to declare or pay dividends or distributions on, or to redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock and on the Company's ability to make any payments of principal, interest or premium on, or repay, repurchase or redeem, any of its debt securities that rank pari passu in all respects with, or junior in interest to, the Debentures.

Section  6.    Representations and Warranties  of  the  Placement  Agents.  Each
               ----------------------------------------------------------
Placement Agent represents and warrants to the Offerors as to itself (but not as to the other Placement Agent) as follows:

         6.1. Organization, Standing and Qualification.
              ----------------------------------------

               (a) FTN Financial Capital Markets is a division of First Tennessee Bank National Association, a national banking association duly organized, validly existing and in good standing under the laws of the United States, with full power and authority to own, lease and operate its properties and conduct its business as currently being conducted. FTN Financial Capital Markets is duly qualified to transact business as a foreign corporation and is in good standing in each other jurisdiction in which it owns or leases property or conducts its business so as to require such qualification and in which the failure to so qualify would, individually or in the aggregate, have a material adverse effect on the condition (financial or otherwise), earnings, business, prospects or results of operations of FTN Financial Capital Markets.

               (b) Keefe, Bruyette & Woods, Inc. is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, with full power and authority to own, lease and operate its properties and conduct its business as currently being conducted. Keefe, Bruyette & Woods, Inc. is duly qualified to transact business as a foreign corporation and is in good standing in each other jurisdiction in which it owns or leases property or conducts its business so as to require such qualification and in which the failure to so qualify would, individually or in the aggregate, have a material adverse effect on the condition (financial or otherwise), earnings, business, prospects or results of operations of Keefe, Bruyette & Woods, Inc.

         6.2.  Power and Authority.  The Placement Agent has all requisite power
               -------------------
and authority to enter into this Agreement, and this Agreement has been duly and validly authorized, executed and delivered by the Placement Agent and constitutes the legal, valid and binding agreement of the Placement Agent, enforceable against the Placement Agent in accordance with its terms, subject to Bankruptcy and Equity and except as any indemnification or contribution provisions thereof may be limited under applicable securities laws.

         6.3.  General  Solicitation.  In the case of the  offer and sale of the
               ---------------------
Capital Securities, no form of general solicitation or general advertising was used by the Placement Agent or its representatives including, but not limited to, advertisements, articles, notices or other communications published in any newspaper, magazine or similar medium or broadcast over television or radio or any seminar or meeting whose attendees have been invited by any general solicitation or general advertising.

         6.4.  Purchasers.  The Placement Agent has made such reasonable inquiry
               ----------
as is necessary to determine that each Purchaser is acquiring the Capital Securities for its own account, except as contemplated in Section 7.8 hereto, and that the Purchasers do not intend to distribute the Capital Securities in contravention of the Securities Act or any other applicable securities laws.

         6.5.  Qualified Purchasers. The Placement Agent has not offered or sold
               --------------------
and will not arrange for the offer or sale of the Capital Securities except (i) to those the Placement Agent reasonably believes are "accredited investors" (as defined in Rule 501 of Regulation D), (ii) in an offshore transaction complying with Rule 903 of Regulation S, or (iii) in any other manner that does not require registration of the Capital Securities under the Securities Act. In connection with each such sale, the Placement Agent has taken or will take reasonable steps to ensure that the purchasers is aware that (a) such sale is being made in reliance on an exemption under the Securities Act and (b) future transfers of the Capital Securities will not be made except in compliance with applicable securities laws.

         6.6.  Offering   Circulars.   Neither  the  Placement  Agent  nor   its
               --------------------
representatives will include any non-public information about the Company, the Trust or any of their affiliates in any registration statement, prospectus, offering circular or private placement memorandum used in connection with any purchase of Capital Securities without the prior written consent of the Trust and the Company.

Section  7.    Covenants of the Offerors.  The Offerors  covenant and agree with
               -------------------------
the Placement Agents and the Purchasers as follows:

         7.1.  Compliance with Representations and Warranties. During the period
               ----------------------------------------------
from the date of this Agreement to the Closing Date, the Offerors shall use their best efforts and take all action necessary or appropriate to cause their representations and warranties contained in Section 5 hereof to be true as of the Closing Date, after giving effect to the transactions contemplated by this Agreement, as if made on and as of the Closing Date.

         7.2.  Sale and  Registration  of  Securities.  The  Offerors  and their
               --------------------------------------
Affiliates shall not nor shall any of them permit any person acting on their behalf (other than the Placement Agents), to directly or indirectly (i) sell, offer for sale or solicit offers to buy or otherwise negotiate in respect of any security (as defined in the Securities Act) that would or could be integrated with the sale of the Capital Securities in a manner that would require the registration under the Securities Act of the Securities or (ii) make offers or sales of any such Security, or solicit offers to buy any such Security, under circumstances that would require the registration of any of such Securities under the Securities Act.

         7.3.  Use of Proceeds.  The  Trust shall use the proceeds from the sale
               ---------------
of the Capital Securities and the Common Securities to purchase the Debentures from the Company.

         7.4.  Investment  Company. The Offerors shall not engage, or permit any
               -------------------
Subsidiary to engage, in any activity which would cause it or any Subsidiary to be an "investment company" under the provisions of the Investment Company Act.

         7.5.  Reimbursement of Expenses.  If the sale of the Capital Securities
               -------------------------
provided for herein is not  consummated  (i) because any  condition set forth in
Section 3 hereof is not satisfied, or (ii) because of any refusal, inability or failure on the part of the Company or the Trust to perform any agreement herein or comply with any provision hereof other than by reason of a breach by the Placement Agents, the Company shall reimburse the Placement Agents upon demand for all of their pro rata share of out-of-pocket expenses (including reasonable fees and disbursements of counsel) in an amount not to exceed $50,000.00 that shall have been incurred by them in connection with the proposed purchase and sale of the Capital Securities. Notwithstanding the foregoing, the Company shall have no obligation to reimburse the Placement Agents for their out-of-pocket expenses if the sale of the Capital Securities fails to occur because the Placement Agents fail to fulfill a condition set forth in Section 4.

         7.6.  Directed  Selling  Efforts,   Solicitation  and  Advertising.  In
               ------------------------------------------------------------
connection with any offer or sale of any of the Securities, the Offerors shall not, nor shall either of them permit any of their Affiliates or any person acting on their behalf, other than the Placement Agents, to (i) engage in any "directed selling efforts" within the meaning of Regulation S, or (ii) engage in any form of general solicitation or general advertising (as defined in Regulation D).

         7.7.  Compliance with Rule 144A(d)(4) under the Securities Act. So long
               --------------------------------------------------------
as any of the Securities are outstanding and are "restricted securities" within the meaning of Rule 144(a)(3) under the Securities Act, the Offerors will, during any period in which they are not subject to and in compliance with
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the Offerors are not exempt from such reporting requirements pursuant to and in compliance with Rule 12g3-2(b) under the Exchange Act, provide to each holder of such restricted securities and to each prospective purchaser (as designated by such holder) of such restricted securities, upon the request of such holder or prospective purchaser in connection with any proposed transfer, any information required to be provided by Rule 144A(d)(4) under the Securities Act, if applicable. This covenant is intended to be for the benefit of the holders, and the prospective purchasers designated by such holders, from time to time of such restricted securities. The information provided by the Offerors pursuant to this Section 7.7 will not, at the date thereof, contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

         7.8.  Transfer  Notice.  The Offerors  acknowledge that First Tennessee
               ----------------
Bank National Association ("First Tennessee") may transfer the Capital Securities that it is purchasing, in whole or in part, at any time and from time to time following the Closing Date by delivering the notice (the "Transfer Notice") attached as Exhibit B to the Master Custodian Agreement, dated May 27,
                     ---------
2004 and  attached  as Exhibit A to the  Subscription  Agreement  to which First
                       ---------
Tennessee is a party. In order to facilitate such transfer, the Company shall execute in blank five additional Capital Securities certificates, to be delivered at Closing, such certificates to be completed with the name of the transferee(s) to which the Capital Securities, in whole or in part, will be transferred upon the receipt of a Transfer Notice and authenticated by the Institutional Trustee at the time of each such transfer.

         7.9.  Quarterly Reports. Within  50  days  of  the end of each calendar
               -----------------
year quarter and within 100 days of the end of each calendar year during which the Debentures are issued and outstanding, the Offerors shall submit to The Bank of New York a completed quarterly report in the form attached hereto as Exhibit D, with a copy provided to First Tennessee during the period when it
---------
holds any of the Capital Securities. If First Tennessee transfers the Capital Securities as contemplated by Section 7.8, in addition to the reporting obligations of the Offerors to The Bank of New York and First Tennessee provided for in this Section 7.9, the Offerors shall submit to the trustee designated in the Transfer Notice such periodic reports as may be required by such trustee in the form and at such times as such trustee may require. The Offerors acknowledge and agree that The Bank of New York and such designated trustee and its successors and assigns are third party beneficiaries of this Section 7.9.

Section  8.    Covenants of the Placement Agents.  The Placement Agents covenant
               ---------------------------------
and agree with the Offerors that, during the period from the date of this Agreement to the Closing Date, the Placement Agents shall use their best efforts and take all action necessary or appropriate to cause their representations and warranties contained in Section 6 to be true as of Closing Date, after giving effect to the transactions contemplated by this Agreement, as if made on and as of the Closing Date. The Placement Agents further covenant and agree not to engage in hedging transactions with respect to the Capital Securities unless such transactions are conducted in compliance with the Securities Act.

Section  9.    Indemnification.
               ---------------

         9.1.  Indemnification   Obligation.  The  Offerors  shall  jointly  and
               ----------------------------
severally indemnify and hold harmless the Placement Agents and the Purchasers and each of their respective agents, employees, officers and directors and each person that controls either of the Placement Agents or the Purchasers within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, and agents, employees, officers and directors or any such controlling person of either of the Placement Agents or the Purchasers (each such person or entity, an "Indemnified Party") from and against any and all losses, claims, damages, judgments, liabilities or expenses, joint or several, to which such Indemnified Party may become subject under the Securities Act, the Exchange Act or other federal or state statutory law or regulation, or at common law or otherwise (including in settlement of any litigation, if such settlement is effected with the written consent of the Offerors), insofar as such losses, claims, damages, judgments, liabilities or expenses (or actions in respect thereof) arise out of, or are based upon, or relate to, in whole or in part, (a) any untrue statement or alleged untrue statement of a material fact contained in any information (whether written or oral) or documents executed in favor of, furnished or made available to the Placement Agents or the Purchasers by the Offerors, or (b) any omission or alleged omission to state in any information (whether written or oral) or documents executed in favor of, furnished or made available to the Placement Agents or the Purchasers by the Offerors a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse each Indemnified Party for any legal and other expenses as such expenses are reasonably incurred by such Indemnified Party in connection with investigating, defending, settling, compromising or paying any such loss, claim, damage, judgments, liability, expense or action described in this Section
9.1. In addition to their other obligations under this Section 9, the Offerors hereby agree that, as an interim measure during the pendency of any claim, action, investigation, inquiry or other proceeding arising out of, or based upon, or related to the matters described above in this Section 9.1, they shall reimburse each Indemnified Party on a quarterly basis for all reasonable legal or other expenses incurred in connection with investigating or defending any such claim, action, investigation, inquiry or other proceeding, notwithstanding the absence of a judicial determination as to the propriety and enforceability of the possibility that such payments might later be held to have been improper by a court of competent jurisdiction. To the extent that any such interim reimbursement payment is so held to have been improper, each Indemnified Party shall promptly return such amounts to the Offerors together with interest, determined on the basis of the prime rate (or other commercial lending rate for borrowers of the highest credit standing) announced from time to time by First Tennessee Bank National Association (the "Prime Rate"). Any such interim reimbursement payments which are not made to an Indemnified Party within 30 days of a request for reimbursement shall bear interest at the Prime Rate from the date of such request.

         9.2.  Conduct of Indemnification Proceedings. Promptly after receipt by
               --------------------------------------
an Indemnified Party under this Section 9 of notice of the commencement of any action, such Indemnified Party shall, if a claim in respect thereof is to be made against the Offerors under this Section 9, notify the Offerors in writing of the commencement thereof; but, subject to Section 9.4, the omission to so notify the Offerors shall not relieve them from any liability pursuant to
Section 9.1 which the Offerors may have to any Indemnified Party unless and to the extent that the Offerors did not otherwise learn of such action and such failure by the Indemnified Party results in the forfeiture by the Offerors of substantial rights and defenses. In case any such action is brought against any Indemnified Party and such Indemnified Party seeks or intends to seek indemnity from the Offerors, the Offerors shall be entitled to participate in, and, to the extent that they may wish, to assume the defense thereof with counsel reasonably satisfactory to such Indemnified Party; provided, however, if the defendants in
                                        --------   -------
any such action include both the Indemnified Party and the Offerors and the Indemnified Party shall have reasonably concluded that there may be a conflict between the positions of the Offerors and the Indemnified Party in conducting the defense of any such action or that there may be legal defenses available to it and/or other Indemnified Parties which are different from or additional to those available to the Offerors, the Indemnified Party shall have the right to select separate counsel to assume such legal defenses and to otherwise participate in the defense of such action on behalf of such Indemnified Party. Upon receipt of notice from the Offerors to such Indemnified Party of their election to so assume the defense of such action and approval by the Indemnified Party of counsel, the Offerors shall not be liable to such Indemnified Party under this Section 9 for any legal or other expenses subsequently incurred by such Indemnified Party in connection with the defense thereof unless (i) the Indemnified Party shall have employed such counsel in connection with the assumption of legal defenses in accordance with the proviso in the preceding sentence (it being understood, however, that the Offerors shall not be liable for the expenses of more than one separate counsel representing the Indemnified Parties who are parties to such action), or (ii) the Offerors shall not have employed counsel reasonably satisfactory to the Indemnified Party to represent the Indemnified Party within a reasonable time after notice of commencement of the action, in each of which cases the fees and expenses of counsel of such Indemnified Party shall be at the expense of the Offerors.

         9.3.  Contribution. If the indemnification provided for in this Section
               ------------
9 is required by its terms, but is for any reason held to be unavailable to or otherwise insufficient to hold harmless an Indemnified Party under Section 9.1 in respect of any losses, claims, damages, liabilities or expenses referred to herein or therein, then the Offerors shall contribute to the amount paid or payable by such Indemnified Party as a result of any losses, claims, damages, judgments, liabilities or expenses referred to herein (i) in such proportion as is appropriate to reflect the relative benefits received by the Offerors, on the one hand, and the Indemnified Party, on the other hand, from the offering of such Capital Securities, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Offerors, on the one hand, and the Placement Agents, on the other hand, in connection with the statements or omissions or inaccuracies in the representations and warranties herein or other breaches which resulted in such losses, claims, damages, judgments, liabilities or expenses, as well as any other relevant equitable considerations. The respective relative benefits received by the Offerors, on the one hand, and the Placement Agents, on the other hand, shall be deemed to be in the same proportion, in the case of the Offerors, as the total price paid to the Offerors for the Capital Securities sold by the Offerors to the Purchasers (net of the compensation paid to the Placement Agents hereunder, but before deducting expenses), and in the case of the Placement Agents, as the compensation received by them, bears to the total of such amounts paid to the Offerors and received by the Placement Agents as compensation. The relative fault of the Offerors and the Placement Agents shall be determined by reference to, among other things, whether the untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact or the inaccurate or the alleged inaccurate representation and/or warranty relates to information supplied by the Offerors or the Placement Agents and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The provisions set forth in Section 9.2 with respect to notice of commencement of any action shall apply if a claim for contribution is made under this Section 9.3; provided, however, that no additional notice shall be required with respect
     --------  -------
to any action for which notice has been given under Section 9.2 for purposes of indemnification. The Offerors and the Placement Agents agree that it would not be just and equitable if contribution pursuant to this Section 9.3 were determined by pro rata allocation or by any other method of allocation that does not take account of the equitable considerations referred to in this Section
9.3. The amount paid or payable by an Indemnified Party as a result of the losses, claims, damages, judgments, liabilities or expenses referred to in this
Section 9.3 shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such Indemnified Party in connection with investigating or defending any such action or claim. In no event shall the liability of the Placement Agents hereunder be greater in amount than the dollar amount of the compensation (net of payment of all expenses) received by the Placement Agents upon the sale of the Capital Securities giving rise to such obligation. No person found guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not found guilty of such fraudulent misrepresentation.

         9.4.  Additional  Remedies.  The indemnity and contribution  agreements
               --------------------
contained in this Section 9 are in addition to any liability that the Offerors may otherwise have to any Indemnified Party.

         9.5.  Additional  Indemnification. The Company shall indemnify and hold
               ---------------------------
harmless the Trust against all loss, liability, claim, damage and expense whatsoever, as due from the Trust under Sections 9.1 through 9.4 hereof.

Section  10.   Rights and Responsibilities of Placement Agents.
               -----------------------------------------------

         10.1. Reliance.  In performing their duties under this Agreement,  the
               --------
Placement Agents shall be entitled to rely upon any notice, signature or writing which they shall in good faith believe to be genuine and to be signed or presented by a proper party or parties. The Placement Agents may rely upon any opinions or certificates or other documents delivered by the Offerors or their counsel or designees to either the Placement Agents or the Purchasers.

         10.2. Rights of Placement Agents. In connection with the performance of
               --------------------------
their duties under this Agreement, the Placement Agents shall not be liable for any error of judgment or any action taken or omitted to be taken unless the Placement Agents were grossly negligent or engaged in willful misconduct in connection with such performance or non-performance. No provision of this Agreement shall require the Placement Agents to expend or risk their own funds or otherwise incur any financial liability on behalf of the Purchasers in connection with the performance of any of their duties hereunder. The Placement Agents shall be under no obligation to exercise any of the rights or powers vested in them by this Agreement.

Section  11.   Miscellaneous.
               -------------

         11.1. Disclosure  Schedule.  The  term  "Disclosure  Schedule," as used
               --------------------
herein, means the schedule, if any, attached to this Agreement that sets forth items the disclosure of which is necessary or appropriate as an exception to one or more representations or warranties contained in Section 5 hereof; provided, that any item set forth in the Disclosure Schedule as an exception to a representation or warranty shall be deemed an admission by the Offerors that such item represents an exception, fact, event or circumstance that is reasonably likely to result in a Material Adverse Effect. The Disclosure Schedule shall be arranged in paragraphs corresponding to the section numbers contained in Section 5. Nothing in the Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein unless the Disclosure Schedule identifies the exception with reasonable particularity and describes the relevant facts in reasonable detail. Without limiting the generality of the immediately preceding sentence, the mere listing (or inclusion of a copy) of a document or other item in the Disclosure Schedule shall not be deemed adequate to disclose an exception to a representation or warranty made herein unless the representation or warranty has to do with the existence of the document or other item itself. Information provided by the Company in response to any due diligence questionnaire shall not be deemed part of the Disclosure Schedule and shall not be deemed to be an exception to one or more representations or warranties contained in Section 5 hereof unless such information is specifically included on the Disclosure Schedule in accordance with the provisions of this Section 11.1.

         11.2. Legal Expenses.  At Closing, the Placement Agents shall provide a
               --------------
credit for the Offerors' transaction-related legal expenses in the amount of $10,000.00.

         11.3. Non-Disclosure.  Except  as required by applicable law, including
               --------------
without limitation securities laws and regulations promulgated thereunder, (i) the Offerors shall not, and will cause their advisors and representatives not to, issue any press release or other public statement regarding the transactions contemplated by this Agreement or the Operative Documents prior to or on the Closing Date and (ii) following the Closing Date, the Offerors shall not include in any press release, other public statement or other communication regarding the transactions contemplated by this Agreement or the Operative Documents, any reference to the Placement Agents, WTC, the Purchaser, the term "PreTS" or any derivations thereof. Notwithstanding anything to the contrary, the Offerors may
(1) consult any tax advisor regarding U.S. federal income tax treatment or tax structure of the transaction contemplated under this Agreement and the Operative Documents and (2) disclose to any and all persons, without limitation of any kind, the U.S. Federal income tax structure (in each case, within the meaning of Treasury Regulation ss. 1.6011-4) of the transaction contemplated under this Agreement and the Operative Documents and all materials of any kind (including opinions or other tax analyses) that are provided to you relating to such tax treatment and tax structure. For this purpose, "tax structure" is limited to any facts relevant to the U.S. federal income tax treatment of the transaction and does not include information relating to identity of the parties.

         11.4. Notices.  Prior  to the Closing,  and thereafter  with respect to
               -------
matters pertaining to this Agreement only, all notices and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, first-class mail, telex, telecopier or overnight air courier guaranteeing next day delivery:

         if to the Placement Agents, to:

                                  FTN Financial Capital Markets
                                  845 Crossover Lane, Suite 150
                                  Memphis, Tennessee  38117
                                  Telecopier:  901-435-4706
                                  Telephone:  800-456-5460
                                  Attention:  James D. Wingett

                                          and

                                  Keefe, Bruyette & Woods, Inc.
                                  787 7th Avenue
                                  4th Floor
                                  New York, New York  10019
                                  Telecopier:  212-403-2000
                                  Telephone:  212-403-1004
                                  Attention:  Mitchell Kleinman, General Counsel

         with a copy to:

                                  Lewis, Rice & Fingersh, L.C.
                                  500 North Broadway, Suite 2000
                                  St. Louis, Missouri  63102
                                  Telecopier:  314-241-6056
                                  Telephone:  314-444-7600
                                  Attention:  Thomas C. Erb, Esq.

                                          and

                                  Sidley Austin Brown & Wood LLP
                                  787 7th Avenue
                                  New York, New York  10019
                                  Telecopier:  212-839-5599
                                  Telephone:  212-839-5300
                                  Attention:  Renwick Martin, Esq.

         if to the Offerors, to:

                                  First Banks, Inc.
                                  135 North Meramec Avenue
                                  Clayton, Missouri  63105
                                  Telecopier:  314-592-6621
                                  Telephone:  314-592-6603
                                  Attention:  Lisa K. Vansickle

         with a copy to:

                                  Stinson Morrison Hecker LLP
                                  1201 Walnut Street
                                  Kansas City, Missouri  64106
                                  Telecopier:  816-474-4208
                                  Telephone:  816-691-3351
                                  Attention:  C. Robert Monroe, Esq.

         All such notices and communications shall be deemed to have been duly given (i) at the time delivered by hand, if personally delivered, (ii) five business days after being deposited in the mail, postage prepaid, if mailed,
(iii) when answered back, if telexed, (iv) the next business day after being telecopied, or (v) the next business day after timely delivery to a courier, if sent by overnight air courier guaranteeing next day delivery. From and after the Closing, the foregoing notice provisions shall be superseded by any notice provisions of the Operative Documents under which notice is given. The Placement Agents, the Offerors, and their respective counsel, may change their respective notice addresses from time to time by written notice to all of the foregoing persons.

         11.5. Parties in Interest,  Successors and Assigns. Except as expressly
               --------------------------------------------
set forth herein, this Agreement is made solely for the benefit of the Placement Agents, the Purchasers and the Offerors and any person controlling the Placement Agents, the Purchasers or the Offerors and their respective successors and assigns; and no other person shall acquire or have any right under or by virtue of this Agreement. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties.

         11.6. Counterparts.  This  Agreement  may  be  executed  by the parties
               ------------
hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

         11.7. Headings.  The  headings in this Agreement are for convenience of
               --------
reference only and shall not limit or otherwise affect the meaning hereof.

         11.8. Governing Law. THIS  AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED
               -------------
IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAWS PERTAINING TO CONFLICTS OF LAWS) OF THE STATE OF NEW YORK.

         11.9. Entire  Agreement.  This  Agreement,  together with the Operative
               -----------------
Documents and the other documents delivered in connection with the transactions contemplated by this Agreement, is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement, together with the Operative Documents and the other documents delivered in connection with the transaction contemplated by this Agreement, supersedes all prior agreements and understandings between the parties with respect to such subject matter.

        11.10. Severability.  In   the   event  that  any  one  or  more  of the
               ------------
provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Placement Agents' and the Purchasers' rights and privileges shall be enforceable to the fullest extent permitted by law.

        11.11. Survival.  The Placement  Agents and the Offerors,  respectively,
               --------
agree that the representations, warranties and agreements made by each of them in this Agreement and in any certificate or other instrument delivered pursuant hereto shall remain in full force and effect and shall survive the delivery of, and payment for, the Capital Securities.

                     Signatures appear on the following page

         If this Agreement is satisfactory to you, please so indicate by signing the acceptance of this Agreement and deliver such counterpart to the Offerors whereupon this Agreement will become binding between us in accordance with its terms.

                                              Very truly yours,

                                              FIRST BANK, INC.


                                              By: /s/  Allen H. Blake
                                                 -------------------------------
                                              Name:    Allen H. Blake
                                                   -----------------------------
                                              Title:   President and
                                                       Chief Executive Officer
                                                   ----------------------------


                                              FIRST BANK STATUTORY TRUST II


                                              By: /s/  Allen H. Blake
                                                 -------------------------------
                                              Name:    Allen H. Blake
                                                   -----------------------------
                                              Title:   Administrator



CONFIRMED AND ACCEPTED,
as of the date first set forth above

FTN FINANCIAL CAPITAL MARKETS,
a division of First Tennessee Bank National Association, as a Placement Agent


By: /s/    James D. Wingett
   ----------------------------------------------------
Name:      James D. Wingett
     --------------------------------------------------
Title:     Senior Vice President
      -------------------------------------------------


KEEFE, BRUYETTE & WOODS, INC.,
a New York corporation, as a Placement Agent


By:  /s/   Peter J. Wirth
    ---------------------------------------------------
Name:      Peter J. Wirth
     --------------------------------------------------
Title:     Managing Director
      -------------------------------------------------

                                   EXHIBIT A-1
                                   -----------
                         FORM OF SUBSCRIPTION AGREEMENT
                         ------------------------------
                          FIRST BANK STATUTORY TRUST II
                                FIRST  BANKS, INC.

                             SUBSCRIPTION AGREEMENT

                               September 20, 2004

         THIS SUBSCRIPTION AGREEMENT (this "Agreement") made among First Bank Statutory Trust II (the "Trust"), a statutory trust created under the Delaware Statutory Trust Act (Chapter 38 of Title 12 of the Delaware Code, 12 Del. C. ss.ss. 3801, et seq.), First Banks, Inc., a Missouri corporation, with its principal offices located at 135 North Meramec Avenue, Clayton, Missouri 63105 (the "Company" and, collectively with the Trust, the "Offerors"), and First Tennessee Bank National Association (the "Purchaser").

                                    RECITALS:

         A. The Trust desires to issue 20,000 of its Floating Rate Capital Securities (the "Capital Securities"), liquidation amount $1,000.00 per Capital Security, representing an undivided beneficial interest in the assets of the Trust (the "Offering"), to be issued pursuant to an Amended and Restated Declaration of Trust (the "Declaration") by and among the Company, Wilmington Trust Company ("WTC"), the administrators named therein, and the holders (as defined therein), which Capital Securities are to be guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement between the Company and WTC, as trustee (the "Guarantee"); and

         B. The proceeds from the sale of the Capital Securities will be combined with the proceeds from the sale by the Trust to the Company of its common securities, and will be used by the Trust to purchase an equivalent amount of Floating Rate Junior Subordinated Deferrable Interest Debentures of the Company (the "Debentures") to be issued by the Company pursuant to an indenture to be executed by the Company and WTC, as trustee (the "Indenture"); and

         C. In consideration of the premises and the mutual representations and covenants hereinafter set forth, the parties hereto agree as follows:

                                   ARTICLE I

                     PURCHASE AND SALE OF CAPITAL SECURITIES

         1.1. Upon the execution of this Agreement, the Purchaser hereby agrees to purchase from the Trust 2,150 Capital Securities at a price equal to $1,000.00 per Capital Security (the "Purchase Price") and the Trust agrees to sell such Capital Securities to the Purchaser for said Purchase Price. The rights and preferences of the Capital Securities are set forth in the Declaration. The Purchase Price is payable in immediately available funds on September 20, 2004, or such other business day as may be designated by the Purchaser, but in no event later than September 30, 2004 (the "Closing Date"). The Offerors shall provide the Purchaser wire transfer instructions no later than 1 day following the date hereof.

         1.2. As a condition to its purchase of the Capital Securities, Purchaser shall enter into the Joinder Agreement to the Master Custodian Agreement, the form of which is attached hereto as Exhibit A (the "Custodian

Agreement") and, in accordance therewith, the certificate for the Capital Securities shall be delivered by the Trust on the Closing Date to the custodian in accordance with the Custodian Agreement. Purchaser shall not transfer the Capital Securities to any person or entity except in accordance with the terms of the Custodian Agreement.

         1.3. The Placement Agreement, dated September 10, 2004 (the "Placement Agreement"), among the Offerors and the placement agents identified therein (the "Placement Agents") includes certain representations and warranties, covenants and conditions to closing and certain other matters governing the Offering. The Placement Agreement is hereby incorporated by reference into this Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under the Placement Agreement and shall be entitled to enforce the obligations of the Offerors under such Placement Agreement as fully as if the Purchaser were a party to such Placement Agreement.

         1.4. Anything herein or in the Placement Agreement notwithstanding, the Offerors acknowledge and agree that, so long as Purchaser holds some or all of the Capital Securities, the Purchaser may in its discretion from time to time transfer or sell, or sell or grant participation interests in, some or all of such Capital Securities to one or more parties, provided that any such transaction complies, as applicable, with the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and any other applicable securities laws, is pursuant to an exemption therefrom, or is otherwise not subject thereto.

                                   ARTICLE II

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

         2.1. The Purchaser understands and acknowledges that none of the Capital Securities, the Debentures nor the Guarantee have been registered under the Securities Act or any other applicable securities law, are being offered for sale by the Trust in transactions not requiring registration under the Securities Act, and may not be offered, sold, pledged or otherwise transferred by the Purchaser except in compliance with the registration requirements of the Securities Act or any other applicable securities laws, pursuant to an exemption therefrom or in a transaction not subject thereto.

         2.2. The Purchaser represents and warrants that, except as contemplated under Section 1.4 hereof, it is purchasing the Capital Securities for its own account, for investment, and not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act or other applicable securities laws, subject to any requirement of law that the disposition of its property be at all times within its control and subject to its ability to resell such Capital Securities pursuant to an effective registration statement under the Securities Act or under Rule 144A or any other exemption from registration available under the Securities Act or any other applicable securities law.

         2.3. The Purchaser represents and warrants that neither the Offerors nor the Placement Agents are acting as a fiduciary or financial or investment adviser for the Purchaser.

         2.4. The Purchaser represents and warrants that it is not relying (for purposes of making any investment decision or otherwise) upon any advice, counsel or representations (whether written or oral) of the Offerors or of the Placement Agents.

         2.5. The Purchaser represents and warrants that (a) it has consulted with its own legal, regulatory, tax, business, investment, financial and accounting advisers in connection herewith to the extent it has deemed necessary, (b) it has had a reasonable opportunity to ask questions of and receive answers from officers and representatives of the Offerors concerning their respective financial condition and results of operations and the purchase of the Capital Securities, and any such questions have been answered to its satisfaction, (c) it has had the opportunity to review all publicly available records and filings concerning the Offerors and it has carefully reviewed such records and filings that it considers relevant to making an investment decision, and (d) it has made its own investment decisions based upon its own judgment, due diligence and advice from such advisers as it has deemed necessary and not upon any view expressed by the Offerors or the Placement Agents.

         2.6. The Purchaser represents and warrants that it is a "qualified institutional buyer" as defined under Rule 144A under the Securities Act. If the Purchaser is a dealer of the type described in paragraph (a)(1)(ii) of Rule 144A under the Securities Act, it owns and invests on a discretionary basis not less than U.S. $25,000,000.00 in securities of issuers that are not affiliated with it. The Purchaser is not a participant-directed employee plan, such as a 401(k) plan, or any other type of plan referred to in paragraph (a)(1)(i)(D) or
(a)(1)(i)(E) of Rule 144A, or a trust fund referred to in paragraph (a)(1)(i)(F) of Rule 144A that holds the assets of such a plan, unless investment decisions with respect to the plan are made solely by the fiduciary, trustee or sponsor of such plan.

         2.7. The Purchaser represents and warrants that on each day from the date on which it acquires the Capital Securities through and including the date on which it disposes of its interests in the Capital Securities, either (i) it is not (a) an "employee benefit plan" (as defined in Section 3(3) of the United States Employee Retirement Income Security Act of 1974, as amended ("ERISA"))
                                                                        -----
which is subject to the provisions of Part 4 of Subtitle B of Title I of ERISA, or any entity whose underlying assets include the assets of any such plan (an "ERISA Plan"), (b) any other "plan" (as defined in Section 4975(e)(1) of the
 -----------
United States  Internal  Revenue Code of 1986, as amended (the "Code")) which is
                                                                ----
subject to the provisions of Section 4975 of the Code or any entity whose underlying assets include the assets of any such plan (a "Plan"), (c) an entity
                                                          ----
whose underlying assets include the assets of any such ERISA Plan or other Plan by reason of Department of Labor regulation section 2510.3-101 or otherwise, or
(d) a governmental or church plan that is subject to any federal, state or local law which is substantially similar to the provisions of Section 406 of ERISA or
Section 4975 of the Code (a "Similar  Law");  or (ii) the purchase,  holding and
                             ------------
disposition of the Capital Securities by it will satisfy the requirements for exemptive relief under Prohibited Transaction Class Exemption ("PTCE") 84-14,
                                                                   ----
PTCE 90-1, PTCE 91-38, PTCE 95-60, PTCE 96-23 or a similar exemption, or, in the case of a plan subject to a Similar Law, will not result in a non-exempt violation of such Similar Law.

         2.8. The Purchaser represents and warrants that it is acquiring the Capital Securities as principal for its own account for investment and, except as contemplated under Section 1.4 hereof, not for sale in connection with any distribution thereof. It was not formed solely for the purpose of investing in the Capital Securities, and additional capital or similar contributions were not specifically solicited from any person owning a beneficial interest in it for the purpose of enabling it to purchase any Capital Securities. The Purchaser is not a (i) partnership, (ii) common trust fund or (iii) special trust, pension, profit sharing or other retirement trust fund or plan in which the partners, beneficiaries or participants, as applicable, may designate the particular investments to be made or the allocation of any investment among such partners, beneficiaries or participants, and except as contemplated under Section 1.4 hereof, it agrees that it shall not hold the Capital Securities for the benefit of any other person and shall be the sole beneficial owner thereof for all purposes and that it shall not sell participation interests in the Capital Securities or enter into any other arrangement pursuant to which any other person shall be entitled to a beneficial interest in the distribution on the Capital Securities. The Capital Securities purchased directly or indirectly by the Purchaser constitute an investment of no more than 40% of its assets. The Purchaser understands and agrees that any purported transfer of the Capital Securities to a purchaser which would cause the representations and warranties of Section 2.6 and this Section 2.8 to be inaccurate shall be null and void ab initio and the Offerors retain the right to resell any Capital Securities sold to non-permitted transferees.

         2.9. The Purchaser represents and warrants that it has full power and authority to execute and deliver this Agreement, to make the representations and warranties specified herein, and to consummate the transactions contemplated herein and it has full right and power to subscribe for Capital Securities and perform its obligations pursuant to this Agreement.

         2.10. The Purchaser represents and warrants that no filing with, or authorization, approval, consent, license, order, registration, qualification or decree of, any governmental body, agency or court having jurisdiction over the Purchaser, other than those that have been made or obtained, is necessary or required for the performance by the Purchaser of its obligations under this Agreement or to consummate the transactions contemplated herein.

         2.11. The Purchaser represents and warrants that this Agreement has been duly authorized, executed and delivered by the Purchaser.

         2.12. The Purchaser understands and acknowledges that the Company will rely upon the truth and accuracy of the foregoing acknowledgments, representations, warranties and agreements and agrees that, if any of the acknowledgments, representations, warranties or agreements deemed to have been made by it by its purchase of the Capital Securities are no longer accurate, it shall promptly notify the Company.

         2.13. The Purchaser understands that no public market exists for any of the Capital Securities, and that it is unlikely that a public market will ever exist for the Capital Securities.

                                  ARTICLE III

                                 MISCELLANEOUS

         3.1. Any notice or other communication given hereunder shall be deemed sufficient if in writing and sent by registered or certified mail, return receipt requested, international courier or delivered by hand against written receipt therefor, or by facsimile transmission and confirmed by telephone, to the following addresses, or such other address as may be furnished to the other parties as herein provided:

            To the Offerors:          First Banks, Inc.
                                      135 North Meramec Avenue
                                      Clayton, Missouri  63105
                                      Attention:  Lisa K. Vansickle
                                      Fax:  314-592-6621

            To the Purchaser:         First Tennessee Bank National Association
                                      845 Crossover Lane, Suite 150
                                      Memphis, Tennessee  38117
                                      Attention:  David Work
                                      Fax:  901-435-7983

         Unless otherwise expressly provided herein, notices shall be deemed to have been given on the date of mailing, except notice of change of address, which shall be deemed to have been given when received.

         3.2. This Agreement shall not be changed, modified or amended except by a writing signed by the parties to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by the party to be charged.

         3.3. Upon the execution and delivery of this Agreement by the Purchaser, this Agreement shall become a binding obligation of the Purchaser with respect to the purchase of Capital Securities as herein provided.

         3.4. NOTWITHSTANDING THE PLACE WHERE THIS AGREEMENT MAY BE EXECUTED BY ANY OF THE PARTIES HERETO, THE PARTIES EXPRESSLY AGREE THAT ALL THE TERMS AND PROVISIONS HEREOF SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

         3.5. The parties agree to execute and deliver all such further documents, agreements and instruments and take such other and further action as may be necessary or appropriate to carry out the purposes and intent of this Agreement.

         3.6. This Agreement may be executed in one or more counterparts each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

         3.7. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Offerors' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, this Agreement is agreed to and accepted as of the day and year first written above.


FIRST TENNESSEE BANK NATIONAL ASSOCIATION


By:
   --------------------------------------
Print Name:
           ------------------------------
Title:
      -----------------------------------

                                         FIRST BANK, INC.

                                         By:
                                            ------------------------------------

                                         Name:
                                              ----------------------------------

                                         Title:
                                               ---------------------------------


                                         FIRST BANK STATUTORY TRUST II

                                         By:
                                            ------------------------------------

                                         Name:
                                              ----------------------------------

                                         Title:  Administrator

                       EXHIBIT A TO SUBSCRIPTION AGREEMENT
                       -----------------------------------

                       FORM OF MASTER CUSTODIAN AGREEMENT

         This Master Custodian Agreement (this "Agreement") is made and entered into as of May 27, 2004 by and among each purchaser (each a "Purchaser" and collectively the "Purchasers") that enters into a Joinder Agreement attached hereto as Exhibit A (the "Joinder Agreement"), Wilmington Trust Company, a
Delaware banking corporation (the "Custodian") and each financial institution (each an "Issuer" and collectively the "Issuers") that enters into a Joinder Agreement. The Purchasers and the Issuers are sometimes referred to herein as the "Interested Parties".

                                    RECITALS

         A. The Purchasers intend to purchase from the Issuers or their respective statutory business trust subsidiaries Securities issued by such Issuers (the "Securities").

         B. In order to facilitate any future transfer of all or any portion of the Securities by the Purchasers, the Interested Parties intend to provide for the custody of the Securities and certain other securities on the terms set forth herein.

         C. The Custodian is willing to hold and administer such securities and to distribute the securities held by it in accordance with the agreement of the Interested Parties and/or arbitral or judicial orders and decrees as set forth in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged by the parties by their execution hereof), the parties agree as follows:

1.  Joinder  Agreement.  On or  before  the  delivery  to the  Custodian  of any
    ------------------
Securities issued by an Issuer, such Issuer and the applicable Purchaser or Purchasers shall enter into a Joinder Agreement substantially in the form of Exhibit A attached hereto, with such additional provisions as the Interested Parties may wish to add from time to time. An executed copy of each such Joinder Agreement shall be delivered to the Custodian on or before the date on which such Issuer's Securities are issued. This Agreement and each Joinder Agreement constitute the entire agreement among the Purchasers, Issuers and the Custodian pertaining to the subject matter hereof.

2.  Delivery of Securities. On  or  before  each  date on which an Issuer enters
    ----------------------
into a Joinder Agreement:

         (a) The applicable Issuer shall deliver to the Custodian a signed, authenticated certificate representing a beneficial interest in such Issuer's Securities, with the Purchaser designated as owner thereof (the "Original Securities"). The Custodian shall have no responsibility for the genuineness, validity, market value, title or sufficiency for any intended purpose of the Original Securities.

         (b) The applicable Issuer shall deliver to the Custodian five signed, unauthenticated and undated certificates with no holder designated, each of which when completed representing a beneficial interest in such Issuer's Securities (the "Replacement Securities"). The Custodian shall have no responsibility for the genuineness, validity, market value, title or sufficiency for any intended purpose of the Replacement Securities.

3.  Timing of Release from Custody. Upon receipt of a signed  transfer notice in
    ------------------------------
the form of Exhibit B to be delivered in connection with the Purchaser's transfer of all or any portion of an Issuer's Securities, on the effective date set forth in such transfer notice, the Custodian shall:

         (a) Deliver the Original Securities certificate corresponding to the Issuer identified in the transfer notice to Wilmington Trust Company, as Institutional Trustee under the Amended and Restated Declaration of Trust, dated as of the date of the applicable Joinder Agreement, among the Institutional Trustee, the Company and the administrators named therein (the "Declaration") or as Trustee under the Indenture, dated as of the date of the applicable Joinder Agreement, between the Company and the Trustee (the "Indenture"), as applicable, for the purpose of canceling the applicable Original Securities certificate in accordance with the terms of the Issuer's Amended and Restated Declaration of Trust or Indenture, as applicable; and

         (b) Deliver the Replacement Securities certificate(s) corresponding to the Issuer identified in the transfer notice in the amount designated in and in accordance with the transfer notice for the purpose of completing and authenticating the applicable Replacement Securities certificate(s) in accordance with the terms of the Issuer's Declaration or Indenture, as applicable.

         The initial term of this Agreement shall be one year (the "Initial Term"). Unless FTN Financial Capital Markets or Keefe, Bruyette &
         Woods, Inc. shall otherwise notify the Custodian in writing, upon expiration of the Initial Term, this Agreement shall automatically renew for an additional one-year term and shall continue to automatically renew for succeeding one-year terms until terminated. Upon termination of this Agreement, the Custodian and the Interested Parties shall be released from all obligations hereunder, except for the indemnification obligations set forth in paragraphs 5(b) and 5(c) hereof.

4.  Concerning the Custodian.
    ------------------------

         (a) Each Interested  Party  acknowledges and agrees that  the Custodian
         (i) shall not be responsible for any of the agreements referred to or described herein (including without limitation any Issuer's Declaration or Indenture relating to such Issuer's Securities), or for determining or compelling compliance therewith, and shall not otherwise be bound thereby, (ii) shall be obligated only for the performance of such duties as are expressly and specifically set forth in this Agreement on its part to be performed, each of which are ministerial (and shall not be construed to be fiduciary) in nature, and no implied duties or obligations of any kind shall be read into this Agreement against or on the part of the Custodian, (iii) shall not be obligated to take any legal or other action hereunder which might in its judgment involve or cause it to incur any expense or liability unless it shall have been furnished with acceptable indemnification, (iv) may rely on and shall be protected in acting or refraining from acting upon any written notice, instruction, instrument, statement, certificate, request or other document furnished to it hereunder and believed by it to be genuine and to have been signed or presented by the proper person, and shall have no responsibility for determining the accuracy thereof, and (v) may consult counsel satisfactory to it, including in-house counsel, and the opinion or advice of such counsel in any instance shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with the opinion or advice of such counsel.

         (b) The Custodian shall not be liable to anyone for any action taken or omitted to be taken by it hereunder except in the case of the Custodian's negligence or willful misconduct in breach of the terms of this Agreement. In no event shall the Custodian be liable for indirect, punitive, special or consequential damage or loss (including but not limited to lost profits) whatsoever, even if the Custodian has been informed of the likelihood of such loss or damage and regardless of the form of action.

         (c) The  Custodian  shall  have  no  more  or  less  responsibility  or liability on account of any action or omission of any book-entry depository, securities intermediary or other subcustodian employed by the Custodian than any such book-entry depository, securities intermediary or other subcustodian has to the Custodian, except to the extent that such action or omission of any book-entry depository, securities intermediary or other subcustodian was caused by the Custodian's own negligence, bad faith or willful misconduct in breach of this Agreement.

         (d) The recitals contained herein shall be taken as the statements of each of the Issuers and the Purchaser, and the Custodian assumes no responsibility for the correctness of the same. The Custodian makes no representations as to the validity or sufficiency of this Agreement or the Securities. The Custodian shall not be accountable for the use or application by any of the Issuers or the Purchaser of any Securities or the proceeds of any Securities.

5.  Compensation, Expense Reimbursement and Indemnification.
    -------------------------------------------------------

         (a) The Custodian shall be compensated pursuant to a separate fee agreement.

         (b) Each of the Interested Parties agrees, jointly and severally, to reimburse the Custodian on demand for all costs and expenses incurred in connection with the administration of this Agreement or the performance or observance of its duties hereunder which are in excess of its customary compensation for normal services hereunder, including without limitation, payment of any legal fees and expenses incurred by the Custodian in connection with resolution of any claim by any party hereunder.

         (c) Each of the Interested Parties covenants and agrees, jointly and severally, to indemnify the Custodian (and its directors, officers and employees) and hold it (and such directors, officers and employees) harmless from and against any loss, liability, damage, cost and expense of any nature incurred by the Custodian arising out of or in connection with this Agreement or with the administration of its duties hereunder, including but not limited to attorney's fees and other costs and expenses of defending or preparing to defend against any claim of liability unless and except to the extent such loss, liability, damage, cost and expense shall be caused by the Custodian's negligence, bad faith, or willful misconduct. The provisions in this paragraph 5 shall survive the expiration of this Agreement and the resignation or removal of the Custodian.

6. Voting  Rights.  The  Custodian  shall be under no  obligation  to  preserve,
   --------------
protect or exercise rights in the Original Securities, and shall be responsible only for reasonable measures to maintain the physical safekeeping thereof, and otherwise to perform and observe such duties on its part as are expressly set forth in this Agreement. The Custodian shall not be responsible for forwarding to any Interested Party, notifying any Interested Party with respect to, or taking any action with respect to, any notice, solicitation or other document or information, written or otherwise, received from an issuer or other person with respect to the Original Securities, including but not limited to, proxy material, tenders, options, the pendency of calls and maturities and expiration of rights.

7. Resignation.  The Custodian may at any time resign as Custodian  hereunder by
   -----------
giving thirty (30) days' prior written notice of resignation to each of the Interested Parties. Prior to the effective date of the resignation as specified in such notice, the Interested Parties will issue to the Custodian a written instruction authorizing redelivery of the Original Securities and the Replacement Securities to a bank or trust company that they select as successor to the Custodian hereunder. If, however, the Interested Parties shall fail to name such a successor custodian within twenty days after the notice of resignation from the Custodian, the Purchasers shall be entitled to name such successor custodian. If no successor custodian is named by the Interested Parties or the Purchasers, the Custodian may apply to a court of competent jurisdiction for appointment of a successor custodian.

8. Dispute Resolution. It is understood and agreed that should any dispute arise
   ------------------
with respect to the delivery, ownership, right of possession, and/or disposition of the Original Securities or the Replacement Securities, or should any claim be made upon the Custodian, the Original Securities or the Replacement Securities by a third party, the Custodian upon receipt of notice of such dispute or claim is authorized and shall be entitled (at its sole option and election) to retain in its possession without liability to anyone, all or any of said Original Securities and Replacement Securities until such dispute shall have been settled either by the mutual written agreement of the parties involved or by a final order, decree or judgment of a court in the United States of America, the time for perfection of an appeal of such order, decree or judgment having expired. The Custodian may, but shall be under no duty whatsoever to, institute or defend any legal proceedings which relate to the Original Securities and Replacement Securities.

9.  Consent to Jurisdiction and Service.  Each of the Interested  Parties hereby
    ------------------------------------
absolutely and irrevocably consents and submits to the jurisdiction of the courts in the State of Delaware and of any Federal court located in said State in connection with any actions or proceedings brought against any of the Interested Parties (or each of them) by the Custodian arising out of or relating to this Agreement. In any such action or proceeding, the Interested Parties each hereby absolutely and irrevocably (i) waives any objection to jurisdiction or venue, (ii) waives personal service of any summons, complaint, declaration or other process, and (iii) agrees that the service thereof may be made by certified or registered first-class mail directed to such party, as the case may be, at their respective addresses in accordance with paragraph 10 hereof.

10. Force Majeure. The Custodian shall not be responsible for delays or failures
    -------------
in performance resulting from acts beyond its control. Such acts shall include but not be limited to acts of God, strikes, lockouts, riots, acts of war, epidemics, governmental regulations superimposed after the fact, fire, communication line failures, computer viruses, power failures, earthquakes or other disasters.

11. Notices.
    -------

         (a) Any notice permitted or required hereunder shall be in writing, and shall be sent by personal delivery, overnight delivery by a recognized courier or delivery service, mailed by registered or certified mail, return receipt requested, postage prepaid, or by confirmed facsimile accompanied by mailing of the original on the same day by first class mail, postage prepaid, in each case the parties at their address set forth below (or to such other address as any such party may hereafter designate by written notice to the other parties).

         If to an Issuer, to the address appearing on such Issuer's Joinder Agreement

         If to the Purchaser, to the address appearing on such Purchaser's Joinder Agreement

         If to the Custodian:

         Wilmington Trust Company
         Rodney Square North
         1100 North Market Street
         Wilmington, Delaware  19890-1600
         Attention:  Chris Slaybaugh - Corporate Trust Administration
         Fax:  302-636-4140

12. Miscellaneous.
    -------------

         (a)  Binding  Effect.   This  Agreement  shall  be  binding  upon  the
              ---------------
         respective parties hereto and their heirs, executors, successors and assigns.

         (b)  Modifications.  This  Agreement  may not be altered  or  modified
              -------------
         without the express written consent of the parties hereto. No course of conduct shall constitute a waiver of any of the terms and conditions of this Agreement, unless such waiver is specified in writing, and then only to the extent so specified. A waiver of any of the terms and conditions of this Agreement on one occasion shall not constitute a waiver of the other terms of this Agreement, or of such terms and conditions on any other occasion.

         (c) Governing Law. This  Agreement  shall  be governed by and construed
             -------------
         in accordance with the internal laws of the State of Delaware.

         (d)  Reproduction  of  Documents.  This  Agreement  and  all  documents
              ---------------------------
         relating thereto, including, without limitation, (a) consents, waivers and modifications which may hereafter be executed, and (b) certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, optical disk, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

         (e)   Counterparts.   This   Agreement  may   be  executed  in  several
               ------------
         counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.




                     signatures appear on the following page

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day first above written.


                            WILMINGTON TRUST COMPANY


                        By:
                            ----------------------------
                        Print Name:
                                   ------------------------
                        Title:
                               --------------------------

                     EXHIBIT A TO MASTER CUSTODIAN AGREEMENT
                     ---------------------------------------

                            FORM OF JOINDER AGREEMENT
                            -------------------------

                               September 20, 2004

         This  Joinder  Agreement  (this  "Agreement")  is  entered  into  as of
September  20,  2004  by  First   Tennessee  Bank  National   Association   (the
"Purchaser") and First Banks, Inc. (the "Issuer").

                                    RECITALS

         A. Wilmington Trust Company (the "Custodian") is party to that certain Master Custodian Agreement dated as of May 27, 2004 (the "Custodian Agreement").

         B. The Custodian Agreement provides that certain financial institutions that have issued securities (or whose statutory trust subsidiaries have issued securities) and the Purchaser of such securities will join into the Custodian Agreement pursuant to the terms of a joinder agreement.

         C. On the date hereof, Issuer is issuing securities to the Purchaser and the Issuer and the Purchaser desire to enter into this Agreement to facilitate the subsequent transfer of the Issuer's securities by the Custodian.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged by the Issuer by its execution hereof), the Issuer agrees as follows:

         1.    Joinder. The Issuer and Purchaser  hereby  join in the  Custodian
               -------
Agreement and agree to be subject to, and bound by, the terms and provisions of the Custodian Agreement that are ascribed to "Issuers" and "Purchasers" respectively therein to the same extent as if the Issuer and Purchaser had signed the Custodian Agreement as an original party thereto.

         2.    Notice.  Any notice permitted or required to be sent to an Issuer
               ------
under the Custodian Agreement shall be sent to the following address:

                            First Banks, Inc.
                            135 North Meramec Avenue
                            Clayton, Missouri 63105
                            Attention:  Lisa K. Vansickle

         Any notice permitted or required to be sent to a Purchaser under the Custodian Agreement shall be sent to the following address:

                            First Tennessee Bank National Association
                            845 Crossover Lane, Suite 150
                            Memphis, Tennessee  38117
                            Attention:  David Work

         3.    Termination.  This Agreement  and  the Purchaser's  and  Issuer's
               -----------
respective rights and obligations under the Custodian Agreement shall terminate upon the transfer of all of Issuer's securities pursuant to the Custodian Agreement.

         4.    Entire  Agreement.  This Agreement and  the  Custodian  Agreement
               -----------------
constitute the entire agreement among the Purchaser, Issuer and the Custodian pertaining to the subject matter hereof.

         IN WITNESS WHEREOF, the Issuer and Purchaser have executed this Agreement as of the day first above written.

                                  FIRST BANK, INC.



                                  By:
                                     -------------------------------------------
                                  Name:
                                       -----------------------------------------
                                  Title:
                                        ----------------------------------------


                                  FIRST TENNESSEE BANK NATIONAL ASSOCIATION



                                  By:
                                     -------------------------------------------
                                  Name:
                                       -----------------------------------------
                                  Title:
                                        ----------------------------------------

                     EXHIBIT B TO MASTER CUSTODIAN AGREEMENT
                     ---------------------------------------

                             FORM OF TRANSFER NOTICE

                                     [DATE]
Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware  19890-1600
Attention:  Corporate Trust Administration

Dear Sir or Madam:

         The undersigned hereby notifies you of the transfer of [________] of the Capital Securities of First Bank Statutory Trust II, such transfer to be effective on [DATE OF TRANSFER]. In accordance with Section 7.9 of the Placement Agreement dated September 10, 2004 between the Offerors and the placement agents named therein (the "Placement Agreement"), periodic reports shall be delivered to [_______________] on each March 20, June 20, September 20 and December 20 during the term of the Capital Securities, commencing [___________], in the form attached thereto. Capitalized terms used in this notice and not otherwise defined shall have the meanings ascribed to such terms in the Placement Agreement.

         The undersigned hereby instructs you as Custodian to deliver the Original Securities certificate to Wilmington Trust Company, as Institutional Trustee (the "Trustee") under the Amended and Restated Trust Agreement dated September 20, 2004 among the Trustee, First Banks, Inc. and the administrative trustees named therein (the "Trust Agreement") for cancellation in accordance with the terms of the Trust Agreement and to deliver the Replacement Securities certificate to the Trustee for authentication in accordance with the terms of the Trust Agreement.

         By copy of this notice, the Institutional Trustee is hereby instructed to make the Replacement Securities certificate registered to [NAME, ADDRESS AND IDENTITY OF TRANSFEREE] in the liquidation amount of [_________] and bearing the identification number "CUSIP NO. [__________]" and to authenticate and deliver the Replacement Securities certificate to [_____________].

                              FIRST TENNESSEE BANK NATIONAL ASSOCIATION


                              By:
                                 -----------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                    --------------------------------------------




cc:      First Banks, Inc.
         Wilmington Trust Company, as Trustee

                                   EXHIBIT A-2
                                   -----------

                         FORM OF SUBSCRIPTION AGREEMENT
                         ------------------------------

                          FIRST BANK STATUTORY TRUST II
                                FIRST BANKS, INC.

                             SUBSCRIPTION AGREEMENT

                               September 20, 2004

         THIS SUBSCRIPTION AGREEMENT (this "Agreement") made among First Bank Statutory Trust II (the "Trust"), a statutory trust created under the Delaware Statutory Trust Act (Chapter 38 of Title 12 of the Delaware Code, 12 Del. C. ss.ss. 3801, et seq.), First Banks, Inc., a Missouri corporation, with its principal offices located at 135 North Meramec Avenue, Clayton, Missouri 63105 (the "Company" and, collectively with the Trust, the "Offerors"), and Preferred Term Securities XV, Ltd. (the "Purchaser").

                                    RECITALS:

         A. The Trust desires to issue 20,000 of its Floating Rate Capital Securities (the "Capital Securities"), liquidation amount $1,000.00 per Capital Security, representing an undivided beneficial interest in the assets of the Trust (the "Offering"), to be issued pursuant to an Amended and Restated Declaration of Trust (the "Declaration") by and among the Company, Wilmington Trust Company ("WTC"), the administrators named therein, and the holders (as defined therein), which Capital Securities are to be guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement between the Company and WTC, as trustee (the "Guarantee"); and

         B. The proceeds from the sale of the Capital Securities will be combined with the proceeds from the sale by the Trust to the Company of its common securities, and will be used by the Trust to purchase an equivalent amount of Floating Rate Junior Subordinated Deferrable Interest Debentures of the Company (the "Debentures") to be issued by the Company pursuant to an indenture to be executed by the Company and WTC, as trustee (the "Indenture"); and

         C. In consideration of the premises and the mutual representations and covenants hereinafter set forth, the parties hereto agree as follows:

                                    ARTICLE I

                     PURCHASE AND SALE OF CAPITAL SECURITIES

         1.1. Upon the execution of this Agreement, the Purchaser hereby agrees to purchase from the Trust 17,850 Capital Securities at a price equal to $1,000.00 per Capital Security (the "Purchase Price") and the Trust agrees to sell such Capital Securities to the Purchaser for said Purchase Price. The rights and preferences of the Capital Securities are set forth in the Declaration. The Purchase Price is payable in immediately available funds on September 20, 2004, or such other business day as may be designated by the Purchaser, but in no event later than September 30, 2004 (the "Closing Date"). The Offerors shall provide the Purchaser wire transfer instructions no later than 3 days prior to the Closing Date.

         1.2. The certificate for the Capital Securities shall be delivered by the Trust on the Closing Date to the Purchaser or its designee.

         1.3. The Placement Agreement, dated September 10, 2004 (the "Placement Agreement"), among the Offerors and the Placement Agents identified therein includes certain representations and warranties, covenants and conditions to closing and certain other matters governing the Offering. The Placement Agreement is hereby incorporated by reference into this Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under the Placement Agreement and shall be entitled to enforce the obligations of the Offerors under such Placement Agreement as fully as if the Purchaser were a party to such Placement Agreement.

                                   ARTICLE II

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

         2.1. The Purchaser understands and acknowledges that neither the Capital Securities, the Debentures nor the Guarantee have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any other applicable securities law, are being offered for sale by the Trust in transactions not requiring registration under the Securities Act, and may not be offered, sold, pledged or otherwise transferred by the Purchaser except in compliance with the registration requirements of the Securities Act or any other applicable securities laws, pursuant to an exemption therefrom or in a transaction not subject thereto.

         2.2. The Purchaser represents, warrants and certifies that (i) it is not a "U.S. person" as such term is defined in Rule 902 under the Securities Act, (ii) it is not acquiring the Capital Securities for the account or benefit of any such U.S. person, (iii) the offer and sale of Capital Securities to the Purchaser constitutes an "offshore transaction" under Regulation S of the Securities Act, and (iv) it will not engage in hedging transactions with regard to the Capital Securities unless such transactions are conducted in compliance with the Securities Act and the Purchaser agrees to the legends and transfer restrictions set forth on the Capital Securities certificate.

         2.3. The Purchaser represents and warrants that it is purchasing the Capital Securities for its own account, for investment, and not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act or other applicable securities laws, subject to any requirement of law that the disposition of its property be at all times within its control and subject to its ability to resell such Capital Securities pursuant to an effective registration statement under the Securities Act or under Rule 144A or any other exemption from registration available under the Securities Act or any other applicable Securities law.

         2.4. The Purchaser represents and warrants that it has full power and authority to execute and deliver this Agreement, to make the representations and warranties specified herein, and to consummate the transactions contemplated herein and it has full right and power to subscribe for Capital Securities and perform its obligations pursuant to this Agreement.

         2.5. The Purchaser, a Cayman Islands Company whose business includes issuance of certain notes and acquiring the Capital Securities and other similar securities, represents and warrants that it has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of purchasing the Capital Securities, has had the opportunity to ask questions of, and receive answers and request additional information from, the Offerors and is aware that it may be required to bear the economic risk of an investment in the Capital Securities.

         2.6. The Purchaser represents and warrants that no filing with, or authorization, approval, consent, license, order, registration, qualification or decree of, any governmental body, agency or court having jurisdiction over the Purchaser, other than those that have been made or obtained, is necessary or required for the performance by the Purchaser of its obligations under this Agreement or to consummate the transactions contemplated herein.

         2.7. The Purchaser represents and warrants that this Agreement has been duly authorized, executed and delivered by the Purchaser.

         2.8. The Purchaser represents and warrants that (i) the Purchaser is not in violation or default of any term of its Memorandum of Association or Articles of Association, of any provision of any mortgage, indenture, contract, agreement, instrument or contract to which it is a party or by which it is bound or of any judgment, decree, order, writ or, to its knowledge, any statute, rule or regulation applicable to the Purchaser which would prevent the Purchaser from performing any material obligation set forth in this Agreement; and (ii) the execution, delivery and performance of and compliance with this Agreement, and the consummation of the transactions contemplated herein, will not, with or without the passage of time or giving of notice, result in any such material violation, or be in conflict with or constitute a default under any such term, or the suspension, revocation, impairment, forfeiture or non-renewal of any permit, license, authorization or approval applicable to the Purchaser, its business or operations or any of its assets or properties which would prevent the Purchaser from performing any material obligations set forth in this Agreement.

         2.9. The Purchaser represents and warrants that the Purchaser is an exempted company with limited liability duly incorporated, validly existing and in good standing under the laws of the jurisdiction where it is organized, with full power and authority to perform its obligations under this Agreement.

         2.10. The Purchaser understands and acknowledges that the Company will rely upon the truth and accuracy of the foregoing acknowledgments, representations, warranties and agreements and agrees that, if any of the acknowledgments, representations, warranties or agreements deemed to have been made by it by its purchase of the Capital Securities are no longer accurate, it shall promptly notify the Company.

         2.11. The Purchaser understands that no public market exists for any of the Capital Securities, and that it is unlikely that a public market will ever exist for the Capital Securities.

                                   ARTICLE III

                                  MISCELLANEOUS

         3.1. Any notice or other communication given hereunder shall be deemed sufficient if in writing and sent by registered or certified mail, return receipt requested, international courier or delivered by hand against written receipt therefor, or by facsimile transmission and confirmed by telephone, to the following addresses, or such other address as may be furnished to the other parties as herein provided:

                  To the Offerors:          First Banks, Inc.
                                            135 North Meramec Avenue
                                            Clayton, Missouri  63105
                                            Attention:  Lisa K. Vansickle
                                            Fax:  314-592-6621

                  To the Purchaser:         Preferred Term Securities XV, Ltd.
                                            c/o Maples Finance Limited
                                            P.O. Box 1093 GT
                                            Queensgate House
                                            South Church Street
                                            George Town, Grand Cayman
                                            Cayman Islands
                                            Attention:  The Directors
                                            Fax:  345-945-7100

         Unless otherwise expressly provided herein, notices shall be deemed to have been given on the date of mailing, except notice of change of address, which shall be deemed to have been given when received.

         3.2. This Agreement shall not be changed, modified or amended except by a writing signed by the parties to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by the party to be charged.

         3.3. Upon the execution and delivery of this Agreement by the Purchaser, this Agreement shall become a binding obligation of the Purchaser with respect to the purchase of Capital Securities as herein provided.

         3.4. NOTWITHSTANDING THE PLACE WHERE THIS AGREEMENT MAY BE EXECUTED BY ANY OF THE PARTIES HERETO, THE PARTIES EXPRESSLY AGREE THAT ALL THE TERMS AND PROVISIONS HEREOF SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

         3.5. The parties agree to execute and deliver all such further documents, agreements and instruments and take such other and further action as may be necessary or appropriate to carry out the purposes and intent of this Agreement.

         3.6. This Agreement may be executed in one or more counterparts each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

         3.7. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Offerors' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, I have set my hand the day and year first written above.



PREFERRED TERM SECURITIES XV, LTD.


By:
   --------------------------------------------------
Print Name:
           ------------------------------------------
Title:
      -----------------------------------------------

         IN WITNESS WHEREOF, this Subscription Agreement is agreed to and accepted as of the day and year first written above.


                          FIRST BANK, INC.


                          By:
                             ---------------------------------------------------

                          Name:
                               -------------------------------------------------

                          Title:
                                ------------------------------------------------



                          FIRST BANK STATUTORY TRUST II


                          By:
                             ---------------------------------------------------

                          Name:
                               -------------------------------------------------

                          Title:  Administrator

                                   EXHIBIT B-1
                                   -----------

                         FORM OF COMPANY COUNSEL OPINION
                         -------------------------------

                               September 20, 2004

First Tennessee Bank National Association       FTN Financial Capital Markets
845 Crossover Lane, Suite 150                   845 Crossover Lane, Suite 150
Memphis, Tennessee  38117                       Memphis, Tennessee  38117

Preferred Term Securities XV, Ltd.              Keefe, Bruyette & Woods, Inc.
c/o Maples Finance Limited                      787 7th Avenue, 4th Floor
P. O. Box 1093 GT                               New York, New York  10019
Queensgate House
South Church Street                             Wilmington Trust Company
George Town, Grand Cayman                       Rodney Square North
Cayman Islands                                  1100 North Market Street
                                                Wilmington, Delaware  19890-1600

Ladies and Gentlemen:

         We have acted as counsel to First Banks, Inc. (the "Company"), a Missouri corporation in connection with a certain Placement Agreement, dated September 10, 2004, (the "Placement Agreement"), between the Company and First Bank Statutory Trust II (the "Trust"), on one hand, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (the "Placement Agents"), on the other hand. Pursuant to the Placement Agreement, and subject to the terms and conditions stated therein, the Trust will issue and sell to First Tennessee Bank National Association and Preferred Term Securities XV, Ltd. (the "Purchasers"), $20,000,000.00 aggregate principal amount of Floating Rate Capital Securities (liquidation amount $1,000.00 per capital security) (the "Capital Securities").

         Capitalized terms used herein and not otherwise defined shall have the same meanings ascribed to them in the Placement Agreement.

         The law covered by the opinions expressed herein is limited to the law of the United States of America and of the State of Missouri.

         We have made such investigations of law as, in our judgment, were necessary to render the following opinions. We have also reviewed (a) the Company's Articles of Incorporation, as amended, and its By-Laws, as amended; and (b) such corporate documents, records, information and certificates of the Company and the Subsidiaries, certificates of public officials or government authorities and other documents as we have deemed necessary or appropriate as a basis for the opinions hereinafter expressed. As to certain facts material to our opinions, we have relied, with your permission, upon statements, certificates or representations, including those delivered or made in connection with the above-referenced transaction, of officers and other representatives of the Company and the Subsidiaries and the Trust.

         As used herein, the phrases "to the best of our knowledge" or "known to us" or other similar phrases mean the actual knowledge of the attorneys who have had active involvement in the transactions described above or who have prepared or signed this opinion letter, or who otherwise have devoted substantial attention to legal matters for the Company.

         Based upon and subject to the foregoing and the further qualifications set forth below, we are of the opinion as of the date hereof that:

         1. The Company is validly existing and in good standing under the laws of the State of Missouri and is duly registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Each of the Significant Subsidiaries is validly existing and in good standing under the laws of its
jurisdiction  of   organization.   Each  of  the  Company  and  the  Significant
Subsidiaries has full corporate power and authority to own or lease its properties and to conduct its business as such business is currently conducted in all material respects. To the best of our knowledge, all outstanding shares of capital stock of the Significant Subsidiaries have been duly authorized and validly issued, and are fully paid and nonassessable except to the extent such shares may be deemed assessable under 12 U.S.C. Section 1831o or 12 U.S.C.
Section 55, and are owned of record and beneficially, directly or indirectly, by the Company.

         2. The issuance, sale and delivery of the Debentures in accordance with the terms and conditions of the Placement Agreement and the Operative Documents have been duly authorized by all necessary actions of the Company. The issuance, sale and delivery of the Debentures by the Company and the issuance, sale and delivery of the Capital Securities and the Common Securities by the Trust do not give rise to any preemptive or other rights to subscribe for or to purchase any shares of capital stock or equity securities of the Company or the Significant Subsidiaries pursuant to the corporate Articles of Incorporation or Charter, By-Laws or other governing documents of the Company or the Significant Subsidiaries, or, to the best of our knowledge, any agreement or other instrument to which either the Company or the Subsidiaries is a party or by which the Company or the Significant Subsidiaries may be bound.

         3. The Company has all requisite corporate power to enter into and perform its obligations under the Placement Agreement and the Subscription Agreements, and the Placement Agreement and the Subscription Agreements have been duly and validly authorized, executed and delivered by the Company and constitute the legal, valid and binding obligations of the Company enforceable in accordance with their terms, except as the enforcement thereof may be limited by general principles of equity and by bankruptcy or other laws affecting creditors' rights generally, and except as the indemnification and contribution provisions thereof may be limited under applicable laws and certain remedies may not be available in the case of a non-material breach.

         4. Each of the Indenture, the Trust Agreement and the Guarantee Agreement has been duly authorized, executed and delivered by the Company, and is a valid and legally binding obligation of the Company enforceable in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity.

         5. The Debentures have been duly authorized, executed and delivered by the Company, are entitled to the benefits of the Indenture and are legal, valid and binding obligations of the Company enforceable against the Company in accordance with their terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity.

         6. To the best of our knowledge, neither the Company, the Trust, nor any of the Subsidiaries is in breach or violation of, or default under, with or without notice or lapse of time or both, its Articles of Incorporation or Charter, By-Laws or other governing documents (including without limitation, the Trust Agreement). The execution, delivery and performance of the Placement Agreement and the Operative Documents and the consummation of the transactions contemplated by the Placement Agreement and the Operative Documents do not and will not (i) result in the creation or imposition of any material lien, claim, charge, encumbrance or restriction upon any property or assets of the Company or the Subsidiaries, or (ii) conflict with, constitute a material breach or violation of, or constitute a material default under, with or without notice or lapse of time or both, any of the terms, provisions or conditions of (A) the Articles of Incorporation or Charter, By-Laws or other governing documents of the Company or the Subsidiaries, or (B) to the best of our knowledge, any material contract, indenture, mortgage, deed of trust, loan or credit agreement, note, lease, franchise, license or any other agreement or instrument to which the Company or the Subsidiaries is a party or by which any of them or any of their respective properties may be bound or (C) any order, decree, judgment, franchise, license, permit, rule or regulation of any court, arbitrator, government, or governmental agency or instrumentality, domestic or foreign, known to us having jurisdiction over the Company or the Subsidiaries or any of their respective properties which, in the case of each of (i) or (ii) above, is material to the Company and the Subsidiaries on a consolidated basis.

         7. Except for filings, registrations or qualifications that may be required by applicable securities laws, no authorization, approval, consent or order of, or filing, registration or qualification with, any person (including, without limitation, any court, governmental body or authority) is required under the laws of the State of Missouri in connection with the transactions contemplated by the Placement Agreement and the Operative Documents in connection with the offer and sale of the Capital Securities as contemplated by the Placement Agreement and the Operative Documents.

         8. To the best of our knowledge (i) no action, suit or proceeding at law or in equity is pending or threatened to which the Company, the Trust or the Subsidiaries are or may be a party, and (ii) no action, suit or proceeding is pending or threatened against or affecting the Company, the Trust or the Subsidiaries or any of their properties, before or by any court or governmental official, commission, board or other administrative agency, authority or body, or any arbitrator, wherein an unfavorable decision, ruling or finding could reasonably be expected to have a material adverse effect on the consummation of the transactions contemplated by the Placement Agreement and the Operative Documents or the issuance and sale of the Capital Securities as contemplated therein or the condition (financial or otherwise), earnings, affairs, business, or results of operations of the Company, the Trust and the Subsidiaries on a consolidated basis.

         9. Assuming the truth and accuracy of the representations and warranties of the Placement Agents in the Placement Agreement and the Purchasers in the Subscription Agreements, it is not necessary in connection with the offering, sale and delivery of the Capital Securities, the Debentures and the Guarantee Agreement (or the Guarantee) to register the same under the Securities Act of 1933, as amended, under the circumstances contemplated in the Placement Agreement and the Subscription Agreements.

         10. Neither the Company nor the Trust is or after giving effect to the offering and sale of the Capital Securities and the consummation of the transactions described in the Placement Agreement will be, an "investment company" or an entity "controlled" by an "investment company," in each case within the meaning of the Investment Company Act of 1940, as amended, without regard to Section 3(c) of such Act.

         The opinion expressed in the first two sentences of numbered paragraph 1 of this opinion is based solely upon certain certificates and confirmations issued by the applicable governmental officer or authority with respect to each of the Company and the Significant Subsidiaries.

         With respect to the foregoing opinions, since no member of this firm is actively engaged in the practice of law in the States of Delaware or New York, we do not express any opinions as to the laws of such states and have (i) relied, with your approval, upon the opinion of Richards, Layton & Finger, P.A. with respect to matters of Delaware law and (ii) assumed, with your approval and without rendering any opinion to such effect, that the laws of the State of New York, in all respects material to this opinion, are substantively identical to the laws of the State of Missouri, without regard to conflict of law provisions.

         The opinions  expressed  herein are rendered to you solely  pursuant to
Section 3.1(a) of the Placement Agreement. As such, they may be relied upon by you only and may not be used or relied upon by any other person for any purpose whatsoever without our prior written consent.

                                           Very truly yours,

                                   EXHIBIT B-2
                                   -----------

                        FORM OF DELAWARE COUNSEL OPINION
                        --------------------------------

To Each of the Persons
Listed on Schedule A Hereto

               Re: First Bank Statutory Trust II
                   -----------------------------

Ladies and Gentlemen:

               We have acted as special Delaware counsel for First Bank Statutory Trust II, a Delaware statutory trust (the "Trust"), in connection with the matters set forth herein. At your request, this opinion is being furnished to you.

               For purposes of giving the opinions hereinafter set forth, our examination of documents has been limited to the examination of originals or copies of the following:

               (a) The Certificate of Trust of the Trust (the "Certificate of Trust"), as filed in the office of the Secretary of State of the State of Delaware (the "Secretary of State") on September 9, 2004;

               (b) The Declaration of Trust, dated as of September 9, 2004, among First Banks, Inc., a Missouri corporation (the "Company"), Wilmington
Trust Company, a Delaware banking corporation ("WTC"), as trustee and the administrators named therein (the "Administrators");

               (c) The Amended and Restated Declaration of Trust of the Trust, dated as of September 20, 2004 (including the form of Capital Securities Certificate attached thereto as Exhibits A-1 and A-2 and the terms of the Capital Securities attached as Annex I) (the "Declaration of Trust"), among the Company, as sponsor, WTC, as Delaware trustee (the "Delaware Trustee") and institutional trustee (the "Institutional Trustee"), the Administrators and the holders, from time to time, of undivided beneficial interests in the assets of the Trust;

               (d) The Placement Agreement, dated September 10, 2004 (the "Placement Agreement"), among the Company, the Trust, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents;

               (e) The Subscription Agreements, dated September 20, 2004 (the "Subscription Agreements"), among (i) the Trust, the Company and Preferred Term Securities XV, Ltd. and (ii) the Trust, the Company and First Tennessee Bank National Association (the documents identified in items (c) through (e) being collectively referred to as the "Operative Documents");

               (f) The Capital Securities being issued on the date hereof (the "Capital Securities");

               (g) The Common Securities being issued on the date hereof (the "Common Securities") (the documents identified in items (f) and (g) being collectively referred to as the "Trust Securities"); and

               (h) A Certificate of Good Standing for the Trust, dated September 17, 2004, obtained from the Secretary of State.

               Capitalized terms used herein and not otherwise defined are used as defined in the Declaration of Trust, except that reference herein to any document shall mean such document as in effect on the date hereof. This opinion is being delivered pursuant to Section 3.1 of the Placement Agreement.

               For purposes of this opinion, we have not reviewed any documents other than the documents listed in paragraphs (a) through (h) above. In particular, we have not reviewed any document (other than the documents listed in paragraphs (a) through (h) above) that is referred to in or incorporated by reference into the documents reviewed by us. We have assumed that there exists no provision in any document that we have not reviewed that is inconsistent with the opinions stated herein. We have conducted no independent factual investigation of our own but rather have relied solely upon the foregoing documents, the statements and information set forth therein and the additional matters recited or assumed herein, all of which we have assumed to be true, complete and accurate in all material respects.

               With respect to all documents examined by us, we have assumed (i) the authenticity of all documents submitted to us as authentic originals, (ii) the conformity with the originals of all documents submitted to us as copies or forms, and (iii) the genuineness of all signatures.

               For purposes  of this  opinion,  we have  assumed  (i)  that  the
Declaration of Trust constitutes the entire agreement among the parties thereto with respect to the subject matter thereof, including with respect to the creation, operation, and termination of the Trust, and that the Declaration of Trust and the Certificate of Trust are in full force and effect and have not been amended further, (ii) that there are no proceedings pending or contemplated, for the merger, consolidation, liquidation, dissolution or termination of the Trust, (iii) except to the extent provided in paragraph 1 below, the due creation, due formation or due organization, as the case may be, and valid existence in good standing of each party to the documents examined by us under the laws of the jurisdiction governing its creation, formation or organization, (iv) that each party to the documents examined by us is qualified to do business in each jurisdiction where such qualification is required generally or necessary in order for such party to enforce its rights under the documents examined by us, (v) the legal capacity of each natural person who is a party to the documents examined by us, (vi) except to the extent set forth in paragraph 2 below, that each of the parties to the documents examined by us has the power and authority to execute and deliver, and to perform its obligations under, such documents, (vii) except to the extent provided in paragraph 3 below, that each of the parties to the documents examined by us has duly authorized, executed and delivered such documents, (viii) the receipt by each Person to whom a Capital Security is to be issued by the Trust (the "Capital Security Holders") of a Capital Security Certificate for the Capital Security and the payment for the Capital Securities acquired by it, in accordance with the Declaration of Trust and the Subscription Agreements, (ix) that the Capital Securities are issued and sold to the Holders of the Capital Securities in accordance with the Declaration of Trust and the Subscription Agreements, (x) the receipt by the Person (the "Common Securityholder") to whom the common securities of the Trust representing common undivided beneficial interests in the assets of the Trust (the "Common Securities" and, together with the Capital Securities, the "Trust Securities") are to be issued by the Trust of a Common Security Certificate for the Common Securities and the payment for the Common Securities acquired by it, in accordance with the Declaration of Trust, (xi) that the Common Securities are issued and sold to the Common Securityholder in accordance with the Declaration of Trust, (xii) that each of the parties to the documents reviewed by us has agreed to and received the stated consideration for the incurrence of its obligations under such documents and (xiii) that each of the documents reviewed by us (other than the Declaration of Trust) is a legal, valid, binding and enforceable obligation of the parties thereto in accordance with the terms thereof. We have not participated in the preparation of any offering materials with respect to the Trust Securities and assume no responsibility for its contents.

               This opinion  is  limited  to the laws of the  State of  Delaware
(excluding the securities laws of the State of Delaware), and we have not considered and express no opinion on the laws of any other jurisdiction, including federal laws and rules and regulations relating thereto. Our opinions are rendered only with respect to Delaware laws and rules, regulations and orders thereunder that are currently in effect.

               We express no opinion as to (i) the effect of suretyship defenses, or defenses in the nature thereof, with respect to the obligations of any applicable guarantor, joint obligor, surety, accommodation party, or other secondary obligor or any provisions of the Trust Agreement with respect to indemnification or contribution and (ii) the accuracy or completeness of any exhibits or schedules to the Operative Documents. No opinion is given herein as to the choice of law or internal substantive rules of law that any court or other tribunal may apply to the transactions contemplated by the Operative Documents.

               We express no opinion as to the enforceability of any particular provision of the Trust Agreement or the other Operative Documents relating to remedies after default.

               We express no opinion as to the enforceability of any particular provision of any of the Operative Documents relating to (i) waivers of rights to object to jurisdiction or venue, or consents to jurisdiction or venue, (ii) waivers of rights to (or methods of) service of process, or rights to trial by jury, or other rights or benefits bestowed by operation of law, (iii) waivers of any applicable defenses, setoffs, recoupments, or counterclaims, (iv) waivers or variations of provisions which are not capable of waiver or variation under the Uniform Commercial Code ("UCC") of the State, (v) the grant of powers of attorney to any person or entity, or (vi) exculpation or exoneration clauses, indemnity clauses, and clauses relating to releases or waivers of unmatured claims or rights.

               We have made no examination of, and no opinion is given herein as to the Trustee's or the Trust's title to or other ownership rights in, or the existence of any liens, charges or encumbrances on, or adverse claims against, any asset or property held by the Institutional Trustee or the Trust. We express no opinion as to the creation, validity, attachment, perfection or priority of any mortgage, security interest or lien in any asset or property held by the Institutional Trustee or the Trust.

               We express no opinion as to the effect of events occurring, circumstances arising, or changes of law becoming effective or occurring, after the date hereof on the matters addressed in this opinion letter, and we assume no responsibility to inform you of additional or changed facts, or changes in law, of which we may become aware.

               We express no opinion as to any requirement that any party to the Operative Documents (or any other persons or entities purportedly entitled to the benefits thereof) qualify or register to do business in any jurisdiction in order to be able to enforce its rights thereunder or obtain the benefits thereof.

               Based upon the foregoing, and upon our examination of such questions of law and statutes of the State of Delaware as we have considered necessary or appropriate, and subject to the assumptions, qualifications, limitations and exceptions set forth herein, we are of the opinion that:

               1. The  Trust  has  been  duly created and is validly existing in good standing as a statutory trust under the Delaware Statutory Trust Act (12 Del. C. ss. 3801, et seq.) (the "Act"). All filings required under the laws
    ------            ------
of the State of Delaware with respect to the creation and valid existence of the Trust as a statutory trust have been made.

               2. Under the Declaration of Trust and the Act, the Trust has the trust power and authority to (A) execute and deliver the Operative Documents,
(B) perform its obligations under such Operative Documents and (C) issue the Trust Securities.

               3. The execution and delivery by the Trust of the Operative Documents, and the performance by the Trust of its obligations thereunder, have been duly authorized by all necessary trust action on the part of the Trust.

               4. The Declaration of Trust constitutes a legal, valid and binding obligation of the Company, the Trustees and the Administrators, and is enforceable against the Company, the Trustees and the Administrators, in accordance with its terms.

               5. Each of the Operative Documents constitutes a legal, valid and binding obligation of the Trust, enforceable against the Trust, in accordance with its terms.

               6. The Capital Securities have been duly authorized for issuance by the Declaration of Trust, and, when duly executed and delivered to and paid for by the purchasers thereof in accordance with the Declaration of Trust, the Subscription Agreements and the Placement Agreement, the Capital Securities will be validly issued, fully paid and, subject to the qualifications set forth in paragraph 8 below, nonassessable undivided beneficial interests in the assets of the Trust and will entitle the Capital Securities Holders to the benefits of the Declaration of Trust. The issuance of the Capital Securities is not subject to preemptive or other similar rights under the Act or the Declaration of Trust.

               7. The Common Securities have been duly authorized for issuance by the Declaration of Trust and, when duly executed and delivered to the Company as Common Security Holder in accordance with the Declaration of Trust, will be validly issued, fully paid and, subject to paragraph 8 below and Section 9.1(b) of the Declaration of Trust (which provides that the Holder of the Common Securities are liable for debts and obligations of Trust), nonassessable undivided beneficial interests in the assets of the Trust and will entitle the Common Security Holder to the benefits of the Declaration of Trust. The issuance of the Common Securities is not subject to preemptive or other similar rights under the Act or the Declaration of Trust.

               8. Under the Declaration of Trust and the Act, the Holders of the Capital Securities, as beneficial owners of the Trust, will be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware. We note that the Holders of the Capital Securities and the Holder of the Common Securities may be obligated, pursuant to the Declaration of Trust,
(A) to provide indemnity and/or security in connection with and pay taxes or governmental charges arising from transfers or exchanges of Capital Security Certificates and the issuance of replacement Capital Security Certificates, and
(B) to provide security or indemnity in connection with requests of or directions to the Institutional Trustee to exercise its rights and powers under the Declaration of Trust.

               9. Neither the execution, delivery and performance by the Trust of the Operative Documents, nor the consummation by the Trust of any of the transactions contemplated thereby, requires the consent or approval of, the authorization of, the withholding of objection on the part of, the giving of notice to, the filing, registration or qualification with, or the taking of any other action in respect of, any governmental authority or agency of the State of Delaware, other than the filing of the Certificate of Trust with the Secretary of State (which Certificate of Trust has been duly filed).

               10. Neither the execution,  delivery and performance by the Trust of the Trust Documents, nor the consummation by the Trust of the transactions contemplated thereby, (i) is in violation of the Trust Agreement or of any law, rule or regulation of the State of Delaware applicable to the Trust or (ii) to the best of our knowledge, without independent investigation, violates, contravenes or constitutes a default under, or results in a breach of or in the creation of any lien (other than as permitted by the Operative Documents) upon any property of the Trust under any indenture, mortgage, chattel mortgage, deed of trust, conditional sales contract, bank loan or credit agreement, license or other agreement or instrument to which the Trust is a party or by which it is bound.

               11. Assuming that the Trust will not be taxable as a corporation for federal income tax purposes, but rather will be classified for such purposes as a grantor trust under Subpart E, Part I of Subchapter J of the Internal Revenue Code of 1986, as amended, the Trust will not be subject to any tax, fee or governmental charge under the laws of the State of Delaware.

               The opinions expressed in paragraph 4, 5, 6, 7 and 8 above are subject, as to enforcement, to the effect upon the Declaration of Trust of (i) bankruptcy, insolvency, moratorium, receivership, reorganization, liquidation, fraudulent conveyance and transfer, and other similar laws relating to or affecting the rights and remedies of creditors generally, (ii) principles of equity, including applicable law relating to fiduciary duties (regardless of whether considered and applied in a proceeding in equity or at law), and (iii) the effect of applicable public policy on the enforceability of provisions relating to indemnification or contribution.

               We consent to your relying as to matters of Delaware law upon this opinion in connection with the Placement Agreement. We also consent to Lewis, Rice & Fingersh, L.C.'s and Stinson Morrison Hecker LLP's relying as to matters of Delaware law upon this opinion in connection with opinions to be rendered by them on the date hereof pursuant to the Placement Agreement.

               Except as stated above, without our prior written consent, this opinion may not be furnished or quoted to, or relied upon by, any other Person for any purpose.

                                             Very truly yours,

                                   SCHEDULE A
                                   ----------

Wilmington Trust Company

FTN Financial Capital Markets

Keefe, Bruyette & Woods, Inc.

First Tennessee Bank National Association

Preferred Term Securities XV, Ltd.

Preferred Term Securities XV, Inc.

First Banks, Inc.

                                   EXHIBIT B-3
                                   -----------

                           FORM OF TAX COUNSEL OPINION
                           ---------------------------


First Banks, Inc.
135 North Meramec Avenue
Clayton, Missouri  63105

First Bank Statutory Trust II
c/o First Banks, Inc.
135 North Meramec Avenue
Clayton, Missouri  63105

FTN Financial Capital Markets
845 Crossover Lane, Suite 150
Memphis, Tennessee  38117

Keefe, Bruyette & Woods, Inc.
787 7th Avenue
4th Floor
New York, New York 10019

Ladies and Gentlemen:

         We have acted as special tax counsel to First Banks, Inc. and to First Bank Statutory Trust II in connection with the proposed issuance of (i) Floating Rate Capital Securities, liquidation amount $1,000.00 per Capital Security (the "Capital Securities") of First Bank Statutory Trust II, a statutory business trust created under the laws of Delaware (the "Trust"), pursuant to the terms of the Amended and Restated Declaration of Trust dated as of the date hereof by First Banks, Inc., a Missouri corporation (the "Company"), Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators (the "Trust Agreement"), (ii) Junior Subordinated Deferrable Interest Debentures (the "Corresponding Debentures") of the Company issued pursuant to the terms of an Indenture dated as of the date hereof from the Company to Wilmington Trust Company, as trustee (the "Indenture"), which Debentures are to be sold by the Company to the Trust, and (iii) the Guarantee Agreement of the Company with respect to the Capital Securities dated as of the date hereof (the "Guarantee") between the Company and Wilmington Trust Company, as guarantee trustee. The portion of the Capital Securities and the Corresponding Debentures to be purchased by Preferred Term Securities XV, Ltd. are to be issued as contemplated by the Offering Circular (the "Offering Circular") dated September 10, 2004 prepared by Preferred Term Securities XV, Ltd., an entity formed under the Companies Law of the Cayman Islands, and Preferred Term Securities XV, Inc., a Delaware corporation.

         We have examined originals or copies, certified or otherwise identified to our satisfaction, of documents, corporate records and other instruments as we have deemed necessary or appropriate for purposes of this opinion including (i) the Offering Circular, (ii) the Indenture, (iii) the form of the Corresponding Debentures attached as an exhibit to the Indenture, (iv) the Trust Agreement,
(v) the Guarantee, and (vi) the form of Capital Securities Certificate attached as an exhibit to the Trust Agreement (collectively the "Documents"). Furthermore, we have relied upon certain representations made by the Company and upon the opinion of Richards, Layton & Finger, P.A. as to certain matters of

Delaware law. In such examination, we have assumed the authenticity of all documents submitted to us as originals, the conformity to original documents of all documents submitted to us as certified or photostatic copies, the authenticity of the originals of such latter documents, the genuineness of all signatures and the correctness of all representations made therein. We have further assumed that there are no agreements or understandings contemplated therein other than those contained in the Documents.

         Based upon the foregoing, and assuming (i) that the final Documents will be substantially identical to the forms examined, (ii) full compliance with all the terms of the final Documents, and (iii) the accuracy of representations made by the Company and delivered to us, we are of the opinion that:

         (a) The Corresponding Debentures will be classified as indebtedness of the Company for U.S. federal income tax purposes.

         (b) The Trust will be characterized as a grantor trust and not as an association taxable as a corporation for U.S. federal income tax purposes.

         The opinions expressed above are based on existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing Treasury regulations, published interpretations by the Internal Revenue Service of the Code and such Treasury regulations, and existing court decisions, any of which could be changed at any time. Any such changes may or may not be retroactively applied, and may result in federal income tax consequences that differ from those reflected in the opinions set forth above. We note that there is no authority directly on point dealing with securities such as the Capital
Securities or with transactions of the type described herein, and that the authorities on which this opinion is based are subject to various interpretations. Further, you should be aware that opinions of counsel have no official status and are not binding on the Internal Revenue Service or the courts. Accordingly, we can provide no assurance that the interpretation of the federal income tax laws set forth in our opinions will prevail if challenged by the IRS in an administrative or judicial proceeding.

         We have also assumed that each transaction contemplated herein will be carried out strictly in accordance with the Documents. Any variance in the facts may result in Federal income tax consequences that differ from those reflected in the opinions set forth above.

         Additionally, we undertake no obligation to update this opinion in the event there is either a change in the legal authorities, in the facts (including the taking of any action by any party to any of the transactions described in the Documents relating to such transactions) or in the Documents on which this opinion is based, or an inaccuracy in any of the representations upon which we have relied in rendering this opinion.

         We express no opinion with respect to any matter not specifically addressed by the foregoing opinions, including state or local tax consequences, or any federal, state, or local issue not specifically referred to and discussed above including, without limitation, the effect on the matters covered by this opinion of the laws of any other jurisdiction.

         This letter is delivered for the benefit of the specified addressees and may not be relied upon by any other person. No portion of this letter may be quoted or otherwise referred to in any document or delivered to any other person or entity without the express written consent of Lewis, Rice & Fingersh, L.C. This opinion letter is rendered as of the date set forth above.

                          Very truly yours,

                          LEWIS, RICE & FINGERSH, L.C.

Lewis, Rice & Fingersh, L.C.
500 N. Broadway, Suite 2000
St. Louis, Missouri  63102
Attention:  Lawrence H. Weltman, Esq.


         Re: Representations Concerning the Issuance of Junior Subordinated Deferrable Interest Debentures (the "Debentures") to First Bank Statutory Trust II (the "Trust") and Sale of Trust Securities (the "Trust Securities") of the Trust

Ladies and Gentlemen:

         In accordance with your request, First Banks, Inc. (the "Company") hereby makes the following representations in connection with the preparation of your opinion letter as to the United States federal income tax consequences of the issuance by the Company of the Debentures to the Trust and the sale of the Trust Securities.

         Company hereby represents that:

         1. The sole assets of the Trust will be the Debentures, any interest paid on the Debentures to the extent not distributed, proceeds of the Debentures, or any of the foregoing.

         2. The Company intends to use the net proceeds from the sale of the Debentures for general corporate purposes.

         3. The Trust was not formed to conduct any trade or business and is not authorized to conduct any trade or business. The Trust exists for the exclusive purposes of (i) issuing and selling the Trust Securities, (ii) using the proceeds from the sale of Trust Securities to acquire the Debentures, and (iii) engaging only in activities necessary or incidental thereto.

         4. The Trust was formed to facilitate direct investment in the assets of the Trust, and the existence of multiple classes of ownership is incidental to that purpose. There is no intent to provide holders of such interests in the Trust with diverse interests in the assets of the Trust.

         5. The Company intends to create a debtor-creditor relationship between the Company, as debtor, and the Trust, as a creditor, upon the issuance and sale of the Debentures to the Trust by the Company. The Company will (i) record and at all times continue to reflect the Debentures as indebtedness on its separate books and records for financial accounting purposes, and (ii) treat the Debentures as indebtedness for all United States tax purposes.

         6. During each year, the Trust's income will consist solely of payments made by the Company with respect to the Debentures. Such payments will not be derived from the active conduct of a financial business by the Trust. Both the Company's obligation to make such payments and the measurement of the amounts payable by the Company are defined by the terms of the Debentures. Neither the Company's obligation to make such payments nor the measurement of the amounts payable by the Company is dependent on income or profits of Company or any affiliate of the Company.

         7. The Company expects that it will be able to make, and will make, timely payment of amounts identified by the Debentures as principal and interest in accordance with the terms of the Debentures with available capital or accumulated earnings.

         8. The Company presently has no intention to defer interest payments on the Debentures, and it considers the likelihood of such a deferral to be remote because, if it were to exercise its right to defer payments of interest with respect to the Debentures, it would not be permitted to declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any capital stock of the Company or any affiliate of the Company (other than payments of dividends or distributions to the Company) or make any payment of principal of or interest or premium, if any, on or repay, repurchase, or redeem any debt securities of the Company or any affiliate of the Company that rank pari passu in all respects with or junior in interest to the Debentures, in each case subject to limited exceptions stated in
Section 2.11 of the Indenture to be entered into in connection with the issuance of the Debentures.

         9. Immediately after the issuance of the Debentures, the debt-to-equity ratio of the Company (as determined for financial accounting purposes, but excluding deposit liabilities from the Company's debt) will be within standard depository institution industry norms and, in any event, will be no higher than four to one (4 : 1).

         10. To the best of our knowledge, the Company is currently in compliance with all federal, state, and local capital requirements, except to the extent that failure to comply with any such requirements would not have a material adverse effect on the Company and its affiliates.

         11. The Company will not issue any class of common stock or preferred stock senior to the Debentures during their term.

         12. The Internal Revenue Service has not challenged the interest deduction on any class of the Company's subordinated debt in the last ten (10) years on the basis that such debt constitutes equity for federal income tax purposes.

         The above representations are accurate as of the date below and will continue to be accurate through the issuance of the Trust Securities, unless you are otherwise notified by us in writing. The undersigned understands that you will rely on the foregoing in connection with rendering certain legal opinions, and possesses the authority to make the representations set forth in this letter on behalf of the Company.

                                                 Very truly yours,

                                                 FIRST BANK, INC.


Date: September 13, 2004                         By:____________________________

                                                 Title:_________________________

                                    EXHIBIT C
                                    ---------

                            SIGNIFICANT SUBSIDIARIES
                            ------------------------

The San Francisco Company

First Bank

                                    EXHIBIT D
                                    ---------

                            FORM OF QUARTERLY REPORT
                            ------------------------


The Bank of New York
Collateralized Debt Obligation Group
101 Barclay Street, 8E
New York, New York  10286
Attention:  Franco B. Talavera
CDO Relationship Manager

BANK HOLDING COMPANY
As of [March 31, June 30, September 30 or December 31], 20__

Tier 1 to Risk Weighted Assets                                                _________%

Ratio of Double Leverage                                                      _________%

Non-Performing Assets to Loans and OREO                                       _________%

Ratio of Reserves to Non-Performing Loans                                     _________%

Ratio of Net Charge-Offs to Loans                                             _________%

Return on Average Assets (annualized)**                                       _________%

Net Interest Margin (annualized)**                                            _________%

Efficiency Ratio                                                              _________%

Ratio of Loans to Assets                                                      _________%

Ratio of Loans to Deposits                                                    _________%

Total Assets                                                                 $__________

Year to Date Income                                                          $__________

-------------------
*A table describing the quarterly report calculation procedures is provided on page D-2

** To annualize Return on Average Assets and Net Interest Margin do the following:
1st Quarter-multiply income statement item by 4, then  divide by balance sheet item(s)
2nd Quarter-multiply income statement item by 2, then divide by  balance sheet item(s)
3rd Quarter-divide income statement item by 3, then multiply by 4, then  divide by balance sheet item(s)
4th Quarter-should  already be  an annual number
NO ADJUSTMENT SHOULD BE MADE TO BALANCE SHEET ITEMS



                              Financial Definitions


----------------------- -------------------------------------------------- ---------------------------------------------------
Report Item             Corresponding  FRY-9C or LP Line  Items with Line
                        Item corresponding Schedules                       Description of Calculation
----------------------- -------------------------------------------------- ---------------------------------------------------
"Tier  1  Capital"  to  BHCK7206                                           Tier  1  Risk   Ratio:   Core  Capital   (Tier  1)/
Risk Weighted Assets    Schedule HC-R                                      Risk-Adjusted Assets
----------------------- -------------------------------------------------- ---------------------------------------------------
Ratio    of     Double  (BHCP0365)/(BHCP3210)                              Total  equity  investments in subsidiaries  divided
Leverage                Schedule PC  in the LP                             by  the   total  equity  capital.   This  field  is
                                                                           calculated    at   the   parent    company   level.
                                                                           "Subsidiaries"    include    bank,   bank   holding
                                                                           company, and nonbank subsidiaries.
----------------------- -------------------------------------------------- ---------------------------------------------------
Non-Performing  Assets  (BHCK5525-BHCK3506+BHCK5526-BHCK3507+BHCK2744)/    Total+Nonperforming  Assets  (NPLs+Foreclosed  Real
to Loans and OREO       (BHCK2122+BHCK2774)Schedules HC-C, HC-M & HC-N     Estate+Other  Nonaccrual  &  Repossessed   Assets)/
                                                                           Total Loans + Foreclosed Real Estate
----------------------- -------------------------------------------------- ---------------------------------------------------
Ratio of  Reserves  to  (BHCK3123+BHCK3128)/(BHCK5525-BHCK3506+BHCK5526-   Total  Loan   Loss  and  Allocated   Transfer  Risk
Non-Performing Loans    BHCK3507) Schedules HC & HC-N                       Reserves/ Total  Nonperforming  Loans (Nonaccrual +
                                                                           Restructured)
----------------------- -------------------------------------------------- ---------------------------------------------------
Ratio      of      Net  (BHCK4635-BHCK4605)/(BHCK3516)                     Net charge offs for the period as  a percentage  of
Charge-Offs to Loans    Schedules HI-B & HC-K                              average loans.
----------------------- -------------------------------------------------- ---------------------------------------------------
Return on Assets        (BHCK4340/BHCK3368)                                Net Income as a percentage of Assets.
                         Schedules HI & HC-K
----------------------- -------------------------------------------------- ---------------------------------------------------
Net Interest Margin     (BHCK4519)/(BHCK3515+BHCK3365+BHCK3516+BHCK3401    (Net Interest Income Fully Taxable  Equivalent,  if
                         +BHCK985) Schedules HI Memorandum and HC-K        available / Average Earning Assets)
----------------------- -------------------------------------------------- ---------------------------------------------------
Efficiency Ratio        (BHCK4093)/(BHCK4519+BHCK4079)                     (Noninterest    Expense)/   (Net  Interest   Income
                        Schedule HI                                        Fully   Taxable  Equivalent,   if  available,  plus
                                                                           Noninterest Income)
----------------------- -------------------------------------------------- ---------------------------------------------------
Ratio   of   Loans  to  (BHCKB528+BHCK5369)/BHCK2170)                      Total  Loans & Leases  (Net  of  Unearned  Income &
Assets                  Schedule HC                                        Gross of Reserve)/ Total Assets
----------------------- -------------------------------------------------- ---------------------------------------------------
Ratio   of   Loans  to  (BHCKB528+BHCK5369)/(BHDM6631+BHD                  Total Loans  &  Leases  (Net of  Unearned  Income &
                        M6636+BHFN6631+BHFN6636)                           Gross  of   Reserve)/   Total  Deposits   (Includes
Deposits                Schedule HC                                        Domestic and Foreign Deposits)
----------------------- -------------------------------------------------- ---------------------------------------------------
Total Assets            (BHCK2170)                                         The  sum  of  total  assets.   Includes  cash   and
                        Schedule HC                                        balances   due    from   depository   institutions;
                                                                           securities;  federal  funds  sold   and  securities
                                                                           purchased   under  agreements  to resell; loans and
                                                                           lease   financing   receivables;  trading   assets;
                                                                           premises and fixed assets; other real estate owned;
                                                                           investments   in  unconsolidated  subsidiaries  and
                                                                           associated  companies;   customer's  liability   on
                                                                           acceptances   outstanding;  intangible  assets; and
                                                                           other assets.
----------------------- -------------------------------------------------- ---------------------------------------------------
Net Income              (BHCK4300)                                         The  sum  of  income  (loss)  before  extraordinary
                        Schedule HI                                        items   and  other  adjustments  and  extraordinary
                                                                           items;   and  other  adjustments,   net  of  income
                                                                           taxes.
----------------------- -------------------------------------------------- ---------------------------------------------------


                                First Banks, Inc.
                               Disclosure Schedule
                                     to the
                               Placement Agreement


Section 5.10  Subsidiaries  of the Company - All issued and  outstanding  common
              ----------------------------
stock of The San Francisco Company, a wholly owned subsidiary of the Company, and First Bank, a wholly owned subsidiary of The San Francisco Company, has been pledged to Wells Fargo Bank, National Association as the Agent for the ratable benefit of certain lenders pursuant to the terms of that certain Secured Credit Agreement dated as of August 14, 2003 among the Company, the Lenders signatory thereto and the Agent, as amended by that certain First Amendment to Secured Credit Agreement dated as of August 12, 2004 (the "Credit Agreement").


Section  5.16  Regulatory  Enforcement  Matters -  Pursuant  to the terms of the
               --------------------------------
Credit Agreement, the Company has agreed not to pay any dividends on its common stock and is limited as to the amount of any dividend paid on its preferred stock during any 12 month period.

                                                                    Exhibit 4.30

         FLOATING RATE JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE

         THIS SECURITY IS NOT A SAVINGS ACCOUNT OR DEPOSIT AND IT IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION.

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE COMPANY, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF

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

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING AN AGGREGATE PRINCIPAL AMOUNT OF NOT LESS THAN $100,000.00 AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING AN AGGREGATE PRINCIPAL AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         IN  CONNECTION  WITH ANY  TRANSFER,  THE  HOLDER  WILL  DELIVER  TO THE
REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE INDENTURE TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

         Floating Rate Junior Subordinated Deferrable Interest Debenture

                                       of

                                First Banks, Inc.

                               September 20, 2004

         First Banks, Inc., a Missouri corporation (the "Company" which term includes any successor Person under the Indenture hereinafter referred to), for value received promises to pay to Wilmington Trust Company, not in its individual capacity but solely as Institutional Trustee for First Bank Statutory Trust II (the "Holder") or registered assigns, the principal sum of twenty million six hundred nineteen thousand dollars ($20,619,000.00) on September 20, 2034, and to pay interest on said principal sum from September 20, 2004, or from the most recent Interest Payment Date (as defined below) to which interest has been paid or duly provided for, quarterly (subject to deferral as set forth herein) in arrears on March 20, June 20, September 20 and December 20 of each year or if such day is not a Business Day, then the next succeeding Business Day (each such date, an "Interest Payment Date") (it being understood that interest accrues for any such non-Business Day), commencing on the Interest Payment Date in December 2004, at an annual rate equal to 3.92438% beginning on (and including) the date of original issuance and ending on (but excluding) the Interest Payment Date in December 2004 and at an annual rate for each successive period beginning on (and including) the Interest Payment Date in December 2004, and each succeeding Interest Payment Date, and ending on (but excluding) the next succeeding Interest Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.05% (the "Coupon Rate"), applied to the principal amount hereof, until the principal hereof is paid or duly provided for or made available for payment, and on any overdue principal and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest (including Additional Interest) at the Interest Rate in effect for each applicable period, compounded quarterly, from the dates such amounts are due until they are paid or made available for payment. The amount of interest payable for any period will be computed on the basis of the actual number of days in the Distribution Period concerned divided by 360. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Debenture (or one or more Predecessor Securities) is registered at the close of business on the regular record date for such interest installment, which shall be five days prior to the day on which the relevant Interest Payment Date occurs. Any such interest installment not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such regular record date and may be paid to the Person in whose name this Debenture (or one or more Predecessor Securities) is registered at the close of business on a special record date.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period.

         The Interest Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Debentures will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         The principal of and interest on this Debenture shall be payable at the office or agency of the Trustee (or other paying agent appointed by the Company) maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made by check
               --------   -------
mailed to the registered holder at such address as shall appear in the Debenture Register if a request for a wire transfer by such holder has not been received by the Company or by wire transfer to an account appropriately designated by the holder hereof. Notwithstanding the foregoing, so long as the holder of this

Debenture is the Institutional Trustee, the payment of the principal of and interest on this Debenture will be made in immediately available funds at such place and to such account as may be designated by the Trustee.

         So  long  as  no  Extension  Event  of  Default  has  occurred  and  is continuing, the Company shall have the right, from time to time, and without causing an Event of Default, to defer payments of interest on the Debentures by extending the interest payment period on the Debentures at any time and from time to time during the term of the Debentures, for up to 20 consecutive quarterly periods (each such extended interest payment period, an "Extension Period"), during which Extension Period no interest (including Additional
Interest) shall be due and payable (except any Additional Sums that may be due and payable). No Extension Period may end on a date other than an Interest Payment Date. During an Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Interest Rate in effect for such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). At the end of any such Extension Period the Company shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no
                                                   --------   -------
Extension Period may extend beyond the Maturity Date; provided further, however,
                                                      -------- -------  -------
that during any such Extension Period, the Company shall not and shall not permit any Affiliate to engage in any of the activities or transactions described on the reverse side hereof and in the Indenture. Prior to the termination of any Extension Period, the Company may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. The Company must give the Trustee notice of its election to begin or extend an Extension Period by the close of business at least 5 Business Days prior to the Interest Payment Date with respect to which interest on the Debentures would have been payable except for the election to begin or extend such Extension Period.

         The indebtedness evidenced by this Debenture is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness, and this Debenture is issued subject to the provisions of the Indenture with respect thereto. Each holder of this Debenture, by accepting the same, (a) agrees to and shall be bound by such provisions, (b) authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided and (c) appoints the Trustee his or her attorney-in-fact for any and all such purposes. Each holder hereof, by his or her acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

         This Debenture shall not be entitled to any benefit under the Indenture hereinafter referred to, be valid or become obligatory for any purpose until the certificate of authentication hereon shall have been signed by or on behalf of the Trustee.

         The provisions of this Debenture are continued on the reverse side hereof and such provisions shall for all purposes have the same effect as though fully set forth at this place.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, the Company has duly executed this certificate.

                                            FIRST BANKS, INC.


                                            By: /s/   Allen H. Blake
                                               ---------------------------------
                                               Name:  Allen H. Blake
                                               Title: President and
                                                      Chief Executive Officer


                          CERTIFICATE OF AUTHENTICATION

         This is one of the Debentures referred to in the within-mentioned Indenture.

                                            WILMINGTON TRUST COMPANY, as Trustee


                                            By: /s/   Christopher J. Monigle
                                               ---------------------------------
                                                      Authorized Officer

                              REVERSE OF DEBENTURE
         This Debenture is one of the floating rate junior subordinated deferrable interest debentures of the Company, all issued or to be issued under and pursuant to the Indenture dated as of September 20, 2004 (the "Indenture"), duly executed and delivered between the Company and the Trustee, to which Indenture reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the holders of the Debentures. The Debentures are limited in aggregate principal amount as specified in the Indenture.

         Upon the occurrence and continuation of a Special Event prior to the Interest Payment Date in September 2009, the Company shall have the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, within 120 days following the occurrence of such Special Event, at the Special Redemption Price.

         In addition, the Company shall have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000.00, on any Interest Payment Date on or after the Interest Payment Date in September 2009, at the Redemption Price.

         Prior to 10:00 a.m. New York City time on the Redemption Date or Special Redemption Date, as applicable, the Company will deposit with the Trustee or with one or more paying agents an amount of money sufficient to redeem on the Redemption Date or the Special Redemption Date, as applicable, all the Debentures so called for redemption at the appropriate Redemption Price or Special Redemption Price.

         If all, or less than all, the Debentures are to be redeemed, the Company will give the Trustee notice not less than 45 nor more than 60 days, respectively, prior to the Redemption Date or Special Redemption Date, as applicable, as to the aggregate principal amount of Debentures to be redeemed and the Trustee shall select, in such manner as in its sole discretion it shall deem appropriate and fair, the Debentures or portions thereof (in integral multiples of $1,000.00) to be redeemed.

         Notwithstanding the foregoing, any redemption of Debentures by the Company shall be subject to the receipt of any and all required regulatory approvals.

         In case an Event of Default described in Section 5.1(a), (d) or (e) of the Indenture shall have occurred and be continuing, upon demand of the Trustee, the principal of all of the Debentures shall become due and payable in the manner, with the effect and subject to the conditions provided in the Indenture.

         The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of not less than a majority in aggregate principal amount of the Debentures at the time outstanding, to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debentures; provided, however, that no such supplemental indenture shall
                    --------  -------
without the consent of the holders of each Debenture then outstanding and affected thereby (i) change the fixed maturity of any Debenture, or reduce the principal amount thereof or any premium thereon, or reduce the rate or extend the time of payment of interest thereon, or reduce any amount payable on redemption thereof or make the principal thereof or any interest or premium thereon payable in any coin or currency other than that provided in the Debentures, or impair or affect the right of any Securityholder to institute suit for payment thereof or impair the right of repayment, if any, at the option of the holder, or (ii) reduce the aforesaid percentage of Debentures the holders of which are required to consent to any such supplemental indenture.

         The Indenture also contains provisions permitting the holders of a majority in aggregate principal amount of the Debentures at the time outstanding on behalf of the holders of all of the Debentures to waive (or modify any previously granted waiver of) any past default or Event of Default, and its consequences, except a default (a) in the payment of principal of, premium, if any, or interest on any of the Debentures, (b) in respect of covenants or provisions hereof or of the Indenture which cannot be modified or amended without the consent of the holder of each Debenture affected, or (c) in respect of the covenants contained in Section 3.9 of the Indenture; provided, however,
                                                             --------   -------
that if the Debentures are held by the Trust or a trustee of such trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in Liquidation Amount of Trust Securities of the Trust shall have consented to such waiver or modification to such waiver, provided, further, that
                                                         --------  -------
if the consent of the holder of each outstanding Debenture is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of the Indenture and the Company, the Trustee and the holders of the Debentures shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon. Whenever any default or Event of Default hereunder shall have been waived as permitted by the Indenture, said default or Event of Default shall for all purposes of the Debentures and the Indenture be deemed to have been cured and to be not continuing.

         No reference herein to the Indenture and no provision of this Debenture or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and premium, if any, and interest, including Additional Interest, on this Debenture at the time and place and at the rate and in the money herein prescribed.

         The Company has agreed that if Debentures are initially issued to the Trust or a trustee of such Trust in connection with the issuance of Trust Securities by the Trust (regardless of whether Debentures continue to be held by such Trust) and (i) there shall have occurred and be continuing an Event of Default, (ii) the Company shall be in default with respect to its payment of any obligations under the Capital Securities Guarantee, or (iii) the Company shall have given notice of its election to defer payments of interest on the Debentures by extending the interest payment period as provided herein and such Extension Period, or any extension thereof, shall be continuing, then the Company shall not, and shall not allow any Affiliate of the Company to, (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or its Affiliates' capital stock (other than payments of dividends or distributions to the Company) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (1) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, if any, (2) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (3) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (4) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (5) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or
(6) payments under the Capital Securities Guarantee).

         The Debentures are issuable only in registered, certificated form without coupons and in minimum denominations of $100,000.00 and any multiple of $1,000.00 in excess thereof. As provided in the Indenture and subject to the transfer restrictions and limitations as may be contained herein and therein from time to time, this Debenture is transferable by the holder hereof on the Debenture Register of the Company. Upon due presentment for registration of transfer of any Debenture at the Principal Office of the Trustee or at any office or agency of the Company maintained for such purpose as provided in
Section 3.2 of the Indenture, the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in the name of the transferee or transferees a new Debenture for a like aggregate principal amount. All Debentures presented for registration of transfer or for exchange or payment shall (if so required by the Company or the Trustee or the Authenticating Agent) be duly endorsed by, or be accompanied by a written instrument or instruments of transfer in form satisfactory to, the Company and the Trustee or the Authenticating Agent duly executed by the holder or his attorney duly authorized in writing. No service charge shall be made for any exchange or registration of transfer of Debentures, but the Company or the Trustee may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection therewith.

         Prior to due presentment for registration of transfer of any Debenture, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and any Debenture registrar may deem the Person in whose name such Debenture shall be registered upon the Debenture Register to be, and may treat him as, the absolute owner of such Debenture (whether or not such Debenture shall be overdue) for the purpose of receiving payment of or on account of the principal of, premium, if any, and interest on such Debenture and for all other purposes; and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debenture registrar shall be affected by any notice to the contrary. All such payments so made to any holder for the time being or upon his order shall be valid, and, to the extent of the sum or sums so paid, effectual to satisfy and discharge the liability for moneys payable upon any such Debenture.

         No recourse for the payment of the principal of or premium, if any, or interest on any Debenture, or for any claim based thereon or otherwise in respect thereof, and no recourse under or upon any obligation, covenant or agreement of the Company in the Indenture or in any supplemental indenture, or in any such Debenture, or because of the creation of any indebtedness represented thereby, shall be had against any incorporator, stockholder, employee, officer or director, as such, past, present or future, of the Company or of any successor Person of the Company, either directly or through the Company or any successor Person of the Company, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, it being expressly understood that all such liability is hereby expressly waived and released as a condition of, and as a consideration for, the execution of the Indenture and the issue of the Debentures.

         Capitalized terms used and not defined in this Debenture shall have the meanings assigned in the Indenture dated as of the date of original issuance of this Debenture between the Trustee and the Company.

         THE INDENTURE AND THE DEBENTURES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO CONFLICT OF LAW PRINCIPLES THEREOF.

                                                                    Exhibit 4.31
                          FIRST BANK STATUTORY TRUST II
                                FIRST BANKS, INC.

                             SUBSCRIPTION AGREEMENT

                               September 20, 2004

         THIS SUBSCRIPTION AGREEMENT (this "Agreement") made among First Bank Statutory Trust II (the "Trust"), a statutory trust created under the Delaware Statutory Trust Act (Chapter 38 of Title 12 of the Delaware Code, 12 Del. C. ss.ss. 3801, et seq.), First Banks, Inc., a Missouri corporation, with its principal offices located at 600 James S. McDonnell Boulevard, Hazelwood, Missouri 63042 (the "Company" and, collectively with the Trust, the "Offerors"), and First Tennessee Bank National Association (the "Purchaser").

                                    RECITALS:

         A. The Trust desires to issue 20,000 of its Floating Rate Capital Securities (the "Capital Securities"), liquidation amount $1,000.00 per Capital Security, representing an undivided beneficial interest in the assets of the Trust (the "Offering"), to be issued pursuant to an Amended and Restated Declaration of Trust (the "Declaration") by and among the Company, Wilmington Trust Company ("WTC"), the administrators named therein, and the holders (as defined therein), which Capital Securities are to be guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement between the Company and WTC, as trustee (the "Guarantee"); and

         B. The proceeds from the sale of the Capital Securities will be combined with the proceeds from the sale by the Trust to the Company of its common securities, and will be used by the Trust to purchase an equivalent amount of Floating Rate Junior Subordinated Deferrable Interest Debentures of the Company (the "Debentures") to be issued by the Company pursuant to an indenture to be executed by the Company and WTC, as trustee (the "Indenture"); and

         C. In consideration of the premises and the mutual representations and covenants hereinafter set forth, the parties hereto agree as follows:

                                   ARTICLE I

                     PURCHASE AND SALE OF CAPITAL SECURITIES

         1.1. Upon the execution of this Agreement, the Purchaser hereby agrees to purchase from the Trust 2,150 Capital Securities at a price equal to $1,000.00 per Capital Security (the "Purchase Price") and the Trust agrees to sell such Capital Securities to the Purchaser for said Purchase Price. The rights and preferences of the Capital Securities are set forth in the Declaration. The Purchase Price is payable in immediately available funds on September 20, 2004, or such other business day as may be designated by the Purchaser, but in no event later than September 30, 2004 (the "Closing Date"). The Offerors shall provide the Purchaser wire transfer instructions no later than 1 day following the date hereof.

         1.2. As a condition to its purchase of the Capital Securities, Purchaser shall enter into the Joinder Agreement to the Master Custodian Agreement, the form of which is attached hereto as Exhibit A (the "Custodian Agreement") and, in accordance therewith, the certificate for the Capital Securities shall be delivered by the Trust on the Closing Date to the custodian in accordance with the Custodian Agreement. Purchaser shall not transfer the Capital Securities to any person or entity except in accordance with the terms of the Custodian Agreement.

         1.3. The Placement Agreement, dated September 10, 2004 (the "Placement Agreement"), among the Offerors and the placement agents identified therein (the "Placement Agents") includes certain representations and warranties, covenants and conditions to closing and certain other matters governing the Offering. The Placement Agreement is hereby incorporated by reference into this Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under the Placement Agreement and shall be entitled to enforce the obligations of the Offerors under such Placement Agreement as fully as if the Purchaser were a party to such Placement Agreement.

         1.4. Anything herein or in the Placement Agreement notwithstanding, the Offerors acknowledge and agree that, so long as Purchaser holds some or all of the Capital Securities, the Purchaser may in its discretion from time to time transfer or sell, or sell or grant participation interests in, some or all of such Capital Securities to one or more parties, provided that any such transaction complies, as applicable, with the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and any other applicable securities laws, is pursuant to an exemption therefrom, or is otherwise not subject thereto.

                                   ARTICLE II

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

         2.1. The Purchaser understands and acknowledges that none of the Capital Securities, the Debentures or the Guarantee have been registered under the Securities Act or any other applicable securities law, are being offered for sale by the Trust in transactions not requiring registration under the Securities Act, and may not be offered, sold, pledged or otherwise transferred by the Purchaser except in compliance with the registration requirements of the Securities Act or any other applicable securities laws, pursuant to an exemption therefrom or in a transaction not subject thereto.

         2.2. The Purchaser represents and warrants that, except as contemplated under Section 1.4 hereof, it is purchasing the Capital Securities for its own account, for investment, and not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act or other applicable securities laws, subject to any requirement of law that the disposition of its property be at all times within its control and subject to its ability to resell such Capital Securities pursuant to an effective registration statement under the Securities Act or under Rule 144A or any other exemption from registration available under the Securities Act or any other applicable securities law.

         2.3. The Purchaser represents and warrants that neither the Offerors nor the Placement Agents are acting as a fiduciary or financial or investment adviser for the Purchaser.

         2.4. The Purchaser represents and warrants that it is not relying (for purposes of making any investment decision or otherwise) upon any advice, counsel or representations (whether written or oral) of the Offerors or of the Placement Agents.

         2.5. The Purchaser represents and warrants that (a) it has consulted with its own legal, regulatory, tax, business, investment, financial and accounting advisers in connection herewith to the extent it has deemed necessary, (b) it has had a reasonable opportunity to ask questions of and receive answers from officers and representatives of the Offerors concerning their respective financial condition and results of operations and the purchase of the Capital Securities, and any such questions have been answered to its satisfaction, (c) it has had the opportunity to review all publicly available records and filings concerning the Offerors and it has carefully reviewed such records and filings that it considers relevant to making an investment decision, and (d) it has made its own investment decisions based upon its own judgment, due diligence and advice from such advisers as it has deemed necessary and not upon any view expressed by the Offerors or the Placement Agents.

         2.6. The Purchaser represents and warrants that it is a "qualified institutional buyer" as defined under Rule 144A under the Securities Act. If the Purchaser is a dealer of the type described in paragraph (a)(1)(ii) of Rule 144A under the Securities Act, it owns and invests on a discretionary basis not less than U.S. $25,000,000.00 in securities of issuers that are not affiliated with it. The Purchaser is not a participant-directed employee plan, such as a 401(k) plan, or any other type of plan referred to in paragraph (a)(1)(i)(D) or
(a)(1)(i)(E) of Rule 144A, or a trust fund referred to in paragraph (a)(1)(i)(F) of Rule 144A that holds the assets of such a plan, unless investment decisions with respect to the plan are made solely by the fiduciary, trustee or sponsor of such plan.

         2.7. The Purchaser represents and warrants that on each day from the date on which it acquires the Capita Securities through and including the date on which it disposes of its interests in the Capital Securities, either (i) it is not (a) an "employee benefit plan" (as defined in Section 3(3) of the United States Employee Retirement Income Security Act of 1974, as amended ("ERISA"))
                                                                        -----
which is subject to the provisions of Part 4 of Subtitle B of Title I of ERISA, or any entity whose underlying assets include the assets of any such plan (an "ERISA Plan"), (b) any other "plan" (as defined in Section 4975(e)(1) of the
 -----------
United States  Internal  Revenue Code of 1986, as amended (the "Code")) which is
                                                                ----
underlying assets include the assets of any such plan (a "Plan"),  (c) an entity
                                                          ----
whose underlying assets include the assets of any such ERISA Plan or other Plan by reason of Department of Labor regulation section 2510.3-101 or otherwise, or
(d) a governmental or church plan that is subject to any federal, state or local law which is substantially similar to the provisions of Section 406 of ERISA or
Section 4975 of the Code (a "Similar  Law");  or (ii) the purchase,  holding and
                             ------------
disposition of the Capital Securities by it will satisfy the requirements for exemptive relief under Prohibited Transaction Class Exemption ("PTCE") 84-14,
                                                                   ----
PTCE 90-1, PTCE 91-38, PTCE 95-60, PTCE 96-23 or a similar exemption, or, in the case of a plan subject to a Similar Law, will not result in a non-exempt violation of such Similar Law.

         2.8. The Purchaser represents and warrants that it is acquiring the Capital Securities as principal for its own account for investment and, except as contemplated under Section 1.4 hereof, not for sale in connection with any distribution thereof. It was not formed solely for the purpose of investing in the Capital Securities, and additional capital or similar contributions were not specifically solicited from any person owning a beneficial interest in it for the purpose of enabling it to purchase any Capital Securities. The Purchaser is not a (i) partnership, (ii) common trust fund or (iii) special trust, pension, profit sharing or other retirement trust fund or plan in which the partners, beneficiaries or participants, as applicable, may designate the particular investments to be made or the allocation of any investment among such partners, beneficiaries or participants, and except as contemplated under Section 1.4 hereof, it agrees that it shall not hold the Capital Securities for the benefit of any other person and shall be the sole beneficial owner thereof for all purposes and that it shall not sell participation interests in the Capital Securities or enter into any other arrangement pursuant to which any other person shall be entitled to a beneficial interest in the distribution on the Capital Securities. The Capital Securities purchased directly or indirectly by the Purchaser constitute an investment of no more than 40% of its assets. The Purchaser understands and agrees that any purported transfer of the Capital Securities to a purchaser which would cause the representations and warranties of Section 2.6 and this Section 2.8 to be inaccurate shall be null and void ab initio and the Offerors retain the right to resell any Capital Securities sold to non-permitted transferees.

         2.9. The Purchaser represents and warrants that it has full power and authority to execute and deliver this Agreement, to make the representations and warranties specified herein, and to consummate the transactions contemplated herein and it has full right and power to subscribe for Capital Securities and perform its obligations pursuant to this Agreement.

        2.10. The Purchaser represents and warrants that no filing with, or authorization, approval, consent, license, order, registration, qualification or decree of, any governmental body, agency or court having jurisdiction over the Purchaser, other than those that have been made or obtained, is necessary or required for the performance by the Purchaser of its obligations under this Agreement or to consummate the transactions contemplated herein.

        2.11. The Purchaser represents and warrants that this Agreement has been duly authorized, executed and delivered by the Purchaser.

        2.12. The Purchaser understands and acknowledges that the Company will rely upon the truth and accuracy of the foregoing acknowledgments, representations, warranties and agreements and agrees that, if any of the acknowledgments, representations, warranties or agreements deemed to have been made by it by its purchase of the Capital Securities are no longer accurate, it shall promptly notify the Company.

       2.13. The Purchaser understands that no public market exists for any of the Capital Securities, and that it is unlikely that a public market will ever exist for the Capital Securities.

                                   ARTICLE III

                                  MISCELLANEOUS

         3.1. Any notice or other communication given hereunder shall be deemed sufficient if in writing and sent by registered or certified mail, return receipt requested, international courier or delivered by hand against written receipt therefor, or by facsimile transmission and confirmed by telephone, to the following addresses, or such other address as may be furnished to the other parties as herein provided:

         To the Offerors:   First Banks, Inc.
                            600 James S. McDonnell Boulevard
                            Hazelwood, Missouri 63042
                            Attention: Lisa K. Vansickle
                            Fax:  314-592-6621

         To the Purchaser:  First Tennessee Bank National Association
                            845 Crossover Lane, Suite 150
                            Memphis, Tennessee 38117
                            Attention: David Work
                            Fax:  901-435-7983

         Unless otherwise expressly provided herein, notices shall be deemed to have been given on the date of mailing, except notice of change of address, which shall be deemed to have been given when received.

         3.2. This Agreement shall not be changed, modified or amended except by a writing signed by the parties to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by the party to be charged.

         3.3. Upon  the  execution  and  delivery  of  this  Agreement  by   the
Purchaser, this Agreement shall become a binding obligation of the Purchaser with respect to the purchase of Capital Securities as herein provided.

         3.4. NOTWITHSTANDING THE PLACE WHERE THIS AGREEMENT MAY BE EXECUTED BY ANY OF THE PARTIES HERETO, THE PARTIES EXPRESSLY AGREE THAT ALL THE TERMS AND PROVISIONS HEREOF SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

         3.5. The parties agree to execute and deliver all such further documents, agreements and instruments and take such other and further action as may be necessary or appropriate to carry out the purposes and intent of this Agreement.

         3.6. This Agreement may be executed in one or more counterparts each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

         3.7. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Offerors' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, this Agreement is agreed to and accepted as of the day and year first written above.


FIRST TENNESSEE BANK NATIONAL ASSOCIATION


By:/s/       David S. Work
   ----------------------------------------
Print Name:  David S. Work
           --------------------------------
Title:       Executive Vice President
      -------------------------------------

                                           FIRST BANKS, INC.


                                           By:/s/  Allen H. Blake
                                              ----------------------------------

                                           Name:   Allen H. Blake
                                                --------------------------------

                                           Title:  President and
                                                   Chief Executive Officer
                                                 -------------------------------

                                           FIRST BANK STATUTORY TRUST II


                                           By:/s/  Allen H. Blake
                                              ----------------------------------

                                           Name:   Allen H. Blake
                                                --------------------------------

                                           Title:  Administrator

                       EXHIBIT A TO SUBSCRIPTION AGREEMENT
                       -----------------------------------

                       FORM OF MASTER CUSTODIAN AGREEMENT

        This Master Custodian Agreement (this "Agreement") is made and entered into as of May 27, 2004 by and among each purchaser (each a "Purchaser" and collectively the "Purchasers") that enters into a Joinder Agreement attached hereto as Exhibit A (the "Joinder Agreement"), Wilmington Trust Company, a
Delaware banking corporation (the "Custodian") and each financial institution (each an "Issuer" and collectively the "Issuers") that enters into a Joinder Agreement. The Purchasers and the Issuers are sometimes referred to herein as the "Interested Parties".

                                    RECITALS

        A. The Purchasers intend to purchase from the Issuers or their respective statutory business trust subsidiaries Securities issued by such Issuers (the "Securities").

        B. In order to facilitate any future transfer of all or any portion of the Securities by the Purchasers, the Interested Parties intend to provide for the custody of the Securities and certain other securities on the terms set forth herein.

        C. The Custodian is willing to hold and administer such securities and to distribute the securities held by it in accordance with the agreement of the Interested Parties and/or arbitral or judicial orders and decrees as set forth in this Agreement.

        NOW, THEREFORE, in consideration of the foregoing, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged by the parties by their execution hereof), the parties agree as follows:

1.   Joinder  Agreement.  On or before  the  delivery  to the  Custodian  of any
     ------------------
Securities issued by an Issuer, such Issuer and the applicable Purchaser or Purchasers shall enter into a Joinder Agreement substantially in the form of Exhibit A attached hereto, with such additional provisions as the Interested Parties may wish to add from time to time. An executed copy of each such Joinder Agreement shall be delivered to the Custodian on or before the date on which such Issuer's Securities are issued. This Agreement and each Joinder Agreement constitute the entire agreement among the Purchasers, Issuers and the Custodian pertaining to the subject matter hereof.

2.   Delivery of  Securities.  On or before each date on which an Issuer  enters
     -----------------------
into a Joinder Agreement:

          (a) The applicable Issuer shall deliver to the Custodian a signed, authenticated certificate representing a beneficial interest in such Issuer's Securities, with the Purchaser designated as owner thereof (the "Original Securities"). The Custodian shall have no responsibility for the genuineness, validity, market value, title or sufficiency for any intended purpose of the Original Securities.

          (b) The applicable Issuer shall deliver to the Custodian five signed, unauthenticated and undated certificates with no holder designated, each of which when completed representing a beneficial interest in such Issuer's Securities (the "Replacement Securities"). The Custodian shall have no responsibility for the genuineness, validity, market value, title or sufficiency for any intended purpose of the Replacement Securities.

3.   Timing of Release from Custody. Upon receipt of a signed transfer notice in
     ------------------------------
the form of Exhibit B to be delivered in connection with the Purchaser's transfer of all or any portion of an Issuer's Securities, on the effective date set forth in such transfer notice, the Custodian shall:

          (a) Deliver the Original Securities certificate corresponding to the Issuer identified in the transfer notice to Wilmington Trust Company, as Institutional Trustee under the Amended and Restated Declaration of Trust, dated as of the date of the applicable Joinder Agreement, among the Institutional Trustee, the Company and the administrators named therein (the "Declaration") or as Trustee under the Indenture, dated as of the date of the applicable Joinder Agreement, between the Company and the Trustee (the "Indenture"), as applicable, for the purpose of canceling the applicable Original Securities certificate in accordance with the terms of the Issuer's Amended and Restated Declaration of Trust or Indenture, as applicable; and

          (b) Deliver the Replacement Securities certificate(s) corresponding to the Issuer identified in the transfer notice in the amount designated in and in accordance with the transfer notice for the purpose of completing and authenticating the applicable Replacement Securities certificate(s) in accordance with the terms of the Issuer's Declaration or Indenture, as applicable.

          The initial term of this Agreement shall be one year (the "Initial Term"). Unless FTN Financial Capital Markets or Keefe, Bruyette &
          Woods, Inc. shall otherwise notify the Custodian in writing, upon expiration of the Initial Term, this Agreement shall automatically renew for an additional one-year term and shall continue to automatically renew for succeeding one-year terms until terminated. Upon termination of this Agreement, the Custodian and the Interested Parties shall be released from all obligations hereunder, except for the indemnification obligations set forth in paragraphs 5(b) and 5(c) hereof.

4.   Concerning the Custodian.
     ------------------------

          (a) Each Interested  Party  acknowledges and agrees that the Custodian
          (i) shall not be responsible for any of the agreements referred to or described herein (including without limitation any Issuer's Declaration or Indenture relating to such Issuer's Securities), or for determining or compelling compliance therewith, and shall not otherwise be bound thereby, (ii) shall be obligated only for the performance of such duties as are expressly and specifically set forth in this Agreement on its part to be performed, each of which are ministerial (and shall not be construed to be fiduciary) in nature, and no implied duties or obligations of any kind shall be read into this Agreement against or on the part of the Custodian, (iii) shall not be obligated to take any legal or other action hereunder which might in its judgment involve or cause it to incur any expense or liability unless it shall have been furnished with acceptable indemnification, (iv) may rely on and shall be protected in acting or refraining from acting upon any written notice, instruction, instrument, statement, certificate, request or other document furnished to it hereunder and believed by it to be genuine and to have been signed or presented by the proper person, and shall have no responsibility for determining the accuracy thereof, and (v) may consult counsel satisfactory to it, including in-house counsel, and the opinion or advice of such counsel in any instance shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with the opinion or advice of such counsel.

          (b) The Custodian shall not be liable to anyone for any action taken or omitted to be taken by it hereunder except in the case of the Custodian's negligence or willful misconduct in breach of the terms of this Agreement. In no event shall the Custodian be liable for indirect, punitive, special or consequential damage or loss (including but not limited to lost profits) whatsoever, even if the Custodian has been informed of the likelihood of such loss or damage and regardless of the form of action.

          (c) The  Custodian  shall  have no  more  or  less  responsibility  or liability on account of any action or omission of any book-entry depository, securities intermediary or other subcustodian employed by the Custodian than any such book-entry depository, securities intermediary or other subcustodian has to the Custodian, except to the extent that such action or omission of any book-entry depository, securities intermediary or other subcustodian was caused by the Custodian's own negligence, bad faith or willful misconduct in breach of this Agreement.

          (d) The recitals contained herein shall be taken as the statements of each of the Issuers and the Purchaser, and the Custodian assumes no responsibility for the correctness of the same. The Custodian makes no representations as to the validity or sufficiency of this Agreement or the Securities. The Custodian shall not be accountable for the use or application by any of the Issuers or the Purchaser of any Securities or the proceeds of any Securities.

5. Compensation, Expense Reimbursement and Indemnification.
   -------------------------------------------------------

          (a) The Custodian shall be compensated pursuant to a separate fee agreement.

          (b) Each of the Interested Parties agrees, jointly and severally, to reimburse the Custodian on demand for all costs and expenses incurred in connection with the administration of this Agreement or the performance or observance of its duties hereunder which are in excess of its customary compensation for normal services hereunder, including without limitation, payment of any legal fees and expenses incurred by the Custodian in connection with resolution of any claim by any party hereunder.

          (c) Each of the Interested Parties covenants and agrees, jointly and severally, to indemnify the Custodian (and its directors, officers and employees) and hold it (and such directors, officers and employees) harmless from and against any loss, liability, damage, cost and expense of any nature incurred by the Custodian arising out of or in connection with this Agreement or with the administration of its duties hereunder, including but not limited to attorney's fees and other costs and expenses of defending or preparing to defend against any claim of liability unless and except to the extent such loss, liability, damage, cost and expense shall be caused by the Custodian's negligence, bad faith, or willful misconduct. The provisions in this paragraph 5 shall survive the expiration of this Agreement and the resignation or removal of the Custodian.

6. Voting  Rights.  The  Custodian  shall be under no  obligation  to  preserve,
   --------------
protect or exercise rights in the Original Securities, and shall be responsible only for reasonable measures to maintain the physical safekeeping thereof, and otherwise to perform and observe such duties on its part as are expressly set forth in this Agreement. The Custodian shall not be responsible for forwarding to any Interested Party, notifying any Interested Party with respect to, or taking any action with respect to, any notice, solicitation or other document or information, written or otherwise, received from an issuer or other person with respect to the Original Securities, including but not limited to, proxy material, tenders, options, the pendency of calls and maturities and expiration of rights.

7. Resignation.  The Custodian may at any time resign as Custodian  hereunder by
   -----------
giving thirty (30) days' prior written notice of resignation to each of the Interested Parties. Prior to the effective date of the resignation as specified in such notice, the Interested Parties will issue to the Custodian a written instruction authorizing redelivery of the Original Securities and the Replacement Securities to a bank or trust company that they select as successor to the Custodian hereunder. If, however, the Interested Parties shall fail to name such a successor custodian within twenty days after the notice of resignation from the Custodian, the Purchasers shall be entitled to name such successor custodian. If no successor custodian is named by the Interested Parties or the Purchasers, the Custodian may apply to a court of competent jurisdiction for appointment of a successor custodian.

8. Dispute Resolution. It is understood and agreed that should any dispute arise
   ------------------
with respect to the delivery, ownership, right of possession, and/or disposition of the Original Securities or the Replacement Securities, or should any claim be made upon the Custodian, the Original Securities or the Replacement Securities by a third party, the Custodian upon receipt of notice of such dispute or claim is authorized and shall be entitled (at its sole option and election) to retain in its possession without liability to anyone, all or any of said Original Securities and Replacement Securities until such dispute shall have been settled either by the mutual written agreement of the parties involved or by a final order, decree or judgment of a court in the United States of America, the time for perfection of an appeal of such order, decree or judgment having expired. The Custodian may, but shall be under no duty whatsoever to, institute or defend any legal proceedings which relate to the Original Securities and Replacement Securities.

9. Consent to Jurisdiction  and Service.  Each of the Interested  Parties hereby
   ------------------------------------
absolutely and irrevocably consents and submits to the jurisdiction of the courts in the State of Delaware and of any Federal court located in said State in connection with any actions or proceedings brought against any of the Interested Parties (or each of them) by the Custodian arising out of or relating to this Agreement. In any such action or proceeding, the Interested Parties each hereby absolutely and irrevocably (i) waives any objection to jurisdiction or venue, (ii) waives personal service of any summons, complaint, declaration or other process, and (iii) agrees that the service thereof may be made by certified or registered first-class mail directed to such party, as the case may be, at their respective addresses in accordance with paragraph 10 hereof.

10. Force Majeure. The Custodian shall not be responsible for delays or failures
    -------------
in performance resulting from acts beyond its control. Such acts shall include but not be limited to acts of God, strikes, lockouts, riots, acts of war, epidemics, governmental regulations superimposed after the fact, fire, communication line failures, computer viruses, power failures, earthquakes or other disasters.

11. Notices.
    -------

          (a) Any notice permitted or required hereunder shall be in writing, and shall be sent by personal delivery, overnight delivery by a recognized courier or delivery service, mailed by registered or certified mail, return receipt requested, postage prepaid, or by confirmed facsimile accompanied by mailing of the original on the same day by first class mail, postage prepaid, in each case the parties at their address set forth below (or to such other address as any such party may hereafter designate by written notice to the other parties).

          If to an Issuer, to the address appearing on such Issuer's Joinder Agreement

          If to the Purchaser, to the address appearing on such Purchaser's Joinder Agreement

          If to the Custodian:

          Wilmington Trust Company
          Rodney Square North
          1100 North Market Street
          Wilmington, Delaware  19890-1600
          Attention:  Chris Slaybaugh - Corporate Trust Administration
          Fax:  302-636-4140

12. Miscellaneous.
    -------------

          (a)  Binding  Effect.   This  Agreement  shall  be  binding  upon  the
               ---------------
          respective parties hereto and their heirs, executors, successors and assigns.

          (b)  Modifications.  This  Agreement  may not be altered  or  modified
               -------------
          without the express written consent of the parties hereto. No course of conduct shall constitute a waiver of any of the terms and conditions of this Agreement, unless such waiver is specified in writing, and then only to the extent so specified. A waiver of any of the terms and conditions of this Agreement on one occasion shall not constitute a waiver of the other terms of this Agreement, or of such terms and conditions on any other occasion.

          (c) Governing Law. This  Agreement  shall be governed by and construed
              -------------
          in accordance with the internal laws of the State of Delaware.

          (d)  Reproduction of Documents.  This  Agreement  and   all  documents
               -------------------------
          relating thereto, including, without limitation, (a) consents, waivers and modifications which may hereafter be executed, and (b) certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, optical disk, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

         (e)  Counterparts.  This  Agreement   may   be   executed   in  several
              ------------
          counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.




                     signatures appear on the following page

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day first above written.


                                     WILMINGTON TRUST COMPANY



                                     By:
                                        ----------------------------------------
                                     Print Name:
                                                --------------------------------
                                     Title:
                                           -------------------------------------

                     EXHIBIT A TO MASTER CUSTODIAN AGREEMENT
                     ---------------------------------------

                            FORM OF JOINDER AGREEMENT
                            -------------------------

                               September 20, 2004

         This  Joinder  Agreement  (this  "Agreement")  is  entered  into  as of
September  20,  2004  by  First   Tennessee  Bank  National   Association   (the
"Purchaser") and First Banks, Inc. (the "Issuer").

                                    RECITALS

         A. Wilmington Trust Company (the "Custodian") is party to that certain Master Custodian Agreement dated as of May 27, 2004 (the "Custodian Agreement").

         B. The Custodian Agreement provides that certain financial institutions that have issued securities (or whose statutory trust subsidiaries have issued securities) and the Purchaser of such securities will join into the Custodian Agreement pursuant to the terms of a joinder agreement.

         C. On the date hereof, Issuer is issuing securities to the Purchaser and the Issuer and the Purchaser desire to enter into this Agreement to facilitate the subsequent transfer of the Issuer's securities by the Custodian.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged by the Issuer by its execution hereof), the Issuer agrees as follows:

         1.  Joinder.  The Issuer and  Purchaser  hereby  join in the  Custodian
             -------
Agreement and agree to be subject to, and bound by, the terms and provisions of the Custodian Agreement that are ascribed to "Issuers" and "Purchasers" respectively therein to the same extent as if the Issuer and Purchaser had signed the Custodian Agreement as an original party thereto.

         2.  Notice.  Any notice  permitted  or required to be sent to an Issuer
             ------
under the Custodian Agreement shall be sent to the following address:

                                    First Banks, Inc.
                                    600 James S. McDonnell Blvd.
                                    Hazelwood, Missouri 63042
                                    Attention:  Lisa K. Vansickle

         Any notice permitted or required to be sent to a Purchaser under the Custodian Agreement shall be sent to the following address:

                                    First Tennessee Bank National Association
                                    845 Crossover Lane, Suite 150
                                    Memphis, Tennessee  38117
                                    Attention:  David Work

         3.  Termination.  This  Agreement  and  the  Purchaser's  and  Issuer's
             -----------
respective rights and obligations under the Custodian Agreement shall terminate upon the transfer of all of Issuer's securities pursuant to the Custodian Agreement.

         4.  Entire  Agreement.  This  Agreement  and  the  Custodian  Agreement
             -----------------
constitute the entire agreement among the Purchaser, Issuer and the Custodian pertaining to the subject matter hereof.

         IN WITNESS WHEREOF, the Issuer and Purchaser have executed this Agreement as of the day first above written.


                                 FIRST BANKS, INC.



                                 By:
                                    --------------------------------------------
                                 Name:
                                      ------------------------------------------
                                 Title:
                                       -----------------------------------------


                                 FIRST TENNESSEE BANK NATIONAL ASSOCIATION



                                 By:
                                    --------------------------------------------
                                 Name:
                                      ------------------------------------------
                                 Title:
                                       -----------------------------------------

                     EXHIBIT B TO MASTER CUSTODIAN AGREEMENT
                     ---------------------------------------
                             FORM OF TRANSFER NOTICE

                                     [DATE]
Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware  19890-1600
Attention:  Corporate Trust Administration

Dear Sir or Madam:

         The undersigned hereby notifies you of the transfer of [________] of the Capital Securities of First Bank Statutory Trust II, such transfer to be effective on [DATE OF TRANSFER]. In accordance with Section 7.9 of the Placement Agreement dated September 10, 2004 between the Offerors and the placement agents named therein (the "Placement Agreement"), periodic reports shall be delivered to [_______________] on each March 17, June 17, September 17 and December 17 during the term of the Capital Securities, commencing [___________], in the form attached thereto. Capitalized terms used in this notice and not otherwise defined shall have the meanings ascribed to such terms in the Placement Agreement.

         The undersigned hereby instructs you as Custodian to deliver the Original Securities certificate to Wilmington Trust Company, as Institutional Trustee (the "Trustee") under the Amended and Restated Trust Agreement dated September 20, 2004 among the Trustee, First Banks, Inc. and the administrative trustees named therein (the "Trust Agreement") for cancellation in accordance with the terms of the Trust Agreement and to deliver the Replacement Securities certificate to the Trustee for authentication in accordance with the terms of the Trust Agreement.

         By copy of this notice, the Institutional Trustee is hereby instructed to make the Replacement Securities certificate registered to [NAME, ADDRESS AND IDENTITY OF TRANSFEREE] in the liquidation amount of [_________] and bearing the identification number "CUSIP NO. [__________]" and to authenticate and deliver the Replacement Securities certificate to [_____________].

                              FIRST TENNESSEE BANK NATIONAL ASSOCIATION


                              By:
                                 -----------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                    --------------------------------------------




cc:      First Banks, Inc.
         Wilmington Trust Company, as Trustee

                                                                    Exhibit 4.32
                         FIRST BANKS STATUTORY TRUST II
                                FIRST BANKS, INC.

                             SUBSCRIPTION AGREEMENT

                               September 20, 2004

     THIS  SUBSCRIPTION  AGREEMENT  (this  "Agreement")  made  among  First Bank
Statutory Trust II (the "Trust"), a statutory trust created under the Delaware Statutory Trust Act (Chapter 38 of Title 12 of the Delaware Code, 12 Del. C. ss.ss. 3801, et seq.), First Banks, Inc., a Missouri corporation, with its principal offices located at 600 James S. McDonnell Boulevard, Hazelwood, Missouri 63042 (the "Company" and, collectively with the Trust, the "Offerors"), and Preferred Term Securities XV, Ltd. (the "Purchaser").

                                    RECITALS:

     A. The Trust desires to issue 20,000 of its Floating Rate Capital Securities (the "Capital Securities"), liquidation amount $1,000.00 per Capital Security, representing an undivided beneficial interest in the assets of the Trust (the "Offering"), to be issued pursuant to an Amended and Restated Declaration of Trust (the "Declaration") by and among the Company, Wilmington Trust Company ("WTC"), the administrators named therein, and the holders (as defined therein), which Capital Securities are to be guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement between the Company and WTC, as trustee (the "Guarantee"); and

     B. The proceeds from the sale of the Capital Securities will be combined with the proceeds from the sale by the Trust to the Company of its common securities, and will be used by the Trust to purchase an equivalent amount of Floating Rate Junior Subordinated Deferrable Interest Debentures of the Company (the "Debentures") to be issued by the Company pursuant to an indenture to be executed by the Company and WTC, as trustee (the "Indenture"); and

     C. In consideration of the premises and the mutual representations and covenants hereinafter set forth, the parties hereto agree as follows:

                                   ARTICLE I

                     PURCHASE AND SALE OF CAPITAL SECURITIES

     1.1. Upon the execution of this Agreement, the Purchaser hereby agrees to purchase from the Trust 17,850 Capital Securities at a price equal to $1,000.00 per Capital Security (the "Purchase Price") and the Trust agrees to sell such Capital Securities to the Purchaser for said Purchase Price. The rights and preferences of the Capital Securities are set forth in the Declaration. The Purchase Price is payable in immediately available funds on September 20, 2004, or such other business day as may be designated by the Purchaser, but in no event later than September 30, 2004 (the "Closing Date"). The Offerors shall provide the Purchaser wire transfer instructions no later than 1 day following the date hereof.

     1.2. The certificate for the Capital Securities shall be delivered by the Trust on the Closing Date to the Purchaser or its designee.

     1.3. The Placement Agreement, dated September 10, 2004 (the "Placement Agreement"), among the Offerors and the Placement Agents identified therein includes certain representations and warranties, covenants and conditions to closing and certain other matters governing the Offering. The Placement Agreement is hereby incorporated by reference into this Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under the Placement Agreement and shall be entitled to enforce the obligations of the Offerors under such Placement Agreement as fully as if the Purchaser were a party to such Placement Agreement.

                                   ARTICLE II

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

     2.1. The Purchaser understands and acknowledges that neither the Capital Securities, the Debentures nor the Guarantee have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any other applicable securities law, are being offered for sale by the Trust in transactions not requiring registration under the Securities Act, and may not be offered, sold, pledged or otherwise transferred by the Purchaser except in compliance with the registration requirements of the Securities Act or any other applicable securities laws, pursuant to an exemption therefrom or in a transaction not subject thereto.

     2.2. The Purchaser represents, warrants and certifies that (i) it is not a "U.S. person" as such term is defined in Rule 902 under the Securities Act, (ii) it is not acquiring the Capital Securities for the account or benefit of any such U.S. person, (iii) the offer and sale of Capital Securities to the Purchaser constitutes an "offshore transaction" under Regulation S of the Securities Act, and (iv) it will not engage in hedging transactions with regard to the Capital Securities unless such transactions are conducted in compliance with the Securities Act and the Purchaser agrees to the legends and transfer restrictions set forth on the Capital Securities certificate.

     2.3. The Purchaser represents and warrants that it is purchasing the Capital Securities for its own account, for investment, and not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act or other applicable securities laws, subject to any requirement of law that the disposition of its property be at all times within its control and subject to its ability to resell such Capital Securities pursuant to an effective registration statement under the Securities Act or under Rule 144A or any other exemption from registration available under the Securities Act or any other applicable Securities law.

     2.4. The Purchaser represents and warrants that it has full power and authority to execute and deliver this Agreement, to make the representations and warranties specified herein, and to consummate the transactions contemplated herein and it has full right and power to subscribe for Capital Securities and perform its obligations pursuant to this Agreement.

     2.5. The Purchaser, a Cayman Islands Company whose business includes issuance of certain notes and acquiring the Capital Securities and other similar securities, represents and warrants that it has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of purchasing the Capital Securities, has had the opportunity to ask questions of, and receive answers and request additional information from, the Offerors and is aware that it may be required to bear the economic risk of an investment in the Capital Securities.

     2.6. The Purchaser represents and warrants that no filing with, or authorization, approval, consent, license, order, registration, qualification or decree of, any governmental body, agency or court having jurisdiction over the Purchaser, other than those that have been made or obtained, is necessary or required for the performance by the Purchaser of its obligations under this Agreement or to consummate the transactions contemplated herein.

     2.7. The Purchaser represents and warrants that this Agreement has been duly authorized, executed and delivered by the Purchaser.

     2.8. The Purchaser represents and warrants that (i) the Purchaser is not in violation or default of any term of its Memorandum of Association or Articles of Association, of any provision of any mortgage, indenture, contract, agreement, instrument or contract to which it is a party or by which it is bound or of any judgment, decree, order, writ or, to its knowledge, any statute, rule or regulation applicable to the Purchaser which would prevent the Purchaser from performing any material obligation set forth in this Agreement; and (ii) the execution, delivery and performance of and compliance with this Agreement, and the consummation of the transactions contemplated herein, will not, with or without the passage of time or giving of notice, result in any such material violation, or be in conflict with or constitute a default under any such term, or the suspension, revocation, impairment, forfeiture or non-renewal of any permit, license, authorization or approval applicable to the Purchaser, its business or operations or any of its assets or properties which would prevent the Purchaser from performing any material obligations set forth in this Agreement.

     2.9. The Purchaser represents and warrants that the Purchaser is an exempted company with limited liability duly incorporated, validly existing and in good standing under the laws of the jurisdiction where it is organized, with full power and authority to perform its obligations under this Agreement.

     2.10. The Purchaser understands and acknowledges that the Company will rely upon the truth and accuracy of the foregoing acknowledgments, representations, warranties and agreements and agrees that, if any of the acknowledgments, representations, warranties or agreements deemed to have been made by it by its purchase of the Capital Securities are no longer accurate, it shall promptly notify the Company.

    2.11. The Purchaser understands that no public market exists for any of the Capital Securities, and that it is unlikely that a public market will ever exist for the Capital Securities.

                                   ARTICLE III

                                  MISCELLANEOUS

     3.1. Any notice or other communication given hereunder shall be deemed sufficient if in writing and sent by registered or certified mail, return receipt requested, international courier or delivered by hand against written receipt therefor, or by facsimile transmission and confirmed by telephone, to the following addresses, or such other address as may be furnished to the other parties as herein provided:

           To the Offerors:          First Banks, Inc.
                                     600 James S. McDonnell Boulevard
                                     Hazelwood, Missouri  63042
                                     Attention:  Lisa K. Vansickle
                                     Fax:  314-592-6621

           To the Purchaser:         Preferred Term Securities XV, Ltd.
                                     c/o Maples Finance Limited
                                     P.O. Box 1093 GT
                                     Queensgate House
                                     South Church Street
                                     George Town, Grand Cayman
                                     Cayman Islands
                                     Attention:  The Directors
                                     Fax:  345-945-7100

           Unless otherwise expressly provided herein, notices shall be deemed to have been given on the date of mailing, except notice of change of address, which shall be deemed to have been given when received.

     3.2. This Agreement shall not be changed, modified or amended except by a writing signed by the parties to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by the party to be charged.

     3.3. Upon the execution and delivery of this Agreement by the Purchaser, this Agreement shall become a binding obligation of the Purchaser with respect to the purchase of Capital Securities as herein provided.

     3.4. NOTWITHSTANDING THE PLACE WHERE THIS AGREEMENT MAY BE EXECUTED BY ANY OF THE PARTIES HERETO, THE PARTIES EXPRESSLY AGREE THAT ALL THE TERMS AND PROVISIONS HEREOF SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

     3.5. The parties agree to execute and deliver all such further documents, agreements and instruments and take such other and further action as may be necessary or appropriate to carry out the purposes and intent of this Agreement.

     3.6. This Agreement may be executed in one or more counterparts each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

     3.7. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Offerors' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

                     Signatures appear on the following page

     IN WITNESS WHEREOF, I have set my hand the day and year first written above.



PREFERRED TERM SECURITIES XV, LTD.


By: /s/       Carrie Bunton
   --------------------------------------------------
Print Name:   Carrie Bunton
           ------------------------------------------
Title:        Director
      -----------------------------------------------

     IN WITNESS WHEREOF, this Agreement is agreed to and accepted as of the day and year first written above.


                           FIRST BANKS, INC.


                           By: /s/    Allen H. Blake
                              --------------------------------------------------

                           Name:      Allen H. Blake
                                ------------------------------------------------

                           Title:     President and Chief Executive Officer
                                 -----------------------------------------------



                           FIRST BANK STATUTORY TRUST II


                           By: /s/    Allen H. Blake
                              --------------------------------------------------

                           Name:      Allen H. Blake
                                ------------------------------------------------

                           Title:     Administrator

                                                                    Exhibit 4.33
Certificate Number P-1                                 17,850 Capital Securities
         CUSIP NO. 31928B9Z4

THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE SPONSOR OR THE TRUST, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER
THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS CAPITAL SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE SPONSOR'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE SPONSOR OR THE TRUST. HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.

THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (I) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF
SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (II) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000.00 (100 SECURITIES) AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF SECURITIES IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

IN CONNECTION WITH ANY TRANSFER, THE HOLDER WILL DELIVER TO THE REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE DECLARATION TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

                               September 20, 2004

             Certificate Evidencing Floating Rate Capital Securities

                                       of

                          First Bank Statutory Trust II

                (liquidation amount $1,000 per Capital Security)

         First Bank Statutory Trust II, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that Hare & Co. (the "Holder"), as the nominee of The Bank of New York, indenture trustee under the Indenture dated as of September 20, 2004 among Preferred Term Securities XV, Ltd., Preferred Term Securities XV, Inc. and The Bank of New York, is the registered owner of capital securities of the Trust representing undivided beneficial interests in the assets of the Trust, (liquidation amount $1,000 per capital security) (the "Capital Securities"). Subject to the Declaration (as defined below), the Capital Securities are transferable on the books and records of the Trust in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer. The Capital Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust dated as of September 20, 2004, among Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Capital Securities as set forth in Annex I to such amended and restated declaration as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

         Upon receipt of this Security, the Holder is bound by the Declaration and is entitled to the benefits thereunder.

         By acceptance of this Security, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Capital Securities as evidence of beneficial ownership in the Debentures.

         This Capital Security is governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

                       Signature appears on following page

        IN WITNESS WHEREOF, the Trust has duly executed this certificate.

                                         First Bank Statutory Trust II


                                         By: /s/    Allen H. Blake
                                            ------------------------------------
                                             Name:  Allen H. Blake
                                             Title: Administrator

                          CERTIFICATE OF AUTHENTICATION

         This   is  one  of  the   Capital   Securities   referred   to  in  the
within-mentioned Declaration.


                                         WILMINGTON TRUST COMPANY,
                                         as the Institutional Trustee


                                         By: /s/ Christopher J. Monigle
                                             -----------------------------------
                                                 Authorized Officer

                           REVERSE OF CAPITAL SECURITY

         Distributions payable on each Capital Security will be payable at an annual rate equal to 3.92438% beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in December 2004 and at an annual rate for each successive period beginning on (and including) the Distribution Payment Date in December 2004, and each succeeding Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.05% (the "Coupon Rate"), applied to the stated liquidation amount of $1,000.00 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the Distribution Rate (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period. The amount of the Distribution payable for any Distribution Period will be calculated by applying the
Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Debenture Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Capital Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         Except as otherwise described below, Distributions on the Capital Securities will be cumulative, will accrue from the date of original issuance and will be payable quarterly in arrears on March 20, June 20, September 20 and December 20 of each year or if any such day is not a Business Day, then the next succeeding Business Day (each such day, a "Distribution Payment Date"), commencing on the Distribution Payment Date in December 2004. The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures, so long as no Extension Event of Default has occurred and is continuing, by extending the interest payment period for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Capital Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         The  Capital   Securities  shall  be  redeemable  as  provided  in  the
Declaration.

                                   ASSIGNMENT

FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security Certificate to:

--------------------------------------------------------------------------------

(Insert assignee's social security or tax identification number)
                                                                ----------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



(Insert address and zip code of assignee) and irrevocably appoints

--------------------------------------------------------------------------------



agent to transfer this Capital Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.

Date:
     ---------------------------------------

Signature:
          ----------------------------------

         (Sign exactly as your name appears on the other side of this Capital Security Certificate)

Signature Guarantee:1










-----------------------
1 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 4.34
Certificate Number P-2                                  2,150 Capital Securities


THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE SPONSOR OR THE TRUST, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER
THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS CAPITAL SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE SPONSOR'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE SPONSOR OR THE TRUST. HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.

THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (I) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF
SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (II) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000.00 (100 SECURITIES) AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF SECURITIES IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

IN CONNECTION WITH ANY TRANSFER, THE HOLDER WILL DELIVER TO THE REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE DECLARATION TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

                               September 20, 2004

             Certificate Evidencing Floating Rate Capital Securities

                                       of

                          First Bank Statutory Trust II

                (liquidation amount $1,000 per Capital Security)

         First Bank Statutory Trust II, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that First Tennessee Bank National Association is the registered owner of capital securities of the Trust representing undivided beneficial interests in the assets of the Trust, (liquidation amount $1,000 per capital security) (the "Capital Securities"). Subject to the Declaration (as defined below), the Capital Securities are transferable on the books and records of the Trust in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer. The Capital Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust dated as of September 20, 2004, among Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Capital Securities as set forth in Annex I to such amended and restated declaration as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

         Upon receipt of this Security, the Holder is bound by the Declaration and is entitled to the benefits thereunder.

         By acceptance of this Security, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Capital Securities as evidence of beneficial ownership in the Debentures.

         This Capital Security is governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

                       Signature appears on following page

         IN WITNESS WHEREOF, the Trust has duly executed this certificate.

                                         First Bank Statutory Trust II



                                         By: /s/     Allen H. Blake
                                            ------------------------------------
                                             Name:   Allen H. Blake
                                             Title:  Administrator

                          CERTIFICATE OF AUTHENTICATION

         This   is  one  of  the   Capital   Securities   referred   to  in  the
within-mentioned Declaration.


                                         WILMINGTON TRUST COMPANY,
                                         as the Institutional Trustee


                                         By: /s/ Christopher J. Monigle
                                            ------------------------------------
                                                 Authorized Officer

                           REVERSE OF CAPITAL SECURITY

         Distributions payable on each Capital Security will be payable at an annual rate equal to 3.92438% beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in December 2004 and at an annual rate for each successive period beginning on (and including) the Distribution Payment Date in December 2004, and each succeeding Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.05% (the "Coupon Rate"), applied to the stated liquidation amount of $1,000.00 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the Distribution Rate (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period. The amount of the Distribution payable for any Distribution Period will be calculated by applying the
Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Debenture Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Capital Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         Except as otherwise described below, Distributions on the Capital Securities will be cumulative, will accrue from the date of original issuance and will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year or if any such day is not a Business Day, then the next succeeding Business Day (each such day, a "Distribution Payment Date"), commencing on the Distribution Payment Date in December 2004. The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures, so long as no Extension Event of Default has occurred and is continuing, by extending the interest payment period for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Capital Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         The Capital Securities shall be redeemable as provided in the Declaration.

                                   ASSIGNMENT

FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security Certificate to:

--------------------------------------------------------------------------------

(Insert assignee's social security or tax identification number)
                                                                ----------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



(Insert address and zip code of assignee) and irrevocably appoints

--------------------------------------------------------------------------------



agent to transfer this Capital Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.


Date:
     ---------------------------------------

Signature:
          ----------------------------------

               (Sign exactly as your name appears on the other side of this Capital Security Certificate)

Signature Guarantee:1










------------------------------------
1 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 4.35







                ==================================================

                               FIRST BANKS, INC.,
                                    as Issuer






                                    INDENTURE

                          Dated as of November 23, 2004



                            WILMINGTON TRUST COMPANY,
                                   as Trustee




        FLOATING RATE JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES


                                    DUE 2034

                ==================================================



                                TABLE OF CONTENTS
                                -----------------
                                                                                                                Page
                                                                                                                ----


ARTICLE I. DEFINITIONS............................................................................................1

         Section 1.1.      Definitions............................................................................1

ARTICLE II. DEBENTURES............................................................................................8

         Section 2.1.      Authentication and Dating..............................................................8
         Section 2.2.      Form of Trustee's Certificate of Authentication........................................9
         Section 2.3.      Form and Denomination of Debentures....................................................9
         Section 2.4.      Execution of Debentures................................................................9
         Section 2.5.      Exchange and Registration of Transfer of Debentures...................................10
         Section 2.6.      Mutilated, Destroyed, Lost or Stolen Debentures.......................................12
         Section 2.7.      Temporary Debentures..................................................................12
         Section 2.8.      Payment of Interest and Additional Interest...........................................13
         Section 2.9.      Cancellation of Debentures Paid, etc..................................................14
         Section 2.10.     Computation of Interest...............................................................14
         Section 2.11.     Extension of Interest Payment Period..................................................15
         Section 2.12.     CUSIP Numbers.........................................................................16
         Section 2.13.     Global Debentures.....................................................................17

ARTICLE III. PARTICULAR COVENANTS OF THE COMPANY.................................................................18

         Section 3.1.      Payment of Principal, Premium and Interest; Agreed Treatment of the Debentures........18
         Section 3.2.      Offices for Notices and Payments, etc.................................................19
         Section 3.3.      Appointments to Fill Vacancies in Trustee's Office....................................19
         Section 3.4.      Provision as to Paying Agent..........................................................19
         Section 3.5.      Certificate to Trustee................................................................20
         Section 3.6.      Additional Sums.......................................................................20
         Section 3.7.      Compliance with Consolidation Provisions..............................................21
         Section 3.8.      Limitation on Dividends...............................................................21
         Section 3.9.      Covenants as to the Trust.............................................................21
         Section 3.10.     Additional Junior Indebtedness........................................................22

ARTICLE IV. SECURITYHOLDERS' LISTS AND REPORTS BY THE COMPANY AND THE TRUSTEE....................................22

         Section 4.1.      Securityholders' Lists................................................................22
         Section 4.2.      Preservation and Disclosure of Lists..................................................22

ARTICLE V. REMEDIES OF THE TRUSTEE AND SECURITYHOLDERS UPON AN EVENT OF DEFAULT..................................23

         Section 5.1.      Events of Default.....................................................................23
         Section 5.2.      Payment of Debentures on Default; Suit Therefor.......................................25
         Section 5.3.      Application of Moneys Collected by Trustee............................................26
         Section 5.4.      Proceedings by Securityholders........................................................26
         Section 5.5.      Proceedings by Trustee................................................................27
         Section 5.6.      Remedies Cumulative and Continuing; Delay or Omission Not a Waiver....................27
         Section 5.7.      Direction of Proceedings and Waiver of Defaults by Majority of Securityholders........27
         Section 5.8.      Notice of Defaults....................................................................28
         Section 5.9.      Undertaking to Pay Costs..............................................................28

ARTICLE VI. CONCERNING THE TRUSTEE...............................................................................28

         Section 6.1.      Duties and Responsibilities of Trustee................................................28
         Section 6.2.      Reliance on Documents, Opinions, etc..................................................29
         Section 6.3.      No Responsibility for Recitals, etc...................................................30
         Section 6.4.      Trustee, Authenticating Agent, Paying Agents, Transfer Agents or Registrar
                           May Own Debentures....................................................................30
         Section 6.5.      Moneys to be Held in Trust............................................................31
         Section 6.6.      Compensation and Expenses of Trustee..................................................31
         Section 6.7.      Officers' Certificate as Evidence.....................................................31
         Section 6.8.      Eligibility of Trustee................................................................32
         Section 6.9.      Resignation or Removal of Trustee.....................................................32
         Section 6.10.     Acceptance by Successor Trustee.......................................................33
         Section 6.11.     Succession by Merger, etc.............................................................34
         Section 6.12.     Authenticating Agents.................................................................34

ARTICLE VII. CONCERNING THE SECURITYHOLDERS......................................................................35

         Section 7.1.      Action by Securityholders.............................................................35
         Section 7.2.      Proof of Execution by Securityholders.................................................35
         Section 7.3.      Who Are Deemed Absolute Owners........................................................36
         Section 7.4.      Debentures Owned by Company Deemed Not Outstanding....................................36
         Section 7.5.      Revocation of Consents; Future Holders Bound..........................................36

ARTICLE VIII. SECURITYHOLDERS' MEETINGS..........................................................................37

         Section 8.1.      Purposes of Meetings..................................................................37
         Section 8.2.      Call of Meetings by Trustee...........................................................37
         Section 8.3.      Call of Meetings by Company or Securityholders........................................37
         Section 8.4.      Qualifications for Voting.............................................................37
         Section 8.5.      Regulations...........................................................................37
         Section 8.6.      Voting................................................................................38
         Section 8.7.      Quorum; Actions.......................................................................38

ARTICLE IX. SUPPLEMENTAL INDENTURES..............................................................................39

         Section 9.1.      Supplemental Indentures without Consent of Securityholders............................39
         Section 9.2.      Supplemental Indentures with Consent of Securityholders...............................40
         Section 9.3.      Effect of Supplemental Indentures.....................................................41
         Section 9.4.      Notation on Debentures................................................................41
         Section 9.5.      Evidence of Compliance of Supplemental Indenture to be Furnished to Trustee...........41

ARTICLE X. REDEMPTION OF SECURITIES..............................................................................41

         Section 10.1.     Optional Redemption...................................................................41
         Section 10.2.     Special Event Redemption..............................................................41
         Section 10.3.     Notice of Redemption; Selection of Debentures.........................................42
         Section 10.4.     Payment of Debentures Called for Redemption...........................................42

ARTICLE XI. CONSOLIDATION, MERGER, SALE, CONVEYANCE AND LEASE....................................................43

         Section 11.1.     Company May Consolidate, etc., on Certain Terms.......................................43
         Section 11.2.     Successor Entity to be Substituted....................................................43
         Section 11.3.     Opinion of Counsel to be Given to Trustee.............................................43

ARTICLE XII. SATISFACTION AND DISCHARGE OF INDENTURE.............................................................44

         Section 12.1.     Discharge of Indenture................................................................44
         Section 12.2.     Deposited Moneys to be Held in Trust by Trustee.......................................44
         Section 12.3.     Paying Agent to Repay Moneys Held.....................................................44
         Section 12.4.     Return of Unclaimed Moneys............................................................44

ARTICLE XIII. IMMUNITY OF INCORPORATORS, STOCKHOLDERS, OFFICERS AND DIRECTORS....................................45

         Section 13.1.     Indenture and Debentures Solely Corporate Obligations.................................45

ARTICLE XIV. MISCELLANEOUS PROVISIONS............................................................................45

         Section 14.1.     Successors............................................................................45
         Section 14.2.     Official Acts by Successor Entity.....................................................45
         Section 14.3.     Surrender of Company Powers...........................................................45
         Section 14.4.     Addresses for Notices, etc............................................................45
         Section 14.5.     Governing Law.........................................................................46
         Section 14.6.     Evidence of Compliance with Conditions Precedent......................................46
         Section 14.7.     Table of Contents, Headings, etc......................................................46
         Section 14.8.     Execution in Counterparts.............................................................46
         Section 14.9.     Separability..........................................................................46
         Section 14.10.    Assignment............................................................................46
         Section 14.11.    Acknowledgment of Rights..............................................................46

ARTICLE XV. SUBORDINATION OF DEBENTURES..........................................................................47

         Section 15.1.     Agreement to Subordinate..............................................................47
         Section 15.2.     Default on Senior Indebtedness........................................................47
         Section 15.3.     Liquidation, Dissolution, Bankruptcy..................................................47
         Section 15.4.     Subrogation...........................................................................48
         Section 15.5.     Trustee to Effectuate Subordination...................................................49
         Section 15.6.     Notice by the Company.................................................................49
         Section 15.7.     Rights of the Trustee; Holders of Senior Indebtedness.................................50
         Section 15.8.     Subordination May Not Be Impaired.....................................................50

Exhibit A         Form of Floating Rate Junior Subordinated Deferrable Interest Debenture

         THIS INDENTURE, dated as of November 23, 2004, between First Banks, Inc., a Missouri corporation (the "Company"), and Wilmington Trust Company, a
                                    -------
Delaware banking corporation, as debenture trustee (the "Trustee").
                                                         -------

                                   WITNESSETH:

         WHEREAS, for its lawful corporate purposes, the Company has duly authorized the issuance of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 (the "Debentures") under this Indenture to provide,
                                   ----------
among other things, for the execution and authentication, delivery and administration thereof, and the Company has duly authorized the execution of this Indenture; and

         WHEREAS, all acts and things necessary to make this Indenture a valid agreement according to its terms, have been done and performed;

         NOW, THEREFORE, This Indenture Witnesseth:

         In consideration of the premises, and the purchase of the Debentures by the holders thereof, the Company covenants and agrees with the Trustee for the equal and proportionate benefit of the respective holders from time to time of the Debentures as follows:

                                   ARTICLE I.
                                  DEFINITIONS
                                  -----------

         Section 1.1.    Definitions. The  terms  defined  in  this  Section 1.1
                         -----------
(except as herein otherwise expressly provided or unless the context otherwise requires) for all purposes of this Indenture and of any indenture supplemental hereto shall have the respective meanings specified in this Section 1.1. All accounting terms used herein and not expressly defined shall have the meanings assigned to such terms in accordance with generally accepted accounting principles and the term "generally accepted accounting principles" means such accounting principles as are generally accepted in the United States at the time of any computation. The words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

         "Additional Interest" has the meaning set forth in Section 2.11.
          -------------------

         "Additional Junior  Indebtedness"  means, without duplication and other
          -------------------------------
than the Debentures, any indebtedness, liabilities or obligations of the Company, or any Subsidiary of the Company, under debt securities (or guarantees in respect of debt securities) initially issued after the date of this Indenture to any trust, or a trustee of a trust, partnership or other entity affiliated with the Company that is, directly or indirectly, a finance subsidiary (as such term is defined in Rule 3a-5 under the Investment Company Act of 1940) or other financing vehicle of the Company or any Subsidiary of the Company in connection with the issuance by that entity of preferred securities or other securities that are eligible to qualify for Tier 1 capital treatment (or its then equivalent) for purposes of the capital adequacy guidelines of the Federal Reserve, as then in effect and applicable to the Company (or, if the Company is not a bank holding company, such guidelines applied to the Company as if the Company were subject to such guidelines); provided, however, that the inability
                                           --------  -------
of the Company to treat all or any portion of the Additional Junior Indebtedness as Tier 1 capital shall not disqualify it as Additional Junior Indebtedness if such inability results from the Company having cumulative preferred stock, minority interests in consolidated subsidiaries, or any other class of security or interest which the Federal Reserve now or may hereafter accord Tier 1 capital treatment (including the Debentures) in excess of the amount which may qualify for treatment as Tier 1 capital under applicable capital adequacy guidelines.

         "Additional Sums" has the meaning set forth in Section 3.6.
          ---------------

         "Affiliate"  has the same  meaning as given to that term in Rule 405 of
          ---------
the Securities Act or any successor rule thereunder.

         "Applicable  Depositary Procedures" means, with respect to any transfer
          ---------------------------------
or transaction involving a Global Debenture or beneficial interest therein, the rules and procedures of the Depositary for such Debenture, in each case to the extent applicable to such transaction and as in effect from time to time.

         "Authenticating  Agent" means any agent or agents of the Trustee  which
          ---------------------
at the time shall be appointed and acting pursuant to Section 6.12.

         "Bankruptcy Law"  means  Title 11, U.S. Code, or any similar federal or
          --------------
state law for the relief of debtors.

         "Board of  Directors"  means the board of  directors  or the  executive
          -------------------
committee or any other duly authorized designated officers of the Company.

         "Board  Resolution"  means  a copy  of a  resolution  certified  by the
          -----------------
Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification and delivered to the Trustee.

         "Business Day" means any day other than a Saturday, Sunday or any other
          ------------
day on which banking institutions in New York City or Wilmington, Delaware are permitted or required by any applicable law or executive order to close.

         "Capital Securities" means undivided beneficial interests in the assets
          ------------------
of the Trust which rank pari passu with Common Securities issued by the Trust; provided, however, that upon the occurrence and continuance of an Event of
--------   -------
Default (as defined in the Declaration), the rights of holders of such Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of such Capital Securities.

         "Capital  Securities  Guarantee" means the guarantee agreement that the
          ------------------------------
Company enters into with Wilmington Trust Company, as guarantee trustee, or other Persons that operates directly or indirectly for the benefit of holders of Capital Securities of the Trust.

         "Capital  Treatment  Event"  means the  receipt by the  Company and the
          -------------------------
Trust of an opinion of counsel experienced in such matters to the effect that, as a result of the occurrence of any amendment to, or change (including any announced prospective change) in, the laws, rules or regulations of the United States or any political subdivision thereof or therein, or as the result of any official or administrative pronouncement or action or decision interpreting or applying such laws, rules or regulations, which amendment or change is effective or which pronouncement, action or decision is announced on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that the Company will not, within 90 days of the date of such opinion, be entitled to treat an amount equal to the aggregate liquidation amount of the Capital Securities as "Tier 1 Capital" (or its then equivalent) for purposes of the capital adequacy guidelines of the Federal Reserve, as then in effect and applicable to the Company (or if the Company is not a bank holding company, such guidelines applied to the Company as if the Company were subject to such guidelines); provided, however, that the inability of the Company to treat all
              --------   -------
or any portion of the liquidation amount of the Capital Securities as Tier l Capital shall not constitute the basis for a Capital Treatment Event, if such inability results from the Company having cumulative preferred stock, minority interests in consolidated subsidiaries, or any other class of security or interest which the Federal Reserve or OTS, as applicable, may now or hereafter accord Tier 1 Capital treatment in excess of the amount which may now or hereafter qualify for treatment as Tier 1 Capital under applicable capital adequacy guidelines; provided further, however, that the distribution of
                       --------  -------   -------

Debentures in connection with the liquidation of the Trust shall not in and of itself constitute a Capital Treatment Event unless such liquidation shall have occurred in connection with a Tax Event or an Investment Company Event.

         "Certificate"  means a  certificate  signed by any one of the principal
          -----------
executive officer, the principal financial officer or the principal accounting officer of the Company.

         "Common Securities" means undivided  beneficial interests in the assets
          -----------------
of the Trust which rank pari passu with Capital Securities issued by the Trust; provided, however, that upon the occurrence and continuance of an Event of
--------   -------
Default (as defined in the Declaration), the rights of holders of such Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of such Capital Securities.

         "Company" means First Banks, Inc., a Missouri corporation, and, subject
          -------
to the provisions of Article XI, shall include its successors and assigns.

         "Coupon Rate" has the meaning set forth in Section 2.8.
          -----------

         "Debenture" or "Debentures" has the meaning stated in the first recital
          ---------      ----------
of this Indenture.

         "Debenture Register" has the meaning specified in Section 2.5.
          ------------------

         "Declaration"  means the Amended and Restated  Declaration  of Trust of
          -----------
the Trust, as amended or supplemented from time to time.

         "Default"  means any event,  act or condition that with notice or lapse
          -------
of time, or both, would constitute an Event of Default.

         "Defaulted Interest" has the meaning set forth in Section 2.8.
          ------------------

         "Depositary"  means an  organization  registered  as a clearing  agency
          ----------
under the Exchange Act that is designated as Depositary by the Company or any successor thereto. The initial Depositary will be DTC.

         "Depositary  Participant" means a broker, dealer, bank, other financial
          -----------------------
institution or other Person for whom from time to time a Depositary effects book-entry transfers and pledges of securities deposited with the Depositary.

         "Distribution  Period"  means (i) with respect to interest  paid on the
          --------------------
first Interest Payment Date, the period beginning on (and including) the date of original issuance and ending on (but excluding) the Interest Payment Date in March 2005 and (ii) thereafter, with respect to interest paid on each successive Interest Payment Date, the period beginning on (and including) the preceding Interest Payment Date and ending on (but excluding) such current Interest Payment Date.

         "Determination Date" has the meaning set forth in Section 2.10.
          ------------------

         "DTC" means the Depository Trust Company, a New York corporation.
          ---

         "Event of Default" means any event specified in Section 5.1,  continued
          ----------------
for the period of time, if any, and after the giving of the notice, if any, therein designated.

         "Extension  Event of Default"  means an Event of Default  under Section
          ---------------------------
5.1(a), (d) or (e), whatever the reason for such Extension Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

         "Extension Period" has the meaning set forth in Section 2.11.
          ----------------

         "Federal  Reserve" means the Board of Governors of the Federal  Reserve
          ----------------
System, or its designated district bank, as applicable, and any successor federal agency that is primarily responsible for regulating the activities of bank holding companies.

         "Global  Debenture"  means a security that evidences all or part of the
          -----------------
Debentures, the ownership and transfers of which shall be made through book entries by a Depositary.

         "Indenture" means this instrument as originally executed or, if amended
          ---------
or supplemented as herein provided, as so amended or supplemented, or both.

         "Institutional Trustee" has the meaning set forth in the Declaration.
          ---------------------

         "Interest  Payment  Date"  means March 15,  June 15,  September  15 and
          -----------------------
December 15 of each year during the term of this Indenture, or if such day is not a Business Day, then the next succeeding Business Day, commencing in March 2005.

         "Interest  Rate" means for the  Distribution  Period  beginning on (and
          --------------
including) the date of original issuance and ending on (but excluding) the Interest Payment Date in March 2005 the rate per annum of 4.54%, and for each Distribution Period beginning on or after the Interest Payment Date in March 2005, the Coupon Rate for such Distribution Period.

         "Investment  Company  Event"  means the  receipt by the Company and the
          --------------------------
Trust of an opinion of counsel experienced in such matters to the effect that, as a result of the occurrence of a change in law or regulation or written change (including any announced prospective change) in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that the Trust is or, within 90 days of the date of such opinion will be considered an "investment company" that is required to be registered under the Investment Company Act of 1940, as amended which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the issuance of the Debentures.

         "Liquidation  Amount"  means the stated  amount of $1,000.00  per Trust
          -------------------
Security.

         "Maturity Date" means December 15, 2034.
          -------------

         "Officers'  Certificate"  means a certificate signed by the Chairman of
          ----------------------
the Board, the Chief Executive Officer, the Vice Chairman, the President, any Managing Director or any Vice President, and by the Treasurer, an Assistant Treasurer, the Comptroller, an Assistant Comptroller, the Secretary or an Assistant Secretary of the Company, and delivered to the Trustee. Each such certificate shall include the statements provided for in Section 14.6 if and to the extent required by the provisions of such Section.

         "Opinion  of  Counsel"  means an  opinion  in  writing  signed by legal
          --------------------
counsel, who may be an employee of or counsel to the Company, or may be other counsel reasonably satisfactory to the Trustee. Each such opinion shall include the statements provided for in Section 14.6 if and to the extent required by the provisions of such Section.

         "OTS" means the Office of Thrift  Supervision and any successor federal
          ---
agency that is primarily responsible for regulating the activities of savings and loan holding companies.

         The term "outstanding," when used with reference to Debentures,  means,
                   -----------
subject to the provisions of Section 7.4, as of any particular time, all Debentures authenticated and delivered by the Trustee or the Authenticating Agent under this Indenture, except:

         (a)     Debentures  theretofore   canceled   by  the   Trustee  or  the
Authenticating Agent or delivered to the Trustee for cancellation;

         (b) Debentures, or portions thereof, for the payment or redemption of which moneys in the necessary amount shall have been deposited in trust with the Trustee or with any paying agent (other than the Company) or shall have been set aside and segregated in trust by the Company (if the Company shall act as its own paying agent); provided, however, that, if such Debentures, or portions
                       --------   -------
thereof, are to be redeemed prior to maturity thereof, notice of such redemption shall have been given as provided in Section 10.3 or provision satisfactory to the Trustee shall have been made for giving such notice; and

         (c) Debentures paid pursuant to Section 2.6 or in lieu of or in substitution for which other Debentures shall have been authenticated and delivered pursuant to the terms of Section 2.6 unless proof satisfactory to the Company and the Trustee is presented that any such Debentures are held by bona fide holders in due course.

         "Person" means any individual,  corporation, limited liability company,
          ------
partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

         "Predecessor Security" of any particular Debenture means every previous
          --------------------
Debenture evidencing all or a portion of the same debt as that evidenced by such particular Debenture; and, for purposes of this definition, any Debenture authenticated and delivered under Section 2.6 in lieu of a lost, destroyed or stolen Debenture shall be deemed to evidence the same debt as the lost, destroyed or stolen Debenture.

         "Principal  Office of the Trustee," or other  similar  term,  means the
          --------------------------------
office of the Trustee, at which at any particular time its corporate trust business shall be principally administered, which at the time of the execution of this Indenture shall be Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attention: Corporate Trust Administration.

         "Redemption Date" has the meaning set forth in Section 10.1.
          ---------------

         "Redemption Price" means 100% of the principal amount of the Debentures
          ----------------
being redeemed, plus accrued and unpaid interest (including any Additional Interest) on such Debentures to the Redemption Date.

         "Responsible  Officer" means, with respect to the Trustee,  any officer
          --------------------
within the Principal Office of the Trustee, including any vice-president, any assistant vice-president, any secretary, any assistant secretary, the treasurer, any assistant treasurer, any trust officer or other officer of the Principal Trust Office of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Securities Act" means the Securities Act of 1933, as amended from time
          --------------
to time or any successor legislation.

         "Securityholder," "holder of Debentures," or other similar terms, means
          --------------
any Person in whose name at the time a particular Debenture is registered on the register kept by the Company or the Trustee for that purpose in accordance with the terms hereof.

         "Senior  Indebtedness"  means,  with  respect to the  Company,  (i) the
          --------------------
principal, premium, if any, and interest in respect of (A) indebtedness of the Company for all borrowed and purchased money and (B) indebtedness evidenced by securities, debentures, notes, bonds or other similar instruments issued by the Company; (ii) all capital lease obligations of the Company; (iii) all obligations of the Company issued or assumed as the deferred purchase price of property, all conditional sale obligations of the Company and all obligations of the Company under any title retention agreement; (iv) all obligations of the Company for the reimbursement of any letter of credit, any banker's acceptance, any security purchase facility, any repurchase agreement or similar arrangement, any interest rate swap, any other hedging arrangement, any obligation under options or any similar credit or other transaction; (v) all obligations of the Company associated with derivative products such as interest and foreign exchange rate contracts, commodity contracts, and similar arrangements; (vi) all obligations of the type referred to in clauses (i) through (v) above of other Persons for the payment of which the Company is responsible or liable as obligor, guarantor or otherwise including, without limitation, similar obligations arising from off-balance sheet guarantees and direct credit substitutes; and (vii) all obligations of the type referred to in clauses (i) through (vi) above of other Persons secured by any lien on any property or asset of the Company (whether or not such obligation is assumed by the Company), whether incurred on or prior to the date of this Indenture or thereafter incurred. Notwithstanding the foregoing, "Senior Indebtedness" shall not include
(1) any Additional Junior Indebtedness, (2) Debentures issued pursuant to this Indenture and guarantees in respect of such Debentures, (3) trade accounts payable of the Company arising in the ordinary course of business (such trade accounts payable being pari passu in right of payment to the Debentures), or (4) obligations with respect to which (a) in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are pari passu, junior or otherwise not superior in right of payment to the Debentures and (b) the Company, prior to the issuance thereof, has notified (and, if then required under the applicable guidelines of the regulating entity, has received approval from) the Federal Reserve (if the Company is a bank holding company) or the OTS (if the Company is a savings and loan holding company). Senior Indebtedness shall continue to be Senior Indebtedness and be entitled to the subordination provisions irrespective of any amendment, modification or waiver of any term of such Senior Indebtedness.

         "Special Event" means any of a Capital  Treatment  Event, an Investment
          -------------
Company Event or a Tax Event.

         "Special Redemption Date" has the meaning set forth in Section 10.2.
          -----------------------

         "Special  Redemption  Price" means the price set forth in the following
          --------------------------
table for any Special Redemption Date that occurs on the date indicated below (or if such day is not a Business Day, then the next succeeding Business Day), expressed as the percentage of the principal amount of the Debentures being redeemed:

----------------------------------------- --------------------------------------
          Month in which Special                  Special Redemption Price
          ----------------------                  ------------------------
          Redemption Date Occurs
          ----------------------
----------------------------------------- --------------------------------------
               March 2005                                104.625%
----------------------------------------- --------------------------------------
               June 2005                                 104.300%
----------------------------------------- --------------------------------------
             September 2005                              104.000%
----------------------------------------- --------------------------------------

----------------------------------------- --------------------------------------
             December 2005                               103.650%
----------------------------------------- --------------------------------------
               March 2006                                103.350%
----------------------------------------- --------------------------------------
               June 2006                                 103.000%
----------------------------------------- --------------------------------------
             September 2006                              102.700%
----------------------------------------- --------------------------------------
             December 2006                               102.350%
----------------------------------------- --------------------------------------
               March 2007                                102.050%
----------------------------------------- --------------------------------------
               June 2007                                 101.700%
----------------------------------------- --------------------------------------
             September 2007                              101.400%
----------------------------------------- --------------------------------------
             December 2007                               101.050%
----------------------------------------- --------------------------------------
               March 2008                                100.750%
----------------------------------------- --------------------------------------
               June 2008                                 100.450%
----------------------------------------- --------------------------------------
             September 2008                              100.200%
----------------------------------------- --------------------------------------
      December 2008 and thereafter                       100.000%
----------------------------------------- --------------------------------------


         plus, in each case, accrued and unpaid interest (including any Additional Interest) on such Debentures to the Special Redemption Date.

         "Subsidiary"  means with respect to any Person,  (i) any corporation at
          ----------
least a majority of the outstanding voting stock of which is owned, directly or indirectly, by such Person or by one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries, (ii) any general partnership, joint venture or similar entity, at least a majority of the outstanding partnership or similar interests of which shall at the time be owned by such Person, or by one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries and (iii) any limited partnership of which such Person or any of its Subsidiaries is a general partner. For the purposes of this definition, "voting stock" means shares, interests, participations or other equivalents in the equity interest (however designated) in such Person having ordinary voting power for the election of a majority of the directors (or the equivalent) of such Person, other than shares, interests, participations or other equivalents having such power only by reason of the occurrence of a contingency.

         "Tax  Event"  means  the  receipt  by the  Company  and the Trust of an
          ----------
opinion of counsel experienced in such matters to the effect that, as a result of any amendment to or change (including any announced prospective change) in the laws or any regulations thereunder of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement (including any private letter ruling, technical advice memorandum, field service advice, regulatory procedure, notice or announcement, including any notice or announcement of intent to adopt such procedures or regulations) (an "Administrative Action") or judicial decision
                                  ----------------------
interpreting or applying such laws or regulations, regardless of whether such Administrative Action or judicial decision is issued to or in connection with a proceeding involving the Company or the Trust and whether or not subject to review or appeal, which amendment, clarification, change, Administrative Action or decision is enacted, promulgated or announced, in each case on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that: (i) the Trust is, or will be within 90 days of the date of such opinion, subject to United States federal income tax with respect to income received or accrued on the Debentures; (ii) interest payable by the Company on the Debentures is not, or within 90 days of the date of such opinion, will not be, deductible by the Company, in whole or in part, for United States federal income tax purposes; or (iii) the Trust is, or will be within 90 days of the date of such opinion, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

         "3-Month LIBOR" has the meaning set forth in Section 2.10.
          -------------

         "Telerate Page 3750" has the meaning set forth in Section 2.10.
          ------------------

         "Trust" shall mean First Bank Statutory Trust III, a Delaware statutory
          -----
trust, or any other similar trust created for the purpose of issuing Capital Securities in connection with the issuance of Debentures under this Indenture, of which the Company is the sponsor.

         "Trust Securities"  means  Common  Securities and Capital Securities of
          ----------------
the Trust.

         "Trustee"  means  Wilmington   Trust  Company,   and,  subject  to  the
          -------
provisions of Article VI hereof, shall also include its successors and assigns as Trustee hereunder.

                                  ARTICLE II.
                                  DEBENTURES
                                  ----------

         Section 2.1.    Authentication and Dating.  Upon   the   execution  and
                         -------------------------
delivery of this Indenture, or from time to time thereafter, Debentures in an aggregate principal amount not in excess of $41,238,000.00 may be executed and delivered by the Company to the Trustee for authentication, and the Trustee, upon receipt of a written authentication order from the Company, shall thereupon authenticate and make available for delivery said Debentures to or upon the written order of the Company, signed by its Chairman of the Board of Directors, Chief Executive Officer, Vice Chairman, the President, one of its Managing Directors or one of its Vice Presidents without any further action by the Company hereunder. Notwithstanding anything to the contrary contained herein, the Trustee shall be fully protected in relying upon the aforementioned authentication order and written order in authenticating and delivering said Debentures. In authenticating such Debentures, and accepting the additional responsibilities under this Indenture in relation to such Debentures, the Trustee shall be entitled to receive, and (subject to Section 6.1) shall be fully protected in relying upon:

         (a) a copy of any Board Resolution or Board Resolutions relating thereto and, if applicable, an appropriate record of any action taken pursuant to such resolution, in each case certified by the Secretary or an Assistant Secretary of the Company, as the case may be; and

         (b) an Opinion of Counsel prepared in accordance with Section 14.6 which shall also state:

                    (1) that such Debentures,  when  authenticated and delivered by the Trustee and issued by the Company in each case in the manner and subject to any conditions specified in such Opinion of Counsel, will constitute valid and legally binding obligations of the Company, subject to or limited by applicable bankruptcy, insolvency, reorganization, conservatorship, receivership, moratorium and other statutory or decisional laws relating to or affecting creditors' rights or the reorganization of financial institutions (including, without limitation, preference and fraudulent conveyance or transfer laws), heretofore or hereafter enacted or in effect, affecting the rights of creditors generally; and

                    (2) that all laws and requirements in respect of the execution and delivery by the Company of the Debentures have been complied with and that authentication and delivery of the Debentures by the Trustee will not violate the terms of this Indenture.

         The Trustee shall have the right to decline to authenticate and deliver any Debentures under this Section if the Trustee, being advised in writing by counsel, determines that such action may not lawfully be taken or if a Responsible Officer of the Trustee in good faith shall determine that such action would expose the Trustee to personal liability to existing holders.

         The definitive Debentures shall be typed, printed, lithographed or engraved on steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Debentures, as evidenced by their execution of such Debentures.

         Section  2.2.   Form of Trustee's  Certificate  of Authentication.  The
                         -------------------------------------------------
Trustee's   certificate  of   authentication  on  all  Debentures  shall  be  in
substantially the following form:

         This is one of the Debentures referred to in the within-mentioned Indenture.

         WILMINGTON TRUST COMPANY, as Trustee

         By
           ----------------------------------
         Authorized Signer

         Section 2.3.    Form and Denomination of Debentures.   The   Debentures
                         -----------------------------------
shall be substantially in the form of Exhibit A attached hereto. The Debentures shall be in registered, certificated form without coupons and in minimum denominations of $100,000.00 and any multiple of $1,000.00 in excess thereof. Any attempted transfer of the Debentures in a block having an aggregate principal amount of less than $100,000.00 shall be deemed to be void and of no legal effect whatsoever. Any such purported transferee shall be deemed not to be a holder of such Debentures for any purpose, including, but not limited to the receipt of payments on such Debentures, and such purported transferee shall be deemed to have no interest whatsoever in such Debentures. The Debentures shall be numbered, lettered, or otherwise distinguished in such manner or in accordance with such plans as the officers executing the same may determine with the approval of the Trustee as evidenced by the execution and authentication thereof.

         Section 2.4.    Execution of Debentures. The Debentures shall be signed
                         -----------------------
in the name and on behalf of the Company by the manual or facsimile signature of its Chairman of the Board of Directors, Chief Executive Officer, Vice Chairman, President, one of its Managing Directors or one of its Executive Vice Presidents, Senior Vice Presidents or Vice Presidents. Only such Debentures as shall bear thereon a certificate of authentication substantially in the form herein before recited, executed by the Trustee or the Authenticating Agent by the manual signature of an authorized signer, shall be entitled to the benefits of this Indenture or be valid or obligatory for any purpose. Such certificate by the Trustee or the Authenticating Agent upon any Debenture executed by the Company shall be conclusive evidence that the Debenture so authenticated has been duly authenticated and delivered hereunder and that the holder is entitled to the benefits of this Indenture.

         In case any officer of the Company who shall have signed any of the Debentures shall cease to be such officer before the Debentures so signed shall have been authenticated and delivered by the Trustee or the Authenticating Agent, or disposed of by the Company, such Debentures nevertheless may be authenticated and delivered or disposed of as though the Person who signed such Debentures had not ceased to be such officer of the Company; and any Debenture may be signed on behalf of the Company by such Persons as, at the actual date of the execution of such Debenture, shall be the proper officers of the Company, although at the date of the execution of this Indenture any such person was not such an officer.

         Every Debenture shall be dated the date of its authentication.

         Section 2.5     Exchange  and  Registration  of Transfer of Debentures.
                         ------------------------------------------------------
The Company shall cause to be kept, at the office or agency maintained for the purpose of registration of transfer and for exchange as provided in Section 3.2, a register (the "Debenture Register") for the Debentures issued hereunder in
                  -------------------
which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration and transfer of all Debentures as in this
Article II provided. The Debenture Register shall be in written form or in any other form capable of being converted into written form within a reasonable time.

         Debentures to be exchanged may be surrendered at the Principal Office of the Trustee or at any office or agency to be maintained by the Company for such purpose as provided in Section 3.2, and the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in exchange therefor the Debenture or Debentures which the Securityholder making the exchange shall be entitled to receive. Upon due presentment for registration of transfer of any Debenture at the Principal Office of the Trustee or at any office or agency of the Company maintained for such purpose as provided in Section 3.2, the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in the name of the transferee or transferees a new Debenture for a like aggregate principal amount. Registration or registration of transfer of any Debenture by the Trustee or by any agent of the Company appointed pursuant to Section 3.2, and delivery of such Debenture, shall be deemed to complete the registration or registration of transfer of such Debenture.

         All Debentures presented for registration of transfer or for exchange or payment shall (if so required by the Company or the Trustee or the Authenticating Agent) be duly endorsed by, or be accompanied by a written instrument or instruments of transfer in form satisfactory to the Company and the Trustee or the Authenticating Agent duly executed by the holder or his attorney duly authorized in writing.

         No service charge shall be made for any exchange or registration of transfer of Debentures, but the Company or the Trustee may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection therewith.

         The Company or the Trustee shall not be required to exchange or register a transfer of any Debenture for a period of 15 days next preceding the date of selection of Debentures for redemption.

         Notwithstanding anything herein to the contrary, Debentures may not be transferred except in compliance with the restricted securities legend set forth below, unless otherwise determined by the Company, upon the advice of counsel expert in securities law, in accordance with applicable law:

         THIS SECURITY IS NOT A SAVINGS ACCOUNT OR DEPOSIT AND IT IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION.

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE   SECURITIES   LAW.   NEITHER  THIS  SECURITY  NOR  ANY  INTEREST  OR

PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE COMPANY, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING AN AGGREGATE PRINCIPAL AMOUNT OF NOT LESS THAN $100,000.00 AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING AN AGGREGATE PRINCIPAL AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         Section 2.6.    Mutilated,  Destroyed,  Lost  or  Stolen Debentures. In
                         ---------------------------------------------------
case any Debenture shall become mutilated or be destroyed, lost or stolen, the Company shall execute, and upon its written request the Trustee shall authenticate and deliver, a new Debenture bearing a number not contemporaneously outstanding, in exchange and substitution for the mutilated Debenture, or in lieu of and in substitution for the Debenture so destroyed, lost or stolen. In every case the applicant for a substituted Debenture shall furnish to the Company and the Trustee such security or indemnity as may be required by them to save each of them harmless, and, in every case of destruction, loss or theft, the applicant shall also furnish to the Company and the Trustee evidence to their satisfaction of the destruction, loss or theft of such Debenture and of the ownership thereof.

         The Trustee may authenticate any such substituted Debenture and deliver the same upon the written request or authorization of any officer of the Company. Upon the issuance of any substituted Debenture, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses connected therewith. In case any Debenture which has matured or is about to mature or has been called for redemption in full shall become mutilated or be destroyed, lost or stolen, the Company may, instead of issuing a substitute Debenture, pay or authorize the payment of the same (without surrender thereof except in the case of a mutilated Debenture) if the applicant for such payment shall furnish to the Company and the Trustee such security or indemnity as may be required by them to save each of them harmless and, in case of destruction, loss or theft, evidence satisfactory to the Company and to the Trustee of the destruction, loss or theft of such Debenture and of the ownership thereof.

         Every  substituted  Debenture issued pursuant to the provisions of this
Section 2.6 by virtue of the fact that any such Debenture is destroyed, lost or stolen shall constitute an additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Debenture shall be found at any time, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Debentures duly issued hereunder. All Debentures shall be held and owned upon the express condition that, to the extent permitted by applicable law, the foregoing provisions are exclusive with respect to the replacement or payment of mutilated, destroyed, lost or stolen Debentures and shall preclude any and all other rights or remedies notwithstanding any law or statute existing or hereafter enacted to the contrary with respect to the replacement or payment of negotiable instruments or other securities without their surrender.

         Section  2.7.   Temporary   Debentures.   Pending  the  preparation  of
                         ----------------------
definitive Debentures, the Company may execute and the Trustee shall authenticate and make available for delivery temporary Debentures that are typed, printed or lithographed. Temporary Debentures shall be issuable in any authorized denomination, and substantially in the form of the definitive Debentures in lieu of which they are issued but with such omissions, insertions and variations as may be appropriate for temporary Debentures, all as may be determined by the Company. Every such temporary Debenture shall be executed by the Company and be authenticated by the Trustee upon the same conditions and in substantially the same manner, and with the same effect, as the definitive Debentures. Without unreasonable delay the Company will execute and deliver to the Trustee or the Authenticating Agent definitive Debentures and thereupon any or all temporary Debentures may be surrendered in exchange therefor, at the principal corporate trust office of the Trustee or at any office or agency maintained by the Company for such purpose as provided in Section 3.2, and the

Trustee or the Authenticating Agent shall authenticate and make available for delivery in exchange for such temporary Debentures a like aggregate principal amount of such definitive Debentures. Such exchange shall be made by the Company at its own expense and without any charge therefor except that in case of any such exchange involving a registration of transfer the Company may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in relation thereto. Until so exchanged, the temporary Debentures shall in all respects be entitled to the same benefits under this Indenture as definitive Debentures authenticated and delivered hereunder.

         Section 2.8.    Payment of Interest and Additional  Interest.  Interest
                         --------------------------------------------
at the Interest Rate and any Additional Interest on any Debenture that is payable, and is punctually paid or duly provided for, on any Interest Payment Date for Debentures shall be paid to the Person in whose name said Debenture (or one or more Predecessor Securities) is registered at the close of business on the regular record date for such interest installment except that interest and any Additional Interest payable on the Maturity Date shall be paid to the Person to whom principal is paid.

         Each Debenture shall bear interest for the period beginning on (and including) the date of original issuance and ending on (but excluding) the Interest Payment Date in March 2005 at a rate per annum of 4.54%, and shall bear interest for each successive Distribution Period beginning on or after the Interest Payment Date in March 2005 at a rate per annum equal to the 3-Month LIBOR, determined as described in Section 2.10, plus 2.18% (the "Coupon Rate"),
                                                                  -----------
applied to the principal amount thereof, until the principal thereof becomes due and payable, and on any overdue principal and to the extent that payment of such interest is enforceable under applicable law (without duplication) on any overdue installment of interest (including Additional Interest) at the Interest Rate in effect for each applicable period compounded quarterly. Interest shall be payable (subject to any relevant Extension Period) quarterly in arrears on each Interest Payment Date with the first installment of interest to be paid on the Interest Payment Date in March 2005.

         Any interest on any Debenture, including Additional Interest, that is payable, but is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be
                              -------------------
payable to the registered holder on the relevant regular record date by virtue of having been such holder; and such Defaulted Interest shall be paid by the Company to the Persons in whose names such Debentures (or their respective Predecessor Securities) are registered at the close of business on a special record date for the payment of such Defaulted Interest, which shall be fixed in the following manner: the Company shall notify the Trustee in writing at least 25 days prior to the date of the proposed payment of the amount of Defaulted Interest proposed to be paid on each such Debenture and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this clause provided. Thereupon the Trustee shall fix a special record date for the payment of such Defaulted Interest which shall not be more than 15 nor less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such special record date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the special record date therefor to be mailed, first class postage prepaid, to each Securityholder at its address as it appears in the Debenture Register, not less than 10 days prior to such special record date. Notice of the proposed payment of such Defaulted Interest and the special record date therefor having been mailed as aforesaid, such Defaulted Interest shall be paid to the Persons in whose names such Debentures (or their respective Predecessor Securities) are registered on such special record date and shall be no longer payable.

         The Company may make payment of any Defaulted Interest on any Debentures in any other lawful manner after notice given by the Company to the Trustee of the proposed payment method; provided, however, the Trustee in its
                                         --------   -------
sole discretion deems such payment method to be practical.

         Any interest (including Additional Interest) scheduled to become payable on an Interest Payment Date occurring during an Extension Period shall not be Defaulted Interest and shall be payable on such other date as may be specified in the terms of such Debentures.

         The term "regular record date" as used in this Section shall mean the close of business on the 5th Business Day preceding the applicable Interest Payment Date.

         Subject to the foregoing provisions of this Section, each Debenture delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Debenture shall carry the rights to interest accrued and unpaid, and to accrue, that were carried by such other Debenture.

         Section 2.9.    Cancellation of Debentures  Paid,  etc. All  Debentures
                         --------------------------------------
surrendered for the purpose of payment, redemption, exchange or registration of transfer, shall, if surrendered to the Company or any paying agent, be surrendered to the Trustee and promptly canceled by it, or, if surrendered to the Trustee or any Authenticating Agent, shall be promptly canceled by it, and no Debentures shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Indenture. All Debentures canceled by any Authenticating Agent shall be delivered to the Trustee. The Trustee shall destroy all canceled Debentures unless the Company otherwise directs the Trustee in writing. If the Company shall acquire any of the Debentures, however, such acquisition shall not operate as a redemption or satisfaction of the indebtedness represented by such Debentures unless and until the same are surrendered to the Trustee for cancellation.

         Section 2.10.   Computation of Interest. The amount of interest payable
                         -----------------------
for each Distribution Period will be calculated by applying the Interest Rate to the principal amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360. All percentages resulting from any calculations on the Debentures will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

        (a)      "3-Month LIBOR"  means  the  London  interbank offered interest
                  -------------
rate for three-month, U.S. dollar deposits determined by the Trustee in the following order of priority:

                 (1) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date (as defined below). "Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers'
          Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits;

                 (2) if such  rate   cannot  be   identified   on  the   related
          Determination Date, the Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations;

                 (3) if fewer than two such quotations are provided as requested in clause (2) above, the Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and

                 (4) if fewer than two such quotations are provided as requested in clause (3) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period.

          If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

          (b) The Interest Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

          (c)    "Determination Date" means the date that is two London  Banking
                  ------------------
Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the particular Distribution Period for which a Coupon Rate is being determined.

          (d) The Trustee shall notify the Company, the Institutional Trustee and any securities exchange or interdealer quotation system on which the Capital Securities are listed, of the Coupon Rate and the Determination Date for each Distribution Period, in each case as soon as practicable after the determination thereof but in no event later than the thirtieth (30th) day of the relevant Distribution Period. Failure to notify the Company, the Institutional Trustee or any securities exchange or interdealer quotation system, or any defect in said notice, shall not affect the obligation of the Company to make payment on the Debentures at the applicable Coupon Rate. Any error in the calculation of the Coupon Rate by the Trustee may be corrected at any time by notice delivered as above provided. Upon the request of a holder of a Debenture, the Trustee shall provide the Coupon Rate then in effect and, if determined, the Coupon Rate for the next Distribution Period.

          (e) Subject to the corrective rights set forth above, all certificates, communications, opinions, determinations, calculations, quotations and decisions given, expressed, made or obtained for the purposes of the provisions relating to the payment and calculation of interest on the Debentures and distributions on the Capital Securities by the Trustee or the Institutional Trustee will (in the absence of willful default, bad faith and manifest error) be final, conclusive and binding on the Trust, the Company and all of the holders of the Debentures and the Capital Securities, and no liability shall (in the absence of willful default, bad faith or manifest error) attach to the Trustee or the Institutional Trustee in connection with the exercise or non-exercise by either of them or their respective powers, duties and discretion.

          Section  2.11. Extension  of Interest  Payment  Period.  So long as no
                         ---------------------------------------
Extension Event of Default has occurred and is continuing, the Company shall have the right, from time to time, and without causing an Event of Default, to defer payments of interest on the Debentures by extending the interest payment period on the Debentures at any time and from time to time during the term of the Debentures, for up to 20 consecutive quarterly periods (each such extended interest payment period, an "Extension Period"), during which Extension Period no interest (including Additional Interest) shall be due and payable (except any Additional Sums that may be due and payable). No Extension Period may end on a date other than an Interest Payment Date. During an Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Interest Rate in effect for such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). At the end of
                                          --------------------
any such Extension Period the Company shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided,
                                                                       --------
however,  that no Extension Period may extend beyond the Maturity Date; provided
-------                                                                 --------
further,  however,  that during any such Extension Period, the Company shall not
-------   -------
and shall not permit any Affiliate to (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's or such Affiliate's capital stock (other than payments of dividends or distributions to the Company) or make any guarantee payments with respect to the foregoing or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (i) or (ii) above, (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (b) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock,
(c) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or (f) payments under the Capital Securities Guarantee). Prior to the termination of any Extension Period, the Company may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest to the extent permitted by applicable law. The Company must give the Trustee notice of its election to begin or extend an Extension Period by the close of business at least 5 Business Days prior to the Interest Payment Date with respect to which interest on the Debentures would have been payable except for the election to begin or extend such Extension Period. The Trustee shall give notice of the Company's election to begin a new Extension Period to the Securityholders.

          Section 2.12.  CUSIP Numbers. The  Company  in  issuing the Debentures
                         -------------
may use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use CUSIP numbers in notices of redemption as a convenience to Securityholders; provided, however, that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Debentures or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Debentures, and any such redemption shall not be affected by any defect in or omission of such numbers. The Company will promptly notify the Trustee in writing of any change in the CUSIP numbers.

          Section 2.13.  Global  Debentures. (a) Upon the election of the holder
                         ------------------
of outstanding Debentures, which election need not be in writing, the Debentures owned by such holder shall be issued in the form of one or more Global Debentures registered in the name of the Depositary or its nominee. Each Global Debenture issued under this Indenture shall be registered in the name of the Depositary designated by the Company for such Global Debenture or a nominee thereof, delivered to such Depositary or a nominee thereof or custodian therefor and shall contain such legends as may be required by the Depositary and each such Global Debenture shall constitute a single Debenture for all purposes of this Indenture.

          (b) Notwithstanding any other provision in this Indenture, no Global Debenture may be exchanged in whole or in part for Debentures registered, and no transfer of a Global Debenture in whole or in part may be registered, in the name of any Person other than the Depositary for such Global Debenture or a nominee thereof unless (i) such Depositary advises the Trustee and the Company in writing that such Depositary is no longer willing or able to properly discharge its responsibilities as Depositary with respect to such Global Debenture, and no qualified successor is appointed by the Company within ninety
(90) days of receipt by the Company of such notice, (ii) such Depositary ceases to be a clearing agency registered under the Exchange Act and no successor is appointed by the Company within ninety (90) days after obtaining knowledge of such event, (iii) the Company executes and delivers to the Trustee a Company order stating that the Company elects to terminate the book-entry system through the Depositary or (iv) an Event of Default shall have occurred and be continuing. Upon the occurrence of any event specified in clause (i), (ii),
(iii) or (iv) above, the Trustee shall notify the Depositary and instruct the Depositary to notify all owners of beneficial interests in such Global Debenture of the occurrence of such event and of the availability of Debentures to such owners of beneficial interests requesting the same. Upon the issuance of such Debentures and the registration in the Debenture Register of such Debentures in the names of the holders of the beneficial interests therein, the Trustee shall recognize such holders of beneficial interests as holders.

          (c) If any Global Debenture is to be exchanged for other Debentures or canceled in part, or if another Debenture is to be exchanged in whole or in part for a beneficial interest in any Global Debenture, then either (i) such Global Debenture shall be so surrendered for exchange or cancellation as provided in this Article II or (ii) the principal amount thereof shall be reduced or increased by an amount equal to the portion thereof to be so exchanged or canceled, or equal to the principal amount of such other Debentures to be so exchanged for a beneficial interest therein, as the case may be, by means of an appropriate adjustment made on the records of the Debenture registrar, whereupon the Trustee, in accordance with the Applicable Depositary Procedures, shall instruct the Depositary or its authorized representative to make a corresponding adjustment to its records. Upon any such surrender or adjustment of a Global Debenture by the Depositary, accompanied by registration instructions, the Company shall execute and the Trustee shall authenticate and deliver any Debentures issuable in exchange for such Global Debenture (or any portion thereof) in accordance with the instructions of the Depositary. The Trustee shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be fully protected in relying on, such instructions.

          (d) Every Debenture authenticated and delivered upon registration of transfer of, or in exchange for or in lieu of, a Global Debenture or any portion thereof shall be authenticated and delivered in the form of, and shall be, a Global Debenture, unless such Debenture is registered in the name of a Person other than the Depositary for such Global Debenture or a nominee thereof.

          (e) Debentures distributed to holders of Book-Entry Capital Securities (as defined in the Declaration) upon the dissolution of the Trust shall be distributed in the form of one or more Global Debentures registered in the name of a Depositary or its nominee, and deposited with the Debentures registrar, as custodian for such Depositary, or with such Depositary, for credit by the Depositary to the respective accounts of the beneficial owners of the Debentures represented thereby (or such other accounts as they may direct).

Debentures distributed to holders of Capital Securities other than Book-Entry Capital Securities upon the dissolution of the Trust shall not be issued in the form of a Global Debenture or any other form intended to facilitate book-entry trading in beneficial interests in such Debentures.

          (f) The Depositary or its nominee, as the registered owner of a Global Debenture, shall be the holder of such Global Debenture for all purposes under this Indenture and the Debentures, and owners of beneficial interests in a Global Debenture shall hold such interests pursuant to the Applicable Depositary Procedures. Accordingly, any such owner's beneficial interest in a Global Debenture shall be shown only on, and the transfer of such interest shall be effected only through, records maintained by the Depositary or its nominee or its Depositary Participants. The Debentures registrar and the Trustee shall be entitled to deal with the Depositary for all purposes under this Indenture relating to a Global Debenture (including the payment of principal and interest thereon and the giving of instructions or directions by owners of beneficial interests therein and the giving of notices) as the sole holder of the Debenture and shall have no obligations to the owners of beneficial interests therein. Neither the Trustee nor the Debentures registrar shall have any liability in respect of any transfers effected by the Depositary.

          (g) The rights of owners of beneficial interests in a Global Debenture shall be exercised only through the Depositary and shall be limited to those established by law and agreements between such owners and the Depositary and/or its Depositary Participants.

          (h) No holder of any beneficial interest in any Global Debenture held on its behalf by a Depositary shall have any rights under this Indenture with respect to such Global Debenture, and such Depositary may be treated by the Company, the Trustee and any agent of the Company or the Trustee as the owner of such Global Debenture for all purposes whatsoever. None of the Company, the Trustee nor any agent of the Company or the Trustee will have any responsibility or liability for any aspect of the records relating to or payments made on account of beneficial ownership interests of a Global Debenture or maintaining, supervising or reviewing any records relating to such beneficial ownership interests. Notwithstanding the foregoing, nothing herein shall prevent the Company, the Trustee or any agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by a Depositary or impair, as between a Depositary and such holders of beneficial interests, the operation of customary practices governing the exercise of the rights of the Depositary (or its nominee) as holder of any Debenture.

                                  ARTICLE III.
                       PARTICULAR COVENANTS OF THE COMPANY
                       -----------------------------------

          Section  3.1.  Payment of  Principal,  Premium  and  Interest;  Agreed
                         -------------------------------------------------------
Treatment of the Debentures.
---------------------------

          (a) The Company covenants and agrees that it will duly and punctually pay or cause to be paid the principal of and premium, if any, and interest and any Additional Interest and other payments on the Debentures at the place, at the respective times and in the manner provided in this Indenture and the Debentures. Each installment of interest on the Debentures may be paid (i) by mailing checks for such interest payable to the order of the holders of Debentures entitled thereto as they appear on the registry books of the Company if a request for a wire transfer has not been received by the Company or (ii) by wire transfer to any account with a banking institution located in the United States designated in writing by such Person to the paying agent no later than the related record date. Notwithstanding the foregoing, so long as the holder of this Debenture is the Institutional Trustee, the payment of the principal of and interest on this Debenture will be made in immediately available funds at such place and to such account as may be designated by the Institutional Trustee.

          (b) The Company will treat the Debentures as indebtedness, and the amounts payable in respect of the principal amount of such Debentures as interest, for all United States federal income tax purposes. All payments in respect of such Debentures will be made free and clear of United States withholding tax to any beneficial owner thereof that has provided an Internal Revenue Service Form W8 BEN (or any substitute or successor form) establishing its non-United States status for United States federal income tax purposes.

          (c) As of the date of this Indenture, the Company has no present intention to exercise its right under Section 2.11 to defer payments of interest on the Debentures by commencing an Extension Period.

          (d) As of the date of this Indenture, the Company believes that the likelihood that it would exercise its right under Section 2.11 to defer payments of interest on the Debentures by commencing an Extension Period at any time during which the Debentures are outstanding is remote because of the restrictions that would be imposed on the Company's ability to declare or pay dividends or distributions on, or to redeem, purchase or make a liquidation payment with respect to, any of its outstanding equity and on the Company's ability to make any payments of principal of or interest on, or repurchase or redeem, any of its debt securities that rank pari passu in all respects with (or junior in interest to) the Debentures.

          Section 3.2.   Offices for Notices and Payments,  etc.  So long as any
                         --------------------------------------
of the Debentures remain outstanding, the Company will maintain in Wilmington, Delaware, an office or agency where the Debentures may be presented for payment, an office or agency where the Debentures may be presented for registration of transfer and for exchange as in this Indenture provided and an office or agency where notices and demands to or upon the Company in respect of the Debentures or of this Indenture may be served. The Company will give to the Trustee written notice of the location of any such office or agency and of any change of location thereof. Until otherwise designated from time to time by the Company in a notice to the Trustee, or specified as contemplated by Section 2.5, such office or agency for all of the above purposes shall be the office or agency of the Trustee. In case the Company shall fail to maintain any such office or agency in Wilmington, Delaware, or shall fail to give such notice of the location or of any change in the location thereof, presentations and demands may be made and notices may be served at the Principal Office of the Trustee.

          In addition to any such office or agency, the Company may from time to time designate one or more offices or agencies outside Wilmington, Delaware, where the Debentures may be presented for registration of transfer and for exchange in the manner provided in this Indenture, and the Company may from time to time rescind such designation, as the Company may deem desirable or expedient; provided, however, that no such designation or rescission shall in
            --------   -------
any manner relieve the Company of its obligation to maintain any such office or agency in Wilmington, Delaware, for the purposes above mentioned. The Company will give to the Trustee prompt written notice of any such designation or rescission thereof.

          Section 3.3.   Appointments to Fill Vacancies in Trustee's Office. The
                         --------------------------------------------------
Company, whenever necessary to avoid or fill a vacancy in the office of Trustee, will appoint, in the manner provided in Section 6.9, a Trustee, so that there shall at all times be a Trustee hereunder.

          Section 3.4.   Provision as to Paying Agent.
                         ----------------------------

          (a) If the Company shall appoint a paying agent other than the Trustee, it will cause such paying agent to execute and deliver to the Trustee an instrument in which such agent shall agree with the Trustee, subject to the provision of this Section 3.4,

                 (1) that it will hold all sums held by it as such agent for the payment of the principal of and premium, if any, or interest, if any, on the Debentures (whether such sums have been paid to it by the Company or by any other obligor on the Debentures) in trust for the benefit of the holders of the Debentures;

                 (2) that it will give the Trustee prompt written notice of any failure by the Company (or by any other obligor on the Debentures) to make any payment of the principal of and premium, if any, or interest, if any, on the Debentures when the same shall be due and payable; and

                 (3) that it will, at any time during the continuance of any Event of Default, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such paying agent.

          (b) If the Company shall act as its own paying agent, it will, on or before each due date of the principal of and premium, if any, or interest or other payments, if any, on the Debentures, set aside, segregate and hold in trust for the benefit of the holders of the Debentures a sum sufficient to pay such principal, premium, interest or other payments so becoming due and will notify the Trustee in writing of any failure to take such action and of any failure by the Company (or by any other obligor under the Debentures) to make any payment of the principal of and premium, if any, or interest or other payments, if any, on the Debentures when the same shall become due and payable.

          Whenever the Company shall have one or more paying agents for the Debentures, it will, on or prior to each due date of the principal of and premium, if any, or interest, if any, on the Debentures, deposit with a paying agent a sum sufficient to pay the principal, premium, interest or other payments so becoming due, such sum to be held in trust for the benefit of the Persons entitled thereto and (unless such paying agent is the Trustee) the Company shall promptly notify the Trustee in writing of its action or failure to act.

          (c) Anything in this Section 3.4 to the contrary notwithstanding, the Company may, at any time, for the purpose of obtaining a satisfaction and discharge with respect to the Debentures, or for any other reason, pay, or direct any paying agent to pay to the Trustee all sums held in trust by the Company or any such paying agent, such sums to be held by the Trustee upon the trusts herein contained.

          (d) Anything in this Section 3.4 to the contrary notwithstanding, the agreement to hold sums in trust as provided in this Section 3.4 is subject to Sections 12.3 and 12.4.

          Section 3.5.   Certificate to Trustee. The Company will deliver to the
                         ----------------------
Trustee on or before 120 days after the end of each fiscal year, so long as Debentures are outstanding hereunder, a Certificate stating that in the course of the performance by the signers of their duties as officers of the Company they would normally have knowledge of any default during such fiscal year by the Company in the performance of any covenants contained herein, stating whether or not they have knowledge of any such default and, if so, specifying each such default of which the signers have knowledge and the nature and status thereof.

          Section 3.6.   Additional Sums. If and for so long as the Trust is the
                         ---------------
holder of all Debentures and the Trust is required to pay any additional taxes (including withholding taxes), duties, assessments or other governmental charges as a result of a Tax Event, the Company will pay such additional amounts ("Additional Sums") on the Debentures as shall be required so that the net
  ----------------
amounts received and retained by the Trust after paying taxes (including withholding taxes), duties, assessments or other governmental charges will be equal to the amounts the Trust would have received if no such taxes, duties, assessments or other governmental charges had been imposed. Whenever in this Indenture or the Debentures there is a reference in any context to the payment of principal of or interest on the Debentures, such mention shall be deemed to include mention of payments of the Additional Sums provided for in this paragraph to the extent that, in such context, Additional Sums are, were or would be payable in respect thereof pursuant to the provisions of this paragraph and express mention of the payment of Additional Sums (if applicable) in any provisions hereof shall not be construed as excluding Additional Sums in those provisions hereof where such express mention is not made; provided, however,
                                                             --------   -------
that the deferral of the payment of interest during an Extension Period pursuant to Section 2.11 shall not defer the payment of any Additional Sums that may be due and payable.

          Section 3.7.   Compliance with Consolidation  Provisions.  The Company
                         -----------------------------------------
will not, while any of the Debentures remain outstanding, consolidate with, or merge into, or merge into itself, or sell or convey all or substantially all of its property to any other Person unless the provisions of Article XI hereof are complied with.

          Section 3.8.   Limitation on Dividends.  If  Debentures  are initially
                         -----------------------
issued to the Trust or a trustee of such Trust in connection with the issuance of Trust Securities by the Trust (regardless of whether Debentures continue to be held by such Trust) and (i) there shall have occurred and be continuing an Event of Default, (ii) the Company shall be in default with respect to its payment of any obligations under the Capital Securities Guarantee, or (iii) the Company shall have given notice of its election to defer payments of interest on the Debentures by extending the interest payment period as provided herein and such period, or any extension thereof, shall be continuing, then the Company shall not, and shall not allow any Affiliate of the Company to, (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or its Affiliates' capital stock (other than payments of dividends or distributions to the Company) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (1) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, if any, (2) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (3) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (4) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (5) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or
(6) payments under the Capital Securities Guarantee).

          Section  3.9.  Covenants  as to the  Trust.  For so long as the  Trust
                         ---------------------------
Securities remain outstanding, the Company shall maintain 100% ownership of the Common Securities; provided, however, that any permitted successor of the
                     --------   -------
Company under this Indenture may succeed to the Company's ownership of such Common Securities. The Company, as owner of the Common Securities, shall, except in connection with a distribution of Debentures to the holders of Trust Securities in liquidation of the Trust, the redemption of all of the Trust
Securities or certain mergers, consolidations or amalgamations, each as permitted by the Declaration, cause the Trust (a) to remain a statutory trust,
(b) to otherwise continue to be classified as a grantor trust for United States federal income tax purposes, and (c) to cause each holder of Trust Securities to be treated as owning an undivided beneficial interest in the Debentures.

          Section 3.10.  Additional Junior Indebtedness.  The Company shall not,
                         ------------------------------
and it shall not cause or permit any Subsidiary of the Company to, incur, issue or be obligated on any Additional Junior Indebtedness, either directly or indirectly, by way of guarantee, suretyship or otherwise, other than Additional Junior Indebtedness (i) that, by its terms, is expressly stated to be either junior and subordinate or pari passu in all respects to the Debentures, and (ii) of which the Company has notified (and, if then required under the applicable guidelines of the regulating entity, has received approval from) the Federal Reserve, if the Company is a bank holding company, or the OTS, if the Company is a savings and loan holding company.

                                  ARTICLE IV.
                       SECURITYHOLDERS' LISTS AND REPORTS
                       ----------------------------------
                         BY THE COMPANY AND THE TRUSTEE
                         ------------------------------

          Section 4.1.   Securityholders' Lists.  The   Company  covenants   and
                         ----------------------
agrees that it will furnish or caused to be furnished to the Trustee:

          (a) on each regular record date for the Debentures, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Securityholders of the Debentures as of such record date; and

          (b) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished;

except that no such lists need be furnished under this Section 4.1 so long as the Trustee is in possession thereof by reason of its acting as Debenture registrar.

          Section 4.2.   Preservation and Disclosure of Lists.
                         ------------------------------------

          (a) The Trustee shall preserve, in as current a form as is reasonably practicable, all information as to the names and addresses of the holders of Debentures (1) contained in the most recent list furnished to it as provided in Section 4.1 or (2) received by it in the capacity of Debentures registrar (if so acting) hereunder. The Trustee may destroy any list furnished to it as provided in Section 4.1 upon receipt of a new list so furnished.

          (b) In case three or more holders of Debentures (hereinafter referred to as "applicants") apply in writing to the Trustee and furnish to the Trustee reasonable proof that each such applicant has owned a Debenture for a period of at least 6 months preceding the date of such application, and such application states that the applicants desire to communicate with other holders of Debentures with respect to their rights under this Indenture or under such Debentures and is accompanied by a copy of the form of proxy or other communication which such applicants propose to transmit, then the Trustee shall within 5 Business Days after the receipt of such application, at its election, either:

                 (1)     afford  such  applicants  access  to  the   information
                 preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this Section 4.2, or

                 (2) inform such applicants as to the approximate number of holders of Debentures whose names and addresses appear in the information preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this
                 Section 4.2, and as to the approximate cost of mailing to such Securityholders the form of proxy or other communication, if any, specified in such application.

          If the Trustee shall elect not to afford such applicants access to such information, the Trustee shall, upon the written request of such applicants, mail to each Securityholder whose name and address appear in the information preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this Section 4.2 a copy of the form of proxy or other communication which is specified in such request with reasonable promptness after a tender to the Trustee of the material to be mailed and of payment, or provision for the payment, of the reasonable expenses of mailing, unless within five days after such tender, the Trustee shall mail to such applicants and file with the Securities and Exchange Commission, if permitted or required by applicable law, together with a copy of the material to be mailed, a written statement to the effect that, in the opinion of the Trustee, such mailing would be contrary to the best interests of the holders of all Debentures, as the case may be, or would be in violation of applicable law. Such written statement shall specify the basis of such opinion. If said Commission, as permitted or required by applicable law, after opportunity for a hearing upon the objections specified in the written statement so filed, shall enter an order refusing to sustain any of such objections or if, after the entry of an order sustaining one or more of such objections, said Commission shall find, after notice and opportunity for hearing, that all the objections so sustained have been met and shall enter an order so declaring, the Trustee shall mail copies of such material to all such Securityholders with reasonable promptness after the entry of such order and the renewal of such tender; otherwise the Trustee shall be relieved of any obligation or duty to such applicants respecting their application.

          (c) Each and every holder of Debentures, by receiving and holding the same, agrees with Company and the Trustee that neither the Company nor the Trustee nor any paying agent shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the holders of Debentures in accordance with the provisions of subsection (b) of this
Section 4.2, regardless of the source from which such information was derived, and that the Trustee shall not be held accountable by reason of mailing any material pursuant to a request made under said subsection (b).

                                   ARTICLE V.
                   REMEDIES OF THE TRUSTEE AND SECURITYHOLDERS
                   -------------------------------------------
                            UPON AN EVENT OF DEFAULT
                            ------------------------

          Section  5.1.  Events of Default.  "Event of Default,"  wherever  used
                         -----------------
herein, means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

          (a) the Company defaults in the payment of any interest upon any Debenture, including any Additional Interest in respect thereof, following the nonpayment of any such interest for twenty or more consecutive Distribution Periods; or

          (b) the Company defaults in the payment of all or any part of the principal of (or premium, if any, on) any Debentures as and when the same shall become due and payable either at maturity, upon redemption, by declaration of acceleration or otherwise; or

          (c) the Company defaults in the performance of, or breaches, any of its covenants or agreements in this Indenture or in the terms of the Debentures established as contemplated in this Indenture (other than a covenant or agreement a default in whose performance or whose breach is elsewhere in this Section specifically dealt with), and continuance of such default or breach for a period of 60 days after there has been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% in aggregate principal amount of the outstanding Debentures, a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

          (d) a court of competent jurisdiction shall enter a decree or order for relief in respect of the Company in an involuntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or for any substantial part of its property, or ordering the winding-up or liquidation of its affairs and such decree or order shall remain unstayed and in effect for a period of 90 consecutive days; or

          (e) the Company shall commence a voluntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the Company or of any substantial part of its property, or shall make any general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due; or

          (f) the Trust shall have voluntarily or involuntarily liquidated, dissolved, wound-up its business or otherwise terminated its existence except in connection with (i) the distribution of the Debentures to holders of such Trust Securities in liquidation of their interests in the Trust, (ii) the redemption of all of the outstanding Trust Securities or (iii) certain mergers, consolidations or amalgamations, each as permitted by the Declaration.

          If an Event of Default under Section 5.1(a), (d) or (e) occurs and is continuing with respect to the Debentures, then, and in each and every such case, unless the principal of the Debentures shall have already become due and payable, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Debentures then outstanding hereunder, by notice in writing to the Company (and to the Trustee if given by Securityholders), may declare the entire principal of the Debentures and the interest accrued thereon, if any, to be due and payable immediately, and upon any such declaration the same shall become immediately due and payable. If an Event of Default under
Section 5.1(b), (c) or (f) occurs and is continuing with respect to the Debentures, then, and in each and every such case, unless the principal of the Debentures shall have already become due and payable, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Debentures then outstanding hereunder, by notice in writing to the Company (and to the Trustee if given by Securityholders), may proceed to remedy the default or breach thereunder by such appropriate judicial proceedings as the Trustee or such holders shall deem most effectual to remedy the defaulted covenant or enforce the provisions of this Indenture so breached, either by suit in equity or by action at law, for damages or otherwise.

          The foregoing provisions, however, are subject to the condition that if, at any time after the principal of the Debentures shall have been so declared due and payable, and before any judgment or decree for the payment of the moneys due shall have been obtained or entered as hereinafter provided, (i) the Company shall pay or shall deposit with the Trustee a sum sufficient to pay all matured installments of interest upon all the Debentures and the principal of and premium, if any, on the Debentures which shall have become due otherwise than by acceleration (with interest upon such principal and premium, if any, and Additional Interest) and such amount as shall be sufficient to cover reasonable compensation to the Trustee and each predecessor Trustee, their respective agents, attorneys and counsel, and all other amounts due to the Trustee pursuant to Section 6.6, if any, and (ii) all Events of Default under this Indenture, other than the non-payment of the principal of or premium, if any, on Debentures which shall have become due by acceleration, shall have been cured, waived or otherwise remedied as provided herein -- then and in every such case the holders of a majority in aggregate principal amount of the Debentures then outstanding, by written notice to the Company and to the Trustee, may waive all defaults and rescind and annul such declaration and its consequences, but no such waiver or rescission and annulment shall extend to or shall affect any subsequent default or shall impair any right consequent thereon.

          In case the Trustee shall have proceeded to enforce any right under this Indenture and such proceedings shall have been discontinued or abandoned because of such rescission or annulment or for any other reason or shall have been determined adversely to the Trustee, then and in every such case the Company, the Trustee and the holders of the Debentures shall be restored respectively to their several positions and rights hereunder, and all rights, remedies and powers of the Company, the Trustee and the holders of the Debentures shall continue as though no such proceeding had been taken.

          Section 5.2.   Payment of Debentures on Default;  Suit  Therefor.  The
                         -------------------------------------------------
Company  covenants that upon the  occurrence of an Event of Default  pursuant to
Section 5.1(a) or (b) then, upon demand of the Trustee, the Company will pay to the Trustee, for the benefit of the holders of the Debentures the whole amount that then shall have become due and payable on all Debentures for principal and premium, if any, or interest, or both, as the case may be, with Additional Interest accrued on the Debentures (to the extent that payment of such interest is enforceable under applicable law and, if the Debentures are held by the Trust or a trustee of such Trust, without duplication of any other amounts paid by the Trust or a trustee in respect thereof); and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including a reasonable compensation to the Trustee, its agents, attorneys and counsel, and any other amounts due to the Trustee under Section 6.6. In case the Company shall fail forthwith to pay such amounts upon such demand, the Trustee, in its own name and as trustee of an express trust, shall be entitled and empowered to institute any actions or proceedings at law or in equity for the collection of the sums so due and unpaid, and may prosecute any such action or proceeding to judgment or final decree, and may enforce any such judgment or final decree against the Company or any other obligor on such Debentures and collect in the manner provided by law out of the property of the Company or any other obligor on such Debentures wherever situated the moneys adjudged or decreed to be payable.

          In case there shall be pending proceedings for the bankruptcy or for the reorganization of the Company or any other obligor on the Debentures under Bankruptcy Law, or in case a receiver or trustee shall have been appointed for the property of the Company or such other obligor, or in the case of any other similar judicial proceedings relative to the Company or other obligor upon the Debentures, or to the creditors or property of the Company or such other obligor, the Trustee, irrespective of whether the principal of the Debentures shall then be due and payable as therein expressed or by declaration of acceleration or otherwise and irrespective of whether the Trustee shall have made any demand pursuant to the provisions of this Section 5.2, shall be entitled and empowered, by intervention in such proceedings or otherwise,

          (i) to file and prove a claim or claims for the whole amount of principal and interest owing and unpaid in respect of the Debentures,

          (ii) in case of any judicial proceedings, to file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for reasonable compensation to the Trustee and each predecessor Trustee, and their respective agents, attorneys and counsel, and for reimbursement of all other amounts due to the Trustee under Section 6.6), and of the Securityholders allowed in such judicial proceedings relative to the Company or any other obligor on the Debentures, or to the creditors or property of the Company or such other obligor, unless prohibited by applicable law and regulations, to vote on behalf of the holders of the Debentures in any election of a trustee or a standby trustee in arrangement, reorganization, liquidation or other bankruptcy or insolvency proceedings or Person performing similar functions in comparable proceedings,

          (iii) to collect and receive any moneys or other property payable or deliverable on any such claims, and

          (iv) to distribute the same after the deduction of its charges and expenses.

Any receiver, assignee or trustee in bankruptcy or reorganization is hereby authorized by each of the Securityholders to make such payments to the Trustee, and, in the event that the Trustee shall consent to the making of such payments directly to the Securityholders, to pay to the Trustee such amounts as shall be sufficient to cover reasonable compensation to the Trustee, each predecessor Trustee and their respective agents, attorneys and counsel, and all other amounts due to the Trustee under Section 6.6.

          Nothing herein contained shall be construed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Securityholder any plan of reorganization, arrangement, adjustment or composition affecting the Debentures or the rights of any holder thereof or to authorize the Trustee to vote in respect of the claim of any Securityholder in any such proceeding.

          All rights of action and of asserting claims under this Indenture, or under any of the Debentures, may be enforced by the Trustee without the possession of any of the Debentures, or the production thereof at any trial or other proceeding relative thereto, and any such suit or proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall be for the ratable benefit of the holders of the Debentures.

          In any proceedings brought by the Trustee (and also any proceedings involving the interpretation of any provision of this Indenture to which the Trustee shall be a party), the Trustee shall be held to represent all the holders of the Debentures, and it shall not be necessary to make any holders of the Debentures parties to any such proceedings.

          Section 5.3.   Application of Moneys Collected by Trustee.  Any moneys
                         ------------------------------------------
collected by the Trustee pursuant to this Article V shall be applied in the following order, at the date or dates fixed by the Trustee for the distribution of such moneys, upon presentation of the several Debentures in respect of which moneys have been collected, and stamping thereon the payment, if only partially paid, and upon surrender thereof if fully paid:

          First: To the payment of costs and expenses incurred by, and reasonable fees of, the Trustee, its agents, attorneys and counsel, and of all other amounts due to the Trustee under Section 6.6;

          Second: To the payment of all Senior Indebtedness of the Company if and to the extent required by Article XV;

          Third: To the payment of the amounts then due and unpaid upon Debentures for principal (and premium, if any), and interest on the Debentures, in respect of which or for the benefit of which money has been collected, ratably, without preference or priority of any kind, according to the amounts due on such Debentures (including Additional Interest); and

          Fourth: The balance, if any, to the Company.

          Section  5.4.  Proceedings  by  Securityholders.   No  holder  of  any
                         --------------------------------
Debenture shall have any right to institute any suit, action or proceeding for any remedy hereunder, unless such holder previously shall have given to the Trustee written notice of an Event of Default with respect to the Debentures and unless the holders of not less than 25% in aggregate principal amount of the

Debentures then outstanding shall have given the Trustee a written request to institute such action, suit or proceeding and shall have offered to the Trustee such reasonable indemnity as it may require against the costs, expenses and liabilities to be incurred thereby, and the Trustee for 60 days after its receipt of such notice, request and offer of indemnity shall have failed to institute any such action, suit or proceeding.

          Notwithstanding any other provisions in this Indenture, however, the right of any holder of any Debenture to receive payment of the principal of, premium, if any, and interest, on such Debenture when due, or to institute suit for the enforcement of any such payment, shall not be impaired or affected without the consent of such holder and by accepting a Debenture hereunder it is expressly understood, intended and covenanted by the taker and holder of every Debenture with every other such taker and holder and the Trustee, that no one or more holders of Debentures shall have any right in any manner whatsoever by virtue or by availing itself of any provision of this Indenture to affect, disturb or prejudice the rights of the holders of any other Debentures, or to obtain or seek to obtain priority over or preference to any other such holder, or to enforce any right under this Indenture, except in the manner herein provided and for the equal, ratable and common benefit of all holders of Debentures. For the protection and enforcement of the provisions of this Section, each and every Securityholder and the Trustee shall be entitled to such relief as can be given either at law or in equity.

          Section 5.5.   Proceedings by Trustee.  In case of an Event of Default
                         ----------------------
hereunder the Trustee may in its discretion proceed to protect and enforce the rights vested in it by this Indenture by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any of such rights, either by suit in equity or by action at law or by proceeding in bankruptcy or otherwise, whether for the specific enforcement of any covenant or agreement contained in this Indenture or in aid of the exercise of any power granted in this Indenture, or to enforce any other legal or equitable right vested in the Trustee by this Indenture or by law.

          Section 5.6.   Remedies  Cumulative  and Continuing; Delay or Omission
                         -------------------------------------------------------
Not a Waiver.  Except as  otherwise  provided  in  Section  2.6,  all powers and
------------
remedies given by this Article V to the Trustee or to the Securityholders shall, to the extent permitted by law, be deemed cumulative and not exclusive of any other powers and remedies available to the Trustee or the holders of the Debentures, by judicial proceedings or otherwise, to enforce the performance or observance of the covenants and agreements contained in this Indenture or otherwise established with respect to the Debentures, and no delay or omission of the Trustee or of any holder of any of the Debentures to exercise any right, remedy or power accruing upon any Event of Default occurring and continuing as aforesaid shall impair any such right, remedy or power, or shall be construed to be a waiver of any such default or an acquiescence therein; and, subject to the provisions of Section 5.4, every power and remedy given by this Article V or by law to the Trustee or to the Securityholders may be exercised from time to time, and as often as shall be deemed expedient, by the Trustee (in accordance with its duties under Section 6.1) or by the Securityholders.

          Section  5.7.  Direction  of  Proceedings  and Waiver of  Defaults  by
                         -------------------------------------------------------
Majority of  Securityholders.  The holders of a majority in aggregate  principal
----------------------------
amount of the Debentures affected (voting as one class) at the time outstanding shall have the right to direct the time, method, and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee with respect to such Debentures; provided,
                                                                       --------
however,  that (subject to the provisions of Section 6.1) the Trustee shall have
-------
the right to decline to follow any such direction if the Trustee shall determine that the action so directed would be unjustly prejudicial to the holders not taking part in such direction or if the Trustee being advised by counsel determines that the action or proceeding so directed may not lawfully be taken or if a Responsible Officer of the Trustee shall determine that the action or proceedings so directed would involve the Trustee in personal liability.

          The holders of a majority in aggregate principal amount of the Debentures at the time outstanding may on behalf of the holders of all of the Debentures waive (or modify any previously granted waiver of) any past default or Event of Default, and its consequences, except a default (a) in the payment of principal of, premium, if any, or interest on any of the Debentures, (b) in respect of covenants or provisions hereof which cannot be modified or amended without the consent of the holder of each Debenture affected, or (c) in respect of the covenants contained in Section 3.9; provided, however, that if the
                                                --------   -------
Debentures are held by the Trust or a trustee of such trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in Liquidation Amount of Trust Securities of the Trust shall have consented to such waiver or modification to such waiver, provided, further, that
                                                         --------  -------
if the consent of the holder of each outstanding Debenture is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of this Indenture and the Company, the Trustee and the holders of the Debentures shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon. Whenever any default or Event of Default hereunder shall have been waived as permitted by this Section, said default or Event of Default shall for all purposes of the Debentures and this Indenture be deemed to have been cured and to be not continuing.

          Section 5.8.   Notice of Defaults.  The Trustee  shall, within 90 days
                         ------------------
after the actual knowledge by a Responsible Officer of the Trustee of the occurrence of a default with respect to the Debentures, mail to all Securityholders, as the names and addresses of such holders appear upon the Debenture Register, notice of all defaults with respect to the Debentures known to the Trustee, unless such defaults shall have been cured before the giving of such notice (the term "defaults" for the purpose of this Section 5.8 being hereby defined to be the events specified in clauses (a), (b), (c), (d), (e) and
(f) of Section 5.1, not including periods of grace, if any, provided for therein); provided, however, that, except in the case of default in the payment
           --------  -------
of the principal of, premium, if any, or interest on any of the Debentures, the Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Trustee in good faith determines that the withholding of such notice is in the interests of the Securityholders.

          Section 5.9.   Undertaking to Pay Costs. All parties to this Indenture
                         ------------------------
agree, and each holder of any Debenture by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees and expenses, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; provided, however, that the provisions of
                                       --------  -------
this Section 5.9 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Securityholder, or group of Securityholders, holding in the aggregate more than 10% in principal amount of the Debentures outstanding, or to any suit instituted by any Securityholder for the enforcement of the payment of the principal of (or premium, if any) or interest on any Debenture against the Company on or after the same shall have become due and payable.

                                  ARTICLE VI.
                             CONCERNING THE TRUSTEE
                             ----------------------

          Section 6.1.   Duties and Responsibilities of Trustee. With respect to
                         --------------------------------------
the holders of Debentures issued hereunder, the Trustee, prior to the occurrence of an Event of Default with respect to the Debentures and after the curing or waiving of all Events of Default which may have occurred, with respect to the Debentures, undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants shall be read into this Indenture against the Trustee. In case an Event of Default with respect to the Debentures has occurred (which has not been cured or waived), the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

          No provision of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act or its own willful misconduct, except that:

          (a) prior to the occurrence of an Event of Default with respect to Debentures and after the curing or waiving of all Events of Default which may have occurred

                 (1) the duties and obligations of the Trustee with respect to Debentures shall be determined solely by the express provisions of this Indenture, and the Trustee shall not be liable except for the performance of such duties and obligations with respect to the Debentures as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee, and

                 (2) in the absence of bad faith on the part of the Trustee, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture; but, in the case of any such certificates or opinions which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Indenture;

          (b) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer or Officers of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts; and

          (c) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith, in accordance with the direction of the Securityholders pursuant to Section 5.7, relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture.

          None of the provisions contained in this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if there is ground for believing that the repayment of such funds or liability is not assured to it under the terms of this Indenture or indemnity satisfactory to the Trustee against such risk is not reasonably assured to it.

          Section 6.2. Reliance on Documents, Opinions, etc. Except as otherwise
                       ------------------------------------
provided in Section 6.1:

          (a) the Trustee may conclusively rely and shall be fully protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, note, debenture or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

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

          (e) the Trustee shall not be liable for any action taken or omitted by it in good faith and believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Indenture; nothing contained herein shall, however, relieve the Trustee of the obligation, upon the occurrence of an Event of Default with respect to the Debentures (that has not been cured or waived) to exercise with respect to Debentures such of the rights and powers vested in it by this Indenture, and to use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs;

          (f) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, debenture, coupon or other paper or document, unless requested in writing to do so by the holders of not less than a majority in aggregate principal amount of the outstanding Debentures affected thereby; provided, however, that if the
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

          (g) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents (including any Authenticating Agent) or attorneys, and the Trustee shall not be responsible for any misconduct or negligence on the part of any such agent or attorney appointed by it with due care; and

          (h) with the exceptions of defaults under Sections 5.1(a) or (b), the Trustee shall not be charged with knowledge of any Default or Event of Default with respect to the Debentures unless a written notice of such Default or Event of Default shall have been given to the Trustee by the Company or any other obligor on the Debentures or by any holder of the Debentures.

          Section  6.3.  No  Responsibility  for  Recitals,  etc.  The  recitals
                         ---------------------------------------
contained herein and in the Debentures (except in the certificate of authentication of the Trustee or the Authenticating Agent) shall be taken as the statements of the Company, and the Trustee and the Authenticating Agent assume no responsibility for the correctness of the same. The Trustee and the Authenticating Agent make no representations as to the validity or sufficiency of this Indenture or of the Debentures. The Trustee and the Authenticating Agent shall not be accountable for the use or application by the Company of any Debentures or the proceeds of any Debentures authenticated and delivered by the Trustee or the Authenticating Agent in conformity with the provisions of this Indenture.

          Section 6.4.   Trustee, Authenticating  Agent, Paying Agents, Transfer
                         -------------------------------------------------------
Agents or Registrar May Own Debentures.  The Trustee or any Authenticating Agent
--------------------------------------
or any paying agent or any transfer agent or any Debenture registrar, in its individual or any other capacity, may become the owner or pledgee of Debentures with the same rights it would have if it were not Trustee, Authenticating Agent, paying agent, transfer agent or Debenture registrar.

          Section 6.5.   Moneys to  be Held in Trust.  Subject to the provisions
                         ---------------------------
of Section 12.4, all moneys received by the Trustee or any paying agent shall, until used or applied as herein provided, be held in trust for the purpose for which they were received, but need not be segregated from other funds except to the extent required by law. The Trustee and any paying agent shall be under no liability for interest on any money received by it hereunder except as otherwise agreed in writing with the Company. So long as no Event of Default shall have occurred and be continuing, all interest allowed on any such moneys shall be paid from time to time upon the written order of the Company, signed by the Chairman of the Board of Directors, the Chief Executive Officer, the President, a Managing Director, a Vice President, the Treasurer or an Assistant Treasurer of the Company.

          Section  6.6.  Compensation  and  Expenses  of  Trustee.  The  Company
                         ----------------------------------------
covenants and agrees to pay or reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any of the provisions of this Indenture (including the reasonable compensation and the expenses and disbursements of its counsel and of all Persons not regularly in its employ) except any such expense, disbursement or advance as may arise from its negligence or willful misconduct. For purposes of clarification, this Section 6.6 does not contemplate the payment by the Company of acceptance or annual administration fees owing to the Trustee pursuant to the services to be provided by the Trustee under this Indenture or the fees and expenses of the Trustee's counsel in connection with the closing of the transactions contemplated by this Indenture. The Company also covenants to indemnify each of the Trustee or any predecessor Trustee (and its officers, agents, directors and employees) for, and to hold it harmless against, any and all loss, damage, claim, liability or expense including taxes (other than taxes based on the income of the Trustee) incurred without negligence or willful misconduct on the part of the Trustee and arising out of or in connection with the acceptance or administration of this trust, including the costs and expenses of defending itself against any claim of liability. The obligations of the Company under this Section 6.6 to compensate and indemnify the Trustee and to pay or reimburse the Trustee for expenses, disbursements and advances shall constitute additional indebtedness hereunder. Such additional indebtedness shall be secured by a lien prior to that of the Debentures upon all property and funds held or collected by the Trustee as such, except funds held in trust for the benefit of the holders of particular Debentures.

          Without prejudice to any other rights available to the Trustee under applicable law, when the Trustee incurs expenses or renders services in connection with an Event of Default specified in Section 5.1(d), (e) or (f), the expenses (including the reasonable charges and expenses of its counsel) and the compensation for the services are intended to constitute expenses of administration under any applicable federal or state bankruptcy, insolvency or other similar law.

          The provisions of this Section shall survive the resignation or removal of the Trustee and the defeasance or other termination of this Indenture.

          Notwithstanding anything in this Indenture or any Debenture to the contrary, the Trustee shall have no obligation whatsoever to advance funds to pay any principal of or interest on or other amounts with respect to the Debentures or otherwise advance funds to or on behalf of the Company.

          Section 6.7.   Officers' Certificate as Evidence.  Except as otherwise
                         ---------------------------------
provided in Sections 6.1 and 6.2, whenever in the administration of the provisions of this Indenture the Trustee shall deem it necessary or desirable that a matter be proved or established prior to taking or omitting any action hereunder, such matter (unless other evidence in respect thereof be herein specifically prescribed) may, in the absence of negligence or willful misconduct on the part of the Trustee, be deemed to be conclusively proved and established by an Officers' Certificate delivered to the Trustee, and such certificate, in the absence of negligence or willful misconduct on the part of the Trustee, shall be full warrant to the Trustee for any action taken or omitted by it under the provisions of this Indenture upon the faith thereof.

          Section 6.8.   Eligibility of Trustee.  The Trustee hereunder shall at
                         ----------------------
all times be a corporation organized and doing business under the laws of the United States of America or any state or territory thereof or of the District of Columbia or a corporation or other Person authorized under such laws to exercise corporate trust powers, having (or whose obligations under this Indenture are guaranteed by an affiliate having) a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000.00) and subject to supervision or examination by federal, state, territorial, or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 6.8 the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent records of condition so published.

          The Company may not, nor may any Person directly or indirectly controlling, controlled by, or under common control with the Company, serve as Trustee.

          In case at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 6.8, the Trustee shall resign immediately in the manner and with the effect specified in Section 6.9.

          If the Trustee has or shall acquire any "conflicting interest" within the meaning of ss. 310(b) of the Trust Indenture Act of 1939, the Trustee shall either eliminate such interest or resign, to the extent and in the manner described by this Indenture.

          Section 6.9.   Resignation or Removal of Trustee
                         ---------------------------------

          (a) The Trustee, or any trustee or trustees hereafter appointed, may at any time resign by giving written notice of such resignation to the Company and by mailing notice thereof, at the Company's expense, to the holders of the Debentures at their addresses as they shall appear on the Debenture Register. Upon receiving such notice of resignation, the Company shall promptly appoint a successor trustee or trustees by written instrument, in duplicate, executed by order of its Board of Directors, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor Trustee. If no successor Trustee shall have been so appointed and have accepted appointment within 30 days after the mailing of such notice of resignation to the affected Securityholders, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee, or any Securityholder who has been a bona fide holder of a Debenture or Debentures for at least six months may, subject to the provisions of Section 5.9, on behalf of himself and all others similarly situated, petition any such court for the appointment of a successor Trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, appoint a successor Trustee.

          (b)    In case at any time any of the following shall occur --

                 (1) the Trustee shall fail to comply with the provisions of Section 6.8 after written request therefor by the Company or by any Securityholder who has been a bona fide holder of a Debenture or Debentures for at least 6 months, or

                 (2) the Trustee shall cease to be eligible in accordance with the provisions of Section 6.8 and shall fail to resign after written request therefor by the Company or by any such Securityholder, or

                 (3) the Trustee shall become incapable of acting, or shall be adjudged as bankrupt or insolvent, or a receiver of the Trustee or of its property shall be appointed, or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, the Company may remove the Trustee and appoint a successor Trustee by written instrument, in duplicate, executed by order of the Board of Directors, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor Trustee, or, subject to the provisions of Section 5.9, any Securityholder who has been a bona fide holder of a Debenture or Debentures for at least 6 months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, remove the Trustee and appoint successor Trustee.

          (c) Upon prior written notice to the Company and the Trustee, the holders of a majority in aggregate principal amount of the Debentures at the time outstanding may at any time remove the Trustee and nominate a successor Trustee, which shall be deemed appointed as successor Trustee unless within 10 Business Days after such nomination the Company objects thereto, in which case, or in the case of a failure by such holders to nominate a successor Trustee, the Trustee so removed or any Securityholder, upon the terms and conditions and otherwise as in subsection (a) of this Section 6.9 provided, may petition any court of competent jurisdiction for an appointment of a successor.

          (d) Any resignation or removal of the Trustee and appointment of a successor Trustee pursuant to any of the provisions of this Section shall become effective upon acceptance of appointment by the successor Trustee as provided in
Section 6.10.

          Section 6.10.  Acceptance by Successor Trustee.  Any successor Trustee
                         -------------------------------
appointed as provided in Section 6.9 shall execute, acknowledge and deliver to the Company and to its predecessor Trustee an instrument accepting such appointment hereunder, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, duties and obligations with respect to the Debentures of its predecessor hereunder, with like effect as if originally named as Trustee herein; but, nevertheless, on the written request of the Company or of the successor Trustee, the Trustee ceasing to act shall, upon payment of any amounts then due it pursuant to the provisions of Section 6.6, execute and deliver an instrument transferring to such successor Trustee all the rights and powers of the Trustee so ceasing to act and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee thereunder. Upon request of any such successor Trustee, the Company shall execute any and all instruments in writing for more fully and certainly vesting in and confirming to such successor Trustee all such rights and powers. Any Trustee ceasing to act shall, nevertheless, retain a lien upon all property or funds held or collected by such Trustee to secure any amounts then due it pursuant to the provisions of Section 6.6.

          If a successor Trustee is appointed, the Company, the retiring Trustee and the successor Trustee shall execute and deliver an indenture supplemental hereto which shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Debentures as to which the predecessor Trustee is not retiring shall continue to be vested in the predecessor Trustee, and shall add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the Trust hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co-trustees of the same trust and that each such Trustee shall be Trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee.

          No successor Trustee shall accept appointment as provided in this Section unless at the time of such acceptance such successor Trustee shall be eligible under the provisions of Section 6.8.

          In no event shall a retiring Trustee be liable for the acts or omissions of any successor Trustee hereunder.

          Upon acceptance of appointment by a successor Trustee as provided in this Section 6.10, the Company shall mail notice of the succession of such Trustee hereunder to the holders of Debentures at their addresses as they shall appear on the Debenture Register. If the Company fails to mail such notice within 10 Business Days after the acceptance of appointment by the successor Trustee, the successor Trustee shall cause such notice to be mailed at the expense of the Company.

          Section 6.11.  Succession by Merger,  etc. Any corporation  into which
                         --------------------------
the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided such
                                                                  --------
corporation shall be otherwise eligible and qualified under this Article.

          In case at the time such successor to the Trustee shall succeed to the trusts created by this Indenture any of the Debentures shall have been authenticated but not delivered, any such successor to the Trustee may adopt the certificate of authentication of any predecessor Trustee, and deliver such Debentures so authenticated; and in case at that time any of the Debentures shall not have been authenticated, any successor to the Trustee may authenticate such Debentures either in the name of any predecessor hereunder or in the name of the successor Trustee; and in all such cases such certificates shall have the full force which it is anywhere in the Debentures or in this Indenture provided that the certificate of the Trustee shall have; provided, however, that the
                                                   --------   -------
right to adopt the certificate of authentication of any predecessor Trustee or authenticate Debentures in the name of any predecessor Trustee shall apply only to its successor or successors by merger, conversion or consolidation.

          Section  6.12. Authenticating  Agents.  There  may  be  one  or   more
                         ----------------------
Authenticating Agents appointed by the Trustee upon the request of the Company with power to act on its behalf and subject to its direction in the authentication and delivery of Debentures issued upon exchange or registration of transfer thereof as fully to all intents and purposes as though any such Authenticating Agent had been expressly authorized to authenticate and deliver Debentures; provided, however, that the Trustee shall have no liability to the
             --------   -------
Company for any acts or omissions of the Authenticating Agent with respect to the authentication and delivery of Debentures. Any such Authenticating Agent shall at all times be a corporation organized and doing business under the laws of the United States or of any state or territory thereof or of the District of Columbia authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of at least $50,000,000.00 and being subject to supervision or examination by federal, state, territorial or District of Columbia authority. If such corporation publishes reports of condition at least annually pursuant to law or the requirements of such authority, then for the purposes of this Section 6.12 the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect herein specified in this Section.

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

          Any Authenticating Agent may at any time resign by giving written notice of resignation to the Trustee and to the Company. The Trustee may at any time terminate the agency of any Authenticating Agent with respect to the Debentures by giving written notice of termination to such Authenticating Agent and to the Company. Upon receiving such a notice of resignation or upon such a termination, or in case at any time any Authenticating Agent shall cease to be eligible under this Section 6.12, the Trustee may, and upon the request of the Company shall, promptly appoint a successor Authenticating Agent eligible under this Section 6.12, shall give written notice of such appointment to the Company and shall mail notice of such appointment to all holders of Debentures as the names and addresses of such holders appear on the Debenture Register. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all rights, powers, duties and responsibilities with respect to the Debentures of its predecessor hereunder, with like effect as if originally named as Authenticating Agent herein.

          The Company agrees to pay to any Authenticating Agent from time to time reasonable compensation for its services. Any Authenticating Agent shall have no responsibility or liability for any action taken by it as such in accordance with the directions of the Trustee.

                                  ARTICLE VII.
                         CONCERNING THE SECURITYHOLDERS
                         ------------------------------

          Section 7.1.   Action by Securityholders.  Whenever in  this Indenture
                         -------------------------
it is provided that the holders of a specified percentage in aggregate principal amount of the Debentures may take any action (including the making of any demand or request, the giving of any notice, consent or waiver or the taking of any other action) the fact that at the time of taking any such action the holders of such specified percentage have joined therein may be evidenced (a) by any instrument or any number of instruments of similar tenor executed by such Securityholders in person or by agent or proxy appointed in writing, or (b) by the record of such holders of Debentures voting in favor thereof at any meeting of such Securityholders duly called and held in accordance with the provisions of Article VIII, or (c) by a combination of such instrument or instruments and any such record of such a meeting of such Securityholders or (d) by any other method the Trustee deems satisfactory.

          If the Company shall solicit from the Securityholders any request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, the Company may, at its option, as evidenced by an Officers' Certificate, fix in advance a record date for such Debentures for the determination of Securityholders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, but the Company shall have no obligation to do so. If such a record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same may be given before or after the record date, but only the Securityholders of record at the close of business on the record date shall be deemed to be Securityholders for the purposes of determining whether Securityholders of the requisite proportion of outstanding Debentures have authorized or agreed or consented to such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, and for that purpose the outstanding Debentures shall be computed as of the record date; provided, however, that no such authorization, agreement
                       --------  -------
or consent by such Securityholders on the record date shall be deemed effective unless it shall become effective pursuant to the provisions of this Indenture not later than 6 months after the record date.

          Section 7.2.   Proof of Execution  by Securityholders.  Subject to the
                         --------------------------------------
provisions of Section 6.1, 6.2 and 8.5, proof of the execution of any instrument by a Securityholder or his agent or proxy shall be sufficient if made in accordance with such reasonable rules and regulations as may be prescribed by the Trustee or in such manner as shall be satisfactory to the Trustee. The ownership of Debentures shall be proved by the Debenture Register or by a certificate of the Debenture registrar. The Trustee may require such additional proof of any matter referred to in this Section as it shall deem necessary.

          The record of any Securityholders' meeting shall be proved in the manner provided in Section 8.6.

          Section 7.3.   Who  Are  Deemed  Absolute  Owners.    Prior   to   due
                         ----------------------------------
presentment for registration of transfer of any Debenture, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and any Debenture registrar may deem the Person in whose name such Debenture shall be registered upon the Debenture Register to be, and may treat him as, the absolute owner of such Debenture (whether or not such Debenture shall be overdue) for the purpose of receiving payment of or on account of the principal of, premium, if any, and interest on such Debenture and for all other purposes; and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debenture registrar shall be affected by any notice to the contrary. All such payments so made to any holder for the time being or upon his order shall be valid, and, to the extent of the sum or sums so paid, effectual to satisfy and discharge the liability for moneys payable upon any such Debenture.

          Section 7.4.   Debentures Owned by Company Deemed Not Outstanding.  In
                         --------------------------------------------------
determining whether the holders of the requisite aggregate principal amount of Debentures have concurred in any direction, consent or waiver under this Indenture, Debentures which are owned by the Company or any other obligor on the Debentures or by any Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any other obligor on the Debentures shall be disregarded and deemed not to be outstanding for the purpose of any such determination; provided, however, that for the purposes of
                                    --------   -------
determining whether the Trustee shall be protected in relying on any such direction, consent or waiver, only Debentures which a Responsible Officer of the Trustee actually knows are so owned shall be so disregarded. Debentures so owned which have been pledged in good faith may be regarded as outstanding for the purposes of this Section 7.4 if the pledgee shall establish to the satisfaction of the Trustee the pledgee's right to vote such Debentures and that the pledgee is not the Company or any such other obligor or Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any such other obligor. In the case of a dispute as to such right, any decision by the Trustee taken upon the advice of counsel shall be full protection to the Trustee.

          Section 7.5.   Revocation of Consents; Future Holders Bound.   At  any
                         --------------------------------------------
time prior to (but not after) the  evidencing  to the  Trustee,  as  provided in
Section 7.1, of the taking of any action by the holders of the percentage in aggregate principal amount of the Debentures specified in this Indenture in connection with such action, any holder (in cases where no record date has been set pursuant to Section 7.1) or any holder as of an applicable record date (in cases where a record date has been set pursuant to Section 7.1) of a Debenture (or any Debenture issued in whole or in part in exchange or substitution therefor) the serial number of which is shown by the evidence to be included in the Debentures the holders of which have consented to such action may, by filing written notice with the Trustee at the Principal Office of the Trustee and upon proof of holding as provided in Section 7.2, revoke such action so far as concerns such Debenture (or so far as concerns the principal amount represented by any exchanged or substituted Debenture). Except as aforesaid any such action taken by the holder of any Debenture shall be conclusive and binding upon such holder and upon all future holders and owners of such Debenture, and of any Debenture issued in exchange or substitution therefor or on registration of transfer thereof, irrespective of whether or not any notation in regard thereto is made upon such Debenture or any Debenture issued in exchange or substitution therefor.

                                 ARTICLE VIII.
                            SECURITYHOLDERS' MEETINGS
                            -------------------------

          Section 8.1.   Purposes of Meetings. A  meeting of Securityholders may
                         --------------------
be called at any time and from time to time  pursuant to the  provisions of this
Article VIII for any of the following purposes:

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

          (c) to consent to the execution of an indenture or indentures supplemental hereto pursuant to the provisions of Section 9.2; or

          (d) to take any other action authorized to be taken by or on behalf of the holders of any specified aggregate principal amount of such Debentures under any other provision of this Indenture or under applicable law.

          Section 8.2.   Call of Meetings by Trustee.  The  Trustee  may  at any
                         ---------------------------
time call a meeting of Securityholders to take any action specified in Section 8.1, to be held at such time and at such place as the Trustee shall determine. Notice of every meeting of the Securityholders, setting forth the time and the place of such meeting and in general terms the action proposed to be taken at such meeting, shall be mailed to holders of Debentures affected at their addresses as they shall appear on the Debentures Register and, if the Company is not a holder of Debentures, to the Company. Such notice shall be mailed not less than 20 nor more than 180 days prior to the date fixed for the meeting.

          Section 8.3.   Call of Meetings by Company or Securityholders. In case
                         ----------------------------------------------
at any time the Company pursuant to a Board Resolution, or the holders of at least 10% in aggregate principal amount of the Debentures, as the case may be, then outstanding, shall have requested the Trustee to call a meeting of Securityholders, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and the Trustee shall not have mailed the notice of such meeting within 20 days after receipt of such request, then the Company or such Securityholders may determine the time and the place for such meeting and may call such meeting to take any action authorized in
Section 8.1, by mailing notice thereof as provided in Section 8.2.

          Section 8.4.   Qualifications  for  Voting.  To be entitled to vote at
                         ---------------------------
any meeting of Securityholders a Person shall (a) be a holder of one or more Debentures with respect to which the meeting is being held or (b) a Person appointed by an instrument in writing as proxy by a holder of one or more such Debentures. The only Persons who shall be entitled to be present or to speak at any meeting of Securityholders shall be the Persons entitled to vote at such meeting and their counsel and any representatives of the Trustee and its counsel and any representatives of the Company and its counsel.

          Section 8.5.   Regulations. Notwithstanding  any  other  provisions of
                         -----------
this Indenture, the Trustee may make such reasonable regulations as it may deem advisable for any meeting of Securityholders, in regard to proof of the holding of Debentures and of the appointment of proxies, and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall think fit.

          The Trustee shall, by an instrument in writing, appoint a temporary chairman of the meeting, unless the meeting shall have been called by the Company or by Securityholders as provided in Section 8.3, in which case the Company or the Securityholders calling the meeting, as the case may be, shall in like manner appoint a temporary chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by majority vote of the meeting.

          Subject to the provisions of Section 7.4, at any meeting each holder of Debentures with respect to which such meeting is being held or proxy therefor shall be entitled to one vote for each $1,000.00 principal amount of Debentures held or represented by him; provided, however, that no vote shall be cast or
                              --------   -------
counted at any meeting in respect of any Debenture challenged as not outstanding and ruled by the chairman of the meeting to be not outstanding. The chairman of the meeting shall have no right to vote other than by virtue of Debentures held by him or instruments in writing as aforesaid duly designating him as the Person to vote on behalf of other Securityholders. Any meeting of Securityholders duly called pursuant to the provisions of Section 8.2 or 8.3 may be adjourned from time to time by a majority of those present, whether or not constituting a quorum, and the meeting may be held as so adjourned without further notice.

          Section 8.6.   Voting.  The vote upon any  resolution submitted to any
                         ------
meeting of holders of Debentures with respect to which such meeting is being held shall be by written ballots on which shall be subscribed the signatures of such holders or of their representatives by proxy and the serial number or numbers of the Debentures held or represented by them. The permanent chairman of the meeting shall appoint two inspectors of votes who shall count all votes cast at the meeting for or against any resolution and who shall make and file with the secretary of the meeting their verified written reports in triplicate of all votes cast at the meeting. A record in duplicate of the proceedings of each meeting of Securityholders shall be prepared by the secretary of the meeting and there shall be attached to said record the original reports of the inspectors of votes on any vote by ballot taken thereat and affidavits by one or more Persons having knowledge of the facts setting forth a copy of the notice of the meeting and showing that said notice was mailed as provided in Section 8.2. The record shall show the serial numbers of the Debentures voting in favor of or against any resolution. The record shall be signed and verified by the affidavits of the permanent chairman and secretary of the meeting and one of the duplicates shall be delivered to the Company and the other to the Trustee to be preserved by the Trustee, the latter to have attached thereto the ballots voted at the meeting.

          Any record so signed and verified shall be conclusive evidence of the matters therein stated.

          Section 8.7.   Quorum;  Actions.  The   Persons   entitled  to  vote a
                         ----------------
majority in principal amount of the Debentures then outstanding shall constitute a quorum for a meeting of Securityholders; provided, however, that if any action
                                           --------  -------
is to be taken at such meeting with respect to a consent, waiver, request, demand, notice, authorization, direction or other action which may be given by the holders of not less than a specified percentage in principal amount of the Debentures then outstanding, the Persons holding or representing such specified percentage in principal amount of the Debentures then outstanding will constitute a quorum. In the absence of a quorum within 30 minutes of the time appointed for any such meeting, the meeting shall, if convened at the request of Securityholders, be dissolved. In any other case the meeting may be adjourned for a period of not less than 10 days as determined by the permanent chairman of the meeting prior to the adjournment of such meeting. In the absence of a quorum at any such adjourned meeting, such adjourned meeting may be further adjourned for a period of not less than 10 days as determined by the permanent chairman of the meeting prior to the adjournment of such adjourned meeting. Notice of the reconvening of any adjourned meeting shall be given as provided in Section 8.2, except that such notice need be given only once not less than 5 days prior to the date on which the meeting is scheduled to be reconvened. Notice of the reconvening of an adjourned meeting shall state expressly the percentage, as provided above, of the principal amount of the Debentures then outstanding which shall constitute a quorum.

          Except as limited by the provisos in the first paragraph of Section 9.2, any resolution presented to a meeting or adjourned meeting duly reconvened at which a quorum is present as aforesaid may be adopted by the affirmative vote of the holders of a majority in principal amount of the Debentures then outstanding; provided, however, that, except as limited by the provisos in the
              --------   -------
first paragraph of Section 9.2, any resolution with respect to any consent, waiver, request, demand, notice, authorization, direction or other action which this Indenture expressly provides may be given by the holders of not less than a specified percentage in principal amount of the Debentures then outstanding may be adopted at a meeting or an adjourned meeting duly reconvened and at which a quorum is present as aforesaid only by the affirmative vote of the holders of a not less than such specified percentage in principal amount of the Debentures then outstanding.

          Any resolution passed or decision taken at any meeting of holders of Debentures duly held in accordance with this Section shall be binding on all the Securityholders, whether or not present or represented at the meeting.

                                  ARTICLE IX.
                             SUPPLEMENTAL INDENTURES
                             -----------------------

          Section 9.1.   Supplemental     Indentures    without    Consent    of
                         -------------------------------------------------------
Securityholders.  The Company,  when authorized by a Board  Resolution,  and the
---------------
Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto, without the consent of the Securityholders, for one or more of the following purposes:

          (a) to evidence the succession of another Person to the Company, or successive successions, and the assumption by the successor Person of the covenants, agreements and obligations of the Company, pursuant to Article XI hereof;

          (b) to add to the covenants of the Company such further covenants, restrictions or conditions for the protection of the holders of Debentures as the Board of Directors shall consider to be for the protection of the holders of such Debentures, and to make the occurrence, or the occurrence and continuance, of a default in any of such additional covenants, restrictions or conditions a default or an Event of Default permitting the enforcement of all or any of the several remedies provided in this Indenture as herein set forth; provided,
                                                                       --------
however,  that  in  respect  of any  such  additional  covenant  restriction  or
-------
condition such supplemental indenture may provide for a particular period of grace after default (which period may be shorter or longer than that allowed in the case of other defaults) or may provide for an immediate enforcement upon such default or may limit the remedies available to the Trustee upon such default;

          (c) to cure any ambiguity or to correct or supplement any provision contained herein or in any supplemental indenture which may be defective or inconsistent with any other provision contained herein or in any supplemental indenture, or to make such other provisions in regard to matters or questions arising under this Indenture; provided that any such action shall not materially
                              --------
adversely affect the interests of the holders of the Debentures;

          (d) to add to, delete from, or revise the terms of Debentures, including, without limitation, any terms relating to the issuance, exchange, registration or transfer of Debentures, including to provide for transfer procedures and restrictions substantially similar to those applicable to the Capital Securities as required by Section 2.5 (for purposes of assuring that no registration of Debentures is required under the Securities Act); provided,
                                                                       --------
however,  that any such action shall not  adversely  affect the interests of the
-------
holders of the Debentures then outstanding (it being understood, for purposes of this proviso, that transfer restrictions on Debentures substantially similar to those that were applicable to Capital Securities shall not be deemed to materially adversely affect the holders of the Debentures);

          (e) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Debentures and to add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee;

          (f) to make any change (other than as elsewhere provided in this paragraph) that does not adversely affect the rights of any Securityholder in any material respect; or

          (g) to provide for the issuance of and establish the form and terms and conditions of the Debentures, to establish the form of any certifications required to be furnished pursuant to the terms of this Indenture or the Debentures, or to add to the rights of the holders of Debentures.

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

          Any  supplemental  indenture  authorized  by the  provisions  of  this
Section 9.1 may be executed by the Company and the Trustee without the consent of the holders of any of the Debentures at the time outstanding, notwithstanding any of the provisions of Section 9.2.

          Section 9.2.   Supplemental     Indentures     with     Consent     of
                         -------------------------------------------------------
Securityholders.  With the consent (evidenced as provided in Section 7.1) of the
---------------
holders of not less than a majority in aggregate principal amount of the Debentures at the time outstanding affected by such supplemental indenture (voting as a class), the Company, when authorized by a Board Resolution, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debentures; provided, however, that no such supplemental
                               --------   -------
indenture shall without the consent of the holders of each Debenture then outstanding and affected thereby (i) change the fixed maturity of any Debenture, or reduce the principal amount thereof or any premium thereon, or reduce the rate or extend the time of payment of interest thereon, or reduce any amount payable on redemption thereof or make the principal thereof or any interest or premium thereon payable in any coin or currency other than that provided in the Debentures, or impair or affect the right of any Securityholder to institute suit for payment thereof or impair the right of repayment, if any, at the option of the holder, or (ii) reduce the aforesaid percentage of Debentures the holders of which are required to consent to any such supplemental indenture; provided
                                                                        --------
further,  however,  that if the  Debentures  are held by a trust or a trustee of
-------   -------
such trust, such supplemental indenture shall not be effective until the holders of a majority in Liquidation Amount of Trust Securities shall have consented to such supplemental indenture; provided further, however, that if the consent of
                              -------- -------   -------
the Securityholder of each outstanding Debenture is required, such supplemental indenture shall not be effective until each holder of the Trust Securities shall have consented to such supplemental indenture.

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

          Promptly after the execution by the Company and the Trustee of any supplemental indenture pursuant to the provisions of this Section, the Trustee shall transmit by mail, first class postage prepaid, a notice, prepared by the Company, setting forth in general terms the substance of such supplemental indenture, to the Securityholders as their names and addresses appear upon the Debenture Register. Any failure of the Trustee to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such supplemental indenture.

          It shall not be necessary for the consent of the Securityholders under this Section 9.2 to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such consent shall approve the substance thereof.

          Section 9.3.   Effect of Supplemental Indentures.  Upon  the execution
                         ---------------------------------
of any supplemental indenture pursuant to the provisions of this Article IX, this Indenture shall be and be deemed to be modified and amended in accordance therewith and the respective rights, limitations of rights, obligations, duties and immunities under this Indenture of the Trustee, the Company and the holders of Debentures shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments and all the terms and conditions of any such supplemental indenture shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

          Section 9.4.   Notation on  Debentures.  Debentures  authenticated and
                         -----------------------
delivered after the execution of any supplemental indenture pursuant to the provisions of this Article IX may bear a notation as to any matter provided for in such supplemental indenture. If the Company or the Trustee shall so determine, new Debentures so modified as to conform, in the opinion of the Board of Directors of the Company, to any modification of this Indenture contained in any such supplemental indenture may be prepared and executed by the Company, authenticated by the Trustee or the Authenticating Agent and delivered in exchange for the Debentures then outstanding.

          Section 9.5.   Evidence of Compliance of  Supplemental Indenture to be
                         -------------------------------------------------------
Furnished to Trustee. The Trustee, subject to the provisions of Sections 6.1 and
--------------------
6.2, shall, in addition to the documents required by Section 14.6, receive an Officers' Certificate and an Opinion of Counsel as conclusive evidence that any supplemental indenture executed pursuant hereto complies with the requirements of this Article IX. The Trustee shall receive an Opinion of Counsel as conclusive evidence that any supplemental indenture executed pursuant to this
Article IX is  authorized  or  permitted  by, and conforms to, the terms of this
Article IX and that it is proper for the Trustee  under the  provisions  of this
Article IX to join in the execution thereof.

                                   ARTICLE X.
                            REDEMPTION OF SECURITIES
                            ------------------------

          Section 10.1.  Optional  Redemption.  The Company shall have the right
                         --------------------
(subject to the receipt by the Company of prior approval (i) if the Company is a bank holding company, from the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal Reserve or (ii) if the Company is a savings and loan holding company, from the OTS, if then required under applicable capital guidelines or policies of the OTS) to redeem the Debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000.00, on any Interest Payment Date on or after the Interest Payment Date in December 2009 (the "Redemption Date"), at the
                                                    ----------------
Redemption Price.

          Section 10.2.  Special Event Redemption.  If  a  Special  Event  shall
                         ------------------------
occur and be continuing, the Company shall have the right (subject to the receipt by the Company of prior approval (i) if the Company is a bank holding company, from the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal Reserve or (ii) if the Company is a savings and loan holding company, from the OTS, if then required under applicable capital guidelines or policies of the OTS) to redeem the Debentures in whole, but not in part, at any Interest Payment Date, within 120 days following the occurrence of such Special Event (the "Special Redemption Date")
                                                     -------------------------
at the Special Redemption Price.

          Section 10.3.  Notice of Redemption; Selection of Debentures.  In case
                         ---------------------------------------------
the Company shall desire to exercise the right to redeem all, or, as the case may be, any part of the Debentures, it shall cause to be mailed a notice of such redemption at least 30 and not more than 60 days prior to the Redemption Date or the Special Redemption Date to the holders of Debentures so to be redeemed as a whole or in part at their last addresses as the same appear on the Debenture Register. Such mailing shall be by first class mail. The notice if mailed in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the holder receives such notice. In any case, failure to give such notice by mail or any defect in the notice to the holder of any Debenture designated for redemption as a whole or in part shall not affect the validity of the proceedings for the redemption of any other Debenture.

          Each such notice of redemption shall specify the CUSIP number, if any, of the Debentures to be redeemed, the Redemption Date or the Special Redemption Date, as applicable, the Redemption Price or the Special Redemption Price, as applicable, at which Debentures are to be redeemed, the place or places of payment, that payment will be made upon presentation and surrender of such Debentures, that interest accrued to the date fixed for redemption will be paid as specified in said notice, and that on and after said date interest thereon or on the portions thereof to be redeemed will cease to accrue. If less than all the Debentures are to be redeemed the notice of redemption shall specify the numbers of the Debentures to be redeemed. In case the Debentures are to be redeemed in part only, the notice of redemption shall state the portion of the principal amount thereof to be redeemed and shall state that on and after the date fixed for redemption, upon surrender of such Debenture, a new Debenture or Debentures in principal amount equal to the unredeemed portion thereof will be issued.

          Prior to 10:00 a.m. New York City time on the Redemption Date or Special Redemption Date, as applicable, the Company will deposit with the Trustee or with one or more paying agents an amount of money sufficient to redeem on the Redemption Date or the Special Redemption Date, as applicable, all the Debentures so called for redemption at the appropriate Redemption Price or Special Redemption Price.

          If all, or less than all, the Debentures are to be redeemed, the Company will give the Trustee notice not less than 45 nor more than 60 days, respectively, prior to the Redemption Date or Special Redemption Date, as applicable, as to the aggregate principal amount of Debentures to be redeemed and the Trustee shall select, in such manner as in its sole discretion it shall deem appropriate and fair, the Debentures or portions thereof (in integral multiples of $1,000.00) to be redeemed.

          Section 10.4.  Payment of Debentures Called for Redemption.  If notice
                         -------------------------------------------
of redemption has been given as provided in Section 10.3, the Debentures or portions of Debentures with respect to which such notice has been given shall become due and payable on the Redemption Date or Special Redemption Date, as applicable, and at the place or places stated in such notice at the applicable Redemption Price or Special Redemption Price and on and after said date (unless the Company shall default in the payment of such Debentures at the Redemption Price or Special Redemption Price, as applicable) interest on the Debentures or portions of Debentures so called for redemption shall cease to accrue. On presentation and surrender of such Debentures at a place of payment specified in said notice, such Debentures or the specified portions thereof shall be paid and redeemed by the Company at the applicable Redemption Price or Special Redemption Price.

          Upon presentation of any Debenture redeemed in part only, the Company shall execute and the Trustee shall authenticate and make available for delivery to the holder thereof, at the expense of the Company, a new Debenture or Debentures of authorized denominations, in principal amount equal to the unredeemed portion of the Debenture so presented.

                                  ARTICLE XI.
                CONSOLIDATION, MERGER, SALE, CONVEYANCE AND LEASE
                -------------------------------------------------

          Section 11.1.  Company  May  Consolidate,  etc.,  on  Certain   Terms.
                         -------------------------------------------------------
Nothing contained in this Indenture or in the Debentures shall prevent any consolidation or merger of the Company with or into any other Person (whether or not affiliated with the Company) or successive consolidations or mergers in which the Company or its successor or successors shall be a party or parties, or shall prevent any sale, conveyance, transfer or other disposition of the property of the Company or its successor or successors as an entirety, or substantially as an entirety, to any other Person (whether or not affiliated with the Company, or its successor or successors) authorized to acquire and operate the same;  provided,  however,  that the Company  hereby  covenants  and
                   --------   -------
agrees that, upon any such consolidation, merger (where the Company is not the surviving corporation), sale, conveyance, transfer or other disposition, the due and punctual payment of the principal of (and premium, if any) and interest on all of the Debentures in accordance with their terms, according to their tenor, and the due and punctual performance and observance of all the covenants and conditions of this Indenture to be kept or performed by the Company, shall be expressly assumed by supplemental indenture satisfactory in form to the Trustee executed and delivered to the Trustee by the entity formed by such consolidation, or into which the Company shall have been merged, or by the entity which shall have acquired such property.

          Section 11.2.  Successor Entity to be Substituted. In case of any such
                         ----------------------------------
consolidation, merger, sale, conveyance, transfer or other disposition and upon the assumption by the successor entity, by supplemental indenture, executed and delivered to the Trustee and satisfactory in form to the Trustee, of the due and punctual payment of the principal of and premium, if any, and interest on all of the Debentures and the due and punctual performance and observance of all of the covenants and conditions of this Indenture to be performed or observed by the Company, such successor entity shall succeed to and be substituted for the Company, with the same effect as if it had been named herein as the Company, and thereupon the predecessor entity shall be relieved of any further liability or obligation hereunder or upon the Debentures. Such successor entity thereupon may cause to be signed, and may issue in its own name, any or all of the Debentures issuable hereunder which theretofore shall not have been signed by the Company and delivered to the Trustee or the Authenticating Agent; and, upon the order of such successor entity instead of the Company and subject to all the terms, conditions and limitations in this Indenture prescribed, the Trustee or the Authenticating Agent shall authenticate and deliver any Debentures which previously shall have been signed and delivered by the officers of the Company, to the Trustee or the Authenticating Agent for authentication, and any Debentures which such successor entity thereafter shall cause to be signed and delivered to the Trustee or the Authenticating Agent for that purpose. All the Debentures so issued shall in all respects have the same legal rank and benefit under this Indenture as the Debentures theretofore or thereafter issued in accordance with the terms of this Indenture as though all of such Debentures had been issued at the date of the execution hereof.

          Section 11.3.  Opinion of Counsel to be Given to Trustee. The Trustee,
                         -----------------------------------------
subject to the provisions of Sections 6.1 and 6.2, shall receive, in addition to the Opinion of Counsel required by Section 9.5, an Opinion of Counsel as conclusive evidence that any consolidation, merger, sale, conveyance, transfer or other disposition, and any assumption, permitted or required by the terms of this Article XI complies with the provisions of this Article XI.

                                  ARTICLE XII.
                     SATISFACTION AND DISCHARGE OF INDENTURE
                     ---------------------------------------

          Section 12.1.  Discharge of Indenture. When
                         ----------------------

          (a) the Company shall deliver to the Trustee for cancellation all Debentures theretofore authenticated (other than any Debentures which shall have been destroyed, lost or stolen and which shall have been replaced or paid as provided in Section 2.6) and not theretofore canceled, or

          (b) all the Debentures not theretofore canceled or delivered to the Trustee for cancellation shall have become due and payable, or are by their terms to become due and payable within 1 year or are to be called for redemption within 1 year under arrangements satisfactory to the Trustee for the giving of notice of redemption, and the Company shall deposit with the Trustee, in trust, funds, which shall be immediately due and payable, sufficient to pay at maturity or upon redemption all of the Debentures (other than any Debentures which shall have been destroyed, lost or stolen and which shall have been replaced or paid as provided in Section 2.6) not theretofore canceled or delivered to the Trustee for cancellation, including principal and premium, if any, and interest due or to become due to such date of maturity or redemption date, as the case may be, but excluding, however, the amount of any moneys for the payment of principal of, and premium, if any, or interest on the Debentures (1) theretofore repaid to the Company in accordance with the provisions of Section 12.4, or
                 (2) paid to any state or to the District of Columbia pursuant to its unclaimed property or similar laws,

and if in the case of either clause (a) or clause (b) the Company shall also pay or cause to be paid all other sums payable hereunder by the Company, then this Indenture shall cease to be of further effect except for the provisions of Sections 2.5, 2.6, 2.8, 3.1, 3.2, 3.4, 6.6, 6.8, 6.9 and 12.4 hereof shall survive until such Debentures shall mature and be paid. Thereafter, Sections 6.6 and 12.4 shall survive, and the Trustee, on demand of the Company accompanied by an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with, and at the cost and expense of the Company, shall execute proper instruments acknowledging satisfaction of and discharging this Indenture. The Company agrees to reimburse the Trustee for any costs or expenses thereafter reasonably and properly incurred by the Trustee in connection with this Indenture or the Debentures.

          Section 12.2.  Deposited  Moneys  to  be  Held  in  Trust  by Trustee.
                         -------------------------------------------------------
Subject to the provisions of Section 12.4, all moneys deposited with the Trustee pursuant to Section 12.1 shall be held in trust in a non-interest bearing account and applied by it to the payment, either directly or through any paying agent (including the Company if acting as its own paying agent), to the holders of the particular Debentures for the payment of which such moneys have been deposited with the Trustee, of all sums due and to become due thereon for principal, and premium, if any, and interest.

          Section 12.3.  Paying    Agent    to  Repay   Moneys  Held.  Upon  the
                         -------------------------------------------
satisfaction and discharge of this Indenture all moneys then held by any paying agent of the Debentures (other than the Trustee) shall, upon demand of the Company, be repaid to it or paid to the Trustee, and thereupon such paying agent shall be released from all further liability with respect to such moneys.

          Section 12.4.  Return of Unclaimed Moneys.  Any  moneys deposited with
                         --------------------------
or paid to the Trustee or any paying agent for payment of the principal of, and premium, if any, or interest on Debentures and not applied but remaining unclaimed by the holders of Debentures for 2 years after the date upon which the principal of, and premium, if any, or interest on such Debentures, as the case may be, shall have become due and payable, shall, subject to applicable escheatment laws, be repaid to the Company by the Trustee or such paying agent on written demand; and the holder of any of the Debentures shall thereafter look only to the Company for any payment which such holder may be entitled to collect, and all liability of the Trustee or such paying agent with respect to such moneys shall thereupon cease.

                                 ARTICLE XIII.
                    IMMUNITY OF INCORPORATORS, STOCKHOLDERS,
                    ----------------------------------------
                             OFFICERS AND DIRECTORS
                             ----------------------

         Section 13.1.   Indenture  and Debentures Solely Corporate Obligations.
                         ------------------------------------------------------
No recourse for the payment of the principal of or premium, if any, or interest on any Debenture, or for any claim based thereon or otherwise in respect thereof, and no recourse under or upon any obligation, covenant or agreement of the Company in this Indenture or in any supplemental indenture, or in any such Debenture, or because of the creation of any indebtedness represented thereby, shall be had against any incorporator, stockholder, employee, officer or director, as such, past, present or future, of the Company or of any successor Person of the Company, either directly or through the Company or any successor Person of the Company, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, it being expressly understood that all such liability is hereby expressly waived and released as a condition of, and as a consideration for, the execution of this Indenture and the issue of the Debentures.

                                  ARTICLE XIV.
                            MISCELLANEOUS PROVISIONS
                            ------------------------

         Section 14.1.   Successors. All  the  covenants, stipulations, promises
                         ----------
and agreements of the Company in this Indenture shall bind its successors and assigns whether so expressed or not.

         Section 14.2.   Official  Acts  by  Successor  Entity.   Any   act   or
                         -------------------------------------
proceeding by any provision of this Indenture authorized or required to be done or performed by any board, committee or officer of the Company shall and may be done and performed with like force and effect by the like board, committee, officer or other authorized Person of any entity that shall at the time be the lawful successor of the Company.

         Section 14.3.   Surrender of Company Powers.  The Company by instrument
                         ---------------------------
in writing executed by authority of at least 2/3 (two-thirds) of its Board of Directors and delivered to the Trustee may surrender any of the powers reserved to the Company and thereupon such power so surrendered shall terminate both as to the Company, and as to any permitted successor.

         Section  14.4.  Addresses  for  Notices,  etc.  Any  notice,   consent,
                         -----------------------------
direction, request, authorization, waiver or demand which by any provision of this Indenture is required or permitted to be given, made, furnished or served by the Trustee or by the Securityholders on or to the Company may be given or served in writing by being deposited postage prepaid by registered or certified mail in a post office letter box addressed (until another address is filed by the Company, with the Trustee for the purpose) to the Company, 600 James S. McDonnell Boulevard, Hazelwood, Missouri 63042, Attention: Lisa K. Vansickle. Any notice, consent, direction, request, authorization, waiver or demand by any Securityholder or the Company to or upon the Trustee shall be deemed to have been sufficiently given or made, for all purposes, if given or made in writing at the office of the Trustee, addressed to the Trustee, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attention: Corporate Trust Administration. Any notice, consent, direction, request, authorization, waiver or demand on or to any Securityholder shall be deemed to have been sufficiently given or made, for all purposes, if given or made in writing at the address set forth in the Debenture Register.

         Section 14.5.   Governing Law.  This Indenture and each Debenture shall
                         -------------
be deemed to be a contract made under the law of the State of New York, and for all purposes shall be governed by and construed in accordance with the law of said State, without regard to conflict of laws principles thereof.

         Section 14.6.   Evidence of Compliance with Conditions Precedent.  Upon
                         ------------------------------------------------
any application or demand by the Company to the Trustee to take any action under any of the provisions of this Indenture, the Company shall furnish to the Trustee an Officers' Certificate stating that in the opinion of the signers all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that, in the opinion of such counsel, all such conditions precedent have been complied with.

         Each certificate or opinion provided for in this Indenture and delivered to the Trustee with respect to compliance with a condition or covenant provided for in this Indenture shall include (1) a statement that the person making such certificate or opinion has read such covenant or condition; (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based; (3) a statement that, in the opinion of such person, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and (4) a statement as to whether or not in the opinion of such person, such condition or covenant has been complied with.

         Section 14.7.   Table of Contents, Headings, etc. The table of contents
                         --------------------------------
and the titles and headings of the articles and sections of this Indenture have been inserted for convenience of reference only, are not to be considered a part hereof, and shall in no way modify or restrict any of the terms or provisions hereof.

         Section 14.8.   Execution  in  Counterparts.   This  Indenture  may  be
                         ---------------------------
executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

         Section 14.9.   Separability. In case any one or more of the provisions
                         ------------
contained in this Indenture or in the Debentures shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Indenture or of such Debentures, but this Indenture and such Debentures shall be construed as if such invalid or illegal or unenforceable provision had never been contained herein or therein.

         Section 14.10.  Assignment. The  Company  will  have  the  right at all
                         ----------
times to assign any of its rights or obligations under this Indenture to a direct or indirect wholly owned Subsidiary of the Company, provided that, in the event of any such assignment, the Company will remain liable for all such obligations. Subject to the foregoing, this Indenture is binding upon and inures to the benefit of the parties hereto and their respective successors and assigns. This Indenture may not otherwise be assigned by the parties hereto.

         Section 14.11.  Acknowledgment of Rights. The Company agrees that, with
                         ------------------------
respect to any Debentures held by the Trust or the Institutional Trustee of the Trust, if the Institutional Trustee of the Trust fails to enforce its rights under this Indenture as the holder of Debentures held as the assets of such Trust after the holders of a majority in Liquidation Amount of the Capital Securities of such Trust have so directed such Institutional Trustee, a holder of record of such Capital Securities may, to the fullest extent permitted by law, institute legal proceedings directly against the Company to enforce such Institutional Trustee's rights under this Indenture without first instituting any legal proceedings against such trustee or any other Person. Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Company to pay interest (or premium, if any) or principal on the Debentures on the date such interest (or premium, if any) or principal is otherwise payable (or in the case of redemption, on the redemption date), the Company agrees that a holder of record of Capital Securities of the Trust may directly institute a proceeding against the Company for enforcement of payment to such holder directly of the principal of (or premium, if any) or interest on the Debentures having an aggregate principal amount equal to the aggregate Liquidation Amount of the Capital Securities of such holder on or after the respective due date specified in the Debentures.

                                  ARTICLE XV.
                          SUBORDINATION OF DEBENTURES
                          ---------------------------

         Section  15.1.  Agreement to  Subordinate.  The Company  covenants  and
                         -------------------------
agrees, and each holder of Debentures by such Securityholder's acceptance thereof likewise covenants and agrees, that all Debentures shall be issued subject to the provisions of this Article XV; and each holder of a Debenture, whether upon original issue or upon transfer or assignment thereof, accepts and agrees to be bound by such provisions.

         The payment by the Company of the principal of, and premium, if any, and interest on all Debentures shall, to the extent and in the manner hereinafter set forth, be subordinated and junior in right of payment to the prior payment in full of all Senior Indebtedness of the Company, whether outstanding at the date of this Indenture or thereafter incurred; provided,
                                                                       --------
however,  that the Debentures shall rank pari passu in right of payment with the
-------
Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due April 2032 issued pursuant to an Indenture dated as of April 2002 by and between the Company and State Street Bank and Trust of Connecticut N.A. and the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due September 20, 2034 issued pursuant to an Indenture dated as of September 20, 2004 by and between the Company and Wilmington Trust Company.

         No provision of this Article XV shall prevent the occurrence of any default or Event of Default hereunder.

         Section 15.2.   Default on Senior Indebtedness. In the event and during
                         ------------------------------
the continuation of any default by the Company in the payment of principal, premium, interest or any other payment due on any Senior Indebtedness of the Company following any grace period, or in the event that the maturity of any Senior Indebtedness of the Company has been accelerated because of a default and such acceleration has not been rescinded or canceled and such Senior Indebtedness has not been paid in full, then, in either case, no payment shall be made by the Company with respect to the principal (including redemption) of, or premium, if any, or interest on the Debentures.

         In the event that, notwithstanding the foregoing, any payment shall be received by the Trustee when such payment is prohibited by the preceding paragraph of this Section 15.2, such payment shall, subject to Section 15.7, be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Senior Indebtedness or their respective representatives, or to the trustee or trustees under any indenture pursuant to which any of such Senior Indebtedness may have been issued, as their respective interests may appear, but only to the extent that the holders of the Senior Indebtedness (or their representative or representatives or a trustee) notify the Trustee in writing within 90 days of such payment of the amounts then due and owing on the Senior Indebtedness and only the amounts specified in such notice to the Trustee shall be paid to the holders of Senior Indebtedness.

         Section 15.3.   Liquidation, Dissolution, Bankruptcy. Upon any  payment
                         ------------------------------------
by the Company or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to creditors upon any dissolution or winding-up or liquidation or reorganization of the Company, whether voluntary or involuntary or in bankruptcy, insolvency, receivership or other proceedings, all amounts due upon all Senior Indebtedness of the Company shall first be paid in full, or payment thereof provided for in money in accordance with its terms, before any payment is made by the Company, on account of the principal (and premium, if any) or interest on the Debentures. Upon any such dissolution or winding-up or liquidation or reorganization, any payment by the Company, or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to which the Securityholders or the Trustee would be entitled to receive from the Company, except for the provisions of this Article XV, shall be paid by the Company, or by any receiver, trustee in bankruptcy, liquidating trustee, agent or other Person making such payment or distribution, or by the Securityholders or by the Trustee under this Indenture if received by them or it, directly to the holders of Senior Indebtedness (pro rata to such holders on the basis of the respective amounts of Senior Indebtedness held by such holders, as calculated by the Company) or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, as their respective interests may appear, to the extent necessary to pay such Senior Indebtedness in full, in money or money's worth, after giving effect to any concurrent payment or distribution to or for the holders of such Senior Indebtedness, before any payment or distribution is made to the Securityholders or to the Trustee.

         In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, prohibited by the foregoing, shall be received by the Trustee before all Senior Indebtedness is paid in full, or provision is made for such payment in money in accordance with its terms, such payment or distribution shall be held in trust for the benefit of and shall be paid over or delivered to the holders of such Senior Indebtedness or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, as their respective interests may appear, as calculated by the Company, for application to the payment of all Senior Indebtedness, remaining unpaid to the extent necessary to pay such Senior Indebtedness in full in money in accordance with its terms, after giving effect to any concurrent payment or distribution to or for the benefit of the holders of such Senior Indebtedness.

         For purposes of this Article XV, the words "cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or readjusted, or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated at least to the extent provided in this Article XV with respect to the Debentures to the payment of all Senior Indebtedness, that may at the time be outstanding, provided that (i) such Senior Indebtedness is assumed by the new corporation, if any, resulting from any such reorganization or readjustment, and (ii) the rights of the holders of such Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment. The consolidation of the Company with, or the merger of the Company into, another corporation or the liquidation or dissolution of the Company following the conveyance or transfer of its property as an entirety, or substantially as an entirety, to another corporation upon the terms and conditions provided for in Article XI of this Indenture shall not be deemed a dissolution, winding-up, liquidation or reorganization for the purposes of this
Section if such other corporation shall, as a part of such consolidation, merger, conveyance or transfer, comply with the conditions stated in Article XI of this Indenture. Nothing in Section 15.2 or in this Section shall apply to claims of, or payments to, the Trustee under or pursuant to Section 6.6 of this Indenture.

         Section 15.4.   Subrogation. Subject  to  the  payment  in full of  all
                         -----------
Senior Indebtedness, the Securityholders shall be subrogated to the rights of the holders of such Senior Indebtedness to receive payments or distributions of cash, property or securities of the Company, applicable to such Senior Indebtedness until the principal of (and premium, if any) and interest on the Debentures shall be paid in full. For the purposes of such subrogation, no payments or distributions to the holders of such Senior Indebtedness of any cash, property or securities to which the Securityholders or the Trustee would be entitled except for the provisions of this Article XV, and no payment over pursuant to the provisions of this Article XV to or for the benefit of the holders of such Senior Indebtedness by Securityholders or the Trustee, shall, as between the Company, its creditors other than holders of Senior Indebtedness of the Company, and the holders of the Debentures be deemed to be a payment or distribution by the Company to or on account of such Senior Indebtedness. It is understood that the provisions of this Article XV are and are intended solely for the purposes of defining the relative rights of the holders of the Securities, on the one hand, and the holders of such Senior Indebtedness, on the other hand.

         Nothing contained in this Article XV or elsewhere in this Indenture or in the Debentures is intended to or shall impair, as between the Company, its creditors other than the holders of Senior Indebtedness, and the holders of the Debentures, the obligation of the Company, which is absolute and unconditional, to pay to the holders of the Debentures the principal of (and premium, if any) and interest on the Debentures as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holders of the Debentures and creditors of the Company, other than the holders of Senior Indebtedness, nor shall anything herein or therein prevent the Trustee or the holder of any Debenture from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article XV of the holders of such Senior Indebtedness in respect of cash, property or securities of the Company, received upon the exercise of any such remedy.

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

         Section 15.5.   Trustee    to     Effectuate    Subordination.     Each
                         ---------------------------------------------
Securityholder by such Securityholder's acceptance thereof authorizes and directs the Trustee on such Securityholder's behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this
Article XV and appoints the Trustee such Securityholder's attorney-in-fact for any and all such purposes.

         Section  15.6.  Notice by the  Company.  The Company  shall give prompt
                         ----------------------
written notice to a Responsible Officer of the Trustee at the Principal Office of the Trustee of any fact known to the Company that would prohibit the making of any payment of monies to or by the Trustee in respect of the Debentures pursuant to the provisions of this Article XV. Notwithstanding the provisions of this Article XV or any other provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts that would prohibit the making of any payment of monies to or by the Trustee in respect of the Debentures pursuant to the provisions of this Article XV, unless and until a Responsible Officer of the Trustee at the Principal Office of the Trustee shall have received written notice thereof from the Company or a holder or holders of Senior Indebtedness or from any trustee therefor; and before the receipt of any such written notice, the Trustee, subject to the provisions of Article VI of this Indenture, shall be entitled in all respects to assume that no such facts exist; provided, however, that if the Trustee shall not have received the notice
       --------  -------
provided for in this Section at least 2 Business Days prior to the date upon which by the terms hereof any money may become payable for any purpose (including, without limitation, the payment of the principal of (or premium, if any) or interest on any Debenture), then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such money and to apply the same to the purposes for which they were received, and shall not be affected by any notice to the contrary that may be received by it within 2 Business Days prior to such date.

         The Trustee, subject to the provisions of Article VI of this Indenture, shall be entitled to conclusively rely on the delivery to it of a written notice by a Person representing himself to be a holder of Senior Indebtedness (or a trustee or representative on behalf of such holder), to establish that such notice has been given by a holder of such Senior Indebtedness or a trustee or representative on behalf of any such holder or holders. In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of such Senior Indebtedness to participate in any payment or distribution pursuant to this Article XV, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of such Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article XV, and, if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

         Section 15.7.   Rights of the Trustee;  Holders of Senior Indebtedness.
                         ------------------------------------------------------
The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article XV in respect of any Senior Indebtedness at any time held by it, to the same extent as any other holder of Senior Indebtedness, and nothing in this Indenture shall deprive the Trustee of any of its rights as such holder.

         With respect to the holders of Senior Indebtedness, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article XV, and no implied covenants or obligations with respect to the holders of such Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be deemed to owe any fiduciary duty to the holders of such Senior Indebtedness and, subject to the provisions of Article VI of this Indenture, the Trustee shall not be liable to any holder of such Senior Indebtedness if it shall pay over or deliver to Securityholders, the Company or any other Person money or assets to which any holder of such Senior Indebtedness shall be entitled by virtue of this Article XV or otherwise.

         Nothing in this Article XV shall apply to claims of, or payments to, the Trustee under or pursuant to Section 6.6.

         Section  15.8.  Subordination  May Not Be  Impaired.  No  right  of any
                         -----------------------------------
present or future holder of any Senior Indebtedness to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company, or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company, with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof that any such holder may have or otherwise be charged with.

         Without in any way limiting the generality of the foregoing paragraph, the holders of Senior Indebtedness may, at any time and from time to time, without the consent of or notice to the Trustee or the Securityholders, without incurring responsibility to the Securityholders and without impairing or releasing the subordination provided in this Article XV or the obligations hereunder of the holders of the Debentures to the holders of such Senior Indebtedness, do any one or more of the following: (i) change the manner, place or terms of payment or extend the time of payment of, or renew or alter, such Senior Indebtedness, or otherwise amend or supplement in any manner such Senior Indebtedness or any instrument evidencing the same or any agreement under which such Senior Indebtedness is outstanding; (ii) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing such Senior Indebtedness; (iii) release any Person liable in any manner for the collection of such Senior Indebtedness; and (iv) exercise or refrain from exercising any rights against the Company, and any other Person.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed by their respective officers thereunto duly authorized, as of the day and year first above written.

                                          FIRST BANKS, INC.


                                          By /s/   Allen H. Blake
                                            ------------------------------------
                                            Name:  Allen H. Blake
                                            Title: President and
                                                   Chief Executive Officer


                                          WILMINGTON TRUST COMPANY, as Trustee


                                          By /s/   Christopher J. Monigle
                                            ------------------------------------
                                            Name:  Christopher J. Monigle
                                            Title: Asssistant Vice President

                                    EXHIBIT A

     FORM OF FLOATING RATE JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE

                           [FORM OF FACE OF SECURITY]

         THIS SECURITY IS NOT A SAVINGS ACCOUNT OR DEPOSIT AND IT IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION.

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE COMPANY, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATIONS UNDER THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF

THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING AN AGGREGATE PRINCIPAL AMOUNT OF NOT LESS THAN $100,000.00 AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING AN AGGREGATE PRINCIPAL AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         IN  CONNECTION  WITH ANY  TRANSFER,  THE  HOLDER  WILL  DELIVER  TO THE
REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE INDENTURE TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

         Floating Rate Junior Subordinated Deferrable Interest Debenture

                                       of

                                First Banks, Inc.

                                November 23, 2004

         First Banks, Inc., a Missouri corporation (the "Company" which term includes any successor Person under the Indenture hereinafter referred to), for value received promises to pay to Wilmington Trust Company, not in its individual capacity but solely as Institutional Trustee for First Bank Statutory Trust III (the "Holder") or registered assigns, the principal sum of forty-one million two hundred thirty-eight thousand dollars ($41,238,000.00) on December 15, 2034, and to pay interest on said principal sum from November 23, 2004, or from the most recent Interest Payment Date (as defined below) to which interest has been paid or duly provided for, quarterly (subject to deferral as set forth herein) in arrears on March 15, June 15, September 15 and December 15 of each year or if such day is not a Business Day, then the next succeeding Business Day (each such date, an "Interest Payment Date") (it being understood that interest accrues for any such non-Business Day), commencing on the Interest Payment Date in March 2005, at an annual rate equal to 4.54% beginning on (and including) the date of original issuance and ending on (but excluding) the Interest Payment Date in March 2005 and at an annual rate for each successive period beginning on (and including) the Interest Payment Date in March 2005, and each succeeding
Interest Payment Date, and ending on (but excluding) the next succeeding Interest Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.18% (the "Coupon Rate"), applied to the principal amount hereof, until the principal hereof is paid or duly provided for or made available for payment, and on any overdue principal and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest (including Additional Interest) at the Interest Rate in effect for each applicable period, compounded quarterly, from the dates such amounts are due until they are paid or made available for payment. The amount of interest payable for any period will be computed on the basis of the actual number of days in the Distribution Period concerned divided by 360. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Debenture (or one or more Predecessor Securities) is registered at the close of business on the regular record date for such interest installment, which shall be five Business Days prior to the day on which the relevant Interest Payment Date occurs. Any such interest installment not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such regular record date and may be paid to the Person in whose name this Debenture (or one or more Predecessor Securities) is registered at the close of business on a special record date.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period.

         The Interest Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Debentures will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         The principal of and interest on this Debenture shall be payable at the office or agency of the Trustee (or other paying agent appointed by the Company) maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made by check
               --------   -------
mailed to the registered holder at such address as shall appear in the Debenture Register if a request for a wire transfer by such holder has not been received by the Company or by wire transfer to an account appropriately designated by the holder hereof. Notwithstanding the foregoing, so long as the holder of this Debenture is the Institutional Trustee, the payment of the principal of and interest on this Debenture will be made in immediately available funds at such place and to such account as may be designated by the Trustee.

         So  long  as  no  Extension  Event  of  Default  has  occurred  and  is continuing, the Company shall have the right, from time to time, and without causing an Event of Default, to defer payments of interest on the Debentures by extending the interest payment period on the Debentures at any time and from time to time during the term of the Debentures, for up to 20 consecutive quarterly periods (each such extended interest payment period, an "Extension Period"), during which Extension Period no interest (including Additional
Interest) shall be due and payable (except any Additional Sums that may be due and payable). No Extension Period may end on a date other than an Interest Payment Date. During an Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Interest Rate in effect for such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). At the end of any such Extension Period the Company shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no
                                                   --------   -------
Extension Period may extend beyond the Maturity Date; provided further, however,
                                                      -------- -------  -------
that during any such Extension Period, the Company shall not and shall not permit any Affiliate to engage in any of the activities or transactions described on the reverse side hereof and in the Indenture. Prior to the termination of any Extension Period, the Company may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. The Company must give the Trustee notice of its election to begin or extend an Extension Period by the close of business at least 5 Business Days prior to the Interest Payment Date with respect to which interest on the Debentures would have been payable except for the election to begin or extend such Extension Period.

         The indebtedness evidenced by this Debenture is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness, and this Debenture is issued subject to the provisions of the Indenture with respect thereto. Each holder of this Debenture, by accepting the same, (a) agrees to and shall be bound by such provisions, (b) authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided and (c) appoints the Trustee his or her attorney-in-fact for any and all such purposes. Each holder hereof, by his or her acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

         This Debenture shall not be entitled to any benefit under the Indenture hereinafter referred to, be valid or become obligatory for any purpose until the certificate of authentication hereon shall have been signed by or on behalf of the Trustee.

         The provisions of this Debenture are continued on the reverse side hereof and such provisions shall for all purposes have the same effect as though fully set forth at this place.

         IN WITNESS WHEREOF, the Company has duly executed this certificate.

                                         FIRST BANKS, INC.


                                         By
                                           -------------------------------------
                                             Name:
                                             Title:


                          CERTIFICATE OF AUTHENTICATION
                          -----------------------------

         This is one of the Debentures referred to in the within-mentioned Indenture.

                                         WILMINGTON TRUST COMPANY, as Trustee


                                         By:
                                            ------------------------------------
                                            Authorized Officer

                         [FORM OF REVERSE OF DEBENTURE]

         This Debenture is one of the floating rate junior subordinated deferrable interest debentures of the Company, all issued or to be issued under and pursuant to the Indenture dated as of November 23, 2004 (the "Indenture"), duly executed and delivered between the Company and the Trustee, to which Indenture reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the holders of the Debentures. The Debentures are limited in aggregate principal amount as specified in the Indenture.

         Upon the occurrence and continuation of a Special Event prior to the Interest Payment Date in December 2009, the Company shall have the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, within 120 days following the occurrence of such Special Event, at the Special Redemption Price.

         In addition, the Company shall have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000.00, on any Interest Payment Date on or after the Interest Payment Date in December 2009, at the Redemption Price.

         Prior to 10:00 a.m. New York City time on the Redemption Date or Special Redemption Date, as applicable, the Company will deposit with the Trustee or with one or more paying agents an amount of money sufficient to redeem on the Redemption Date or the Special Redemption Date, as applicable, all the Debentures so called for redemption at the appropriate Redemption Price or Special Redemption Price.

         If all, or less than all, the Debentures are to be redeemed, the Company will give the Trustee notice not less than 45 nor more than 60 days, respectively, prior to the Redemption Date or Special Redemption Date, as applicable, as to the aggregate principal amount of Debentures to be redeemed and the Trustee shall select, in such manner as in its sole discretion it shall deem appropriate and fair, the Debentures or portions thereof (in integral multiples of $1,000.00) to be redeemed.

         Notwithstanding the foregoing, any redemption of Debentures by the Company shall be subject to the receipt of any and all required regulatory approvals.

         In case an Event of Default described in Section 5.1(a), (d) or (e) of the Indenture shall have occurred and be continuing, upon demand of the Trustee, the principal of all of the Debentures shall become due and payable in the manner, with the effect and subject to the conditions provided in the Indenture.

         The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of not less than a majority in aggregate principal amount of the Debentures at the time outstanding, to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debentures; provided, however, that no such supplemental indenture shall
                    --------  -------
without the consent of the holders of each Debenture then outstanding and affected thereby (i) change the fixed maturity of any Debenture, or reduce the principal amount thereof or any premium thereon, or reduce the rate or extend the time of payment of interest thereon, or reduce any amount payable on redemption thereof or make the principal thereof or any interest or premium thereon payable in any coin or currency other than that provided in the Debentures, or impair or affect the right of any Securityholder to institute suit for payment thereof or impair the right of repayment, if any, at the option of the holder, or (ii) reduce the aforesaid percentage of Debentures the holders of which are required to consent to any such supplemental indenture.

         The Indenture also contains provisions permitting the holders of a majority in aggregate principal amount of the Debentures at the time outstanding on behalf of the holders of all of the Debentures to waive (or modify any previously granted waiver of) any past default or Event of Default, and its consequences, except a default (a) in the payment of principal of, premium, if any, or interest on any of the Debentures, (b) in respect of covenants or provisions hereof or of the Indenture which cannot be modified or amended without the consent of the holder of each Debenture affected, or (c) in respect of the covenants contained in Section 3.9 of the Indenture; provided, however,
                                                             --------   -------
that if the Debentures are held by the Trust or a trustee of such trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in Liquidation Amount of Trust Securities of the Trust shall have consented to such waiver or modification to such waiver, provided, further, that
                                                         --------  -------
if the consent of the holder of each outstanding Debenture is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of the Indenture and the Company, the Trustee and the holders of the Debentures shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon. Whenever any default or Event of Default hereunder shall have been waived as permitted by the Indenture, said default or Event of Default shall for all purposes of the Debentures and the Indenture be deemed to have been cured and to be not continuing.

         No reference herein to the Indenture and no provision of this Debenture or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and premium, if any, and interest, including Additional Interest, on this Debenture at the time and place and at the rate and in the money herein prescribed.

         The Company has agreed that if Debentures are initially issued to the Trust or a trustee of such Trust in connection with the issuance of Trust Securities by the Trust (regardless of whether Debentures continue to be held by such Trust) and (i) there shall have occurred and be continuing an Event of Default, (ii) the Company shall be in default with respect to its payment of any obligations under the Capital Securities Guarantee, or (iii) the Company shall have given notice of its election to defer payments of interest on the Debentures by extending the interest payment period as provided herein and such Extension Period, or any extension thereof, shall be continuing, then the Company shall not, and shall not allow any Affiliate of the Company to, (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or its Affiliates' capital stock (other than payments of dividends or distributions to the Company) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (1) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, if any, (2) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (3) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (4) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (5) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or
(6) payments under the Capital Securities Guarantee).

         The Debentures are issuable only in registered, certificated form without coupons and in minimum denominations of $100,000.00 and any multiple of $1,000.00 in excess thereof. As provided in the Indenture and subject to the transfer restrictions and limitations as may be contained herein and therein from time to time, this Debenture is transferable by the holder hereof on the Debenture Register of the Company. Upon due presentment for registration of transfer of any Debenture at the Principal Office of the Trustee or at any office or agency of the Company maintained for such purpose as provided in
Section 3.2 of the Indenture, the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in the name of the transferee or transferees a new Debenture for a like aggregate principal amount. All Debentures presented for registration of transfer or for exchange or payment shall (if so required by the Company or the Trustee or the Authenticating Agent) be duly endorsed by, or be accompanied by a written instrument or instruments of transfer in form satisfactory to, the Company and the Trustee or the Authenticating Agent duly executed by the holder or his attorney duly authorized in writing. No service charge shall be made for any exchange or registration of transfer of Debentures, but the Company or the Trustee may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection therewith.

         Prior to due presentment for registration of transfer of any Debenture, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and any Debenture registrar may deem the Person in whose name such Debenture shall be registered upon the Debenture Register to be, and may treat him as, the absolute owner of such Debenture (whether or not such Debenture shall be overdue) for the purpose of receiving payment of or on account of the principal of, premium, if any, and interest on such Debenture and for all other purposes; and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debenture registrar shall be affected by any notice to the contrary. All such payments so made to any holder for the time being or upon his order shall be valid, and, to the extent of the sum or sums so paid, effectual to satisfy and discharge the liability for moneys payable upon any such Debenture.

         No recourse for the payment of the principal of or premium, if any, or interest on any Debenture, or for any claim based thereon or otherwise in respect thereof, and no recourse under or upon any obligation, covenant or agreement of the Company in the Indenture or in any supplemental indenture, or in any such Debenture, or because of the creation of any indebtedness represented thereby, shall be had against any incorporator, stockholder, employee, officer or director, as such, past, present or future, of the Company or of any successor Person of the Company, either directly or through the Company or any successor Person of the Company, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, it being expressly understood that all such liability is hereby expressly waived and released as a condition of, and as a consideration for, the execution of the Indenture and the issue of the Debentures.

         Capitalized terms used and not defined in this Debenture shall have the meanings assigned in the Indenture dated as of the date of original issuance of this Debenture between the Trustee and the Company.

         THE INDENTURE AND THE DEBENTURES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO CONFLICT OF LAW PRINCIPLES THEREOF.

                                                                    Exhibit 4.36








                    =========================================



                        AMENDED AND RESTATED DECLARATION
                                    OF TRUST

                                  by and among

                            WILMINGTON TRUST COMPANY,
                              as Delaware Trustee,

                            WILMINGTON TRUST COMPANY,
                            as Institutional Trustee,

                               FIRST BANKS, INC.
                                   as Sponsor,

                                       and

                    PETER D. WIMMER, TERRANCE M. MCCARTHY and
                               LISA K. VANSICKLE,
                               as Administrators,

                          Dated as of November 23, 2004



                    =========================================


                                TABLE OF CONTENTS
                                -----------------
                                                                                                                Page
                                                                                                                ----

ARTICLE I INTERPRETATION AND DEFINITIONS..........................................................................1
         Section 1.1.      Definitions............................................................................1

ARTICLE II ORGANIZATION...........................................................................................8
         Section 2.1.      Name...................................................................................8
         Section 2.2.      Office.................................................................................8
         Section 2.3.      Purpose................................................................................8
         Section 2.4.      Authority..............................................................................8
         Section 2.5.      Title to Property of the Trust.........................................................8
         Section 2.6.      Powers and Duties of the Trustees and the Administrators...............................9
         Section 2.7.      Prohibition of Actions by the Trust and the Institutional Trustee.....................12
         Section 2.8.      Powers and Duties of the Institutional Trustee........................................13
         Section 2.9.      Certain Duties and Responsibilities of the Trustees and Administrators................14
         Section 2.10.     Certain Rights of Institutional Trustee...............................................15
         Section 2.11.     Delaware Trustee......................................................................17
         Section 2.12.     Execution of Documents................................................................17
         Section 2.13.     Not Responsible for Recitals or Issuance of Securities................................17
         Section 2.14.     Duration of Trust.....................................................................17
         Section 2.15.     Mergers...............................................................................18

ARTICLE III SPONSOR..............................................................................................19
         Section 3.1.      Sponsor's Purchase of Common Securities...............................................19
         Section 3.2.      Responsibilities of the Sponsor.......................................................19
         Section 3.3.      Expenses..............................................................................19
         Section 3.4.      Right to Proceed......................................................................20

ARTICLE IV INSTITUTIONAL TRUSTEE AND ADMINISTRATORS..............................................................20
         Section 4.1.      Number of Trustees....................................................................20
         Section 4.2.      Delaware Trustee; Eligibility.........................................................20
         Section 4.3.      Institutional Trustee; Eligibility....................................................21
         Section 4.4.      Administrators........................................................................21
         Section 4.5.      Appointment, Removal and Resignation of Trustees and Administrators...................21
         Section 4.6.      Vacancies Among Trustees..............................................................23
         Section 4.7.      Effect of Vacancies...................................................................23
         Section 4.8.      Meetings of the Trustees and the Administrators.......................................23
         Section 4.9.      Delegation of Power...................................................................24
         Section 4.10.     Conversion, Consolidation or Succession to Business...................................24

ARTICLE V DISTRIBUTIONS..........................................................................................24
         Section 5.1.      Distributions.........................................................................24

ARTICLE VI ISSUANCE OF SECURITIES................................................................................24
         Section 6.1.      General Provisions Regarding Securities...............................................24
         Section 6.2.      Paying Agent, Transfer Agent and Registrar............................................25
         Section 6.3.      Form and Dating.......................................................................25
         Section 6.4.      Book-Entry Capital Securities.........................................................26
         Section 6.5.      Mutilated, Destroyed, Lost or Stolen Certificates.....................................27
         Section 6.6.      Temporary Securities..................................................................28
         Section 6.7.      Cancellation..........................................................................28
         Section 6.8.      CUSIP Numbers.........................................................................28
         Section 6.9.      Rights of Holders; Waivers of Past Defaults...........................................28

ARTICLE VII DISSOLUTION AND TERMINATION OF TRUST.................................................................30
         Section 7.1.      Dissolution and Termination of Trust..................................................30

ARTICLE VIII TRANSFER OF INTERESTS...............................................................................31
         Section 8.1.      General...............................................................................31
         Section 8.2.      Transfer Procedures and Restrictions..................................................31
         Section 8.3.      Deemed Security Holders...............................................................34

ARTICLE IX LIMITATION OF LIABILITY OF HOLDERS OF SECURITIES, INSTITUTIONAL TRUSTEE OR OTHERS.....................34
         Section 9.1.      Liability.............................................................................34
         Section 9.2.      Exculpation...........................................................................35
         Section 9.3.      Fiduciary Duty........................................................................35
         Section 9.4.      Indemnification.......................................................................35
         Section 9.5.      Outside Businesses....................................................................37
         Section 9.6.      Compensation; Fee.....................................................................38

ARTICLE X ACCOUNTING.............................................................................................38
         Section 10.1.     Fiscal Year...........................................................................38
         Section 10.2.     Certain Accounting Matters............................................................38
         Section 10.3.     Banking...............................................................................39
         Section 10.4.     Withholding...........................................................................39

ARTICLE XI AMENDMENTS AND MEETINGS...............................................................................39
         Section 11.1.     Amendments............................................................................39
         Section 11.2.     Meetings of the Holders of Securities; Action by Written Consent......................41

ARTICLE XII REPRESENTATIONS OF INSTITUTIONAL TRUSTEE AND THE DELAWARE TRUSTEE....................................42
         Section 12.1.     Representations and Warranties of Institutional Trustee...............................42
         Section 12.2.     Representations of the Delaware Trustee...............................................42

ARTICLE XIII MISCELLANEOUS.......................................................................................43
         Section 13.1.     Notices...............................................................................43
         Section 13.2.     Governing Law.........................................................................44
         Section 13.3.     Intention of the Parties..............................................................44
         Section 13.4.     Headings..............................................................................44
         Section 13.5.     Successors and Assigns................................................................44
         Section 13.6.     Partial Enforceability................................................................44
         Section 13.7.     Counterparts..........................................................................45


Annex I....................Terms of Securities
Exhibit A-1................Form of Global Capital Security Certificate
Exhibit A-2................Form of Common Security Certificate
Exhibit B..................Specimen of Initial Debenture
Exhibit C..................Placement Agreement


                              AMENDED AND RESTATED

                              DECLARATION OF TRUST
                                       OF
                         FIRST BANK STATUTORY TRUST III

                                November 23, 2004

         AMENDED AND RESTATED  DECLARATION  OF TRUST  ("Declaration")  dated and
                                                        -----------
effective as of November 23, 2004, by the Trustees (as defined herein), the Administrators (as defined herein), the Sponsor (as defined herein) and by the holders, from time to time, of undivided beneficial interests in the Trust (as defined herein) to be issued pursuant to this Declaration;

         WHEREAS, the Trustees, the Administrators and the Sponsor established First Bank Statutory Trust III (the "Trust"), a statutory trust under the
                                        -----
Statutory Trust Act (as defined herein) pursuant to a Declaration of Trust dated as of November 4, 2004 (the "Original Declaration"), and a Certificate of Trust
                             --------------------
filed with the Secretary of State of the State of Delaware on November 4, 2004, for the sole purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in certain debentures of the Debenture Issuer (as defined herein);

         WHEREAS, as of the date hereof, no interests in the Trust have been issued; and

         WHEREAS, the Trustees, the Administrators and the Sponsor, by this Declaration, amend and restate each and every term and provision of the Original Declaration;

         NOW, THEREFORE, it being the intention of the parties hereto to continue the Trust as a statutory trust under the Statutory Trust Act and that this Declaration constitutes the governing instrument of such statutory trust, the Trustees declare that all assets contributed to the Trust will be held in trust for the benefit of the holders, from time to time, of the securities representing undivided beneficial interests in the assets of the Trust issued hereunder, subject to the provisions of this Declaration. The parties hereto hereby agree as follows:

                                   ARTICLE I

                         INTERPRETATION AND DEFINITIONS

         Section 1.1.    Definitions.
                         -----------

         Unless the context otherwise requires:

         (a) Capitalized terms used in this Declaration but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

         (b) a term defined anywhere in this Declaration has the same meaning throughout;

         (c) all references to "the Declaration" or "this Declaration" are to this Declaration as modified, supplemented or amended from time to time;

         (d) all references in this Declaration to Articles and Sections and Annexes and Exhibits are to Articles and Sections of and Annexes and Exhibits to this Declaration unless otherwise specified; and

         (e) a reference to the singular includes the plural and vice versa.

         "Additional Interest" has the meaning set forth in the Indenture.
          -------------------

         "Administrative  Action" has the meaning set forth in paragraph 4(a) of
          ----------------------
Annex I.

         "Administrators"  means each of Peter D. Wimmer,  Terrance M.  McCarthy
          --------------
and Lisa K. Vansickle, solely in such Person's capacity as Administrator of the Trust created and continued hereunder and not in such Person's individual capacity, or such Administrator's successor in interest in such capacity, or any successor appointed as herein provided.

         "Affiliate"  has the same  meaning as given to that term in Rule 405 of
          ---------
the Securities Act or any successor rule thereunder.

         "Applicable  Depositary Procedures" means, with respect to any transfer
          ---------------------------------
or transaction involving a Book-Entry Capital Security, the rules and procedures of the Depositary for such Book-Entry Capital Security, in each case to the extent applicable to such transaction and as in effect from time to time.

         "Authorized Officer" of a Person means any Person that is authorized to
          ------------------
bind such Person.

         "Bankruptcy Event" means, with respect to any Person:
          ----------------

         (a) a court having jurisdiction in the premises shall enter a decree or order for relief in respect of such Person in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of such Person or for any substantial part of its property, or ordering the winding-up or liquidation of its affairs and such decree or order shall remain unstayed and in effect for a period of 90 consecutive days; or

         (b) such Person shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of such Person of any substantial part of its property, or shall make any general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due.

         "Book-Entry Capital Securities" means a Capital Security, the ownership
          -----------------------------
and transfer of which shall be made through book entries by a Depositary.

         "Business Day" means any day other than  Saturday,  Sunday or any other
          ------------
day on which banking institutions in New York City or Wilmington, Delaware are permitted or required by any applicable law or executive order to close.

         "Capital  Securities"  has the meaning set forth in  paragraph  1(a) of
          -------------------
Annex I.

         "Capital Security Certificate" means a definitive  Certificate in fully
          ----------------------------
registered form representing a Capital Security substantially in the form of Exhibit A-1.

         "Capital  Treatment  Event" has the meaning set forth in paragraph 4(a)
          -------------------------
of Annex I.

         "Certificate" means any certificate evidencing Securities.
          -----------

         "Closing Date" has the meaning set forth in the Placement Agreement.
          ------------

         "Code" means the Internal Revenue Code of 1986, as amended from time to
          ----
time, or any successor legislation.

         "Common Securities"  has  the  meaning  set  forth in paragraph 1(b) of
          -----------------
Annex I.

         "Common Security Certificate" means  a  definitive Certificate in fully
          ---------------------------
registered form representing a Common Security substantially in the form of Exhibit A-2.

         "Company  Indemnified  Person"  means  (a) any  Administrator;  (b) any
          ----------------------------
Affiliate of any Administrator; (c) any officers, directors, shareholders, members, partners, employees, representatives or agents of any Administrator; or
(d) any officer, employee or agent of the Trust or its Affiliates.

         "Corporate Trust Office" means the office of the Institutional  Trustee
          ----------------------
at which the corporate trust business of the Institutional Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Declaration is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attn: Corporate Trust Administration.

         "Coupon Rate" has the meaning set forth in paragraph 2(a) of Annex I.
          -----------

         "Covered  Person"  means:  (a) any  Administrator,  officer,  director,
          ---------------
shareholder, partner, member, representative, employee or agent of (i) the Trust or (ii) any of the Trust's Affiliates; and (b) any Holder of Securities.

         "Creditor" has the meaning set forth in Section 3.3.
          --------

         "Debenture  Issuer" means First Banks, Inc., a Missouri corporation, in
          -----------------
its capacity as issuer of the Debentures  under the Indenture.

         "Debenture  Trustee" means Wilmington  Trust Company,  as trustee under
          ------------------
the Indenture until a successor is appointed thereunder, and thereafter means such successor trustee.

         "Debentures"  means the Floating  Rate Junior  Subordinated  Deferrable
          ----------
Interest Debentures due 2034 to be issued by the Debenture Issuer under the Indenture.

         "Defaulted Interest" has the meaning set forth in the Indenture.
          ------------------

         "Definitive  Capital Securities  Certificates" means Capital Securities
          --------------------------------------------
issued in certificated, fully registered form that are not Global Capital Securities.

         "Depositary"  means an  organization  registered  as a clearing  agency
          ----------
under the Exchange Act that is designated as Depositary by the Administrators or any successor thereto. DTC will be the initial Depositary.

         "Depositary  Participant" means a broker, dealer, bank, other financial
          -----------------------
institution or other Person for whom from time to time the Depositary effects book-entry transfers and pledges of securities deposited with the Depositary.

         "Delaware Trustee" has the meaning set forth in Section 4.2.
          ----------------

         "Determination  Date" has the  meaning set forth in  paragraph  4(a) of
          -------------------
Annex I.

         "Direct Action" has the meaning set forth in Section 2.8(d).
          -------------

         "Distribution" means a distribution payable to Holders of Securities in
          ------------
accordance with Section 5.1.

         "Distribution Payment Date" has the meaning set forth in paragraph 2(b)
          -------------------------
of Annex I.

         "Distribution  Period" means (i) with respect to the Distribution  paid
          --------------------
on the first Distribution Payment Date, the period beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in March 2005 and (ii) thereafter, with respect to a Distribution paid on each successive Distribution Payment Date, the period beginning on (and including) the preceding Distribution Payment Date and ending on (but excluding) such current Distribution Payment Date.

         "Distribution  Rate" means,  for the  Distribution  Period beginning on
          ------------------
(and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in March 2005, the rate per annum of 4.54%, and for each Distribution Period beginning on or after the Distribution Payment Date in March 2005, the Coupon Rate for such Distribution Period.

         "DTC" means The Depository Trust Company or any successor thereto.
          ---

         "Event of Default" means any one of the following  events (whatever the
          ----------------
reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

         (a)      the occurrence of an Indenture Event of Default; or

         (b) default by the Trust in the payment of any Redemption Price or Special Redemption Price of any Security when it becomes due and payable; or

         (c)      default   in   the   performance,  or  breach, in any material
respect, of any covenant or warranty of the Institutional Trustee in this Declaration (other than those specified in clause (a) or (b) above) and continuation of such default or breach for a period of 60 days after there has been given, by registered or certified mail to the Institutional Trustee and to the Sponsor by the Holders of at least 25% in aggregate liquidation amount of the outstanding Capital Securities, a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

         (d) the occurrence of a Bankruptcy Event with respect to the Institutional Trustee if a successor Institutional Trustee has not been appointed within 90 days thereof.

         "Exchange  Act" means the  Securities  Exchange Act of 1934, as amended
          -------------
from time to time, or any successor legislation.

         "Extension  Event  of  Default"  has  the  meaning  set  forth  in  the
          -----------------------------
Indenture.

         "Extension Period" has the meaning set forth in paragraph 2(b) of Annex
          ----------------
I.

         "Federal Reserve" has the meaning set forth in paragraph 3 of Annex I.
          ---------------

         "Fiduciary  Indemnified  Person"  shall mean each of the  Institutional
          ------------------------------
Trustee (including in its individual capacity), the Delaware Trustee (including in its individual capacity), any Affiliate of the Institutional Trustee or Delaware Trustee and any officers, directors, shareholders, members, partners, employees, representatives, custodians, nominees or agents of the Institutional Trustee or Delaware Trustee.

         "Fiscal Year" has the meaning set forth in Section 10.1.
          -----------

         "Global  Capital  Security"  means  a  Capital  Securities  Certificate
          -------------------------
evidencing ownership of Book-Entry Capital Securities.

         "Guarantee" means the guarantee agreement to be dated as of the Closing
          ---------
Date, of the Sponsor in respect of the Capital Securities.

         "Holder"  means a Person in whose  name a  Certificate  representing  a
          ------
Security is registered, such Person being a beneficial owner within the meaning of the Statutory Trust Act.

         "Indemnified Person" means  a Company Indemnified Person or a Fiduciary
          ------------------
Indemnified Person.

         "Indenture"  means the Indenture dated as of the Closing Date,  between
          ---------
the Debenture Issuer and the Debenture Trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued, as such Indenture and any supplemental indenture may be amended, supplemented or otherwise modified from time to time.

         "Indenture  Event of Default" means an "Event of Default" as defined in
          ---------------------------
the Indenture.

         "Institutional  Trustee"  means the  Trustee  meeting  the  eligibility
          ----------------------
requirements set forth in Section 4.3.

         "Interest"  means any  interest  due on the  Debentures  including  any
          --------
Additional Interest and Defaulted Interest.

         "Investment  Company"  means an  investment  company  as defined in the
          -------------------
Investment Company Act.

         "Investment  Company Act" means the Investment  Company Act of 1940, as
          -----------------------
amended from time to time, or any successor legislation.

         "Investment  Company Event" has the meaning set forth in paragraph 4(a)
          -------------------------
of Annex I.

         "Liquidation" has the meaning set forth in paragraph 3 of Annex I.
          -----------

         "Liquidation  Distribution" has the meaning set forth in paragraph 3 of
          -------------------------
Annex I.

         "Majority in liquidation  amount of the Securities"  means Holder(s) of
          -------------------------------------------------
outstanding Securities voting together as a single class or, as the context may require, Holders of outstanding Capital Securities or Holders of outstanding Common Securities voting separately as a class, who are the record owners of more than 50% of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all outstanding Securities of the relevant class.

         "Maturity Date" has the meaning set forth in paragraph 4(a) of Annex I.
          -------------

         "Officers'  Certificates"  means,  with   respect  to   any  Person,  a
          -----------------------
certificate signed by two Authorized Officers of such Person. Any Officers' Certificate delivered with respect to compliance with a condition or covenant providing for it in this Declaration shall include:

         (a) a statement that each officer signing the Certificate has read the covenant or condition and the definitions relating thereto;

         (b       a brief statement of the nature  and scope of  the examination or investigation undertaken by each officer in rendering the Certificate;

         (c) a statement that each such officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

         (d) a statement as to whether, in the opinion of each such officer, such condition or covenant has been complied with.

         "OTS" has the meaning set forth in paragraph 3 of Annex I.
          ---

         "Owner"  means each Person who is the  beneficial  owner of  Book-Entry
          -----
Capital Securities as reflected in the records of the Depositary or, if a Depositary Participant is not the beneficial owner, then the beneficial owner as reflected in the records of the Depositary Participant.

         "Paying Agent" has the meaning specified in Section 6.2.
          ------------

         "Person" means  a  legal person, including any individual, corporation,
          ------
estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

         "Placement Agreement" means  the  Placement  Agreement relating  to the
          -------------------

offering and sale of Capital Securities in the form of Exhibit C.

         "Property Account" has the meaning set forth in Section 2.8(c).
          ----------------

         "Pro Rata" has the meaning set forth in paragraph 8 of Annex I.
          --------

         "QIB" means a "qualified institutional buyer" as  defined  in Rule 144A
          ---
under the Securities Act.

         "Quorum" means a majority of the  Administrators  or, if there are only
          ------
two Administrators, both of them.

         "Redemption  Date" has the meaning set forth in paragraph 4(a) of Annex
          ----------------
I.

         "Redemption/Distribution Notice" has the meaning set forth in paragraph
          ------------------------------
4(e) of Annex I.

         "Redemption Price" has the meaning set forth in paragraph 4(a) of Annex
          ----------------
I.

         "Registrar" has the meaning set forth in Section 6.2.
          ---------

         "Relevant Trustee" has the meaning set forth in Section 4.5(a).
          ----------------

         "Responsible Officer" means, with respect to the Institutional Trustee,
          -------------------
any officer within the Corporate Trust Office of the Institutional Trustee, including any vice-president, any assistant vice-president, any assistant secretary, the treasurer, any assistant treasurer, any trust officer or other officer of the Corporate Trust Office of the Institutional Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Restricted  Securities  Legend"  has the  meaning set forth in Section
          ------------------------------
8.2(b).

         "Rule 3a-5" means Rule 3a-5 under the Investment Company Act.
          ---------

         "Rule 3a-7" means Rule 3a-7 under the Investment Company Act.
          ---------

         "Securities" means the Common Securities and the Capital Securities.
          ----------

         "Securities Act" means the Securities Act of 1933, as amended from time
          --------------
to time, or any successor legislation.

         "Special Event" has the meaning set forth in paragraph 4(a) of Annex I.
          -------------

         "Special  Redemption  Date" has the meaning set forth in paragraph 4(a)
          -------------------------
of Annex I.

         "Special  Redemption Price" has the meaning set forth in paragraph 4(a)
          -------------------------
of Annex I.

         "Sponsor"  means First  Banks,  Inc.,  a Missouri  corporation,  or any
          -------
successor entity in a merger, consolidation or amalgamation, in its capacity as sponsor of the Trust.

         "Statutory  Trust Act"  means  Chapter  38  of Title 12 of the Delaware
          --------------------
Code, 12 Del. C. ss.ss. 3801, et seq. as may be amended from time to time.

         "Successor Entity" has the meaning set forth in Section 2.15(b).
          ----------------

         "Successor  Delaware  Trustee"  has the  meaning  set forth in  Section
          ----------------------------
4.5(e).

         "Successor Institutional Trustee" has the meaning set forth  in Section
          -------------------------------
4.5(b).

         "Successor Securities" has the meaning set forth in Section 2.15(b).
          --------------------

         "Super Majority" has  the  meaning set forth in paragraph 5(b) of Annex
          --------------
I.

         "Tax Event" has the meaning set forth in paragraph 4(a) of Annex I.
          ---------

         "10% in  liquidation  amount  of the  Securities"  means  Holder(s)  of
          -----------------------------------------------
outstanding Securities voting together as a single class or, as the context may require, Holders of outstanding Capital Securities or Holders of outstanding Common Securities voting separately as a class, who are the record owners of 10% or more of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all outstanding Securities of the relevant class.

         "3-Month LIBOR" has the meaning set forth in paragraph 4(a) of Annex I.
          -------------

         "Transfer Agent" has the meaning set forth in Section 6.2.
          --------------

         "Treasury  Regulations"  means the  income tax  regulations,  including
          ---------------------
temporary and proposed regulations, promulgated under the Code by the United States Treasury, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

         "Trust Property" means (a) the Debentures,  (b) any cash on deposit in,
          --------------
or owing to, the Property Account and (c) all proceeds and rights in respect of the foregoing and any other property and assets for the time being held or deemed to be held by the Institutional Trustee pursuant to the trusts of this Declaration.

         "Trustee"  or  "Trustees"   means  each  Person  who  has  signed  this
          -------        --------
Declaration as a trustee, so long as such Person shall continue in office in accordance with the terms hereof, and all other Persons who may from time to time be duly appointed, qualified and serving as Trustees in accordance with the provisions hereof, and references herein to a Trustee or the Trustees shall refer to such Person or Persons solely in their capacity as trustees hereunder.

         "U.S.  Person"  means a United  States  Person as  defined  in  Section
          ------------
7701(a)(30) of the Code.

                                   ARTICLE II

                                  ORGANIZATION

         Section 2.1.    Name.  The  Trust  is named "First Bank Statutory Trust
                         ----
III," as such name may be modified from time to time by the Administrators following written notice to the Holders of the Securities. The Trust's activities may be conducted under the name of the Trust or any other name deemed advisable by the Administrators.

         Section 2.2.    Office. The  address  of  the  principal  office of the
                         ------
Trust is c/o Wilmington Trust Company, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600. On at least 10 Business Days written notice to the Holders of the Securities, the Administrators may designate another principal office, which shall be in a state of the United States or in the District of Columbia.

         Section 2.3.    Purpose.  The  exclusive  purposes and functions of the
                         -------
Trust are (a) to issue and sell the Securities representing undivided beneficial interests in the assets of the Trust, (b) to invest the gross proceeds from such sale to acquire the Debentures, (c) to facilitate direct investment in the assets of the Trust through issuance of the Common Securities and the Capital Securities and (d) except as otherwise limited herein, to engage in only those other activities necessary or incidental thereto. The Trust shall not borrow money, issue debt or reinvest proceeds derived from investments, pledge any of its assets, or otherwise undertake (or permit to be undertaken) any activity that would cause the Trust not to be classified for United States federal income tax purposes as a grantor trust.

         Section 2.4.    Authority. Except  as  specifically  provided  in  this
                         ---------
Declaration, the Institutional Trustee shall have exclusive and complete authority to carry out the purposes of the Trust. An action taken by a Trustee in accordance with its powers shall constitute the act of and serve to bind the Trust. In dealing with the Trustees acting on behalf of the Trust, no Person shall be required to inquire into the authority of the Trustees to bind the Trust. Persons dealing with the Trust are entitled to rely conclusively on the power and authority of the Trustees as set forth in this Declaration. The Administrators shall have only those ministerial duties set forth herein with respect to accomplishing the purposes of the Trust and are not intended to be trustees or fiduciaries with respect to the Trust or the Holders. The Institutional Trustee shall have the right, but shall not be obligated except as provided in Section 2.6, to perform those duties assigned to the Administrators.

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

         Section  2.6.   Powers    and   Duties   of   the   Trustees   and  the
                         -------------------------------------------------------
Administrators.
--------------

         (a) The Trustees and the Administrators shall conduct the affairs of the Trust in accordance with the terms of this Declaration. Subject to the limitations set forth in paragraph (b) of this Section, and in accordance with the following provisions (i) and (ii), the Trustees and the Administrators shall have the authority to enter into all transactions and agreements determined by the Institutional Trustee to be appropriate in exercising the authority, express or implied, otherwise granted to the Trustees or the Administrators, as the case may be, under this Declaration, and to perform all acts in furtherance thereof, including without limitation, the following:

                  (i) Each Administrator shall have the power and authority to act on behalf of the Trust with respect to the following matters:

                         (A)  the issuance and sale of the Securities;

                         (B) to cause the Trust to enter into, and to execute and deliver on behalf of the Trust, such agreements as may be necessary or desirable in connection with the purposes and function of the Trust, including agreements with the Paying Agent;

                         (C)  ensuring   compliance  with  the  Securities  Act,
                  applicable state securities or blue sky laws;

                         (D) the sending of notices (other than notices of default), and other information regarding the Securities and the Debentures to the Holders in accordance with this Declaration;

                         (E) the consent to the appointment of a Paying Agent, Transfer Agent and Registrar in accordance with this Declaration, which consent shall not be unreasonably withheld or delayed;

                         (F)  execution  and   delivery  of  the  Securities  in
                  accordance with this Declaration;

                         (G) execution and delivery of closing certificates pursuant to the Placement Agreement and the application for a taxpayer identification number;

                         (H) unless otherwise determined by the Holders of a Majority in liquidation amount of the Securities or as otherwise required by the Statutory Trust Act, to execute on behalf of the Trust (either acting alone or together with any or all of the Administrators) any documents that the Administrators have the power to execute pursuant to this Declaration;

                         (I) the taking of any action incidental to the foregoing as the Institutional Trustee may from time to time determine is necessary or advisable to give effect to the terms of this Declaration for the benefit of the Holders (without consideration of the effect of any such action on any particular Holder);

                         (J) to establish a record date with respect to all actions to be taken hereunder that require a record date be established, including Distributions, voting rights, redemptions and exchanges, and to issue relevant notices to the Holders of Capital Securities and Holders of Common Securities as to such actions and applicable record dates; and

                         (K) to duly prepare and file all applicable tax returns and tax information reports that are required to be filed with respect to the Trust on behalf of the Trust.

                  (ii) As among the Trustees and the Administrators, the Institutional Trustee shall have the power, duty and authority to act on behalf of the Trust with respect to the following matters:

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

                         (I) after any Event of Default (provided that such Event of Default is not by or with respect to the Institutional Trustee) the taking of any action incidental to the foregoing as the Institutional Trustee may from time to time determine is necessary or advisable to give effect to the terms of this Declaration and protect and conserve the Trust Property for the benefit of the Holders (without consideration of the effect of any such action on any particular Holder); and

                         (J) to take all action that may be necessary for the preservation and the continuation of the Trust's valid existence, rights, franchises and privileges as a statutory trust under the laws of the State of Delaware.

                  (iii) The Institutional Trustee shall have the power and authority to act on behalf of the Trust with respect to any of the duties, liabilities, powers or the authority of the Administrators set forth in Section 2.6(a)(i)(D), (E) and (F) herein but shall not have a duty to do any such act unless specifically requested to do so in writing by the Sponsor, and shall then be fully protected in acting pursuant to such written request; and in the event of a conflict between the action of the Administrators and the action of the Institutional Trustee, the action of the Institutional Trustee shall prevail.

         (b) So long as this Declaration remains in effect, the Trust (or the Trustees or Administrators acting on behalf of the Trust) shall not undertake any business, activities or transaction except as expressly provided herein or contemplated hereby. In particular, neither the Trustees nor the

Administrators may cause the Trust to (i) acquire any investments or engage in any activities not authorized by this Declaration, (ii) sell, assign, transfer, exchange, mortgage, pledge, set-off or otherwise dispose of any of the Trust Property or interests therein, including to Holders, except as expressly provided herein, (iii) take any action that would reasonably be expected (x) to cause the Trust to fail or cease to qualify as a "grantor trust" for United States federal income tax purposes or (y) to require the trust to register as an Investment Company under the Investment Company Act, (iv) incur any indebtedness for borrowed money or issue any other debt or (v) take or consent to any action that would result in the placement of a lien on any of the Trust Property. The Institutional Trustee shall, at the sole cost and expense of the Trust, defend all claims and demands of all Persons at any time claiming any lien on any of the Trust Property adverse to the interest of the Trust or the Holders in their capacity as Holders.

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

                  (ii) the determination of the States in which to take appropriate action to qualify or register for sale all or part of the Capital Securities and the determination of any and all such acts, other than actions which must be taken by or on behalf of the Trust, and the advice to the Administrators of actions they must take on behalf of the Trust, and the preparation for execution and filing of any documents to be executed and filed by the Trust or on behalf of the Trust, as the Sponsor deems necessary or advisable in order to comply with the applicable laws of any such States in connection with the sale of the Capital Securities;

                  (iii) the negotiation of the terms of, and the execution and delivery of, the Placement Agreement providing for the sale of the Capital Securities; and

                  (iv)   the   taking   of   any   other  actions  necessary  or
         desirable to carry out any of the foregoing activities.

         (d) Notwithstanding anything herein to the contrary, the Administrators and the Holders of a Majority in liquidation amount of the Common Securities are authorized and directed to conduct the affairs of the Trust and to operate the Trust so that the Trust will not (i) be deemed to be an Investment Company required to be registered under the Investment Company Act, and (ii) fail to be classified as a "grantor trust" for United States federal income tax purposes. The Administrators and the Holders of a Majority in liquidation amount of the Common Securities shall not take any action inconsistent with the treatment of the Debentures as indebtedness of the Debenture Issuer for United States federal income tax purposes. In this connection, the Administrators and the Holders of a Majority in liquidation amount of the Common Securities are authorized to take any action, not inconsistent with applicable laws, the Certificate of Trust or this Declaration, as amended from time to time, that each of the Administrators and the Holders of a Majority in liquidation amount of the Common Securities determines in their discretion to be necessary or desirable for such purposes.

         (e) All expenses incurred by the Administrators or the Trustees pursuant to this Section 2.6 shall be reimbursed by the Sponsor, and the Trustees and the Administrators shall have no obligations with respect to such expenses (for purposes of clarification, this Section 2.6(e) does not contemplate the payment by the Sponsor of acceptance or annual administration fees owing to the Trustees under this Declaration or the fees and expenses of the Trustees' counsel in connection with the closing of the transactions contemplated by this Declaration).

         (f)      The assets of the Trust shall consist of the Trust Property.

         (g) Legal title to all Trust Property shall be vested at all times in the Institutional Trustee (in its capacity as such) and shall be held and administered by the Institutional Trustee and the Administrators for the benefit of the Trust in accordance with this Declaration.

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

         Section 2.7.    Prohibition   of   Actions   by   the   Trust  and  the
                         -------------------------------------------------------
Institutional Trustee.
---------------------

         (a) The Trust shall not, and the Institutional Trustee shall cause the Trust not to, engage in any activity other than as required or authorized by this Declaration. In particular, the Trust shall not and the Institutional Trustee shall cause the Trust not to:

                  (i) invest any proceeds received by the Trust from holding the Debentures, but shall distribute all such proceeds to Holders of the Securities pursuant to the terms of this Declaration and of the Securities;

                  (ii) acquire any assets other than as expressly provided herein;

                  (iii)  possess Trust Property for other than a Trust purpose;

                  (iv) make any loans or incur any indebtedness other than loans represented by the Debentures;

                  (v) possess any power or otherwise act in such a way as to vary the Trust assets or the terms of the Securities in any way whatsoever other than as expressly provided herein;

                  (vi) issue any securities or other evidences of beneficial ownership of, or beneficial interest in, the Trust other than the Securities;

                  (vii) carry on any "trade or business" as that phrase is used in the Code; or

                  (viii) other than as provided in this Declaration (including Annex I), (A) direct the time, method and place of exercising any trust or power conferred upon the Debenture Trustee with respect to the Debentures, (B) waive any past default that is waivable under the Indenture, (C) exercise any right to rescind or annul any declaration that the principal of all the Debentures shall be due and payable, or
         (D) consent to any amendment, modification or termination of the Indenture or the Debentures where such consent shall be required unless the Trust shall have received a written opinion of counsel to the effect that such modification will not cause the Trust to cease to be classified as a "grantor trust" for United States federal income tax purposes.

         Section 2.8.    Powers and Duties of the Institutional Trustee.
                         ----------------------------------------------

         (a) The legal title to the Debentures shall be owned by and held of record in the name of the Institutional Trustee in trust for the benefit of the Trust and the Holders of the Securities. The right, title and interest of the Institutional Trustee to the Debentures shall vest automatically in each Person who may hereafter be appointed as Institutional Trustee in accordance with Section 4.5. Such vesting and cessation of title shall be effective whether or not conveyancing documents with regard to the Debentures have been executed and delivered.

         (b) The Institutional Trustee shall not transfer its right, title and interest in the Debentures to the Administrators or to the Delaware Trustee.

         (c)      The Institutional Trustee shall:

                  (i)    establish   and   maintain  a  segregated  non-interest
         bearing trust account (the "Property Account") in the name of and under
                                     ----------------
         the exclusive  control of the Institutional Trustee, and  maintained in the Institutional Trustee's trust department, on behalf of the Holders of the Securities and, upon the receipt of payments of funds made in respect of the Debentures held by the Institutional Trustee, deposit such funds into the Property Account and make payments, or cause the Paying Agent to make payments, to the Holders of the Capital Securities and Holders of the Common Securities from the Property Account in accordance with Section 5.1. Funds in the Property Account shall be held uninvested until disbursed in accordance with this Declaration;

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

         (d) The Institutional Trustee may bring or defend, pay, collect, compromise, arbitrate, resort to legal action with respect to, or otherwise adjust claims or demands of or against, the Trust which arises out of or in connection with an Event of Default of which a Responsible Officer of the Institutional Trustee has actual knowledge or arises out of the Institutional Trustee's duties and obligations under this Declaration; provided, however, that
                                                         --------  -------
if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Debenture Issuer to pay interest or principal on the Debentures on the date such interest or principal is otherwise payable (or in the case of redemption, on the redemption date), then a Holder of the Capital Securities may directly institute a proceeding for enforcement of payment to such Holder of the principal of or interest on the Debentures having a principal amount equal to the aggregate liquidation amount of the Capital Securities of such Holder (a "Direct Action") on or after the respective due
                               --------------
date specified in the Debentures. In connection with such Direct Action, the rights of the Holders of the Common Securities will be subrogated to the rights of such Holder of the Capital Securities to the extent of any payment made by the Debenture Issuer to such Holder of the Capital Securities in such Direct Action; provided, however, that no Holder of the Common Securities may exercise
        --------   -------
such right of subrogation so long as an Event of Default with respect to the Capital Securities has occurred and is continuing.

         (e) The Institutional Trustee shall continue to serve as a Trustee until either:

                  (i)    the  Trust  has  been  completely  liquidated  and  the
         proceeds of the liquidation distributed to the Holders of the Securities pursuant to the terms of the Securities and this Declaration; or

                  (ii) a Successor Institutional Trustee has been appointed and has accepted that appointment in accordance with Section 4.5.

         (f) The Institutional Trustee shall have the legal power to exercise all of the rights, powers and privileges of a Holder of the Debentures under the Indenture and, if an Event of Default occurs and is continuing, the Institutional Trustee may, for the benefit of Holders of the Securities, enforce its rights as holder of the Debentures subject to the rights of the Holders pursuant to this Declaration (including Annex I) and the terms of the Securities.

         The  Institutional  Trustee must  exercise the powers set forth in this
Section 2.8 in a manner that is consistent with the purposes and functions of the Trust set out in Section 2.3, and the Institutional Trustee shall not take any action that is inconsistent with the purposes and functions of the Trust set out in Section 2.3.

         Section 2.9.    Certain Duties and Responsibilities of the Trustees and
                         -------------------------------------------------------
 Administrators.
----------------

         (a) The Institutional Trustee, before the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Declaration and no implied covenants shall be read into this Declaration against the Institutional Trustee. In case an Event of Default has occurred (that has not been cured or waived pursuant to Section 6.9), the Institutional Trustee shall exercise such of the rights and powers vested in it by this Declaration, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

         (b) The duties and responsibilities of the Trustees and the Administrators shall be as provided by this Declaration. Notwithstanding the foregoing, no provision of this Declaration shall require any Trustee or Administrator to expend or risk their own funds or otherwise incur any financial liability in the performance of any of their duties hereunder, or in the exercise of any of their rights or powers if it shall have reasonable grounds to believe that repayment of such funds or adequate protection against such risk of liability is not reasonably assured to it. Whether or not therein expressly so provided, every provision of this Declaration relating to the conduct or affecting the liability of or affording protection to the Trustees or Administrators shall be subject to the provisions of this Article. Nothing in this Declaration shall be construed to relieve an Administrator or a Trustee from liability for its own negligent act, its own negligent failure to act, or its own willful misconduct. To the extent that, at law or in equity, a Trustee or an Administrator has duties and liabilities relating to the Trust or to the Holders, such Trustee or such Administrator shall not be liable to the Trust or to any Holder for such Trustee's or such Administrator's good faith reliance on the provisions of this Declaration. The provisions of this Declaration, to the extent that they restrict the duties and liabilities of the Administrators or the Trustee otherwise existing at law or in equity, are agreed by the Sponsor and the Holders to replace such other duties and liabilities of the Administrators or the Trustees.

         (c) All payments made by the Institutional Trustee or a Paying Agent in respect of the Securities shall be made only from the revenue and proceeds from the Trust Property and only to the extent that there shall be sufficient revenue or proceeds from the Trust Property to enable the Institutional Trustee or a Paying Agent to make payments in accordance with the terms hereof. Each Holder, by its acceptance of a Security, agrees that it will look solely to the revenue and proceeds from the Trust Property to the extent legally available for distribution to it as herein provided and that the Trustees and the Administrators are not personally liable to it for any amount distributable in respect of any Security or for any other liability in respect of any Security. This Section 2.9(c) does not limit the liability of the Trustees expressly set forth elsewhere in this Declaration.

         (d) The Institutional Trustee shall not be liable for its own acts or omissions hereunder except as a result of its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i) the Institutional Trustee shall not be liable for any error of judgment made in good faith by an Authorized Officer of the Institutional Trustee, unless it shall be proved that the Institutional Trustee was negligent in ascertaining the pertinent facts;

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

                  (iii)  the Institutional  Trustee's  sole duty with respect to the custody, safekeeping and physical preservation of the Debentures and the Property Account shall be to deal with such property in a similar manner as the Institutional Trustee deals with similar property for its fiduciary accounts generally, subject to the protections and limitations on liability afforded to the Institutional Trustee under this Declaration;

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

         Section  2.10.  Certain Rights of Institutional Trustee. Subject to the
                         ---------------------------------------
provisions of Section 2.9:

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

         (b) if (i) in performing its duties under this Declaration, the Institutional Trustee is required to decide between alternative courses of action, (ii) in construing any of the provisions of this Declaration, the Institutional Trustee finds the same ambiguous or inconsistent with any other provisions contained herein, or (iii) the Institutional Trustee is unsure of the application of any provision of this Declaration, then, except as to any matter as to which the Holders of Capital Securities are entitled to vote under the terms of this Declaration, the Institutional Trustee may deliver a notice to the Sponsor requesting the Sponsor's written instructions as to the course of action to be taken and the Institutional Trustee shall take such action, or refrain from taking such action, as the Institutional Trustee shall be instructed in writing, in which event the Institutional Trustee shall have no liability except for its own negligence or willful misconduct;

         (c) any direction or act of the Sponsor or the Administrators contemplated by this Declaration shall be sufficiently evidenced by an Officers' Certificate;

         (d)      whenever in  the administration  of  this   Declaration,   the
Institutional Trustee shall deem it desirable that a matter be proved or established before undertaking, suffering or omitting any action hereunder, the Institutional Trustee (unless other evidence is herein specifically prescribed) may request and conclusively rely upon an Officers' Certificate as to factual matters which, upon receipt of such request, shall be promptly delivered by the Sponsor or the Administrators;

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

         (g) the Institutional Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Declaration at the request or direction of any of the Holders pursuant to this Declaration, unless such Holders shall have offered to the Institutional Trustee security or indemnity reasonably satisfactory to it against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction; provided, that nothing contained in this Section 2.10(g) shall be taken to relieve the Institutional Trustee, subject to Section 2.9(b), upon the occurrence of an Event of Default (that has not been cured or waived pursuant to Section 6.7), to exercise such of the rights and powers vested in it by this Declaration, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs;

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

         (i) the Institutional Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through its agents or attorneys and the Institutional Trustee shall not be responsible for any misconduct or negligence on the part of or for the supervision of, any such agent or attorney appointed with due care by it hereunder;

         (j) whenever in the administration of this Declaration the Institutional Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder the Institutional Trustee (i) may request instructions from the Holders of the Capital Securities which instructions may only be given by the Holders of the same proportion in liquidation amount of the Capital Securities as would be entitled to direct the Institutional Trustee under the terms of the Capital Securities in respect of such remedy, right or action, (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (iii) shall be fully protected in acting in accordance with such instructions;

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

         (m) the Institutional Trustee shall not be charged with knowledge of an Event of Default unless a Responsible Officer of the Institutional Trustee obtains actual knowledge of such event or the Institutional Trustee receives written notice of such event from any Holder, the Sponsor or the Debenture Trustee;

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

         Section  2.11.  Delaware Trustee. Notwithstanding  any  other provision
                         ----------------
of this Declaration other than Section 4.1, the Delaware Trustee shall not be entitled to exercise any powers, nor shall the Delaware Trustee have any of the duties and responsibilities of any of the Trustees or the Administrators described in this Declaration (except as may be required under the Statutory Trust Act). Except as set forth in Section 4.1, the Delaware Trustee shall be a Trustee for the sole and limited purpose of fulfilling the requirements of ss. 3807 of the Statutory Trust Act.

         Section  2.12.  Execution of Documents.  Unless   otherwise  determined
                         ----------------------
in writing by the Institutional Trustee, and except as otherwise required by the Statutory Trust Act, the Institutional Trustee, or any one or more of the Administrators, as the case may be, is authorized to execute on behalf of the Trust any documents that the Trustees or the Administrators, as the case may be, have the power and authority to execute pursuant to Section 2.6.

         Section  2.13.  Not Responsible for Recitals or Issuance of Securities.
                         ------------------------------------------------------
The recitals contained in this Declaration and the Securities shall be taken as the statements of the Sponsor, and the Trustees do not assume any responsibility for their correctness. The Trustees make no representations as to the value or condition of the property of the Trust or any part thereof. The Trustees make no representations as to the validity or sufficiency of this Declaration, the Debentures or the Securities.

         Section  2.14.  Duration   of  Trust.   The    Trust,  unless   earlier
                         --------------------
dissolved pursuant to the provisions of Article VII hereof, shall be in existence for 35 years from the Closing Date.

         Section  2.15.  Mergers.
                         -------

         (a) The Trust may not consolidate, amalgamate, merge with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to any corporation or other body, except as described in Section 2.15(b) and (c) and except in connection with the liquidation of the Trust and the distribution of the Debentures to Holders of Securities pursuant to Section 7.1(a)(iv) of the Declaration or Section 4 of Annex I.

         (b) The Trust may, with the consent of the Institutional Trustee and without the consent of the Holders of the Capital Securities, consolidate, amalgamate, merge with or into, or be replaced by a trust organized as such under the laws of any state; provided that:

                  (i)    if  the  Trust  is  not  the  surviving  entity,   such
         successor entity (the "Successor Entity") either:
                                ----------------

                         (A) expressly assumes all of the obligations of the Trust under the Securities; or

                         (B) substitutes for the Securities other securities having substantially the same terms as the Securities (the "Successor Securities") so that the Successor Securities rank
                   ----------------------
                  the same as the Securities rank with respect to Distributions and payments upon Liquidation, redemption and otherwise;

                  (ii)   the   Sponsor  expressly  appoints  a  trustee  of  the
         Successor   Entity  that  possesses  substantially  the same powers and duties as the Institutional Trustee as the Holder of the Debentures;

                  (iii) such merger, consolidation, amalgamation or replacement does not adversely affect the rights, preferences and privileges of the Holders of the Securities (including any Successor Securities) in any material respect;

                  (iv) the Institutional Trustee receives written confirmation from Moody's Investor Services, Inc. and any other nationally recognized statistical rating organization that rates securities issued by the initial purchaser of the Capital Securities that it will not reduce or withdraw the rating of any such securities because of such merger, conversion, consolidation, amalgamation or replacement;

                  (v) such Successor Entity has a purpose substantially identical to that of the Trust;

                  (vi) prior to such merger, consolidation, amalgamation or replacement, the Trust has received an opinion of a nationally recognized independent counsel to the Trust experienced in such matters to the effect that:

                         (A) such merger, consolidation, amalgamation or replacement does not adversely affect the rights, preferences and privileges of the Holders of the Securities (including any Successor Securities) in any material respect;

                         (B) following such merger, consolidation, amalgamation or replacement, neither the Trust nor the Successor Entity will be required to register as an Investment Company; and

                         (C) following such merger, consolidation, amalgamation or replacement, the Trust (or the Successor Entity) will continue to be classified as a "grantor trust" for United States federal income tax purposes;

                  (vii)  the   Sponsor   guarantees   the  obligations  of  such
         Successor Entity under the Successor Securities at least to the extent provided by the Guarantee;

                  (viii) the Sponsor owns 100% of the common securities of any Successor Entity; and

                  (ix) prior to such merger, consolidation, amalgamation or replacement, the Institutional Trustee shall have received an Officers' Certificate of the Administrators and an opinion of counsel, each to the effect that all conditions precedent under this Section 2.15(b) to such transaction have been satisfied.

         (c) Notwithstanding Section 2.15(b), the Trust shall not, except with the consent of Holders of 100% in aggregate liquidation amount of the Securities, consolidate, amalgamate, merge with or into, or be replaced by any other entity or permit any other entity to consolidate, amalgamate, merge with or into, or replace it if such consolidation, amalgamation, merger or replacement would cause the Trust or Successor Entity to be classified as other than a grantor trust for United States federal income tax purposes.

                                  ARTICLE III

                                    SPONSOR

         Section  3.1.   Sponsor's Purchase of Common Securities. On the Closing
                         ---------------------------------------
Date, the Sponsor will purchase all of the Common Securities issued by the Trust in an amount at least equal to 3% of the capital of the Trust, at the same time as the Capital Securities are sold.

         Section  3.2.   Responsibilities  of  the  Sponsor. In  connection with
                         ----------------------------------
the issue and sale of the Capital Securities, the Sponsor shall have the exclusive right and responsibility to engage in, or direct the Administrators to engage in, the following activities:

         (a) to determine the States in which to take appropriate action to qualify the Trust or to qualify or register for sale all or part of the Capital Securities and to do any and all such acts, other than actions which must be taken by the Trust, and advise the Trust of actions it must take, and prepare for execution and filing any documents to be executed and filed by the Trust, as the Sponsor deems necessary or advisable in order to comply with the applicable laws of any such States, to protect the limited liability of the Holders of the Capital Securities or to enable the Trust to effect the purposes for which it was created; and

         (b) to negotiate the terms of and/or execute on behalf of the Trust, the Placement Agreement and other related agreements providing for the sale of the Capital Securities.

         Section  3.3.   Expenses.  In  connection  with  the offering, sale and
                         --------
issuance of the Debentures to the Trust and in connection with the sale of the Securities by the Trust, the Sponsor, in its capacity as Debenture Issuer, shall:

         (a) pay all reasonable costs and expenses owing to the Debenture Trustee pursuant to Section 6.6 of the Indenture;

         (b) be responsible for and shall pay all debts and obligations (other than with respect to the Securities) and all costs and expenses of the Trust, the offering, sale and issuance of the Securities (including fees to the placement agents in connection therewith), the costs and expenses (including reasonable counsel fees and expenses) of the Institutional Trustee and the Administrators, the costs and expenses relating to the operation of the Trust, including, without limitation, costs and expenses of accountants, attorneys, statistical or bookkeeping services, expenses for printing and engraving and computing or accounting equipment, Paying Agents, Registrars, Transfer Agents, duplicating, travel and telephone and other telecommunications expenses and costs and expenses incurred in connection with the acquisition, financing, and disposition of Trust assets and the enforcement by the Institutional Trustee of the rights of the Holders (for purposes of clarification, this Section 3.3(b) does not contemplate the payment by the Sponsor of acceptance or annual administration fees owing to the Trustees pursuant to the services to be provided by the Trustees under this Declaration or the fees and expenses of the Trustees' counsel in connection with the closing of the transactions contemplated by this Declaration); and

         (c) pay any and all taxes (other than United States withholding taxes attributable to the Trust or its assets) and all liabilities, costs and expenses with respect to such taxes of the Trust.

         The  Sponsor's  obligations  under  this  Section  3.3 shall be for the benefit of, and shall be enforceable by, any Person to whom such debts, obligations, costs, expenses and taxes are owed (a "Creditor") whether or not
                                                      --------
such Creditor has received notice hereof. Any such Creditor may enforce the Sponsor's obligations under this Section 3.3 directly against the Sponsor and the Sponsor irrevocably waives any right or remedy to require that any such Creditor take any action against the Trust or any other Person before proceeding against the Sponsor. The Sponsor agrees to execute such additional agreements as may be necessary or desirable in order to give full effect to the provisions of this Section 3.3.

         Section 3.4     Right to Proceed. The  Sponsor  acknowledges the rights
                         ----------------
of Holders to institute a Direct Action as set forth in Section 2.8(d) hereto.

                                   ARTICLE IV

                    INSTITUTIONAL TRUSTEE AND ADMINISTRATORS

         Section  4.1.   Number  of  Trustees.  The  number  of  Trustees  shall
                         --------------------
initially be two, and;

         (a) at any time before the issuance of any Securities, the Sponsor may, by written instrument, increase or decrease the number of Trustees; and

         (b) after the issuance of any Securities, the number of Trustees may be increased or decreased by vote of the Holder of a Majority in liquidation amount of the Common Securities voting as a class at a meeting of the Holder of the Common Securities; provided, however, that there shall be a Delaware
                            --------  -------
Trustee if required by Section 4.2; and there shall always be one Trustee who shall be the Institutional Trustee, and such Trustee may also serve as Delaware Trustee if it meets the applicable requirements, in which case Section 2.11 shall have no application to such entity in its capacity as Institutional Trustee.

         Section 4.2.    Delaware Trustee; Eligibility.
                         -----------------------------

         (a) If required by the Statutory Trust Act, one Trustee (the "Delaware Trustee") shall be:

                  (i) a natural person at least 21 years of age who is a resident of the State of Delaware; or

                  (ii) if not a natural person, an entity which is organized under the laws of the United States or any state thereof or the District of Columbia, has its principal place of business in the State of Delaware, and otherwise meets the requirements of applicable law, including ss. 3807 of the Statutory Trust Act.

         (b)      the   initial  Delaware  Trustee  shall  be  Wilmington  Trust
Company.

         Section 4.3.    Institutional Trustee; Eligibility.
                         ----------------------------------

         (a)      There shall at all times be one Trustee which shall:

                  (i)    not be an Affiliate of the Sponsor;

                  (ii) not offer or provide credit or credit enhancement to the Trust; and

                  (iii) be a banking corporation or trust company organized and doing business under the laws of the United States of America or any state thereof or the District of Columbia, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000.00), and subject to supervision or examination by Federal, state, or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then for the purposes of this Section 4.3(a)(iii), the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

         (b) If at any time the Institutional Trustee shall cease to be eligible to so act under Section 4.3(a), the Institutional Trustee shall immediately resign in the manner and with the effect set forth in Section 4.5.

         (c)      If  the  Institutional  Trustee  has   or  shall  acquire  any
"conflicting  interest"  within  the  meaning  of  Section  310(b)  of the Trust
Indenture Act of 1939, as amended, the Institutional Trustee shall either eliminate such interest or resign, to the extent and in the manner provided by, and subject to this Declaration.

         (d)      The initial Institutional Trustee shall  be  Wilmington  Trust
Company.

         Section 4.4.    Administrators.  Each  Administrator  shall  be  a U.S.
                         --------------
Person, 21 years of age or older and authorized to bind the Sponsor. The initial Administrators shall be Peter D. Wimmer, Terrance M. McCarthy and Lisa K. Vansickle. There shall at all times be at least one Administrator. Except where a requirement for action by a specific number of Administrators is expressly set forth in this Declaration and except with respect to any action the taking of which is the subject of a meeting of the Administrators, any action required or permitted to be taken by the Administrators may be taken by, and any power of the Administrators may be exercised by, or with the consent of, any one such Administrator.

         Section  4.5.   Appointment, Removal and  Resignation  of Trustees  and
                         -------------------------------------------------------
Administrators.
--------------

         (a) No resignation or removal of any Trustee (the "Relevant Trustee") and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee in accordance with the applicable requirements of this Section 4.5.

         (b) Subject to Section 4.5(a), a Relevant Trustee may resign at any time by giving written notice thereof to the Holders of the Securities and by appointing a successor Relevant Trustee. Upon the resignation of the

Institutional Trustee, the Institutional Trustee shall appoint a successor by requesting from at least three Persons meeting the eligibility requirements their expenses and charges to serve as the successor Institutional Trustee on a form provided by the Administrators, and selecting the Person who agrees to the lowest expense and charges (the "Successor Institutional Trustee"). If the instrument of acceptance by the successor Relevant Trustee required by this
Section 4.5 shall not have been delivered to the Relevant Trustee within 60 days after the giving of such notice of resignation or delivery of the instrument of removal, the Relevant Trustee may petition, at the expense of the Trust, any federal, state or District of Columbia court of competent jurisdiction for the appointment of a successor Relevant Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Relevant Trustee. The Institutional Trustee shall have no liability for the selection of such successor pursuant to this Section 4.5.

         (c) Unless an Event of Default shall have occurred and be continuing, any Trustee may be removed at any time by an act of the Holders of a Majority in liquidation amount of the Common Securities. If any Trustee shall be so removed, the Holders of the Common Securities, by act of the Holders of a Majority in liquidation amount of the Common Securities delivered to the Relevant Trustee, shall promptly appoint a successor Relevant Trustee, and such successor Trustee shall comply with the applicable requirements of this Section
4.5. If an Event of Default shall have occurred and be continuing, the Institutional Trustee or the Delaware Trustee, or both of them, may be removed by the act of the Holders of a Majority in liquidation amount of the Capital Securities, delivered to the Relevant Trustee (in its individual capacity and on behalf of the Trust). If any Trustee shall be so removed, the Holders of Capital Securities, by act of the Holders of a Majority in liquidation amount of the Capital Securities then outstanding delivered to the Relevant Trustee, shall promptly appoint a successor Relevant Trustee or Trustees, and such successor Trustee shall comply with the applicable requirements of this Section 4.5. If no successor Relevant Trustee shall have been so appointed by the Holders of a Majority in liquidation amount of the Capital Securities and accepted appointment in the manner required by this Section 4.5 within 30 days after delivery of an instrument of removal, the Relevant Trustee or any Holder who has been a Holder of the Securities for at least six months may, on behalf of himself and all others similarly situated, petition any federal, state or District of Columbia court of competent jurisdiction for the appointment of a successor Relevant Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a successor Relevant Trustee or Trustees.

         (d) The Institutional Trustee shall give notice of each resignation and each removal of a Trustee and each appointment of a successor Trustee to all Holders and to the Sponsor. Each notice shall include the name of the successor Relevant Trustee and the address of its Corporate Trust Office if it is the Institutional Trustee.

         (e) Notwithstanding the foregoing or any other provision of this Declaration, in the event a Delaware Trustee who is a natural person dies or is adjudged by a court to have become incompetent or incapacitated, the vacancy created by such death, incompetence or incapacity may be filled by the Institutional Trustee following the procedures in this Section 4.5 (with the successor being a Person who satisfies the eligibility requirement for a Delaware Trustee set forth in this Declaration) (the "Successor Delaware Trustee").

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

         Section 4.6.    Vacancies Among Trustees.  If a Trustee  ceases to hold
                         ------------------------
office for any reason and the number of  Trustees  is not  reduced  pursuant  to
Section 4.1, a vacancy shall occur. A resolution certifying the existence of such vacancy by the Trustees or, if there are more than two, a majority of the Trustees, shall be conclusive evidence of the existence of such vacancy. The vacancy shall be filled with a Trustee appointed in accordance with Section 4.5.

         Section 4.7.    Effect    of    Vacancies.  The   death,   resignation,
                         -------------------------
retirement, removal, bankruptcy, dissolution, liquidation, incompetence or incapacity to perform the duties of a Trustee shall not operate to dissolve, terminate or annul the Trust or terminate this Declaration. Whenever a vacancy in the number of Trustees shall occur, until such vacancy is filled by the appointment of a Trustee in accordance with Section 4.5, the Institutional Trustee shall have all the powers granted to the Trustees and shall discharge all the duties imposed upon the Trustees by this Declaration.

         Section 4.8.    Meetings   of  the  Trustees  and  the  Administrators.
                         ------------------------------------------------------
Meetings of the Administrators shall be held from time to time upon the call of an Administrator. Regular meetings of the Administrators may be held in person in the United States or by telephone, at a place (if applicable) and time fixed by resolution of the Administrators. Notice of any in-person meetings of the Trustees with the Administrators or meetings of the Administrators shall be hand delivered or otherwise delivered in writing (including by facsimile, with a hard copy by overnight courier) not less than 48 hours before such meeting. Notice of any telephonic meetings of the Trustees with the Administrators or meetings of the Administrators or any committee thereof shall be hand delivered or otherwise delivered in writing (including by facsimile, with a hard copy by overnight courier) not less than 24 hours before a meeting. Notices shall contain a brief statement of the time, place and anticipated purposes of the meeting. The presence (whether in person or by telephone) of a Trustee or an Administrator, as the case may be, at a meeting shall constitute a waiver of notice of such meeting except where the Trustee or an Administrator, as the case may be, attends a meeting for the express purpose of objecting to the transaction of any activity on the grounds that the meeting has not been lawfully called or convened. Unless provided otherwise in this Declaration, any action of the Trustees or the Administrators, as the case may be, may be taken at a meeting by vote of a majority of the Trustees or the Administrators present (whether in person or by telephone) and eligible to vote with respect to such matter, provided that a Quorum is present, or without a meeting by the unanimous written consent of the Trustees or the Administrators. Meetings of the Trustees and the Administrators together shall be held from time to time upon the call of any Trustee or an Administrator.

        Section 4.9.     Delegation of Power.
                         -------------------

         (a) Any Administrator may, by power of attorney consistent with applicable law, delegate to any other natural person over the age of 21 that is a U.S. Person his or her power for the purpose of executing any documents contemplated in Section 2.6; and

         (b) the Administrators shall have power to delegate from time to time to such of their number the doing of such things and the execution of such instruments either in the name of the Trust or the names of the Administrators or otherwise as the Administrators may deem expedient, to the extent such delegation is not prohibited by applicable law or contrary to the provisions of the Trust, as set forth herein.

         Section 4.10.   Conversion,  Consolidation  or Succession  to Business.
                         ------------------------------------------------------
Any Person into which the Institutional Trustee or the Delaware Trustee may be merged or converted or with which it may be consolidated, or any Person resulting from any merger, conversion or consolidation to which the Institutional Trustee or the Delaware Trustee shall be a party, or any Person succeeding to all or substantially all the corporate trust business of the Institutional Trustee or the Delaware Trustee shall be the successor of the Institutional Trustee or the Delaware Trustee hereunder, provided such Person shall be otherwise qualified and eligible under this Article and, provided,
                                                                       --------
further,  that such Person shall file an amendment to the  Certificate  of Trust
-------
with the Secretary of State of the State of Delaware as contemplated in Section 4.5(i).

                                    ARTICLE V

                                  DISTRIBUTIONS

         Section 5.1.    Distributions.  Holders shall receive Distributions  in
                         -------------
accordance with the applicable terms of the relevant Holder's Securities. Distributions shall be made on the Capital Securities and the Common Securities in accordance with the preferences set forth in their respective terms. If and to the extent that the Debenture Issuer makes a payment of Interest or any principal on the Debentures held by the Institutional Trustee, the Institutional Trustee shall and is directed, to the extent funds are available for that purpose, to make a distribution (a "Distribution") of such amounts to Holders.
                                    ------------

                                   ARTICLE VI

                             ISSUANCE OF SECURITIES

         Section 6.1.    General Provisions Regarding Securities.
                         ---------------------------------------

         (a) The Administrators shall, on behalf of the Trust, issue one series of capital securities substantially in the form of Exhibit A-1 representing undivided beneficial interests in the assets of the Trust having such terms as are set forth in Annex I and one series of common securities representing undivided beneficial interests in the assets of the Trust having such terms as are set forth in Annex I. The Trust shall issue no securities or other interests in the assets of the Trust other than the Capital Securities and the Common Securities. The Capital Securities rank pari passu to, and payment thereon shall be made Pro Rata with, the Common Securities except that, where an Event of Default has occurred and is continuing, the rights of Holders of the Common Securities to payment in respect of Distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights to payment of the Holders of the Capital Securities as set forth in Annex I.

         (b) The Certificates shall be signed on behalf of the Trust by one or more Administrators. Such signature shall be the facsimile or manual signature of any Administrator. In case any Administrator of the Trust who shall have signed any of the Securities shall cease to be such Administrator before the Certificates so signed shall be delivered by the Trust, such Certificates nevertheless may be delivered as though the person who signed such Certificates had not ceased to be such Administrator, and any Certificate may be signed on behalf of the Trust by such persons who, at the actual date of execution of such Security, shall be an Administrator of the Trust, although at the date of the execution and delivery of the Declaration any such person was not such an Administrator. A Capital Security shall not be valid until authenticated by the facsimile or manual signature of an Authorized Officer of the Institutional Trustee. Such signature shall be conclusive evidence that the Capital Security has been authenticated under this Declaration. Upon written order of the Trust signed by one Administrator, the Institutional Trustee shall authenticate the Capital Securities for original issue. The Institutional Trustee may appoint an authenticating agent that is a U.S. Person acceptable to the Trust to authenticate the Capital Securities. A Common Security need not be so authenticated.

         (c) The Capital Securities issued to QIBs shall be, except as provided in Section 6.4, Book-Entry Capital Securities issued in the form of one or more Global Capital Securities registered in the name of the Depositary or its nominee and deposited with the Depositary or a custodian for the Depositary for credit by the Depositary to the respective accounts of the Depositary Participants thereof (or such other accounts as they may direct). The Capital Securities issued to a Person other than a QIB shall be issued in the form of a Definitive Capital Securities Certificate.

         (d) The consideration received by the Trust for the issuance of the Securities shall constitute a contribution to the capital of the Trust and shall not constitute a loan to the Trust.

         (e) Upon issuance of the Securities as provided in this Declaration, the Securities so issued shall be deemed to be validly issued, fully paid and, except as provided in Section 9.1(b) with respect to the Common Securities, non-assessable.

         (f) Every Person, by virtue of having become a Holder in accordance with the terms of this Declaration, shall be deemed to have expressly assented and agreed to the terms of, and shall be bound by, this Declaration and the Guarantee.

         Section 6.2.    Paying Agent, Transfer Agent and  Registrar.  The Trust
                         -------------------------------------------
shall maintain in Wilmington, Delaware, an office or agency where the Capital Securities may be presented for payment ("Paying Agent"), and an office or
                                              -------------
agency where Securities may be presented for registration of transfer or exchange (the "Transfer Agent"). The Trust shall keep or cause to be kept at
                 ---------------
such office or agency a register for the purpose of registering Securities, transfers and exchanges of Securities, such register to be held by a registrar (the "Registrar"). The Administrators may appoint the Paying Agent, the
       ---------
Registrar and the Transfer Agent and may appoint one or more additional Paying Agents or one or more co-Registrars, or one or more co-Transfer Agents in such other locations as it shall determine. The term "Paying Agent" includes any
                                                    -------------
additional paying agent, the term "Registrar"  includes any additional registrar
                                   ---------
or co-Registrar and the term "Transfer  Agent" includes any additional  transfer
                              ---------------
agent. The Administrators may change any Paying Agent, Transfer Agent or Registrar at any time without prior notice to any Holder. The Administrators shall notify the Institutional Trustee of the name and address of any Paying Agent, Transfer Agent and Registrar not a party to this Declaration. The Administrators hereby initially appoint the Institutional Trustee to act as Paying Agent, Transfer Agent and Registrar for the Capital Securities and the Common Securities. The Institutional Trustee or any of its Affiliates in the United States may act as Paying Agent, Transfer Agent or Registrar.

         Section  6.3.   Form  and  Dating.  The  Capital   Securities  and  the
                         -----------------
Institutional Trustee's certificate of authentication thereon shall be substantially in the form of Exhibit A-1, and the Common Securities shall be substantially in the form of Exhibit A-2, each of which is hereby incorporated in and expressly made a part of this Declaration. Certificates may be typed, printed, lithographed or engraved or may be produced in any other manner as is reasonably acceptable to the Administrators, as conclusively evidenced by their execution thereof. The Securities may have letters, numbers, notations or other marks of identification or designation and such legends or endorsements required by law, stock exchange rule, agreements to which the Trust is subject if any, or usage (provided that any such notation, legend or endorsement is in a form acceptable to the Sponsor). The Trust at the direction of the Sponsor shall furnish any such legend not contained in Exhibit A-1 to the Institutional Trustee in writing. Each Capital Security shall be dated on or before the date of its authentication. The terms and provisions of the Securities set forth in Annex I and the forms of Securities set forth in Exhibits A-1 and A-2 are part of the terms of this Declaration and to the extent applicable, the Institutional Trustee, the Delaware Trustee, the Administrators and the Sponsor, by their execution and delivery of this Declaration, expressly agree to such terms and provisions and to be bound thereby. Capital Securities will be issued only in blocks having a stated liquidation amount of not less than $100,000.00 and any multiple of $1,000.00 in excess thereof.

         The Capital Securities are being offered and sold by the Trust pursuant to the Placement Agreement in definitive, registered form without coupons and with the Restricted Securities Legend.

         Section 6.4.    Book-Entry Capital Securities.
                         -----------------------------

         (a) A Global Capital Security may be exchanged, in whole or in part, for Definitive Capital Securities Certificates registered in the names of Owners only if such exchange complies with Article VIII and (i) the Depositary advises the Administrators and the Institutional Trustee in writing that the Depositary is no longer willing or able to properly discharge its responsibilities with respect to the Global Capital Security, and no qualified successor is appointed by the Administrators within ninety (90) days of receipt of such notice, (ii) the Depositary ceases to be a clearing agency registered under the Exchange Act and the Administrators fail to appoint a qualified successor within ninety (90) days of obtaining knowledge of such event, (iii) the Administrators at their option advise the Institutional Trustee in writing that the Trust elects to terminate the book-entry system through the Depositary, or (iv) an Indenture Event of Default has occurred and is continuing. Upon the occurrence of any event specified in clause (i), (ii), (iii) or (iv) above, the Administrators shall notify the Depositary and instruct the Depositary to notify all Owners of Book-Entry Capital Securities and the Institutional Trustee of the occurrence of such event and of the availability of Definitive Capital Securities Certificates to Owners of the Capital Securities requesting the same. Upon the issuance of Definitive Capital Securities Certificates, the Administrators and the Institutional Trustee shall recognize the Holders of the Definitive Capital Securities Certificates as Holders. Notwithstanding the foregoing, if an Owner of a beneficial interest in a Global Capital Security wishes at any time to transfer an interest in such Global Capital Security to a Person other than a QIB, such transfer shall be effected, subject to the Applicable Depositary Procedures, in accordance with the provisions of this ERROR! REFERENCE SOURCE NOT FOUND. and Article VIII, and the transferee shall receive a Definitive Capital Securities Certificate in connection with such transfer. A holder of a Definitive Capital Securities Certificate that is a QIB may upon request, and in accordance with the provisions of this ERROR! REFERENCE SOURCE NOT FOUND. and Article VIII, exchange such Definitive Capital Securities Certificate for a beneficial interest in a Global Capital Security.

         (b) If any Global Capital Security is to be exchanged for Definitive Capital Securities Certificates or canceled in part, or if any Definitive Capital Securities Certificate is to be exchanged in whole or in part for any Global Capital Security, then either (i) such Global Capital Security shall be so surrendered for exchange or cancellation as provided in this Section
6.4 and Article VIII or (ii) the aggregate liquidation amount represented by such Global Capital Security shall be reduced, subject to Section 6.3, or increased by an amount equal to the liquidation amount represented by that portion of the Global Capital Security to be so exchanged or canceled, or equal to the liquidation amount represented by such Definitive Capital Securities Certificates to be so exchanged for any Global Capital Security, as the case may be, by means of an appropriate adjustment made on the records of the Registrar, whereupon the Institutional Trustee, in accordance with the Applicable
Depositary Procedures, shall instruct the Depositary or its authorized representative to make a corresponding adjustment to its records. Upon any such surrender to the Administrators or the Registrar of any Global Capital Security or Securities by the Depositary, accompanied by registration instructions, the Administrators, or any one of them, shall execute the Definitive Capital Securities Certificates in accordance with the instructions of the Depositary. None of the Registrar, Administrators, or the Institutional Trustee shall be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be fully protected in relying on, such instructions.

         (c) Every Definitive Capital Securities Certificate executed and delivered upon registration or transfer of, or in exchange for or in lieu of, a Global Capital Security or any portion thereof shall be executed and delivered in the form of, and shall be, a Global Capital Security, unless such Definitive Capital Securities Certificate is registered in the name of a Person other than the Depositary for such Global Capital Security or a nominee thereof.

         (d) The Depositary or its nominee, as registered owner of a Global Capital Security, shall be the Holder of such Global Capital Security for all purposes under this Declaration and the Global Capital Security, and Owners with respect to a Global Capital Security shall hold such interests pursuant to the Applicable Depositary Procedures. The Registrar, the Administrators and the Institutional Trustee shall be entitled to deal with the Depositary for all purposes of this Declaration relating to the Global Capital Securities (including the payment of the liquidation amount of and Distributions on the Book-Entry Capital Securities represented thereby and the giving of instructions or directions by Owners of Book-Entry Capital Securities represented thereby and the giving of notices) as the sole Holder of the Book-Entry Capital Securities represented thereby and shall have no obligations to the Owners thereof. None of the Administrators, the Institutional Trustee nor the Registrar shall have any liability in respect of any transfers effected by the Depositary.

         (e) The rights of the Owners of the Book-Entry Capital Securities shall be exercised only through the Depositary and shall be limited to those established by law, the Applicable Depositary Procedures and agreements between such Owners and the Depositary and/or the Depositary Participants; provided, however, solely for the purpose of determining whether the Holders of the requisite amount of Capital Securities have voted on any matter provided for in this Declaration, to the extent that Capital Securities are represented by a Global Capital Security, the Administrators and the Institutional Trustee may conclusively rely on, and shall be fully protected in relying on, any written instrument (including a proxy) delivered to the Institutional Trustee by the Depositary setting forth the Owners' votes or assigning the right to vote on any matter to any other Persons either in whole or in part. To the extent that Capital Securities are represented by a Global Capital Security, the initial Depositary will make book-entry transfers among the Depositary Participants and receive and transmit payments on the Capital Securities that are represented by a Global Capital Security to such Depositary Participants, and none of the Sponsor, the Administrators or the Institutional Trustee shall have any responsibility or obligation with respect thereto.

         (f) To the extent that a notice or other communication to the Holders is required under this Declaration, for so long as Capital Securities are represented by a Global Capital Security, the Administrator and the Institutional Trustee shall give all such notices and communications to the Depositary, and shall have no obligations to the Owners.

         Section 6.5.    Mutilated, Destroyed, Lost or Stolen Certificates.
                         -------------------------------------------------
         If:

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

then, in the absence of notice that such Certificate shall have been acquired by a protected purchaser, an Administrator on behalf of the Trust shall execute (and in the case of a Capital Security Certificate, the Institutional Trustee shall authenticate) and deliver, in exchange for or in lieu of any such mutilated, destroyed, lost or stolen Certificate, a new Certificate of like denomination. In connection with the issuance of any new Certificate under this
Section 6.5, the Registrar or the Administrators may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith. Any duplicate Certificate issued pursuant to this Section shall constitute conclusive evidence of an ownership interest in the relevant Securities, as if originally issued, whether or not the lost, stolen or destroyed Certificate shall be found at any time.

         Section 6.6.    Temporary Securities.  Until definitive  Securities are
                         --------------------
ready for delivery, the Administrators may prepare and, in the case of the Capital Securities, the Institutional Trustee shall authenticate, temporary Securities. Temporary Securities shall be substantially in the form of definitive Securities but may have variations that the Administrators consider appropriate for temporary Securities. Without unreasonable delay, the Administrators shall prepare and, in the case of the Capital Securities, the Institutional Trustee shall authenticate, definitive Securities in exchange for temporary Securities.

         Section 6.7.    Cancellation.  The   Administrators  at  any  time  may
                         ------------
deliver Securities to the Institutional Trustee for cancellation. The Registrar shall forward to the Institutional Trustee any Securities surrendered to it for registration of transfer, redemption or payment. The Institutional Trustee shall promptly cancel all Securities surrendered for registration of transfer, payment, replacement or cancellation and shall dispose of such canceled Securities as the Administrators direct. The Administrators may not issue new Securities to replace Securities that have been paid or that have been delivered to the Institutional Trustee for cancellation.

         Section 6.8.    CUSIP Numbers. The Trust in  issuing the Securities may
                         -------------
use "CUSIP" numbers (if then generally in use), and, if so, the Institutional Trustee shall use CUSIP numbers in notice of redemption as a convenience to
Holders;   provided,   however,   that  any  such   notice  may  state  that  no
           --------    -------
representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of redemption and that identification numbers printed on the Securities and any such redemption shall not be affected by any defect in or omission of such numbers. The Trust shall promptly notify the Institutional Trustee in writing of any change in the CUSIP numbers.

         Section 6.9.    Rights of Holders; Waivers of Past Defaults.
                         -------------------------------------------

         (a) The legal title to the Trust Property is vested exclusively in the Institutional Trustee (in its capacity as such) in accordance with Section 2.5, and the Holders shall not have any right or title therein other than the undivided beneficial interest in the assets of the Trust conferred by their Securities and they shall have no right to call for any partition or division of property, profits or rights of the Trust except as described below. The Securities shall be personal property giving only the rights specifically set forth therein and in this Declaration. The Securities shall have no preemptive or similar rights.

         (b) For so long as any Capital Securities remain outstanding, if upon an Indenture Event of Default, the Debenture Trustee fails or the holders of not less than 25% in principal amount of the outstanding Debentures fail to declare the principal of all of the Debentures to be immediately due and payable, the Holders of a Majority in liquidation amount of the Capital Securities then outstanding shall have the right to make such declaration by a notice in writing to the Institutional Trustee, the Sponsor and the Debenture Trustee.

         At any time after a declaration of acceleration with respect to the Debentures has been made and before a judgment or decree for payment of the money due has been obtained by the Debenture Trustee as provided in the Indenture, if the Institutional Trustee, subject to the provisions hereof, fails to annul any such declaration and waive such default, the Holders of a Majority in liquidation amount of the Capital Securities, by written notice to the Institutional Trustee, the Sponsor and the Debenture Trustee, may rescind and annul such declaration and its consequences if:

                  (i) the Debenture Issuer has paid or deposited with the Debenture Trustee a sum sufficient to pay

                         (A) all overdue installments of interest on all of the Debentures,

                         (B) any accrued Additional Interest on all of the Debentures,

                         (C)  the principal of (and premium,  if  any,  on)  any
                  Debentures that have become due otherwise than by such declaration of acceleration and interest and Additional Interest thereon at the rate borne by the Debentures, and

                         (D   all  sums   paid  or  advanced  by  the  Debenture
                  Trustee under the Indenture and the reasonable compensation, expenses, disbursements and advances of the Debenture Trustee and the Institutional Trustee, their agents and counsel; and

                  (ii) all Events of Default with respect to the Debentures, other than the non-payment of the principal of the Debentures that has become due solely by such acceleration, have been cured or waived as provided in Section 5.7 of the Indenture.

         The Holders of at least a Majority in liquidation amount of the Capital Securities may, on behalf of the Holders of all the Capital Securities, waive any past default under the Indenture or any Indenture Event of Default, except a default or Indenture Event of Default in the payment of principal or interest on the Debentures (unless such default or Indenture Event of Default has been cured and a sum sufficient to pay all matured installments of interest and principal due otherwise than by acceleration has been deposited with the Debenture Trustee) or a default under the Indenture or an Indenture Event of Default in respect of a covenant or provision that under the Indenture cannot be modified or amended without the consent of the holder of each outstanding Debenture. No such rescission shall affect any subsequent default or impair any right consequent thereon.

         Upon receipt by the Institutional Trustee of written notice declaring such an acceleration, or rescission and annulment thereof, by Holders of any part of the Capital Securities, a record date shall be established for determining Holders of outstanding Capital Securities entitled to join in such notice, which record date shall be at the close of business on the day the Institutional Trustee receives such notice. The Holders on such record date, or their duly designated proxies, and only such Persons, shall be entitled to join in such notice, whether or not such Holders remain Holders after such record date; provided, that unless such declaration of acceleration, or rescission and annulment, as the case may be, shall have become effective by virtue of the requisite percentage having joined in such notice prior to the day that is 90 days after such record date, such notice of declaration of acceleration, or rescission and annulment, as the case may be, shall automatically and without further action by any Holder be canceled and of no further effect. Nothing in this paragraph shall prevent a Holder, or a proxy of a Holder, from giving, after expiration of such 90-day period, a new written notice of declaration of acceleration, or rescission and annulment thereof, as the case may be, that is identical to a written notice that has been canceled pursuant to the proviso to the preceding sentence, in which event a new record date shall be established pursuant to the provisions of this Section 6.9.

         (c)      Except as otherwise provided in paragraphs (a) and (b) of this
Section 6.9, the Holders of at least a Majority in liquidation amount of the Capital Securities may, on behalf of the Holders of all the Capital Securities, waive any past default or Event of Default and its consequences. Upon such waiver, any such default or Event of Default shall cease to exist, and any default or Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Declaration, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

                                  ARTICLE VII

                      DISSOLUTION AND TERMINATION OF TRUST

         Section 7.1.    Dissolution and Termination of Trust.
                         ------------------------------------

         (a)      The Trust shall dissolve on the first to occur of:

                  (i) unless earlier dissolved, on December 15, 2039, the expiration of the term of the Trust;

                  (ii) upon a Bankruptcy Event with respect to the Sponsor, the Trust or the Debenture Issuer;

                  (iii) upon the filing of a certificate of dissolution or its equivalent with respect to the Sponsor (other than in connection with a merger, consolidation or similar transaction not prohibited by the Indenture, this Declaration or the Guarantee, as the case may be) or upon the revocation of the charter of the Sponsor and the expiration of 90 days after the date of revocation without a reinstatement thereof;

                  (iv) upon the distribution of the Debentures to the Holders of the Securities, upon exercise of the right of the Holder of all of the outstanding Common Securities to dissolve the Trust as provided in Annex I hereto;

                  (v) upon the entry of a decree of judicial dissolution of the Holder of the Common Securities, the Sponsor, the Trust or the Debenture Issuer;

                  (vi) when all of the Securities shall have been called for redemption and the amounts necessary for redemption thereof shall have been paid to the Holders in accordance with the terms of the Securities; or

                  (vii) before the issuance of any Securities, with the consent of all of the Trustees and the Sponsor.

         (b) As soon as is practicable after the occurrence of an event referred to in Section 7.1(a), and after satisfaction of liabilities to creditors of the Trust as required by applicable law, including of the Statutory Trust Act, and subject to the terms set forth in Annex I, the Institutional Trustee shall terminate the Trust by filing a certificate of cancellation with the Secretary of State of the State of Delaware.

         (c) The provisions of Section 2.9 and Article IX shall survive the termination of the Trust.

                                  ARTICLE VIII

                              TRANSFER OF INTERESTS

         Section 8.1.    General.
                         -------

         (a) Subject to Section 8.1(c), where Capital Securities are presented to the Registrar or a co-registrar with a request to register a transfer or to exchange them for an equal number of Capital Securities represented by different certificates, the Registrar shall register the transfer or make the exchange if its requirements for such transactions are met. To permit registrations of transfer and exchanges, the Trust shall issue and the Institutional Trustee shall authenticate Capital Securities at the Registrar's request.

         (b) Upon issuance of the Common Securities, the Sponsor shall acquire and retain beneficial and record ownership of the Common Securities and for so long as the Securities remain outstanding, and to the fullest extent permitted by applicable law, the Sponsor shall maintain 100% ownership of the Common Securities; provided, however, that any permitted successor of the
                     --------   -------
Sponsor, in its capacity as Debenture Issuer, under the Indenture that is a U.S. Person may succeed to the Sponsor's ownership of the Common Securities.

         (c) Capital Securities may only be transferred, in whole or in part, in accordance with the terms and conditions set forth in this Declaration and in the terms of the Securities. To the fullest extent permitted by applicable law, any transfer or purported transfer of any Security not made in accordance with this Declaration shall be null and void and will be deemed to be of no legal effect whatsoever and any such transferee shall be deemed not to be the holder of such Capital Securities for any purpose, including but not limited to the receipt of Distributions on such Capital Securities, and such transferee shall be deemed to have no interest whatsoever in such Capital Securities.

         (d) The Registrar shall provide for the registration of Securities and of transfers of Securities, which will be effected without charge but only upon payment (with such indemnity as the Registrar may require) in respect of any tax or other governmental charges that may be imposed in relation to it. Upon surrender for registration of transfer of any Securities, the Registrar shall cause one or more new Securities of the same tenor to be issued in the name of the designated transferee or transferees. Every Security surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form satisfactory to the Registrar duly executed by the Holder or such Holder's attorney duly authorized in writing. Each Security surrendered for registration of transfer shall be canceled by the Institutional Trustee pursuant to Section 6.7. A transferee of a Security shall be entitled to the rights and subject to the obligations of a Holder hereunder upon the receipt by such transferee of a Security. By acceptance of a Security, each transferee shall be deemed to have agreed to be bound by this Declaration.

         (e) The Trust shall not be required (i) to issue, register the transfer of, or exchange any Securities during a period beginning at the opening of business five days before the day of any selection of Securities for redemption and ending at the close of business on the earliest date on which the relevant notice of redemption is deemed to have been given to all Holders of the Securities to be redeemed, or (ii) to register the transfer or exchange of any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part.

         Section 8.2.    Transfer Procedures and Restrictions.
                         ------------------------------------

         (a) The Capital Securities shall bear the Restricted Securities Legend, which shall not be removed unless there is delivered to the Trust such satisfactory evidence, which may include an opinion of counsel satisfactory to the Institutional Trustee, as may be reasonably required by the Trust, that neither the legend nor the restrictions on transfer set forth therein are required to ensure that transfers thereof comply with the provisions of the Securities Act. Upon provision of such satisfactory evidence, the Institutional Trustee, at the written direction of the Trust, shall authenticate and deliver Capital Securities that do not bear the legend.

         (b) Except as permitted by Section 8.2(a), each Capital Security shall bear a legend (the "Restricted Securities Legend") in substantially the
                          ------------------------------
following form and a Capital Security shall not be transferred except in compliance with such legend, unless otherwise determined by the Sponsor, upon the advice of counsel expert in securities law, in accordance with applicable law:

                  [If the Capital Security is to be Global Capital Security-THIS CAPITAL SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE DECLARATION HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF THE DEPOSITORY TRUST COMPANY ("DTC") OR A NOMINEE OF DTC. THIS CAPITAL SECURITY IS EXCHANGEABLE FOR CAPITAL SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN DTC OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE DECLARATION, AND NO TRANSFER OF THIS CAPITAL SECURITY (OTHER THAN A TRANSFER OF THIS CAPITAL SECURITY AS A WHOLE BY DTC TO A NOMINEE OF DTC OR BY A NOMINEE OF DTC TO DTC OR ANOTHER NOMINEE OF DTC) MAY BE REGISTERED EXCEPT IN LIMITED CIRCUMSTANCES.

                  UNLESS THIS CAPITAL SECURITY IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF DTC TO FIRST BANK STATUTORY TRUST III OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CAPITAL SECURITY ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.]

                  THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE SPONSOR OR THE TRUST, (B) PURSUANT TO A

         REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER THE SECURITIES ACT,
         (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS CAPITAL SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE SPONSOR'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE SPONSOR OR THE TRUST. HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.

                  THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED

         TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

                  THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000.00 (100 SECURITIES) AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF SECURITIES IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

                  THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         (c)      To permit registrations of transfers and exchanges,  the Trust
shall  execute  and  the  Institutional   Trustee  shall  authenticate   Capital
Securities at the Registrar's request.

         (d) Registrations of transfers or exchanges will be effected without charge, but only upon payment (with such indemnity as the Registrar or the Sponsor may require) in respect of any tax or other governmental charge that may be imposed in relation to it.

         (e) All Capital Securities issued upon any registration of transfer or exchange pursuant to the terms of this Declaration shall evidence the same security and shall be entitled to the same benefits under this Declaration as the Capital Securities surrendered upon such registration of transfer or exchange.

         Section 8.3.    Deemed Security Holders. The Trust, the Administrators,
                         -----------------------
the Trustees, the Paying Agent, the Transfer Agent or the Registrar may treat the Person in whose name any Certificate shall be registered on the books and records of the Trust as the sole holder of such Certificate and of the
Securities represented by such Certificate for purposes of receiving Distributions and for all other purposes whatsoever and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Certificate or in the Securities represented by such Certificate on the part of any Person, whether or not the Trust, the Administrators, the Trustees, the Paying Agent, the Transfer Agent or the Registrar shall have actual or other notice thereof.

                                   ARTICLE IX

                           LIMITATION OF LIABILITY OF
             HOLDERS OF SECURITIES, INSTITUTIONAL TRUSTEE OR OTHERS

         Section 9.1.    Liability.
                         ---------

         (a)      Except  as  expressly  set forth  in  this   Declaration,  the
Guarantee and the terms of the Securities, the Sponsor shall not be:

                 (i) personally liable for the return of any portion of the capital contributions (or any return thereon) of the Holders of the Securities which shall be made solely from assets of the Trust; or

                 (ii) required to pay to the Trust or to any Holder of the Securities any deficit upon dissolution of the Trust or otherwise.

         (b) The Holder of the Common Securities shall be liable for all of the debts and obligations of the Trust (other than with respect to the Securities) to the extent not satisfied out of the Trust's assets.

         (c)      Pursuant  to  the  Statutory  Trust Act,  the  Holders  of the
Capital Securities shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware.

         Section 9.2.    Exculpation.
                         -----------

         (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Trust or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith on behalf of the Trust and in a manner such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Declaration or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

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

         Section 9.3.    Fiduciary Duty.
                         --------------

         (a) To the extent that, at law or in equity, an Indemnified Person has duties (including fiduciary duties) and liabilities relating thereto to the Trust or to any other Covered Person, an Indemnified Person acting under this Declaration shall not be liable to the Trust or to any other Covered Person for its good faith reliance on the provisions of this Declaration. The provisions of this Declaration, to the extent that they restrict the duties and liabilities of an Indemnified Person otherwise existing at law or in equity, are agreed by the parties hereto to replace such other duties and liabilities of the Indemnified Person.

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

         Section 9.4.    Indemnification.
                         ---------------

         (a) The Sponsor shall indemnify, to the full extent permitted by law, any Indemnified Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Trust) arising out of or in connection with the acceptance or administration of this Declaration by reason of the fact that he is or was an Indemnified Person against expenses (including reasonable attorneys' fees and expenses), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Trust, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the Indemnified Person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Trust, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         (b) The Sponsor shall indemnify, to the full extent permitted by law, any Indemnified Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Trust to procure a judgment in its favor arising out of or in connection with the acceptance or administration of this Declaration by reason of the fact that he is or was an Indemnified Person against expenses (including reasonable attorneys' fees and expenses) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Trust; provided, however, that no such indemnification
                              --------   -------
shall be made in respect of any claim, issue or matter as to which such Indemnified Person shall have been adjudged to be liable to the Trust unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

         (c) To the extent that an Indemnified Person shall be successful on the merits or otherwise (including dismissal of an action without prejudice or the settlement of an action without admission of liability) in defense of any action, suit or proceeding referred to in paragraphs (a) and (b) of this Section 9.4, or in defense of any claim, issue or matter therein, he shall be indemnified, to the full extent permitted by law, against expenses (including attorneys' fees and expenses) actually and reasonably incurred by him in connection therewith.

         (d)      Any indemnification  of an Administrator  under paragraphs (a)
and (b) of this Section 9.4 (unless ordered by a court) shall be made by the Sponsor only as authorized in the specific case upon a determination that indemnification of the Indemnified Person is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs (a) and
(b). Such determination shall be made (i) by the Administrators by a majority vote of a Quorum consisting of such Administrators who were not parties to such action, suit or proceeding, (ii) if such a Quorum is not obtainable, or, even if obtainable, if a Quorum of disinterested Administrators so directs, by independent legal counsel in a written opinion, or (iii) by the Common Security Holder of the Trust.

         (e) To the ullest extent permitted by law, expenses (including reasonable attorneys' fees and expenses) incurred by an Indemnified Person in defending a civil, criminal, administrative or investigative action, suit or proceeding referred to in paragraphs (a) and (b) of this Section 9.4 shall be paid by the Sponsor in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such Indemnified Person to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Sponsor as authorized in this Section 9.4. Notwithstanding the foregoing, no advance shall be made by the Sponsor if a determination is reasonably and promptly made (i) by the Administrators by a majority vote of a Quorum of disinterested Administrators, (ii) if such a Quorum is not obtainable, or, even if obtainable, if a quorum of disinterested

Administrators so directs,  by independent legal counsel in a written opinion or
(iii) by the Common Security Holder of the Trust, that, based upon the facts known to the Administrators, counsel or the Common Security Holder at the time such determination is made, such Indemnified Person acted in bad faith or in a manner that such Indemnified Person did not believe to be in the best interests of the Trust, or, with respect to any criminal proceeding, that such Indemnified Person believed or had reasonable cause to believe his conduct was unlawful. In no event shall any advance be made in instances where the Administrators, independent legal counsel or the Common Security Holder reasonably determine that such Indemnified Person deliberately breached his duty to the Trust or its Common or Capital Security Holders.

         (f) The Trustees, at the sole cost and expense of the Sponsor, retain the right to representation by counsel of their own choosing in any action, suit or any other proceeding for which they are indemnified under paragraphs (a) and (b) of this Section 9.4, without affecting their right to indemnification hereunder or waiving any rights afforded to it under this Declaration or applicable law.

         (g) The indemnification and advancement of expenses provided by, or granted pursuant to, the other paragraphs of this Section 9.4 shall not be deemed exclusive of any other rights to which those seeking indemnification and advancement of expenses may be entitled under any agreement, vote of stockholders or disinterested directors of the Sponsor or Capital Security Holders of the Trust or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. All rights to indemnification under this Section 9.4 shall be deemed to be provided by a contract between the Sponsor and each Indemnified Person who serves in such capacity at any time while this Section 9.4 is in effect. Any repeal or modification of this Section 9.4 shall not affect any rights or obligations then existing.

         (h) The Sponsor or the Trust may purchase and maintain insurance on behalf of any Person who is or was an Indemnified Person against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Sponsor would have the power to indemnify him against such liability under the provisions of this
Section 9.4.

         (i) For purposes of this Section 9.4, references to "the Trust" shall include, in addition to the resulting or surviving entity, any constituent entity (including any constituent of a constituent) absorbed in a consolidation or merger, so that any Person who is or was a director, trustee, officer or employee of such constituent entity, or is or was serving at the request of such constituent entity as a director, trustee, officer, employee or agent of another entity, shall stand in the same position under the provisions of this Section
9.4 with respect to the resulting or surviving entity as he would have with respect to such constituent entity if its separate existence had continued.

         (j) The indemnification and advancement of expenses provided by, or granted pursuant to, this Section 9.4 shall, unless otherwise provided when authorized or ratified, (i) continue as to a Person who has ceased to be an Indemnified Person and shall inure to the benefit of the heirs, executors and administrators of such a Person; and (ii) survive the termination or expiration of this Declaration or the earlier removal or resignation of an Indemnified Person.

         Section 9.5.    Outside Businesses.  Any  Covered  Person, the Sponsor,
                         ------------------
the Delaware Trustee and the Institutional Trustee may engage in or possess an interest in other business ventures of any nature or description, independently or with others, similar or dissimilar to the business of the Trust, and the Trust and the Holders of Securities shall have no rights by virtue of this Declaration in and to such independent ventures or the income or profits derived therefrom, and the pursuit of any such venture, even if competitive with the business of the Trust, shall not be deemed wrongful or improper. None of any Covered Person, the Sponsor, the Delaware Trustee or the Institutional Trustee shall be obligated to present any particular investment or other opportunity to the Trust even if such opportunity is of a character that, if presented to the

Trust, could be taken by the Trust, and any Covered Person, the Sponsor, the Delaware Trustee and the Institutional Trustee shall have the right to take for its own account (individually or as a partner or fiduciary) or to recommend to others any such particular investment or other opportunity. Any Covered Person, the Delaware Trustee and the Institutional Trustee may engage or be interested in any financial or other transaction with the Sponsor or any Affiliate of the Sponsor, or may act as depositary for, trustee or agent for, or act on any committee or body of holders of, securities or other obligations of the Sponsor or its Affiliates.

         Section 9.6.    Compensation; Fee. The Sponsor agrees:
                         -----------------

         (a) to pay to the Trustees from time to time such compensation for all services rendered by them hereunder as the parties shall agree from time to time (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust); and

         (b) except as otherwise expressly provided herein, to reimburse the Trustees upon request for all reasonable expenses, disbursements and advances incurred or made by the Trustees in accordance with any provision of this Declaration (including the reasonable compensation and the expenses and disbursements of their respective agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence, bad faith or willful misconduct.

         For purposes of clarification, this Section 9.6 does not contemplate the payment by the Sponsor of acceptance or annual administration fees owing to the Trustees under this Declaration or the fees and expenses of the Trustees' counsel in connection with the closing of the transactions contemplated by this Declaration.

         The provisions of this Section 9.6 shall survive the dissolution of the Trust and the termination of this Declaration and the removal or resignation of any Trustee.

         No Trustee may claim any lien or charge on any property of the Trust as a result of any amount due pursuant to this Section 9.6.

                                   ARTICLE X

                                   ACCOUNTING

         Section 10.1.   Fiscal Year. The  fiscal  year ("Fiscal Year")  of  the
                         -----------                      -----------
Trust shall be the calendar year, or such other year as is required by the Code.

         Section 10.2.   Certain Accounting Matters.
                         --------------------------

         (a) At all times during the existence of the Trust, the Administrators shall keep, or cause to be kept at the principal office of the Trust in the United States, as defined for purposes of Treasury Regulations section 301.7701-7, full books of account, records and supporting documents, which shall reflect in reasonable detail each transaction of the Trust. The books of account shall be maintained, at the Sponsor's expense, in accordance with generally accepted accounting principles, consistently applied. The books of account and the records of the Trust shall be examined by and reported upon (either separately or as part of the Sponsor's regularly prepared consolidated financial report) as of the end of each Fiscal Year of the Trust by a firm of independent certified public accountants selected by the Administrators.

         (b) The Administrators shall cause to be duly prepared and delivered to each of the Holders of Securities Form 1099 or such other annual United States federal income tax information statement required by the Code, containing such information with regard to the Securities held by each Holder as is required by the Code and the Treasury Regulations. Notwithstanding any right under the Code to deliver any such statement at a later date, the Administrators shall endeavor to deliver all such statements within 30 days after the end of each Fiscal Year of the Trust.

         (c) The Administrators, at the Sponsor's expense, shall cause to be duly prepared at the principal office of the Sponsor in the United States, as `United States' is defined in Section 7701(a)(9) of the Code (or at the principal office of the Trust if the Sponsor has no such principal office in the United States), and filed an annual United States federal income tax return on a Form 1041 or such other form required by United States federal income tax law, and any other annual income tax returns required to be filed by the Administrators on behalf of the Trust with any state or local taxing authority.

         Section 10.3.   Banking. The Trust shall maintain in the United States,
                         -------
as defined for purposes of Treasury Regulations section 301.7701-7, one or more bank accounts in the name and for the sole benefit of the Trust; provided,
                                                                       --------
however,  that all  payments of funds in respect of the  Debentures  held by the
-------
Institutional Trustee shall be made directly to the Property Account and no other funds of the Trust shall be deposited in the Property Account. The sole signatories for such accounts (including the Property Account) shall be designated by the Institutional Trustee.

         Section  10.4.  Withholding.  The  Institutional  Trustee or any Paying
                         -----------
Agent and the Administrators shall comply with all withholding requirements under United States federal, state and local law. The Institutional Trustee or any Paying Agent shall request, and each Holder shall provide to the Institutional Trustee or any Paying Agent, such forms or certificates as are necessary to establish an exemption from withholding with respect to the Holder, and any representations and forms as shall reasonably be requested by the Institutional Trustee or any Paying Agent to assist it in determining the extent of, and in fulfilling, its withholding obligations. The Administrators shall file required forms with applicable jurisdictions and, unless an exemption from withholding is properly established by a Holder, shall remit amounts withheld with respect to the Holder to applicable jurisdictions. To the extent that the Institutional Trustee or any Paying Agent is required to withhold and pay over any amounts to any authority with respect to distributions or allocations to any Holder, the amount withheld shall be deemed to be a Distribution in the amount of the withholding to the Holder. In the event of any claimed overwithholding, Holders shall be limited to an action against the applicable jurisdiction. If the amount required to be withheld was not withheld from actual Distributions made, the Institutional Trustee or any Paying Agent may reduce subsequent Distributions by the amount of such withholding.

                                   ARTICLE XI

                             AMENDMENTS AND MEETINGS

         Section 11.1.   Amendments.
                         ----------

         (a) Except as otherwise provided in this Declaration or by any applicable terms of the Securities, this Declaration may only be amended by a written instrument approved and executed (i) by the Institutional Trustee, or
(ii) if the amendment affects the rights, powers, duties, obligations or immunities of the Delaware Trustee, by the Delaware Trustee.

         (b) Notwithstanding any other provision of this Article XI, an amendment may be made, and any such purported amendment shall be valid and effective only if:

                  (i)    the Institutional Trustee shall have first received

                         (A) an Officers' Certificate from each of the Trust and the Sponsor that such amendment is permitted by, and conforms to, the terms of this Declaration (including the terms of the Securities); and

                         (B) an opinion of counsel (who may be counsel to the Sponsor or the Trust) that such amendment is permitted by, and conforms to, the terms of this Declaration (including the terms of the Securities); and

                  (ii)   the result of such amendment would not be to

                         (A) cause the Trust to cease to be classified for purposes of United States federal income taxation as a grantor trust; or

                         (B) cause the Trust to be deemed to be an Investment Company required to be registered under the Investment Company Act.

         (c) Except as provided in Section 11.1(d), (e) or (h), no amendment shall be made, and any such purported amendment shall be void and ineffective, unless the Holders of a Majority in liquidation amount of the Capital Securities shall have consented to such amendment.

         (d) In addition to and notwithstanding any other provision in this Declaration, without the consent of each affected Holder, this Declaration may not be amended to (i) change the amount or timing of any Distribution on the Securities or otherwise adversely affect the amount of any Distribution required to be made in respect of the Securities as of a specified date or change any conversion or exchange provisions or (ii) restrict the right of a Holder to institute suit for the enforcement of any such payment on or after such date.

         (e) Sections 9.1(b) and 9.1(c) and this Section 11.1 shall not be amended without the consent of all of the Holders of the Securities.

         (f) Article III shall not be amended without the consent of the Holders of a Majority in liquidation amount of the Common Securities.

         (g)      The   rights  of the Holders of the Capital  Securities  under
Article IV to appoint and remove Trustees shall not be amended without the consent of the Holders of a Majority in liquidation amount of the Capital Securities.

         (h) This Declaration may be amended by the Institutional Trustee and the Holders of a Majority in liquidation amount of the Common Securities without the consent of the Holders of the Capital Securities to:

                  (i)    cure any ambiguity;

                  (ii) correct or supplement any provision in this Declaration that may be defective or inconsistent with any other provision of this Declaration;

                  (iii) add to the covenants, restrictions or obligations of the Sponsor; or

                  (iv) modify, eliminate or add to any provision of this Declaration to such extent as may be necessary to ensure that the Trust will be classified for United States federal income tax purposes at all times as a grantor trust and will not be required to register as an Investment Company (including without limitation to conform to any change in Rule 3a-5, Rule 3a-7 or any other applicable rule under the Investment Company Act or written change in interpretation or application thereof by any legislative body, court, government agency or regulatory authority) which amendment does not have a material adverse effect on the rights, preferences or privileges of the Holders of Securities;

         provided,  however, that no such modification,  elimination or addition
         --------   -------
referred to in clauses (i), (ii), (iii) or (iv) shall adversely affect in any material respect the powers, preferences or special rights of Holders of Capital Securities.

         Section 11.2.   Meetings  of  the  Holders  of  Securities;  Action  by
                         -------------------------------------------------------
Written Consent.
---------------

         (a) Meetings of the Holders of any class of Securities may be called at any time by the Administrators (or as provided in the terms of the Securities) to consider and act on any matter on which Holders of such class of Securities are entitled to act under the terms of this Declaration or the terms of the Securities. The Administrators shall call a meeting of the Holders of such class if directed to do so by the Holders of at least 10% in liquidation amount of such class of Securities. Such direction shall be given by delivering to the Administrators one or more calls in a writing stating that the signing Holders of the Securities wish to call a meeting and indicating the general or specific purpose for which the meeting is to be called. Any Holders of the Securities calling a meeting shall specify in writing the Certificates held by the Holders of the Securities exercising the right to call a meeting and only those Securities represented by such Certificates shall be counted for purposes of determining whether the required percentage set forth in the second sentence of this paragraph has been met.

         (b) Except to the extent otherwise provided in the terms of the Securities, the following provisions shall apply to meetings of Holders of the
Securities:

                  (i) notice of any such meeting shall be given to all the Holders of the Securities having a right to vote thereat at least 7 days and not more than 60 days before the date of such meeting. Whenever a vote, consent or approval of the Holders of the Securities is permitted or required under this Declaration, such vote, consent or approval may be given at a meeting of the Holders of the Securities. Any action that may be taken at a meeting of the Holders of the Securities may be taken without a meeting if a consent in writing setting forth the action so taken is signed by the Holders of the Securities owning not less than the minimum amount of Securities in liquidation amount that would be necessary to authorize or take such action at a meeting at which all Holders of the Securities having a right to vote thereon were present and voting. Prompt notice of the taking of action without a meeting shall be given to the Holders of the Securities entitled to vote who have not consented in writing. The Administrators may specify that any written ballot submitted to the Holders of the Securities for the purpose of taking any action without a meeting shall be returned to the Trust within the time specified by the Administrators;

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

                  (iii) unless the Statutory Trust Act, this Declaration, or the terms of the Securities otherwise provides, the Administrators, in their sole discretion, shall establish all other provisions relating to meetings of Holders of Securities, including notice of the time, place or purpose of any meeting at which any matter is to be voted on by any Holders of the Securities, waiver of any such notice, action by consent without a meeting, the establishment of a record date, quorum requirements, voting in person or by proxy or any other matter with respect to the exercise of any such right to vote; provided, however,
                                                              --------  -------
         that each meeting shall be conducted in the United States (as that term is defined in Treasury Regulations section 301.7701-7).

                                  ARTICLE XII

        REPRESENTATIONS OF INSTITUTIONAL TRUSTEE AND THE DELAWARE TRUSTEE

         Section 12.1.   Representations   and   Warranties   of   Institutional
                         -------------------------------------------------------
Trustee. The initial  Institutional Trustee represents and warrants to the Trust
-------
and to the Sponsor at the date of this Declaration, and each Successor Institutional Trustee represents and warrants to the Trust and the Sponsor at the time of the Successor Institutional Trustee's acceptance of its appointment as Institutional Trustee, that:

         (a) the Institutional Trustee is a Delaware banking corporation with trust powers, duly organized and validly existing under the laws of the State of Delaware with trust power and authority to execute and deliver, and to carry out and perform its obligations under the terms of, this Declaration;

         (b) the execution, delivery and performance by the Institutional Trustee of this Declaration has been duly authorized by all necessary corporate action on the part of the Institutional Trustee. This Declaration has been duly executed and delivered by the Institutional Trustee, and it constitutes a legal, valid and binding obligation of the Institutional Trustee, enforceable against it in accordance with its terms, subject to applicable bankruptcy, reorganization, moratorium, insolvency, and other similar laws affecting creditors' rights generally and to general principles of equity (regardless of whether considered in a proceeding in equity or at law);

         (c) the execution, delivery and performance of this Declaration by the Institutional Trustee does not conflict with or constitute a breach of the charter or by-laws of the Institutional Trustee; and

         (d) no consent, approval or authorization of, or registration with or notice to, any state or federal banking authority is required for the execution, delivery or performance by the Institutional Trustee of this Declaration.

         Section 12.2.   Representations of  the  Delaware Trustee.  The Trustee
                         -----------------------------------------
that acts as initial Delaware Trustee represents and warrants to the Trust and to the Sponsor at the date of this Declaration, and each Successor Delaware Trustee represents and warrants to the Trust and the Sponsor at the time of the Successor Delaware Trustee's acceptance of its appointment as Delaware Trustee that:

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

         (e) no consent, approval or authorization of, or registration with or notice to, any state or federal banking authority governing the trust powers of the Delaware Trustee is required for the execution, delivery or performance by the Delaware Trustee of this Declaration; and

         (f) the Delaware Trustee is a natural person who is a resident of the State of Delaware or, if not a natural person, it is an entity which has its principal place of business in the State of Delaware and, in either case, a Person that satisfies for the Trust the requirements of Section 3807 of the Statutory Trust Act.

                                  ARTICLE XIII

                                  MISCELLANEOUS

        Section 13.1.    Notices.  All  notices provided for in this Declaration
                         -------
shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied (which telecopy shall be followed by notice delivered or mailed by first class mail) or mailed by first class mail, as follows:

         (a) if given to the Trust, in care of the Administrators at the Trust's mailing address set forth below (or such other address as the Trust may give notice of to the Holders of the Securities):

                  First Bank Statutory Trust III
                  c/o First Banks, Inc.
                  600 James S. McDonnell Boulevard
                  Hazelwood,  Missouri  63042
                  Attention:  Lisa K. Vansickle
                  Telecopy:   314-592-6621

         (b) if given to the Delaware Trustee, at the Delaware Trustee's mailing address set forth below (or such other address as the Delaware Trustee may give notice of to the Holders of the Securities):

                  Wilmington Trust Company
                  Rodney Square North
                  1100 North Market Street
                  Wilmington, Delaware  19890-1600
                  Attention:  Corporate Trust Administration
                  Telecopy:   302-636-4140

         (c) if given to the Institutional Trustee, at the Institutional Trustee's mailing address set forth below (or such other address as the Institutional Trustee may give notice of to the Holders of the Securities):

                  Wilmington Trust Company
                  Rodney Square North
                  1100 North Market Street
                  Wilmington, Delaware  19890-1600
                  Attention:  Corporate Trust Administration
                  Telecopy:   302-636-4140

         (d) if given to the Holder of the Common Securities, at the mailing address of the Sponsor set forth below (or such other address as the Holder of the Common Securities may give notice of to the Trust):

                  First Banks, Inc.
                  600 James S. McDonnell Boulevard
                  Hazelwood,  Missouri  63042
                  Attention:  Lisa K. Vansickle
                  Telecopy:   314-592-6621

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

         Section 13.2.   Governing  Law. This  Declaration and the rights of the
                         --------------
parties hereunder shall be governed by and interpreted in accordance with the law of the State of Delaware and all rights and remedies shall be governed by such laws without regard to the principles of conflict of laws of the State of Delaware or any other jurisdiction that would call for the application of the law of any jurisdiction other than the State of Delaware; provided, however,
                                                             --------   -------
that there shall not be applicable to the Trust, the Trustees or this Declaration any provision of the laws (statutory or common) of the State of Delaware pertaining to trusts that relate to or regulate, in a manner inconsistent with the terms hereof (a) the filing with any court or governmental body or agency of trustee accounts or schedules of trustee fees and charges, (b) affirmative requirements to post bonds for trustees, officers, agents or employees of a trust, (c) the necessity for obtaining court or other governmental approval concerning the acquisition, holding or disposition of real or personal property, (d) fees or other sums payable to trustees, officers, agents or employees of a trust, (e) the allocation of receipts and expenditures to income or principal, or (f) restrictions or limitations on the permissible nature, amount or concentration of trust investments or requirements relating to the titling, storage or other manner of holding or investing trust assets.

         Section  13.3.  Intention  of the Parties.  It is the  intention of the
                         -------------------------
parties hereto that the Trust be classified for United States federal income tax purposes as a grantor trust. The provisions of this Declaration shall be interpreted to further this intention of the parties.

         Section 13.4.   Headings.  Headings contained in this  Declaration  are
                         --------
inserted for convenience of reference only and do not affect the interpretation of this Declaration or any provision hereof.

         Section 13.5.   Successors  and  Assigns.  Whenever in this Declaration
                         ------------------------
any of the parties hereto is named or referred to, the successors and assigns of such party shall be deemed to be included, and all covenants and agreements in this Declaration by the Sponsor and the Trustees shall bind and inure to the benefit of their respective successors and assigns, whether or not so expressed.

         Section  13.6.  Partial  Enforceability.   If  any  provision  of  this
                         -----------------------
Declaration, or the application of such provision to any Person or circumstance, shall be held invalid, the remainder of this Declaration, or the application of such provision to persons or circumstances other than those to which it is held invalid, shall not be affected thereby.

         Section 13.7.   Counterparts.  This  Declaration  may contain more than
                         ------------
one counterpart of the signature page and this Declaration may be executed by the affixing of the signature of each of the Trustees and Administrators to any of such counterpart signature pages. All of such counterpart signature pages shall be read as though one, and they shall have the same force and effect as though all of the signers had signed a single signature page.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, the undersigned have caused these presents to be executed as of the day and year first above written.

                            WILMINGTON TRUST COMPANY,
                            as Delaware Trustee


                            By: /s/   Christopher J. Monigle
                               -------------------------------------------------
                               Name:  Christopher J. Monigle
                               Title: Assistant Vice President


                            WILMINGTON TRUST COMPANY,
                            as Institutional Trustee


                            By: /s/   Christopher J. Monigle
                               -------------------------------------------------
                               Name:  Christopher J. Monigle
                               Title: Assistant Vice President


                            FIRST BANKS, INC., as Sponsor


                            By: /s/   Allen H. Blake
                               -------------------------------------------------
                               Name:  Allen H. Blake
                               Title: President and Chief Executive Officer

                            ADMINISTRATORS OF FIRST BANK STATUTORY TRUST III


                            By: /s/   Terrance M. McCarthy
                               -------------------------------------------------
                               Administrator


                            By: /s/   Peter D. Wimmer
                               -------------------------------------------------
                               Administrator


                            By: /s/   Lisa K. Vansickle
                               -------------------------------------------------
                               Administrator

                                     ANNEX I

                               TERMS OF SECURITIES

            Pursuant to Section 6.1 of the Amended and Restated Declaration of Trust, dated as of November 23, 2004 (as amended from time to time, the "Declaration"), the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities and the Common Securities are set out below (each capitalized term used but not defined herein has the meaning set forth in the Declaration):

       1.       Designation and Number.
                ----------------------

                (a) 40,000 Floating Rate Capital Securities of First Bank Statutory Trust III (the "Trust"), with an aggregate stated liquidation amount with respect to the assets of the Trust of forty million dollars ($40,000,000.00) and a stated liquidation amount with respect to the assets of the Trust of $1,000.00 per Capital Security, are hereby designated for the purposes  of  identification  only  as the  "Capital  Securities".  The  Capital
                                             -------------------
Security Certificates evidencing the Capital Securities shall be substantially in the form of Exhibit A-1 to the Declaration, with such changes and additions thereto or deletions therefrom as may be required by ordinary usage, custom or practice.

                (b) 1,238 Floating Rate Common Securities of the Trust (the "Common Securities") will be evidenced by Common Security Certificates
 -------------------
substantially in the form of Exhibit A-2 to the Declaration, with such changes and additions thereto or deletions therefrom as may be required by ordinary usage, custom or practice.

       2.       Distributions.
                -------------

                (a) Distributions will be payable on each Security for the Distribution Period beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in March 2005 at a rate per annum of 4.54% and shall bear interest for each successive Distribution Period beginning on (and including) the Distribution Payment Date in March 2005, and each succeeding Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date at a rate per annum equal to the 3-Month LIBOR, determined as described below, plus 2.18% (the "Coupon Rate"),
                                                                  -----------
applied to the stated liquidation amount thereof, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the applicable Distribution Rate (to the extent permitted by law). Distributions, as used herein, include cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. The amount of the Distribution payable for any Distribution Period will be calculated by applying the Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360. All percentages resulting from any calculations on the Capital Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

                (b) Distributions on the Securities will be cumulative, will accrue from the date of original issuance, and will be payable, subject to extension of distribution payment periods as described herein, quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, or if such day is not a Business Day, then the next succeeding Business Day (each a

"Distribution  Payment Date"),  commencing on the  Distribution  Payment Date in
 --------------------------
March 2005 when, as and if available for payment. The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures, so long as no Extension Event of Default has occurred and is continuing, by deferring the payment of interest on the Debentures for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to
                               -----------------
time, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension
                                           --------------------
Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may extend beyond the
           --------   -------
Maturity  Date and provided  further,  however,  that during any such  Extension
                   --------  -------   -------
Period, the Debenture Issuer and its Affiliates shall not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Debenture Issuer's or its Affiliates' capital stock (other than payments of dividends or distributions to the Debenture Issuer) or make any guarantee payments with respect to the foregoing, or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Debenture Issuer or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (i) and (ii) above, (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Debenture Issuer in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Debenture Issuer (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (b) as a result of any exchange or conversion of any class or series of the Debenture Issuer's capital stock (or any capital stock of a subsidiary of the Debenture Issuer) for any class or series of the Debenture Issuer's capital stock or of any class or series of the Debenture Issuer's indebtedness for any class or series of the Debenture Issuer's capital stock, (c) the purchase of fractional interests in shares of the Debenture Issuer's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or
(f) payments under the Capital Securities Guarantee). Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

                (c) Distributions on the Securities will be payable to the Holders thereof as they appear on the books and records of the Trust on the relevant record dates. The relevant record dates shall be five days before the relevant Distribution Payment Date. Distributions payable on any Securities that are not punctually paid on any Distribution Payment Date, as a result of the Debenture Issuer having failed to make a payment under the Debentures, as the case may be, when due (taking into account any Extension Period), will cease to be payable to the Person in whose name such Securities are registered on the relevant record date, and such defaulted Distribution will instead be payable to the Person in whose name such Securities are registered on the special record date or other specified date determined in accordance with the Indenture.

                (d) In the event that there is any money or other property held by or for the Trust that is not accounted for hereunder, such property shall be distributed Pro Rata (as defined herein) among the Holders of the Securities.

        3. Liquidation Distribution Upon Dissolution. In the event of the voluntary or involuntary liquidation, dissolution, winding-up or termination of the Trust (each a "Liquidation") other than in connection with a redemption of
                    -----------
the Debentures, the Holders of the Securities will be entitled to receive out of the assets of the Trust available for distribution to Holders of the Securities, after satisfaction of liabilities to creditors of the Trust (to the extent not satisfied by the Debenture Issuer), distributions equal to the aggregate of the stated liquidation amount of $1,000.00 per Security plus accrued and unpaid Distributions thereon to the date of payment (such amount being the "Liquidation
                                                                     -----------
Distribution"), unless in connection with such Liquidation, the Debentures in an
------------
aggregate stated principal amount equal to the aggregate stated liquidation amount of such Securities, with an interest rate equal to the Distribution Rate of, and bearing accrued and unpaid interest in an amount equal to the accrued and unpaid Distributions on, and having the same record date as, such Securities, after paying or making reasonable provision to pay all claims and obligations of the Trust in accordance with the Statutory Trust Act, shall be distributed on a Pro Rata basis to the Holders of the Securities in exchange for such Securities.

         The Sponsor, as the Holder of all of the Common Securities, has the right at any time to dissolve the Trust (including, without limitation, upon the occurrence of a Special Event), subject to the receipt by the Debenture Issuer of prior approval from the Board of Governors of the Federal Reserve System, or its designated district bank, as applicable, and any successor federal agency that is primarily responsible for regulating the activities of the Sponsor (the "Federal Reserve"), if the Sponsor is a bank holding company, or from the Office
 ---------------
of Thrift Supervision and any successor federal agency that is primarily responsible for regulating the activities of Sponsor, (the "OTS") if the Sponsor
                                                            ---
is a savings and loan holding company, in either case if then required under applicable capital guidelines or policies of the Federal Reserve or OTS, as applicable, and, after satisfaction of liabilities to creditors of the Trust, cause the Debentures to be distributed to the Holders of the Securities on a Pro Rata basis in accordance with the aggregate stated liquidation amount thereof.

         If a Liquidation of the Trust occurs as described in  clause (i), (ii),
(iii) or (v) in Section 7.1(a) of the Declaration, the Trust shall be liquidated by the Institutional Trustee as expeditiously as it determines to be possible by distributing, after satisfaction of liabilities to creditors of the Trust, to the Holders of the Securities, the Debentures on a Pro Rata basis to the extent not satisfied by the Debenture Issuer, unless such distribution is determined by the Institutional Trustee not to be practical, in which event such Holders will be entitled to receive out of the assets of the Trust available for distribution to the Holders, after satisfaction of liabilities of creditors of the Trust to the extent not satisfied by the Debenture Issuer, an amount equal to the

Liquidation  Distribution.  An early Liquidation of the Trust pursuant to clause
(iv) of Section 7.1(a) of the Declaration shall occur if the Institutional Trustee determines that such Liquidation is possible by distributing, after satisfaction of liabilities to creditors of the Trust, to the Holders of the Securities on a Pro Rata basis, the Debentures, and such distribution occurs.

            If, upon any such Liquidation the Liquidation Distribution can be paid only in part because the Trust has insufficient assets available to pay in full the aggregate Liquidation Distribution, then the amounts payable directly by the Trust on such Capital Securities shall be paid to the Holders of the Trust Securities on a Pro Rata basis, except that if an Event of Default has occurred and is continuing, the Capital Securities shall have a preference over the Common Securities with regard to such distributions.

            After the date for any distribution of the Debentures upon dissolution of the Trust (i) the Securities of the Trust will be deemed to be no longer outstanding, (ii) upon surrender of a Holder's Securities certificate, such Holder of the Securities will receive a certificate representing the Debentures to be delivered upon such distribution, (iii) any certificates representing the Securities still outstanding will be deemed to represent undivided beneficial interests in such of the Debentures as have an aggregate principal amount equal to the aggregate stated liquidation amount with an interest rate identical to the Distribution Rate of, and bearing accrued and unpaid interest equal to accrued and unpaid distributions on, the Securities until such certificates are presented to the Debenture Issuer or its agent for transfer or reissuance (and until such certificates are so surrendered, no payments of interest or principal shall be made to Holders of Securities in respect of any payments due and payable under the Debentures; provided, however
                                                               --------  -------
that such failure to pay shall not be deemed to be an Event of Default and shall not entitle the Holder to the benefits of the Guarantee), and (iv) all rights of Holders of Securities under the Declaration shall cease, except the right of such Holders to receive Debentures upon surrender of certificates representing such Securities.

            4.   Redemption and Distribution.
                 ---------------------------

                (a) The Debentures will mature on December 15, 2034. The Debentures may be redeemed by the Debenture Issuer, in whole or in part, at any Distribution Payment Date on or after the Distribution Payment Date in December 2009, at the Redemption Price. In addition, the Debentures may be redeemed by the Debenture Issuer at the Special Redemption Price, in whole but not in part, at any Distribution Payment Date, upon the occurrence and continuation of a Special Event within 120 days following the occurrence of such Special Event at the Special Redemption Price, upon not less than 30 nor more than 60 days' notice to holders of such Debentures so long as such Special Event is continuing. In each case, the right of the Debenture Issuer to redeem the Debentures is subject to the Debenture Issuer having received prior approval from the Federal Reserve (if the Debenture Issuer is a bank holding company) or prior approval from the OTS (if the Debenture Issuer is a savings and loan holding company), in each case if then required under applicable capital guidelines or policies of the applicable federal agency.

            "3-Month LIBOR" means the London interbank offered interest rate for
             -------------
three-month, U.S. dollar deposits determined by the Debenture Trustee in the following order of priority:

                     (1) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date (as defined below). "Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits;

                     (2) if such rate cannoy be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination
            Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations;

                     (3) if fewer than two such quotations are provided as requested in clause (2) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and

                     (4) if fewer than two such quotations are provided as requested in clause (3) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period.

         If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         "Capital Treatment Event" means the receipt by the Debenture Issuer and
          -----------------------
the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of the occurrence of any amendment to, or change (including any announced prospective change) in, the laws, rules or regulations of the United States or any political subdivision thereof or therein, or as the result of any official or administrative pronouncement or action or decision interpreting or applying such laws, rules or regulations, which amendment or change is effective or which pronouncement, action or decision is announced on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that the Sponsor will not, within 90 days of the date of such opinion, be entitled to treat an amount equal to the aggregate liquidation amount of the Capital Securities as "Tier 1 Capital" (or its then equivalent) for purposes of the capital adequacy guidelines of the Federal Reserve, as then in effect and applicable to the Sponsor (or if the Sponsor is not a bank holding company, such guidelines applied to the Sponsor as if the Sponsor were subject to such guidelines); provided, however, that the inability of the Sponsor to
                       --------   -------
treat all or any portion of the liquidation amount of the Capital Securities as Tier l Capital shall not constitute the basis for a Capital Treatment Event, if such inability results from the Sponsor having cumulative preferred stock, minority interests in consolidated subsidiaries, or any other class of security or interest which the Federal Reserve or OTS, as applicable, may now or hereafter accord Tier 1 Capital treatment in excess of the amount which may now or hereafter qualify for treatment as Tier 1 Capital under applicable capital adequacy guidelines; provided further, however, that the distribution of
                       --------  -------   -------
Debentures in connection with the Liquidation of the Trust shall not in and of itself constitute a Capital Treatment Event unless such Liquidation shall have occurred in connection with a Tax Event or an Investment Company Event.

         "Determination  Date"  means the date that is two London  Banking  Days
          -------------------
(i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the particular Distribution Period for which a Coupon Rate is being determined.

         "Investment  Company  Event" means the receipt by the Debenture  Issuer
          --------------------------
and the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of the occurrence of a change in law or regulation or written change (including any announced prospective change) in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that the Trust is or, within 90 days of the date of such opinion, will be considered an Investment Company that is required to be registered under the Investment Company Act which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the issuance of the Debentures.

         "Maturity Date" means December 15, 2034.
          -------------

         "Redemption  Date"  shall  mean the date  fixed for the  redemption  of
          ----------------
Capital Securities, which shall be any Distribution Payment Date on or after the Distribution Payment Date in December 2009.

         "Redemption Price" means 100% of the principal amount of the Debentures
          ----------------
being redeemed, plus accrued and unpaid Interest on such Debentures to the Redemption Date.

         "Special  Event" means a Tax Event,  an  Investment  Company Event or a
          --------------
Capital Treatment Event.

         "Special  Redemption  Date"  means a date  on  which  a  Special  Event
          -------------------------
redemption occurs, which shall be a Distribution Payment Date.

         "Special  Redemption  Price" means the price set forth in the following
          --------------------------
table for any Special Redemption Date that occurs on the date indicated below (or if such day is not a Business Day, then the next succeeding Business Day), expressed as the percentage of the principal amount of the Debentures being redeemed:

----------------------------------------- --------------------------------------
         Month in which Special                 Special Redemption Price
         ----------------------                 ------------------------
         Redemption Date Occurs
         ----------------------
----------------------------------------- --------------------------------------
               March 2005                                104.625%
----------------------------------------- --------------------------------------
               June 2005                                 104.300%
----------------------------------------- --------------------------------------
             September 2005                              104.000%
----------------------------------------- --------------------------------------
             December 2005                               103.650%
----------------------------------------- --------------------------------------
               March 2006                                103.350%
----------------------------------------- --------------------------------------
               June 2006                                 103.000%
----------------------------------------- --------------------------------------
             September 2006                              102.700%
----------------------------------------- --------------------------------------
             December 2006                               102.350%
----------------------------------------- --------------------------------------
               March 2007                                102.050%
----------------------------------------- --------------------------------------
               June 2007                                 101.700%
----------------------------------------- --------------------------------------
             September 2007                              101.400%
----------------------------------------- --------------------------------------

----------------------------------------- --------------------------------------
             December 2007                               101.050%
----------------------------------------- --------------------------------------
               March 2008                                100.750%
----------------------------------------- --------------------------------------
               June 2008                                 100.450%
----------------------------------------- --------------------------------------
             September 2008                              100.200%
----------------------------------------- --------------------------------------
      December 2008 and thereafter                       100.000%
----------------------------------------- --------------------------------------


         plus, in each case, accrued and unpaid Interest on such Debentures to the Special Redemption Date.

         "Tax Event" means the receipt by the Debenture  Issuer and the Trust of
          ---------
an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to or change (including any announced prospective change) in the laws or any regulations thereunder of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement (including any private letter ruling, technical advice memorandum, field service advice, regulatory procedure, notice or announcement including any notice or announcement of intent to adopt such procedures or regulations) (an "Administrative Action") or judicial decision
                                  ----------------------
interpreting or applying such laws or regulations, regardless of whether such Administrative Action or judicial decision is issued to or in connection with a proceeding involving the Debenture Issuer or the Trust and whether or not subject to review or appeal, which amendment, clarification, change, Administrative Action or decision is enacted, promulgated or announced, in each case on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that: (i) the Trust is, or will be within 90 days of the date of such opinion, subject to United States federal income tax with respect to income received or accrued on the Debentures; (ii) interest payable by the Debenture Issuer on the Debentures is not, or within 90 days of the date of such opinion, will not be, deductible by the Debenture Issuer, in whole or in part, for United States federal income tax purposes; or (iii) the Trust is, or will be within 90 days of the date of such opinion, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

                (b) Upon the repayment in full at maturity or redemption in whole or in part of the Debentures (other than following the distribution of the Debentures to the Holders of the Securities), the proceeds from such repayment or payment shall concurrently be applied to redeem Pro Rata at the applicable Redemption Price or Special Redemption Price, as applicable, Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Debentures so repaid or redeemed; provided, however, that holders of such
                                     --------   -------
Securities shall be given not less than 30 nor more than 60 days' notice of such redemption (other than at the scheduled maturity of the Debentures).

                (c) If fewer than all the outstanding Securities are to be so redeemed, the Common Securities and the Capital Securities will be redeemed Pro Rata and the Capital Securities to be redeemed will be redeemed Pro Rata from each Holder of Capital Securities.

                (d) The Trust may not redeem fewer than all the outstanding Capital Securities unless all accrued and unpaid Distributions have been paid on all Capital Securities for all quarterly Distribution periods terminating on or before the date of redemption.

                (e)      Redemption or Distribution Procedures.
                         -------------------------------------

                        (i) Notice of any redemption of, or notice of distribution of the Debentures in exchange for, the Securities (a "Redemption/Distribution Notice") will be given by the Trust by mail to
          ------------------------------
         each Holder of Securities to be redeemed or exchanged not fewer than 30 nor more than 60 days before the date fixed for redemption or exchange thereof which, in the case of a redemption, will be the date fixed for redemption of the Debentures. For purposes of the calculation of the date of redemption or exchange and the dates on which notices are given pursuant to this paragraph 4(e)(i), a Redemption/Distribution Notice shall be deemed to be given on the day such notice is first mailed by first-class mail, postage prepaid, to Holders of such Securities. Each Redemption/Distribution Notice shall be addressed to the Holders of such Securities at the address of each such Holder appearing on the books and records of the Trust. No defect in the Redemption/Distribution Notice or in the mailing thereof with respect to any Holder shall affect the validity of the redemption or exchange proceedings with respect to any other Holder.

                        (ii) If the Securities are to be redeemed and the Trust gives a Redemption/Distribution Notice, which notice may only be issued if the Debentures are redeemed as set out in this paragraph 4 (which notice will be irrevocable), then, provided that the Institutional
                                                --------
         Trustee has a sufficient amount of cash in connection with the related redemption or maturity of the Debentures, the Institutional Trustee will pay the relevant Redemption Price or Special Redemption Price, as applicable, to the Holders of such Securities by check mailed to the address of each such Holder appearing on the books and records of the Trust on the Redemption Date. If a Redemption/Distribution Notice shall have been given and funds deposited as required then immediately prior to the close of business on the date of such deposit Distributions will cease to accrue on the Securities so called for redemption and all rights of Holders of such Securities so called for redemption will cease, except the right of the Holders of such Securities to receive the applicable Redemption Price or Special Redemption Price specified in paragraph 4(a), but without interest on such Redemption Price or Special Redemption Price. If payment of the Redemption Price or Special Redemption Price in respect of any Securities is improperly withheld or refused and not paid either by the Trust or by the Debenture Issuer as guarantor pursuant to the Guarantee, Distributions on such Securities will continue to accrue at the Distribution Rate from the original Redemption Date to the actual date of payment, in which case the actual payment date will be considered the date fixed for redemption for purposes of calculating the Redemption Price or Special Redemption Price. In the event of any redemption of the Capital Securities issued by the Trust in part, the Trust shall not be required to (i) issue, register the transfer of or exchange any Security during a period beginning at the opening of business five days before any selection for redemption of the Capital Securities and ending at the close of business on the earliest date on which the relevant notice of redemption is deemed to have been given to all Holders of the Capital Securities to be so redeemed or (ii) register the transfer of or exchange any Capital Securities so selected for redemption, in whole or in part, except for the unredeemed portion of any Capital Securities being redeemed in part.

                        (iii) Redemption/Distribution Notices shall be sent by the Administrators on behalf of the Trust to (A) in respect of the Capital Securities, the Holders thereof and (B) in respect of the Common Securities, the Holder thereof.

                        (iv) Subject to the foregoing and applicable law (including, without limitation, United States federal securities laws), and provided that the acquiror is not the Holder of the Common Securities or the obligor under the Indenture, the Sponsor or any of its subsidiaries may at any time and from time to time purchase outstanding Capital Securities by tender, in the open market or by private agreement.

         5.      Voting Rights - Capital Securities.
                 ----------------------------------

                (a) Except as provided under paragraphs 5(b) and 7 and as otherwise required by law and the Declaration, the Holders of the Capital Securities will have no voting rights. The Administrators are required to call a meeting of the Holders of the Capital Securities if directed to do so by Holders of at least 10% in liquidation amount of the Capital Securities.

                (b) Subject to the requirements of obtaining a tax opinion by the Institutional Trustee in certain circumstances set forth in the last sentence of this paragraph, the Holders of a Majority in liquidation amount of the Capital Securities, voting separately as a class, have the right to direct the time, method, and place of conducting any proceeding for any remedy available to the Institutional Trustee, or exercising any trust or power conferred upon the Institutional Trustee under the Declaration, including the right to direct the Institutional Trustee, as holder of the Debentures, to (i) exercise the remedies available under the Indenture as the holder of the Debentures, (ii) waive any past default that is waivable under the Indenture,
(iii) exercise any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable or (iv) consent on behalf of all the Holders of the Capital Securities to any amendment, modification or termination of the Indenture or the Debentures where such consent shall be required; provided, however, that, where a consent or action under the Indenture would
--------   -------
require the consent or act of the holders of greater than a simple majority in aggregate principal amount of Debentures (a "Super Majority") affected thereby,
                                              --------------
the Institutional Trustee may only give such consent or take such action at the written direction of the Holders of at least the proportion in liquidation amount of the Capital Securities outstanding which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding. If the Institutional Trustee fails to enforce its rights under the Debentures after the Holders of a Majority in liquidation amount of such Capital Securities have so directed the Institutional Trustee, to the fullest extent permitted by law, a Holder of the Capital Securities may institute a legal proceeding directly against the Debenture Issuer to enforce the Institutional Trustee's rights under the Debentures without first instituting any legal proceeding against the Institutional Trustee or any other person or entity. Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Debenture Issuer to pay interest or principal on the Debentures on the date the interest or principal is payable (or in the case of redemption, the Redemption Date or the Special Redemption Date, as applicable), then a Holder of record of the Capital Securities may directly institute a proceeding for enforcement of payment, on or after the respective due dates specified in the Debentures, to such Holder directly of the principal of or interest on the Debentures having an aggregate principal amount equal to the aggregate liquidation amount of the Capital Securities of such Holder. The Institutional Trustee shall notify all Holders of the Capital Securities of any default actually known to the Institutional Trustee with respect to the Debentures unless (x) such default has been cured prior to the giving of such notice or (y) the Institutional Trustee determines in good faith that the withholding of such notice is in the interest of the Holders of such Capital
Securities, except where the default relates to the payment of principal of or interest on any of the Debentures. Such notice shall state that such Indenture Event of Default also constitutes an Event of Default hereunder. Except with respect to directing the time, method and place of conducting a proceeding for a remedy, the Institutional Trustee shall not take any of the actions described in clauses (i), (ii) or (iii) above unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that, as a result of such action, the Trust will not be classified as other than a grantor trust for United States federal income tax purposes.

         In the event the consent of the Institutional Trustee, as the holder of the Debentures, is required under the Indenture with respect to any amendment, modification or termination of the Indenture, the Institutional Trustee shall request the direction of the Holders of the Securities with respect to such amendment, modification or termination and shall vote with respect to such amendment, modification or termination as directed by a Majority in liquidation amount of the Securities voting together as a single class; provided, however,
                                                             --------   -------
that where a consent under the Indenture would require the consent of a Super-Majority, the Institutional Trustee may only give such consent at the direction of the Holders of at least the proportion in liquidation amount of the Securities outstanding which the relevant Super-Majority represents of the aggregate principal amount of the Debentures outstanding. The Institutional Trustee shall not take any such action in accordance with the directions of the Holders of the Securities unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that, as a result of such action, the Trust will not be classified as other than a grantor trust for United States federal income tax purposes.

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

         6.      Voting Rights - Common Securities.
                 ---------------------------------

                 (a) Except as provided under paragraphs 6(b), 6(c) and 7 and as otherwise required by law and the Declaration, the Common Securities will have no voting rights.

                 (b) The Holders of the Common Securities are entitled, in accordance with Article IV of the Declaration, to vote to appoint, remove or replace any Administrators.

                 (c) Subject to Section 6.9 of the Declaration and only after each Event of Default (if any) with respect to the Capital Securities has been cured, waived, or otherwise eliminated and subject to the requirements of the second to last sentence of this paragraph, the Holders of a Majority in liquidation amount of the Common Securities, voting separately as a class, may direct the time, method, and place of conducting any proceeding for any remedy available to the Institutional Trustee, or exercising any trust or power conferred upon the Institutional Trustee under the Declaration, including (i) directing the time, method, place of conducting any proceeding for any remedy available to the Debenture Trustee, or exercising any trust or power conferred on the Debenture Trustee with respect to the Debentures, (ii) waiving any past default and its consequences that is waivable under the Indenture, or (iii) exercising any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable; provided, however, that, where a
                                             --------   -------
consent or action under the Indenture would require a Super Majority, the Institutional Trustee may only give such consent or take such action at the written direction of the Holders of at least the proportion in liquidation amount of the Common Securities which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding. Notwithstanding this paragraph 6(c), the Institutional Trustee shall not revoke any action previously authorized or approved by a vote or consent of the Holders of the Capital Securities. Other than with respect to directing the time, method and place of conducting any proceeding for any remedy available to the Institutional Trustee or the Debenture Trustee as set forth above, the Institutional Trustee shall not take any action described in (i), (ii) or (iii) above, unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that for the purposes of United States federal income tax the Trust will not be classified as other than a grantor trust on account of such action. If the Institutional Trustee fails to enforce its rights, to the fullest extent permitted by law, under the Declaration, any Holder of the Common Securities may institute a legal proceeding directly against any Person to enforce the Institutional Trustee's rights under the Declaration, without first instituting a legal proceeding against the Institutional Trustee or any other Person.

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

         7.      Amendments to Declaration and Indenture.
                 ---------------------------------------

                 (a) In addition to any requirements under Section 11.1 of the Declaration, if any proposed amendment to the Declaration provides for, or the Trustees, Sponsor or Administrators otherwise propose to effect, (i) any action that would adversely affect the powers, preferences or special rights of the Securities, whether by way of amendment to the Declaration or otherwise, or
(ii) the Liquidation of the Trust, other than as described in Section 7.1 of the Declaration, then the Holders of outstanding Securities, voting together as a single class, will be entitled to vote on such amendment or proposal and such amendment or proposal shall not be effective except with the approval of the Holders of at least a Majority in liquidation amount of the Securities, affected thereby; provided, however, if any amendment or proposal referred to in clause
          --------   -------
(i) above would adversely affect only the Capital Securities or only the Common Securities, then only the affected class will be entitled to vote on such amendment or proposal and such amendment or proposal shall not be effective except with the approval of a Majority in liquidation amount of such class of Securities.

                 (b) In the event the consent of the Institutional Trustee as the holder of the Debentures is required under the Indenture with respect to any amendment, modification or termination of the Indenture or the Debentures, the Institutional Trustee shall request the written direction of the Holders of the Securities with respect to such amendment, modification or termination and shall vote with respect to such amendment, modification, or termination as directed by a Majority in liquidation amount of the Securities voting together as a single class; provided, however, that where a consent under the Indenture
                    --------   -------
would require a Super Majority, the Institutional Trustee may only give such consent at the direction of the Holders of at least the proportion in liquidation amount of the Securities which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding.

                 (c) Notwithstanding the foregoing, no amendment or modification may be made to the Declaration if such amendment or modification would (i) cause the Trust to be classified for purposes of United States federal income taxation as other than a grantor trust, (ii) reduce or otherwise adversely affect the powers of the Institutional Trustee or (iii) cause the Trust to be deemed an Investment Company which is required to be registered under the Investment Company Act.

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

         8.      Pro Rata. A reference in these terms of the  Securities  to any
                 --------
payment,  distribution  or  treatment as being "Pro Rata" shall mean pro rata to
                                                --------
each Holder of the Securities according to the aggregate liquidation amount of the Securities held by the relevant Holder in relation to the aggregate liquidation amount of all Securities then outstanding unless, in relation to a payment, an Event of Default has occurred and is continuing, in which case any funds available to make such payment shall be paid first to each Holder of the Capital Securities Pro Rata according to the aggregate liquidation amount of the Capital Securities held by the relevant Holder relative to the aggregate liquidation amount of all Capital Securities outstanding, and only after satisfaction of all amounts owed to the Holders of the Capital Securities, to each Holder of the Common Securities Pro Rata according to the aggregate liquidation amount of the Common Securities held by the relevant Holder relative to the aggregate liquidation amount of all Common Securities outstanding.

         9.      Ranking.  The  Capital  Securities  rank  pari  passu  with and
                 -------
payment thereon shall be made Pro Rata with the Common Securities except that, where an Event of Default has occurred and is continuing, the rights of Holders of the Common Securities to receive payment of Distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of the Holders of the Capital Securities with the result that no payment of any Distribution on, or Redemption Price (or Special Redemption Price) of, any Common Security, and no other payment on account of redemption, liquidation or other acquisition of Common Securities, shall be made unless payment in full in cash of all accumulated and unpaid Distributions on all outstanding Capital Securities for all distribution periods terminating on or prior thereto, or in the case of payment of the Redemption Price (or Special Redemption Price) the full amount of such Redemption Price (or Special Redemption Price) on all outstanding Capital Securities then called for redemption, shall have been made or provided for, and all funds immediately available to the Institutional Trustee shall first be applied to the payment in full in cash of all Distributions on, or the Redemption Price (or Special Redemption Price) of, the Capital Securities then due and payable.

         10.     Acceptance of Guarantee and Indenture.  Each   Holder   of  the
                 -------------------------------------
Capital  Securities  and  the  Common  Securities,  by the  acceptance  of  such
Securities, agrees to the provisions of the Guarantee, including the subordination provisions therein and to the provisions of the Indenture.

         11.     No Preemptive  Rights. The Holders of the Securities shall have
                 ---------------------
no preemptive or similar rights to subscribe for any additional securities.

         12.     Miscellaneous.  These   terms  constitute    a   part  of   the
                 -------------
Declaration. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to a Holder without charge on written request to the Sponsor at its principal place of business.

                                   EXHIBIT A-1

                      FORM OF CAPITAL SECURITY CERTIFICATE

                           [FORM OF FACE OF SECURITY]

         THIS CAPITAL SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE DECLARATION HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF THE DEPOSITORY TRUST COMPANY ("DTC") OR A NOMINEE OF DTC. THIS CAPITAL SECURITY IS EXCHANGEABLE FOR CAPITAL SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN DTC OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE DECLARATION, AND NO TRANSFER OF THIS CAPITAL SECURITY (OTHER THAN A TRANSFER OF THIS CAPITAL SECURITY AS A WHOLE BY DTC TO A NOMINEE OF DTC OR BY A NOMINEE OF DTC TO DTC OR ANOTHER NOMINEE OF DTC) MAY BE REGISTERED EXCEPT IN LIMITED CIRCUMSTANCES.

         UNLESS  THIS   CAPITAL   SECURITY  IS   PRESENTED   BY  AN   AUTHORIZED
REPRESENTATIVE OF DTC TO FIRST BANK STATUTORY TRUST III OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CAPITAL SECURITY ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE SPONSOR OR THE TRUST, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER
THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS CAPITAL SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE SPONSOR'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE SPONSOR OR THE TRUST. HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000.00 (100 SECURITIES) AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF SECURITIES IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         IN  CONNECTION  WITH ANY  TRANSFER,  THE  HOLDER  WILL  DELIVER  TO THE
REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE DECLARATION TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

      Certificate Number P-1                    40,000 Capital Securities
      CUSIP NO. [_______]

                                November 23, 2004

             Certificate Evidencing Floating Rate Capital Securities

                                       of

                         First Bank Statutory Trust III

               (liquidation amount $1,000.00 per Capital Security)

         First Bank Statutory Trust III, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that Cede & Co. (the "Holder") is the registered owner of capital securities of the Trust representing undivided beneficial interests in the assets of the Trust, (liquidation amount $1,000.00 per capital security) (the "Capital Securities"). Subject to the Declaration (as defined below), the Capital Securities are transferable on the books and records of the Trust in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer. The Capital Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust dated as of November 23, 2004, among Peter D. Wimmer, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Capital Securities as set forth in Annex I to such amended and restated declaration as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

         Upon receipt of this Security, the Holder is bound by the Declaration and is entitled to the benefits thereunder.

         By acceptance of this Security, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Capital Securities as evidence of beneficial ownership in the Debentures.

         This Capital Security is governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

                       Signatures appear on following page

         IN WITNESS WHEREOF, the Trust has duly executed this certificate.

                                    FIRST BANK STATUTORY TRUST III



                                    By:
                                       -----------------------------------------
                                       Name:
                                       Title: Administrator


                          CERTIFICATE OF AUTHENTICATION
                          -----------------------------

         This   is  one  of  the   Capital   Securities   referred   to  in  the
within-mentioned Declaration.


                                    WILMINGTON TRUST COMPANY,
                                    as the Institutional Trustee


                                    By:
                                      ------------------------------------------
                                                   Authorized Officer

                      [FORM OF REVERSE OF CAPITAL SECURITY]

         Distributions payable on each Capital Security will be payable at an annual rate equal to 4.54% beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in March 2005 and at an annual rate for each successive period beginning on (and including)  the  Distribution  Payment Date in March 2005,  and each  succeeding
Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.18% (the "Coupon Rate"), applied to the stated liquidation amount of $1,000.00 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the Distribution Rate (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period. The amount of the Distribution payable for any Distribution Period will be calculated by applying the
Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Debenture Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Capital Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         Except as otherwise described below, Distributions on the Capital Securities will be cumulative, will accrue from the date of original issuance and will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year or if any such day is not a Business Day, then the next succeeding Business Day (each such day, a "Distribution Payment Date"), commencing on the Distribution Payment Date in March 2005. The Debenture Issuer has the right under the Indenture to defer payments of interest on the
Debentures, so long as no Extension Event of Default has occurred and is continuing, by extending the interest payment period for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may
                               --------   -------
extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Capital Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         The Capital Securities shall be redeemable as provided in the Declaration.

                                   ASSIGNMENT

         FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security Certificate to:

         -----------------------------------------------------------------

         (Insert assignee's social security or tax identification number)


--------------------------------------------------------------------------

--------------------------------------------------------------------------





         (Insert address and zip code of assignee) and irrevocably appoints

         -------------------------------------------------------------------





         agent to transfer this Capital Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.

         Date:
              ---------------------------------------

         Signature:
                   ----------------------------------

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

                                   EXHIBIT A-2

                       FORM OF COMMON SECURITY CERTIFICATE

         THIS COMMON SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EXEMPTION FROM REGISTRATION.

         THIS CERTIFICATE IS NOT TRANSFERABLE  EXCEPT IN COMPLIANCE WITH SECTION
8.1 OF THE DECLARATION.

        Certificate Number C-1                      1,238 Common Securities

                                November 23, 2004

             Certificate Evidencing Floating Rate Common Securities

                                       of

                         First Bank Statutory Trust III

         First Bank Statutory Trust III, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that First Banks, Inc. (the "Holder") is the registered owner of common securities of the Trust representing undivided beneficial interests in the assets of the Trust (the "Common Securities"). The Common Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Common Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust dated as of November 23, 2004, among Peter D. Wimmer, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interest in the assets of the Trust including the designation of the terms of the Common Securities as set forth in Annex I to such amended and restated declaration, as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

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

         This Common Security is governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

         IN WITNESS WHEREOF, the Trust has duly executed this certificate.

                                 FIRST BANK STATUTORY TRUST III


                                 By:
                                    --------------------------------------------
                                     Name:
                                     Title: Administrator

                      [FORM OF REVERSE OF COMMON SECURITY]

         Distributions payable on each Common Security will be payable at an annual rate equal to 4.54% beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in March 2005 and at an annual rate for each successive period beginning on (and including)  the  Distribution  Payment Date in March 2005,  and each  succeeding
Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.18% (the "Coupon Rate"), applied to the stated liquidation amount of $1,000.00 per Common Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the Distribution Rate (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period. The amount of the Distribution payable for any Distribution Period will be calculated by applying the
Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Debenture Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Common Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         Except as otherwise described below, Distributions on the Common Securities will be cumulative, will accrue from the date of original issuance and will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year or if any such day is not a Business Day, then the next succeeding Business Day (each such day, a "Distribution Payment Date"), commencing on the Distribution Payment Date in March 2005. The Debenture Issuer has the right under the Indenture to defer payments of interest on the
Debentures, so long as no Extension Event of Default has occurred and is continuing, by extending the interest payment period for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may
                               --------   -------
extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Common Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer.

         The  Common   Securities   shall  be  redeemable  as  provided  in  the
Declaration.

                                   ASSIGNMENT

         FOR VALUE RECEIVED, the undersigned assigns and transfers this Common Security Certificate to:

         ------------------------------------------------------------------

         (Insert assignee's social security or tax identification number)

---------------------------------------------------------------------------





         (Insert address and zip code of assignee) and irrevocably appoints

         -------------------------------------------------------------------



                                                                          agent
         -----------------------------------------------------------------

                           to transfer this Common Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.

                           Date:
                                ------------------------------------------------

                           Signature:
                                     -------------------------------------------

                           (Sign exactly as your name appears on the other side of this Common Security Certificate)

                           Signature:
                                     -------------------------------------------

                           (Sign  exactly as your name appears on the other side
                           of   this  Common  Security  Certificate)

         Signature Guarantee2









2 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union, meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                                    EXHIBIT B

                          SPECIMEN OF INITIAL DEBENTURE

                              (See Document No. 17)

                                    EXHIBIT C

                               PLACEMENT AGREEMENT

                              (See Document No. 1)

                                                                    Exhibit 4.37
















                -------------------------------------------------




                               GUARANTEE AGREEMENT

                                 by and between

                                FIRST BANKS, INC.

                                       and

                            WILMINGTON TRUST COMPANY

                          Dated as of November 23, 2004



                -------------------------------------------------

                               GUARANTEE AGREEMENT

         This GUARANTEE AGREEMENT (this "Guarantee"), dated as of November 23, 2004, is executed and delivered by First Banks, Inc., a Missouri corporation (the "Guarantor"), and Wilmington Trust Company, a Delaware banking corporation, as trustee (the "Guarantee Trustee"), for the benefit of the Holders (as defined herein) from time to time of the Capital Securities (as defined herein) of First Bank Statutory Trust III, a Delaware statutory trust (the "Issuer").

         WHEREAS, pursuant to an Amended and Restated Declaration of Trust (the "Declaration"), dated as of the date hereof among Wilmington Trust Company, not in its individual capacity but solely as institutional trustee, the administrators of the Issuer named therein, the Guarantor, as sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Issuer, the Issuer is issuing on the date hereof those undivided beneficial interests, having an aggregate liquidation amount of $40,000,000.00 (the "Capital Securities"); and

         WHEREAS, as incentive for the Holders to purchase the Capital Securities, the Guarantor desires irrevocably and unconditionally to agree, to the extent set forth in this Guarantee, to pay to the Holders of Capital Securities the Guarantee Payments (as defined herein) and to make certain other payments on the terms and conditions set forth herein;

         NOW, THEREFORE, in consideration of the purchase by each Holder of the Capital Securities, which purchase the Guarantor hereby agrees shall benefit the Guarantor, the Guarantor executes and delivers this Guarantee for the benefit of the Holders.

                                   ARTICLE I

                         DEFINITIONS AND INTERPRETATION

         Section  1.1.  Definitions  and  Interpretation.   In  this  Guarantee,
                        --------------------------------
unless the context otherwise requires:

         (a) capitalized terms used in this Guarantee but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

         (b) a term defined anywhere in this Guarantee has the same meaning throughout;

         (c) all references to "the Guarantee" or "this Guarantee" are to this Guarantee as modified, supplemented or amended from time to time;

         (d) all references in this Guarantee to "Articles" or "Sections" are to Articles or Sections of this Guarantee, unless otherwise specified;

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

         "Beneficiaries"  means any  Person to whom the  Issuer is or  hereafter
          -------------
becomes indebted or liable.

         "Capital  Securities" has the meaning set forth in the recitals to this
          -------------------
Guarantee.

         "Common Securities" means the common securities issued by the Issuer to
          -----------------
the Guarantor pursuant to the Declaration.

         "Corporate  Trust Office" means the office of the Guarantee  Trustee at
          -----------------------
which the corporate trust business of the Guarantee Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Guarantee is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attention: Corporate Trust Administration.

         "Covered Person" means any Holder of Capital Securities.
          --------------

         "Debentures" means the debt securities of the Guarantor  designated the
          ----------
Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 held by the Institutional Trustee (as defined in the Declaration) of the Issuer.

         "Declaration  Event of Default"  means an "Event of Default" as defined
          -----------------------------
in the Declaration.

         "Event of Default" has the meaning set forth in Section 2.4(a).
          ----------------

         "Guarantee  Payments"  means the following  payments or  distributions,
          -------------------
without duplication, with respect to the Capital Securities, to the extent not paid or made by the Issuer: (i) any accrued and unpaid Distributions (as defined in the Declaration) which are required to be paid on such Capital Securities to the extent the Issuer shall have funds available therefor, (ii) the Redemption Price to the extent the Issuer has funds available therefor, with respect to any Capital Securities called for redemption by the Issuer, (iii) the Special Redemption Price to the extent the Issuer has funds available therefor, with respect to Capital Securities redeemed upon the occurrence of a Special Event, and (iv) upon a voluntary or involuntary liquidation, dissolution, winding-up or termination of the Issuer (other than in connection with the distribution of Debentures to the Holders of the Capital Securities in exchange therefor as provided in the Declaration), the lesser of (a) the aggregate of the liquidation amount and all accrued and unpaid Distributions on the Capital Securities to the date of payment, to the extent the Issuer shall have funds available therefor, and (b) the amount of assets of the Issuer remaining available for distribution to Holders in liquidation of the Issuer (in either case, the "Liquidation Distribution").

         "Guarantee  Trustee" means Wilmington Trust Company,  until a Successor
          ------------------
Guarantee Trustee has been appointed and has accepted such appointment pursuant to the terms of this Guarantee and thereafter means each such Successor Guarantee Trustee.

         "Guarantor" means  First  Banks,  Inc. and  each of its  successors and
          ---------
assigns.

         "Holder"  means any holder,  as  registered on the books and records of
          ------
the Issuer, of any Capital Securities;  provided,  however, that, in determining
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

         "Indenture" means the Indenture dated as of the date hereof between the
          ---------
Guarantor and Wilmington Trust Company, not in its individual capacity but solely as trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued to the institutional trustee of the Issuer.

         "Issuer"  has the meaning set forth in the  opening  paragraph  to this
          ------
Guarantee.

         "Liquidation  Distribution" has the meaning set forth in the definition
          -------------------------
of "Guarantee Payments" herein.

         "Majority  in  liquidation  amount  of the  Capital  Securities"  means
          --------------------------------------------------------------
Holder(s) of outstanding Capital Securities, voting together as a class, but separately from the holders of Common Securities, of more than 50% of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all Capital Securities then outstanding.

         "Obligations"  means  any  costs,  expenses  or  liabilities  (but  not
          -----------
including liabilities related to taxes) of the Issuer other than obligations of the Issuer to pay to holders of any Trust Securities the amounts due such holders pursuant to the terms of the Trust Securities.

         "Officer's   Certificate"   means,   with  respect  to  any  Person,  a
          -----------------------
certificate signed by one Authorized Officer of such Person. Any Officer's Certificate delivered with respect to compliance with a condition or covenant provided for in this Guarantee shall include:

                (a) a  statement   that  the  officer   signing  the   Officer's
         Certificate has read the covenant or condition and the definitions relating thereto;

                (b) a brief statement of the nature and scope of the examination or investigation undertaken by the officer in rendering the Officer's Certificate;

                (c) a statement that the officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                (d) a statement as to whether, in the opinion of the officer, such condition or covenant has been complied with.

         "Person" means a legal person,  including any individual,  corporation,
          ------
estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

         "Redemption Price" has the meaning set forth in the Indenture.
          ----------------

         "Responsible Officer" means, with respect to the Guarantee Trustee, any
          -------------------
officer within the Corporate Trust Office of the Guarantee Trustee including any Vice President, Assistant Vice President, Secretary, Assistant Secretary or any other officer of the Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Special Event" has the meaning set forth in the Indenture.
          -------------

         "Special Redemption Price" has the meaning set forth in the Indenture.
          ------------------------

         "Successor  Guarantee  Trustee"  means a  successor  Guarantee  Trustee
          -----------------------------
possessing the qualifications to act as Guarantee Trustee under Section 3.1.

         "Trust   Securities"  means  the  Common  Securities  and  the  Capital
          ------------------
Securities.

                                   ARTICLE II

                          POWERS, DUTIES AND RIGHTS OF
                                GUARANTEE TRUSTEE

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

         (c) The Guarantee Trustee, before the occurrence of any Event of Default and after curing all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Guarantee, and no implied covenants shall be read into this Guarantee against the Guarantee Trustee. In case an Event of Default has occurred (that has not been waived pursuant to Section 2.4) and is actually known to a Responsible Officer of the Guarantee Trustee, the Guarantee Trustee shall exercise such of the rights and powers vested in it by this Guarantee, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

         (d) No provision of this Guarantee shall be construed to relieve the Guarantee Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                (i) prior to the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

                       (A) the duties and obligations of the Guarantee Trustee shall be determined solely by the express provisions of this Guarantee, and the Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Guarantee, and no implied covenants or obligations shall be read into this Guarantee against the Guarantee Trustee; and

                       (B) in the absence of bad faith on the part of the Guarantee Trustee, the Guarantee Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Guarantee Trustee and conforming to the requirements of this

                Guarantee; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Guarantee Trustee, the Guarantee Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Guarantee;

                (ii) the Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer of the Guarantee Trustee, unless it shall be proved that such Responsible Officer of the Guarantee Trustee or the Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

                (iii) the Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the written direction of the Holders of not less than a Majority in liquidation amount of the Capital Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee, or relating to the exercise of any trust or power conferred upon the Guarantee Trustee under this Guarantee; and

                (iv) no provision of this Guarantee shall require the Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds is not reasonably assured to it under the terms of this Guarantee or security and indemnity, reasonably satisfactory to the Guarantee Trustee, against such risk or liability is not reasonably assured to it.

         Section 2.2.      Certain Rights of Guarantee Trustee.
                           -----------------------------------

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

                (iv)   The Guarantee Trustee  shall  have  no duty to see to any
          recording,   filing  or   registration   of  any  instrument  (or  any
          re-recording, refiling or re-registration thereof).

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

                (vi) The Guarantee Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Guarantee at the request or direction of any Holder, unless such Holder shall have provided to the Guarantee Trustee such security and indemnity, reasonably satisfactory to the Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses and the expenses of the Guarantee Trustee's agents, nominees or custodians) and liabilities that might be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Guarantee Trustee; provided, however, that nothing
                                               --------   -------
         contained in this Section 2.2(a)(vi) shall relieve the Guarantee Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Guarantee.

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

                (x) Whenever in the administration of this Guarantee the Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Guarantee Trustee (i) may request instructions from the Holders of a Majority in liquidation amount of the Capital Securities,
         (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (iii) shall be protected in conclusively relying on or acting in accordance with such instructions.

                (xi) The Guarantee Trustee shall not be liable for any action taken, suffered, or omitted to be taken by it in good faith, without negligence, and reasonably believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Guarantee.

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

         Section 2.3.  Not  Responsible  for  Recitals or Issuance of Guarantee.
                       --------------------------------------------------------
The recitals contained in this Guarantee shall be taken as the statements of the Guarantor, and the Guarantee Trustee does not assume any responsibility for their correctness. The Guarantee Trustee makes no representation as to the validity or sufficiency of this Guarantee.

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

         Section 2.5.  Events of Default; Notice.
                       -------------------------

         (a) The Guarantee Trustee shall, within 90 days after the occurrence of an Event of Default, transmit by mail, first class postage prepaid, to the Holders of the Capital Securities and the Guarantor, notices of all Events of Default actually known to a Responsible Officer of the Guarantee Trustee, unless such defaults have been cured before the giving of such notice, provided,
                                                                       --------
however,  that the  Guarantee  Trustee  shall be protected in  withholding  such
-------
notice if and so long as a Responsible Officer of the Guarantee Trustee in good faith determines that the withholding of such notice is in the interests of the Holders of the Capital Securities.

         (b) The Guarantee Trustee shall not be deemed to have knowledge of any Event of Default unless the Guarantee Trustee shall have received written notice from the Guarantor or a Holder of the Capital Securities (except in the case of a payment default), or a Responsible Officer of the Guarantee Trustee charged with the administration of this Guarantee shall have obtained actual knowledge thereof.

                                  ARTICLE III

                                GUARANTEE TRUSTEE

         Section 3.1.  Guarantee Trustee; Eligibility.
                       ------------------------------

         (a)    There shall at all times be a Guarantee Trustee which shall:

                (i)    not be an Affiliate of the Guarantor, and

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

         (b) If at any time the Guarantee Trustee shall cease to be eligible to so act under Section 3.1(a), the Guarantee Trustee shall immediately resign in the manner and with the effect set out in Section 3.2(c).

         (c) If the Guarantee Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Guarantee Trustee shall either eliminate such interest or resign to the extent and in the manner provided by, and subject to this Guarantee.

         Section 3.2.  Appointment,   Removal   and  Resignation  of   Guarantee
                       ---------------------------------------------------------
Trustee.
-------

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

                                   ARTICLE IV

                                   GUARANTEE

        Section 4.1.   Guarantee.
                       ---------

         (a) The Guarantor irrevocably and unconditionally agrees to pay in full to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by the Issuer), as and when due, regardless of any defense (except the defense of payment by the Issuer), right of set-off or counterclaim that the Issuer may have or assert. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Issuer to pay such amounts to the Holders.

         (b) The Guarantor hereby also agrees to assume any and all Obligations of the Issuer and in the event any such Obligation is not so assumed, subject to the terms and conditions hereof, the Guarantor hereby irrevocably and unconditionally guarantees to each Beneficiary the full payment, when and as due, of any and all Obligations to such Beneficiaries. This Guarantee is intended to be for the benefit of, and to be enforceable by, all such Beneficiaries, whether or not such Beneficiaries have received notice hereof.

         Section 4.2.  Waiver of Notice and Demand.  The Guarantor hereby waives
                       ---------------------------
notice of acceptance of this Guarantee and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Issuer or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

         Section 4.3.  Obligations  Not Affected.  The  obligations,  covenants,
                       -------------------------
agreements and duties of the Guarantor under this Guarantee shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

         (a) the release or waiver, by operation of law or otherwise, of the performance or observance by the Issuer of any express or implied agreement, covenant, term or condition relating to the Capital Securities to be performed or observed by the Issuer;

         (b) the extension of time for the payment by the Issuer of all or any portion of the Distributions, Redemption Price, Special Redemption Price, Liquidation Distribution or any other sums payable under the terms of the Capital Securities or the extension of time for the performance of any other obligation under, arising out of or in connection with, the Capital Securities (other than an extension of time for payment of Distributions, Redemption Price, Special Redemption Price, Liquidation Distribution or other sum payable that results from the extension of any interest payment period on the Debentures or any extension of the maturity date of the Debentures permitted by the Indenture);

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

         Section 4.4.  Rights of Holders.
                       -----------------

         (a) The Holders of a Majority in liquidation amount of the Capital Securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee in respect of this Guarantee or to direct the exercise of any trust or power conferred upon the Guarantee Trustee under this Guarantee; provided, however, that (subject to
                                           --------   -------
Section 2.1) the Guarantee Trustee shall have the right to decline to follow any such direction if the Guarantee Trustee being advised by counsel determines that the action or proceeding so directed may not lawfully be taken or if the Guarantee Trustee in good faith by its board of directors or trustees, executive committees or a trust committee of directors or trustees and/or Responsible
Officers shall determine that the action or proceedings so directed would involve the Guarantee Trustee in personal liability.

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

         Section 4.5.  Guarantee of Payment.  This Guarantee creates a guarantee
                       --------------------
of payment and not of collection.

         Section 4.6.  Subrogation. The Guarantor shall be subrogated to all (if
                       -----------
any) rights of the Holders of Capital Securities against the Issuer in respect of any amounts paid to such Holders by the Guarantor under this Guarantee; provided, however, that the Guarantor shall not (except to the extent required
--------   -------
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

         Section 4.7.  Independent Obligations.  The Guarantor acknowledges that
                       -----------------------
its obligations hereunder are independent of the obligations of the Issuer with respect to the Capital Securities and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this Guarantee notwithstanding the occurrence of any event referred to in subsections (a) through (g), inclusive, of Section 4.3 hereof.

         Section 4.8.  Enforcement by a Beneficiary.  A Beneficiary  may enforce
                       ----------------------------
the obligations of the Guarantor contained in Section 4.1(b) directly against the Guarantor and the Guarantor waives any right or remedy to require that any action be brought against the Issuer or any other person or entity before proceeding against the Guarantor. The Guarantor shall be subrogated to all rights (if any) of any Beneficiary against the Issuer in respect of any amounts paid to the Beneficiaries by the Guarantor under this Guarantee; provided,
                                                                       --------
however,  that the  Guarantor  shall  not  (except  to the  extent  required  by
-------
mandatory provisions of law) be entitled to enforce or exercise any rights that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee, if at the time of any such payment, and after giving effect to such payment, any amounts are due and unpaid under this Guarantee.

                                   ARTICLE V

                    LIMITATION OF TRANSACTIONS; SUBORDINATION

         Section 5.1.  Limitation  of  Transactions.  So  long  as  any  Capital
                       ----------------------------
Securities remain outstanding, if (a) there shall have occurred and be continuing an Event of Default or a Declaration Event of Default or (b) the Guarantor shall have selected an Extension Period as provided in the Declaration and such period, or any extension thereof, shall have commenced and be continuing, then the Guarantor shall not and shall not permit any Affiliate to
(x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Guarantor's or such Affiliate's capital stock (other than payments of dividends or distributions to the Guarantor) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Guarantor or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (i) repurchases, redemptions or other acquisitions of shares of capital stock of the Guarantor in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Guarantor (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the occurrence of the Event of Default, Declaration Event of Default or Extension Period, as applicable, (ii) as a result of any exchange or conversion of any class or series of the Guarantor's capital stock (or any capital stock of a subsidiary of the Guarantor) for any class or series of the Guarantor's capital stock or of any class or series of the Guarantor's indebtedness for any class or series of the Guarantor's capital stock, (iii) the purchase of fractional interests in shares of the Guarantor's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (iv) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (v) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or (vi) payments under this Guarantee).

         Section 5.2.  Ranking.  This  Guarantee  will  constitute  an unsecured
                       -------
obligation of the Guarantor and will rank subordinate and junior in right of payment to all present and future Senior Indebtedness (as defined in the Indenture) of the Guarantor. By their acceptance thereof, each Holder of Capital Securities agrees to the foregoing provisions of this Guarantee and the other terms set forth herein.

         The right of the Guarantor to participate in any distribution of assets of any of its subsidiaries upon any such subsidiary's liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent the Guarantor may itself be recognized as a creditor of that subsidiary. Accordingly, the Guarantor's obligations under this Guarantee will be effectively subordinated to all existing and future liabilities of the Guarantor's subsidiaries, and claimants should look only to the assets of the Guarantor for payments hereunder. This Guarantee does not limit the incurrence or issuance of other secured or unsecured debt of the Guarantor, including Senior Indebtedness of the Guarantor, under any indenture that the Guarantor may enter into in the future or otherwise.

                                   ARTICLE VI

                                   TERMINATION

         Section 6.1.  Termination.  This  Guarantee  shall  terminate as to the
                       -----------
Capital Securities (i) upon full payment of the Redemption Price or Special Redemption Price of all Capital Securities then outstanding, (ii) upon the distribution of all of the Debentures to the Holders of all of the Capital Securities or (iii) upon full payment of the amounts payable in accordance with the Declaration upon dissolution of the Issuer. This Guarantee will continue to be effective or will be reinstated, as the case may be, if at any time any Holder of Capital Securities must restore payment of any sums paid under the Capital Securities or under this Guarantee.

                                  ARTICLE VII

                                 INDEMNIFICATION

         Section 7.1.  Exculpation.
                       -----------

         (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Guarantor or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith in accordance with this Guarantee and in a manner that such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Guarantee or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

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

         Section 7.2.  Indemnification.
                       ---------------

         (a) The Guarantor agrees to indemnify each Indemnified Person for, and to hold each Indemnified Person harmless against, any and all loss, liability, damage, claim or expense incurred without negligence or willful misconduct  on  the  part  of  the  Indemnified  Person,  arising  out  of or in connection  with  the acceptance  or  administration  of  the  trust  or  trusts hereunder, including, but not limited to, the costs and expenses (including reasonable legal fees and expenses) of the Indemnified Person defending itself against, or investigating, any claim or liability in connection with the exercise or performance of any of the Indemnified Person's powers or duties hereunder. The obligation to indemnify as set forth in this Section 7.2 shall survive the resignation or removal of the Guarantee Trustee and the termination of this Guarantee.

         (b)    Promptly  after  receipt  by  an  Indemnified  Person under this
Section 7.2 of notice of the commencement of any action, such Indemnified Person will, if a claim in respect thereof is to be made against the Guarantor under this Section 7.2, notify the Guarantor in writing of the commencement thereof; but the failure so to notify the Guarantor (i) will not relieve the Guarantor from liability under paragraph (a) above unless and to the extent that the Guarantor did not otherwise learn of such action and such failure results in the forfeiture by the Guarantor of substantial rights and defenses and (ii) will not, in any event, relieve the Guarantor from any obligations to any Indemnified Person other than the indemnification obligation provided in paragraph (a) above. The Guarantor shall be entitled to appoint counsel of the Guarantor's choice at the Guarantor's expense to represent the Indemnified Person in any action for which indemnification is sought (in which case the Guarantor shall not thereafter be responsible for the fees and expenses of any separate counsel retained by the Indemnified Person or Persons except as set forth below); provided, however, that such counsel shall be reasonably
                 --------   -------
satisfactory to the Indemnified Person. Notwithstanding the Guarantor's election to appoint counsel to represent the Guarantor in an action, the Indemnified Person shall have the right to employ separate counsel (including local counsel), and the Guarantor shall bear the reasonable fees, costs and expenses of such separate counsel if (i) the use of counsel chosen by the Guarantor to represent the Indemnified Person would present such counsel with a conflict of interest, (ii) the actual or potential defendants in, or targets of, any such action include both the Indemnified Person and the Guarantor and the Indemnified Person shall have reasonably concluded that there may be legal defenses available to it and/or other Indemnified Person(s) which are different from or additional to those available to the Guarantor,
(iii) the Guarantor shall not have employed counsel satisfactory to the Indemnified Person to represent the Indemnified Person within a reasonable time after notice of the institution of such action or (iv) the Guarantor shall authorize the Indemnified Person to employ separate counsel at the expense of the Guarantor. The Guarantor will not, without the prior written consent of the Indemnified Persons, settle or compromise or consent to the entry of any judgment with respect to any pending or threatened claim, action, suit or proceeding in respect of which indemnification or contribution may be sought hereunder (whether or not the Indemnified Persons are actual or potential parties to such claim or action) unless such settlement, compromise or consent includes an unconditional release of each Indemnified Person from all liability arising out of such claim, action, suit or proceeding.

         Section 7.3.  Compensation;  Reimbursement  of Expenses.  The Guarantor
                       -----------------------------------------
agrees:

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

         For purposes of clarification, this Section 7.3 does not contemplate the payment by the Guarantor of acceptance or annual administration fees owing to the Guarantee Trustee for services to be provided by the Guarantee Trustee under this Guarantee or the fees and expenses of the Guarantee Trustee's counsel in connection with the closing of the transactions contemplated by this Guarantee. The provisions of this Section 7.3 shall survive the resignation or removal of the Guarantee Trustee and the termination of this Guarantee.

                                  ARTICLE VIII

                                  MISCELLANEOUS

         Section 8.1.  Successors  and Assigns.  All  guarantees  and agreements
                       -----------------------
contained in this Guarantee shall bind the successors, assigns, receivers, trustees and representatives of the Guarantor and shall inure to the benefit of the Holders of the Capital Securities then outstanding. Except in connection with any merger or consolidation of the Guarantor with or into another entity or any sale, transfer or lease of the Guarantor's assets to another entity, in each case, to the extent permitted under the Indenture, the Guarantor may not assign its rights or delegate its obligations under this Guarantee without the prior approval of the Holders of at least a Majority in liquidation amount of the Capital Securities.

         Section 8.2.  Amendments.  Except  with  respect to any changes that do
                       ----------
not adversely affect the rights of Holders of the Capital Securities in any material respect (in which case no consent of Holders will be required), this Guarantee may be amended only with the prior approval of the Holders of not less than a Majority in liquidation amount of the Capital Securities. The provisions of the Declaration with respect to amendments thereof apply to the giving of such approval.

         Section 8.3.  Notices. All notices provided for in this Guarantee shall
                       -------
be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied or mailed by first class mail, as follows:

         (a) If given to the Guarantee Trustee, at the Guarantee Trustee's mailing address set forth below (or such other address as the Guarantee Trustee may give notice of to the Holders of the Capital Securities and the Guarantor):

         Wilmington Trust Company
         Rodney Square North
         1100 North Market Street
         Wilmington, Delaware  19890-1600
         Attention:  Corporate Trust Administration
         Telecopy:  302-636-4140

         (b) If given to the Guarantor, at the Guarantor's mailing address set forth below (or such other address as the Guarantor may give notice of to the Holders of the Capital Securities and to the Guarantee Trustee):

         First Banks, Inc.
         600 James S. McDonnell Boulevard
         Hazelwood, Missouri  63042
         Attention:  Lisa K. Vansickle
         Telecopy:  314-592-6621

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

         Section 8.4.  Benefit.  This Guarantee is solely for the benefit of the
                       -------
Beneficiaries and, subject to Section 2.1(a), is not separately transferable from the Capital Securities.

         Section 8.5.  Governing Law. THIS  GUARANTEE  SHALL BE GOVERNED BY, AND
                       -------------
CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES THEREOF (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW).

         Section 8.6.  Counterparts.  This  Guarantee  may be executed in one or
                       ------------
more counterparts, each of which shall be an original, but all of which taken together shall constitute one and the same instrument.

         Section 8.7   Separability.  In  case  one or  more  of the  provisions
                       ------------
contained in this Guarantee shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Guarantee, but this Guarantee shall be construed as if such invalid or illegal or unenforceable provision had never been contained herein.



                     Signatures appear on the following page

     THIS GUARANTEE is executed as of the day and year first above written.



                                FIRST BANKS, INC., as Guarantor

                                By: /s/    Allen H. Blake
                                   ---------------------------------------------
                                    Name:  Allen H. Blake
                                    Title: President and Chief Executive Officer



                                WILMINGTON TRUST COMPANY, as Guarantee Trustee

                                By: /s/    Christopher J. Monigle
                                   ---------------------------------------------
                                    Name:  Christopher J. Monigle
                                    Title: Assistant Vice President

                                                                    Exhibit 4.38
                                FIRST BANKS, INC.

                            40,000 Capital Securities


                        Floating Rate Capital Securities
               (Liquidation Amount $1,000.00 per Capital Security)


                               PLACEMENT AGREEMENT

                               -------------------

                                                               November 22, 2004


FTN Financial Capital Markets
845 Crossover Lane, Suite 150
Memphis, Tennessee  38117

Keefe, Bruyette & Woods, Inc.
787 7th Avenue
4th Floor
New York, New York  10019

Ladies and Gentlemen:

      First Banks, Inc., a Missouri corporation (the "Company"), and its financing subsidiary, First Bank Statutory Trust III, a Delaware statutory trust (the "Trust," and hereinafter together with the Company, the "Offerors"), hereby confirm their agreement (this "Agreement") with you as placement agents (the "Placement Agents"), as follows:

Section 1.      Issuance and Sale of Securities.
                -------------------------------

        1.1.    Introduction.  The Offerors  propose to  issue  and  sell at the
                ------------
Closing (as defined in Section 2.3.1 hereof) 40,000 of the Trust's Floating Rate Capital Securities, with a liquidation amount of $1,000.00 per capital security (the "Capital Securities"), to First Tennessee Bank National Association (the "Purchaser") pursuant to the terms of a Subscription Agreement entered into, or to be entered into on or prior to the Closing Date (as defined in Section 2.3.1 hereof), between the Offerors and the Purchaser (the "Subscription Agreement"), the form of which is attached hereto as Exhibit A-1 and incorporated herein by
                                        -----------
this reference.

        1.2.    Operative Agreements. The Capital Securities shall be fully  and
                --------------------
unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment (the "Guarantee") pursuant and subject to the Guarantee Agreement (the "Guarantee Agreement"), to be dated as of the Closing Date and executed and delivered by the Company and Wilmington Trust Company ("WTC"), as trustee (the "Guarantee Trustee"), for the benefit from time to time of the holders of the Capital Securities. The entire proceeds from the sale by the Trust to the holders of the Capital Securities shall be combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the "Common Securities"), and shall be used by the Trust to purchase $41,238,000.00 in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Capital Securities and the Common Securities for the Trust shall be issued pursuant to an Amended and Restated Declaration of Trust among WTC, as Delaware trustee (the "Delaware Trustee"), WTC, as institutional trustee (the "Institutional Trustee"), the Administrators named therein, and the Company, to be dated as of the Closing Date and in substantially the form heretofore delivered to the Placement Agents (the "Trust Agreement"). The Debentures shall be issued pursuant to an Indenture (the "Indenture"), to be dated as of the Closing Date, between the Company and WTC, as indenture trustee (the "Indenture Trustee"). The documents identified in this Section 1.2 and in Section 1.1 are referred to herein as the "Operative Documents."

        1.3.     Rights of Purchaser. The Capital Securities  shall  be  offered
                 -------------------
and sold by the Trust directly to the Purchaser without registration of any of the Capital Securities, the Debentures or the Guarantee under the Securities Act of 1933, as amended (the "Securities Act"), or any other applicable securities laws in reliance upon exemptions from the registration requirements of the Securities Act and other applicable securities laws. The Offerors agree that this Agreement shall be incorporated by reference into the Subscription Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under this Agreement and shall be entitled to enforce obligations of the Offerors under this Agreement as fully as if the Purchaser were a party to this Agreement. The Offerors and the Placement Agents have entered into this Agreement to set forth their understanding as to their relationship and their respective rights, duties and obligations.

        1.4.     Legends. Upon original issuance thereof, and until such time as
                 -------
the same is no longer required under the applicable requirements of the Securities Act, the Capital Securities and Debentures certificates shall each contain a legend as required pursuant to any of the Operative Documents.

Section 2.       Purchase of Capital Securities.
                 ------------------------------

        2.1.     Exclusive Rights; Purchase  Price.  From  the date hereof until
                 ---------------------------------
the Closing Date (which date may be extended by mutual agreement of the Offerors and the Placement Agents), the Offerors hereby grant to the Placement Agents the exclusive right to arrange for the sale of the Capital Securities to the Purchaser at a purchase price of $1,000.00 per Capital Security.

        2.2.     Subscription  Agreement. The  Offerors hereby agree to evidence
                 -----------------------
their acceptance of the subscription by countersigning a copy of each of the Subscription Agreement and returning the same to the Placement Agents.

        2.3.     Closing and Delivery of Payment.
                 -------------------------------

                 2.3.1. Closing; Closing Date. The  sale  and  purchase  of  the
                        ---------------------
Capital Securities by the Offerors to the Purchaser shall take place at a closing (the "Closing") at the offices of Lewis, Rice & Fingersh, L.C., at 10:00 a.m. (St. Louis time) on November 23, 2004, or such other business day as may be agreed upon by the Offerors and the Placement Agents (the "Closing Date");
provided,  however,  that in no event  shall the  Closing  Date occur later than
--------   -------
November 30, 2004 unless consented to by the Purchaser. Payment by the Purchaser shall be payable in the manner set forth in the Subscription Agreement and shall be made prior to or on the Closing Date.

                 2.3.2. Delivery. Not less than two full business days prior  to
                        --------
the Closing Date, a global Capital Security certificate in definitive form shall be made available by or on behalf of the Offerors to the Placement Agents and the Institutional Trustee for inspecting, checking and delivery to the Depository Trust Company ("DTC") or its custodian.

        2.4.     Costs and Expenses. Whether or not this Agreement is terminated
                  ------------------
or the sale of the Capital Securities is consummated, the Company hereby covenants and agrees that it shall pay or cause to be paid (directly or by reimbursement) all reasonable costs and expenses incident to the performance of the obligations of the Offerors under this Agreement, including all fees, expenses and disbursements of counsel and accountants for the Offerors; all reasonable expenses incurred by the Offerors incident to the preparation, execution and delivery of the Trust Agreement, the Indenture, and the Guarantee; and all other reasonable costs and expenses incident to the performance of the obligations of the Company hereunder and under the Trust Agreement.

        2.5.     Failure to Close.  If any of  the  conditions  to  the  Closing
                 ----------------
specified in this Agreement shall not have been fulfilled to the satisfaction of the Placement Agents or if the Closing shall not have occurred on or before 10:00 a.m. (St. Louis time) on November 30, 2004, then each party hereto, notwithstanding anything to the contrary in this Agreement, shall be relieved of all further obligations under this Agreement without thereby waiving any rights it may have by reason of such nonfulfillment or failure; provided, however, that
                                                         --------  -------
the obligations of the parties under Sections 2.4, 7.5 and 9 shall not be so relieved and shall continue in full force and effect.

Section 3.       Closing Conditions.  The obligations of  the Purchaser and  the
                 ------------------
Placement Agents on the Closing Date shall be subject to the accuracy, at and as of the Closing Date, of the representations and warranties of the Offerors contained in this Agreement, to the accuracy, at and as of the Closing Date, of the statements of the Offerors made in any certificates pursuant to this Agreement, to the performance by the Offerors of their respective obligations under this Agreement, to compliance, at and as of the Closing Date, by the Offerors with their respective agreements herein contained, and to the following further conditions:

        3.1.     Opinions of Counsel. On the Closing Date,  the Placement Agents
                 -------------------
shall have received the following favorable opinions, each dated as of the Closing Date: (a) from Stinson Morrison Hecker LLP, counsel for the Offerors and addressed to the Purchaser, the Placement Agents and WTC in substantially the form set forth on Exhibit B-1 attached hereto and incorporated herein by this
                  -----------
reference, (b) from Richards, Layton & Finger, P.A., special Delaware counsel to the Offerors and addressed to the Purchaser, the Placement Agents and the Offerors, in substantially the form set forth on Exhibit B-2 attached hereto and
                                                 -----------
incorporated herein by this reference and (c) from Lewis, Rice & Fingersh, L.C., special tax counsel to the Offerors, and addressed to the Placement Agents and the Offerors, in substantially the form set forth on Exhibit B-3 attached hereto
                                                     -----------
and incorporated herein by this reference, subject to the receipt by Lewis, Rice & Fingersh, L.C. of a representation letter from the Company in the form set forth in Exhibit B-3 completed in a manner reasonably satisfactory to Lewis,
         -----------
Rice & Fingersh, L.C. (collectively, the "Offerors' Counsel Opinions"). In rendering the Offerors' Counsel Opinions, counsel to the Offerors may rely as to factual matters upon certificates or other documents furnished by officers, directors and trustees of the Offerors (copies of which shall be delivered to the Placement Agents and the Purchaser) and by government officials, and upon such other documents as counsel to the Offerors may, in their reasonable opinion, deem appropriate as a basis for the Offerors' Counsel Opinions. Counsel to the Offerors may specify the jurisdictions in which they are admitted to practice and that they are not admitted to practice in any other jurisdiction and are not experts in the law of any other jurisdiction. If the Offerors' counsel is not admitted to practice in the State of New York, the opinion of Offerors' counsel may assume, for purposes of the opinion, that the laws of the State of New York are substantively identical, in all respects material to the opinion, to the internal laws of the state in which such counsel is admitted to practice. Such Offerors' Counsel Opinions shall not state that they are to be governed or qualified by, or that they are otherwise subject to, any treatise, written policy or other document relating to legal opinions, including, without limitation, the Legal Opinion Accord of the ABA Section of Business Law (1991).

        3.2.     Officer's Certificate.  At the Closing Date, the  Purchaser and
                 ---------------------
the Placement Agents shall have received certificates from an authorized officer of the Company, dated as of the Closing Date, stating that (i) the representations and warranties of the Offerors set forth in Section 5 hereof are true and correct as of the Closing Date and that the Offerors have complied with all agreements and satisfied all conditions on their part to be performed or satisfied at or prior to the Closing Date, (ii) since the date of this Agreement the Offerors have not incurred any liability or obligation, direct or contingent, or entered into any material transactions, other than in the ordinary course of business, which is material to the Offerors, and (iii) covering such other matters as the Placement Agents may reasonably request.

        3.3.     Administrator's Certificate. At the Closing Date, the Purchaser
                 ---------------------------
and the Placement Agents shall have received a certificate of one or more Administrators of the Trust, dated as of the Closing Date, stating that the representations and warranties of the Trust set forth in Section 5 are true and correct as of the Closing Date and that the Trust has complied with all agreements and satisfied all conditions on its part to be performed or satisfied at or prior to the Closing Date.

        3.4.    Purchase Permitted by  Applicable  Laws;  Legal Investment.  The
                ----------------------------------------------------------
purchase of and payment for the Capital Securities as described in this Agreement and pursuant to the Subscription Agreement shall (a) not be prohibited by any applicable law or governmental regulation, (b) not subject the Purchaser or the Placement Agents to any penalty or, in the reasonable judgment of the Purchaser and the Placement Agents, other onerous conditions under or pursuant to any applicable law or governmental regulation, and (c) be permitted by the laws and regulations of the jurisdictions to which the Purchaser and the Placement Agents are subject.

        3.5.    Consents and Permits.   The  Company  and  the Trust shall  have
                --------------------
received all consents, permits and other authorizations, and made all such filings and declarations, as may be required from any person or entity pursuant to any law, statute, regulation or rule (federal, state, local and foreign), or pursuant to any agreement, order or decree to which the Company or the Trust is a party or to which either is subject, in connection with the transactions contemplated by this Agreement.

        3.6.     Information. Prior to  or  on  the  Closing  Date, the Offerors
                 -----------
shall have furnished to the Placement Agents such further information, certificates, opinions and documents addressed to the Purchaser and the Placement Agents, which the Placement Agents may reasonably request, including, without limitation, a complete set of the Operative Documents or any other documents or certificates required by this Section 3; and all proceedings taken by the Offerors in connection with the issuance, offer and sale of the Capital Securities as herein contemplated shall be reasonably satisfactory in form and substance to the Placement Agents.

        If any condition specified in this Section 3 shall not have been fulfilled when and as required in this Agreement, or if any of the opinions or certificates mentioned above or elsewhere in this Agreement shall not be reasonably satisfactory in form and substance to the Placement Agents, this Agreement may be terminated by the Placement Agents by notice to the Offerors at any time at or prior to the Closing Date. Notice of such termination shall be given to the Offerors in writing or by telephone or facsimile confirmed in writing.

Section 4.       Conditions to the Offerors' Obligations. The obligations of the
                 ---------------------------------------
Offerors to sell the Capital Securities to the Purchaser and consummate the transactions contemplated by this Agreement shall be subject to the accuracy, at and as of the Closing Date, of the representations and warranties of the Placement Agents contained in this Agreement and to the following further conditions:

        4.1.     Executed  Agreement.  The Offerors shall have received from the
                 -------------------
Placement Agents an executed copy of this Agreement.

        4.2.     Fulfillment of Other Obligations.  The Placement  Agents  shall
                 --------------------------------
have fulfilled all of their other obligations and duties required to be fulfilled under this Agreement prior to or at the Closing.

Section 5.       Representations and Warranties of the Offerors.   Except as set
                 ----------------------------------------------
forth on the Disclosure Schedule (as defined in Section 11.1) attached hereto, if any, the Offerors jointly and severally represent and warrant to the Placement Agents and the Purchaser as of the date hereof and as of the Closing Date as follows:

        5.1.     Securities Law Matters.
                 ----------------------
                 (a) Neither the Company nor the Trust, nor any of their "Affiliates" (as defined in Rule 501(b) of Regulation D under the Securities Act ("Regulation D")), nor any person acting on any of their behalf has, directly or indirectly, made offers or sales of any security, or solicited offers to buy any security, under circumstances that would require the registration under the Securities Act of any of the Capital Securities, the Guarantee or the Debentures (collectively, the "Securities") or any other securities to be issued, or which may be issued, by the Purchaser.

                (b) Neither the Company nor the Trust, nor any of their Affiliates, nor any person acting on its or their behalf has (i) other than the Placement Agents, offered for sale or solicited offers to purchase the Securities, or (ii) engaged in any form of offering, general solicitation or general advertising (within the meaning of Regulation D) in connection with any offer or sale of any of the Securities.

                 (c) The Securities satisfy the eligibility requirements of Rule 144A (d)(3) under the Securities Act.

                 (d) Neither the Company nor the Trust is or, after giving effect to the offering and sale of the Capital Securities and the consummation of the transactions described in this Agreement, will be an "investment company" or an entity "controlled" by an "investment company," in each case within the meaning of Section 3(a) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), without regard to Section 3(c) of the Investment Company Act.

                 (e) Neither the Company nor the Trust has paid or agreed to pay to any person or entity (other than the Placement Agents) any compensation for soliciting another to purchase any of the Securities.

        5.2.     Organization,  Standing  and  Qualification  of the Trust.  The
                 ---------------------------------------------------------
Trust has been duly created and is validly existing in good standing as a statutory trust under the Delaware Statutory Trust Act (the "Statutory Trust Act") with the power and authority to own property and to conduct the business it transacts and proposes to transact and to enter into and perform its obligations under the Operative Documents. The Trust is duly qualified to transact business as a foreign entity and is in good standing in each jurisdiction in which such qualification is necessary, except where the failure to so qualify or be in good standing would not have a material adverse effect on the Trust. The Trust is not a party to or otherwise bound by any agreement other than the Operative Documents. The Trust is and will, under current law, be classified for federal income tax purposes as a grantor trust and not as an association taxable as a corporation.

        5.3.     Trust Agreement.  The  Trust Agreement has been duly authorized
                 ---------------
by the Company and, on the Closing Date, will have been duly executed and delivered by the Company and the Administrators of the Trust, and, assuming due authorization, execution and delivery by the Delaware Trustee and the Institutional Trustee, will be a valid and binding obligation of the Company and such Administrators, enforceable against them in accordance with its terms, subject to (a) applicable bankruptcy, insolvency, moratorium, receivership, reorganization, liquidation and other laws relating to or affecting creditors' rights generally, and (b) general principles of equity (regardless of whether considered and applied in a proceeding in equity or at law) ("Bankruptcy and Equity"). Each of the Administrators of the Trust is an employee or a director of the Company or of a financial institution subsidiary of the Company and has been duly authorized by the Company to execute and deliver the Trust Agreement.

        5.4.     Guarantee Agreement and the Indenture.  Each  of  the Guarantee
                 -------------------------------------
and the Indenture has been duly authorized by the Company and, on the Closing Date, will have been duly executed and delivered by the Company, and, assuming due authorization, execution and delivery by the Guarantee Trustee, in the case of the Guarantee, and by the Indenture Trustee, in the case of the Indenture, will be a valid and binding obligation of the Company enforceable against it in accordance with its terms, subject to Bankruptcy and Equity.

        5.5.     Capital   Securities   and  Common  Securities.   The   Capital
                 ----------------------------------------------
Securities and the Common Securities have been duly authorized by the Trust Agreement and, when issued and delivered against payment therefor on the Closing Date to the Purchaser, in the case of the Capital Securities, and to the Company, in the case of the Common Securities, will be validly issued and represent undivided beneficial interests in the assets of the Trust. None of the Capital Securities or the Common Securities is subject to preemptive or other similar rights. On the Closing Date, all of the issued and outstanding Common Securities will be directly owned by the Company free and clear of any pledge, security interest, claim, lien or other encumbrance.

        5.6.     Debentures.  The Debentures have been  duly  authorized  by the
                 ----------
Company and, at the Closing Date, will have been duly executed and delivered to the Indenture Trustee for authentication in accordance with the Indenture, and, when authenticated in the manner provided for in the Indenture and delivered against payment therefor by the Trust, will constitute valid and binding obligations of the Company entitled to the benefits of the Indenture enforceable against the Company in accordance with their terms, subject to Bankruptcy and Equity.

        5.7.     Power and Authority.  This Agreement has been duly  authorized,
                 -------------------
executed and delivered by the Company and the Trust and constitutes the valid and binding obligation of the Company and the Trust, enforceable against the Company and the Trust in accordance with its terms, subject to Bankruptcy and Equity.

        5.8.     No Defaults. The  Trust  is  not  in  violation  of  the  Trust
                 -----------
Agreement or, to the knowledge of the Administrators, any provision of the Statutory Trust Act. The execution, delivery and performance by the Company or the Trust of this Agreement or the Operative Documents to which it is a party, and the consummation of the transactions contemplated herein or therein and the use of the proceeds therefrom, will not conflict with or constitute a breach of, or a default under, or result in the creation or imposition of any lien, charge or other encumbrance upon any property or assets of the Trust, the Company or any of the Company's Subsidiaries (as defined in Section 5.11 hereof) pursuant to any contract, indenture, mortgage, loan agreement, note, lease or other instrument to which the Trust, the Company or any of its Subsidiaries is a party or by which it or any of them may be bound, or to which any of the property or assets of any of them is subject, except for a conflict, breach, default, lien, charge or encumbrance which could not, singly or in the aggregate, reasonably be expected to have a Material Adverse Effect nor will such action result in any violation of the Trust Agreement or the Statutory Trust Act or require the consent, approval, authorization or order of any court or governmental agency or body. As used herein, the term "Material Adverse Effect" means any one or more effects that individually or in the aggregate are material and adverse to the Offerors' ability to consummate the transactions contemplated herein or in the Operative Documents or any one or more effects that individually or in the aggregate are material and adverse to the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Company and its Subsidiaries taken as whole, whether or not occurring in the ordinary course of business.

        5.9.     Organization, Standing and Qualification  of  the  Company. The
                 ----------------------------------------------------------
Company has been duly incorporated and is validly existing as a corporation in good standing under the laws of Missouri, with all requisite corporate power and authority to own its properties and conduct the business it transacts and proposes to transact, and is duly qualified to transact business and is in good standing as a foreign corporation in each jurisdiction where the nature of its activities requires such qualification, except where the failure of the Company to be so qualified would not, singly or in the aggregate, have a Material Adverse Effect.

        5.10.    Subsidiaries of the Company.  Each of the Company's significant
                 ---------------------------
subsidiaries (as defined in Section 1-02(w) of Regulation S-X to the Securities Act (the "Significant Subsidiaries")) is listed in Exhibit C attached hereto and
                                                   ---------
incorporated herein by this reference. Each Significant Subsidiary has been duly organized and is validly existing and in good standing under the laws of the jurisdiction in which it is chartered or organized, with all requisite power and authority to own its properties and conduct the business it transacts and proposes to transact, and is duly qualified to transact business and is in good standing as a foreign entity in each jurisdiction where the nature of its activities requires such qualification, except where the failure of any such Significant Subsidiary to be so qualified would not, singly or in the aggregate, have a Material Adverse Effect. All of the issued and outstanding shares of capital stock of the Significant Subsidiaries (a) have been duly authorized and are validly issued, (b) are fully paid and nonassessable, and (c) are wholly owned, directly or indirectly, by the Company free and clear of any security interest, mortgage, pledge, lien, encumbrance, restriction upon voting or transfer, preemptive rights, claim, equity or other defect.

        5.11.    Permits. The Company and each of its subsidiaries  (as  defined
                 -------
in Section 1-02(x) of Regulation S-X to the Securities Act) (the "Subsidiaries") have all requisite power and authority, and all necessary authorizations, approvals, orders, licenses, certificates and permits of and from regulatory or governmental officials, bodies and tribunals, to own or lease their respective properties and to conduct their respective businesses as now being conducted, except such authorizations, approvals, orders, licenses, certificates and permits which, if not obtained and maintained, would not, singly or in the aggregate, have a Material Adverse Effect, and neither the Company nor any of its Subsidiaries has received any notice of proceedings relating to the revocation or modification of any such authorizations, approvals, orders, licenses, certificates or permits which, singly or in the aggregate, if the failure to be so licensed or approved is the subject of an unfavorable decision, ruling or finding, would, singly or in the aggregate, have a Material Adverse Effect; and the Company and its Subsidiaries are in compliance with all applicable laws, rules, regulations and orders and consents, the violation of which would, singly or in the aggregate, have a Material Adverse Effect.

        5.12.    Conflicts, Authorizations and Approvals.  Neither  the  Company
                 ---------------------------------------
nor any of its Subsidiaries is in violation of its respective articles or certificate of incorporation, charter or by-laws or similar organizational documents or in default in the performance or observance of any obligation, agreement, covenant or condition contained in any contract, indenture, mortgage, loan agreement, note, lease or other agreement or instrument to which either the Company or any of its Subsidiaries is a party, or by which it or any of them may be bound or to which any of the property or assets of the Company or any of its Subsidiaries is subject, the effect of which violation or default in performance or observance would have, singly or in the aggregate, a Material Adverse Effect.

        5.13.    Holding Company Registration and Deposit Insurance. The Company
                 --------------------------------------------------
is duly registered (i) as a bank holding company or financial holding company under the Bank Holding Company Act of 1956, as amended, and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") or
(ii) as a savings and loan holding company under the Home Owners' Loan Act of 1933, as amended, and the regulations of the Office of Thrift Supervision (the "OTS"), and the deposit accounts of the Company's Subsidiary depository institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") to the fullest extent permitted by law and the rules and regulations of the FDIC, and no proceedings for the termination of such insurance are pending or threatened.

        5.14.    Financial Statements.
                 --------------------

                 (a) The consolidated balance sheets of the Company and all of its Subsidiaries as of December 31, 2003 and December 31, 2002 and related consolidated income statements and statements of changes in shareholders' equity for the three years ended December 31, 2003 together with the notes thereto, and the consolidated balance sheets of the Company and all of its Subsidiaries as of September 30, 2004 and the related consolidated income statements and statements of changes in shareholders' equity for the nine months then ended, copies of each of which have been provided to the Placement Agents (together, the "Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein) and fairly present in all material respects the financial position and the results of operations and changes in shareholders' equity of the Company and all of its Subsidiaries as of the dates and for the periods indicated (subject, in the case of interim financial statements, to normal recurring year-end adjustments, none of which shall be material). The books and records of the Company and all of its Subsidiaries have been, and are being, maintained in all material respects in accordance with generally accepted accounting principles and any other applicable legal and accounting requirements and reflect only actual transactions.

                 (b) The information in the Company's most recently filed (i) FR Y-9C filed with the Federal Reserve if the Company is a bank holding company,
(ii) FR Y-9SP filed with the Federal Reserve if the Company is a small bank holding company or (iii) H-(b)11 filed with the OTS if the Company is a savings and loan holding company (the "Regulatory Report"), previously provided to the Placement Agents fairly presents in all material respects the financial position of the Company and, where applicable, all of its Subsidiaries as of the end of the period represented by such Regulatory Report.

                 (c) Since the respective dates of the Financial Statements and the Regulatory Report, there has been no material adverse change or development with respect to the financial condition or earnings of the Company and all of its Subsidiaries, taken as a whole.

                 (d) The accountants of the Company who certified the Financial Statements are independent public accountants of the Company and its Subsidiaries within the meaning of the Securities Act and the rules and regulations thereunder.

        5.15.    Exchange Act Reporting.  The  reports filed with the Securities
                 ----------------------
and Exchange Commission (the "Commission") by the Company under the Securities Exchange Act of 1934, as amended (the "1934 Act") and the regulations thereunder at the time they were filed with the Commission complied as to form in all material respects with the requirements of the 1934 Act and such reports did not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, except to the extent superseded by a subsequent report filed by the Company with the Commission.

        5.16.    Regulatory Enforcement Matters. Neither the Company nor any  of
                 ------------------------------
its Subsidiaries is subject or is party to, or has received any notice or advice that any of them may become subject or party to, any investigation with respect to, any cease-and-desist order, agreement, consent agreement, memorandum of understanding or other regulatory enforcement action, proceeding or order with or by, or is a party to any commitment letter or similar undertaking to, or is subject to any directive by, or has been since January 1, 2001, a recipient of any supervisory letter from, or since January 1, 2001, has adopted any board resolutions at the request of, any Regulatory Agency (as defined below) that currently restricts in any material respect the conduct of their business or that in any material manner relates to their capital adequacy, their credit policies, their ability or authority to pay dividends or make distributions to their shareholders or make payments of principal or interest on their debt obligations, their management or their business (each, a "Regulatory Agreement"), nor has the Company or any of its Subsidiaries been advised since January 1, 2001, by any Regulatory Agency that it is considering issuing or requesting any such Regulatory Agreement. There is no material unresolved violation, criticism or exception by any Regulatory Agency with respect to any report or statement relating to any examinations of the Company or any of its Subsidiaries. As used herein, the term "Regulatory Agency" means any federal or state agency charged with the supervision or regulation of depository institutions, bank, financial or savings and loan holding companies, or engaged in the insurance of depository institution deposits, or any court, administrative agency or commission or other governmental agency, authority or instrumentality having supervisory or regulatory authority with respect to the Company or any of its Subsidiaries. Neither the Company nor any of the Subsidiaries is currently unable to pay dividends or make distributions to its shareholders with respect to any class of its equity securities, or prohibited from paying principal or interest on its debt obligations, due to a restriction or limitation, whether by statute, contract or otherwise, and, in the reasonable judgment of the Company's management, neither the Company nor any of the Subsidiaries will be unable in the foreseeable future to pay dividends or make distributions with respect to any class of equity securities, or be prohibited from paying principal or interest on its debt obligations, due to a restriction or limitation, whether by statute, contract or otherwise.

        5.17.    No Material Change.  Since December 31, 2003, there has been no
                 ------------------
material adverse change or development with respect to the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Company or its Subsidiaries on a consolidated basis, whether or not arising in the ordinary course of business.

        5.18.    No Undisclosed Liabilities.  Neither  the  Company nor  any  of
                 --------------------------
its Subsidiaries has any material liability, whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due, including any liability for taxes (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit, proceeding, hearing, charge, complaint, claim or demand against the Company or its Subsidiaries giving rise to any such liability), except (i) for liabilities set forth in the Financial Statements and (ii) normal fluctuation in the amount of the liabilities referred to in clause (i) above occurring in the ordinary course of business of the Company and all of its Subsidiaries since the date of the most recent balance sheet included in the Financial Statements.

        5.19.    Litigation. No   charge,    investigation,   action,  suit   or
                 ----------
proceeding is pending or, to the knowledge of the Offerors, threatened, against or affecting the Company or its Subsidiaries or any of their respective properties before or by any courts or any regulatory, administrative or governmental official, commission, board, agency or other authority or body, or any arbitrator, wherein an unfavorable decision, ruling or finding could have, singly or in the aggregate, a Material Adverse Effect.

        5.20.    Deferral of Interest Payments on Debentures. The Company has no
                 -------------------------------------------
present intention to exercise its option to defer payments of interest on the Debentures as provided in the Indenture. The Company believes that the likelihood that it would exercise its right to defer payments of interest on the Debentures as provided in the Indenture at any time during which the Debentures are outstanding is remote because of the restrictions that would be imposed on the Company's ability to declare or pay dividends or distributions on, or to redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock and on the Company's ability to make any payments of principal, interest or premium on, or repay, repurchase or redeem, any of its debt securities that rank pari passu in all respects with, or junior in interest to, the Debentures.

Section 6.       Representations and Warranties of  the  Placement  Agents. Each
                 ---------------------------------------------------------
Placement Agent represents and warrants to the Offerors as to itself (but not as to the other Placement Agent) as follows:

        6.1.     Organization, Standing and Qualification.
                 ----------------------------------------

                 (a) FTN Financial Capital Markets is a division of First Tennessee Bank National Association, a national banking association duly organized, validly existing and in good standing under the laws of the United States, with full power and authority to own, lease and operate its properties and conduct its business as currently being conducted. FTN Financial Capital Markets is duly qualified to transact business as a foreign corporation and is in good standing in each other jurisdiction in which it owns or leases property or conducts its business so as to require such qualification and in which the failure to so qualify would, individually or in the aggregate, have a material adverse effect on the condition (financial or otherwise), earnings, business, prospects or results of operations of FTN Financial Capital Markets.

                 (b) Keefe, Bruyette & Woods, Inc. is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, with full power and authority to own, lease and operate its properties and conduct its business as currently being conducted. Keefe, Bruyette & Woods, Inc. is duly qualified to transact business as a foreign corporation and is in good standing in each other jurisdiction in which it owns or leases property or conducts its business so as to require such qualification and in which the failure to so qualify would, individually or in the aggregate, have a material adverse effect on the condition (financial or otherwise), earnings, business, prospects or results of operations of Keefe, Bruyette & Woods, Inc.

        6.2.     Power and Authority. The  Placement  Agent  has  all  requisite
                 -------------------
power and authority to enter into this Agreement, and this Agreement has been duly and validly authorized, executed and delivered by the Placement Agent and constitutes the legal, valid and binding agreement of the Placement Agent, enforceable against the Placement Agent in accordance with its terms, subject to Bankruptcy and Equity and except as any indemnification or contribution provisions thereof may be limited under applicable securities laws.

        6.3.     General Solicitation.  In the case of the offer and sale of the
                 --------------------
Capital Securities, no form of general solicitation or general advertising was used by the Placement Agent or its representatives including, but not limited to, advertisements, articles, notices or other communications published in any newspaper, magazine or similar medium or broadcast over television or radio or any seminar or meeting whose attendees have been invited by any general solicitation or general advertising.

        6.4.     Purchaser. The Placement Agent has made such reasonable inquiry
                 ---------
as is  necessary  to  determine  that the  Purchaser  is  acquiring  the Capital
Securities for its own account, except as contemplated in Section 7.8 hereto, and that the Purchaser does not intend to distribute the Capital Securities in contravention of the Securities Act or any other applicable securities laws.

        6.5.     Qualified Purchasers. The  Placement  Agent  has not offered or
                 --------------------
sold and will not arrange for the offer or sale of the Capital Securities except
(i) to those the Placement Agent reasonably believes are "accredited investors" (as defined in Rule 501 of Regulation D), or (ii) in any other manner that does not require registration of the Capital Securities under the Securities Act. In connection with each such sale, the Placement Agent has taken or will take reasonable steps to ensure that the purchaser is aware that (a) such sale is being made in reliance on an exemption under the Securities Act and (b) future transfers of the Capital Securities will not be made except in compliance with applicable securities laws.

        6.6.     Offering Circulars.   Neither  the  Placement   Agent  nor  its
                 ------------------
representatives will include any non-public information about the Company, the Trust or any of their Affiliates in any registration statement, prospectus, offering circular or private placement memorandum used in connection with any purchase of Capital Securities without the prior written consent of the Trust and the Company.

Section 7.       Covenants of the Offerors. The Offerors covenant and agree with
                 -------------------------
the Placement Agents and the Purchaser as follows:

        7.1.     Compliance with Representations  and  Warranties.   During  the
                 ------------------------------------------------
period from the date of this Agreement to the Closing Date, the Offerors shall use their best efforts and take all action necessary or appropriate to cause their representations and warranties contained in Section 5 hereof to be true as of the Closing Date, after giving effect to the transactions contemplated by this Agreement, as if made on and as of the Closing Date.

        7.2.     Sale and Registration of  Securities.   The Offerors and  their
                 ------------------------------------
Affiliates shall not nor shall any of them permit any person acting on their behalf (other than the Placement Agents), to directly or indirectly (i) sell, offer for sale or solicit offers to buy or otherwise negotiate in respect of any security (as defined in the Securities Act) that would or could be integrated with the sale of the Capital Securities in a manner that would require the registration under the Securities Act of the Securities or (ii) make offers or sales of any such Security, or solicit offers to buy any such Security, under circumstances that would require the registration of any of such Securities under the Securities Act.

        7.3.     Use of Proceeds. The Trust shall use the proceeds from the sale
                 ---------------
of the Capital Securities and the Common Securities to purchase the Debentures from the Company.

        7.4.     Investment  Company.  The Offerors shall not engage, or  permit
                 -------------------
any Subsidiary to engage, in any activity which would cause it or any Subsidiary to be an "investment company" under the provisions of the Investment Company Act.

        7.5.     Reimbursement of  Expenses.   If  the  sale   of   the  Capital
                 --------------------------
Securities provided for herein is not consummated (i) because any condition set forth in Section 3 hereof is not satisfied, or (ii) because of any refusal, inability or failure on the part of the Company or the Trust to perform any agreement herein or comply with any provision hereof other than by reason of a breach by the Placement Agents, the Company shall reimburse the Placement Agents upon demand for all of their pro rata share of out-of-pocket expenses (including reasonable fees and disbursements of counsel) in an amount not to exceed $50,000.00 that shall have been incurred by them in connection with the proposed purchase and sale of the Capital Securities. Notwithstanding the foregoing, the Company shall have no obligation to reimburse the Placement Agents for their out-of-pocket expenses if the sale of the Capital Securities fails to occur because the Placement Agents fail to fulfill a condition set forth in Section 4.

        7.6.     Solicitation and Advertising.  In  connection with any offer or
                 ----------------------------
sale of any of the Securities, the Offerors shall not, nor shall either of them permit any of their Affiliates or any person acting on their behalf, other than the Placement Agents, to engage in any form of general solicitation or general advertising (as defined in Regulation D).

        7.7.     Compliance with Rule 144A(d)(4) under the Securities Act.    So
                 --------------------------------------------------------
long as any of the Securities are outstanding and are "restricted securities" within the meaning of Rule 144(a)(3) under the Securities Act, the Offerors will, during any period in which they are not subject to and in compliance with
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the Offerors are not exempt from such reporting requirements pursuant to and in compliance with Rule 12g3-2(b) under the Exchange Act, provide to each holder of such restricted securities and to each prospective purchaser (as designated by such holder) of such restricted securities, upon the request of such holder or prospective purchaser in connection with any proposed transfer, any information required to be provided by Rule 144A(d)(4) under the Securities Act, if applicable. This covenant is intended to be for the benefit of the holders, and the prospective purchasers designated by such holders, from time to time of such restricted securities. The information provided by the Offerors pursuant to this Section 7.7 will not, at the date thereof, contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

        7.8.     Transfer Notice.  The Offerors acknowledge that First Tennessee
                 ---------------
Bank National Association ("First Tennessee") may transfer the Capital Securities that it is purchasing, in whole or in part, at any time and from time to time following the Closing Date by delivering the notice (the "Transfer Notice") attached as Exhibit A to the Subscription Agreement.

        7.9.     Quarterly Reports.  Within 50  days of the end of each calendar
                 -----------------
year quarter and within 100 days of the end of each calendar year during which the Debentures are issued and outstanding and the Purchaser holds any of the Capital Securities, the Offerors shall submit to the Purchaser a completed quarterly report in the form attached hereto as Exhibit D as well as a copy of
                                                 ----------
the applicable Regulatory Report for the Company. If First Tennessee transfers any or all of the Capital Securities as contemplated under Section 7.8, in addition to the reporting obligations of the Offerors to the Purchaser provided for in this Section 7.9, the Offerors shall submit to the trustee designated in the Transfer Notice such periodic reports as may be required by such trustee in the form and at such times as such trustee may require. The Offerors acknowledge and agree that such designated trustee and its successors and assigns are third party beneficiaries of this Section 7.9.

        7.10.    Book-Entry  Registration.  Each Offeror will cooperate with the
                 ------------------------
Placement Agents and use all commercially reasonable efforts to make the Capital Securities, and in the event the Debentures are distributed to holders of the Capital Securities, to make the Debentures, eligible for clearance and settlement as book-entry securities through the facilities of DTC, and will execute, deliver and comply with all representations made to, and agreements with, DTC and Nasdaq's PORTAL system.

Section 8.       Covenants of  the  Placement  Agents.  The   Placement   Agents
                 ------------------------------------
covenant and agree with the Offerors that, during the period from the date of this Agreement to the Closing Date, the Placement Agents shall use their best efforts and take all action necessary or appropriate to cause their representations and warranties contained in Section 6 to be true as of Closing Date, after giving effect to the transactions contemplated by this Agreement, as if made on and as of the Closing Date. The Placement Agents further covenant and agree not to engage in hedging transactions with respect to the Capital Securities unless such transactions are conducted in compliance with the Securities Act.

Section 9.       Indemnification.
                 ---------------

        9.1.     Indemnification Obligation.  The  Offerors  shall  jointly  and
                 --------------------------
severally indemnify and hold harmless the Placement Agents and the Purchaser and each of their respective agents, employees, officers and directors and each person that controls either of the Placement Agents or the Purchaser within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, and agents, employees, officers and directors or any such controlling person of either of the Placement Agents or the Purchaser (each such person or entity, an "Indemnified Party") from and against any and all losses, claims, damages, judgments, liabilities or expenses, joint or several, to which such Indemnified Party may become subject under the Securities Act, the Exchange Act or other federal or state statutory law or regulation, or at common law or otherwise (including in settlement of any litigation, if such settlement is effected with the written consent of the Offerors), insofar as such losses, claims, damages, judgments, liabilities or expenses (or actions in respect thereof) arise out of, or are based upon, or relate to, in whole or in part, (a) any untrue statement or alleged untrue statement of a material fact contained in any information (whether written or oral) or documents executed in favor of, furnished or made available to the Placement Agents or the Purchaser by the Offerors, or (b) any omission or alleged omission to state in any information (whether written or oral) or documents executed in favor of, furnished or made available to the Placement Agents or the Purchaser by the Offerors a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse each Indemnified Party for any legal and other expenses as such expenses are reasonably incurred by such Indemnified Party in connection with investigating, defending, settling, compromising or paying any such loss, claim, damage, judgments, liability, expense or action described in this Section 9.1. In addition to their other obligations under this Section 9, the Offerors hereby agree that, as an interim measure during the pendency of any claim, action, investigation, inquiry or other proceeding arising out of, or based upon, or related to the matters described above in this Section 9.1, they shall reimburse each Indemnified Party on a quarterly basis for all reasonable legal or other expenses incurred in connection with investigating or defending any such claim, action, investigation, inquiry or other proceeding, notwithstanding the absence of a judicial determination as to the propriety and enforceability of the possibility that such payments might later be held to have been improper by a court of competent jurisdiction. To the extent that any such interim reimbursement payment is so held to have been improper, each Indemnified Party shall promptly return such amounts to the Offerors together with interest, determined on the basis of the prime rate (or other commercial lending rate for borrowers of the highest credit standing) announced from time to time by First Tennessee Bank National Association (the "Prime Rate"). Any such interim reimbursement payments which are not made to an Indemnified Party within 30 days of a request for reimbursement shall bear interest at the Prime Rate from the date of such request.

        9.2.     Conduct of Indemnification Proceedings. Promptly  after receipt
                 --------------------------------------
by an Indemnified Party under this Section 9 of notice of the commencement of any action, such Indemnified Party shall, if a claim in respect thereof is to be made against the Offerors under this Section 9, notify the Offerors in writing of the commencement thereof; but, subject to Section 9.4, the omission to so notify the Offerors shall not relieve them from any liability pursuant to
Section 9.1 which the Offerors may have to any Indemnified Party unless and to the extent that the Offerors did not otherwise learn of such action and such failure by the Indemnified Party results in the forfeiture by the Offerors of substantial rights and defenses. In case any such action is brought against any Indemnified Party and such Indemnified Party seeks or intends to seek indemnity from the Offerors, the Offerors shall be entitled to participate in, and, to the extent that they may wish, to assume the defense thereof with counsel reasonably satisfactory to such Indemnified Party; provided, however, if the defendants in
                                        --------   -------
any such action include both the Indemnified Party and the Offerors and the Indemnified Party shall have reasonably concluded that there may be a conflict between the positions of the Offerors and the Indemnified Party in conducting the defense of any such action or that there may be legal defenses available to it and/or other Indemnified Parties which are different from or additional to those available to the Offerors, the Indemnified Party shall have the right to select separate counsel to assume such legal defenses and to otherwise participate in the defense of such action on behalf of such Indemnified Party. Upon receipt of notice from the Offerors to such Indemnified Party of their election to so assume the defense of such action and approval by the Indemnified Party of counsel, the Offerors shall not be liable to such Indemnified Party under this Section 9 for any legal or other expenses subsequently incurred by such Indemnified Party in connection with the defense thereof unless (i) the Indemnified Party shall have employed such counsel in connection with the assumption of legal defenses in accordance with the proviso in the preceding sentence (it being understood, however, that the Offerors shall not be liable for the expenses of more than one separate counsel representing the Indemnified Parties who are parties to such action), or (ii) the Offerors shall not have employed counsel reasonably satisfactory to the Indemnified Party to represent the Indemnified Party within a reasonable time after notice of commencement of the action, in each of which cases the fees and expenses of counsel of such Indemnified Party shall be at the expense of the Offerors.

        9.3.     Contribution. If  the  indemnification  provided  for  in  this
                 ------------
Section 9 is required by its terms, but is for any reason held to be unavailable to or otherwise insufficient to hold harmless an Indemnified Party under Section
9.1 in respect of any losses, claims, damages, liabilities or expenses referred to herein or therein, then the Offerors shall contribute to the amount paid or payable by such Indemnified Party as a result of any losses, claims, damages, judgments, liabilities or expenses referred to herein (i) in such proportion as is appropriate to reflect the relative benefits received by the Offerors, on the one hand, and the Indemnified Party, on the other hand, from the offering of such Capital Securities, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Offerors, on the one hand, and the Placement Agents, on the other hand, in connection with the statements or omissions or inaccuracies in the representations and warranties herein or other breaches which resulted in such losses, claims, damages, judgments, liabilities or expenses, as well as any other relevant equitable considerations. The respective relative benefits received by the Offerors, on the one hand, and the Placement Agents, on the other hand, shall be deemed to be in the same proportion, in the case of the Offerors, as the total price paid to the Offerors for the Capital Securities sold by the Offerors to the Purchaser (net of the compensation paid to the Placement Agents hereunder, but before deducting expenses), and in the case of the Placement Agents, as the compensation received by them, bears to the total of such amounts paid to the Offerors and received by the Placement Agents as compensation. The relative fault of the Offerors and the Placement Agents shall be determined by reference to, among other things, whether the untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact or the inaccurate or the alleged inaccurate representation and/or warranty relates to information supplied by the Offerors or the Placement Agents and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The provisions set forth in Section 9.2 with respect to notice of commencement of any action shall apply if a claim for contribution is made under this Section 9.3; provided, however, that no additional notice shall be required with respect
     --------  -------
to any action for which notice has been given under Section 9.2 for purposes of indemnification. The Offerors and the Placement Agents agree that it would not be just and equitable if contribution pursuant to this Section 9.3 were determined by pro rata allocation or by any other method of allocation that does not take account of the equitable considerations referred to in this Section
9.3. The amount paid or payable by an Indemnified Party as a result of the losses, claims, damages, judgments, liabilities or expenses referred to in this
Section 9.3 shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such Indemnified Party in connection with investigating or defending any such action or claim. In no event shall the liability of the Placement Agents hereunder be greater in amount than the dollar amount of the compensation (net of payment of all expenses) received by the Placement Agents upon the sale of the Capital Securities giving rise to such obligation. No person found guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not found guilty of such fraudulent misrepresentation.

        9.4.     Additional Remedies.  The indemnity and contribution agreements
                 -------------------
contained in this Section 9 are in addition to any liability that the Offerors may otherwise have to any Indemnified Party.

        9.5.     Additional Indemnification.  The Company  shall  indemnify  and
                 --------------------------
hold harmless the Trust against all loss, liability, claim, damage and expense whatsoever, as due from the Trust under Sections 9.1 through 9.4 hereof.

Section 10.      Rights and Responsibilities of Placement Agents.
                 -----------------------------------------------

        10.1.    Reliance. In performing their duties under this Agreement,  the
                 --------
Placement Agents shall be entitled to rely upon any notice, signature or writing which they shall in good faith believe to be genuine and to be signed or presented by a proper party or parties. The Placement Agents may rely upon any opinions or certificates or other documents delivered by the Offerors or their counsel or designees to either the Placement Agents or the Purchaser.

        10.2.    Rights of Placement Agents.  In connection with the performance
                 --------------------------
of their duties under this Agreement, the Placement Agents shall not be liable for any error of judgment or any action taken or omitted to be taken unless the Placement Agents were grossly negligent or engaged in willful misconduct in connection with such performance or non-performance. No provision of this Agreement shall require the Placement Agents to expend or risk their own funds or otherwise incur any financial liability on behalf of the Purchaser in connection with the performance of any of their duties hereunder. The Placement Agents shall be under no obligation to exercise any of the rights or powers vested in them by this Agreement.

Section 11.      Miscellaneous.
                 -------------

        11.1.    Disclosure Schedule. The  term "Disclosure Schedule,"  as  used
                 -------------------
herein, means the schedule, if any, attached to this Agreement that sets forth items the disclosure of which is necessary or appropriate as an exception to one or more representations or warranties contained in Section 5 hereof; provided, that any item set forth in the Disclosure Schedule as an exception to a representation or warranty shall be deemed an admission by the Offerors that such item represents an exception, fact, event or circumstance that is reasonably likely to result in a Material Adverse Effect. The Disclosure Schedule shall be arranged in paragraphs corresponding to the section numbers contained in Section 5. Nothing in the Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein unless the Disclosure Schedule identifies the exception with reasonable particularity and describes the relevant facts in reasonable detail. Without limiting the generality of the immediately preceding sentence, the mere listing (or inclusion of a copy) of a document or other item in the Disclosure Schedule shall not be deemed adequate to disclose an exception to a representation or warranty made herein unless the representation or warranty has to do with the existence of the document or other item itself. Information provided by the Company in response to any due diligence questionnaire shall not be deemed part of the Disclosure Schedule and shall not be deemed to be an exception to one or more representations or warranties contained in Section 5 hereof unless such information is specifically included on the Disclosure Schedule in accordance with the provisions of this Section 11.1.

        11.2.    Legal Expenses.  At Closing, the Placement Agents shall provide
                 --------------
a credit for the Offerors' transaction-related legal expenses in the amount of $10,000.00.

        11.3.    Non-Disclosure. Except as required by applicable law, including
                 --------------
without limitation securities laws and regulations promulgated thereunder, (i) the Offerors shall not, and will cause their advisors and representatives not to, issue any press release or other public statement regarding the transactions contemplated by this Agreement or the Operative Documents prior to or on the Closing Date and (ii) following the Closing Date, the Offerors shall not include in any press release, other public statement or other communication regarding the transactions contemplated by this Agreement or the Operative Documents, any reference to the Placement Agents, WTC, the Purchaser, the term "PreTS" or any derivations thereof, or the terms and conditions of this Agreement or the Operative Documents. Notwithstanding anything to the contrary, the Offerors may
(1) consult any tax advisor regarding U.S. federal income tax treatment or tax structure of the transaction contemplated under this Agreement and the Operative Documents and (2) disclose to any and all persons, without limitation of any kind, the U.S. Federal income tax structure (in each case, within the meaning of Treasury Regulation ss. 1.6011-4) of the transaction contemplated under this Agreement and the Operative Documents and all materials of any kind (including opinions or other tax analyses) that are provided to you relating to such tax treatment and tax structure. For this purpose, "tax structure" is limited to any facts relevant to the U.S. federal income tax treatment of the transaction and does not include information relating to identity of the parties.

        11.4.    Notices.  Prior to the Closing, and thereafter with respect  to
                 -------
matters pertaining to this Agreement only, all notices and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, first-class mail, telex, telecopier or overnight air courier guaranteeing next day delivery:

         if to the Placement Agents, to:

                                  FTN Financial Capital Markets
                                  845 Crossover Lane, Suite 150
                                  Memphis, Tennessee  38117
                                  Telecopier: 901-435-4706
                                  Telephone:  800-456-5460
                                  Attention:  James D. Wingett

                                          and

                                  Keefe, Bruyette & Woods, Inc.
                                  787 7th Avenue
                                  4th Floor
                                  New York, New York  10019
                                  Telecopier: 212-403-2000
                                  Telephone:  212-403-1004
                                  Attention:  Mitchell Kleinman, General Counsel

         with a copy to:

                                  Lewis, Rice & Fingersh, L.C.
                                  500 North Broadway, Suite 2000
                                  St. Louis, Missouri  63102
                                  Telecopier:  314-241-6056
                                  Telephone:   314-444-7600
                                  Attention:  Thomas C. Erb, Esq.

                                          and

                                  Sidley Austin Brown & Wood LLP
                                  787 7th Avenue
                                  New York, New York  10019
                                  Telecopier: 212-839-5599
                                  Telephone:  212-839-5300
                                  Attention:  Renwick Martin, Esq.

         if to the Offerors, to:

                                  First Banks, Inc.
                                  600 James S. McDonnell Boulevard
                                  Hazelwood, Missouri  63042
                                  Telecopier: 314-592-6621
                                  Telephone:  314-592-6603
                                  Attention:  Lisa K. Vansickle
         with a copy to:

                                  Stinson Morrison Hecker LLP
                                  1201 Walnut Street
                                  Kansas City, Missouri  64106
                                  Telecopier:  816-474-4208
                                  Telephone:   816-691-3351
                                  Attention:  C. Robert Monroe, Esq.

        All such notices and communications shall be deemed to have been duly given (i) at the time delivered by hand, if personally delivered, (ii) five business days after being deposited in the mail, postage prepaid, if mailed,
(iii) when answered back, if telexed, (iv) the next business day after being telecopied, or (v) the next business day after timely delivery to a courier, if sent by overnight air courier guaranteeing next day delivery. From and after the Closing, the foregoing notice provisions shall be superseded by any notice provisions of the Operative Documents under which notice is given. The Placement Agents, the Offerors, and their respective counsel, may change their respective notice addresses from time to time by written notice to all of the foregoing persons.

        11.5.    Parties  in  Interest,  Successors  and  Assigns.   Except   as
                 ------------------------------------------------
expressly set forth herein, this Agreement is made solely for the benefit of the Placement Agents, the Purchaser and the Offerors and any person controlling the Placement Agents, the Purchaser or the Offerors and their respective successors and assigns; and no other person shall acquire or have any right under or by virtue of this Agreement. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties.

        11.6.    Counterparts. This  Agreement  may  be executed  by the parties
                 ------------
hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

        11.7.    Headings. The headings in this Agreement are for convenience of
                 --------
reference only and shall not limit or otherwise affect the meaning hereof.

        11.8.    Governing Law.  THIS   AGREEMENT   SHALL  BE  GOVERNED  BY  AND
                 -------------
CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAWS PERTAINING TO CONFLICTS OF LAWS) OF THE STATE OF NEW YORK.

        11.9.    Entire  Agreement.  This Agreement, together with the Operative
                 -----------------
Documents and the other documents delivered in connection with the transactions contemplated by this Agreement, is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement, together with the Operative Documents and the other documents delivered in connection with the transaction contemplated by this Agreement, supersedes all prior agreements and understandings between the parties with respect to such subject matter.

        11.10.   Severability.  In  the  event  that  any  one  or  more  of the
                 ------------
provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Placement Agents' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

        11.11.   Survival.  The Placement Agents and the Offerors, respectively,
                 --------
agree that the representations, warranties and agreements made by each of them in this Agreement and in any certificate or other instrument delivered pursuant hereto shall remain in full force and effect and shall survive the delivery of, and payment for, the Capital Securities.

                     Signatures appear on the following page

        If this Agreement is satisfactory to you, please so indicate by signing the acceptance of this Agreement and deliver such counterpart to the Offerors whereupon this Agreement will become binding between us in accordance with its terms.

                               Very truly yours,

                               FIRST BANKS, INC.


                               By: /s/  Allen H. Blake
                                  ----------------------------------------------
                               Name:    Allen H. Blake
                                    --------------------------------------------
                               Title:   President and Chief Executive Officer
                                     -------------------------------------------


                               FIRST BANK STATUTORY TRUST III


                               By: /s/  Lisa K. Vansickle
                                  ----------------------------------------------
                               Name:    Lisa K. Vansickle
                                    --------------------------------------------
                               Title:   Administrator



CONFIRMED AND ACCEPTED,
as of the date first set forth above

FTN FINANCIAL CAPITAL MARKETS,
a division of First Tennessee Bank National Association, as a Placement Agent


By: /s/   James D. Wingett
   ------------------------------------------------------------
Name:     James D. Wingett
     ----------------------------------------------------------
Title:    Senior Vice President
      ---------------------------------------------------------


KEEFE, BRUYETTE & WOODS, INC.,
a New York corporation, as a Placement Agent


By:  /s/  Peter J. Wirth
    -----------------------------------------------------------
Name:     Peter J. Wirth
     ----------------------------------------------------------
Title:    Managing Director
      ---------------------------------------------------------

                                    EXHIBIT A
                                    ---------

                         FORM OF SUBSCRIPTION AGREEMENT
                         ------------------------------

                         FIRST BANK STATUTORY TRUST III
                                FIRST BANKS, INC.

                             SUBSCRIPTION AGREEMENT

                                November 23, 2004

         THIS SUBSCRIPTION AGREEMENT (this "Agreement") made among First Bank Statutory Trust III (the "Trust"), a statutory trust created under the Delaware Statutory Trust Act (Chapter 38 of Title 12 of the Delaware Code, 12 Del. C. ss.ss. 3801, et seq.), First Banks, Inc., a Missouri corporation, with its principal offices located at 600 James S. McDonnell Boulevard, Hazelwood, Missouri 63042 (the "Company" and, collectively with the Trust, the "Offerors"), and First Tennessee Bank National Association (the "Purchaser").

                                    RECITALS:

         A. The Trust desires to issue 40,000 of its Floating Rate Capital Securities (the "Capital Securities"), liquidation amount $1,000.00 per Capital Security, representing an undivided beneficial interest in the assets of the Trust (the "Offering"), to be issued pursuant to an Amended and Restated Declaration of Trust (the "Declaration") by and among the Company, Wilmington Trust Company ("WTC"), the administrators named therein, and the holders (as defined therein), which Capital Securities are to be guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement between the Company and WTC, as trustee (the "Guarantee"); and

         B. The proceeds from the sale of the Capital Securities will be combined with the proceeds from the sale by the Trust to the Company of its common securities, and will be used by the Trust to purchase an equivalent amount of Floating Rate Junior Subordinated Deferrable Interest Debentures of the Company (the "Debentures") to be issued by the Company pursuant to an indenture to be executed by the Company and WTC, as trustee (the "Indenture"); and

         C. In consideration of the premises and the mutual representations and covenants hereinafter set forth, the parties hereto agree as follows:

                                   ARTICLE I

                     PURCHASE AND SALE OF CAPITAL SECURITIES

         1.1. Upon the execution of this Agreement, the Purchaser hereby agrees to purchase from the Trust 40,000 Capital Securities at a price equal to $1,000.00 per Capital Security (the "Purchase Price") and the Trust agrees to sell such Capital Securities to the Purchaser for said Purchase Price. The rights and preferences of the Capital Securities are set forth in the Declaration. The Purchase Price is payable in immediately available funds on November 23, 2004, or such other business day as may be designated by the Purchaser, but in no event later than November 30, 2004 (the "Closing Date"). The Offerors shall provide the Purchaser wire transfer instructions no later than 1 day following the date hereof.

         1.2. The Placement Agreement, dated November 22, 2004 (the "Placement Agreement"), among the Offerors and the placement agents identified therein (the "Placement Agents") includes certain representations and warranties, covenants and conditions to closing and certain other matters governing the Offering. The Placement Agreement is hereby incorporated by reference into this Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under the Placement Agreement and shall be entitled to enforce the obligations of the Offerors under such Placement Agreement as fully as if the Purchaser were a party to such Placement Agreement.

         1.3. Anything herein or in the Placement Agreement notwithstanding, the Offerors acknowledge and agree that, so long as Purchaser holds some or all of the Capital Securities, the Purchaser may in its discretion from time to time transfer or sell, or sell or grant participation interests in, some or all of such Capital Securities to one or more parties, provided that any such transaction complies, as applicable, with the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and any other applicable securities laws, is pursuant to an exemption therefrom, or is otherwise not subject thereto.

                                   ARTICLE II

                  REPRESENTATIONS AND WARRANTIES OF PURCHASER

         2.1. The Purchaser understands and acknowledges that none of the Capital Securities, the Debentures or the Guarantee have been registered under the Securities Act or any other applicable securities law, are being offered for sale by the Trust in transactions not requiring registration under the Securities Act, and may not be offered, sold, pledged or otherwise transferred by the Purchaser except in compliance with the registration requirements of the Securities Act or any other applicable securities laws, pursuant to an exemption therefrom or in a transaction not subject thereto.

         2.2. The Purchaser represents and warrants that, except as contemplated under Section 1.3 hereof, it is purchasing the Capital Securities for its own account, for investment, and not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act or other applicable securities laws, subject to any requirement of law that the disposition of its property be at all times within its control and subject to its ability to resell such Capital Securities pursuant to an effective registration statement under the Securities Act or under Rule 144A or any other exemption from registration available under the Securities Act or any other applicable securities law.

         2.3.     The   Purchaser  represents  and  warrants  that  neither  the
Offerors nor the Placement Agents are acting as a fiduciary or financial or investment adviser for the Purchaser.

         2.4. The Purchaser represents and warrants that it is not relying (for purposes of making any investment decision or otherwise) upon any advice, counsel or representations (whether written or oral) of the Offerors or of the Placement Agents.

         2.5. The Purchaser represents and warrants that (a) it has consulted with its own legal, regulatory, tax, business, investment, financial and accounting advisers in connection herewith to the extent it has deemed necessary, (b) it has had a reasonable opportunity to ask questions of and receive answers from officers and representatives of the Offerors concerning their respective financial condition and results of operations and the purchase of the Capital Securities, and any such questions have been answered to its satisfaction, (c) it has had the opportunity to review all publicly available records and filings concerning the Offerors and it has carefully reviewed such records and filings that it considers relevant to making an investment decision, and (d) it has made its own investment decisions based upon its own judgment, due diligence and advice from such advisers as it has deemed necessary and not upon any view expressed by the Offerors or the Placement Agents.

         2.6. The Purchaser represents and warrants that it is a "qualified institutional buyer" as defined under Rule 144A under the Securities Act. If the Purchaser is a dealer of the type described in paragraph (a)(1)(ii) of Rule 144A under the Securities Act, it owns and invests on a discretionary basis not less than U.S. $25,000,000.00 in securities of issuers that are not affiliated with it. The Purchaser is not a participant-directed employee plan, such as a 401(k) plan, or any other type of plan referred to in paragraph (a)(1)(i)(D) or
(a)(1)(i)(E) of Rule 144A, or a trust fund referred to in paragraph (a)(1)(i)(F) of Rule 144A that holds the assets of such a plan, unless investment decisions with respect to the plan are made solely by the fiduciary, trustee or sponsor of such plan.

         2.7. The Purchaser represents and warrants that on each day from the date on which it acquires the Capital Securities through and including the date on which it disposes of its interests in the Capital Securities, either (i) it is not (a) an "employee benefit plan" (as defined in Section 3(3) of the United States Employee Retirement Income Security Act of 1974, as amended ("ERISA")) which is subject to the provisions of Part 4 of Subtitle B of Title I
  -----
of ERISA, or any entity whose underlying assets include the assets of any such plan (an "ERISA Plan"), (b) any other "plan" (as defined in Section 4975(e)(1)
          ----------
of the United  States  Internal  Revenue Code of 1986,  as amended (the "Code"))
                                                                         ----
which is subject to the provisions of Section 4975 of the Code or any entity whose underlying assets include the assets of any such plan (a "Plan"), (c) an
                                                                 ----
entity whose underlying assets include the assets of any such ERISA Plan or other Plan by reason of Department of Labor regulation section 2510.3-101 or otherwise, or (d) a governmental or church plan that is subject to any federal, state or local law which is substantially similar to the provisions of Section 406 of ERISA or Section 4975 of the Code (a "Similar Law"); or (ii) the
                                                   ------------
purchase, holding and disposition of the Capital Securities by it will satisfy the requirements for exemptive relief under Prohibited Transaction Class Exemption ("PTCE") 84-14, PTCE 90-1, PTCE 91-38, PTCE 95-60, PTCE 96-23 or a
             ----
similar exemption, or, in the case of a plan subject to a Similar Law, will not result in a non-exempt violation of such Similar Law.

         2.8. The Purchaser represents and warrants that it is acquiring the Capital Securities as principal for its own account for investment and, except as contemplated under Section 1.3 hereof, not for sale in connection with any distribution thereof. It was not formed solely for the purpose of investing in the Capital Securities, and additional capital or similar contributions were not specifically solicited from any person owning a beneficial interest in it for the purpose of enabling it to purchase any Capital Securities. The Purchaser is not a (i) partnership, (ii) common trust fund or (iii) special trust, pension, profit sharing or other retirement trust fund or plan in which the partners, beneficiaries or participants, as applicable, may designate the particular investments to be made or the allocation of any investment among such partners, beneficiaries or participants, and except as contemplated under Section 1.3 hereof, it agrees that it shall not hold the Capital Securities for the benefit of any other person and shall be the sole beneficial owner thereof for all purposes and that it shall not sell participation interests in the Capital Securities or enter into any other arrangement pursuant to which any other person shall be entitled to a beneficial interest in the distribution on the Capital Securities. The Capital Securities purchased directly or indirectly by the Purchaser constitute an investment of no more than 40% of its assets. The Purchaser understands and agrees that any purported transfer of the Capital Securities to a purchaser which would cause the representations and warranties of Section 2.6 and this Section 2.8 to be inaccurate shall be null and void ab initio and the Offerors retain the right to resell any Capital Securities sold to non-permitted transferees.

         2.9. The Purchaser represents and warrants that it has full power and authority to execute and deliver this Agreement, to make the representations and warranties specified herein, and to consummate the transactions contemplated herein and it has full right and power to subscribe for Capital Securities and perform its obligations pursuant to this Agreement.

         2.10. The Purchaser represents and warrants that no filing with, or authorization, approval, consent, license, order, registration, qualification or decree of, any governmental body, agency or court having jurisdiction over the Purchaser, other than those that have been made or obtained, is necessary or required for the performance by the Purchaser of its obligations under this Agreement or to consummate the transactions contemplated herein.

         2.11. The Purchaser represents and warrants that this Agreement has been duly authorized, executed and delivered by the Purchaser.

         2.12. The Purchaser understands and acknowledges that the Company will rely upon the truth and accuracy of the foregoing acknowledgments, representations, warranties and agreements and agrees that, if any of the acknowledgments, representations, warranties or agreements deemed to have been made by it by its purchase of the Capital Securities are no longer accurate, it shall promptly notify the Company.

         2.13. The Purchaser understands that no public market exists for any of the Capital Securities, and that it is unlikely that a public market will ever exist for the Capital Securities.

                                  ARTICLE III

                                 MISCELLANEOUS

         3.1. Any notice or other communication given hereunder shall be deemed sufficient if in writing and sent by registered or certified mail, return receipt requested, international courier or delivered by hand against written receipt therefor, or by facsimile transmission and confirmed by telephone, to the following addresses, or such other address as may be furnished to the other parties as herein provided:

                  To the Offerors:     First Banks, Inc.
                                       600 James S. McDonnell Boulevard
                                       Hazelwood, Missouri  63042
                                       Attention:  Lisa K. Vansickle
                                       Fax:  314-592-6621

                  To the Purchaser:    First Tennessee Bank National Association
                                       845 Crossover Lane, Suite 150
                                       Memphis, Tennessee  38117
                                       Attention:  David Work
                                       Fax:  901-435-7983

                  Unless otherwise expressly   provided herein, notices shall be
deemed to have been given on the date of mailing, except notice of change of address, which shall be deemed to have been given when received.

         3.2. This Agreement shall not be changed, modified or amended except by a writing signed by the parties to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by the party to be charged.

         3.3. Upon the execution and delivery of this Agreement by the Purchaser, this Agreement shall become a binding obligation of the Purchaser with respect to the purchase of Capital Securities as herein provided.

         3.4. NOTWITHSTANDING THE PLACE WHERE THIS AGREEMENT MAY BE EXECUTED BY ANY OF THE PARTIES HERETO, THE PARTIES EXPRESSLY AGREE THAT ALL THE TERMS AND PROVISIONS HEREOF SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

         3.5. The parties agree to execute and deliver all such further documents, agreements and instruments and take such other and further action as may be necessary or appropriate to carry out the purposes and intent of this Agreement.

         3.6. This Agreement may be executed in one or more counterparts each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

         3.7. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Offerors' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, this Agreement is agreed to and accepted as of the day and year first written above.


FIRST TENNESSEE BANK NATIONAL ASSOCIATION


By:
   --------------------------------------------------
Print Name:
            -----------------------------------------
Title:
       ----------------------------------------------

                                   FIRST BANKS, INC.


                                   By:
                                      ------------------------------------------

                                   Name:
                                        ----------------------------------------

                                   Title:
                                         ---------------------------------------

                                   FIRST BANK STATUTORY TRUST III


                                   By:
                                      ------------------------------------------

                                   Name:
                                        ----------------------------------------

                                   Title:  Administrator

                       EXHIBIT A TO SUBSCRIPTION AGREEMENT
                       -----------------------------------

                             FORM OF TRANSFER NOTICE

                                     [DATE]
Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware  19890-1600
Attention:  Corporate Trust Administration

Dear Sir or Madam:

         The undersigned hereby notifies you of the transfer of [________] of the Capital Securities of First Bank Statutory Trust III, such transfer to be effective on [DATE OF TRANSFER]. In accordance with Section 7.9 of the Placement Agreement dated November 22, 2004 between the Offerors and the placement agents named therein (the "Placement Agreement"), periodic reports shall be delivered to [_______________] on each March 15, June 15, September 15 and December 15 during the term of the Capital Securities, commencing [___________], in the form attached thereto. Capitalized terms used in this notice and not otherwise defined shall have the meanings ascribed to such terms in the Placement Agreement.

         As the Institutional Trustee and Registrar, you are hereby instructed to notify The Depository Trust Company of the transfer of Capital Securities to [_______________], if such notification is required as a Fast Automated Securities Transfer Program Agent for DTC. The undersigned hereby certifies that this notice has been delivered to the Company, and Wilmington Trust Company has no duty or obligation to provide such notice.

                                FIRST TENNESSEE BANK NATIONAL ASSOCIATION


                                By:
                                   ---------------------------------------------
                                Name:
                                     -------------------------------------------
                                Title:
                                      ------------------------------------------




cc:      First Banks, Inc.

                                   EXHIBIT B-1
                                   -----------

                         FORM OF COMPANY COUNSEL OPINION
                         -------------------------------

                                November 23, 2004

First Tennessee Bank National Association       FTN Financial Capital Markets
845 Crossover Lane, Suite 150                   845 Crossover Lane, Suite 150
Memphis, Tennessee  38117                       Memphis, Tennessee  38117

Wilmington Trust Company                        Keefe, Bruyette & Woods, Inc.
Rodney Square North                             787 7th Avenue, 4th Floor
1100 North Market Street                        New York, New York  10019
Wilmington, Delaware  19890-1600

Ladies and Gentlemen:

         We have acted as counsel to First Banks, Inc. (the "Company"), a Missouri corporation in connection with a certain Placement Agreement, dated November 22, 2004, (the "Placement Agreement"), between the Company and First Bank Statutory Trust III (the "Trust"), on one hand, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (the "Placement Agents"), on the other hand. Pursuant to the Placement Agreement, and subject to the terms and conditions stated therein, the Trust will issue and sell to First Tennessee Bank National Association (the "Purchaser"), $40,000,000.00 aggregate principal amount of Floating Rate Capital Securities (liquidation amount $1,000.00 per capital security) (the "Capital Securities").

         Capitalized terms used herein and not otherwise defined shall have the same meanings ascribed to them in the Placement Agreement.

         The law covered by the opinions expressed herein is limited to the law of the United States of America and of the State of Missouri.

         We have made such investigations of law as, in our judgment, were necessary to render the following opinions. We have also reviewed (a) the Company's Articles of Incorporation, as amended, and its By-Laws, as amended; and (b) such corporate documents, records, information and certificates of the Company and the Subsidiaries, certificates of public officials or government authorities and other documents as we have deemed necessary or appropriate as a basis for the opinions hereinafter expressed. As to certain facts material to our opinions, we have relied, with your permission, upon statements, certificates or representations, including those delivered or made in connection with the above-referenced transaction, of officers and other representatives of the Company and the Subsidiaries and the Trust.

         As used herein, the phrases "to the best of our knowledge" or "known to us" or other similar phrases mean the actual knowledge of the attorneys who have had active involvement in the transactions described above or who have prepared or signed this opinion letter, or who otherwise have devoted substantial attention to legal matters for the Company.

         Based upon and subject to the foregoing and the further qualifications set forth below, we are of the opinion as of the date hereof that:

         1. The Company is validly existing and in good standing under the laws of the State of Missouri and is duly registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Each of the Significant Subsidiaries is validly existing and in good standing under the laws of its
jurisdiction  of   organization.   Each  of  the  Company  and  the  Significant
Subsidiaries has full corporate power and authority to own or lease its properties and to conduct its business as such business is currently conducted in all material respects. To the best of our knowledge, all outstanding shares of capital stock of the Significant Subsidiaries have been duly authorized and validly issued, and are fully paid and nonassessable except to the extent such shares may be deemed assessable under 12 U.S.C. Section 1831o or 12 U.S.C.
Section 55, and are owned of record and beneficially, directly or indirectly, by the Company.

         2. The issuance, sale and delivery of the Debentures in accordance with the terms and conditions of the Placement Agreement and the Operative Documents have been duly authorized by all necessary actions of the Company. The issuance, sale and delivery of the Debentures by the Company and the issuance, sale and delivery of the Capital Securities and the Common Securities by the Trust do not give rise to any preemptive or other rights to subscribe for or to purchase any shares of capital stock or equity securities of the Company or the Significant Subsidiaries pursuant to the corporate Articles of Incorporation or Charter, By-Laws or other governing documents of the Company or the Significant
Subsidiaries, or, to the best of our knowledge, any agreement or other instrument to which either the Company or the Subsidiaries is a party or by which the Company or the Significant Subsidiaries may be bound.

         3. The Company has all requisite corporate power to enter into and perform its obligations under the Placement Agreement and the Subscription Agreement, and the Placement Agreement and the Subscription Agreement have been duly and validly authorized, executed and delivered by the Company and constitute the legal, valid and binding obligations of the Company enforceable in accordance with their terms, except as the enforcement thereof may be limited by general principles of equity and by bankruptcy or other laws affecting creditors' rights generally, and except as the indemnification and contribution provisions thereof may be limited under applicable laws and certain remedies may not be available in the case of a non-material breach.

         4. Each of the Indenture, the Trust Agreement and the Guarantee Agreement has been duly authorized, executed and delivered by the Company, and is a valid and legally binding obligation of the Company enforceable in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity.

         5. The Debentures have been duly authorized, executed and delivered by the Company, are entitled to the benefits of the Indenture and are legal, valid and binding obligations of the Company enforceable against the Company in accordance with their terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity.

         6. To the best of our knowledge, neither the Company, the Trust, nor any of the Subsidiaries is in breach or violation of, or default under, with or without notice or lapse of time or both, its Articles of Incorporation or Charter, By-Laws or other governing documents (including without limitation, the Trust Agreement). The execution, delivery and performance of the Placement Agreement and the Operative Documents and the consummation of the transactions contemplated by the Placement Agreement and the Operative Documents do not and will not (i) result in the creation or imposition of any material lien, claim, charge, encumbrance or restriction upon any property or assets of the Company or the Subsidiaries, or (ii) conflict with, constitute a material breach or violation of, or constitute a material default under, with or without notice or lapse of time or both, any of the terms, provisions or conditions of (A) the Articles of Incorporation or Charter, By-Laws or other governing documents of the Company or the Subsidiaries, or (B) to the best of our knowledge, any material contract, indenture, mortgage, deed of trust, loan or credit agreement, note, lease, franchise, license or any other agreement or instrument to which the Company or the Subsidiaries is a party or by which any of them or any of their respective properties may be bound or (C) any order, decree, judgment, franchise, license, permit, rule or regulation of any court, arbitrator, government, or governmental agency or instrumentality, domestic or foreign, known to us having jurisdiction over the Company or the Subsidiaries or any of their respective properties which, in the case of each of (i) or (ii) above, is material to the Company and the Subsidiaries on a consolidated basis.

         7. Except for filings, registrations or qualifications that may be required by applicable securities laws, no authorization, approval, consent or order of, or filing, registration or qualification with, any person (including, without limitation, any court, governmental body or authority) is required under the laws of the State of Missouri in connection with the transactions contemplated by the Placement Agreement and the Operative Documents in connection with the offer and sale of the Capital Securities as contemplated by the Placement Agreement and the Operative Documents.

         8. To the best of our knowledge (i) no action, suit or proceeding at law or in equity is pending or threatened to which the Company, the Trust or the Subsidiaries are or may be a party, and (ii) no action, suit or proceeding is pending or threatened against or affecting the Company, the Trust or the Subsidiaries or any of their properties, before or by any court or governmental official, commission, board or other administrative agency, authority or body, or any arbitrator, wherein an unfavorable decision, ruling or finding could reasonably be expected to have a material adverse effect on the consummation of the transactions contemplated by the Placement Agreement and the Operative Documents or the issuance and sale of the Capital Securities as contemplated therein or the condition (financial or otherwise), earnings, affairs, business, or results of operations of the Company, the Trust and the Subsidiaries on a consolidated basis.

         9. Assuming the truth and accuracy of the representations and warranties of the Placement Agents in the Placement Agreement and the Purchaser in the Subscription Agreement, it is not necessary in connection with the offering, sale and delivery of the Capital Securities, the Debentures and the Guarantee Agreement (or the Guarantee) to register the same under the Securities Act of 1933, as amended, under the circumstances contemplated in the Placement Agreement and the Subscription Agreement.

         10. Neither the Company nor the Trust is or after giving effect to the offering and sale of the Capital Securities and the consummation of the transactions described in the Placement Agreement will be, an "investment company" or an entity "controlled" by an "investment company," in each case within the meaning of the Investment Company Act of 1940, as amended, without regard to Section 3(c) of such Act.

         The opinion expressed in the first two sentences of numbered paragraph 1 of this opinion is based solely upon certain certificates and confirmations issued by the applicable governmental officer or authority with respect to each of the Company and the Significant Subsidiaries.

         With respect to the foregoing opinions, since no member of this firm is actively engaged in the practice of law in the States of Delaware or New York, we do not express any opinions as to the laws of such states and have (i) relied, with your approval, upon the opinion of Richards, Layton & Finger, P.A. with respect to matters of Delaware law and (ii) assumed, with your approval and without rendering any opinion to such effect, that the laws of the State of New York, in all respects material to this opinion, are substantively identical to the laws of the State of Missouri, without regard to conflict of law provisions.

         The opinions  expressed  herein are rendered to you solely  pursuant to
Section 3.1(a) of the Placement Agreement. As such, they may be relied upon by you only and may not be used or relied upon by any other person for any purpose whatsoever without our prior written consent.

                                                     Very truly yours,

                                   EXHIBIT B-2
                                   -----------

                        FORM OF DELAWARE COUNSEL OPINION
                        --------------------------------

To Each of the Persons
Listed on Schedule A Hereto

         Re:      First Bank Statutory Trust III
                  ------------------------------
Ladies and Gentlemen:

         We have acted as special Delaware counsel for First Bank Statutory Trust III, a Delaware statutory trust (the "Trust"), in connection with the matters set forth herein. At your request, this opinion is being furnished to you.

         For purposes of giving the opinions hereinafter set forth, our examination of documents has been limited to the examination of originals or copies of the following:

         (a) The Certificate of Trust of the Trust (the "Certificate of Trust"), as filed in the office of the Secretary of State of the State of Delaware (the "Secretary of State") on November 4, 2004;

         (b) The Declaration of Trust, dated as of November 4, 2004, among First Banks, Inc., a Missouri corporation (the "Company"), Wilmington Trust Company, a Delaware banking corporation ("WTC"), as trustee and the administrators named therein (the "Administrators");

         (c) The Amended and Restated Declaration of Trust of the Trust, dated as of November 23, 2004 (including the form of Capital Securities Certificate attached thereto as Exhibit A-1 and the terms of the Capital Securities attached as Annex I) (the "Declaration of Trust"), among the Company, as sponsor, WTC, as Delaware trustee (the "Delaware Trustee") and institutional trustee (the "Institutional Trustee"), the Administrators and the holders, from time to time, of undivided beneficial interests in the assets of the Trust;

         (d) The Placement Agreement, dated November 22, 2004 (the "Placement Agreement"), among the Company, the Trust, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents;

         (e) The Subscription Agreement, dated November 23, 2004 (the "Subscription Agreement"), among the Trust, the Company and First Tennessee Bank National Association (the documents identified in items (c) through (e) being collectively referred to as the "Operative Documents");

         (f) The Capital Securities being issued on the date hereof (the "Capital Securities");

         (g) The Common Securities being issued on the date hereof (the "Common Securities") (the documents identified in items (f) and (g) being collectively referred to as the "Trust Securities"); and

         (h) A Certificate of Good Standing for the Trust, dated November 22, 2004, obtained from the Secretary of State.

         Capitalized terms used herein and not otherwise defined are used as defined in the Declaration of Trust, except that reference herein to any document shall mean such document as in effect on the date hereof. This opinion is being delivered pursuant to Section 3.1 of the Placement Agreement.

         For purposes of this opinion, we have not reviewed any documents other than the documents listed in paragraphs (a) through (h) above. In particular, we have not reviewed any document (other than the documents listed in paragraphs
(a) through (h) above) that is referred to in or incorporated by reference into the documents reviewed by us. We have assumed that there exists no provision in any document that we have not reviewed that is inconsistent with the opinions stated herein. We have conducted no independent factual investigation of our own but rather have relied solely upon the foregoing documents, the statements and information set forth therein and the additional matters recited or assumed herein, all of which we have assumed to be true, complete and accurate in all material respects.

         With respect to all documents examined by us, we have assumed (i) the authenticity of all documents submitted to us as authentic originals, (ii) the conformity with the originals of all documents submitted to us as copies or forms, and (iii) the genuineness of all signatures.

         For purposes of this opinion, we have assumed (i) that the Declaration of Trust constitutes the entire agreement among the parties thereto with respect to the subject matter thereof, including with respect to the creation, operation, and termination of the Trust, and that the Declaration of Trust and the Certificate of Trust are in full force and effect and have not been amended further, (ii) that there are no proceedings pending or contemplated, for the merger, consolidation, liquidation, dissolution or termination of the Trust,
(iii) except to the extent provided in paragraph 1 below, the due creation, due formation or due organization, as the case may be, and valid existence in good standing of each party to the documents examined by us under the laws of the jurisdiction governing its creation, formation or organization, (iv) that each party to the documents examined by us is qualified to do business in each jurisdiction where such qualification is required generally or necessary in order for such party to enforce its rights under the documents examined by us,
(v) the legal capacity of each natural person who is a party to the documents examined by us, (vi) except to the extent set forth in paragraph 2 below, that each of the parties to the documents examined by us has the power and authority to execute and deliver, and to perform its obligations under, such documents,
(vii) except to the extent provided in paragraph 3 below, that each of the parties to the documents examined by us has duly authorized, executed and delivered such documents, (viii) the receipt by each Person to whom a Capital Security is to be issued by the Trust (the "Capital Security Holders") of a Capital Security Certificate for the Capital Security and the payment for the Capital Securities acquired by it, in accordance with the Declaration of Trust and the Subscription Agreement, (ix) that the Capital Securities are issued and sold to the Holders of the Capital Securities in accordance with the Declaration of Trust and the Subscription Agreement, (x) the receipt by the Person (the "Common Securityholder") to whom the common securities of the Trust representing common undivided beneficial interests in the assets of the Trust (the "Common Securities" and, together with the Capital Securities, the "Trust Securities") are to be issued by the Trust of a Common Security Certificate for the Common Securities and the payment for the Common Securities acquired by it, in accordance with the Declaration of Trust, (xi) that the Common Securities are issued and sold to the Common Securityholder in accordance with the Declaration of Trust, (xii) that each of the parties to the documents reviewed by us has agreed to and received the stated consideration for the incurrence of its obligations under such documents and (xiii) that each of the documents reviewed by us (other than the Declaration of Trust) is a legal, valid, binding and enforceable obligation of the parties thereto in accordance with the terms thereof. We have not participated in the preparation of any offering materials with respect to the Trust Securities and assume no responsibility for its contents.

         This opinion is limited to the laws of the State of Delaware (excluding the securities laws of the State of Delaware), and we have not considered and express no opinion on the laws of any other jurisdiction, including federal laws and rules and regulations relating thereto. Our opinions are rendered only with respect to Delaware laws and rules, regulations and orders thereunder that are currently in effect.

         We express no opinion as to (i) the effect of suretyship defenses, or defenses in the nature thereof, with respect to the obligations of any applicable guarantor, joint obligor, surety, accommodation party, or other secondary obligor or any provisions of the Declaration of Trust with respect to indemnification or contribution and (ii) the accuracy or completeness of any exhibits or schedules to the Operative Documents. No opinion is given herein as to the choice of law or internal substantive rules of law that any court or other tribunal may apply to the transactions contemplated by the Operative Documents.

         We express no opinion as to the enforceability of any particular provision of the Declaration of Trust or the other Operative Documents relating to remedies after default.

         We express no opinion as to the enforceability of any particular provision of any of the Operative Documents relating to (i) waivers of rights to object to jurisdiction or venue, or consents to jurisdiction or venue, (ii) waivers of rights to (or methods of) service of process, or rights to trial by jury, or other rights or benefits bestowed by operation of law, (iii) waivers of any applicable defenses, setoffs, recoupments, or counterclaims, (iv) waivers or variations of provisions which are not capable of waiver or variation under the Uniform Commercial Code ("UCC") of the State, (v) the grant of powers of attorney to any person or entity, or (vi) exculpation or exoneration clauses, indemnity clauses, and clauses relating to releases or waivers of unmatured claims or rights.

         We have made no examination of, and no opinion is given herein as to the Trustee's or the Trust's title to or other ownership rights in, or the existence of any liens, charges or encumbrances on, or adverse claims against, any asset or property held by the Institutional Trustee or the Trust. We express no opinion as to the creation, validity, attachment, perfection or priority of any mortgage, security interest or lien in any asset or property held by the Institutional Trustee or the Trust.

         We express no opinion as to the effect of events occurring, circumstances arising, or changes of law becoming effective or occurring, after the date hereof on the matters addressed in this opinion letter, and we assume no responsibility to inform you of additional or changed facts, or changes in law, of which we may become aware.

         We express no opinion as to any requirement that any party to the Operative Documents (or any other persons or entities purportedly entitled to the benefits thereof) qualify or register to do business in any jurisdiction in order to be able to enforce its rights thereunder or obtain the benefits thereof.

         Based upon the foregoing, and upon our examination of such questions of law and statutes of the State of Delaware as we have considered necessary or appropriate, and subject to the assumptions, qualifications, limitations and exceptions set forth herein, we are of the opinion that:

         1. The Trust has been duly created and is validly existing in good standing as a statutory trust under the Delaware Statutory Trust Act (12 Del. C.
                                                                         -------
ss. 3801, et seq.) (the "Act"). All filings required under the laws of the State
          -- ---
of Delaware with respect to the creation and valid existence of the Trust as a statutory trust have been made.

         2. Under the Declaration of Trust and the Act, the Trust has the trust power and authority to (A) execute and deliver the Operative Documents, (B) perform its obligations under such Operative Documents and (C) issue the Trust Securities.

         3. The execution and delivery by the Trust of the Operative Documents, and the performance by the Trust of its obligations thereunder, have been duly authorized by all necessary trust action on the part of the Trust.

         4. The Declaration of Trust constitutes a legal, valid and binding obligation of the Company, the Trustees and the Administrators, and is enforceable against the Company, the Trustees and the Administrators, in accordance with its terms.

         5. Each of the Operative Documents constitutes a legal, valid and binding obligation of the Trust, enforceable against the Trust, in accordance with its terms.

         6. The Capital Securities have been duly authorized for issuance by the Declaration of Trust, and, when duly executed and delivered to and paid for by the purchasers thereof in accordance with the Declaration of Trust, the Subscription Agreement and the Placement Agreement, the Capital Securities will be validly issued, fully paid and, subject to the qualifications set forth in paragraph 8 below, nonassessable undivided beneficial interests in the assets of the Trust and will entitle the Capital Securities Holders to the benefits of the Declaration of Trust. The issuance of the Capital Securities is not subject to preemptive or other similar rights under the Act or the Declaration of Trust.

         7. The Common Securities have been duly authorized for issuance by the Declaration of Trust and, when duly executed and delivered to the Company as Common Security Holder in accordance with the Declaration of Trust, will be validly issued, fully paid and, subject to paragraph 8 below and Section 9.1(b) of the Declaration of Trust (which provides that the Holder of the Common Securities are liable for debts and obligations of Trust), nonassessable undivided beneficial interests in the assets of the Trust and will entitle the Common Security Holder to the benefits of the Declaration of Trust. The issuance of the Common Securities is not subject to preemptive or other similar rights under the Act or the Declaration of Trust.

         8. Under the Declaration of Trust and the Act, the Holders of the Capital Securities, as beneficial owners of the Trust, will be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware. We note that the Holders of the Capital Securities and the Holder of the Common Securities may be obligated, pursuant to the Declaration of Trust,
(A) to provide indemnity and/or security in connection with and pay taxes or governmental charges arising from transfers or exchanges of Capital Security Certificates and the issuance of replacement Capital Security Certificates, and
(B) to provide security or indemnity in connection with requests of or directions to the Institutional Trustee to exercise its rights and powers under the Declaration of Trust.

         9. Neither the execution, delivery and performance by the Trust of the Operative Documents, nor the consummation by the Trust of any of the transactions contemplated thereby, requires the consent or approval of, the authorization of, the withholding of objection on the part of, the giving of notice to, the filing, registration or qualification with, or the taking of any other action in respect of, any governmental authority or agency of the State of Delaware, other than the filing of the Certificate of Trust with the Secretary of State (which Certificate of Trust has been duly filed).

         10. Neither the execution, delivery and performance by the Trust of the Trust Documents, nor the consummation by the Trust of the transactions contemplated thereby, (i) is in violation of the Declaration of Trust or of any law, rule or regulation of the State of Delaware applicable to the Trust or (ii) to the best of our knowledge, without independent investigation, violates, contravenes or constitutes a default under, or results in a breach of or in the creation of any lien (other than as permitted by the Operative Documents) upon any property of the Trust under any indenture, mortgage, chattel mortgage, deed of trust, conditional sales contract, bank loan or credit agreement, license or other agreement or instrument to which the Trust is a party or by which it is bound.

         11. Assuming that the Trust will not be taxable as a corporation for federal income tax purposes, but rather will be classified for such purposes as a grantor trust under Subpart E, Part I of Subchapter J of the Internal Revenue Code of 1986, as amended, the Trust will not be subject to any tax, fee or governmental charge under the laws of the State of Delaware.

         The opinions expressed in paragraph 4, 5, 6, 7 and 8 above are subject, as to enforcement, to the effect upon the Declaration of Trust of (i) bankruptcy, insolvency, moratorium, receivership, reorganization, liquidation, fraudulent conveyance and transfer, and other similar laws relating to or affecting the rights and remedies of creditors generally, (ii) principles of equity, including applicable law relating to fiduciary duties (regardless of whether considered and applied in a proceeding in equity or at law), and (iii) the effect of applicable public policy on the enforceability of provisions relating to indemnification or contribution.

         We consent to your relying as to matters of Delaware law upon this opinion in connection with the Placement Agreement. We also consent to Lewis, Rice & Fingersh, L.C.'s and Stinson Morrison Hecker LLP's relying as to matters of Delaware law upon this opinion in connection with opinions to be rendered by them on the date hereof pursuant to the Placement Agreement.

         Except as stated above, without our prior written consent, this opinion may not be furnished or quoted to, or relied upon by, any other Person for any purpose.

                                            Very truly yours,

                                   SCHEDULE A
                                   ----------

Wilmington Trust Company

FTN Financial Capital Markets

Keefe, Bruyette & Woods, Inc.

First Tennessee Bank National Association

First Banks, Inc.

                                   EXHIBIT B-3
                                   -----------

                           FORM OF TAX COUNSEL OPINION
                           ---------------------------


First Banks, Inc.
600 James S. McDonnell Boulevard
Hazelwood, Missouri  63042

First Bank Statutory Trust III
c/o First Banks, Inc.
600 James S. McDonnell Boulevard
Hazelwood, Missouri  63042

FTN Financial Capital Markets
845 Crossover Lane, Suite 150
Memphis, Tennessee  38117

Keefe, Bruyette & Woods, Inc.
787 7th Avenue
4th Floor
New York, New York 10019

Ladies and Gentlemen:

         We have acted as special tax counsel to First Banks, Inc. and to First Bank Statutory Trust III in connection with the proposed issuance of (i) Floating Rate Capital Securities, liquidation amount $1,000.00 per Capital
Security (the "Capital Securities") of First Bank Statutory Trust III, a statutory business trust created under the laws of Delaware (the "Trust"), pursuant to the terms of the Amended and Restated Declaration of Trust dated as of the date hereof by First Banks, Inc., a Missouri corporation (the "Company"), Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Peter D. Wimmer, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators (the "Trust Agreement"), (ii) Junior Subordinated Deferrable Interest Debentures (the "Corresponding Debentures") of the Company issued pursuant to the terms of an Indenture dated as of the date hereof from the Company to Wilmington Trust Company, as trustee (the "Indenture"), which Debentures are to be sold by the Company to the Trust, and (iii) the Guarantee Agreement of the Company with respect to the Capital Securities dated as of the date hereof (the "Guarantee") between the Company and Wilmington Trust Company, as guarantee trustee.

         We have examined originals or copies, certified or otherwise identified to our satisfaction, of documents, corporate records and other instruments as we have deemed necessary or appropriate for purposes of this opinion including (i) the Indenture, (ii) the form of the Corresponding Debentures attached as an exhibit to the Indenture, (iii) the Trust Agreement, (iv) the Guarantee, and (v) the forms of Capital Securities Certificate attached as an exhibit to the Trust Agreement (collectively the "Documents"). Furthermore, we have relied upon certain representations made by the Company and upon the opinion of Richards, Layton & Finger, P.A. as to certain matters of Delaware law. In such examination, we have assumed the authenticity of all documents submitted to us as originals, the conformity to original documents of all documents submitted to us as certified or photostatic copies, the authenticity of the originals of such latter documents, the genuineness of all signatures and the correctness of all representations made therein. We have further assumed that there are no agreements or understandings contemplated therein other than those contained in the Documents.

         Based upon the foregoing, and assuming (i) that the final Documents will be substantially identical to the forms examined, (ii) full compliance with all the terms of the final Documents, and (iii) the accuracy of representations made by the Company and delivered to us, we are of the opinion that:

         (a)      The   Corresponding   Debentures   will   be   classified   as
                  indebtedness of the Company for U.S. federal income tax purposes.

         (b) The Trust will be characterized as a grantor trust and not as an association taxable as a corporation for U.S. federal income tax purposes.

         The opinions expressed above are based on existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing Treasury regulations, published interpretations by the Internal Revenue Service of the Code and such Treasury regulations, and existing court decisions, any of which could be changed at any time. Any such changes may or may not be retroactively applied, and may result in federal income tax consequences that differ from those reflected in the opinions set forth above. We note that there is no authority directly on point dealing with securities such as the Capital
Securities or with transactions of the type described herein, and that the authorities on which this opinion is based are subject to various interpretations. Further, you should be aware that opinions of counsel have no official status and are not binding on the Internal Revenue Service or the courts. Accordingly, we can provide no assurance that the interpretation of the federal income tax laws set forth in our opinions will prevail if challenged by the IRS in an administrative or judicial proceeding.

         We have also assumed that each transaction contemplated herein will be carried out strictly in accordance with the Documents. Any variance in the facts may result in Federal income tax consequences that differ from those reflected in the opinions set forth above.

         Additionally, we undertake no obligation to update this opinion in the event there is either a change in the legal authorities, in the facts (including the taking of any action by any party to any of the transactions described in the Documents relating to such transactions) or in the Documents on which this opinion is based, or an inaccuracy in any of the representations upon which we have relied in rendering this opinion.

         We express no opinion with respect to any matter not specifically addressed by the foregoing opinions, including state or local tax consequences, or any federal, state, or local issue not specifically referred to and discussed above including, without limitation, the effect on the matters covered by this opinion of the laws of any other jurisdiction.

         This letter is delivered for the benefit of the specified addressees and may not be relied upon by any other person. No portion of this letter may be quoted or otherwise referred to in any document or delivered to any other person or entity without the express written consent of Lewis, Rice & Fingersh, L.C. This opinion letter is rendered as of the date set forth above.

                                                    Very truly yours,

                                                    LEWIS, RICE & FINGERSH, L.C.

Lewis, Rice & Fingersh, L.C.
500 N. Broadway, Suite 2000
St. Louis, Missouri  63102
Attention:  Lawrence H. Weltman, Esq.


     Re: Representations Concerning the Issuance of Junior Subordinated Deferrable Interest Debentures (the "Debentures") to First Bank Statutory Trust III (the "Trust") and Sale of Trust Securities (the "Trust Securities") of the Trust

Ladies and Gentlemen:

         In accordance with your request, First Banks, Inc. (the "Company") hereby makes the following representations in connection with the preparation of your opinion letter as to the United States federal income tax consequences of the issuance by the Company of the Debentures to the Trust and the sale of the Trust Securities.

         Company hereby represents that:

         1. The sole assets of the Trust will be the Debentures, any interest paid on the Debentures to the extent not distributed, proceeds of the Debentures, or any of the foregoing.

         2. The Company intends to use the net proceeds from the sale of the Debentures for general corporate purposes.

         3. The Trust was not formed to conduct any trade or business and is not authorized to conduct any trade or business. The Trust exists for the exclusive purposes of (i) issuing and selling the Trust Securities, (ii) using the proceeds from the sale of Trust Securities to acquire the Debentures, and
(iii) engaging only in activities necessary or incidental thereto.

         4. The Trust was formed to facilitate direct investment in the assets of the Trust, and the existence of multiple classes of ownership is incidental to that purpose. There is no intent to provide holders of such interests in the Trust with diverse interests in the assets of the Trust.

         5. The Company intends to create a debtor-creditor relationship between the Company, as debtor, and the Trust, as a creditor, upon the issuance and sale of the Debentures to the Trust by the Company. The Company will (i) record and at all times continue to reflect the Debentures as indebtedness on its separate books and records for financial accounting purposes, and (ii) treat the Debentures as indebtedness for all United States tax purposes.

         6. During each year, the Trust's income will consist solely of payments made by the Company with respect to the Debentures. Such payments will not be derived from the active conduct of a financial business by the Trust. Both the Company's obligation to make such payments and the measurement of the amounts payable by the Company are defined by the terms of the Debentures. Neither the Company's obligation to make such payments nor the measurement of the amounts payable by the Company is dependent on income or profits of Company or any affiliate of the Company.

         7. The Company expects that it will be able to make, and will make, timely payment of amounts identified by the Debentures as principal and interest in accordance with the terms of the Debentures with available capital or accumulated earnings.

         8. The Company presently has no intention to defer interest payments on the Debentures, and it considers the likelihood of such a deferral to be remote because, if it were to exercise its right to defer payments of interest with respect to the Debentures, it would not be permitted to declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any capital stock of the Company or any affiliate of the Company (other than payments of dividends or distributions to the Company) or make any payment of principal of or interest or premium, if any, on or repay, repurchase, or redeem any debt securities of the Company or any affiliate of the Company that rank pari passu in all respects with or junior in interest to the Debentures, in each case subject to limited exceptions stated in
Section 2.11 of the Indenture to be entered into in connection with the issuance of the Debentures.

         9. Immediately after the issuance of the Debentures, the debt-to-equity ratio of the Company (as determined for financial accounting purposes, but excluding deposit liabilities from the Company's debt) will be within standard depository institution industry norms and, in any event, will be no higher than four to one (4 : 1).

         10. To the best of our knowledge, the Company is currently in compliance with all federal, state, and local capital requirements, except to the extent that failure to comply with any such requirements would not have a material adverse effect on the Company and its affiliates.

         11. The Company will not issue any class of common stock or preferred stock senior to the Debentures during their term.

         12. The Internal Revenue Service has not challenged the interest deduction on any class of the Company's subordinated debt in the last ten (10) years on the basis that such debt constitutes equity for federal income tax purposes.

         The above representations are accurate as of the date below and will continue to be accurate through the issuance of the Trust Securities, unless you are otherwise notified by us in writing. The undersigned understands that you will rely on the foregoing in connection with rendering certain legal opinions, and possesses the authority to make the representations set forth in this letter on behalf of the Company.

                                             Very truly yours,

                                             FIRST BANKS, INC.


Date: November 22, 2004                      By:  ______________________________

                                             Title: ____________________________

                                    EXHIBIT C
                                    ---------

                            SIGNIFICANT SUBSIDIARIES
                            ------------------------

The San Francisco Company

First Bank

                                    EXHIBIT D
                                    ---------

                            FORM OF QUARTERLY REPORT
                            ------------------------


First Tennessee Bank National Association
845 Crossover Lane, Suite 150
Memphis, Tennessee  38117
Attention:  David Work

BANK HOLDING COMPANY
As of [March 31, June 30, September 30 or December 31], 20__

Tier 1 to Risk Weighted Assets                                     _________%

Ratio of Double Leverage                                           _________%

Non-Performing Assets to Loans and OREO                            _________%

Ratio of Reserves to Non-Performing Loans                          _________%

Ratio of Net Charge-Offs to Loans                                  _________%

Return on Average Assets (annualized)**                            _________%

Net Interest Margin (annualized)**                                 _________%

Efficiency Ratio                                                   _________%

Ratio of Loans to Assets                                           _________%

Ratio of Loans to Deposits                                         _________%

Total Assets                                                      $__________

Year to Date Income                                               $__________

-------------------
*A table describing the quarterly report calculation procedures is provided on page D-2

** To  annualize  Return  on  Average  Assets  and Net Interest Margin do the
   following:
1st Quarter-multiply income statement item by 4, then divide by balance sheet item(s)
2nd Quarter-multiply income statement item by 2,then divide by balance sheet item(s)
3rd Quarter-divide income statement item by 3,then multiply by 4, then divide by balance sheet item(s)
4th Quarter-should already be an annual number
NO ADJUSTMENT SHOULD BE MADE TO BALANCE SHEET ITEMS


                                                     Financial Definitions


----------------------- --------------------------------------------------  ---------------------------------------------------
Report Item             Corresponding  FRY-9C or LP Line  Items with Line
                        Item corresponding Schedules                        Description of Calculation
----------------------- --------------------------------------------------  ---------------------------------------------------
"Tier  1  Capital"  to  BHCK7206                                            Tier  1  Risk  Ratio:   Core  Capital   (Tier  1)/
Risk Weighted Assets    Schedule HC-R                                       Risk-Adjusted Assets
----------------------- -------------------------------------------------- ---------------------------------------------------
Ratio    of     Double  (BHCP0365)/(BHCP3210)                               Total equity  investments in subsidiaries  divided
Leverage                Schedule PC  in the LP                              by  the  total  equity  capital.   This  field  is
                                                                            calculated   at   the   parent    company   level.
                                                                            "Subsidiaries"    include   bank,   bank   holding
                                                                            company, and nonbank subsidiaries.
----------------------- --------------------------------------------------  ---------------------------------------------------
Non-Performing  Assets  (BHCK5525-BHCK3506+BHCK5526-BHCK3507+BHCK2744)/     Total Nonperforming Assets  (NPLs+Foreclosed  Real
to Loans and OREO       (BHCK2122+BHCK2744)                                 Estate+Other  Nonaccrual  &  Repossessed  Assets)/
                        Schedules HC-C, HC-M & HC-N                         Total Loans + Foreclosed Real Estate
----------------------- --------------------------------------------------  ---------------------------------------------------
Ratio of  Reserves  to  (BHCK3123+BHCK3128)/(BHCK5525-BHCK3506+BHCK5526-    Total Loan  Loss   and   Allocated   Transfer  Risk
Non-Performing Loans    BHCK3507)                                           Reserves/ Total  Nonperforming  Loans (Nonaccrual +
                        Schedules HC & HC-N                                 Restructured)
----------------------- --------------------------------------------------  ---------------------------------------------------
Ratio      of      Net  (BHCK4635-BHCK4605)/(BHCK3516)                      Net charge offs for the period as a  percentage  of
Charge-Offs to Loans    Schedules HI-B & HC-K                               average loans.
----------------------- --------------------------------------------------  ---------------------------------------------------
Return on Assets        (BHCK4340/BHCK3368)                                 Net Income as a percentage of Assets.
                        Schedules HI & HC-K
----------------------- --------------------------------------------------  ---------------------------------------------------
Net Interest Margin     (BHCK4519)/(BHCK3515+BHCK3365+BHCK3516+BHCK3401+    (Net Interest Income Fully  Taxable Equivalent,  if
                        BHCK985)                                             available / Average Earning Assets)
                        Schedules HI Memorandum and HC-K
----------------------- --------------------------------------------------  ---------------------------------------------------
Efficiency Ratio        (BHCK4093)/(BHCK4519+BHCK4079)                      (Noninterest   Expense)/   (Net  Interest    Income
                        Schedule HI                                         Fully  Taxable  Equivalent,   if  available,   plus
                                                                            Noninterest Income)
----------------------- --------------------------------------------------  ---------------------------------------------------
Ratio   of   Loans  to  (BHCKB528+BHCK5369)/BHCK2170)                       Total  Loans & Leases  (Net of  Unearned   Income &
Assets                  Schedule HC                                         Gross of Reserve)/ Total Assets
----------------------- --------------------------------------------------  ---------------------------------------------------
Ratio   of   Loans  to  (BHCKB528+BHCK5369)/(BHDM6631+BHDM6636+BHFN6631+    Total  Loans & Leases  (Net  of  Unearned  Income &
Deposits                BHFN6636)                                           Gross  of  Reserve)/   Total   Deposits   (Includes
                        Schedule HC                                         Domestic and Foreign Deposits)
----------------------- --------------------------------------------------  ---------------------------------------------------
Total Assets            (BHCK2170)                                          The  sum   of  total  assets.   Includes  cash  and
                        Schedule HC                                         balances   due    from   depository   institutions;
                                                                            securities;  federal  funds  sold  and   securities
                                                                            purchased  under  agreements  to resell;  loans and
                                                                            lease   financing   receivables;  trading   assets;
                                                                            premises and fixed assets; other real estate owned;
                                                                            investments  in   unconsolidated  subsidiaries  and
                                                                            associated   companies;   customer's  liability  on
                                                                            acceptances  outstanding;  intangible  assets;   and
                                                                            other assets.

----------------------- --------------------------------------------------  ---------------------------------------------------
Net Income              (BHCK4300)                                          The   sum of  income  (loss)  before  extraordinary
                        Schedule HI                                         items   and  other  adjustments  and  extraordinary
                                                                            items;   and  other  adjustments,   net  of  income
                                                                            taxes.
----------------------- --------------------------------------------------  ---------------------------------------------------

                                First Banks, Inc.
                               Disclosure Schedule
                                     to the
                               Placement Agreement


     Section  5.10 Subsidiaries  of  the  Company - All issued  and  outstanding
                   ------------------------------
     common stock of The San Francisco Company, a wholly owned subsidiary of the Company, and First Bank, a wholly owned subsidiary of The San Francisco Company, has been pledged to Wells Fargo Bank, National Association as the Agent for the ratable benefit of certain lenders pursuant to the terms of that certain Secured Credit Agreement dated as of August 14, 2003 among the Company, the Lenders signatory thereto and the Agent, as amended by that certain First Amendment to Secured Credit Agreement dated as of August 12, 2004 (the "Credit Agreement").


     Section  5.16 Regulatory Enforcement Matters - Pursuant to the terms of the
                   ------------------------------
     Credit Agreement, the Company has agreed not to pay any dividends on its common stock and is limited as to the amount of any dividend paid on its preferred stock during any 12 month period.

                                                                    Exhibit 4.39

         FLOATING RATE JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE

         THIS SECURITY IS NOT A SAVINGS ACCOUNT OR DEPOSIT AND IT IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION.

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER
APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE COMPANY, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR, FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING AN AGGREGATE PRINCIPAL AMOUNT OF NOT LESS THAN $100,000.00 AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING AN AGGREGATE PRINCIPAL AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         IN  CONNECTION  WITH ANY  TRANSFER,  THE  HOLDER  WILL  DELIVER  TO THE
REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE INDENTURE TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

         Floating Rate Junior Subordinated Deferrable Interest Debenture

                                       of

                                First Banks, Inc.

                                November 23, 2004

         First Banks, Inc., a Missouri corporation (the "Company" which term includes any successor Person under the Indenture hereinafter referred to), for value received promises to pay to Wilmington Trust Company, not in its individual capacity but solely as Institutional Trustee for First Bank Statutory Trust III (the "Holder") or registered assigns, the principal sum of forty-one million two hundred thirty-eight thousand dollars ($41,238,000.00) on December 15, 2034, and to pay interest on said principal sum from November 23, 2004, or from the most recent Interest Payment Date (as defined below) to which interest has been paid or duly provided for, quarterly (subject to deferral as set forth herein) in arrears on March 15, June 15, September 15 and December 15 of each year or if such day is not a Business Day, then the next succeeding Business Day (each such date, an "Interest Payment Date") (it being understood that interest accrues for any such non-Business Day), commencing on the Interest Payment Date in March 2005, at an annual rate equal to 4.54% beginning on (and including) the date of original issuance and ending on (but excluding) the Interest Payment Date in March 2005 and at an annual rate for each successive period beginning on (and including) the Interest Payment Date in March 2005, and each succeeding
Interest Payment Date, and ending on (but excluding) the next succeeding Interest Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.18% (the "Coupon Rate"), applied to the principal amount hereof, until the principal hereof is paid or duly provided for or made available for payment, and on any overdue principal and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest (including Additional Interest) at the Interest Rate in effect for each applicable period, compounded quarterly, from the dates such amounts are due until they are paid or made available for payment. The amount of interest payable for any period will be computed on the basis of the actual number of days in the Distribution Period concerned divided by 360. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Debenture (or one or more Predecessor Securities) is registered at the close of business on the regular record date for such interest installment, which shall be five Business Days prior to the day on which the relevant Interest Payment Date occurs. Any such interest installment not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such regular record date and may be paid to the Person in whose name this Debenture (or one or more Predecessor Securities) is registered at the close of business on a special record date.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period.

         The Interest Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Debentures will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         The principal of and interest on this Debenture shall be payable at the office or agency of the Trustee (or other paying agent appointed by the Company) maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made by check
               --------   -------
mailed to the registered holder at such address as shall appear in the Debenture Register if a request for a wire transfer by such holder has not been received by the Company or by wire transfer to an account appropriately designated by the holder hereof. Notwithstanding the foregoing, so long as the holder of this Debenture is the Institutional Trustee, the payment of the principal of and interest on this Debenture will be made in immediately available funds at such place and to such account as may be designated by the Trustee.

         So  long  as  no  Extension  Event  of  Default  has  occurred  and  is continuing, the Company shall have the right, from time to time, and without causing an Event of Default, to defer payments of interest on the Debentures by extending the interest payment period on the Debentures at any time and from time to time during the term of the Debentures, for up to 20 consecutive quarterly periods (each such extended interest payment period, an "Extension Period"), during which Extension Period no interest (including Additional
Interest) shall be due and payable (except any Additional Sums that may be due and payable). No Extension Period may end on a date other than an Interest Payment Date. During an Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Interest Rate in effect for such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). At the end of any such Extension Period the
           --------------------
Company shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no
                                                   --------   -------
Extension Period may extend beyond the Maturity Date; provided further, however,
                                                      -------- -------  -------
that during any such Extension Period, the Company shall not and shall not permit any Affiliate to engage in any of the activities or transactions described on the reverse side hereof and in the Indenture. Prior to the termination of any Extension Period, the Company may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. The Company must give the Trustee notice of its election to begin or extend an Extension Period by the close of business at least 5 Business Days prior to the Interest Payment Date with respect to which interest on the Debentures would have been payable except for the election to begin or extend such Extension Period.

         The indebtedness evidenced by this Debenture is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness, and this Debenture is issued subject to the provisions of the Indenture with respect thereto. Each holder of this Debenture, by accepting the same, (a) agrees to and shall be bound by such provisions, (b) authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided and (c) appoints the Trustee his or her attorney-in-fact for any and all such purposes. Each holder hereof, by his or her acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

         This Debenture shall not be entitled to any benefit under the Indenture hereinafter referred to, be valid or become obligatory for any purpose until the certificate of authentication hereon shall have been signed by or on behalf of the Trustee.

         The provisions of this Debenture are continued on the reverse side hereof and such provisions shall for all purposes have the same effect as though fully set forth at this place.

       IN WITNESS WHEREOF, the Company has duly executed this certificate.

                                           FIRST BANKS, INC.


                                           By /s/    Allen H. Blake
                                              ----------------------------------
                                              Name:  Allen H. Blake
                                              Title: President and
                                                     Chief Executive Officer

                          CERTIFICATE OF AUTHENTICATION
                          -----------------------------

         This is one of the Debentures referred to in the within-mentioned Indenture.

                                           WILMINGTON TRUST COMPANY, as Trustee


                                           By:/s/ Chrisopher J. Monigle
                                              ----------------------------------
                                                  Authorized Officer

                              REVERSE OF DEBENTURE

         This Debenture is one of the floating rate junior subordinated deferrable interest debentures of the Company, all issued or to be issued under and pursuant to the Indenture dated as of November 23, 2004 (the "Indenture"), duly executed and delivered between the Company and the Trustee, to which Indenture reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the holders of the Debentures. The Debentures are limited in aggregate principal amount as specified in the Indenture.

         Upon the occurrence and continuation of a Special Event prior to the Interest Payment Date in December 2009, the Company shall have the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, within 120 days following the occurrence of such Special Event, at the Special Redemption Price.

         In addition, the Company shall have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000.00, on any Interest Payment Date on or after the Interest Payment Date in December 2009, at the Redemption Price.

         Prior to 10:00 a.m. New York City time on the Redemption Date or Special Redemption Date, as applicable, the Company will deposit with the Trustee or with one or more paying agents an amount of money sufficient to redeem on the Redemption Date or the Special Redemption Date, as applicable, all the Debentures so called for redemption at the appropriate Redemption Price or Special Redemption Price.

         If all, or less than all, the Debentures are to be redeemed, the Company will give the Trustee notice not less than 45 nor more than 60 days, respectively, prior to the Redemption Date or Special Redemption Date, as applicable, as to the aggregate principal amount of Debentures to be redeemed and the Trustee shall select, in such manner as in its sole discretion it shall deem appropriate and fair, the Debentures or portions thereof (in integral multiples of $1,000.00) to be redeemed.

         Notwithstanding the foregoing, any redemption of Debentures by the Company shall be subject to the receipt of any and all required regulatory approvals.

         In case an Event of Default described in Section 5.1(a), (d) or (e) of the Indenture shall have occurred and be continuing, upon demand of the Trustee, the principal of all of the Debentures shall become due and payable in the manner, with the effect and subject to the conditions provided in the Indenture.

         The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of not less than a majority in aggregate principal amount of the Debentures at the time outstanding, to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debentures; provided, however, that no such supplemental indenture shall without the consent of the holders of each Debenture then outstanding and affected thereby (i) change the fixed maturity of any Debenture, or reduce the principal amount thereof or any premium thereon, or reduce the rate or extend the time of payment of interest thereon, or reduce any amount payable on redemption thereof or make the principal thereof or any interest or premium thereon payable in any coin or currency other than that provided in the Debentures, or impair or affect the right of any Securityholder to institute suit for payment thereof or impair the right of repayment, if any, at the option of the holder, or (ii) reduce the aforesaid percentage of Debentures the holders of which are required to consent to any such supplemental indenture.

         The Indenture also contains provisions permitting the holders of a majority in aggregate principal amount of the Debentures at the time outstanding on behalf of the holders of all of the Debentures to waive (or modify any previously granted waiver of) any past default or Event of Default, and its consequences, except a default (a) in the payment of principal of, premium, if any, or interest on any of the Debentures, (b) in respect of covenants or provisions hereof or of the Indenture which cannot be modified or amended without the consent of the holder of each Debenture affected, or (c) in respect of the covenants contained in Section 3.9 of the Indenture; provided, however, that if the Debentures are held by the Trust or a trustee of such trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in Liquidation Amount of Trust Securities of the Trust shall have consented to such waiver or modification to such waiver, provided, further, that if the consent of the holder of each outstanding Debenture is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of the Indenture and the Company, the Trustee and the holders of the Debentures shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon. Whenever any default or Event of Default hereunder shall have been waived as permitted by the Indenture, said default or Event of Default shall for all purposes of the Debentures and the Indenture be deemed to have been cured and to be not continuing.

         No reference herein to the Indenture and no provision of this Debenture or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and premium, if any, and interest, including Additional Interest, on this Debenture at the time and place and at the rate and in the money herein prescribed.

         The Company has agreed that if Debentures are initially issued to the Trust or a trustee of such Trust in connection with the issuance of Trust Securities by the Trust (regardless of whether Debentures continue to be held by such Trust) and (i) there shall have occurred and be continuing an Event of Default, (ii) the Company shall be in default with respect to its payment of any obligations under the Capital Securities Guarantee, or (iii) the Company shall have given notice of its election to defer payments of interest on the Debentures by extending the interest payment period as provided herein and such Extension Period, or any extension thereof, shall be continuing, then the Company shall not, and shall not allow any Affiliate of the Company to, (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or its Affiliates' capital stock (other than payments of dividends or distributions to the Company) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (1) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, if any, (2) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (3) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (4) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (5) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or
(6) payments under the Capital Securities Guarantee).

         The Debentures are issuable only in registered, certificated form without coupons and in minimum denominations of $100,000.00 and any multiple of $1,000.00 in excess thereof. As provided in the Indenture and subject to the transfer restrictions and limitations as may be contained herein and therein from time to time, this Debenture is transferable by the holder hereof on the Debenture Register of the Company. Upon due presentment for registration of transfer of any Debenture at the Principal Office of the Trustee or at any office or agency of the Company maintained for such purpose as provided in
Section 3.2 of the Indenture, the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in the name of the transferee or transferees a new Debenture for a like aggregate principal amount. All Debentures presented for registration of transfer or for exchange or payment shall (if so required by the Company or the Trustee or the Authenticating Agent) be duly endorsed by, or be accompanied by a written instrument or instruments of transfer in form satisfactory to, the Company and the Trustee or the Authenticating Agent duly executed by the holder or his attorney duly authorized in writing. No service charge shall be made for any exchange or registration of transfer of Debentures, but the Company or the Trustee may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection therewith.

         Prior to due presentment for registration of transfer of any Debenture, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and any Debenture registrar may deem the Person in whose name such Debenture shall be registered upon the Debenture Register to be, and may treat him as, the absolute owner of such Debenture (whether or not such Debenture shall be overdue) for the purpose of receiving payment of or on account of the principal of, premium, if any, and interest on such Debenture and for all other purposes; and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debenture registrar shall be affected by any notice to the contrary. All such payments so made to any holder for the time being or upon his order shall be valid, and, to the extent of the sum or sums so paid, effectual to satisfy and discharge the liability for moneys payable upon any such Debenture.

         No recourse for the payment of the principal of or premium, if any, or interest on any Debenture, or for any claim based thereon or otherwise in respect thereof, and no recourse under or upon any obligation, covenant or agreement of the Company in the Indenture or in any supplemental indenture, or in any such Debenture, or because of the creation of any indebtedness represented thereby, shall be had against any incorporator, stockholder, employee, officer or director, as such, past, present or future, of the Company or of any successor Person of the Company, either directly or through the Company or any successor Person of the Company, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, it being expressly understood that all such liability is hereby expressly waived and released as a condition of, and as a consideration for, the execution of the Indenture and the issue of the Debentures.

         Capitalized terms used and not defined in this Debenture shall have the meanings assigned in the Indenture dated as of the date of original issuance of this Debenture between the Trustee and the Company.

         THE INDENTURE AND THE DEBENTURES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO CONFLICT OF LAW PRINCIPLES THEREOF.

                                                                    EXHIBIT 4.40
                         FIRST BANK STATUTORY TRUST III
                                FIRST BANKS, INC.

                             SUBSCRIPTION AGREEMENT

                                November 23, 2004

           THIS SUBSCRIPTION AGREEMENT (this "Agreement") made among First Bank Statutory Trust III (the "Trust"), a statutory trust created under the Delaware Statutory Trust Act (Chapter 38 of Title 12 of the Delaware Code, 12 Del. C. ss.ss. 3801, et seq.), First Banks, Inc., a Missouri corporation, with its principal offices located at 600 James S. McDonnell Boulevard, Hazelwood, Missouri 63042 (the "Company" and, collectively with the Trust, the "Offerors"), and First Tennessee Bank National Association (the "Purchaser").

                                    RECITALS:

     A. The Trust desires to issue 40,000 of its Floating Rate Capital Securities (the "Capital Securities"), liquidation amount $1,000.00 per Capital Security, representing an undivided beneficial interest in the assets of the Trust (the "Offering"), to be issued pursuant to an Amended and Restated Declaration of Trust (the "Declaration") by and among the Company, Wilmington Trust Company ("WTC"), the administrators named therein, and the holders (as defined therein), which Capital Securities are to be guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement between the Company and WTC, as trustee (the "Guarantee"); and

     B. The proceeds from the sale of the Capital Securities will be combined with the proceeds from the sale by the Trust to the Company of its common securities, and will be used by the Trust to purchase an equivalent amount of Floating Rate Junior Subordinated Deferrable Interest Debentures of the Company (the "Debentures") to be issued by the Company pursuant to an indenture to be executed by the Company and WTC, as trustee (the "Indenture"); and

     C. In consideration of the premises and the mutual representations and covenants hereinafter set forth, the parties hereto agree as follows:

                                   ARTICLE I

                     PURCHASE AND SALE OF CAPITAL SECURITIES

     1.1. Upon the execution of this Agreement, the Purchaser hereby agrees to purchase from the Trust 40,000 Capital Securities at a price equal to $1,000.00 per Capital Security (the "Purchase Price") and the Trust agrees to sell such Capital Securities to the Purchaser for said Purchase Price. The rights and preferences of the Capital Securities are set forth in the Declaration. The Purchase Price is payable in immediately available funds on November 23, 2004, or such other business day as may be designated by the Purchaser, but in no event later than November 30, 2004 (the "Closing Date"). The Offerors shall provide the Purchaser wire transfer instructions no later than 1 day following the date hereof.

     1.2. The Placement Agreement, dated November 22, 2004 (the "Placement Agreement"), among the Offerors and the placement agents identified therein (the "Placement Agents") includes certain representations and warranties, covenants and conditions to closing and certain other matters governing the Offering. The Placement Agreement is hereby incorporated by reference into this Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under the Placement Agreement and shall be entitled to enforce the obligations of the Offerors under such Placement Agreement as fully as if the Purchaser were a party to such Placement Agreement.

     1.3. Anything herein or in the Placement Agreement notwithstanding, the Offerors acknowledge and agree that, so long as Purchaser holds some or all of the Capital Securities, the Purchaser may in its discretion from time to time transfer or sell, or sell or grant participation interests in, some or all of such Capital Securities to one or more parties, provided that any such transaction complies, as applicable, with the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and any other applicable securities laws, is pursuant to an exemption therefrom, or is otherwise not subject thereto.

                                   ARTICLE II

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

     2.1. The Purchaser understands and acknowledges that none of the Capital Securities, the Debentures or the Guarantee have been registered under the Securities Act or any other applicable securities law, are being offered for sale by the Trust in transactions not requiring registration under the Securities Act, and may not be offered, sold, pledged or otherwise transferred by the Purchaser except in compliance with the registration requirements of the Securities Act or any other applicable securities laws, pursuant to an exemption therefrom or in a transaction not subject thereto.

     2.2. The Purchaser represents and warrants that, except as contemplated under Section 1.3 hereof, it is purchasing the Capital Securities for its own account, for investment, and not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act or other applicable securities laws, subject to any requirement of law that the disposition of its property be at all times within its control and subject to its ability to resell such Capital Securities pursuant to an effective registration statement under the Securities Act or under Rule 144A or any other exemption from registration available under the Securities Act or any other applicable securities law.

     2.3. The Purchaser represents and warrants that neither the Offerors nor the Placement Agents are acting as a fiduciary or financial or investment adviser for the Purchaser.

     2.4. The Purchaser represents and warrants that it is not relying (for purposes of making any investment decision or otherwise) upon any advice, counsel or representations (whether written or oral) of the Offerors or of the Placement Agents.

     2.5. The Purchaser represents and warrants that (a) it has consulted with its own legal, regulatory, tax, business, investment, financial and accounting advisers in connection herewith to the extent it has deemed necessary, (b) it has had a reasonable opportunity to ask questions of and receive answers from officers and representatives of the Offerors concerning their respective financial condition and results of operations and the purchase of the Capital Securities, and any such questions have been answered to its satisfaction, (c) it has had the opportunity to review all publicly available records and filings concerning the Offerors and it has carefully reviewed such records and filings that it considers relevant to making an investment decision, and (d) it has made its own investment decisions based upon its own judgment, due diligence and advice from such advisers as it has deemed necessary and not upon any view expressed by the Offerors or the Placement Agents.

     2.6. The Purchaser represents and warrants that it is a "qualified institutional buyer" as defined under Rule 144A under the Securities Act. If the Purchaser is a dealer of the type described in paragraph (a)(1)(ii) of Rule 144A under the Securities Act, it owns and invests on a discretionary basis not less than U.S. $25,000,000.00 in securities of issuers that are not affiliated with it. The Purchaser is not a participant-directed employee plan, such as a 401(k) plan, or any other type of plan referred to in paragraph (a)(1)(i)(D) or
(a)(1)(i)(E) of Rule 144A, or a trust fund referred to in paragraph (a)(1)(i)(F) of Rule 144A that holds the assets of such a plan, unless investment decisions with respect to the plan are made solely by the fiduciary, trustee or sponsor of such plan.

     2.7. The Purchaser represents and warrants that on each day from the date on which it acquires the Capital Securities through and including the date on which it disposes of its interests in the Capital Securities, either (i) it is not (a) an "employee benefit plan" (as defined in Section 3(3) of the United States Employee Retirement Income Security Act of 1974, as amended ("ERISA"))
                                                                        -----
which is subject to the provisions of Part 4 of Subtitle B of Title I of ERISA, or any entity whose underlying assets include the assets of any such plan (an "ERISA Plan"), (b) any other "plan" (as defined in Section 4975(e)(1) of the
 -----------
United States  Internal  Revenue Code of 1986, as amended (the "Code")) which is
                                                                ----
subject to the provisions of Section 4975 of the Code or any entity whose underlying assets include the assets of any such plan (a "Plan"), (c) an entity
                                                          ----
whose underlying assets include the assets of any such ERISA Plan or other Plan by reason of Department of Labor regulation section 2510.3-101 or otherwise, or
(d) a governmental or church plan that is subject to any federal, state or local law which is substantially similar to the provisions of Section 406 of ERISA or
Section 4975 of the Code (a "Similar  Law");  or (ii) the purchase,  holding and
                             ------------
disposition of the Capital Securities by it will satisfy the requirements for exemptive relief under Prohibited Transaction Class Exemption ("PTCE") 84-14,
                                                                   ----
PTCE 90-1, PTCE 91-38, PTCE 95-60, PTCE 96-23 or a similar exemption, or, in the case of a plan subject to a Similar Law, will not result in a non-exempt violation of such Similar Law.

     2.8. The Purchaser represents and warrants that it is acquiring the Capital Securities as principal for its own account for investment and, except as contemplated under Section 1.3 hereof, not for sale in connection with any distribution thereof. It was not formed solely for the purpose of investing in the Capital Securities, and additional capital or similar contributions were not specifically solicited from any person owning a beneficial interest in it for the purpose of enabling it to purchase any Capital Securities. The Purchaser is not a (i) partnership, (ii) common trust fund or (iii) special trust, pension, profit sharing or other retirement trust fund or plan in which the partners, beneficiaries or participants, as applicable, may designate the particular investments to be made or the allocation of any investment among such partners, beneficiaries or participants, and except as contemplated under Section 1.3 hereof, it agrees that it shall not hold the Capital Securities for the benefit of any other person and shall be the sole beneficial owner thereof for all purposes and that it shall not sell participation interests in the Capital Securities or enter into any other arrangement pursuant to which any other person shall be entitled to a beneficial interest in the distribution on the Capital Securities. The Capital Securities purchased directly or indirectly by the Purchaser constitute an investment of no more than 40% of its assets. The Purchaser understands and agrees that any purported transfer of the Capital Securities to a purchaser which would cause the representations and warranties of Section 2.6 and this Section 2.8 to be inaccurate shall be null and void ab initio and the Offerors retain the right to resell any Capital Securities sold to non-permitted transferees.

     2.9. The Purchaser represents and warrants that it has full power and authority to execute and deliver this Agreement, to make the representations and warranties specified herein, and to consummate the transactions contemplated herein and it has full right and power to subscribe for Capital Securities and perform its obligations pursuant to this Agreement.

     2.10. The Purchaser represents and warrants that no filing with, or authorization, approval, consent, license, order, registration, qualification or decree of, any governmental body, agency or court having jurisdiction over the Purchaser, other than those that have been made or obtained, is necessary or required for the performance by the Purchaser of its obligations under this Agreement or to consummate the transactions contemplated herein.

     2.11. The Purchaser represents and warrants that this Agreement has been duly authorized, executed and delivered by the Purchaser.

     2.12. The Purchaser understands and acknowledges that the Company will rely upon the truth and accuracy of the foregoing acknowledgments, representations, warranties and agreements and agrees that, if any of the acknowledgments, representations, warranties or agreements deemed to have been made by it by its purchase of the Capital Securities are no longer accurate, it shall promptly notify the Company.

     2.13. The Purchaser understands that no public market exists for any of the Capital Securities, and that it is unlikely that a public market will ever exist for the Capital Securities.

                                   ARTICLE III

                                  MISCELLANEOUS

     3.1. Any notice or other communication given hereunder shall be deemed sufficient if in writing and sent by registered or certified mail, return receipt requested, international courier or delivered by hand against written receipt therefor, or by facsimile transmission and confirmed by telephone, to the following addresses, or such other address as may be furnished to the other parties as herein provided:

           To the Offerors:       First Banks, Inc.
                                  600 James S. McDonnell Boulevard
                                  Hazelwood, Missouri  63042
                                  Attention:  Lisa K. Vansickle
                                  Fax:  314-592-6621

           To the Purchaser:      First Tennessee Bank National Association
                                  845 Crossover Lane, Suite 150
                                  Memphis, Tennessee  38117
                                  Attention:  David Work
                                  Fax:  901-435-7983

              Unless otherwise expressly provided herein, notices shall be deemed to have been given on the date of mailing, except notice of change of address, which shall be deemed to have been given when received.

     3.2. This Agreement shall not be changed, modified or amended except by a writing signed by the parties to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by the party to be charged.

     3.3. Upon the execution and delivery of this Agreement by the Purchaser, this Agreement shall become a binding obligation of the Purchaser with respect to the purchase of Capital Securities as herein provided.

     3.4. NOTWITHSTANDING THE PLACE WHERE THIS AGREEMENT MAY BE EXECUTED BY ANY OF THE PARTIES HERETO, THE PARTIES EXPRESSLY AGREE THAT ALL THE TERMS AND PROVISIONS HEREOF SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

     3.5. The parties agree to execute and deliver all such further documents, agreements and instruments and take such other and further action as may be necessary or appropriate to carry out the purposes and intent of this Agreement.

     3.6. This Agreement may be executed in one or more counterparts each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

     3.7. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Offerors' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

                     Signatures appear on the following page

         IN WITNESS WHEREOF, this Agreement is agreed to and accepted as of the day and year first written above.


FIRST TENNESSEE BANK NATIONAL ASSOCIATION


By:/s/      David S. Work
   -------------------------------------
Print Name: David S. Work
           -----------------------------
Title:      Executive Vice President
      ----------------------------------

                                       FIRST BANKS, INC.


                                       By: /s/ Allen H. Blake
                                          --------------------------------------

                                       Name:   Allen H. Blake
                                            ------------------------------------

                                       Title:  President and Chief Executive
                                               Officer
                                             -----------------------------------

                                       FIRST BANK STATUTORY TRUST III


                                       By: /s/ Lisa K. Vansickle
                                          --------------------------------------

                                       Name:   Lisa K. Vansickle
                                             -----------------------------------

                                       Title:  Administrator

                       EXHIBIT A TO SUBSCRIPTION AGREEMENT
                       -----------------------------------

                             FORM OF TRANSFER NOTICE

                                     [DATE]
Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware  19890-1600
Attention:  Corporate Trust Administration

Dear Sir or Madam:

         The undersigned hereby notifies you of the transfer of [________] of the Capital Securities of First Bank Statutory Trust III, such transfer to be effective on [DATE OF TRANSFER]. In accordance with Section 7.9 of the Placement Agreement dated November 22, 2004 between the Offerors and the placement agents named therein (the "Placement Agreement"), periodic reports shall be delivered to [_______________] on each March 15, June 15, September 15 and December 15 during the term of the Capital Securities, commencing [___________], in the form attached thereto. Capitalized terms used in this notice and not otherwise defined shall have the meanings ascribed to such terms in the Placement Agreement.

         As the Institutional Trustee and Registrar, you are hereby instructed to notify The Depository Trust Company of the transfer of Capital Securities to [_______________], if such notification is required as a Fast Automated Securities Transfer Program Agent for DTC. The undersigned hereby certifies that this notice has been delivered to the Company, and Wilmington Trust Company has no duty or obligation to provide such notice.

                               FIRST TENNESSEE BANK NATIONAL ASSOCIATION


                               By:
                                  ----------------------------------------------
                               Name:
                                    --------------------------------------------
                               Title:
                                     -------------------------------------------




cc:      First Banks, Inc.

                                                                    Exhibit 4.41

Certificate Number P-1                                 40,000 Capital Securities
        CUSIP NO. 319278 AA 5

THIS CAPITAL SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE DECLARATION HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF THE DEPOSITORY TRUST COMPANY ("DTC") OR A NOMINEE OF DTC. THIS CAPITAL SECURITY IS EXCHANGEABLE FOR CAPITAL SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN DTC OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE DECLARATION, AND NO TRANSFER OF THIS CAPITAL SECURITY (OTHER THAN A TRANSFER OF THIS CAPITAL SECURITY AS A WHOLE BY DTC TO A NOMINEE OF DTC OR BY A NOMINEE OF DTC TO DTC OR ANOTHER NOMINEE OF DTC) MAY BE REGISTERED EXCEPT IN LIMITED CIRCUMSTANCES.

UNLESS THIS CAPITAL SECURITY IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF DTC TO FIRST BANK STATUTORY TRUST III OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CAPITAL SECURITY ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAW. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER THIS SECURITY ONLY (A) TO THE SPONSOR OR THE TRUST, (B) PURSUANT TO A REGISTRATION STATEMENT THAT HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A IN ACCORDANCE WITH RULE 144A, (D) TO A NON-U.S. PERSON IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 (AS APPLICABLE) OF REGULATION S UNDER
THE SECURITIES ACT, (E) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THIS CAPITAL SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL ACCREDITED INVESTOR FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE SPONSOR'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE SPONSOR OR THE TRUST. HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE") (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THE SECURITIES OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (I) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (II) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000.00 (100 SECURITIES) AND MULTIPLES OF $1,000.00 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF SECURITIES IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000.00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER.

         THE HOLDER OF THIS SECURITY AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

IN CONNECTION WITH ANY TRANSFER, THE HOLDER WILL DELIVER TO THE REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE DECLARATION TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

                                November 23, 2004

             Certificate Evidencing Floating Rate Capital Securities

                                       of

                         First Bank Statutory Trust III

                (liquidation amount $1,000 per Capital Security)

         First Bank Statutory Trust III, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that Cede & Co. (the "Holder") is the registered owner of capital securities of the Trust representing undivided beneficial interests in the assets of the Trust, (liquidation amount $1,000 per capital security) (the "Capital Securities"). Subject to the Declaration (as defined below), the Capital Securities are transferable on the books and records of the Trust in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer. The Capital Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust dated as of November 23, 2004, among Peter D. Wimmer, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Capital Securities as set forth in Annex I to such amended and restated declaration as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

         Upon receipt of this Security, the Holder is bound by the Declaration and is entitled to the benefits thereunder.

         By acceptance of this Security, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Capital Securities as evidence of beneficial ownership in the Debentures.

         This Capital Security is governed by, and construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

                       Signature appears on following page

         IN WITNESS WHEREOF, the Trust has duly executed this certificate.

                                             FIRST BANK STATUTORY TRUST III



                                             By:/s/     Lisa K. Vansickle
                                                --------------------------------
                                                 Name:  Lisa K. Vansickle
                                                 Title: Administrator

                          CERTIFICATE OF AUTHENTICATION

         This   is  one  of  the   Capital   Securities   referred   to  in  the
within-mentioned Declaration.


                                             WILMINGTON TRUST COMPANY,
                                             as the Institutional Trustee


                                             By: /s/ Christopher J. Monigle
                                                --------------------------------
                                                     Authorized Officer

                           REVERSE OF CAPITAL SECURITY

         Distributions payable on each Capital Security will be payable at an annual rate equal to 4.54% beginning on (and including) the date of original issuance and ending on (but excluding) the Distribution Payment Date in March 2005 and at an annual rate for each successive period beginning on (and including)  the  Distribution  Payment Date in March 2005,  and each  succeeding
Distribution Payment Date, and ending on (but excluding) the next succeeding Distribution Payment Date (each a "Distribution Period"), equal to 3-Month LIBOR, determined as described below, plus 2.18% (the "Coupon Rate"), applied to the stated liquidation amount of $1,000.00 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee. Distributions in arrears will bear interest thereon compounded quarterly at the Distribution Rate (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions and any such compounded distributions unless otherwise noted. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available therefor. As used herein, "Determination Date" means the date that is two London Banking Days (i.e., a business day in which dealings in deposits in U.S. dollars are transacted in the London interbank market) preceding the commencement of the relevant Distribution Period. The amount of the Distribution payable for any Distribution Period will be calculated by applying the
Distribution Rate to the stated liquidation amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

         "3-Month LIBOR" as used herein, means the London interbank offered interest rate for three-month U.S. dollar deposits determined by the Debenture Trustee in the following order of priority: (i) the rate (expressed as a percentage per annum) for U.S. dollar deposits having a three-month maturity that appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date ("Telerate Page 3750" means the display designated as "Page 3750" on the Dow Jones Telerate Service or such other page as may replace Page 3750 on that service or such other service or services as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying London interbank offered rates for U.S. dollar deposits); (ii) if such rate cannot be identified on the related Determination Date, the Debenture Trustee will request the principal London offices of four leading banks in the London interbank market to provide such banks' offered quotations (expressed as percentages per annum) to prime banks in the London interbank market for U.S. dollar deposits having a three-month maturity as of 11:00 a.m. (London time) on such Determination Date. If at least two quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; (iii) if fewer than two such quotations are provided as requested in clause (ii) above, the Debenture Trustee will request four major New York City banks to provide such banks' offered quotations (expressed as percentages per annum) to leading European banks for loans in U.S. dollars as of 11:00 a.m. (London time) on such Determination Date. If at least two such quotations are provided, 3-Month LIBOR will be the arithmetic mean of such quotations; and (iv) if fewer than two such quotations are provided as requested in clause (iii) above, 3-Month LIBOR will be a 3-Month LIBOR determined with respect to the Distribution Period immediately preceding such current Distribution Period. If the rate for U.S. dollar deposits having a three-month maturity that initially appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the related Determination Date is superseded on the Telerate Page 3750 by a corrected rate by 12:00 noon (London time) on such Determination Date, then the corrected rate as so substituted on the applicable page will be the applicable 3-Month LIBOR for such Determination Date.

         The Distribution Rate for any Distribution Period will at no time be higher than the maximum rate then permitted by New York law as the same may be modified by United States law.

         All percentages resulting from any calculations on the Capital Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward)).

         Except as otherwise described below, Distributions on the Capital Securities will be cumulative, will accrue from the date of original issuance and will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year or if any such day is not a Business Day, then the next succeeding Business Day (each such day, a "Distribution Payment Date"), commencing on the Distribution Payment Date in March 2005. The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures, so long as no Extension Event of Default has occurred and is continuing, by extending the interest payment period for up to 20 consecutive quarterly periods (each an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable. During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest will accrue at an annual rate equal to the Distribution Rate in effect for each such Extension Period, compounded quarterly from the date such interest would have been payable were it not for the Extension Period, to the extent permitted by law (such interest referred to herein as "Additional Interest"). No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all interest then accrued and unpaid on the Debentures (together with Additional Interest thereon); provided, however, that no Extension Period may extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided that such period together with all such previous and further consecutive extensions thereof shall not exceed 20 consecutive quarterly periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all accrued and unpaid interest and Additional Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Additional Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest. During any Extension Period, Distributions on the Capital Securities shall be deferred for a period equal to the Extension Period. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         The  Capital   Securities  shall  be  redeemable  as  provided  in  the
Declaration.

                                   ASSIGNMENT

FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security Certificate to:

--------------------------------------------------------------------------------


(Insert assignee's social security or tax identification number)
                                                                ----------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



(Insert address and zip code of assignee) and irrevocably appoints


--------------------------------------------------------------------------------



agent to transfer this Capital Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.

Date:
     ---------------------------------------

Signature:
          ----------------------------------

(Sign exactly as your name appears on the other side of this Capital Security Certificate)

Signature Guarantee:1





























----------------------------------

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

                                                                   Exhibit 10.10

             First Banks, Inc. Executive Incentive Compensation Plan

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

ELIGIBLE PARTICIPANTS

The Chairman of the Board of First Banks, Inc. will annually determine those eligible to participate in the Plan. Aside from the CEO, the Plan is designed for the handful of executive officers whose impact is felt in every region and business unit of the company and whose contribution to the organization's success is difficult to measure by objective criteria alone. Although it is anticipated that individuals such as the CFO, COO, CCO, Director of Sales and Marketing, Director of Operations, and Director of Technology would be eligible participants, the Chairman of the Board retains full discretion to determine eligibility in the Plan. Lineal descendants of James F. Dierberg and their spouses are not eligible to participate in the Plan, regardless of position.

Employees who are hired or promoted into eligible positions between January 1st and August 31st of the Plan Year will be considered for participation on a prorated basis.

INCENTIVE COMPENSATION FUNDING

Funding of incentive compensation is based on the weighted average Return On Equity (ROE) for First Banks, Inc. For the CEO, the weighted average ROE is defined as the current plan year ROE times 60% plus the preceding year's ROE times 25% plus the ROE two years prior times 15%. For all other participants, the weighted average ROE is defined as the current plan year ROE times 75% plus the preceding year's ROE times 25%. For purposes of this Plan, ROE is calculated using the net income and equity as reported in the company's annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, except that (1) equity does not include unrealized gain or loss on derivatives; and (2) extraordinary gain on the sale of branches, business lines, or other assets that would otherwise represent 5% or more of net income shall be excluded for purposes of calculating ROE for purposes of the Plan.

There are separate funding formulae for the CEO and all other participants, as outlined below. If the weighted average ROE is less than Threshold (12.5%), no incentive amount will be generated.

CEO Funding Formula:
--------------------
40(weighted average ROE)(100) - 12.5)(CEO's annual base salary at end of plan year). Incentive may not exceed 300% of salary.

Other Participants Funding Formula:
-----------------------------------
30((weighted average ROE)(100) - 12.5)0.8(total of all participants' annual base salaries at end of plan year). Incentive may not exceed 150% of salary.

See the Attachment to the Executive Incentive Plan: Incentive Funding, for a graphical representation of the formulas.

INCENTIVE COMPENSATION DISTRIBUTION

Distributions of incentive funds, if any, are handled separately for the CEO and all other participants. For the CEO, the amount funded under the incentive formula outlined above will be the amount distributed to the CEO, unless determined otherwise by the Board of Directors.

For executives other than the CEO, the funding generated by the incentive formula outlined above is the Incentive Pool. Absent special circumstances outlined later, the amount of funds in the Incentive Pool will be the total amount distributed to participants.

The funds in the Incentive Pool will be distributed among the participants proportionately based on the ratio of each participant's annual base salary at the end of the Plan Year to the aggregate of all participants' annual base salaries at the end of the Plan Year, provided however, that the CEO may exercise discretion in awarding a greater or lesser amount to any one or more participants, such that the total amount funded is ultimately awarded among all participants. Such discretion will be exercised based on the CEO's best judgment as to the relative contributions (or lack thereof) made by each participant toward improving ROE during the Plan Year.

NEW PARTICIPANTS

The funding and distributions for individuals who become participants between January 1st and August 31st of the Plan Year will be prorated for the number of full months during such year that they are participants. There shall be no funding or distribution for individuals who become participants after August 31st of the Plan Year.

SPECIAL CIRCUMSTANCES

1. Significant Extraordinary Items. Significant extraordinary items may be taken into consideration and such adjustments made (upward or downward) as deemed appropriate by the Board of Directors.

2. Participant Receives Performance Rating Below "Achieves Performance Requirements." The CEO has the discretion to reduce the funding of the Incentive Pool if one or more participants receive a performance review below "Achieves Performance Requirements" (or equivalent). The funding may be reduced up to an amount equal to the reduction in distribution to the executive(s) failing to receive a "Achieves Performance Requirements" review or better. The purpose of this provision is to prevent distortions that might otherwise occur if one or more executives received little or no distribution and the total amount of funding had to be allocated among the remaining participants.

3. Fewer than Three Participants aside from the CEO. If for any reason there are fewer than three participants in the Plan other than the CEO, the Chairman of the Board has the discretion to increase or decrease the total funding up to 20% of the participants' total salaries.

SALARY AND EMPLOYEE BENEFIT ADMINISTRATION

Payments made pursuant to the Plan will not be used in determining benefit levels under any employee benefits program.

PAYMENT DATE

Payments will be made to eligible participants as soon as practical following the close of the Plan Year and the determination of financial results. Participants must be employed by First Banks, Inc., its Subsidiaries or Affiliates on the date that payments are made, unless payment is required earlier under applicable State laws or regulations.

TERMINATION

Those participants whose employment is terminated during the Plan Year due to retirement, death or disability are eligible to be considered for an award at such time as other award determinations are made. Such awards, if any, will be prorated through the date of termination and are payable at the time all other awards under this Plan are made. Participants who voluntarily terminate during the Plan Year, or whose employment is terminated involuntarily for any reason, are not eligible to receive an award under the Plan.

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

PLAN AMENDMENTS

The Board of Directors may amend or terminate the Plan at any time.

EFFECTIVE DATE

The foregoing has been approved by the Board of Directors, effective January 1, 2004.

                                                                   Exhibit 10.11
                                FIRST BANKS, INC.

                     NONQUALIFIED DEFERRED COMPENSATION PLAN


                                    SECTION 1

                                   Definitions

1.1   Affiliate. "Affiliate" means any corporation, partnership, joint venture,
      ---------
association or similar organization or entity that is required to be aggregated with the Company pursuant to Code Section 414(b), (c), or (m).

1.2   Beneficiary. "Beneficiary" means the individual or individuals designated
      -----------
by the Participant pursuant to Section 5.4 of the Plan.

1.3   Code. "Code" means the Internal Revenue Code of 1986, as amended from time
      ----
to time. Any reference to a section of the Code includes any comparable section or sections of any future legislation that amends, supplements or supersedes that section.

1.4   Company. "Company" means FIRST BANKS, INC., located at 11901 Olive
      -------
Boulevard, St. Louis, Missouri 63141, employer tax identification number 43-1175538, which Company has established the Plan, as set forth herein.

1.5.  Compensation. "Compensation" means total taxable salary, bonuses and
      ------------
commissions paid to a Participant by the Employer (determined without regard to any amounts in the Participant's Deferred Compensation Account).

1.6.  Deferred Compensation Account. "Deferred Compensation Account" means the
      -----------------------------
bookkeeping account maintained under the Plan in the Participant's name to reflect amounts deferred under the Plan pursuant to Section 3 (as adjusted under Section 4) and any Employer discretionary Contributions made on behalf of the Participant (as adjusted under Section 4).

1.7.  Deferral Election. "Deferral Election" means a written notice filed by the
      -----------------
Participant with the Employer specifying the Compensation or bonus to be deferred by the Participant.

1.8.  Distribution Date. "Distribution Date" means the date a Participant
      -----------------
terminates employment or association with the Employer for whatever reason.

1.9.  Early Retirement Date. "Early Retirement Date" means the date the
      ---------------------
Participant attains 55 years of age and has been employed by the Company or its Affiliates for at least 10 years.

1.10. Effective Date. "Effective Date" means September 1, 1999.
      --------------

1.11. Employee. "Employee" means an employee of an Employer who meets the
      --------
eligibility criteria set forth in Subsection 3.1 of the Plan and who is a member of a select group of management or highly compensated employees as defined under ERISA or the regulations thereunder.

1.12. Employer. "Employer" means, individually, the Company and each Affiliate
      --------
of the Company that adopts the Plan in accordance with Subsections 7.1. The Company and any Affiliates that adopt the Plan are sometimes collectively referred to herein as the "Employers."

1.13. ERISA. "ERISA" means the Employee Retirement Income Security Act of 1974,
      -----
as amended from time to time. Any reference to a section of ERISA includes any comparable section or sections of any future legislation that amends, supplements or supersedes that section.

1.15. Normal Retirement Date. "Normal Retirement Date" means the date the
      ----------------------
Participant attains 65 years of age.

1.16. Participant. "Participant" means an Employee who meets the eligibility
      -----------
criteria set forth in Subsection 3.1 and who has made a Deferral Election in accordance with the terms of the Plan.

1.17. Plan. "Plan" means the provisions of the Plan, as set forth herein.
      ----

1.18. Plan Administrator. The "Plan Administrator" means the Company.
      ------------------

1.19  Plan Year. "Plan Year" means the calendar year. However, if the Effective
      ---------
Date of the Plan is other than January 1 of a year, the initial Plan year shall be a short Plan year, beginning on the Effective Date and ending on the following December 31.

1.20. Unforeseeable Financial Emergency. "Unforeseeable Financial Emergency"
      ---------------------------------
means a severe financial hardship of the Participant resulting from:

          a) A sudden and unexpected illness or accident of the Participant or of a dependent the Participant (as defined in Section 152(a) of the Code);

          b)     Loss of Participant's property to casualty; or

          c) Such other similar extraordinary and unforeseeable circumstances resulting from events beyond the control of the Participant.

Whether a Participant has an Unforeseeable Financial Emergency shall be determined in the sole discretion of the Plan Administrator.

1.21. Valuation Date. "Valuation Date" means the each business day. A business
      --------------
day is any day the New York Stock Exchange (NYSE) is open for trading.

1.22. Other Definitions. In addition to the terms defined in this Section 1,
      -----------------
other terms are defined when first used in later Sections of this Plan.


                                    SECTION 2

                           Purpose and Administration

2.1.  Purpose. The Company has established the Plan primarily for the purpose of
      -------
providing deferred compensation to a select group of management or highly compensated employees of the Employers. The Plan is intended to be a top-hat plan described in Section 201(2) of ERISA. The Company intends that the Plan (and each Trust under the Plan as described in Subsection 6.1) shall be treated as unfunded for tax purposes and for purposes of Title I of ERISA. An Employer's obligations hereunder, if any, to a Participant (or to a Participant's beneficiary) shall be unsecured and shall be a mere promise by the Employer to make payments hereunder in the future. A Participant (or the Participant's beneficiary) shall be treated as a general unsecured creditor of the Employer.

2.2.  Administration. The Plan shall be administered by the Plan Administrator.
      --------------
The Company may designate a committee or individual to carry out the administration of the Plan on behalf of the Company who shall serve at the pleasure of the Company's Board of Directors and may be removed by such Board with or without cause. Any individual so designated may resign upon written notice to the Company's Board of Directors. The Company shall have full power and authority to designate those persons employed by the Company who may participate in the Plan.

The Plan Administrator shall have the powers, rights, and duties set forth in the Plan and shall have the power, in the Plan Administrator's sole and absolute discretion, to determine all questions arising under the Plan, including the determination of the rights of all persons with respect to the Plan and to interpret the provisions of the Plan and remedy any ambiguities, inconsistencies, or omissions. Any decisions of the Plan Administrator shall be final and binding on all persons with respect to the Plan and the benefits provided under the Plan.

If a Participant is assisting the Plan Administrator (either individually or as a member of a committee), the Participant may not decide or determine any matter or question concerning such Participant's benefits under the Plan that the Participant would not have the right to decide or determine if the Participant were not serving as the Plan Administrator.


                                    SECTION 3

                 Eligibility, Participation, Deferral Elections,
                           and Employer Contributions

3.1.  Eligibility and Participation. Subject to the conditions and limitations
      -----------------------------
of the Plan, all employees with a position ranking of Vice President or above and earning an annual base salary of at least $75,000 per Plan Year are eligible to participate in the Plan. Annual base salary shall be determined based either on an employee's base salary for the preceding calendar year (for current employees) or on an employee's base salary for the current year (for employee's hired during the Plan year and employees receiving a change in his or her base salary during the Plan Year).

         An Employee shall become a participant in the Plan, effective the first day of the month thirty (30) days following designation by the Employer that the Employee is eligible to participate, provided, however, that the election form is returned to the Plan Administrator within the time prescribed by the Plan Administrator. Thereafter, an Employee who meets the eligibility requirements stated herein may also become a participant in the Plan effective January 1st of the following Plan Year in which he or she meets the eligibility requirements, provided the election form is returned to the Plan Administrator on or before December 1 of the year in which he or she meets the eligibility requirements. An employee who meets the eligibility requirements and does not return the election form to the Plan Administrator on or before December 1 of the Plan year in which he or she first meets the eligibility requirements set forth above must again meet the eligibility requirements in order to participate in the Plan. A Participant shall remain a participant in the Plan until the entire balance of the Participant's Deferred Compensation Account has been distributed.

3.2.  Rules for Deferral Elections. Any person meeting the eligibility
      ----------------------------
requirement of Subsection 3.1 may make a Deferral Election to defer receipt of Compensation he or she otherwise would be entitled to receive for a Plan Year in accordance with the rules set forth below:

          a) All Deferral Elections must be made in writing on the form prescribed by the Plan and will be effective only when filed with the Plan Administrator no later than the date specified by the Plan Administrator. In no event may a Deferral Election be made later than the last day of the Plan Year preceding the Plan Year in which the amount being deferred would otherwise be made available to the Participant. However, in the case of a Participant's initial year of employment or association with an Employer, the Participant may make a Deferral Election with respect to compensation for services to be performed subsequent to such Deferral Election, provided such election is made no later than 30 days after the date the Participant first becomes eligible for the Plan. Furthermore, in the case of a short initial Plan year, each Participant may make a Deferral Election with respect to compensation for services to be performed subsequent to such Deferral Election, provided such election is made no later than 30 days after the Effective Date.

          b) With respect to Plan years following the Participant's initial year in the Plan, failure to complete a subsequent Deferral Election shall constitute a waiver of the Participant's right to elect a different amount of Compensation to be deferred for each such Plan Year and shall be considered an affirmation and ratification to continue the Participant's existing Deferral Election. However, a Participant may, prior to the beginning of any Plan Year, elect to increase or decrease the amount of Compensation to be deferred for the next following Plan Year by filing another Deferral Election with the Plan Administrator in accordance with paragraph (a) above.

          c) A Deferral Election in effect for a Plan Year may not be modified during the Plan Year, except that a Participant may terminate the Participant's Deferral Election during a Plan Year in the event of an Unforeseeable Financial Emergency.

3.3   Amounts Deferred. Commencing on the effective date of participation, a
      ----------------
Participant may elect to defer (a) up to 25% of the Participant's Compensation for a Plan Year and (b) up to 100% of the Participant's bonus/commissions for a Plan Year. The amount of Compensation and bonus/commissions deferred by a Participant shall be credited to the Participant's Deferred Compensation Account as of the Valuation Date coincident with or immediately following the date such Compensation and bonus/commission would, but for the Participant's Deferral Election, be payable to the Participant.

3.4.  Employer Discretionary Contributions. An Employer may, in its sole
      ------------------------------------
discretion, credit to the Deferred Compensation Account of any Participant employed by that Employer an amount determined by the Employer in its sole discretion (an "Employer Discretionary Contribution") for a Plan Year. Any Employer Discretionary Contribution for a Plan year will be credited to a Participant's Deferred Compensation Account as of the Valuation Date specified by the Employer.


                                    SECTION 4

                         Deferred Compensation Accounts

4.1.  Deferred Compensation Accounts. All amounts deferred pursuant to one or
      ------------------------------
more deferral Elections under the Plan and any Employer discretionary Contributions shall be credited to a Participant's Deferred Compensation Account and shall be adjusted under Subsection 4.2.

4.2.  Deferral Account Adjustments and Investment Options. As of each Valuation
      ---------------------------------------------------
Date, the Plan Administrator shall adjust amounts in a Participant's Deferred Compensation Account to reflect earnings (or losses) in the Investment Options (as defined in Subsection 4.4) attributable to the Participant's Deferred Compensation Account. Earnings (or losses) on amounts in a Participant's Deferred Compensation Account shall accrue commencing on the date the Deferred Compensation Account first has a positive balance and shall continue to accrue until the entire balance in the Participant's Deferred Compensation Account has been distributed. Earnings (or losses) shall be credited to a Participant's Deferred Compensation Account based on the realized rate of return (net of any expenses and taxes paid from the Trust) on the Investment Options attributable to the Participant's Deferred Compensation Account.

4.3.  Vesting. A Participant shall be fully vested in the amounts in the
      -------
Participant's Deferred Compensation Account attributable to the Participant's Deferral Elections. If Employer Discretionary Contributions are made under the Plan, a Participant shall be vested in the amount in the Participant's Deferred Compensation Account attributable to Employer Discretionary Contributions in accordance with the Five Year Vesting Schedule.

                                                  Nonforfeitable Percentage
                                                  -------------------------

         Less than five (5) years...............              0%
         Five (5) or more years.................            100%

Vesting for Participants will be determined by Years of Service with the Employer.

For the purpose of determining a Participant's vested benefit with respect to Employer Discretionary Contributions, a "Year of Service" means each twelve-month period of employment or association with the Company and the Affiliates. Notwithstanding the foregoing, a Participant shall be fully vested in the entire balance in the Participant's Deferred Compensation Account upon the Participant's Normal Retirement Date, death or becoming disabled (as provided in Subsection 5.2 below), provided the date on which the Participant dies or becomes disabled occurs while the Participant is actively employed by or associated with the Employer. The portion of a Participant's Deferred Compensation Account in which the Participant is not fully vested shall be forfeited to the Employer by the Participant.

Notwithstanding the vesting schedule set forth above, the balance in a Participant's Deferred Compensation Account attributable to Employer Discretionary contributions will be forfeited (and neither the Participant nor the Participant's beneficiaries will have any rights thereto) if the Participant's employment with the Employer is terminated for Good Cause. "Good Cause" means the Participant's gross negligence, fraud, dishonesty, or willful violation of any law or significant policy of the Employer that is committed in connection with the Participant's employment by or association with the Employer. Whether a Participant has been terminated for Good Cause shall be determined by the Plan Administrator.

4.4.  Investment Options. The Plan Administrator may establish procedures
      ------------------
governing the ability of the Participant to give investment directions, which procedures may be modified from time to time by the Plan Administrator, in the sole discretion of the Plan Administrator. Currently, Participant may make written Investment Option instructions to the Plan Administrator for transfers between Investment Options as of any Valuation Date. Generally, a Participant may specify a percentage or dollar amount to be reallocated from one or more Divisions, as well as the proportional allocation to the applicable Divisions.

         The Plan Administrator, in its sole discretion, may offer a range of investments from which a Participant can select and direct investment in for their individual Account. Such investment options may be changed added, deleted or modified from time to time in the Plan Administrator's sole discretion. Currently, each Division has different objectives and policies which provide the Participant with a variety of investment alternatives.


                                    SECTION 5

                               Payment of Benefits

5.1.  Payment upon Retirement. Payment of the vested portion of a Participant's
      -----------------------
Deferred Compensation Account shall be made as soon as administratively possible following the last business day of the month in which the Participant's Distribution Date occurs. Payment of the vested portion of a Participant's Deferred Compensation Account shall be made in accordance with the Participant's Election. Currently, the options being offered to Participants are 1) monthly payments over five (5) years; 2) monthly payments over ten (10) years; or 3) a single lump sum payment. These payment options may be changed, added, deleted or modified in the Plan Administrator's sole discretion. A Participant may change his or her benefit payment so long as said change is made, in writing to the Plan Administrator, at least thirteen (13) months prior to the commencement of payment of benefits. The amount of each monthly payment will equal the current balance multiplied by a fraction: the numerator is 1 and the denominator is the number of remaining payments, including the current one. For example, if this is the first of a five (5) year (60 month) payout, the payment would be 1/60th of the current balance. The next payment would be 1/59th, and so on.

5.2.  Payment Upon Disability. In the event a Participant becomes disabled (as
      -----------------------
defined below) while the Participant is employed by or associated with an Employer, payment of the Participant's Deferred Compensation Account shall be made (or shall commence) as soon as practicable after the Valuation Date coincident with or next following the date on which the Plan Administrator determines that the Participant is disabled. Payment of the vested portion of a Participant's Deferred Compensation Account shall be made in accordance with the Participant's election. Currently, the options being offered to a Participant who is disabled are (1) monthly payments over five (5) years; (2) monthly payments over ten (10) years; or (3) a single lump sum payment. These payment options may be changed, added, deleted or modified in the Plan Administrator's sole discretion. A Participant may change his or her benefit payment so long as said change is made, in writing, at least thirteen (13) months prior to the commencement of payment of benefits. Further, a Participant who has previously selected a 5 or 10 year monthly payment may, in the event of disability, change said benefit payment at any time prior to the commencement of payment of benefits to a lump sum payment with the written consent of the Plan Administrator. For purposes of this Subsection 5.2, a Participant shall be considered disabled if the Participant is unable to engage in any substantially gainful activity by reason of any medically determined physical or mental impairment that can be expected to result in death or that has lasted or can be expected to last for a continuous period of not less than twelve months. Whether a Participant is disabled for purposes of the Plan shall be determined by the Plan Administrator, and in making such determination, the Plan Administrator may rely on the opinion of a physician (or physicians) selected by the Plan Administrator for such purpose.

5.3.  Payment Upon Death of a Participant. A Participant's Deferred Compensation
      -----------------------------------
Account shall be paid to the Participant's beneficiary (designated in accordance with Subsection 5.4) as follows:

         1.       Death Prior to Commencement of Benefits. If the Participant
                  ---------------------------------------
                  dies prior to the commencement of Benefit payments to him or her, the Employer shall pay the Participant's Vested Benefits to the Participant's Beneficiary or Beneficiaries designated in accordance with Section 5.4 below in a single lump sum. Such payment shall be made as soon as administratively feasible following the death of the Participant.

         2.       Death After Commencement of Benefits. If the Participant dies
                  ------------------------------------
                  after the commencement of Benefit payments to him or her, but prior to the completion of all such payments due and owing under the Plan, the Employer shall continue to make such payments to the Participant's Beneficiary or Beneficiaries designated in accordance with Section 5.4 below in the manner and over the period that applied to the Participant at the time of his or her death.

                  Such continuing payments shall commence as soon as administratively feasible following the Employer's receipt of notice of the Participant's death, provided the Employer is furnished with a death certificate and such other documentation and information as the Employer may reasonably require.

5.4.  Beneficiary. If a Participant is married on the date of the Participant's
      -----------
death, the Participant's beneficiary shall be the Participant's spouse, unless the Participant names a beneficiary or beneficiaries (other than the Participant's spouse) to receive the balance of the Participant's Deferred Compensation Account in the event of the Participant's death prior to the payment of the Participant's entire Deferred Compensation Account. To be effective, any beneficiary designation must be filed in writing with the Plan Administrator in accordance with rules and procedures adopted by the Plan Administrator for that purpose. A Participant may revoke an existing beneficiary designation by filing another written beneficiary designation with the Plan Administrator at any time and without the consent of prior beneficiaries. The latest beneficiary designation received by the Plan Administrator shall be controlling. If no beneficiary is named by a Participant, or if the Participant survives all of the Participant's named beneficiaries and does not designate another beneficiary, the Participant's Deferred Compensation Account shall be paid in the following order of precedence:

          a)     The Participant's spouse;

          b) The Participant's children (including adopted children) per stirpes; or

          c)     The Participant's estate.

5.5   Payment Upon Termination of Employment. In the event a Participant
      --------------------------------------
terminates his employment with Employer for any reason other than Retirement (early or normal), Death or Disability, payment of the vested portion of a Participant's Deferred Compensation Account (which is not forfeited pursuant to Section 4.3) shall be made in a single lump sum as soon as administratively possible following the last business day of the month in which the Participant's Distribution Date occurs.

5.5.  Unforeseeable Financial Emergency. If the Plan Administrator determines
      ---------------------------------
that a Participant has incurred an Unforeseeable Financial Emergency, the Participant may receive in cash the portion of the balance of the Participant's Deferred Compensation Account needed to satisfy the Unforeseeable Financial Emergency, but only if the Unforeseeable Financial Emergency may not be relieved
(a) through reimbursement or compensation by insurance or otherwise or (b) by liquidation of the Participant's assets to the extent the liquidation of such assets would not itself cause severe financial hardship. A payment on account of an Unforeseeable Financial Emergency shall not be in excess of the amount needed to relieve such Unforeseeable Financial Emergency and shall be made as soon as practicable following the date on which the Plan Administrator approves such payment.


5.6.  Withholding of Taxes. In connection with the Plan, the Employer shall
      --------------------
withhold any applicable Federal, state or local income tax and employment taxes, including Social Security taxes, at such time and in such amounts as is necessary to comply with applicable laws and regulations.

                                    SECTION 6

                                  MISCELLANEOUS

6.1.  Funding. Each Employer under the Plan shall establish and maintain one or
      -------
more grantor trusts (individually, a "Trust") to hold assets to be used for payment of benefits under the Plan. A Trust shall conform with the terms of Internal Revenue Service Revenue Procedure 92-64 (or any subsequent administrative ruling). The assets of the Trust with respect to benefits payable to the Participants employed by or associated with an Employer shall remain the assets of such Employer subject to the claims of its general creditors. Any payments by a Trust of benefits provided to a Participant under the Plan shall be considered payment by the applicable Employer and shall discharge such Employer from any further liability under the Plan for such payments.

6.2.  Interests Not Transferable. Except as to withholding of any tax under the
      --------------------------
laws of the United States or any state or locality, no benefit payable at any time under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, or any other encumbrance of any kind or to any attachment, garnishment, or other legal process of any kind. Any attempt by a person (including a Participant or a Participant's beneficiary) to anticipate, alienate, sell, transfer, assign, pledge, or otherwise encumber any benefits under the Plan, whether currently or thereafter payable, shall be void. If any person shall attempt to, or shall alienate, sell, transfer, assign, pledge or otherwise encumber such person's benefits under the Plan, or if by any reason of such person's bankruptcy or other event happening at any time, such benefits would devolve upon any other person or would not be enjoyed by the person entitled thereto under the Plan, then the Plan Administrator, in the Plan Administrator's sole discretion, may terminate the interest in any such benefits of the person otherwise entitled thereto under the Plan and may hold or apply such benefits in such manner as the Plan Administrator may deem proper.

6.3.  Forfeitures and Unclaimed Amounts. Unclaimed amounts shall consist of the
      ---------------------------------
amounts in the Deferred Compensation Account of a Participant that cannot be distributed because of the Plan Administrator's inability, after a reasonable search, to locate a Participant or the Participant's beneficiary, as applicable, within a period of two years after the Distribution Date upon which the payment of benefits became due. Unclaimed amounts shall be forfeited at the end of such two-year period. These forfeitures will reduce the obligations of the Employer, if any, under the Plan. After an unclaimed amount has been forfeited, the Participant or beneficiary, as applicable, shall have no further right to amounts in the Participant's Deferred Compensation Account.

6.4.  Controlling Law. The law of the state of Missouri shall be controlling in
      ---------------
all matters relating to the Plan to the extent not preempted by Federal Law.

6.5.  Number. Words in the plural shall include the singular, and the singular
      ------
shall include the plural.

6.6.  Action by the Employers. Except as otherwise specifically provided herein,
      -----------------------
any action required of or permitted to be taken by an Employer under the Plan shall be by resolution of its Board of Directors or by resolution of a duly authorized committee of its Board of Directors or by action of a person or persons authorized by resolution of such Board of Directors or such committee.

6.7.  No Fiduciary Relationship. Nothing contained in this Plan, and no action
      -------------------------
taken pursuant to its provisions by either the Employers or the Participants shall create, or be construed to create a fiduciary relationship between the Employer and the Participant, a designated beneficiary, other beneficiaries of the Participant, or any other person.

6.8.  Claims Procedures. Any person (hereinafter referred to as a "Claimant")
      -----------------
who believes that he or she is being denied a benefit to which he or she may be entitled under the Plan may file a written request for such benefit with the Plan Administrator. Such written request must set forth the Claimant's claim and must be addressed to the Plan Administrator, 11901 Olive Boulevard, St. Louis, Missouri 63141. Upon receipt of a claim, the Plan Administrator shall advise the Claimant that a reply will be forthcoming within ninety days and shall deliver a reply within ninety days. The Plan Administrator may, however, extend the reply period for an additional ninety days for reasonable cause. If the claim is denied in whole or in part, the Plan Administrator shall issue a written determination, using language calculated to be understood by the Claimant, setting forth:

      a)  The specific reason or reasons for such denial;

      b) The specific reference to pertinent provisions of the Plan upon which such denial is based;

      c) A description of any additional material or information necessary for the Claimant to perfect the Claimant's claim and an explanation why such material or such information is necessary; and

      d) Appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review, and the time limits for requesting such a review.

Within sixty days after the receipt by the Claimant of the written determination described above, the Claimant may request in writing, that the Plan Administrator review the Plan Administrator's determination. The request must be addressed to the Plan Administrator, at 11901 Olive Boulevard, St. Louis, Missouri 63141. The Claimant or the Claimant's duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration by the Plan Administrator. If the claimant does not request a review of the Plan Administrator's determination within such sixty day period, the Claimant shall be barred and estopped from challenging the Plan Administrator's determination. Within sixty days after the Plan Administrator's receipt of a request for review, the Plan Administrator will review the determination. After considering all materials presented by the Claimant, the Plan Administrator will render a written determination, written in a manner calculated to be understood by the Claimant setting forth the specific reasons for the decision and containing specific references to the pertinent provisions of the Plan on which the decision is based. If special circumstances require that the sixty day time period be extended, the Plan Administrator will so notify the Claimant and will render the decision as soon as practicable, but no later than one hundred twenty days after receipt of the request for review.

6.9.  Notice. Any notice required or permitted to be given under the provisions
      ------
of the Plan shall be in writing, and shall be signed by the party giving or making the same. If such notice, consent or demand is mailed to a party hereto, it shall be sent by United Stated certified mail, postage prepaid, addressed to such party's last known address as shown on the records of the Employers. Notices to the Plan Administrator should be sent in care of the Plan Administrator to 11901 Olive Boulevard, St. Louis, Missouri 63141. The date of such mailing shall be deemed the date of notice. Either party may change the address to which notice is to be sent by giving notice of the change of address in the manner set forth above.

6.10  Unsecured General Creditor Status of Employee. The Employer's obligation
      ---------------------------------------------
hereunder shall be an unfunded and unsecured promise to pay money in the future. To the extent that any person acquires a right to receive payments from the Employer under the provisions hereof, such right shall be no greater than the right of any unsecured general creditor of the Employer; no such person shall have nor require any legal or equitable right, interest or claim in or to any property or assets of the Employer.

6.11  No Contract of Employment. Nothing contained herein shall be construed to
      -------------------------
be a contract of employment for any term of years, nor as conferring upon the Employee the right to continue to be employed by the Employer in his or her present capacity, or in any capacity. It is expressly understood by the parties hereto that this Plan relates to the payment of deferred compensation for the Employee's services and is not intended to be an employment contract.

6.12  Heading. The headings of the Plan have been inserted for convenience of
      -------
reference only and are to be ignored in any construction of the provisions hereof.


                                    SECTION 7

                             Employer Participation

7.1.  Adoption of Plan. Any Affiliate of the Company may, with the approval of
      ----------------
the Company, adopt the Plan by filing with the Company a resolution of its Board of Directors to that effect.

7.2.  Withdrawal from the Plan by Employer. Any Employer shall have the right,
      ------------------------------------
at any time, upon the approval of, and under such conditions as may be provided by the Plan Administrator, to withdraw from the Plan by delivering to the Plan Administrator written notice of its election so to withdraw. Upon receipt of such notice by the Plan Administrator, the portion of the Deferred Compensation Account of Participants and beneficiaries attributable to amounts deferred while the Participants were employed by or associated with such withdrawing Employer shall be distributed from the Trust at the direction of the Plan Administrator in cash at such time or times as the Plan Administrator in the Plan Administrator's dole discretion, may deem to be in the best interest of such Participants and their beneficiaries. To the extent the amounts held in the Trust for the benefit of such Participants and beneficiaries are not sufficient to satisfy the Employer's obligation to such Participants and their beneficiaries accrued on account of their employment with the Employer, the remaining amount necessary to satisfy such obligation shall be an obligation of the Employer, and the other Employers shall have no further obligation to such Participants and beneficiaries with respect to such amounts.

                                    SECTION 8
                            Amendment and Termination

The Company intends the Plan to be permanent, but reserves the right at any time to modify, amend or terminate the Plan at its sole and exclusive direction; provided however, that except as provided below, any amendment or termination of the Plan shall not reduce or eliminate any balance in a Participant's Deferred compensation Account accrued through the date of such amendment or termination. Upon termination of the Plan, the Company may provide that notwithstanding the Participant's Distribution Date, all Deferred Compensation Account balances will be distributed on a date selected by the Company. Notice of any amendment or termination shall be given to each Participant and Beneficiary of any deceased Participant entitled to benefits.

                                    SECTION 9

                                Change of Control

9.1.  Overriding Provisions Applicable During a Restricted Period. The following
      -----------------------------------------------------------
provisions of this Section 9 will become effective on a Restricted Date as the result of a Change of Control and will remain in effect during the Restricted Period beginning on that date until the following related Unrestricted Date, and during the Restricted Period, will supersede any of the Provisions of the Plan to the extent necessary to eliminate any inconsistencies between the provisions of this Section 9 and any other provisions of the Plan, including any supplements thereto.

9.2.  Suspension of Part of All of the Overriding Provisions. If a majority of
      ------------------------------------------------------
the members of the Entire Board are Continuing Directors (provided such majority is equal to the same number as constituted a majority of the Entire Board immediately prior to the Change of Control), by the affirmative vote of a majority of the Entire Board and a majority of those members of the Entire Board who are Continuing Directors, all or a designated portion or portions of the following provisions of this Section 9 may be declared not applicable as to the specified transaction or event. No portion of the provisions of this Section 9 will apply to any transaction or event to the extent such portion is inconsistent with the requirements of applicable law.

9.3.  Definitions. For purposes of this Section 9, the definitions set forth in
      -----------
Paragraphs (a) through (k) below will apply. Definitions set forth elsewhere in the Plan also will apply to the provisions set forth in this Section 9, except that where a definition set forth elsewhere in the Plan and a definition set forth in this Subsection conflict, the definition set forth in this Subsection will govern.

         a) "Acquiring Person" will mean any Person, who or which, together with all and Associates of such Person, is the Beneficial Owner of shares of Common stock of the Company constituting more than 20 percent of the common stock then outstanding.

         b) "Affiliate" and "Associate" will have the meaning described to such terms in Rule b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934 (the "Act").

         c) "Beneficial Owner" will have the meaning ascribed to such term in Rule 1 3d-3 of the Act.

         d) "Board of Directors" will mean the Board of Directors of the Company.

         e) A "Change of Control" will be deemed to occur (i) upon any Person becoming an Acquiring Person if the Board of Directors has not recommended that stockholders of the Company tender or otherwise sell their common stock to such Acquiring Person; (ii) upon the approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which persons who were stockholders of the Company immediately prior to such reorganization, merger or consolidation, do not, immediately thereafter, own more than 50 percent of the combined voting power entitled to vote generally in the election of directors of the reorganized, consolidated or merged Company's then outstanding securities; or (iii) upon a liquidation or dissolution of the Company or the sale of all or substantially all of the Company's assets.

         f)  "Continuing Director" will mean:

                  (i) any member of the Board of Directors immediately prior to a Change of Control, or

                  (ii) any successor of a Continuing Director who is recommended or elected to such continuing Director by a majority of the Continuing Directors then in office and is neither an Acquiring Person, an Affiliate of an Acquiring Person, nor a representative or nominee of an Acquiring Person or of any such Affiliate while such person is a member of the Board of Directors.

         Notwithstanding the foregoing, a successor will not be deemed to be a Continuing Director unless, immediately prior to his or her appointment or election, a majority of the members of the Entire Board were Continuing Directors (and unless such majority is equal to the same number as constituted a majority of the Entire Board immediately prior to the Change of Control).

         g) "Person" will mean any individual, firm, corporation or other entity, and will any "group" as that term is used in Rule 13d-5(b) of the Act.

         h) "Restricted Date" will mean the date on which a Change of Control occurs.

         i) "Restricted Period" will mean the period beginning on a Restricted Date and ending on the fifth anniversary of such Restricted Date.

         j)  "Unrestricted Date" will mean the last day of a Restricted Period.

         k) "Entire Board" will mean the total number of members of the Board of Directors that there would be if there were no vacancies on such Board.

9.4.  Benefits Vested on Restricted Date. Effective on a Restricted Date, the
      ----------------------------------
balances in the Deferred Compensation Accounts (including any contributions and investment earnings after that date) of each Participant who is a Participant in the Plan on that date will become fully vested and nonforfeitable.

9.5.  Prohibition Against Amendment. During the Restricted Period, the
      -----------------------------
provisions of the Section 9 may not be amended or deleted and may not be superseded by any other provision of the Plan (including the provisions of any exhibit or supplement thereto).

IN WITNESS WHEREOF, the Company has caused this Plan to be executed by its duly authorized officers on this 1st day of September 1999.

                                           FIRST BANKS, INC.



                                     By:  /s/ Allen H. Blake
                                          --------------------------------------

                                    Its : President, Chief Executive Officer and
                                          Chief Financial Officer

ATTEST: /s/ John G. Kitson
        -------------------------

Its: Senior Vice President
     Director of Human Resources

                                                                   Exhibit 10.12
                               FIRST AMENDMENT TO
                               ------------------
                                FIRST BANKS, INC.
                                -----------------
                     NONQUALIFIED DEFERRED COMPENSATION PLAN
                     ---------------------------------------

         First Banks, Inc. ("Employer"), hereby makes this First Amendment to the First Banks, Inc. Nonqualified Deferred Compensation Plan ("Plan").

         WITNESSETH:

         WHEREAS, Employer is desirous of amending its Plan in order to provide participation by more executives in the Plan; and

         WHEREAS, Section 8 of the Plan gives the Employer the authority to amend the Plan.

         NOW THEREFORE, in consideration of the above premises, the Employer hereby amends the Plan as follows:

         1. Section 1.5 of Section 1 is hereby deleted in its entirety and the following is inserted in lieu thereof:

                  1.5 Compensation. "Compensation" means total taxable salary,
                      ------------
bonus, fees and commissions paid to a Participant by the Employer (determined without regard to any amounts in the Participant's Deferred Compensation Account).

         2. Section 1.9 of Section 1 is amended by inserting after the word "by" and before the word "Company" appearing in the third line of said paragraph the words "or associated with".

         3. Section 1.16 of Section 1 is hereby revoked in its entirety and the following is inserted in lieu thereof:

                  1.16 Participant. "Participant" means an Employee and Director
                       -----------
who meet the eligibility criteria set forth in Sub-Section 3.1 and who has made a Deferral Election in accordance with the terms of the Plan.

         4. Section 1 is hereby amended by adding the following paragraph at the end thereof:

                  1.23 Director. "Director" means any director of First Banks,
                       --------
Inc., or any other participating entity who receives fees as and for his/her services as a director.

         5. Paragraph 3.1 of Section 3 is hereby amended by adding the following at the end thereof:

                      Subject to the conditions and limitations of the Plan, any Director is eligible to participate in the Plan. A Director shall become a Participant in the Plan immediately upon attending the first Director's meeting after the date of this Amendment, provided, however, that the election form is returned to the Plan Administrator within the time prescribed by the Plan Administrator. A Director who does not return the election form to the Plan Administrator within the time prescribed therefore, will not become a Participant in the Plan until the election form is returned to the Plan Administrator.

         6. Paragraph 3.3 of Section 3 is hereby deleted and the following inserted in lieu thereof:

                  3.3 Amounts Deferred. Commencing on the effective date of
                      ----------------
participation, an Employee may elect to defer (a) up to 25% of the Employee's Compensation for a Plan year, (b) up to 100% of the Participant's bonus/commissions for a Plan year. A Director may elect to defer up to 100% of the Director's fees. The amount of compensation bonus/commissions and fees deferred by a Participant shall be credited to the Participant's Deferred Compensation Account, as of the valuation date coincident with or immediately following the date such compensation, bonus/commission and fees would, but for the Participant's Deferral Election, be payable to the Participant.

         7. Paragraph 5.5 of Section 5 shall be amended by inserting after the word "employment" and before the word "with" appearing in the second line of said paragraph the words "or his association".

         8.       This Amendment shall be effective on the 1st day of September
2000.

         9. In all other respects, the Plan shall remain unchanged and in full force and effect.

         IN WITNESS WHEREOF, the Employer has executed this First Amendment to First Banks, Inc. Nonqualified Deferred Compensation Plan this 1st day of September 2000.

                                             FIRST BANKS, INC.


                                             By: /s/ John G. Kitson
                                                ------------------------------
                                                EMPLOYER

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

                     FB Commercial Finance, Inc.                                Missouri

                     Missouri Valley Partners, Inc.                             Missouri

                     Bank of San Francisco Realty Investors, Inc.              California

                     Star Lane Holdings Trust Statutory Trust                  Connecticut

                          Star Lane Trust                                       New York

                     Small Business Loan Source LLC                              Nevada

                     Small Business Loan Source Funding Corporation             Delaware


                                                                      EXHIBIT 31

                           CERTIFICATIONS REQUIRED BY
                       RULE 13a-(14)(a) OR RULE 15d-14(a)
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934


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

         b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

         c) Disclosed in this Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 25, 2005
                             FIRST BANKS, INC.



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

                                                                      EXHIBIT 32

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2004 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 25, 2005

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