Form 10-Q
period 2005-03-31
FIRST BANKS INC
filed 2005-05-13
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                                         Shares Outstanding
             Class                                       at April 30, 2005
             -----                                       ------------------

 Common Stock, $250.00 par value                               23,661




                                             FIRST BANKS, INC.

                                             TABLE OF CONTENTS





                                                                                                          Page
                                                                                                          ----
PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS...............................................................     1

             CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                AND COMPREHENSIVE INCOME...............................................................     3

             CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS..............................................................    14

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    30

   ITEM 4.   CONTROLS AND PROCEDURES...................................................................    31

PART II.     OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................................................    32

SIGNATURE..............................................................................................    33



                                            PART I - FINANCIAL INFORMATION
                                            ITEM 1 - FINANCIAL STATEMENTS

                                                  FIRST BANKS, INC.

                                             CONSOLIDATED BALANCE SHEETS
                          (dollars expressed in thousands, except share and per share data)

                                                                                             March 31,  December 31,
                                                                                               2005         2004
                                                                                               ----         ----
                                                                                            (unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents:
     Cash and due from banks.............................................................. $  160,089       149,605
     Short-term investments...............................................................     79,660       117,505
                                                                                           ----------     ---------
          Total cash and cash equivalents.................................................    239,749       267,110
                                                                                           ----------     ---------
Investment securities:
     Available for sale...................................................................  1,689,083     1,788,063
     Held to maturity (fair value of $24,894 and $25,586, respectively)...................     24,898        25,286
                                                                                           ----------     ---------
          Total investment securities.....................................................  1,713,981     1,813,349
                                                                                           ----------     ---------
Loans:
     Commercial, financial and agricultural...............................................  1,530,384     1,575,232
     Real estate construction and development.............................................  1,306,385     1,318,413
     Real estate mortgage.................................................................  3,118,422     3,061,581
     Consumer and installment.............................................................     52,178        54,546
     Loans held for sale..................................................................    154,590       133,065
                                                                                           ----------     ---------
          Total loans.....................................................................  6,161,959     6,142,837
     Unearned discount....................................................................     (5,513)       (4,869)
     Allowance for loan losses............................................................   (144,154)     (150,707)
                                                                                           ----------     ---------
          Net loans.......................................................................  6,012,292     5,987,261
                                                                                           ----------     ---------

Bank premises and equipment, net of accumulated depreciation and amortization.............    140,642       144,486
Goodwill..................................................................................    152,529       156,849
Bank-owned life insurance.................................................................    107,961       102,239
Deferred income taxes.....................................................................    132,551       127,397
Other assets..............................................................................     99,619       134,150
                                                                                           ----------     ---------
          Total assets.................................................................... $8,599,324     8,732,841
                                                                                           ==========     =========

                                                    LIABILITIES
                                                    -----------
Deposits:
     Noninterest-bearing demand........................................................... $1,237,776     1,194,662
     Interest-bearing demand..............................................................    881,621       875,489
     Savings..............................................................................  2,150,889     2,249,644
     Time deposits of $100 or more........................................................    817,816       807,220
     Other time deposits..................................................................  1,966,327     2,024,955
                                                                                           ----------     ---------
          Total deposits..................................................................  7,054,429     7,151,970
Other borrowings..........................................................................    556,009       594,750
Note payable..............................................................................      4,000        15,000
Subordinated debentures...................................................................    271,835       273,300
Deferred income taxes.....................................................................     27,948        34,812
Accrued expenses and other liabilities....................................................     79,895        62,116
                                                                                           ----------     ---------
          Total liabilities...............................................................  7,994,116     8,131,948
                                                                                           ----------     ---------

                                                STOCKHOLDERS' EQUITY
                                                --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.......         --            --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding...........................     12,822        12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding..............................................        241           241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding.................................................      5,915         5,915
Additional paid-in capital................................................................      5,910         5,910
Retained earnings.........................................................................    599,767       577,836
Accumulated other comprehensive loss......................................................    (19,447)       (1,831)
                                                                                           ----------     ---------
          Total stockholders' equity......................................................    605,208       600,893
                                                                                           ----------     ---------
          Total liabilities and stockholders' equity...................................... $8,599,324     8,732,841
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





                                                  FIRST BANKS, INC.

                                   CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                           (dollars expressed in thousands, except share and per share data)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            ----------------------
                                                                                               2005         2004
                                                                                               ----         ----

Interest income:
     Interest and fees on loans.........................................................     $ 94,170       84,220
     Investment securities..............................................................       17,549       11,621
     Short-term investments.............................................................          509          286
                                                                                             --------     --------
          Total interest income.........................................................      112,228       96,127
                                                                                             --------     --------
Interest expense:
     Deposits:
       Interest-bearing demand..........................................................          888          967
       Savings..........................................................................        5,744        4,777
       Time deposits of $100 or more....................................................        5,354        2,956
       Other time deposits..............................................................       13,979        8,487
     Other borrowings...................................................................        3,300          644
     Note payable.......................................................................          138          105
     Subordinated debentures............................................................        4,746        3,538
                                                                                             --------     --------
          Total interest expense........................................................       34,149       21,474
                                                                                             --------     --------
          Net interest income...........................................................       78,079       74,653
Provision for loan losses...............................................................           --       12,750
                                                                                             --------     --------
          Net interest income after provision for loan losses...........................       78,079       61,903
                                                                                             --------     --------
Noninterest income:
     Service charges on deposit accounts and customer service fees......................        9,299        8,949
     Gain on loans sold and held for sale...............................................        4,516        4,229
     Bank-owned life insurance investment income........................................        1,260        1,343
     Investment management income.......................................................        2,026        1,544
     Other..............................................................................        4,000        4,494
                                                                                             --------     --------
          Total noninterest income......................................................       21,101       20,559
                                                                                             --------     --------
Noninterest expense:
     Salaries and employee benefits.....................................................       32,930       27,686
     Occupancy, net of rental income....................................................        5,239        4,637
     Furniture and equipment............................................................        4,024        4,413
     Postage, printing and supplies.....................................................        1,628        1,322
     Information technology fees........................................................        8,150        7,996
     Legal, examination and professional fees...........................................        2,371        1,563
     Amortization of intangibles associated with the purchase of subsidiaries...........        1,209          658
     Communications.....................................................................          509          465
     Advertising and business development...............................................        1,647        1,281
     Other..............................................................................        6,048        2,581
                                                                                             --------     --------
          Total noninterest expense.....................................................       63,755       52,602
                                                                                             --------     --------
          Income before provision for income taxes......................................       35,425       29,860
Provision for income taxes..............................................................       13,298       11,591
                                                                                             --------     --------
          Net income....................................................................       22,127       18,269
Preferred stock dividends...............................................................          196          196
                                                                                             --------     --------
          Net income available to common stockholders...................................     $ 21,931       18,073
                                                                                             ========     ========

Basic earnings per common share.........................................................     $ 926.87       763.81
                                                                                             ========     ========

Diluted earnings per common share.......................................................     $ 915.04       753.93
                                                                                             ========     ========

Weighted average shares of common stock outstanding.....................................       23,661       23,661
                                                                                             ========     ========

The accompanying notes are an integral part of the consolidated financial statements.






                                                  FIRST BANKS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                  Three Months Ended March 31, 2005 and 2004 and Nine Months Ended December 31, 2004
                                (dollars expressed in thousands, except per share data)



                                                                                                               Accu-
                                                           Adjustable Rate                                    mulated
                                                           Preferred Stock                                     Other
                                                           ---------------                                    Compre-    Total
                                                         Class A                         Additional           hensive    Stock-
                                                         Conver-                 Common   Paid-In   Retained   Income   holders'
                                                          tible      Class B     Stock    Capital   Earnings   (Loss)    Equity
                                                          -----      -------     -----    -------   --------   ------    ------

Consolidated balances, December 31, 2003.............    $12,822        241      5,915     5,910     495,714   29,213   549,815
                                                                                                                        -------
Three months ended March 31, 2004:
    Comprehensive income:
      Net income.....................................         --         --         --        --      18,269       --    18,269
      Other comprehensive income (loss), net of tax:
        Unrealized gains on securities...............         --         --         --        --          --    5,491     5,491
        Derivative instruments:
          Current period transactions................         --         --         --        --          --   (4,643)   (4,643)
                                                                                                                        -------
    Total comprehensive income.......................                                                                    19,117
    Class A preferred stock dividends,
        $0.30 per share..............................         --         --         --        --        (192)      --      (192)
    Class B preferred stock dividends,
        $0.03 per share..............................         --         --         --        --          (4)      --        (4)
                                                         -------        ---      -----     -----     -------  -------   -------
Consolidated balances, March 31, 2004................     12,822        241      5,915     5,910     513,787   30,061   568,736
                                                                                                                        -------
Nine months ended December 31, 2004:
    Comprehensive income:
      Net income.....................................         --         --         --        --      64,639       --    64,639
      Other comprehensive loss, net of tax:
        Unrealized losses on securities..............         --         --         --        --          --  (11,202)  (11,202)
        Reclassification adjustment for gains
          included net income........................         --         --         --        --          --     (167)     (167)
        Derivative instruments:
          Current period transactions................         --         --         --        --          --  (20,523)  (20,523)
                                                                                                                        -------
    Total comprehensive income.......................                                                                    32,747
    Class A preferred stock dividends,
        $0.90 per share..............................         --         --         --        --        (577)      --      (577)
    Class B preferred stock dividends,
        $0.08 per share..............................         --         --         --        --         (13)      --       (13)
                                                         -------        ---      -----     -----    --------  -------   -------
Consolidated balances, December 31, 2004.............     12,822        241      5,915     5,910     577,836   (1,831)  600,893
                                                                                                                        -------
Three months ended March 31, 2005:
    Comprehensive income:
      Net income.....................................         --         --         --        --      22,127       --    22,127
      Other comprehensive loss, net of tax:
        Unrealized losses on securities .............         --         --         --        --          --  (14,189)  (14,189)
        Derivative instruments:
          Current period transactions................         --         --         --        --          --   (3,427)   (3,427)
                                                                                                                        -------
    Total comprehensive income.......................                                                                     4,511
    Class A preferred stock dividends,
        $0.30 per share..............................         --         --         --        --        (192)      --      (192)
    Class B preferred stock dividends,
        $0.03 per share..............................         --         --         --        --          (4)      --        (4)
                                                         -------        ---      -----     -----     -------  -------   -------
Consolidated balances, March 31, 2005................    $12,822        241      5,915     5,910     599,767  (19,447)  605,208
                                                         =======        ===      =====     =====     =======  =======   =======


The accompanying notes are an integral part of the consolidated financial statements.




                                                  FIRST BANKS, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                          (dollars expressed in thousands)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                           --------------------------
                                                                                               2005           2004
                                                                                               ----           ----

Cash flows from operating activities:
     Net income.........................................................................    $  22,127        18,269
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment.....................        4,353         4,810
       Amortization, net of accretion...................................................        3,892         4,566
       Originations and purchases of loans held for sale................................     (291,932)     (251,421)
       Proceeds from sales of loans held for sale.......................................      243,422       221,196
       Provision for loan losses........................................................           --        12,750
       Provision for income taxes.......................................................       13,298        11,591
       Receipts (payments) of income taxes..............................................        3,044           (63)
       Decrease in accrued interest receivable..........................................        2,059         2,891
       Interest accrued on liabilities..................................................       34,149        21,474
       Payments of interest on liabilities..............................................      (34,451)      (21,581)
       Gain on loans sold and held for sale.............................................       (4,516)       (4,229)
       Gain on sales of branches, net of expenses.......................................           --          (390)
       Other operating activities, net..................................................        6,596         1,801
                                                                                            ---------     ---------
          Net cash provided by operating activities.....................................        2,041        21,664
                                                                                            ---------     ---------

Cash flows from investing activities:
     Maturities of investment securities available for sale.............................      190,348       115,532
     Maturities of investment securities held to maturity...............................          580         1,012
     Purchases of investment securities available for sale..............................      (99,249)     (318,293)
     Purchases of investment securities held to maturity................................         (210)         (100)
     Net decrease (increase) in loans...................................................       23,145       (15,460)
     Recoveries of loans previously charged-off.........................................        6,083         6,164
     Purchases of bank premises and equipment...........................................       (3,188)       (4,449)
     Other investing activities, net....................................................        2,437        11,255
                                                                                            ---------     ---------
          Net cash provided by (used in) investing activities...........................      119,946      (204,339)
                                                                                            ---------     ---------

Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits.................................      (49,509)      105,784
     Decrease in time deposits..........................................................      (49,902)       (5,602)
     Decrease in Federal Home Loan Bank advances........................................       (6,000)           --
     (Decrease) increase in securities sold under agreements to repurchase..............      (32,741)      144,535
     Repayments of note payable.........................................................      (11,000)      (12,500)
     Cash paid for sales of branches, net of cash and cash equivalents sold.............           --        (6,724)
     Payment of preferred stock dividends...............................................         (196)         (196)
                                                                                            ---------     ---------
          Net cash (used in) provided by financing activities...........................     (149,348)      225,297
                                                                                            ---------     ---------
          Net (decrease) increase in cash and cash equivalents..........................      (27,361)       42,622
Cash and cash equivalents, beginning of period..........................................      267,110       213,537
                                                                                            ---------     ---------
Cash and cash equivalents, end of period................................................    $ 239,749       256,159
                                                                                            =========     =========

Noncash investing and financing activities:
     Loans transferred to other real estate.............................................    $     357         1,480
                                                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2004 amounts have been made to conform to the 2005 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri.

(2)      ACQUISITIONS, INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         On January 10, 2005, First Banks entered into an Agreement and Plan of Reorganization providing for the acquisition of FBA Bancorp, Inc. (FBA) and its wholly owned subsidiary bank, First Bank of the Americas, S.S.B. (FBOTA) for approximately $10.5 million in cash. FBA is headquartered in Chicago, Illinois, and through FBOTA, operates three banking offices in the southwestern Chicago metropolitan area. As further described in Note 11 to the Consolidated Financial Statements, First Banks completed its acquisition of FBA and FBOTA on April 29, 2005.

         During the three months ended March 31, 2005, First Banks recorded certain acquisition-related adjustments pertaining to its acquisition of Hillside Investors, Ltd. (Hillside) and its wholly owned banking subsidiary, CIB Bank, which was completed on November 30, 2004. Acquisition-related adjustments included additional purchase accounting adjustments necessary to appropriately adjust the preliminary goodwill of $4.3 million recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect the receipt of additional valuation data. The aggregate adjustments resulted in a purchase price reallocation among goodwill, core deposit intangibles and bank premises and equipment. The purchase price reallocation resulted in the reallocation of $3.1 million of negative goodwill to core deposit intangibles and bank premises and equipment, thereby reducing such assets by $2.8 million and $2.4 million, net of the related tax effect of $1.1 million and $941,000, respectively. Following the recognition of the acquisition-related adjustments, goodwill recorded was reduced from $4.3 million to zero and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were reduced from $13.4 million to $10.6 million, net of the related tax effect. The individual components of the $4.3 million acquisition-related adjustments to goodwill and the $3.1 million purchase price reallocation recorded in the first quarter of 2005 are summarized as follows:

         >> a $1.6 million increase in goodwill to adjust time deposits, net of the related tax effect, to their estimated fair value;

         >> a $967,000 increase in goodwill to adjust other real estate owned, net of the related tax effect, to its estimated fair value;

         >> a $10.0 million reduction in goodwill to adjust loans held for sale, net of the related tax effect, to their estimated fair value. These adjustments were based upon the receipt of loan payoffs received on certain loans held for sale, in addition to significantly higher sales prices received over and above the original third-party bid estimates for certain loans held for sale. As of March 31, 2005, all of the acquired nonperforming loans that had been held for sale as of December 31, 2004 had either been sold or had been paid off, with the exception of one credit relationship, which was subsequently sold in April 2005;

         >> a $1.7 million increase in goodwill, net of the related tax effect, and a related decrease in core deposit intangibles of $2.8 million, resulting from the purchase price reallocation; and

         >> a $1.4 million increase in goodwill, net of the related tax effect, and a related decrease to bank premises and equipment of $2.4 million, resulting from the purchase price reallocation.

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $687,000, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to six individuals with remaining terms ranging from approximately two to 11 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.

                                                                              Severance
                                                                              ---------
                                                                  (dollars expressed in thousands)

         Balance at December 31, 2004.........................................  $  761
         Three Months Ended March 31, 2005:
         Payments.............................................................     (74)
                                                                                ------
         Balance at March 31, 2005............................................  $  687
                                                                                ======

         On January 18, 2005, First Bank opened a de novo branch office in Farmington, Missouri, and on March 25, 2005, First Bank completed the merger of two branch offices in Hillside, located in Chicago, Illinois.

(3) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at March 31, 2005 and December 31, 2004:

                                                       March 31, 2005                December 31, 2004
                                                ----------------------------    ---------------------------
                                                  Gross                          Gross
                                                 Carrying      Accumulated      Carrying       Accumulated
                                                  Amount       Amortization      Amount        Amortization
                                                  ------       ------------      ------        ------------
                                                            (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  30,040         (8,177)        32,823           (7,003)
         Goodwill associated with
           purchases of branch offices.........      2,210         (1,038)         2,210           (1,003)
                                                 ---------        -------        -------         --------
              Total............................  $  32,250         (9,215)        35,033           (8,006)
                                                 =========        =======        =======         ========

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 151,357                       155,642
                                                 =========                       =======


         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $1.2 million and $658,000 for the three months ended March 31, 2005 and 2004, respectively. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch office purchases, has been estimated in the following table, and does not take into consideration any pending or potential future acquisitions or branch office purchases.

                                                (dollars expressed in thousands)
         Year ending December 31:
           2005 remaining..................................  $  3,314
           2006............................................     4,419
           2007............................................     4,419
           2008............................................     4,419
           2009 ...........................................     2,515
           2010 ...........................................     2,055
           Thereafter......................................     1,894
                                                             --------
              Total........................................  $ 23,035
                                                             ========

         Changes in the  carrying  amount of goodwill for the three months ended
March 31, 2005 and 2004 were as follows:

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                 -------------------------
                                                                                                     2005          2004
                                                                                                     ----          ----
                                                                                             (dollars expressed in thousands)

           Balance, beginning of period.....................................................     $ 156,849       145,548
           Acquisition-related adjustments (1)..............................................        (4,285)           --
           Amortization - purchases of branch offices.......................................           (35)          (35)
                                                                                                 ---------      --------
           Balance, end of period...........................................................     $ 152,529       145,513
                                                                                                 =========      ========
           ------------------
           (1) Acquisition-related adjustments of $4.3 million recorded in the first quarter of 2005 pertain to the acquisition of CIB Bank, as further described in Note 2 to the Consolidated Financial Statements.

(4)      SERVICING RIGHTS

         Mortgage Banking Activities. At March 31, 2005 and December 31, 2004, First Banks serviced mortgage loans for others amounting to $1.04 billion and $1.06 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $6.9 million and $4.4 million at March 31, 2005 and December 31, 2004, respectively.

         Changes in mortgage servicing rights, net of amortization, for the three months ended March 31, 2005 and 2004 were as follows:

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  ------------------------
                                                                                                     2005          2004
                                                                                                     ----          ----
                                                                                              (dollars expressed in thousands)

           Balance, beginning of period.....................................................      $ 10,242        15,408
           Originated mortgage servicing rights.............................................           213           354
           Amortization.....................................................................        (1,274)       (1,802)
                                                                                                  --------       -------
           Balance, end of period...........................................................      $  9,181        13,960
                                                                                                  ========       =======


         The fair value of mortgage servicing rights was approximately $14.0 million and $16.6 million at March 31, 2005 and 2004, respectively, and $14.6 million at December 31, 2004. The excess of the fair value of mortgage servicing rights over the carrying value was approximately $4.8 million and $2.6 million at March 31, 2005 and 2004, respectively, and $4.4 million at December 31, 2004.

         Amortization of mortgage servicing rights at March 31, 2005 has been estimated in the following table:

                                                (dollars expressed in thousands)

         Year ending December 31:
             2005 remaining..............................   $  2,889
             2006........................................      3,292
             2007........................................      1,985
             2008........................................        754
             2009........................................        261
                                                            --------
                  Total..................................   $  9,181
                                                            ========

         Other Servicing Activities. At March 31, 2005 and December 31, 2004, First Banks serviced SBA loans for others amounting to $167.5 million and $174.7 million, respectively. Changes in SBA servicing rights, net of amortization, for the three months ended March 31, 2005 were as follows:

                                                                                         Three Months Ended
                                                                                           March 31, 2005
                                                                                           --------------
                                                                                  (dollars expressed in thousands)

         Balance, beginning of period.....................................................    $ 13,013
         Originated servicing rights......................................................         191
         Amortization.....................................................................        (609)
                                                                                              --------
         Balance, end of period...........................................................    $ 12,595
                                                                                              ========

         The fair value of SBA servicing rights was approximately $12.8 million at March 31, 2005 and $13.0 million at December 31, 2004.

         Amortization of SBA servicing rights at March 31, 2005 has been estimated in the following table:

                                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      2005 remaining......................................................   $  1,680
                      2006................................................................      1,927
                      2007................................................................      1,622
                      2008................................................................      1,362
                      2009................................................................      1,141
                      2010................................................................        953
                      Thereafter..........................................................      3,910
                                                                                             --------
                           Total..........................................................   $ 12,595
                                                                                             ========

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004:

                                                                               Income         Shares        Per Share
                                                                             (numerator)   (denominator)      Amount
                                                                             -----------   -------------      ------
                                                                      (dollars in thousands, except share and per share data)

     Three months ended March 31, 2005:
         Basic EPS - income available to common stockholders...............  $  21,931         23,661      $   926.87
         Effect of dilutive securities:
           Class A convertible preferred stock.............................        192            516          (11.83)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders.............  $  22,123         24,177      $   915.04
                                                                             =========        =======      ==========
     Three months ended March 31, 2004:
         Basic EPS - income available to common stockholders...............  $  18,073         23,661      $   763.81
         Effect of dilutive securities:
           Class A convertible preferred stock.............................        192            565           (9.88)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders.............  $  18,265         24,226      $   753.93
                                                                             =========        =======      ==========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $6.7 million and $6.6 million for the three months ended March 31, 2005 and 2004, respectively. First Services, L.P. leases information technology and other equipment from First Bank. During each of the three month periods ended March 31, 2005 and 2004, First Services, L.P. paid First Bank $1.1 million in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $704,000 and $886,000 for the three months ended March 31, 2005 and 2004, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC (First Title), a limited liability company established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $87,000 and $99,000 for the three months ended March 31, 2005 and 2004, respectively, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated, third-party insurers. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by Robert J. Dierberg and members of his immediate family. Robert J. Dierberg is the brother of First Banks' Chairman. Total rent expense incurred by First Bank under the lease obligation contracts with Dierbergs Markets, Inc. was $79,000 and $71,000 for the three months ended March 31, 2005 and 2004, respectively.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $28.8 million and $31.0 million at March 31, 2005 and December 31, 2004, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         On August 30, 2004, First Bank granted to First Capital  America,  Inc.
(FCA), a corporation owned by First Banks' Chairman and members of his immediate family, a written option to purchase 735 Membership Interests of Small Business Loan Source LLC (SBLS LLC), a newly organized and wholly owned limited liability company of First Bank, at a price of $10,000 per Membership Interest, or $7.35 million in aggregate. The option could have been exercised by FCA at any time prior to December 31, 2004 by written notice to First Bank of the intention to exercise the option and payment to First Bank of $7.35 million. On December 31, 2004, First Bank extended the written option under the same terms through March 31, 2005, and on March 31, 2005, First Bank further extended the written option under the same terms through June, 30, 2005. First Bank anticipates that FCA will exercise its option during the second quarter of 2005, upon which SBLS LLC will become 51.0% owned by First Bank and 49.0% owned by FCA.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2005, First Banks and First Bank were each well capitalized.

         As of March 31, 2005, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At March 31, 2005 and December 31, 2004, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                        Actual              Under New Guidelines        For         To Be Well
                                               ------------------------   ------------------------    Capital    Capitalized Under
                                                March 31,  December 31,    March 31,  December 31,   Adequacy    Prompt Corrective
                                                  2005         2004          2005         2004        Purposes    Action Provisions
                                                  ----         ----          ----         ----        --------    -----------------

     Total capital (to risk-weighted assets):
         First Banks.......................      11.06%      10.61%         11.06%      10.61%          8.0%          10.0%
         First Bank........................      10.84       10.73          10.84       10.73           8.0           10.0

     Tier 1 capital (to risk-weighted assets):
         First Banks.......................       8.98        8.43           8.29        7.72           4.0            6.0
         First Bank........................       9.58        9.47           9.58        9.47           4.0            6.0

     Tier 1 capital (to average assets):
         First Banks.......................       7.76        7.89           7.16        7.22           3.0            5.0
         First Bank........................       8.28        8.86           8.28        8.86           3.0            5.0

         On March 1, 2005, the Board of Governors of the Federal Reserve System (Board) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Board's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Board's final rule, as adopted, will reduce First Banks' regulatory capital ratios as set forth in the table above.

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

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                            Corporate, Other
                                                                            and Intercompany
                                                  First Bank              Reclassifications (1)           Consolidated Totals
                                          --------------------------     ------------------------      --------------------------
                                          March 31,    December 31,      March 31,   December 31,      March 31,    December 31,
                                            2005           2004            2005          2004            2005           2004
                                            ----           ----            ----          ----            ----           ----
                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities...................  $1,703,516    1,803,454         10,465          9,895        1,713,981     1,813,349
Loans, net of unearned discount.........   6,156,446    6,137,968             --             --        6,156,446     6,137,968
Goodwill................................     152,529      156,849             --             --          152,529       156,849
Total assets............................   8,585,717    8,720,331         13,607         12,510        8,599,324     8,732,841
Deposits................................   7,076,246    7,161,636        (21,817)        (9,666)       7,054,429     7,151,970
Note payable............................          --           --          4,000         15,000            4,000        15,000
Subordinated debentures.................          --           --        271,835        273,300          271,835       273,300
Stockholders' equity....................     856,379      877,473       (251,171)      (276,580)         605,208       600,893
                                          ==========    =========       ========       ========        =========     =========



                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank             Reclassifications (1)           Consolidated Totals
                                          -----------------------       -----------------------        -----------------------
                                             Three Months Ended           Three Months Ended              Three Months Ended
                                                  March 31,                    March 31,                      March 31,
                                           ----------------------       -----------------------        -----------------------
                                             2005          2004          2005            2004            2005           2004
                                             ----          ----          ----            ----            ----           ----
                                                                   (dollars expressed in thousands)

Income statement information:

Interest income.........................  $  112,062       95,987            166            140          112,228        96,127
Interest expense........................      29,279       17,847          4,870          3,627           34,149        21,474
                                          ----------    ---------       --------       --------        ---------     ---------
     Net interest income................      82,783       78,140         (4,704)        (3,487)          78,079        74,653
Provision for loan losses...............          --       12,750             --             --               --        12,750
                                          ----------    ---------       --------       --------        ---------     ---------
     Net interest income after
       provision for loan losses........      82,783       65,390         (4,704)        (3,487)          78,079        61,903
                                          ----------    ---------       --------       --------        ---------     ---------
Noninterest income......................      21,352       20,719           (251)          (160)          21,101        20,559
Noninterest expense.....................      62,064       51,517          1,691          1,085           63,755        52,602
                                          ----------    ---------       --------       --------        ---------     ---------
     Income before provision
       for income taxes.................      42,071       34,592         (6,646)        (4,732)          35,425        29,860
Provision for income taxes..............      15,620       13,244         (2,322)        (1,653)          13,298        11,591
                                          ----------    ---------       --------       --------        ---------     ---------
     Net income.........................  $   26,451       21,348         (4,324)        (3,079)          22,127        18,269
                                          ==========    =========       ========       ========        =========     =========
------------------
(1)  Corporate and other includes $3.1 million and $2.3 million of interest expense on subordinated debentures, after applicable income tax benefit of $1.6 million and $1.2 million, for the three months ended March 31, 2005 and 2004, respectively.

(9)      OTHER BORROWINGS

         Other  borrowings were comprised of the following at March 31, 2005 and December 31, 2004:

                                                                                      March 31,       December 31,
                                                                                        2005              2004
                                                                                      ---------       ------------
                                                                                  (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily...............................................................   $ 176,365          209,106
              Term................................................................     350,000          350,000
         FHLB advances............................................................      29,644           35,644
                                                                                     ---------          -------
                  Total other borrowings..........................................   $ 556,009          594,750
                                                                                     =========          =======

         The maturity dates, par amounts, interest rate paid and interest rate spread on First Bank's term reverse repurchase agreements as of March 31, 2005 and December 31, 2004 were as follows:

                                                                     Par        Interest Rate    Interest Rate Cap
                     Maturity Date                                 Amount      Minus Spread (1)   Strike Price (1)
                     -------------                                 ------      ----------------   ----------------
                                                                         (dollars expressed in thousands)

         March 31, 2005:
              August 15, 2006.................................   $  50,000      LIBOR - 0.8250%         3.00%
              January 12, 2007................................     150,000      LIBOR - 0.8350%         3.50%
              June 14, 2007...................................      50,000      LIBOR - 0.6000%         5.00%
              June 14, 2007...................................      50,000      LIBOR - 0.6100%         5.00%
              August 1, 2007..................................      50,000      LIBOR - 0.9150%         3.50%
                                                                 ---------
                                                                 $ 350,000
                                                                 =========

         December 31, 2004:
              August 15, 2006.................................   $  50,000      LIBOR - 0.8250%         3.00%
              January 12, 2007................................     150,000      LIBOR - 0.8350%         3.50%
              June 14, 2007...................................      50,000      LIBOR - 0.6000%         5.00%
              June 14, 2007...................................      50,000      LIBOR - 0.6100%         5.00%
              August 1, 2007..................................      50,000      LIBOR - 0.9150%         3.50%
                                                                 ---------
                                                                 $ 350,000
                                                                 =========
         -------------------------
         (1)  The interest rates paid on the term reverse repurchase agreements are based on the three-month London
              Interbank Offering Rate reset in arrears minus the  spread amount shown above plus a floating  amount equal to the differential between the three-month London Interbank  Offering  Rate  reset in  arrears and the strike price shown above, if the three-month London Interbank Offering Rate reset in  arrears exceeds the strike price associated with the interest rate cap agreements.

         On March 21, 2005, First Bank modified its term reverse repurchase agreements under master repurchase agreements with unaffiliated third parties to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. The effect of these modifications resulted in related modifications to the existing interest rate spread from LIBOR for the underlying agreements, which will result in increased interest expense on these agreements when the modifications become effective. The modified terms of the term reverse repurchase agreements will become effective immediately following the next respective quarterly scheduled interest payment dates, which will occur in the second quarter of 2005. First Bank did not incur any costs in conjunction with the modifications of the agreements.

(10)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At March 31, 2005 and December 31, 2004, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         On June 30, 2004, First Bank completed the sale of a significant portion of the leases in its commercial leasing portfolio. In conjunction with the transaction, First Bank recorded a liability of $2.0 million for recourse obligations related to the completion of the sale. For value received, First Bank, as seller, indemnified the buyer of certain leases from any liability or loss resulting from defaults subsequent to the sale. First Bank's indemnification for the recourse obligations is limited to a specified percentage, ranging from 15% to 25%, of the aggregate lease purchase price of specific pools of leases sold. As of March 31, 2005 and December 31, 2004, this liability was $1.6 million, reflecting reductions in the related lease balances for the specific pools of leases sold from borrower payments or repayments.

         On August 31, 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of Small Business Loan Source, Inc. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provides for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. As of March 31, 2005 and December 31, 2004, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC will be required to make payments under the Asset Purchase Agreement is not ascertainable at the present time.

(11)     SUBSEQUENT EVENTS

         On April 29, 2005, First Banks completed its acquisition of FBA, and its wholly owned subsidiary, FBOTA, in exchange for $10.5 million in cash. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. FBA was headquartered in Chicago, Illinois, and through FBOTA, operated three banking offices in the southwestern Chicago metropolitan communities of Back of the Yards, Little Village and Cicero. At the time of the acquisition, FBA had consolidated assets of $73.3 million, loans, net of unearned discount, of $54.3 million, deposits of $55.7 million and stockholders' equity of $7.1 million. The transaction was accounted for using the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $880,000, and the core deposit intangibles, which are not deductible for tax purposes and will be amortized over seven years utilizing the straight-line method, were approximately $1.7 million. FBA was merged with and into SFC and FBOTA was merged with and into First Bank.

         On April 27, 2005, First Banks and Northway State Bank (NSB) entered into an Agreement and Plan of Reorganization that provides for First Banks to acquire NSB for approximately $10.3 million in cash. NSB is headquartered in Grayslake, Illinois, and operates one banking office that is located in Lake County in the northern Chicago metropolitan area. At March 31, 2005, NSB reported total assets of approximately $51.1 million, loans, net of unearned discount, of approximately $40.5 million, total deposits of approximately $45.7 million and stockholders' equity of $5.1 million. The transaction, which is subject to regulatory approvals and the approval of NSB's shareholders, is expected to be completed during the third or fourth quarter of 2005.

         On May 2, 2005, First Banks and International Bank of California (IBOC) entered into an Agreement and Plan of Reorganization that provides for First Banks to acquire IBOC for approximately $33.7 million in cash. IBOC, headquartered in Los Angeles, California, operates seven banking offices, including one in downtown Los Angeles, four branches in eastern Los Angeles County, in Alhambra, Arcadia, Artesia and Rowland Heights, one branch west of downtown Los Angeles, and one branch in downtown San Francisco. At March 31, 2005, IBOC reported total assets of approximately $171.0 million, loans, net of unearned discount, of approximately $125.7 million, total deposits of approximately $151.8 million and stockholders' equity of $18.0 million. The transaction, which is subject to regulatory approvals and the approval of IBOC's shareholders, is expected to be completed during the fourth quarter of 2005.

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

                                     General

         We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank currently operates 167 branch banking offices in California, Illinois, Missouri and Texas. At March 31, 2005, we had total assets of $8.60 billion, loans, net of unearned discount, of $6.16 billion, total deposits of $7.05 billion and total stockholders' equity of $605.2 million.

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

                               Financial Condition

         Total assets were $8.60 billion and $8.73 billion at March 31, 2005 and December 31, 2004, respectively, reflecting a decrease of $133.5 million, or 1.53%, for the three months ended March 31, 2005. The decrease in total assets is primarily attributable to a decline in total deposits of $97.5 million to $7.05 billion at March 31, 2005, from $7.15 billion at December 31, 2004, resulting from an anticipated level of attrition associated with the deposits acquired from CIB Bank, particularly savings and time deposits, as further discussed below. The decline in total deposits was funded from available cash and cash equivalents as well as maturities of investment securities. Available cash and cash equivalents decreased $27.4 million to $239.7 million at March 31, 2005, from $267.1 million at December 31, 2004. Investment securities decreased $99.4 million, or 5.48%, to $1.71 billion at March 31, 2005, from $1.81 billion at December 31, 2004, primarily reflecting maturities of $190.9 million and purchases of $99.5 million. Loans, net of unearned discount, increased $18.5 million to $6.16 billion at March 31, 2005, from $6.14 billion at December 31, 2004, reflecting continued internal loan growth partially offset by loan sales and/or payoffs associated with certain acquired loans, as further discussed under "--Loans and Allowance for Loan Losses." Goodwill declined $4.3 million to $152.5 million at March 31, 2005, from $156.8 million at December 31, 2004, and reflects the reallocation of the purchase price associated with our acquisition of CIB Bank, as further discussed in Note 2 to our Consolidated Financial Statements. Other assets decreased $34.5 million to $99.6 million at March 31, 2005, from $134.2 million at December 31, 2004. This decrease is attributable to a $10.8 million decline in our derivative financial instruments from $4.7 million at December 31, 2004, due to a decline in the fair value of certain derivative financial instruments, the maturity of $200.0 million notional amount of interest rate swap agreements on March 21, 2005 and the termination of $150.0 million interest rate swap agreements on February 25, 2005, as further discussed under "--Interest Rate Risk Management." Additionally, the decline in other assets reflects the receipt of certain receivables during the first quarter of 2005, including a receivable for current income taxes of $8.3 million and a receivable for fiduciary related fees of $3.4 million.

         Total deposits decreased $97.5 million, or 1.36%, to $7.05 billion at March 31, 2005, from $7.15 billion at December 31, 2004. The decrease is attributable to an anticipated level of attrition associated with the deposits acquired from CIB Bank, particularly savings and time deposits, including brokered and internet deposits. The acquisition of CIB Bank, which was completed on November 30, 2004, provided total deposits of $1.10 billion. Our continued deposit marketing efforts and efforts to further develop multiple account relationships with our customers, in addition to slightly higher deposit rates on certain products, have contributed to some deposit growth despite continued aggressive competition within our market areas and the anticipated level of attrition associated with our recent acquisitions. The deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than higher-cost time deposits.

         Other borrowings decreased $38.7 million to $556.0 million at March 31, 2005, from $594.8 million at December 31, 2004. The decrease is attributable to a $32.7 million decrease in daily securities sold under agreements to repurchase and our repayment of $6.0 million of Federal Home Loan Bank advances at their respective maturity dates. We reduced our note payable by $11.0 million to $4.0 million at March 31, 2005 with funds generated from dividends from our subsidiary bank. Our subordinated debentures decreased to $271.8 million at March 31, 2005 from $273.3 million at December 31, 2004 due to changes in the fair value of our interest rate swap agreements that are designated as fair value hedges and utilized to hedge certain issues of our subordinated debentures, as well as the continued amortization of debt issuance costs.

         Our deferred income tax liability decreased to $27.9 million at March 31, 2005, from $34.8 million at December 31, 2004. The decrease is primarily attributable to deferred taxes associated with reductions in our derivative financial instruments and changes in unrealized gains and losses on available-for-sale investment securities.

         Stockholders' equity was $605.2 million and $600.9 million at March 31, 2005 and December 31, 2004, respectively, reflecting an increase of $4.3 million. The increase is primarily attributable to net income of $22.1 million, partially offset by a $17.6 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is comprised of $3.4 million associated with changes in our derivative financial instruments and $14.2 million associated with changes in our unrealized gains and losses on available-for-sale investment securities. The decrease is reflective of increases in prevailing interest rates, a decline in the fair value of our derivative financial instruments, and the maturity of $200.0 million notional amount of our interest rate swap agreements designated as cash flow hedges during the first quarter of 2005, as further discussed under "--Interest Rate Risk Management."

                              Results of Operations

Net Income

         Net income was $22.1 million and $18.3 million for the three months ended March 31, 2005 and 2004, respectively. Results for the three months ended March 31, 2005 reflect increased net interest and noninterest income, and a reduced provision for loan losses, partially offset by increased noninterest expense and an increased provision for income taxes. Our return on average assets was 1.04% for the three months ended March 31, 2005, compared to 1.01% for the comparable period in 2004. Our return on average stockholders' equity was 14.67% for the three months ended March 31, 2005, compared to 13.16% for the comparable period in 2004. Net income for 2004 includes a gain of $2.7 million, before applicable income taxes, recorded in February 2004 relating to the sale of a residential and recreational development property that was foreclosed on in January 2003, and a gain, net of expenses, of $390,000, before applicable income taxes, recorded in February 2004 on the sale of a Midwest branch banking office.

         The increase in earnings in 2005 reflects our focus to continue to improve asset quality, maintain an acceptable net interest margin, improve our noninterest income and control operating expenses. Net interest-earning assets provided by our 2004 acquisitions, higher-yielding investment securities and internal loan growth have contributed to increased net interest income. This increase was partially offset by increased interest expense associated with higher deposit rates, increased levels of other borrowings and the issuance of additional subordinated debentures late in 2004 to partially fund our acquisition of CIB Bank. Net interest income was adversely affected by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates. This decline was the result of the maturity and termination of certain interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." The current interest rate environment, conditions within our markets and the impact of the decline in earnings on our interest rate swap agreements continue to exert pressure on our net interest income and net interest margin.

         Our overall asset quality levels reflect improvement during 2005, resulting in an $8.2 million reduction in nonperforming assets since December 31, 2004. The reduction in nonperforming assets was attributable to the sale of certain acquired nonperforming loans, net loan charge-offs, loan payoffs and/or refinancings of various credits, and loan renewals. These factors contributed to a notable decrease in our provision for loan losses. We did not record a provision for loan losses for the three months ended March 31, 2005, compared to a $12.8 million provision for loan losses for the comparable period in 2004. A significant portion of our nonperforming assets at March 31, 2005 includes nonperforming loans associated with our recent acquisitions, particularly CIB Bank, which we completed in November 2004. Residual problems in our loan portfolio that primarily resulted from weak economic conditions in our markets, as well as these acquired nonperforming loans, remain a primary focus of management as we continue our ongoing efforts to further reduce our nonperforming asset levels. While we have made substantial progress in improving asset quality, both the number and amount of nonperforming loans acquired in our recent acquisitions has contributed to generally high levels of problem loans. We continue to closely monitor our loan portfolio and consider this in our overall assessment of the adequacy of the allowance for loan losses. While we continue our efforts to reduce nonperforming loans, we expect the overall level of such loans to remain at somewhat elevated levels in the near future primarily as a result of the significant level of nonperforming loans associated with the CIB Bank acquisition.

         Noninterest income was $21.1 million and $20.6 million for the three months ended March 31, 2005 and 2004, respectively. The increase for the first quarter of 2005 is attributable to increased service charges on deposit accounts and customer service fees related to higher deposit balances, increased loan servicing fees, increased investment management income associated with our institutional money management subsidiary and a recovery of loan collection expenses. This increase was partially offset by a net loss on the disposal of certain fixed assets, primarily associated with the demolition of a drive-thru facility, a decline in rental income associated with reduced leasing activities and net losses on derivative instruments. In addition, we recorded a nonrecurring gain, net of expenses, on the sale of a Midwest branch banking office in February 2004.

         Noninterest expense was $63.8 million and $52.6 million for the three months ended March 31, 2005 and 2004, respectively. Our efficiency ratio, which is defined as the ratio of noninterest expense to the sum of net interest income and noninterest income, was 64.28% and 55.25% for the three months ended March 31, 2005 and 2004, respectively. Overall increases in our noninterest expenses associated with our 2004 acquisitions and certain nonrecurring transactions, as further discussed below, contributed to the increase in our efficiency ratio for the three months ended March 31, 2005, as compared to the comparable period in 2004. The $11.2 million increase in noninterest expense in the first quarter of 2005 is primarily attributable to an overall increase in expenses resulting from our 2004 acquisitions, an increase in salary and employee benefit expenses and an increase in expenses and losses, net of gains, on other real estate. Salary and employee benefit expenses increased due to the impact of our recent acquisitions, which added 18 branch offices, the addition of four de novo branch offices in 2004 and one in January 2005, and generally higher costs of employing and retaining qualified personnel, including higher employee benefit costs. Noninterest expenses also increased due to a $2.7 million nonrecurring gain recorded in February 2004 on the sale of a residential and recreational development property that was foreclosed on in January 2003.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) increased to $78.4 million for the three months ended March 31, 2005, compared to $75.0 million for the comparable period in 2004, reflecting an increase of 4.59%. Net interest margin was 3.97% and 4.56% for the three months ended March 31, 2005 and 2004, respectively. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. We credit the increase in net interest income during the first quarter of 2005 primarily to net interest-earning assets provided by our 2004 acquisitions, higher-yielding investment securities and internal loan growth, partially offset by increased interest expense associated with higher deposit rates, increased levels of other borrowings and the issuance of additional subordinated debentures in late 2004 to partially fund our acquisition of CIB Bank. Net interest income was adversely impacted by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates. As further discussed under "--Interest Rate Risk Management," our derivative financial instruments used to hedge our interest rate risk contributed $3.6 million and $16.2 million to net interest income for the three months ended March 31, 2005 and 2004, respectively. The decreased earnings on our interest rate swap agreements reflect the impact of higher interest rates and maturities of interest rate swap agreements of $800.0 million during 2004 and $200.0 million in March 2005, as well as the termination of $150.0 million of interest rate swap agreements on February 25, 2005. Although the Company has implemented other methods to mitigate the reduction in net interest income, including the funding of investment security purchases through the issuance of term reverse repurchase agreements, the reduction in our interest rate swap agreements will result in a reduction of future net interest income and further compression of our net interest margin unless interest rates increase.

         Average interest-earning assets increased to $8.01 billion for the three months ended March 31, 2005, from $6.61 billion for the three months ended March 31, 2004. The increase is primarily attributable to our three acquisitions completed in 2004, which provided assets of $1.38 billion in aggregate. In addition, we purchased $250.0 million of callable U.S. Government agency securities in conjunction with the issuance of $250.0 million of term reverse repurchase agreements that we entered into in conjunction with our interest rate risk management program during the first and second quarters of 2004. The current interest rate environment, overall economic conditions and the maturity and termination of certain interest rate swap agreements, as discussed above, continue to exert pressure on our net interest margin.

         Average investment securities were $1.74 billion and $1.15 billion for the three months ended March 31, 2005 and 2004, respectively, reflecting an increase of $587.2 million. The yield on our investment portfolio was 4.14% for the three months ended March 31, 2005, compared to 4.12% for the comparable period in 2004. The overall increase in the average balance of investment securities relates primarily to our 2004 acquisitions, which provided investment securities of $438.0 million. Funds available from maturities of investment securities were used to fund a decrease in deposits, primarily related to the deposits acquired from CIB Bank, and a reinvestment in additional investment securities. Additionally, a portion of excess short-term investments, which include federal funds sold and interest-bearing deposits, was also utilized to fund deposit attrition and to purchase higher-yielding available-for-sale investment securities, resulting in a decline in average short-term investments of $39.5 million to $83.3 million for the three months ended March 31, 2005, from $122.8 million for the comparable period in 2004. During 2004, our investment securities purchases included the purchase of $250.0 million of callable U.S. Government agency securities, representing the underlying securities associated with $250.0 million, in aggregate, of three-year reverse repurchase agreements under master repurchase agreements that we consummated in the first and second quarters of 2004, as further described in Note 9 to our Consolidated Financial Statements.

         Average loans, net of unearned discount, were $6.18 billion for the three months ended March 31, 2005, in comparison to $5.33 billion for the comparable period in 2004, reflecting an increase of $850.8 million. The yield on our loan portfolio decreased to 6.18% for the three months ended March 31, 2005, in comparison to 6.36% for the comparable period in 2004. Although our loan portfolio yields increased with rising interest rates, total interest income on our loan portfolio was adversely impacted by decreased earnings on our interest rate swap agreements designated as cash flow hedges. Higher interest rates and the maturities of interest rate swap agreements of $750.0 million in 2004 and $200.0 million in March 2005 resulted in decreased earnings on our swap agreements of approximately $10.9 million, contributing to the decrease in yields on our loan portfolio, and a compression of our net interest margin of approximately 55 basis points for the three months ended March 31, 2005. We attribute the increase in the average balance for 2005 primarily to our acquisitions completed during 2004, which provided total loans of $780.9 million. The increase is also the result of internal loan growth, partially offset by reductions in our nonperforming loan portfolio due to the sale of certain nonperforming loans, loan payoffs and/or refinancings. Average commercial, financial and agricultural loans increased $134.4 million for the three months ended March 31, 2005, over the comparable period in 2004. Average real estate construction and development loans increased approximately $258.8 million in 2005, over the comparable period in 2004, primarily as a result of our recent acquisitions in 2004 and seasonal increases on existing and available credit lines as well as new loan production. Average real estate mortgage loans increased approximately $502.9 million for the three months ended March 31, 2005, over the comparable period in 2004, due to our recent acquisitions in 2004 and our business strategy decision to retain a portion of our residential mortgage loan production that would have been previously sold in the secondary market. Average mortgage loans held for sale increased approximately $8.2 million for the three months ended March 31, 2005, over the comparable period in 2004, resulting from increased volumes of loan originations coupled with the timing of loan sales in the secondary mortgage market. Average lease financing volumes decreased approximately $53.7 million during the three months ended March 31, 2005, from the comparable period in 2004, primarily resulting from our business strategy initiated in late 2002 to reduce our commercial leasing activities and the subsequent sale of a significant portion of the remaining leases in our commercial leasing portfolio in June 2004.

         Average deposits increased to $7.09 billion for the three months ended March 31, 2005, from $5.99 billion for the comparable period in 2004. The increase is primarily reflective of our acquisitions completed during 2004, which provided deposits of $1.21 billion. For the three months ended March 31, 2005, the aggregate weighted average rate paid on our deposit portfolio increased to 1.79% from 1.39% for the comparable period in 2004, and is primarily attributable to the current rising interest rate environment and the mix of the CIB Bank deposit base. In addition, the decreased earnings associated with certain of our interest rate swap agreements designated as fair value hedges, as well as the termination of $150.0 million of fair value hedges on February 25, 2005, also contributed to an increase in interest paid on our time deposits. Although overall average deposit levels have increased as a result of our 2004 acquisitions, the overall increase was partially offset by a significant decrease in deposits due to an anticipated level of attrition associated with the deposits acquired from CIB Bank. Excluding the impact of our acquisitions, the change in our average deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transactional accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers. Average demand and savings deposits were $4.29 billion and $4.05 billion for the three months ended March 31, 2005 and 2004, respectively. Average total time deposits increased $856.1 million to $2.80 billion for the three months ended March 31, 2005, from $1.94 billion for the comparable period in 2004.

         Average other borrowings increased $189.2 million to $578.0 million for the three months ended March 31, 2005, compared to $388.8 million for the comparable period in 2004. The aggregate weighted average rate paid on our other borrowings was 2.32% for the three months March 31, 2005, compared to 0.67% for the comparable period in 2004. The increased rate paid on our other borrowings reflects the increased short-term interest rate environment that began in the second quarter of 2004. The increase in average other borrowings is primarily attributable to $250.0 million of term reverse repurchase agreements that we consummated during 2004, as further described in Note 9 to our Consolidated Financial Statements.

         The aggregate weighted average rate paid on our note payable was 7.30% for the three months ended March 31, 2005, compared to 5.06% for the three months ended March 31, 2004. The weighted average rate paid reflects unused credit commitment and letter of credit facility fees on our secured credit facility agreement. Amounts outstanding under our revolving line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the London Interbank Offering Rate plus a margin determined by the outstanding balance and our profitability for the preceding four calendar quarters. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. However, the borrowing level for these periods has been minimal.

         Average subordinated debentures were $273.8 million for the three months ended March 31, 2005, compared to $210.9 million for the three months ended March 31, 2004. The aggregate weighted average rate paid on our subordinated debentures was 7.03% and 6.75% for the three months ended March 31, 2005 and 2004, respectively. Interest expense on our subordinated debentures was $4.7 million for the three months ended March 31, 2005, compared to $3.5 million for the comparable period in 2004. As previously discussed, the increase for the three months ended March 31, 2005 primarily reflects the issuance of $61.9 million of additional subordinated debentures in late 2004 to partially fund our acquisition of CIB Bank, as well as the earnings impact of our interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." The issuance of the additional subordinated debentures resulted in a decrease in our net interest income and net interest margin of approximately $698,000 and four basis points, respectively.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated:


                                                                            Three Months Ended March 31,
                                                             ---------------------------------------------------------
                                                                          2005                         2004
                                                             ----------------------------   --------------------------
                                                                         Interest                      Interest
                                                               Average   Income/  Yield/    Average    Income/  Yield/
                                                               Balance   Expense   Rate     Balance    Expense   Rate
                                                               -------   -------   ----     -------    -------   ----
                                                                         (dollars expressed in thousands)
                                   ASSETS
                                   ------

Interest-earning assets:
    Loans (1)(2)(3)(4).....................................  $6,184,119    94,270  6.18%  $5,333,353    84,328   6.36%
    Investment securities (4)..............................   1,741,900    17,785  4.14    1,154,663    11,831   4.12
    Short-term investments.................................      83,303       509  2.48      122,757       286   0.94
                                                             ----------  --------         ----------   -------
           Total interest-earning assets...................   8,009,322   112,564  5.70    6,610,773    96,445   5.87
                                                                         --------                      -------
Nonearning assets..........................................     654,435                      652,521
                                                             ----------                   ----------
           Total assets....................................  $8,663,757                   $7,263,294
                                                             ==========                   ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits....................  $  885,555       888  0.41%  $  868,712       967   0.45%
       Savings deposits....................................   2,198,086     5,744  1.06    2,161,910     4,777   0.89
       Time deposits of $100 or more.......................     807,398     5,354  2.69      438,418     2,956   2.71
       Other time deposits (3).............................   1,990,790    13,979  2.85    1,503,636     8,487   2.27
                                                             ----------  --------         ----------   -------
           Total interest-bearing deposits.................   5,881,829    25,965  1.79    4,972,676    17,187   1.39
    Other borrowings.......................................     577,997     3,300  2.32      388,793       644   0.67
    Note payable (5).......................................       7,667       138  7.30        8,346       105   5.06
    Subordinated debentures (3)............................     273,801     4,746  7.03      210,890     3,538   6.75
                                                             ----------  --------         ----------   -------
           Total interest-bearing liabilities..............   6,741,294    34,149  2.05    5,580,705    21,474   1.55
                                                                         --------                      -------
Noninterest-bearing liabilities:
    Demand deposits........................................   1,207,253                    1,021,744
    Other liabilities......................................     103,387                      102,323
                                                             ----------                   ----------
           Total liabilities...............................   8,051,934                    6,704,772
Stockholders' equity.......................................     611,823                      558,522
                                                             ----------                   ----------
           Total liabilities and stockholders' equity......  $8,663,757                   $7,263,294
                                                             ==========                   ==========
Net interest income........................................                78,415                       74,971
                                                                         ========                      =======
Interest rate spread.......................................                        3.65                          4.32
Net interest margin (6)....................................                        3.97%                         4.56%
                                                                                  =====                         =====
--------------------
(1)  For purposes of these calculations, nonaccrual loans are included in average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $336,000 and $318,000 for the three months ended March 31, 2005 and 2004, respectively.
(5)  Interest expense on our note payable includes commitment, arrangement and renewal fees.
(6)  Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-
     earning assets.

Provision for Loan Losses

         The Company did not record a provision for loan losses for the three months ended March 31, 2005, in comparison to a $12.8 million provision for loan losses recorded for the three months ended March 31, 2004. The reduced provision for loan losses during the first quarter of 2005 resulted from the recent sale of certain nonperforming loans, payoffs and/or refinancings as well as an overall improvement in asset quality, as further discussed under "--Loans and Allowance for Loan Losses." Net loan charge-offs were $6.6 million and $5.3 million for the three months ended March 31, 2005 and 2004, respectively. Nonperforming loans at March 31, 2005, decreased 7.03% to $79.8 million from $85.8 million at December 31, 2004. The decrease in nonperforming loans and problem loans during 2005 primarily reflects the sale of approximately $2.8 million of certain acquired nonperforming loans, net loan charge-offs of $6.6 million, loan payoffs and/or refinancings of various credits, and loan renewals, as further discussed under "--Loans and Allowance for Loan Losses." Our allowance for loan losses was $144.2 million at March 31, 2005, compared to $150.7 million at December 31, 2004. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.34% at March 31, 2005, compared to 2.46% at December 31, 2004, and our allowance for loan losses as a percentage of nonperforming loans was 180.71% at March 31, 2005, compared to 175.65% at December 31, 2004. Management continues to closely monitor its operations to address the ongoing challenges posed by the current economic environment and expects nonperforming loans to remain at somewhat elevated levels in the near future primarily as a result of the significant level of nonperforming loans associated with the CIB Bank acquisition. Management considers these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $21.1 million and $20.6 million for the three months ended March 31, 2005 and 2004, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains on sales of available-for-sale investment securities, investment management income, bank owned life insurance investment income and other income.

         Service charges on deposit accounts and customer service fees were $9.3 million and $8.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase in service charges and customer service fees is primarily attributable to increased demand deposit account balances associated with our acquisitions of Continental Community Bank and Trust Company, or CCB, and CIB Bank completed in July 2004 and November 2004, respectively. The increase is also attributable to additional products and services available and utilized by our expanded retail and commercial customer base, higher earnings allowances on commercial deposit accounts and increased income associated with automated teller machine services and debit cards.

         The gain on loans sold and held for sale was $4.5 million and $4.2 million for the three months ended March 31, 2005 and 2004, respectively. We attribute the slight increase in 2005 to an increase in the volume of mortgage loans originated and sold as well as the timing of the completion of loan sales in the secondary mortgage market.

         Investment management income was $2.0 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively, reflecting increased portfolio management fees generated by our Institutional Money Management Division.

         Other income was $4.0 million and $4.5 million for the three months ended March 31, 2005 and 2004, respectively. We attribute the primary components of the fluctuations in 2005 to:

         >> an increase of $932,000 in loan servicing fees. The net increase is primarily attributable to increased fees from loans serviced for others, including fees from the SBA servicing asset purchased from Small Business Loan Source, Inc. in August 2004, decreased amortization of mortgage servicing rights and a lower level of interest shortfall. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner;

         >>    a $500,000 nonrecurring recovery of loan collection expenses;

         >>    an increase of $176,000 in fees from fiduciary activities; and

         >> our acquisitions of CCB and CIB Bank completed during 2004; partially offset by

         >> net losses on derivative instruments in 2005 compared to net gains on derivative instruments in 2004 resulting from changes in the fair value of our fair value hedges and underlying hedged liabilities. Net losses on derivative instruments were $590,000 for the three months ended March 31, 2005, compared to net gains of $32,000 for the three months ended March 31, 2004;

         >> a decline of $493,000 in rental income associated with our reduced commercial leasing activities;

         >> a gain, net of expenses, of $390,000 on the sale of a Midwest branch banking office in February 2004. There were no sales of branch banking offices during the three months ended March 31, 2005;

         >> a decline of $267,000 in income associated with standby letters of credit;

         >> a decline of $65,000 in brokerage revenue primarily associated with overall market conditions and reduced customer demand; and

         >> a net increase in losses on the disposition of certain assets, primarily attributable to a $319,000 net loss on the demolition of a branch drive-thru facility in the first quarter of 2005.

Noninterest Expense

         Noninterest expense was $63.8 million and $52.6 million for the three months ended March 31, 2005 and 2004, respectively. Our efficiency ratio was 64.28% and 55.25% for the three months ended March 31, 2005 and 2004, respectively. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to net interest income and noninterest income. The increase in noninterest expense was primarily attributable to an overall increase in expenses resulting from our 2004 acquisitions, an increase in salary and employee benefit expenses and an increase in expenses and losses, net of gains, on other real estate owned, partially offset by a decrease in write-downs on various operating leases associated with our commercial leasing business.

         Salaries and employee benefits expense was $32.9 million and $27.7 million for the three months ended March 31, 2005 and 2004, respectively. We attribute the overall increase to increased salaries and employee benefits expenses associated with 18 additional branches acquired in 2004, four de novo branches opened in 2004 and one de novo branch opened in January 2005, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including higher employee benefits expense. Our number of employees on a full-time equivalent basis increased to approximately 2,200 at March 31, 2005, from approximately 1,980 at March 31, 2004.

         Occupancy, net of rental income, and furniture and equipment expense totaled $9.3 million and $9.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase is attributable to higher levels of expense resulting from recent acquisitions, as well as technology equipment expenditures, continued expansion and renovation of various corporate and branch offices, and increased depreciation expense associated with capital expenditures and acquisitions.

         Information technology fees were $8.2 million and $8.0 million for the three months ended March 31, 2005 and 2004, respectively. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and operational support services to our subsidiaries and us. We attribute the level of fees to our recent acquisitions, growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, partially offset by expense reductions resulting from the information technology conversions of our acquisitions completed in 2004, as well as the achievement of certain efficiencies associated with the implementation of various technology projects. The information technology conversions of CCB and CIB Bank were completed in September 2004 and February 2005, respectively.

         Legal, examination and professional fees were $2.4 million and $1.6 million for the three months ended March 31, 2005 and 2004. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation costs primarily related to acquired entities have all contributed to the overall expense levels in 2004 and 2005. The increase in 2005 is also attributable to $386,000 of fees paid for information technology, accounting and other services provided by the seller of CIB Bank pursuant to a service agreement to provide services from the date of sale, November 30, 2004, through the date of system conversion, mid-February 2005.

         Amortization of intangibles associated with the purchase of subsidiaries was $1.2 million and $658,000 million for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily attributable to core deposit intangibles associated with our acquisitions of CCB and CIB Bank completed in 2004.

         Communications and advertising and business development expenses increased to $2.2 million from $1.7 million for the three months ended March 31, 2005 and 2004, respectively. The expansion of our sales, marketing and product group in 2004 and broadened advertising campaigns have contributed to higher expenditures and are consistent with our continued focus on expanding our banking franchise and the products and services available to our customers. We continue our efforts to manage these expenses through renegotiation of contracts, enhanced focus on advertising and promotional activities in markets that offer greater benefits, as well as ongoing cost containment efforts.

         Other expense was $6.0 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase is primarily attributable to:

         >>    an increase of $2.8 million of  expenditures  and losses,  net of gains,  on other real  estate.  Expenditures  and losses,  net of gains, on other real estate were $38,000 for the three months ended March 31, 2005, in comparison to net gains of $2.7 million for the comparable period in 2004. The increase in these noninterest expenses for the three months ended March 31, 2005, as compared to the comparable period in 2004, was primarily due to a $2.7 million gain recorded in February 2004 on the sale of a residential and recreational development property that was transferred to other real estate in January 2003;

         >> expenses associated with our acquisitions completed during 2004, particularly CIB Bank; and

         >>    continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $13.3 million and $11.6 million for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate was 37.54% and 38.82% for the three months ended March 31, 2005 and 2004, respectively. The lower effective tax rate for the first three months of 2005 was the result of a lower effective state tax rate.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of March 31, 2005 and December 31, 2004 are summarized as follows:

                                                                     March 31, 2005             December 31, 2004
                                                                ------------------------    -------------------------
                                                                  Notional      Credit       Notional        Credit
                                                                   Amount      Exposure       Amount        Exposure
                                                                   ------      --------       ------        --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $  300,000         834        500,000          1,233
         Fair value hedges....................................     126,200       2,773        276,200          9,609
         Interest rate lock commitments.......................       6,100          --          5,400             --
         Forward commitments to sell
           mortgage-backed securities.........................      37,000          --         34,000             --
                                                                ==========      ======        =======         ======

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

         During the three months ended March 31, 2005 and 2004, we realized net interest income on our derivative financial instruments of $3.6 million and $16.2 million, respectively. The decrease is primarily attributable to an increase in prevailing interest rates that began in mid-2004 and continued into 2005, the maturity of $800.0 million notional amount of interest rate swap agreements in 2004, the maturity of $200.0 million notional amount of interest rate swap agreements designated as cash flow hedges in March 2005, and the termination of $150.0 million of interest rate swap agreements designated as fair value hedges in February 2005, as further discussed below. Although the Company has implemented other methods to mitigate the reduction in net interest income, as further discussed below, the maturity and termination of the swap agreements will result in a reduction of future net interest income and further compression of our net interest margin unless interest rates increase. We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $590,000 for the three months ended March 31, 2005, in comparison to net gains of $32,000 for the comparable period in 2004. The decrease in 2005 reflects valuation changes in the fair value of our fair value hedges and the underlying hedged liabilities.

Cash Flow Hedges. During September 2000, March 2001, April 2001, March 2002 and July 2003, we entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In addition, the $150.0 million notional amount swap agreement that we entered into in March 2002 matured on March 14, 2004, the $600.0 million notional amount swap agreements that we entered into in September 2000 matured on September 20, 2004, and the $200.0 million notional amount swap agreements that we entered into in March 2001 matured on March 21, 2005. The amount receivable by us under the swap agreements was $2.4 million and $2.7 million at March 31, 2005 and December 31, 2004, respectively, and the amount payable by us under the swap agreements was $1.5 million and $1.4 million at March 31, 2005 and December 31, 2004, respectively.

         In October 2004, we implemented the guidance required by the FASB's Derivatives Implementation Group on Statement of Financial Accounting Standards No. 133 Implementation Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, or DIG issue G25, and de-designated all of the specific pre-existing cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25. Consequently, the $4.1 million net gain associated with the de-designated cash flow hedging relationships at September 30, 2004, is being amortized to interest income over the remaining lives of the respective hedging relationships, which ranged from approximately six months to three years at the date of implementation. We elected to prospectively re-designate new cash flow hedging relationships based upon minor revisions to the underlying hedged items as required by the guidance in DIG Issue G25. The implementation of DIG Issue G25 did not and is not expected to have a material impact on our consolidated financial statements, results of operations or interest rate risk management program.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of March 31, 2005 and December 31, 2004 were as follows:

                                                                Notional     Interest Rate  Interest Rate    Fair
                          Maturity Date                          Amount          Paid         Received       Value
                          -------------                          ------          ----         --------       -----
                                                                         (dollars expressed in thousands)

         March 31, 2005:
             April 2, 2006...................................  $  100,000        2.93%          5.45%      $  1,461
             July 31, 2007...................................     200,000        2.90           3.08         (5,236)
                                                               ----------                                  --------
                                                               $  300,000        2.91           3.87       $ (3,775)
                                                               ==========       =====          =====       ========

         December 31, 2004:
             March 21, 2005..................................  $  200,000        2.43%          5.24%      $  1,155
             April 2, 2006...................................     100,000        2.43           5.45          2,678
             July 31, 2007...................................     200,000        2.40           3.08         (2,335)
                                                               ----------                                  --------
                                                               $  500,000        2.42           4.42       $  1,498
                                                               ==========       =====          =====       ========

Fair Value Hedges. We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $3.9 million at December 31, 2004, and the amount payable by us under the swap agreements was $695,000 at December 31, 2004. In September 2003, we discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements entered into in January 2001 due to the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. Consequently, the resulting $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately three months. This $50.0 million notional swap agreement matured in January 2004. Effective February 25, 2005, we terminated the remaining $150.0 million notional amount of five-year interest rate swap agreements that hedged a portion of our other time deposits. The termination of the swap agreements resulted from an increasing level of ineffectiveness associated with the correlation of the hedge positions between the swap agreements and the underlying hedged liabilities that had been anticipated as the swap agreements neared their originally scheduled maturity dates in January 2006. The resulting $3.1 million basis adjustment of the underlying hedged liabilities is being recorded as interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately ten months.

         >> During May 2002, we entered into $55.2 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at March 31, 2005 or December 31, 2004.

         >> During March 2003 and April 2003, we entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at March 31, 2005 or December 31, 2004.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of March 31, 2005 and December 31, 2004 were as follows:

                                                                Notional    Interest Rate  Interest Rate    Fair
                          Maturity Date                          Amount         Paid         Received       Value
                          -------------                          ------         ----         --------       -----
                                                                         (dollars expressed in thousands)

         March 31, 2005:
             December 31, 2031................................  $  55,200        4.86%         9.00%      $  1,160
             March 20, 2033...................................     25,000        5.11          8.10         (1,267)
             June 30, 2033....................................     46,000        5.14          8.15         (2,252)
                                                                ---------                                 --------
                                                                $ 126,200        5.01          8.51       $ (2,359)
                                                                =========       =====         =====       ========

         December 31, 2004:
             January 9, 2006 (1)..............................  $ 150,000        2.06%         5.51%      $  3,610
             December 31, 2031................................     55,200        4.27          9.00          2,171
             March 20, 2033...................................     25,000        4.52          8.10           (929)
             June 30, 2033....................................     46,000        4.55          8.15         (1,689)
                                                                ---------                                 --------
                                                                $ 276,200        3.14          6.88       $  3,163
                                                                =========       =====         =====       ========
         ------------------
         (1) The interest rate swap agreements were terminated effective February 25, 2005, as further discussed above.

Interest Rate Cap Agreements. During 2003 and 2004, we entered into five term reverse repurchase agreements under master repurchase agreements with unaffiliated third parties, as further described in Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term reverse repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term reverse repurchase agreements were entered into with the objective of stabilizing net interest income over time and further protecting net interest margin against changes in interest rates. The interest rate cap agreements included within the term reverse repurchase agreements represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term reverse repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term reverse repurchase agreements are reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of income. As further described in Note 9 to our Consolidated Financial Statements, on March 21, 2005, we modified our term reverse repurchase agreements under master repurchase agreements with unaffiliated third parties to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. The effect of these modifications resulted in related modifications to the existing interest rate spread from LIBOR for the underlying agreements. The modified terms of the term reverse repurchase agreements will become effective immediately following the next respective quarterly scheduled interest payment dates, which will occur in the second quarter of 2005. We did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments.

Pledged Collateral. At March 31, 2005 and December 31, 2004, we had a $5.0 million letter of credit issued on our behalf to the counterparty and had pledged investment securities available for sale with a fair value of $230,000 and $527,000, respectively, in connection with our interest rate swap agreements. At March 31, 2005, we had pledged cash of $9.1 million as collateral in connection with our interest rate swap agreements. At December 31, 2004, we had accepted cash of $6.0 million as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in derivative instruments in the consolidated balance sheets was $45,000 and $20,000 at March 31, 2005 and December 31, 2004, respectively.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 83.9% and 87.6% of total interest income for the three months ended March 31, 2005 and 2004, respectively. Total loans, net of unearned discount, increased $18.5 million to $6.16 billion, or 71.6% of total assets, at March 31, 2005, compared to $6.14 billion, or 70.3% of total assets, at December 31, 2004. The overall increase in loans, net of unearned discount, in 2005 is primarily attributable to:

         >> an increase of $56.8 million in our real estate mortgage portfolio primarily attributable to internal growth, management's business strategy decision in mid-2003 to retain a portion of the new loan production in our real estate mortgage portfolio as a result of continued weak loan demand in other sectors of our loan portfolio, and a home equity product line campaign that we held in mid-2004; and

         >> an increase of $21.5 million in loans held for sale resulting from the timing of loan sales in the secondary mortgage market, coupled with an overall increase in loan origination volumes as compared to the fourth quarter 2004 partially offset by the sale of certain acquired loans; partially offset by

         >> a decrease of $44.8 million in our commercial, financial and agricultural portfolio, due partially to a decline in internal loan volumes and an anticipated amount of attrition associated with our acquisitions completed during 2004, particularly CIB Bank, as well as general runoff of balances within this portfolio;

         >>    a decrease of $12.0 million in our real estate  construction  and
               development   portfolio   resulting   primarily   from   seasonal
               fluctuations on existing and available credit lines; and

         >> a decrease of $3.0 million in consumer and installment loans, reflecting continued reductions in new non-real estate consumer lending volumes and the repayment of principal on our existing portfolio.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2005 and December 31, 2004:

                                                                                   March 31,       December 31,
                                                                                     2005              2004
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)
         Commercial, financial and agricultural:
           Nonaccrual.........................................................   $     8,430          10,147
           Restructured.......................................................            --               4
         Real estate construction and development:
           Nonaccrual.........................................................        16,848          13,435
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual......................................................        11,342           9,881
              Restructured....................................................            11              11
           Multi-family residential loans:
              Nonaccrual......................................................           419             434
           Commercial real estate loans:
              Nonaccrual......................................................        41,604          50,671
         Lease financing:
           Nonaccrual.........................................................           832             907
         Consumer and installment:
           Nonaccrual.........................................................           286             310
                                                                                 -----------      ----------
                  Total nonperforming loans...................................        79,772          85,800
         Other real estate....................................................         1,822           4,030
                                                                                 -----------      ----------
                  Total nonperforming assets..................................   $    81,594          89,830
                                                                                 ===========      ==========

         Loans, net of unearned discount......................................   $ 6,156,446       6,137,968
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing....................   $     8,846          28,689
                                                                                 ===========      ==========

         Ratio of:
           Allowance for loan losses to loans.................................          2.34%           2.46%
           Nonperforming loans to loans.......................................          1.30            1.40
           Allowance for loan losses to nonperforming loans...................        180.71          175.65
           Nonperforming assets to loans and other real estate................          1.32            1.46
                                                                                 ===========      ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $79.8 million at March 31, 2005, in comparison to $85.8 million at December 31, 2004. Other real estate owned was $1.8 million and $4.0 million at March 31, 2005 and December 31, 2004, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, improved by 9.17% during the first quarter of 2005 to $81.6 million at March 31, 2005, compared to $89.8 million at December 31, 2004. A significant portion of nonperforming assets includes nonperforming loans associated with our recent acquisition of CIB Bank in November 2004, which have decreased to $43.7 million at March 31, 2005 from $50.5 million at December 31, 2004. Nonperforming loans were 1.30% of loans, net of unearned discount, at March 31, 2005, compared to 1.40% at December 31, 2004. Additionally, loans past due 90 days or more and still accruing decreased from $28.7 million at December 31, 2004 to $8.8 million at March 31, 2005. The decrease in nonperforming loans and problem loans during the three months ended March 31, 2005 primarily resulted from the sale of approximately $2.8 million of certain acquired nonperforming loans, net loan charge-offs of $6.6 million, loan payoffs and/or refinancings of various credits, and loan renewals. A portion of the loan payoffs and sales during the first quarter of 2005 pertaining to certain acquired nonperforming loans that were classified as loans held for sale as of December 31, 2004 contributed to a reallocation of the purchase price on our acquisition of Hillside, as further discussed in Note 2 to our Consolidated Financial Statements. Additionally, we recorded an addition write-down on an acquired parcel of other real estate owned to its estimated fair value based upon additional data received. This $1.6 million write-down on other real estate owned, which was also recorded as an acquisition-related adjustment and is further discussed in Note 2 to our Consolidated Financial Statements, further contributed to the decrease in nonperforming assets.

         Loan charge-offs were $12.6 million and $11.5 million for the three months ended March 31, 2005 and 2004, respectively. Loan charge-offs, net of recoveries, were $6.6 million and $5.3 million for the three months ended March 31, 2005 and 2004, respectively. The allowance for loan losses was $144.2 million at March 31, 2005, compared to $150.7 million at December 31, 2004. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.34% at March 31, 2005, compared to 2.46% at December 31, 2004, and our allowance for loan losses as a percentage of nonperforming loans was 180.71% at March 31, 2005, compared to 175.65% at December 31, 2004. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the current economic environment, including reduced loan demand within our certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses. Despite the improvement in nonperforming assets during 2005, we anticipate nonperforming assets will continue to remain at somewhat elevated levels in the near future as a result of the significant level of acquired nonperforming loans associated with our three acquisitions in the later part of 2004, particularly, our acquisition of CIB Bank in November 2004.

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

         Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 were as follows:

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         ------------------------
                                                                                             2005          2004
                                                                                             ----          ----
                                                                                       (dollars expressed in thousands)


         Balance, beginning of period.................................................    $ 150,707      116,451
         Other adjustments (1)........................................................           --        1,000
                                                                                          ---------     --------
                                                                                            150,707      117,451
                                                                                          ---------     --------
         Loans charged-off............................................................      (12,636)     (11,494)
         Recoveries of loans previously charged-off...................................        6,083        6,164
                                                                                          ---------     --------
             Net loan charge-offs.....................................................       (6,553)      (5,330)
                                                                                          ---------     --------
         Provision for loan losses....................................................           --       12,750
                                                                                          ---------     --------
         Balance, end of period.......................................................    $ 144,154      124,871
                                                                                          =========     ========
         ---------------
         (1)   In December 2003, we  established a $1.0 million specific reserve for estimated  losses on  a $5.3 million letter of credit that was recorded in accrued and other liabilities in our consolidated balance sheets. In January 2004, the letter of credit was fully funded as a loan and the related $1.0 million  specific  reserve was  reclassified from accrued and other liabilities to the allowance for loan losses.

                                    Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $1.38 billion and $1.42 billion at March 31, 2005 and December 31, 2004, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our note payable, at March 31, 2005:

                                                                Certificates of Deposit     Other
                                                                  of $100,000 or More    Borrowings          Total
                                                                  -------------------    ----------          -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................     $198,416            176,365           374,781
         Over three months through six months.....................      130,263              4,144           134,407
         Over six months through twelve months....................      239,066                 --           239,066
         Over twelve months.......................................      250,071            379,500           629,571
                                                                       --------           --------         ---------
              Total...............................................     $817,816            560,009         1,377,825
                                                                       ========           ========         =========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2005 and December 31, 2004, First Bank's borrowing capacity under the agreement was approximately $796.5 million and $778.7 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $465.4 million and $505.2 million at March 31, 2005 and December 31, 2004, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $29.6 million and $35.6 million at March 31, 2005 and December 31, 2004, respectively, which represent advances assumed in conjunction with various acquisitions, First Bank had no amounts outstanding under its borrowing arrangement with the Federal Home Loan Bank at March 31, 2005 and December 31, 2004.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at March 31, 2005 are as follows:


                                                            Less than       1-3          3-5         Over
                                                             1 Year        Years        Years       5 Years      Total
                                                             ------       ------        -----       -------      -----
                                                                       (dollars expressed in thousands)

         Operating leases...............................   $    9,967      14,720       9,898       17,762      52,347
         Certificates of deposit (1)....................    1,904,314     685,074     156,165       38,590   2,784,143
         Other borrowings (1)...........................      176,509     365,500       3,000       11,000     556,009
         Note payable (1)...............................        4,000          --          --           --       4,000
         Subordinated debentures (1)....................           --          --          --      271,835     271,835
         Other contractual obligations..................        2,387         336         102           20       2,845
                                                           ----------   ---------     -------      -------   ---------
              Total.....................................   $2,097,177   1,065,630     169,165      339,207   3,671,179
                                                           ==========   =========     =======      =======   =========
         ---------------
         (1)  Amounts exclude the related interest expense accrued on these obligations as of March 31, 2005.

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

                       Effects of New Accounting Standards

         In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations.
Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. We previously adopted the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115 and SFAS
124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. The approved delay will apply to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect.

         In December 2003, the Accounting Standards Executive Committee, or AcSEC, issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to problem loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan's life. SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller's allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio purchases. We are further evaluating certain of the requirements of SOP 03-3 to determine its impact on our consolidated financial statements and results of operations as it relates to the recently completed and announced acquisitions, as further described in Note 2 to our Consolidated Financial Statements, and future transactions.

         On March 1, 2005, the Board of Governors of the Federal Reserve System, or Board, adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, that allows for the continued limited inclusion of trust preferred securities in Tier 1 capital, as further discussed in Note 7 to our Consolidated Financial Statements. The Board's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Board's final rule, as adopted, will reduce First Banks' regulatory capital ratios, as set forth in Note 7 to our Consolidated Financial Statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2004, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 8.9% in net interest income, based on assets and liabilities at December 31, 2004. At March 31, 2005, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with declines in income associated with our interest rate swap agreements and increases in prevailing interest rates beginning in mid-2004 and continuing in 2005, is reflected in our net interest margin for the three months ended March 31, 2005 as compared to the comparable period in 2004 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." During the three months ended March 31, 2005, our asset-sensitive position and overall susceptibility to market risks have not changed materially. However, prevailing interest rates have continued to rise during the three months ended March 31, 2005.

                        ITEM 4 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer, who is our principal executive and principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive
Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially effected, or are reasonably likely to materially affect, the Company's control over financial reporting.

                           Part II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

         Exhibit Number                    Description
         --------------                    -----------

               31      Rule 13a-14(a)/15d-14(a) Certifications - filed herewith.

               32      Section 1350 Certifications - filed herewith.

(b) Reports on Form 8-K.

         During the quarter ended March 31, 2005, we filed the following Current Reports on Form 8-K:

         >> Current Report on Form 8-K, filed January 27, 2005 - Item 2.02 of the report referenced a press release announcing First Banks, Inc.'s financial results for the three months and year ended December 31, 2004. A copy of the press release was included as
               Exhibit 99.

         >> Current Report on Form 8-K/A, filed March 30, 2005 - Amendment No. 1 to the Current Report on Form 8-K, filed November 30, 2004, which reported the completion of the Company's acquisition of Hillside Investors, Ltd. and its wholly owned banking subsidiary, CIB Bank. Parts (a) and (b) of Item 9.01 of the Form 8-K/A referenced amendment of such report to include the financial statements required pursuant to Regulation S-X and for the periods specified in Rule 3-05(b) of Regulation S-X (17 CFR 210.3-05(b)) and the pro forma financial information required pursuant to Article 11 of Regulation S-X (17 CFR 210). The required consolidated financial statements of Hillside Investors, Ltd. as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001 were included as Exhibit 99.2. The required pro forma financial information as of September 30, 2004 and for the nine months ended September 30, 2004 and the year ended December 31, 2003 was included as Exhibit 99.3.

                                    SIGNATURE


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

Date:  May 13, 2005

                                                                      EXHIBIT 31

                           CERTIFICATIONS REQUIRED BY
                        RULE 13a-14(a) OR RULE 15d-14(a)
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

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


Date:  May 13, 2005

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

                                                                      EXHIBIT 32

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date:  May 13, 2005

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