Form 10-Q
period 2005-06-30
FIRST BANKS INC
filed 2005-08-15
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                                      Shares Outstanding
                     Class                             at July 31, 2005
                     -----                            ------------------
       Common Stock, $250.00 par value                      23,661

                                                 FIRST BANKS, INC.

                                                 TABLE OF CONTENTS





                                                                                                         Page
                                                                                                         ----
PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS...............................................................     1

            CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                AND COMPREHENSIVE INCOME..............................................................     3

            CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.............................................................    17

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    35

   ITEM 4.  CONTROLS AND PROCEDURES...................................................................    36

PART II.    OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................    37

   ITEM 6.  EXHIBITS..................................................................................    38

SIGNATURE.............................................................................................    39





                                          PART I - FINANCIAL INFORMATION
                                           ITEM 1 - FINANCIAL STATEMENTS

                                                 FIRST BANKS, INC.

                                            CONSOLIDATED BALANCE SHEETS
                         (dollars expressed in thousands, except share and per share data)

                                                                                             June 30,   December 31,
                                                                                               2005         2004
                                                                                               ----         ----
                                                                                            (unaudited)

                                                      ASSETS
                                                      ------

Cash and cash equivalents:
     Cash and due from banks..............................................................  $  180,355      149,605
     Short-term investments...............................................................      48,759      117,505
                                                                                            ----------    ---------
          Total cash and cash equivalents.................................................     229,114      267,110
                                                                                            ----------    ---------

Investment securities:
     Available for sale...................................................................   1,723,578    1,788,063
     Held to maturity (fair value of $24,823 and $25,586, respectively)...................      24,630       25,286
                                                                                            ----------    ---------
          Total investment securities.....................................................   1,748,208    1,813,349
                                                                                            ----------    ---------

Loans:
     Commercial, financial and agricultural...............................................   1,535,085    1,575,232
     Real estate construction and development.............................................   1,353,589    1,318,413
     Real estate mortgage.................................................................   3,182,089    3,061,581
     Consumer and installment.............................................................      57,008       54,546
     Loans held for sale..................................................................     187,028      133,065
                                                                                            ----------    ---------
          Total loans.....................................................................   6,314,799    6,142,837
     Unearned discount....................................................................      (5,119)      (4,869)
     Allowance for loan losses............................................................    (140,164)    (150,707)
                                                                                            ----------    ---------
          Net loans.......................................................................   6,169,516    5,987,261
                                                                                            ----------    ---------

Bank premises and equipment, net of accumulated depreciation and amortization.............     143,607      144,486
Goodwill..................................................................................     154,664      156,849
Bank-owned life insurance.................................................................     109,168      106,788
Deferred income taxes.....................................................................     122,542      127,397
Other assets..............................................................................      99,557      129,601
                                                                                            ----------    ---------
          Total assets....................................................................  $8,776,376    8,732,841
                                                                                            ==========    =========

                                                   LIABILITIES
                                                   -----------

Deposits:
     Noninterest-bearing demand...........................................................  $1,272,611    1,194,662
     Interest-bearing demand..............................................................     851,892      875,489
     Savings..............................................................................   2,228,140    2,249,644
     Time deposits of $100 or more........................................................     868,478      807,220
     Other time deposits..................................................................   1,989,609    2,024,955
                                                                                            ----------    ---------
          Total deposits..................................................................   7,210,730    7,151,970
Other borrowings..........................................................................     556,291      594,750
Note payable..............................................................................          --       15,000
Subordinated debentures...................................................................     275,213      273,300
Deferred income taxes.....................................................................      29,159       34,812
Accrued expenses and other liabilities....................................................      54,409       62,116
Minority interest in subsidiary...........................................................       7,350           --
                                                                                            ----------    ---------
          Total liabilities...............................................................   8,133,152    8,131,948
                                                                                            ----------    ---------

                                               STOCKHOLDERS' EQUITY
                                               --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.......          --           --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding...........................      12,822       12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding..............................................         241          241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding.................................................       5,915        5,915
Additional paid-in capital................................................................       5,910        5,910
Retained earnings.........................................................................     626,481      577,836
Accumulated other comprehensive loss......................................................      (8,145)      (1,831)
                                                                                            ----------    ---------
          Total stockholders' equity......................................................     643,224      600,893
                                                                                            ----------    ---------
          Total liabilities and stockholders' equity......................................  $8,776,376    8,732,841
                                                                                            ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                                                 FIRST BANKS, INC.

                                  CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                         (dollars expressed in thousands, except share and per share data)


                                                                            Three Months Ended    Six Months Ended
                                                                                 June 30,             June 30,
                                                                           --------------------  ------------------
                                                                              2005      2004       2005      2004
                                                                              ----      ----       ----      ----
Interest income:
     Interest and fees on loans........................................... $  99,442    83,755    193,612   167,975
     Investment securities................................................    17,395    12,693     34,944    24,314
     Short-term investments...............................................       351       137        860       423
                                                                           ---------  --------   --------  --------
          Total interest income...........................................   117,188    96,585    229,416   192,712
                                                                           ---------  --------   --------  --------
Interest expense:
     Deposits:
       Interest-bearing demand............................................       932       824      1,820     1,791
       Savings............................................................     6,331     4,593     12,075     9,370
       Time deposits of $100 or more......................................     6,246     3,039     11,600     5,995
       Other time deposits................................................    16,156     8,173     30,135    16,660
     Other borrowings.....................................................     4,234       757      7,534     1,401
     Note payable.........................................................       103        64        241       169
     Subordinated debentures..............................................     5,365     3,529     10,111     7,067
                                                                           ---------  --------   --------  --------
          Total interest expense..........................................    39,367    20,979     73,516    42,453
                                                                           ---------  --------   --------  --------
          Net interest income.............................................    77,821    75,606    155,900   150,259
Provision for loan losses.................................................    (8,000)    3,000     (8,000)   15,750
                                                                           ---------  --------   --------  --------
          Net interest income after provision for loan losses.............    85,821    72,606    163,900   134,509
                                                                           ---------  --------   --------  --------
Noninterest income:
     Service charges on deposit accounts and customer service fees........    10,177     9,792     19,476    18,741
     Gain on loans sold and held for sale.................................     6,844     3,961     11,360     8,190
     Gain on sales of branches, net of expenses...........................        --       630         --     1,020
     Bank-owned life insurance investment income..........................     1,274     1,276      2,534     2,619
     Investment management income.........................................     2,220     1,740      4,246     3,284
     Other................................................................     5,288     2,705      9,288     6,809
                                                                           ---------  --------   --------  --------
          Total noninterest income........................................    25,803    20,104     46,904    40,663
                                                                           ---------  --------   --------  --------
Noninterest expense:
     Salaries and employee benefits.......................................    34,548    28,203     67,478    55,889
     Occupancy, net of rental income......................................     5,226     4,433     10,465     9,070
     Furniture and equipment..............................................     3,814     4,290      7,838     8,703
     Postage, printing and supplies.......................................     1,324     1,221      2,952     2,543
     Information technology fees..........................................     9,395     7,992     17,545    15,988
     Legal, examination and professional fees.............................     2,082     1,688      4,453     3,251
     Amortization of intangibles associated with
       the purchase of subsidiaries.......................................     1,146       658      2,355     1,316
     Communications.......................................................       466       399        975       864
     Advertising and business development.................................     1,748     1,324      3,395     2,605
     Charitable contributions.............................................     1,572        56      1,678       130
     Other................................................................     8,452     5,141     14,394     7,648
                                                                           ---------  --------   --------  --------
          Total noninterest expense.......................................    69,773    55,405    133,528   108,007
                                                                           ---------  --------   --------  --------
          Income before provision for income taxes........................    41,851    37,305     77,276    67,165
Provision for income taxes................................................    15,005    11,302     28,303    22,893
                                                                           ---------  --------   --------  --------
          Net income......................................................    26,846    26,003     48,973    44,272
Preferred stock dividends.................................................       132       132        328       328
                                                                           ---------  --------   --------  --------
          Net income available to common stockholders..................... $  26,714    25,871     48,645    43,944
                                                                           =========  ========   ========  ========

Basic earnings per common share........................................... $1,129.05  1,093.42   2,055.92  1,857.23
                                                                           =========  ========   ========  ========

Diluted earnings per common share......................................... $1,110.42  1,074.06   2,025.30  1,827.13
                                                                           =========  ========   ========  ========

Weighted average common stock outstanding.................................    23,661    23,661     23,661    23,661
                                                                           =========  ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


                                                 FIRST BANKS, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                   Six Months Ended June 30, 2005 and 2004 and Six Months Ended December 31, 2004
                             (dollars expressed in thousands, except per share data)

                                                                                                            Accu-
                                                           Adjustable Rate                                 mulated
                                                           Preferred Stock                                  Other
                                                           ---------------                                 Compre-    Total
                                                         Class A                       Additional          hensive    Stock-
                                                         Conver-               Common   Paid-In  Retained  Income    holders'
                                                          tible    Class B     Stock    Capital  Earnings  (Loss)     Equity
                                                          -----    -------     -----    -------  --------  ------     ------

Consolidated balances, December 31, 2003.............    $12,822      241      5,915     5,910    495,714   29,213   549,815
                                                                                                                     -------
Six months ended June 30, 2004:
    Comprehensive income:(1)
      Net income.....................................         --       --         --        --     44,272       --    44,272
      Other comprehensive loss, net of tax:
        Unrealized losses on securities..............         --       --         --        --         --  (19,116)  (19,116)
        Derivative instruments:
          Current period transactions................         --       --         --        --         --  (18,695)  (18,695)
                                                                                                                     -------
    Total comprehensive income.......................                                                                  6,461
    Class A preferred stock dividends,
      0.50 per share.................................         --       --         --        --       (321)      --      (321)
    Class B preferred stock dividends,
      $0.04 per share................................         --       --         --        --         (7)      --        (7)
                                                         -------      ---      -----     -----    -------  -------   -------
Consolidated balances, June 30, 2004.................     12,822      241      5,915     5,910    539,658   (8,598)  555,948
                                                                                                                     -------
Six months ended December 31, 2004:
    Comprehensive income:
      Net income.....................................         --       --         --        --     38,636       --    38,636
      Other comprehensive income (loss),
        net of tax:
        Unrealized gains on securities...............         --       --         --        --         --   13,405    13,405
        Reclassification adjustment for gains
          included in net income.....................         --       --         --        --         --     (167)     (167)
        Derivative instruments:
          Current period transactions................         --       --         --        --         --   (6,471)   (6,471)
                                                                                                                     -------
    Total comprehensive income.......................                                                                 45,403
    Class A preferred stock dividends,
      $0.70 per share................................         --       --         --        --       (448)      --      (448)
    Class B preferred stock dividends,
      $0.07 per share................................         --       --         --        --        (10)      --       (10)
                                                         -------      ---      -----     -----    -------  -------   -------

Consolidated balances, December 31, 2004.............     12,822      241      5,915     5,910    577,836   (1,831)  600,893
                                                                                                                     -------
Six months ended June 30, 2005:
    Comprehensive income:(1)
      Net income.....................................         --       --         --        --     48,973       --    48,973
      Other comprehensive loss, net of tax:
        Unrealized losses on securities .............         --       --         --        --         --   (3,571)   (3,571)
        Derivative instruments:
          Current period transactions................         --       --         --        --         --   (2,743)   (2,743)
                                                                                                                     -------
    Total comprehensive income.......................                                                                 42,659
    Class A preferred stock dividends,
      $0.50 per share................................         --       --         --        --       (321)      --      (321)
    Class B preferred stock dividends,
      $0.04 per share................................         --       --         --        --         (7)      --        (7)
                                                         -------      ---      -----     -----    -------  -------   -------
Consolidated balances June 30, 2005..................    $12,822      241      5,915     5,910    626,481   (8,145)  643,224
                                                         =======      ===      =====     =====    =======  =======   =======

-------------------------
(1) Disclosure of Comprehensive Income (Loss):
                                                                       Three Months Ended     Six Months Ended
                                                                            June 30,               June 30,
                                                                       ------------------     -----------------
                                                                        2005       2004        2005       2004
                                                                        ----       ----        ----       ----
    Comprehensive income (loss):
      Net income..................................................     $26,846    26,003      48,973    44,272
      Other comprehensive income (loss), net of tax:
        Unrealized gains (losses) on securities ..................      10,618   (24,607)     (3,571)  (19,116)
        Derivative instruments:
          Current period transactions.............................         684   (14,052)     (2,743)  (18,695)
                                                                       -------   -------      ------   -------
    Total comprehensive income (loss).............................     $38,148   (12,656)     42,659     6,461
                                                                       =======   =======      ======   =======

The accompanying notes are an integral part of the consolidated financial statements.



                                                 FIRST BANKS, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                          (dollars expressed in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                            -----------------------
                                                                                              2005           2004
                                                                                              ----           ----
Cash flows from operating activities:
     Net income.........................................................................    $  48,973        44,272
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization of bank premises and equipment.....................        8,591         9,451
       Amortization, net of accretion...................................................        7,458         8,708
       Originations and purchases of loans held for sale................................     (715,626)     (588,123)
       Proceeds from sales of loans held for sale.......................................      577,081       461,514
       Provision for loan losses........................................................       (8,000)       15,750
       Provision for income taxes.......................................................       28,303        22,893
       Payments of income taxes.........................................................      (32,193)      (24,231)
       Decrease in accrued interest receivable..........................................        3,721           595
       Interest accrued on liabilities..................................................       73,516        42,453
       Payments of interest on liabilities..............................................      (72,747)      (42,699)
       Gain on loans sold and held for sale.............................................      (11,360)       (8,190)
       Gain on sales of branches, net of expenses.......................................           --        (1,020)
       Other operating activities, net..................................................        8,080        (2,477)
                                                                                            ---------      --------
          Net cash used in operating activities.........................................      (84,203)      (61,104)
                                                                                            ---------      --------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received.........       (3,311)           --
     Maturities of investment securities available for sale.............................      308,779       250,867
     Maturities of investment securities held to maturity...............................        1,130         2,126
     Purchases of investment securities available for sale..............................     (219,227)     (429,267)
     Purchases of investment securities held to maturity................................         (509)      (18,523)
     Net decrease (increase) in loans...................................................        7,105       (15,809)
     Recoveries of loans previously charged-off.........................................       12,059        13,539
     Purchases of bank premises and equipment...........................................       (6,718)       (3,565)
     Other investing activities, net....................................................        9,577        12,513
                                                                                            ---------      --------
          Net cash provided by (used in) investing activities...........................      108,885      (188,119)
                                                                                            ---------      --------

Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits.................................       (6,397)       23,751
     Increase (decrease) in time deposits...............................................        7,306        (2,738)
     Decrease in Federal Home Loan Bank advances........................................       (6,000)           --
     (Decrease) increase in securities sold under agreements to repurchase..............      (42,259)      259,069
     Repayments of note payable.........................................................      (15,000)      (17,000)
     Cash paid for sales of branches, net of cash and cash equivalents sold.............           --       (19,353)
     Payment of preferred stock dividends...............................................         (328)         (328)
                                                                                            ---------      --------
          Net cash (used in) provided by financing activities...........................      (62,678)      243,401
                                                                                            ---------      --------
          Net decrease in cash and cash equivalents.....................................      (37,996)       (5,822)
Cash and cash equivalents, beginning of period..........................................      267,110       213,537
                                                                                            ---------      --------
Cash and cash equivalents, end of period................................................    $ 229,114       207,715
                                                                                            =========      ========

Noncash investing and financing activities:
     Loans transferred to other real estate.............................................    $   1,247         2,498
                                                                                            =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, net of minority interest, as more fully described below, and in Note 2 and Note 6 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2004 amounts have been made to conform to the 2005 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank operates through its branch banking offices and subsidiaries, FB Commercial Finance, Inc., Missouri Valley Partners, Inc. and Small Business Loan Source LLC (SBLS LLC) which, except for SBLS LLC, are wholly owned.

(2)      ACQUISITIONS, INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         On April 29, 2005, First Banks completed its acquisition of FBA Bancorp, Inc. (FBA) and its wholly owned subsidiary, First Bank of the Americas, S.S.B. (FBOTA), in exchange for $10.5 million in cash. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. FBA was headquartered in Chicago, Illinois, and through FBOTA, operated three banking offices in the southwestern Chicago metropolitan communities of Back of the Yards, Little Village and Cicero. At the time of the acquisition, FBA had consolidated assets of $73.3 million, loans, net of unearned discount, of $54.3 million, deposits of $55.7 million and stockholders' equity of $7.1 million. The transaction was accounted for using the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $2.2 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $1.7 million. FBA was merged with and into SFC and FBOTA was merged with and into First Bank.

         On April 27, 2005, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of Northway State Bank (NSB). NSB is headquartered in Grayslake, Illinois, and operates one banking office located in Lake County in the northern Chicago metropolitan area. Under the terms of the agreement, First Banks will acquire NSB for approximately $10.3 million in cash. The transaction, which is subject to regulatory approvals and the approval of NSB's shareholders, is expected to be completed during the fourth quarter of 2005. At June 30, 2005, NSB reported assets of approximately $48.8 million, loans, net of unearned discount, of approximately $39.7 million, deposits of approximately $43.3 million and stockholders' equity of approximately $5.1 million

         On May 2, 2005, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of International Bank of California
(IBOC). IBOC is headquartered in Los Angeles, California, and operates seven banking offices, including one branch in downtown Los Angeles, four branches in eastern Los Angeles County, in Alhambra, Arcadia, Artesia and Rowland Heights, one branch west of downtown Los Angeles, and one branch in downtown San Francisco. Under the terms of the agreement, First Banks will acquire IBOC for approximately $33.7 million in cash. The transaction, which is subject to regulatory approvals and the approval of IBOC's shareholders, is expected to be completed during the third quarter of 2005. At June 30, 2005, IBOC reported assets of approximately $158.9 million, loans, net of unearned discount, of approximately $118.9 million, deposits of approximately $139.3 million and stockholders' equity of approximately $18.3 million.

         SBLS LLC, a newly formed Nevada-based limited liability company and subsidiary of First Bank, purchased substantially all of the assets and assumed certain liabilities of Small Business Loan Source, Inc. (SBLS), headquartered in Houston, Texas, in exchange for cash and certain payments contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations, on August 31, 2004. In conjunction with this transaction, on August 30, 2004, First Bank granted to First Capital America, Inc. (FCA), a corporation owned by First Banks' Chairman and members of his immediate family, an option to purchase Membership Interests of SBLS LLC. On December 31, 2004, First Bank extended the written option under the same terms through March 31, 2005, and on March 31, 2005, First Bank further extended the written option under the same terms through June 30, 2005. FCA exercised this option on June 30, 2005 and paid First Bank $7.35 million in cash. As a result of this transaction, SBLS LLC became 51.0% owned by First Bank and 49.0% owned by FCA.

         On June 10, 2005, First Bank executed a Purchase and Assumption Agreement providing for the assumption of certain deposit liabilities of a branch office of Bank and Trust (B&T), an Illinois commercial bank. Under the terms of the agreement, First Bank will assume all of the deposit liabilities maintained at B&T's branch office located in Roodhouse, Illinois, for $100,000 in cash. The transaction is expected to be completed during the third quarter of 2005. At June 30, 2005, the deposit liabilities of the Roodhouse branch office were approximately $7.1 million.

         During the first quarter of 2005, First Banks recorded certain acquisition-related adjustments pertaining to its acquisition of Hillside Investors, Ltd. (Hillside) and its wholly owned banking subsidiary, CIB Bank, which was completed on November 30, 2004. Acquisition-related adjustments included additional purchase accounting adjustments necessary to appropriately adjust the preliminary goodwill of $4.3 million recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect the receipt of additional valuation data. The aggregate adjustments resulted in a purchase price reallocation among goodwill, core deposit intangibles and bank premises and equipment. The purchase price reallocation resulted in the reallocation of $3.1 million of negative goodwill to core deposit intangibles and bank premises and equipment, thereby reducing such assets by $2.8 million and $2.4 million, net of the related tax effect of $1.1 million and $941,000, respectively. Following the recognition of the acquisition-related adjustments, goodwill recorded was reduced from $4.3 million to zero and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were reduced from $13.4 million to $10.6 million, net of the related tax effect. The individual components of the $4.3 million acquisition-related adjustments to goodwill and the $3.1 million purchase price reallocation recorded in the first quarter of 2005 are summarized as follows:

         >> a $1.6 million increase in goodwill to adjust time deposits, net of the related tax effect, to their estimated fair value;

         >> a $967,000 increase in goodwill to adjust other real estate owned, net of the related tax effect, to its estimated fair value;

         >> a $10.0 million reduction in goodwill to adjust loans held for sale, net of the related tax effect, to their estimated fair value. These adjustments were based upon the receipt of loan payoffs on certain loans held for sale, in addition to significantly higher sales prices received over and above the original third-party bid estimates for certain loans held for sale. All of the acquired nonperforming loans that had been held for sale as of December 31, 2004 had either been sold or paid off as of March 31, 2005, with the exception of one credit relationship, which was subsequently sold in April 2005;

         >> a $1.7 million increase in goodwill, net of the related tax effect, and a related decrease in core deposit intangibles of $2.8 million, resulting from the purchase price reallocation; and

         >> a $1.4 million increase in goodwill, net of the related tax effect, and a related decrease in bank premises and equipment of $2.4 million, resulting from the purchase price reallocation.

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $662,000, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to six individuals with remaining terms ranging from approximately two to 11 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.

                                                                                            Information
                                                                             Severance    Technology Fees     Total
                                                                             ---------    ---------------     -----
                                                                                (dollars expressed in thousands)

         Balance at December 31, 2004..................................        $ 761              --            761
         Six Months Ended June 30, 2005:
           Amounts accrued at acquisition date.........................          526             127            653
           Payments....................................................         (625)           (127)          (752)
                                                                               -----           -----          -----
         Balance at June 30, 2005......................................        $ 662              --            662
                                                                               =====           =====          =====

         On January 18, 2005, First Bank opened a de novo branch office in Farmington, Missouri, and on March 25, 2005, First Bank completed the merger of two branch offices in Hillside, located in the Chicago, Illinois metropolitan area.

(3)      INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET  OF
         AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at June 30, 2005 and December 31, 2004:

                                                        June 30, 2005                 December 31, 2004
                                                 --------------------------     ---------------------------
                                                   Gross                          Gross
                                                 Carrying      Accumulated      Carrying       Accumulated
                                                  Amount       Amortization      Amount        Amortization
                                                  ------       ------------      ------        ------------
                                                                (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $ 31,784          (9,287)        32,823           (7,003)
         Goodwill associated with
           purchases of branch offices.........     2,210          (1,074)         2,210           (1,003)
                                                 --------        --------        -------          -------
              Total............................  $ 33,994         (10,361)        35,033           (8,006)
                                                 ========        ========        =======          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $153,528                        155,642
                                                 ========                        =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $1.1 million and $2.4 million for the three and six months ended June 30, 2005, respectively, and $658,000 and $1.3 million for the comparable periods in 2004. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch office purchases, has been estimated in the following table, and does not take into consideration any pending or potential future acquisitions or branch office purchases.

                                                                                 (dollars expressed in thousands)
                  Year ending December 31:
                      2005 remaining......................................................    $ 2,334
                      2006................................................................      4,668
                      2007................................................................      4,668
                      2008................................................................      4,668
                      2009 ...............................................................      2,765
                      2010 ...............................................................      2,304
                      Thereafter..........................................................      2,226
                                                                                              -------
                         Total............................................................    $23,633
                                                                                              =======

         Changes in the carrying amount of goodwill for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                 -----------------------          -----------------------
                                                                    2005          2004              2005           2004
                                                                    ----          ----              ----           ----
                                                                              (dollars expressed in thousands)

           Balance, beginning of period......................... $ 152,529       145,513           156,849       145,548
           Goodwill acquired during period......................     2,217            --             2,217            --
           Acquisition-related adjustments (1)..................       (46)         (222)           (4,331)         (222)
           Amortization - purchases of branch offices...........       (36)          (36)              (71)          (71)
                                                                 ---------      --------          --------      --------
           Balance, end of period............................... $ 154,664       145,255           154,664       145,255
                                                                 =========      ========          ========      ========
           ------------------
           (1)  Acquisition-related  adjustments of $4.3 million recorded in the  first  quarter of 2005  pertain to the acquisition of CIB Bank, as further described in Note 2 to the Consolidated Financial Statements.

(4)      SERVICING RIGHTS

         Mortgage  Banking  Activities.  At June 30, 2005 and December 31, 2004,
First Banks serviced mortgage loans for others amounting to $1.07 billion and $1.06 billion, respectively. Changes in mortgage servicing rights, net of amortization, for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                                   ---------------------           ----------------------
                                                                     2005         2004               2005          2004
                                                                     ----         ----               ----          ----
                                                                              (dollars expressed in thousands)

           Balance, beginning of period........................    $ 9,181       13,960             10,242        15,408
           Servicing rights acquired during the period.........        435           --                435            --
           Originated servicing rights.........................        188          465                401           819
           Amortization........................................     (1,302)      (1,892)            (2,576)       (3,694)
                                                                   -------       ------            -------       -------
           Balance, end of period..............................    $ 8,502       12,533              8,502        12,533
                                                                   =======       ======            =======       =======

         The fair value of mortgage servicing rights was approximately $14.0 million and $17.2 million at June 30, 2005 and 2004, respectively, and $14.6 million at December 31, 2004. The excess of the fair value of mortgage servicing rights over the carrying value was approximately $5.5 million and $4.7 million at June 30, 2005 and 2004, respectively, and $4.4 million at December 31, 2004.


         Amortization of mortgage servicing rights at June 30, 2005 has been estimated in the following table:

                                                              (dollars expressed in thousands)

            Year ending December 31:
                2005 remaining.......................................   $  1,875
                2006.................................................      3,227
                2007.................................................      1,936
                2008.................................................        751
                2009.................................................        713
                                                                        --------
                     Total...........................................   $  8,502
                                                                        ========

         Other  Servicing  Activities.  At June 30, 2005 and  December 31, 2004,
First Banks serviced United States Small Business Administration (SBA) loans for others amounting to $169.6 million and $174.7 million, respectively. Changes in SBA servicing rights, net of amortization, for the three and six months ended
June 30, 2005 were as follows:

                                                              Three Months Ended          Six Months Ended
                                                                 June 30, 2005              June 30, 2005
                                                              ------------------          ----------------
                                                                     (dollars expressed in thousands)

         Balance, beginning of period.......................      $ 12,595                     13,013
         Originated servicing rights........................           348                        539
         Amortization.......................................          (592)                    (1,201)
                                                                  --------                    -------
         Balance, end of period.............................      $ 12,351                     12,351
                                                                  ========                    =======

         The fair value of SBA servicing rights was approximately $12.7 million at June 30, 2005 and $13.0 million at December 31, 2004. The excess of the fair value of SBA servicing rights over the carrying value was approximately $386,000 at June 30, 2005 and zero at December 31, 2004.

         Amortization of SBA servicing rights at June 30, 2005 has been estimated in the following table:

                                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      2005 remaining......................................................   $  1,126
                      2006................................................................      1,974
                      2007................................................................      1,663
                      2008................................................................      1,397
                      2009................................................................      1,171
                      2010................................................................        979
                      Thereafter..........................................................      4,041
                                                                                             --------
                           Total..........................................................   $ 12,351
                                                                                             ========

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004:

                                                                               Income             Shares         Per Share
                                                                             (numerator)      (denominator)        Amount
                                                                             -----------      -------------        ------
                                                                         (dollars in thousands, except share and per share data)

     Three months ended June 30, 2005:
         Basic EPS - income available to common stockholders.............    $  26,714            23,661         $ 1,129.05
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128               512             (18.63)
                                                                             ---------           -------         ----------
         Diluted EPS - income available to common stockholders...........    $  26,842            24,173         $ 1,110.42
                                                                             =========           =======         ==========

     Three months ended June 30, 2004:
         Basic EPS - income available to common stockholders.............    $  25,871            23,661         $ 1,093.42
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128               546             (19.36)
                                                                             ---------           -------         ----------
         Diluted EPS - income available to common stockholders...........    $  25,999            24,207         $ 1,074.06
                                                                             =========           =======         ==========

     Six months ended June 30, 2005:
         Basic EPS - income available to common stockholders.............    $  48,645            23,661         $ 2,055.92
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321               516             (30.62)
                                                                             ---------           -------         ----------
         Diluted EPS - income available to common stockholders...........    $  48,966            24,177         $ 2,025.30
                                                                             =========           =======         ==========

     Six months ended June 30, 2004:
         Basic EPS - income available to common stockholders.............    $  43,944            23,661         $ 1,857.23
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321               565             (30.10)
                                                                             ---------           -------         ----------
         Diluted EPS - income available to common stockholders...........    $  44,265            24,226         $ 1,827.13
                                                                             =========           =======         ==========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $7.9 million and $14.7 million for the three and six months ended June 30, 2005, respectively, and $6.6 million and $13.3 million for the comparable periods in 2004. First Services, L.P. leases information technology and other equipment from First Bank. During each of the three month periods ended June 30, 2005 and 2004, First Services, L.P. paid First Bank $1.1 million, and during each of the six months ended June 30, 2005 and 2004, First Services, L.P. paid First Banks $2.2 million in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $544,000 and $1.2 million for the three and six months ended June 30, 2005, respectively, and $876,000 and $1.8 million for the comparable periods in 2004, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC (First Title), a limited liability company established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $96,000 and $183,000 for the three and six months ended June 30, 2005, respectively, and $105,000 and $204,000 for the comparable periods in 2004, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated, third-party insurers. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by Robert J. Dierberg and members of his immediate family. Robert J. Dierberg is the brother of First Banks' Chairman. Total rent expense incurred by First Bank under the lease obligation contracts with Dierbergs Markets, Inc. was $86,000 and $165,000 for the three and six months ended June 30, 2005, respectively, and $75,000 and $146,000 for the comparable periods in 2004.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $27.7 million and $31.0 million at June 30, 2005 and December 31, 2004, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         On August 30, 2004, First Bank granted to FCA, a corporation owned by First Banks' Chairman and members of his immediate family, a written option to purchase 735 Membership Interests of SBLS LLC, a newly organized and wholly owned limited liability company of First Bank, at a price of $10,000 per Membership Interest, or $7.35 million in aggregate. The option could have been exercised by FCA at any time prior to December 31, 2004 by written notice to First Bank of the intention to exercise the option and payment to First Bank of $7.35 million. On December 31, 2004, First Bank extended the written option under the same terms through March 31, 2005, and on March 31, 2005, First Bank further extended the written option under the same terms through June 30, 2005. On June 30, 2005, FCA exercised this option and paid First Bank $7.35 million in cash. Consequently, SBLS LLC became 51.0% owned by First Bank and 49% owned by FCA.

         On June 30, 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp. and the SBA, and a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provides a warehouse line of credit for loan funding purposes. The Agreement provides for a maximum credit line of $50.0 million and has an initial term of three years with a maturity date of June 30, 2008. At the end of the first year, First Bank, at its option, may extend the existing maturity date by one additional year, subject to certain conditions. Interest is payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance outstanding under this line of credit was $32.7 million at June 30, 2005.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2005, First Banks and First Bank were each well capitalized. As of June 30, 2005, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.



         At June 30, 2005 and December 31, 2004, First Banks' and First Bank's required and actual capital ratios were as follows:

                                                                         Actual                For          To Be Well
                                                                 -----------------------     Capital     Capitalized Under
                                                                 June 30,   December 31,     Adequacy    Prompt Corrective
                                                                   2005         2004         Purposes    Action Provisions
                                                                   ----         ----         --------    -----------------

         Total capital (to risk-weighted assets):
              First Banks.....................................     11.23%       10.61%          8.0%          10.0%
              First Bank......................................     10.90        10.73           8.0           10.0

         Tier 1 capital (to risk-weighted assets):
              First Banks.....................................      9.29         8.43           4.0            6.0
              First Bank......................................      9.64         9.47           4.0            6.0

         Tier 1 capital (to average assets):
              First Banks.....................................      8.29         7.89           3.0            5.0
              First Bank......................................      8.62         8.86           3.0            5.0

         On March 1, 2005, the Board of Governors of the Federal Reserve System (Board) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Board's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Board's final rule will reduce First Banks' regulatory capital ratios. Upon application of the final rules that will be in effect in March 2009, First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) would have been 8.60% and 7.67%, respectively, at June 30, 2005.

(8)      BUSINESS SEGMENT RESULTS

         First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, including Chicago, southern and northern California and Houston, Dallas, Irving, McKinney and Denton, Texas. The products and services are offered to customers primarily within First Banks' respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                          Corporate, Other
                                                                          and Intercompany
                                                  First Bank              Reclassifications (1)        Consolidated Totals
                                          --------------------------   -------------------------     -----------------------
                                            June 30,   December 31,     June 30,   December 31,      June 30,   December 31,
                                              2005         2004           2005         2004            2005         2004
                                              ----         ----           ----         ----            ----         ----
                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities...................  $1,736,139    1,803,454        12,069         9,895        1,748,208    1,813,349
Loans, net of unearned discount.........   6,309,680    6,137,968            --            --        6,309,680    6,137,968
Goodwill................................     154,664      156,849            --            --          154,664      156,849
Total assets............................   8,761,233    8,720,331        15,143        12,510        8,776,376    8,732,841
Deposits................................   7,238,045    7,161,636       (27,315)       (9,666)       7,210,730    7,151,970
Note payable............................          --           --            --        15,000               --       15,000
Subordinated debentures.................          --           --       275,213       273,300          275,213      273,300
Stockholders' equity....................     886,174      877,473      (242,950)     (276,580)         643,224      600,893
                                          ==========    =========      ========      ========        =========    =========

                                                                         Corporate, Other
                                                                         and Intercompany
                                                 First Bank              Reclassifications (1)         Consolidated Totals
                                          ------------------------     ------------------------      ----------------------
                                              Three Months Ended          Three Months Ended           Three Months Ended
                                                   June 30,                    June 30,                     June 30,
                                          ------------------------     ------------------------      ----------------------
                                              2005          2004         2005           2004          2005           2004
                                              ----          ----         ----           ----          ----           ----

Income statement information:

Interest income.........................  $  117,008       96,446           180           139          117,188       96,585
Interest expense........................      33,917       17,399         5,450         3,580           39,367       20,979
                                          ----------    ---------      --------      --------        ---------    ---------
     Net interest income................      83,091       79,047        (5,270)       (3,441)          77,821       75,606
Provision for loan losses...............      (8,000)       3,000            --            --           (8,000)       3,000
                                          ----------    ---------      --------      --------        ---------    ---------
     Net interest income after
       provision for loan losses........      91,091       76,047        (5,270)       (3,441)          85,821       72,606
                                          ----------    ---------      --------      --------        ---------    ---------
Noninterest income......................      25,988       20,250          (185)         (146)          25,803       20,104
Noninterest expense.....................      69,179       54,388           594         1,017           69,773       55,405
                                          ----------    ---------      --------      --------        ---------    ---------
     Income before provision for
       income taxes.....................      47,900       41,909        (6,049)       (4,604)          41,851       37,305
Provision for income taxes..............      17,114       15,706        (2,109)       (4,404)          15,005       11,302
                                          ----------    ---------      --------      --------        ---------    ---------
     Net income.........................  $   30,786       26,203        (3,940)         (200)          26,846       26,003
                                          ==========    =========      ========      ========        =========    =========

                                                                          Corporate, Other
                                                                          and Intercompany
                                                  First Bank              Reclassifications (1)        Consolidated Totals
                                           -----------------------     ------------------------      ----------------------
                                               Six Months Ended            Six Months Ended             Six Months Ended
                                                   June 30,                    June 30,                     June 30,
                                           -----------------------     ------------------------      ----------------------
                                              2005         2004          2005           2004           2005          2004
                                              ----         ----          ----           ----           ----          ----

Income statement information:

Interest income.......................... $  229,070      192,433           346           279          229,416      192,712
Interest expense.........................     63,196       35,246        10,320         7,207           73,516       42,453
                                          ----------    ---------      --------      --------        ---------    ---------
     Net interest income.................    165,874      157,187        (9,974)       (6,928)         155,900      150,259
Provision for loan losses................     (8,000)      15,750            --            --           (8,000)      15,750
                                          ----------    ---------      --------      --------        ---------    ---------
     Net interest income after
       provision for loan losses.........    173,874      141,437        (9,974)       (6,928)         163,900      134,509
                                          ----------    ---------      --------      --------        ---------    ---------
Noninterest income.......................     47,340       40,969          (436)         (306)          46,904       40,663
Noninterest expense......................    131,243      105,905         2,285         2,102          133,528      108,007
                                          ----------    ---------      --------      --------        ---------    ---------
     Income before provision for
       income taxes......................     89,971       76,501       (12,695)       (9,336)          77,276       67,165
Provision for income taxes...............     32,734       28,950        (4,431)       (6,057)          28,303       22,893
                                          ----------    ---------      --------      --------        ---------    ---------
     Net income.......................... $   57,237       47,551        (8,264)       (3,279)          48,973       44,272
                                          ==========    =========      ========      ========        =========    =========
------------------
 (1)  Corporate  and other  includes  $3.5  million and $2.3 million of interest  expense on subordinated debentures, after applicable income tax benefits of $1.9  million and $1.2  million, for the three months ended June 30, 2005 and 2004, respectively.  For the six months  ended  June 30,  2005 and 2004,  corporate  and other  includes  $6.6  million and
      $4.6  million of interest  expense on subordinated debentures,  after applicable income tax benefits of  $3.5 million and $2.5 million, respectively.


(9)      OTHER BORROWINGS

         Other borrowings were comprised of the following at June 30, 2005 and December 31, 2004:

                                                                                      June 30,        December 31,
                                                                                        2005              2004
                                                                                     ---------        ------------
                                                                                  (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily...............................................................   $ 166,847          209,106
              Term................................................................     350,000          350,000
         FHLB advances............................................................      39,444           35,644
                                                                                     ---------          -------
                  Total other borrowings..........................................   $ 556,291          594,750
                                                                                     =========          =======

         In accordance with the Company's interest rate risk management program, First Bank modified its term repurchase agreements under master repurchase agreements with unaffiliated third parties on March 21, 2005 to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the interest rate spread to LIBOR for the agreements, as set forth in the table below. The modified terms of the repurchase agreements became effective immediately following the respective quarterly scheduled interest payment dates that occurred during the second quarter of 2005. First Bank did not incur any costs in conjunction with the modifications of the agreements.

         The maturity dates, par amounts, interest rate spreads and interest rate floor/cap strike prices on First Bank's term repurchase agreements as of June 30, 2005 and December 31, 2004 were as follows:

                                                                    Par         Interest Rate       Interest Rate Floor/
                     Maturity Date                                 Amount       Spread (1)(2)      Cap Strike Price (1)(2)
                     -------------                                 ------       -------------      -----------------------
                                                                        (dollars expressed in thousands)

         June 30, 2005:
              August 15, 2006.................................   $  50,000      LIBOR + 0.4600%         3.00% / Floor
              January 12, 2007................................     150,000      LIBOR + 0.0050%         3.00% / Floor
              June 14, 2007...................................      50,000      LIBOR - 0.3300%         3.00% / Floor
              June 14, 2007...................................      50,000      LIBOR - 0.3400%         3.00% / Floor
              August 1, 2007..................................      50,000      LIBOR + 0.0800%         3.00% / Floor
                                                                 ---------
                                                                 $ 350,000
                                                                 =========

         December 31, 2004:
              August 15, 2006.................................   $  50,000      LIBOR - 0.8250%         3.00% / Cap
              January 12, 2007................................     150,000      LIBOR - 0.8350%         3.50% / Cap
              June 14, 2007...................................      50,000      LIBOR - 0.6000%         5.00% / Cap
              June 14, 2007...................................      50,000      LIBOR - 0.6100%         5.00% / Cap
              August 1, 2007..................................      50,000      LIBOR - 0.9150%         3.50% / Cap
                                                                 ---------
                                                                 $ 350,000
                                                                 =========
         -------------------------
         (1)  As of June 30, 2005, the interest rates paid on the term repurchase agreements were based on the three-month
              London Interbank Offering Rate reset in arrears plus or minus the spread amount shown above minus a floating amount equal to the differential between the three-month London Interbank Offering Rate reset in arrears and the strike price shown above, if the three-month London Interbank Offering Rate reset in arrears falls below the strike price associated with the interest rate floor agreements.
         (2)  As of December 31, 2004, the interest rates paid on the  term repurchase agreements were based on the three-
              month London Interbank Offering Rate reset in arrears minus the spread amount shown  above  plus a  floating amount equal to the differential between the three-month London Interbank Offering Rate reset in arrears and the strike price shown above, if the three-month London Interbank Offering Rate  reset  in  arrears exceeded the strike price associated with the interest rate cap agreements.

(10)          CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At June 30, 2005 and December 31, 2004, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         On June 30, 2004, First Bank completed the sale of a significant portion of the leases in its commercial leasing portfolio. In conjunction with the transaction, First Bank recorded a liability of $2.0 million for recourse obligations related to the completion of the sale. For value received, First Bank, as seller, indemnified the buyer of certain leases from any liability or loss resulting from defaults subsequent to the sale. First Bank's indemnification for the recourse obligations is limited to a specified percentage, ranging from 15% to 25%, of the aggregate lease purchase price of specific pools of leases sold. As of June 30, 2005 and December 31, 2004, this liability was $1.1 million and $1.6 million, respectively, reflecting a change in the estimated probable loss based upon the performance of the portfolio and reductions in the related lease balances for the specific pools of leases sold from borrower payments or repayments.

         On August 31, 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of SBLS. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provides for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. As of June 30, 2005 and December 31, 2004, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC will be required to make payments under the Asset Purchase Agreement is not ascertainable at the present time.

(11)     SUBSEQUENT EVENTS

         On August 11, 2005, First Banks entered into an Amended and Restated Secured Credit Agreement with a group of unaffiliated financial institutions (Credit Agreement) in the amount of $122.5 million. The Credit Agreement replaced a secured credit agreement dated August 14, 2003, and subsequently amended on August 12, 2004, that provided a $75.0 million revolving credit line and a $25.0 million letter of credit facility. The Credit Agreement contains material changes to the structure and terms of the financing arrangement, of most significance is the addition of a term loan. The Credit Agreement provides a $15.0 million revolving credit facility (Revolving Credit), a $7.5 million letter of credit facility (LC Facility) and a $100.0 million term loan facility (Term Loan). Interest is payable on outstanding principal loan balances of the Revolving Credit at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate (Eurodollar Rate) plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under Revolving Credit are accruing at the prime rate, interest is paid monthly. If the loan balances outstanding under the Revolving Credit are accruing at the Eurodollar Rate, interest is payable based on the one, two, three or six-month Eurodollar Rate, as selected by First Banks. Interest is payable on outstanding principal loan balances of the Term Loan at a floating rate equal to the Eurodollar Rate plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. First Banks borrowed $80.0 million on the Term Loan on August 11, 2005 and will borrow the remaining $20.0 million on November 11, 2005. The outstanding principal balance of the Term Loan is payable in ten equal quarterly installments of $5.0 million commencing on March 31, 2006, with the remainder of the Term Loan balance to be repaid in full, including any unpaid interest, upon maturity. Amounts may be borrowed under the Revolving Credit until August 10, 2006, at which time the principal and interest outstanding is due and payable. The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. The Credit Agreement is secured by First Banks' ownership interest in the capital stock of its subsidiaries.

         On August 5, 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provides for WWT to provide information technology services associated with the deployment of personal computers to First Bank employees in an effort to further modernize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. The Audit Committee of First Banks has reviewed and approved the utilization of WWT for information technology services with fees not to exceed $500,000 for the year ending December 31, 2005. At the present time, First Bank has not made any payments under the contract.

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

                                     General

         We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank operates through its branch banking offices and subsidiaries, FB Commercial Finance, Inc., Missouri Valley Partners, Inc. and Small Business Loan Source LLC, or SBLS LLC which, except for SBLS LLC, are wholly owned. First Bank currently operates 170 branch banking offices in California, Illinois, Missouri and Texas. At June 30, 2005, we had total assets of $8.78 billion, loans, net of unearned discount, of $6.31 billion, total deposits of $7.21 billion and total stockholders' equity of $643.2 million.

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

                               Financial Condition

         Total assets were $8.78 billion and $8.73 billion at June 30, 2005 and December 31, 2004, respectively, reflecting an increase of $43.5 million for the six months ended June 30, 2005. The increase in total assets is attributable to our acquisition of FBA Bancorp, Inc., or FBA, on April 29, 2005, which provided total assets of $73.3 million, partially offset by decreases in investment securities, cash and cash equivalents and other assets. Total loans, net of unearned discount, increased $171.7 million to $6.31 billion at June 30, 2005, from $6.14 billion at December 31, 2004, reflecting continued internal loan growth, the acquisition of FBA, which provided loans, net of unearned discount, of $54.3 million, partially offset by loan sales and/or payoffs or reductions of balances associated with certain acquired loans, as further discussed under "--Loans and Allowance for Loan Losses." Total deposits increased $58.8 million to $7.21 billion at June 30, 2005, from $7.15 billion at December 31, 2004, resulting from the acquisition of FBA, a single source temporary deposit of $216.4 million, partially offset by an anticipated level of attrition associated with the deposits acquired from CIB Bank, as further discussed below. Available cash and cash equivalents decreased $38.0 million to $229.1 million at June 30, 2005, from $267.1 million at December 31, 2004. Investment securities decreased $65.1 million to $1.75 billion at June 30, 2005, from $1.81 billion at December 31, 2004, primarily reflecting maturities of $309.9 million and purchases of $219.7 million, including $100.0 million of securities purchases associated with the investment of funds provided by the temporary deposit mentioned above. The increase in loans was primarily funded by available cash and cash equivalents and maturities of investment securities. Goodwill declined $2.2 million to $154.7 million at June 30, 2005, from $156.8 million at December 31, 2004, and reflects the reallocation of the purchase price associated with our acquisition of CIB Bank, offset by goodwill associated with our acquisition of FBA, as further discussed in Note 2 to our Consolidated Financial Statements. Other assets decreased $30.0 million to $99.6 million at June 30, 2005, from $129.6 million at December 31, 2004. This decrease is attributable to a $7.6 million decline in our derivative financial instruments from $4.7 million at December 31, 2004, due to a decline in the fair value of certain derivative financial instruments, the maturity of $200.0 million notional amount of interest rate swap agreements on March 21, 2005 and the termination of $150.0 million and $101.2 million notional amount of interest rate swap agreements on February 25, 2005 and May 27, 2005, respectively, as further discussed under "--Interest Rate Risk Management." Additionally, the decline in other assets reflects: a decrease in accrued interest receivable, primarily related to our interest rate swap agreements; decreases in servicing assets and core deposit intangibles; reductions in other real estate owned; and the receipt of certain receivables during the first quarter of 2005, including a receivable for current income taxes of $8.3 million and a receivable for fiduciary related fees of $3.4 million.

         Total deposits increased $58.8 million to $7.21 billion at June 30, 2005, from $7.15 billion at December 31, 2004. The increase is primarily attributable to our acquisition of FBA, which provided total deposits of $55.7 million. A single source temporary commercial money market deposit with a balance of $216.4 million at June 30, 2005 also contributed to the increase in total deposits. The overall increase was largely offset by a decrease in deposits attributable to an anticipated level of attrition associated with the deposits acquired from CIB Bank, particularly savings and time deposits, including brokered and internet deposits. The acquisition of CIB Bank, which was completed on November 30, 2004, provided total deposits of $1.10 billion. Our continued deposit marketing efforts and efforts to further develop multiple account relationships with our customers, in addition to slightly higher deposit rates on certain products, have contributed to some deposit growth despite continued aggressive competition within our market areas and the anticipated level of attrition associated with our recent acquisitions. The deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than higher-cost time deposits.

         Other borrowings decreased $38.5 million to $556.3 million at June 30, 2005, from $594.8 million at December 31, 2004. The decrease is attributable to a $42.3 million decrease in daily securities sold under agreements to repurchase due to changes in customer activity and demand, partially offset by a $3.8 million increase in Federal Home Loan Bank advances, primarily due to advances that were assumed with our FBA acquisition. We fully repaid our note payable with funds generated from dividends from First Bank, reducing the balance by $11.0 million in January 2005 and repaying the remaining balance of $4.0 million in June 2005. Our subordinated debentures increased to $275.2 million at June 30, 2005 from $273.3 million at December 31, 2004 due to changes in the fair value of our interest rate swap agreements that are designated as fair value hedges and utilized to hedge certain issues of our subordinated debentures, partially offset by the continued amortization of debt issuance costs.

         Minority interest in SBLS LLC was $7.4 million at June 30, 2005. On June 30, 2005, First Capital America, Inc., or FCA, exercised an option to purchase Membership Interests of SBLS LLC for $7.4 million in cash. As a result of this transaction, SBLS LLC became 51% owned by First Bank and 49% owned by FCA, as further described in Note 1, Note 2 and Note 6 to our Consolidated Financial Statements.

         Stockholders' equity was $643.2 million and $600.9 million at June 30, 2005 and December 31, 2004, respectively, reflecting an increase of $42.3 million. The increase is primarily attributable to net income of $49.0 million, partially offset by a $6.3 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is comprised of $2.7 million associated with changes in the fair value of our derivative financial instruments and $3.6 million associated with changes in our unrealized gains and losses on available-for-sale investment securities. The decrease is reflective of increases in prevailing interest rates, a decline in the fair value of our derivative financial instruments, and the maturity of $200.0 million notional amount of our interest rate swap agreements designated as cash flow hedges during the first quarter of 2005, as further discussed under "--Interest Rate Risk Management."

                              Results of Operations

Net Income

         Net income was $26.8 million and $49.0 million for the three and six months ended June 30, 2005 respectively, compared to $26.0 million and $44.3 million for the comparable periods in 2004. Our return on average assets was 1.25% and 1.14% for the three and six months ended June 30, 2005, respectively, compared to 1.43% and 1.22% for the comparable periods in 2004. Our return on average stockholders' equity was 17.43% and 16.06% for the three and six months ended June 30, 2005, respectively, compared to 18.21% and 15.72% for the comparable periods in 2004. Net income for the three and six months ended June 20, 3005 reflects increased net interest income and noninterest income, and a negative provision for loan losses, partially offset by increased noninterest expense and an increased provision for income taxes. Net income for 2004 includes a gain of $2.7 million, before applicable income taxes, recorded in February 2004 relating to the sale of a residential and recreational development property that was foreclosed on in January 2003, and gains, net of expenses, of $1.0 million, before applicable income taxes, recorded in February 2004 and April 2004 on the sale of two Midwest branch banking offices.

         The increase in earnings in 2005 reflects our focus to continue to improve asset quality, maintain an acceptable net interest margin, improve our noninterest income and control operating expenses. Net interest-earning assets provided by our 2004 and 2005 acquisitions, higher-yielding investment securities, internal loan growth and higher interest rates on loans have contributed to increased net interest income. This increase was partially offset by increased interest expense associated with higher deposit rates, a redistribution of deposit balances toward higher-yielding products, and the mix of the CIB deposit base acquired, as well as increased levels of other borrowings and increased rates on such borrowings, and the issuance of additional subordinated debentures late in 2004 to partially fund our acquisition of CIB Bank. Net interest income was adversely affected by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates. This decline was the result of the maturity and termination of certain interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." The current interest rate environment, conditions within our markets and the impact of the decline in earnings on our interest rate swap agreements continue to exert pressure on our net interest income and net interest margin.

         Our overall asset quality levels reflect continued improvement during 2005, resulting in a $13.6 million, or 15.11% reduction in nonperforming assets, and a $21.5 million, or 75.1% reduction in loans past due 90 days or more and still accruing interest since December 31, 2004. A significant portion of our nonperforming assets at June 30, 2005 is comprised of $42.9 million of nonperforming loans associated with our acquisition of CIB Bank, which represents 57.75% of total nonperforming loans at June 30, 2005. The reduction in both nonperforming loans and loans past due 90 days or more and still accruing interest reflects our ongoing emphasis on improving asset quality, the sale of certain acquired nonperforming loans, a notable reduction in net loan charge-offs, as well as loan payoffs and/or external refinancings of various credits, as further discussed under "--Loans and Allowance for Loan Losses" and "--Provision for Loan Losses." Several of these factors contributed to a notable decrease in our provision for loan losses. We recorded a negative provision for loan losses of $8.0 million for the three and six months ended June 30, 2005, compared to a $3.0 million and $15.8 million provision for loan losses for the comparable periods in 2004. We continue to closely monitor our loan portfolio and consider these factors in our overall assessment of the adequacy of the allowance for loan losses. While we continue our efforts to reduce nonperforming loans, we expect the overall level of such loans to remain at somewhat elevated levels in the near future as a result of the significant level of nonperforming loans associated with the CIB Bank acquisition.

         Noninterest income was $25.8 million and $46.9 million for the three and six months ended June 30, 2005, respectively, in comparison to $20.1 million and $40.7 million for the comparable periods in 2004. The increase for the first six months of 2005 is attributable to increased gains on loans sold and held for sale, loan servicing fees, increased investment management fees associated with our institutional money management subsidiary, increased service charges on deposit accounts and customer service fees related to higher deposit balances, and a recovery of loan collection expenses. The increase is also attributable to a decrease in write-downs and net losses on the sale of certain assets related to the commercial leasing portfolio. The overall increase in noninterest income for 2005 was partially offset by a decline in rental income associated with our reduced commercial leasing activities and an increase in losses on the disposal of fixed assets, primarily associated with the demolition of a branch drive-thru facility in the first quarter of 2005. In addition, we recorded $1.0 million in gains, net of expenses, resulting from the sale of two Midwest branch banking offices in February 2004 and April 2004.

         Noninterest expense was $69.8 million and $133.5 million for the three and six months ended June 30, 2005, respectively, in comparison to $55.4 million and $108.0 million for the comparable periods in 2004. Our efficiency ratio, which is defined as the ratio of noninterest expense to the sum of net interest income and noninterest income, was 67.33% and 65.84% for the three and six months ended June 30, 2005, respectively, compared to 57.89% and 56.57% for the comparable periods in 2004. The overall increase in our noninterest expenses and our efficiency ratio was attributable to expenses resulting from our 2004 and 2005 acquisitions, increases in salaries and employee benefits expense, charitable contribution expense, and expenditures and losses, net of gains, on other real estate, as further discussed below. We continue to closely monitor noninterest expense levels following our recent acquisitions and anticipate that the implementation of certain expense reduction measures will result in a future improvement in our efficiency ratio. Salary and employee benefit expenses increased due to the impact of our acquisitions in 2004 and 2005, which added a total of 21 branch offices, the addition of five de novo branch offices in 2004 and 2005, and generally higher costs of employing and retaining qualified personnel, including higher employee benefit costs. Noninterest expenses also increased due to a $2.7 million nonrecurring gain recorded in February 2004 on the sale of a residential and recreational development property that was foreclosed on in January 2003.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) increased to $78.1 million and $156.6 million for the three and six months ended June 30, 2005, respectively, compared to $75.9 million and $150.9 million for the comparable periods in 2004, reflecting continued growth. Our net interest rate margin was 3.94% and 3.96% for the three and six months ended June 30, 2005, respectively, in comparison to 4.56% for the three and six months ended June 30, 2004. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

         We primarily credit the increase in net interest income during the three and six months ended June 30, 2005 to net interest-earning assets provided by our 2004 and 2005 acquisitions, higher-yielding investment securities, internal loan growth and higher interest rates on loans, partially offset by increased interest expense associated with higher deposit rates, a redistribution of deposit balances toward higher-yielding products, and the mix of the CIB deposit base acquired, as well as increased levels of other borrowings and the issuance of additional subordinated debentures in late 2004 to partially fund our acquisition of CIB Bank. Net interest income was adversely impacted by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates. As further discussed under "--Interest Rate Risk Management," these derivative financial instruments contributed $297,000 and $3.9 million to net interest income for the three and six months ended June 30, 2005, respectively, compared to the $15.4 million and $31.7 million for the comparable periods in 2004. The decreased earnings on our interest rate swap agreements for the three and six months ended June 30, 2005 contributed to a compression of our net interest margin of approximately 76 basis points and 70 basis points, respectively, and reflect the impact of higher interest rates and maturities of interest rate swap agreements of $800.0 million during 2004 and $200.0 million in March 2005, as well as the termination of

$150.0 million and $101.2 million of interest rate swap agreements on February 25, 2005 and May 27, 2005, respectively. Although the Company has implemented other methods to mitigate the reduction in net interest income resulting from the decreased earnings on our interest rate swap agreements, including the funding of investment security purchases through the issuance of term repurchase agreements, the reduction of our interest rate swap agreements has resulted in a reduction of net interest income and further compression of our net interest margin, which was partially offset by the impact of the rising rate environment.

         Average interest-earning assets increased to $7.95 billion and $7.98 billion for the three and six months ended June 30, 2005, respectively, from $6.70 billion and $6.65 billion for comparable periods in 2004. The increase is primarily attributable to our three acquisitions completed in 2004, which provided assets of $1.38 billion in aggregate, and our acquisition completed in 2005, which provided assets of $73.3 million. Internal growth within our loan portfolio also contributed to the increase in average interest-earning assets. In addition, we purchased $250.0 million of callable U.S. Government agency securities in conjunction with the issuance of $250.0 million of term repurchase agreements that we entered into in conjunction with our interest rate risk management program during the first and second quarters of 2004. The current interest rate environment, overall economic conditions and the maturity and termination of certain interest rate swap agreements, as discussed above, continue to exert pressure on our net interest margin.

         Average investment securities increased $413.7 million and $500.3 million to $1.68 billion and $1.71 billion for the three and six months ended June 30, 2005, respectively, from $1.26 billion and $1.21 billion for the comparable periods in 2004. The yield on our investment portfolio was 4.22% and 4.18% for the three and six months ended June 30, 2005, compared to 4.11% for the comparable periods in 2004. The overall increase in the average balance of investment securities relates primarily to our 2004 and 2005 acquisitions, which provided investment securities of $438.0 million and $5.4 million, respectively. Funds available from maturities of investment securities were used to fund a decrease in deposits associated with an anticipated level of attrition during the first quarter of 2005 associated with the time deposits acquired with the acquisition of CIB Bank. The remaining funds available from maturities of investment securities were used to fund the reinvestment in additional higher-yielding investment securities. Additionally, a portion of excess short-term investments, which include federal funds sold and interest-bearing deposits, was also utilized to fund deposit attrition and to purchase higher-yielding available-for-sale investment securities, resulting in a decline in average short-term investments to $47.8 million and $65.4 million for the three and six months ended June 30, 2005, respectively, from $58.2 million and $90.5 million for the comparable periods in 2004. Our investment securities purchases during June 2005 included the purchase of $100.0 million of Federal Home Loan Bank discount notes associated with the funds provided by a single source temporary deposit, as previously discussed. During 2004, our investment securities purchases included the purchase of $250.0 million of callable U.S. Government agency securities, representing the underlying securities associated with $250.0 million, in aggregate, of three-year term repurchase agreements under master repurchase agreements that we consummated in the first and second quarters of 2004, as further described in Note 9 to our Consolidated Financial Statements.

         Average loans, net of unearned discount, were $6.23 billion and $6.21 billion for the three and six months ended June 30, 2005, respectively, compared to $5.38 billion and $5.35 billion for the comparable periods in 2004. The yield on our loan portfolio was 6.41% and 6.30% for the three and six months ended June 30, 2005, respectively, in comparison to 6.27% and 6.32% for the comparable periods in 2004. Although our loan portfolio yields increased with rising interest rates during 2005, total interest income on our loan portfolio was adversely impacted by decreased earnings on our interest rate swap agreements designated as cash flow hedges. Higher interest rates and the maturities of interest rate swap agreements of $750.0 million in 2004 and $200.0 million in March 2005 resulted in decreased earnings on our swap agreements of approximately $22.6 million, contributing to a reduction in yields on our loan portfolio, and a compression of our net interest margin of approximately 57 basis points for the six months ended June 30, 2005 as compared to the same period in 2004. We attribute the increase in average loans of $851.7 million for the six months ended June 30, 2005, over the comparable period in 2004, primarily to our acquisitions completed during 2004 and 2005, which provided total loans of $780.9 million, in aggregate, and $54.3 million, respectively. The increase is also the result of internal loan growth, partially offset by reductions in our nonperforming loan portfolio due to the sale of certain nonperforming loans, loan payoffs and/or external refinancings. Average commercial, financial and agricultural loans increased $77.5 million for the six months ended June 30, 2005, over the comparable period in 2004, as a result of our 2004 acquisitions. This increase was partially offset by a $47.4 million decrease in average lease financing volumes resulting from our business strategy initiated in late 2002 to reduce our commercial leasing activities and subsequently sell a significant portion of the remaining leases in our commercial leasing portfolio in June 2004. Average real estate construction and development loans increased approximately $209.7 million for the six months ended June 30, 2005, over the comparable period in 2004, primarily as a result of our recent acquisitions and seasonal increases on existing and available credit lines as well as new loan production. Average real estate mortgage loans increased approximately $537.4 million for the six months ended June 30, 2005, over the comparable period in 2004. This increase is attributable to a $418.9 million increase in commercial real estate loans resulting from our recent acquisitions, as well as a $118.5 million increase in residential real estate mortgage loans due to our recent acquisitions and our business strategy decision to retain a portion of our residential mortgage loan production that would have been previously sold in the secondary market. Average loans held for sale increased approximately $21.1 million for the six months ended June 30, 2005, over the comparable period in 2004, resulting from increased volumes of loan originations coupled with the timing of loan sales in the secondary mortgage market.

         Average deposits increased to $7.04 billion and $7.07 billion for the three and six months ended June 30, 2005, from $6.01 billion and $6.00 billion for the comparable periods in 2004. For the three and six months ended June 30, 2005, the aggregate weighted average rate paid on our deposit portfolio increased 69 basis points and 55 basis points to 2.05% and 1.92%, respectively, from 1.36% and 1.37% for the comparable periods in 2004, and is primarily attributable to the current rising interest rate environment and the mix of the CIB Bank deposit base acquired in November 2004. In addition, the decreased earnings associated with certain of our interest rate swap agreements designated as fair value hedges, as well as the termination of $150.0 million of fair value hedges on February 25, 2005, resulted in a decrease in our net interest income and net interest margin of approximately $3.8 million and ten basis points, respectively, for the six months ended June 30, 2005, compared to the same period in 2004. The increase in average deposits is primarily reflective of our acquisitions completed during 2004 and 2005, which provided deposits of $1.21 billion, in aggregate, and $55.7 million, respectively. Although overall average deposit levels have increased as a result of our 2004 and 2005 acquisitions, the overall increase in average deposits was partially offset by a significant decrease in deposits due to an anticipated level of attrition associated with the deposits acquired from CIB Bank. Excluding the impact of our acquisitions, the change in our average deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transactional accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers. Average demand and savings deposits were $4.21 billion and $4.25 billion for the three and six months ended June 30, 2005, respectively, from $4.07 billion and $4.06 billion for the comparable periods in 2004. Average total time deposits increased to $2.83 billion and $2.82 billion for the three and six months ended June 30, 2005, respectively, compared to $1.93 and $1.94 billion for the comparable periods in 2004.

         Average other borrowings increased to $569.2 million and $573.6 million for the three and six months ended June 30, 2005, respectively, compared to $439.1 million and $413.9 million for the comparable periods in 2004. The aggregate weighted average rate paid on our other borrowings was 2.98% and 2.65% for the three and six months ended June 30, 2005, respectively, compared to 0.69% and 0.68% for the comparable periods in 2004. The increased rate paid on our other borrowings reflects the increased short-term interest rate environment that began in the second quarter of 2004. The increase in average other borrowings is primarily attributable to $250.0 million of term repurchase agreements that we consummated during 2004, as further described in Note 9 to our Consolidated Financial Statements.

         Our note payable averaged $4.0 million and $5.8 million for the three and six months ended June 30, 2005, respectively, compared to $1.1 million and $4.7 million for the comparable periods in 2004. The aggregate weighted average rate paid on our note payable was 10.44% and 8.38% for the three and six months ended June 30, 2005, respectively, compared to 23.66% and 7.20% for the comparable periods ended June 30, 2004. The weighted average rate paid reflects unused credit commitment and letter of credit facility fees on our secured credit facility agreement. Amounts outstanding under our revolving line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the London Interbank Offering Rate plus a margin determined by the outstanding balance and our profitability for the preceding four calendar quarters. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. However, the borrowing level for these periods has been minimal. On August 11, 2005, we entered into an Amended and Restated Secured Credit Agreement and restructured our overall financing arrangement, as further described in Note 11 to our Consolidated Financial Statements.

         Average subordinated debentures were $273.8 million for the three and six months ended June 30, 2005, compared to $209.0 million and $210.0 million for the comparable periods ended June 30, 2004. The aggregate weighted average rate paid on our subordinated debentures was 7.86% and 7.45% for the three and six months ended June 30, 2005 respectively, and 6.79% and 6.77% for the comparable periods in 2004. Interest expense on our subordinated debentures was $5.4 million and $10.1 million for the three and six months ended June 30, 2005, respectively, compared to $3.5 million and $7.1 million for the comparable periods in 2004. As previously discussed, the increase for the three and six months ended June 30, 2005 primarily reflects the issuance of $61.9 million of additional subordinated debentures in late 2004 to partially fund our acquisition of CIB Bank, as well as the earnings impact of our interest rate swap agreements. The issuance of the additional subordinated debentures resulted in a decrease in our net interest income and net interest margin of approximately $1.5 million and three basis points, respectively, for the six months ended June 30, 2005, compared to the comparable period in 2004. The termination of $101.2 million of fair value hedges on May 27, 2005, as further discussed under "--Interest Rate Risk Management," resulted in a decrease in our net interest income and net interest margin of approximately $1.3 million and three basis points, respectively, for the six months ended June 30, 2005, compared to the comparable period in 2004.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated:

                                              Three Months Ended June 30,                      Six Months Ended June 30,
                                -------------------------------------------------  -------------------------------------------------
                                           2005                      2004                     2005                    2004
                                -------------------------- ----------------------  ----------------------- -------------------------
                                           Interest                Interest                 Interest                 Interest
                                  Average  Income/ Yield/ Average  Income/ Yield/  Average  Income/ Yield/  Average  Income/  Yield/
                                  Balance  Expense  Rate  Balance  Expense  Rate   Balance  Expense  Rate   Balance  Expense   Rate
                                  -------  -------  ----  -------  -------  ----   -------  -------  ----   -------  --------  ----
                                                                      (dollars expressed in thousands)
          Assets
          ------

Interest-earning assets:
   Loans (1)(2)(3)(4).......... $6,227,487  99,534  6.41% $5,375,102 83,861  6.27% $6,205,923 193,804 6.30% $5,354,228 168,189 6.32%
   Investment securities (4)...  1,676,866  17,629  4.22   1,263,191 12,894  4.11   1,709,203  35,414 4.18   1,208,927  24,725 4.11
   Short-term investments......     47,788     351  2.95      58,164    137  0.95      65,447     860 2.65      90,461     423 0.94
                                ---------- -------        ---------- ------        ---------- -------       ---------- -------
        Total interest-earning
          assets...............  7,952,141 117,514  5.93   6,696,457 96,892  5.82   7,980,573 230,078 5.81   6,653,616 193,337 5.84
                                           -------                   ------                   -------                  -------
Nonearning assets..............    653,522                   631,260                  653,976                  641,890
                                ----------                ----------               ----------               ----------
        Total assets........... $8,605,663                $7,327,717               $8,634,549               $7,295,506
                                ==========                ==========               ==========               ==========

      Liabilities and
      ---------------
    Stockholders' Equity
    --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................ $  882,567     932  0.42% $  854,874    824  0.39% $  884,053   1,820 0.42% $  861,793   1,791 0.42%
     Savings deposits..........  2,082,986   6,331  1.22   2,143,816  4,593  0.86   2,140,218  12,075 1.14   2,152,863   9,370 0.88
     Time deposits of $100
       or more.................    846,317   6,246  2.96     459,164  3,039  2.66     826,965  11,600 2.83     448,791   5,995 2.69
     Other time deposits (3)...  1,988,122  16,156  3.26   1,474,899  8,173  2.23   1,989,449  30,135 3.05   1,489,267  16,660 2.25
                                ---------- -------        ---------- ------        ---------- -------       ---------- -------
        Total interest-bearing
          deposits.............  5,799,992  29,665  2.05   4,932,753 16,629  1.36   5,840,685  55,630 1.92   4,952,714  33,816 1.37
   Other borrowings............    569,222   4,234  2.98     439,070    757  0.69     573,585   7,534 2.65     413,932   1,401 0.68
   Note payable (5)............      3,956     103 10.44       1,088     64 23.66       5,801     241 8.38       4,717     169 7.20
   Subordinated debentures (3).    273,803   5,365  7.86     209,036  3,529  6.79     273,802  10,111 7.45     209,963   7,067 6.77
                                ---------- -------        ---------- ------        ---------- -------       ---------- -------
        Total interest-bearing
          liabilities..........  6,646,973  39,367  2.38   5,581,947 20,979  1.51   6,693,873  73,516 2.21   5,581,326  42,453 1.53
                                           -------                   ------                   -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............  1,243,568                 1,073,988                1,225,511                1,047,866
   Other liabilities...........     97,246                    97,585                  100,299                   99,955
                                ----------                ----------               ----------               ----------
        Total liabilities......  7,987,787                 6,753,520                8,019,683                6,729,147
Stockholders' equity...........    617,876                   574,197                  614,866                  566,359
                                ----------                ----------               ----------               ----------
        Total liabilities and
          stockholders' equity. $8,605,663                $7,327,717               $8,634,549               $7,295,506
                                ==========                ==========               ==========               ==========

Net interest income............             78,147                   75,913                   156,562                  150,884
                                           =======                   ======                   =======                  =======
Interest rate spread...........                     3.55                     4.31                     3.60                     4.31
Net interest margin (6)........                     3.94%                    4.56%                    3.96%                    4.56%
                                                   =====                    =====                     ====                     ====
--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan  amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and  interest expense include the effects of  interest rate swap agreements.
(4)  Information is  presented  on a  tax-equivalent basis assuming a tax  rate of 35%.  The tax-equivalent adjustments were approximately $326,000 and $662,000 for the three and six months ended June 30, 2005, and $307,000 and $625,000 for the comparable periods in 2004, respectively.
(5)  Interest expense on the note payable includes commitment, arrangement and renewal fees.
(6)  Net interest  margin  is  the  ratio of net interest income (expressed on a tax-equivalent basis)  to average interest-
     earning assets.

Provision for Loan Losses

         We recorded an $8.0 million negative provision for loan losses for the three and six months ended June 30, 2005, in comparison to a provision for loan losses of $3.0 million and $15.8 million recorded for the three and six months ended June 30, 2004. The negative provision for loan losses during the second quarter of 2005 is attributable to an improvement in nonperforming loans from December 31, 2004 to June 30, 2005, resulting from loan payoffs and/or external refinancings and a significant reduction in net loan charge-offs. Nonperforming loans at June 30, 2005 decreased $11.5 million, or 13.46%, to $74.3 million from $85.8 million at December 31, 2004. Loans past due 90 days or more and still accruing interest decreased $21.5 million, or 75.1%, to $7.1 million at June 30, 2005 from $28.7 million at December 31, 2004. The decrease in nonperforming loans and past due loans during the six months ended June 30, 2005 reflects an improvement in asset quality resulting from the sale of approximately $14.3 million of certain acquired nonperforming loans, a notable reduction in net loan charge-offs, as well as loan payoffs and/or external refinancings of various credits, including $58.8 million in payoffs relating to eight credit relationships, as further discussed under "--Loans and Allowance for Loan Losses." We recorded net loan recoveries of $3.6 million for the three months ended June 30, 2005 and net loan charge-offs of $3.0 million for the six months ended June 30, 2005, compared to net loan charge-offs of $5.4 million and $10.8 million for the comparable periods in 2004. Our allowance for loan losses was $140.2 million at June 30, 2005, compared to $144.2 million at March 31, 2005 and $150.7 million at December 31, 2004. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.22% at June 30, 2005, compared to 2.34% at March 31, 2005 and 2.46% at December 31, 2004. Our allowance for loan losses as a percentage of nonperforming loans was 188.77% at June 30, 2005, compared to 180.71% at March 31, 2005 and 175.65% at December 31, 2004. Management continues to closely monitor its operations to address the ongoing challenges posed by the current economic environment and expects nonperforming loans to remain at somewhat elevated levels in the near future primarily as a result of the significant level of nonperforming loans associated with our CIB Bank acquisition, which represent 57.75% of our total nonperforming loans at June 30, 2005. Management considers these factors in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $25.8 million and $46.9 million for the three and six months ended June 30, 2005, respectively, in comparison to $20.1 million and $40.7 million for the comparable periods in 2004. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, bank owned life insurance investment income and other income.

         Service charges on deposit accounts and customer service fees were $10.2 million and $19.5 million for the three and six months ended June 30, 2005, respectively, in comparison to $9.8 million and $18.7 million for the comparable periods in 2004. The increase in service charges and customer service fees is primarily attributable to increased demand deposit account balances associated with our acquisitions of Continental Community Bank and Trust Company, or CCB, CIB Bank and FBA, completed in July 2004, November 2004 and April 2005, respectively. The increase is also attributable to additional products and services available and utilized by our expanded retail and commercial customer base, increased fee income from customer service charges for non-sufficient fund and returned check fees coupled with enhanced control of fee waivers, higher earnings allowances on commercial deposit accounts and increased income associated with automated teller machine services and debit cards.

         The gain on loans sold and held for sale was $6.8 million and $11.4 million for the three and six months ended June 30, 2005, respectively, in comparison to $4.0 million and $8.2 million for the comparable periods in 2004. We attribute the increase in 2005 to an increase in the volume of mortgage loan sales in the secondary market as a result of increased loan origination volumes. The increase was also attributable to $1.3 million of gains on SBA loans sold by SBLS LLC.

         Gains, net of expenses, on the sale of two Midwest banking offices were $630,000 and $1.0 million for the three and six months ended June 30, 2004, and reflect a $390,000 gain, net of expenses, on the sale of one of our Missouri branch banking offices in February 2004, and a $630,000 gain, net of expenses, on the sale of one of our Illinois banking offices in April 2004. There were no sales of branch banking offices during the three and six months ended June 30, 2005.

         Investment management income was $2.2 million and $4.2 million for the three and six months ended June 30, 2005, respectively, in comparison to $1.7 million and $3.3 million for the comparable periods in 2004, reflecting increased portfolio management fees generated by our institutional money management subsidiary attributable to growth in assets under management as a result of new business development.

         Other income was $5.3 million and $9.3 million for the three and six months ended June 30, 2005, respectively, in comparison to $2.7 million and $6.8 million for the comparable periods in 2004. We attribute the primary components of the increase in 2005 to:

         >> an increase of $2.0 million in loan servicing fees. The net increase is primarily attributable to increased fees from loans serviced for others, including SBLS LLC loan servicing fees of $1.8 million, partially offset by amortization of SBA servicing rights of $1.2 million, decreased amortization of mortgage servicing rights of $1.1 million, increased unused commitment fees of $447,000 and a lower level of interest shortfall on mortgage loans. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner;

         >> a $500,000 recovery of agent loan collection expenses, as permitted under a loan participation agreement prior to recovery of principal and interest, from funds collected from the liquidation of a portion of the collateral that secured the loan by the receiver;

         >> a net decrease in losses on the valuation or sale of certain repossessed assets, primarily related to our commercial leasing portfolio. Net gains for 2005 were $441,000 and included a $287,000 gain on the sale of repossessed leasing equipment. Net losses for 2004 were $654,000 and included a $750,000 write-down on repossessed aircraft leasing equipment;

         >> an increase of $478,000 reflecting the reduction of a contingent liability established in conjunction with the sale of a portion of our commercial leasing portfolio in June 2004. The reduction of the contingent liability in June 2005 was the result of further reductions in related lease balances for the specific pools of leases sold, as further discussed in Note 10 to our Consolidated Financial Statements;

         >>    an increase of $431,000 in fees from fiduciary activities; and

         >> our acquisitions of CCB and CIB Bank completed during 2004 and FBA completed in April 2005; partially offset by

         >> a decline of $852,000 in rental income associated with our reduced commercial leasing activities;

         >> a decline of $392,000 in income associated with standby letters of credit;

         >> a decline of $113,000 in brokerage revenue primarily associated with overall market conditions and reduced customer demand;

         >> a net increase in losses, net of gains, on the disposition of certain assets, primarily attributable to a $319,000 net loss resulting from the demolition of a branch drive-thru facility in the first quarter of 2005; and

         >> an increase in net losses on our derivative instruments. Net losses on derivative instruments were $590,000 for the six months ended June 30, 2005, compared to $455,000 for the comparable period in 2004.

Noninterest Expense

         Noninterest expense was $69.8 million and $133.5 million for the three and six months ended June 30, 2005, respectively, in comparison to $55.4 million and $108.0 million for the comparable periods in 2004. Our efficiency ratio was 67.33% and 65.84% for the three and six months ended June 30, 2005, respectively, from 57.89% and 56.57% for the comparable periods in 2004. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to net interest income and noninterest income. The increases in noninterest expense and our efficiency ratio for 2005 were primarily attributable to increases in expenses resulting from our 2004 and 2005 acquisitions, increases in salaries and employee benefits expense, charitable contribution expense, and expenses and losses, net of gains, on other real estate.

         Salaries and employee benefits expense was $34.5 million and $67.5 million for the three and six months ended June 30, 2005, respectively, in comparison to $28.2 million and $55.9 million for the comparable periods in 2004. We attribute the overall increase to increased salaries and employee benefits expenses associated with an aggregate of 21 additional branches acquired in 2004 and 2005, four de novo branches opened in 2004 and one de novo branch opened in January 2005, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including higher employee benefits expense. Our number of employees on a full-time equivalent basis increased to approximately 2,230 at June 30, 2005, from approximately 1,970 at June 30, 2004.

         Occupancy, net of rental income, and furniture and equipment expense totaled $9.0 million and $18.3 million for the three and six months ended June 30, 2005, respectively, in comparison to $8.7 million and $17.8 million for the comparable periods in 2004. The increase is attributable to higher levels of expense resulting from our acquisitions in 2004 and 2005, which added 21 branch offices, and the opening of five de novo branch offices in 2004 and 2005. The increase is also attributable to increased technology equipment expenditures, continued expansion and renovation of various corporate and branch offices, and increased depreciation expense associated with capital expenditures and acquisitions.

         Information technology fees were $9.4 million and $17.5 million for the three and six months ended June 30, 2005, respectively, in comparison to $8.0 million and $16.0 million for the comparable periods in 2004. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and operational support services to our subsidiaries and us. We attribute the level of fees to our recent acquisitions, growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, partially offset by expense reductions resulting from the information technology conversions of our acquisitions completed in 2004, as well as the achievement of certain efficiencies associated with the implementation of various technology projects. The information technology conversions of CCB, CIB Bank and FBA were completed in September 2004, February 2005 and June 2005, respectively.

         Legal, examination and professional fees were $2.1 million and $4.5 million for the three and six months ended June 30, 2005, respectively, in comparison to $1.7 million and $3.3 million for the comparable periods in 2004. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation costs primarily related to acquired entities have all contributed to the overall expense levels in 2004 and 2005. The increase in 2005 is also attributable to $471,000 of fees paid for information technology, accounting and other services provided by the seller of CIB Bank pursuant to a service agreement to provide services from the date of sale, November 30, 2004, through the date of system conversion, mid-February 2005.

         Amortization   of   intangibles   associated   with  the   purchase  of
subsidiaries was $1.1 million and $2.4 million for the three and six months ended June 30, 2005, respectively, in comparison to $658,000 and $1.3 million for the comparable periods in 2004. The increase is primarily attributable to core deposit intangibles associated with our acquisitions of CCB and CIB Bank completed in 2004 and our acquisition of FBA completed in April 2005.

         Communications and advertising and business development expenses were $2.2 million from $4.4 million for the three and six months ended June 30, 2005, respectively, compared to $1.7 million and $3.5 million for the comparable periods in 2004. The expansion of our sales, marketing and product group in 2004 and broadened advertising campaigns have contributed to higher expenditures and are consistent with our continued focus on expanding our banking franchise and the products and services available to our customers. Our spring advertising campaign contributed to the increase in the second quarter of 2005. We continue our efforts to manage these expenses through renegotiation of contracts, enhanced focus on advertising and promotional activities in markets that offer greater benefits, as well as ongoing cost containment efforts.

         Charitable contributions expense was $1.6 million and $1.7 million for the three and six months ended June 30, 2005, respectively, compared to $56,000 and $130,000 for the comparable periods in 2004. The increase in expense is primarily attributable to a $1.5 million contribution in May 2005 to an urban revitalization development project located in the city of St. Louis. In exchange for this contribution, we received Missouri state tax credits that will be utilized to reduce certain state income taxes.

         Other expense was $8.5 million and $14.4 million for the three and six months ended June 30, 2005, respectively, in comparison to $5.1 million and $7.6 million for the comparable periods in 2004. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase is primarily attributable to:

         >>    an increase of $3.8 million of  expenditures  and losses,  net of gains, on other real estate. Expenditures and losses, net of gains, on other real estate were $570,000 and $608,000 for the three and six months ended June 30, 2005, respectively, and included an $812,000 expense in May 2005 related to a parcel of other real estate acquired in conjunction with the acquisition of CIB Bank. These expenditures were partially offset by approximately $413,000 of gains recorded on the sale of three holdings of other real estate during the first and second quarters of 2005. Gains, net of losses and expenses, on other real estate were $404,000 and $3.1 million for the three and six months ended June 30, 2004, and included a $2.7 million gain recorded in February 2004 on the sale of a residential and recreational development property that was transferred to other real estate in January 2003 and approximately $390,000 of gains recorded on the sale of two additional holdings of other real estate in the second quarter of 2004;

         >> expenses associated with our acquisitions completed during 2004, particularly CIB Bank, and 2005; and

         >>    continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $15.0 million and $28.3 million for the three and six months ended June 30, 2005, respectively, in comparison to $11.3 million and $22.9 million for the comparable periods in 2004. The effective tax rate was 35.85% and 36.63% for the three and six months ended June 30, 2005, respectively, in comparison to 30.30% and 34.08% for the comparable periods in 2004. In June 2004, we recorded a reversal of a $2.8 million tax reserve that was no longer deemed necessary as a result of the resolution of a potential tax liability. Excluding this transaction, the effective tax rate was 37.80% and 38.25% for the three and six months ended June 30, 2004. The lower effective tax rate for the three and six months ended June 30, 2005, compared to the comparable periods in 2004 after adjusting for the nonrecurring transaction, was primarily the result of a lower effective state tax rate and the utilization of certain state tax credits.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of June 30, 2005 and December 31, 2004 are summarized as follows:

                                                                      June 30, 2005             December 31, 2004
                                                                ------------------------    ------------------------
                                                                  Notional      Credit       Notional       Credit
                                                                   Amount      Exposure       Amount       Exposure
                                                                   ------      --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................    $300,000         521        500,000         1,233
         Fair value hedges....................................      25,000         997        276,200         9,609
         Interest rate lock commitments.......................       9,200          --          5,400            --
         Forward commitments to sell
           mortgage-backed securities.........................      43,000          --         34,000            --
                                                                  ========         ===        =======         =====

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

         During the three and six months ended June 30, 2005, we realized net interest income on our derivative financial instruments of $297,000 and $3.9 million, respectively, in comparison to $15.4 million and $31.7 million for the comparable periods in 2004. The decrease is primarily attributable to an increase in prevailing interest rates that began in mid-2004 and has continued into 2005, the maturity of $800.0 million notional amount of interest rate swap agreements during 2004 and $200.0 million in March 2005, and the termination of $150.0 million and $101.2 million of interest rate swap agreements designated as fair value hedges in February 2005 and May 2005, respectively, as further discussed below. Although the Company has implemented other methods to mitigate the reduction in net interest income, as further discussed below, the maturity and termination of the swap agreements has resulted in a compression of our net interest margin of approximately 70 basis points for the six months ended June 30, 2005, in comparison to the same period in 2004, and will result in a reduction of future net interest income and further compression of our net interest margin unless interest rates increase. We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $590,000 for the three and six months ended June 30, 2005, in comparison to net gains of $487,000 and $455,000 for the three and six months ended June 30, 2004, respectively. The net losses recorded in 2005 reflect changes in the value of our fair value hedges and the underlying hedged liabilities during 2005 until the termination of the $150.0 million of interest rate swap agreements designated as fair value hedges in February 2005, as further discussed below.

Cash Flow Hedges. During September 2000, March 2001, April 2001, March 2002 and July 2003, we entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In addition, the $150.0 million notional amount swap agreement that we entered into in March 2002 matured in March 2004, the $600.0 million notional amount swap agreements that we entered into in September 2000 matured in September 2004, and the $200.0 million notional amount swap agreement that we entered into in March 2001 matured on March 21, 2005. The amount receivable by us under the swap agreements was $2.4 million and $2.7 million at June 30, 2005 and December 31, 2004, respectively, and the amount payable by us under the swap agreements was $1.8 million and $1.4 million at June 30, 2005 and December 31, 2004, respectively.

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

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2005 and December 31, 2004 were as follows:

                                                                 Notional    Interest Rate  Interest Rate    Fair
                          Maturity Date                           Amount         Paid         Received       Value
                          -------------                           ------         ----         --------       -----
                                                                         (dollars expressed in thousands)

         June 30, 2005:
             April 2, 2006...................................   $ 100,000        3.18%         5.45%        $ 1,179
             July 31, 2007...................................     200,000        3.15          3.08          (3,902)
                                                                ---------                                   -------
                                                                $ 300,000        3.16          3.87         $(2,723)
                                                                =========        ====          ====         =======

         December 31, 2004:
             March 21, 2005..................................   $ 200,000        2.43%         5.24%        $ 1,155
             April 2, 2006...................................     100,000        2.43          5.45           2,678
             July 31, 2007...................................     200,000        2.40          3.08          (2,335)
                                                                ---------                                   -------
                                                                $ 500,000        2.42          4.42         $ 1,498
                                                                =========        ====          ====         =======

Fair Value Hedges. We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities were a portion of our other time deposits. The terms of the swap agreements provided for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $3.9 million at December 31, 2004, and the amount payable by us under the swap agreements was $695,000 at December 31, 2004. In September 2003, we discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements entered into in January 2001 due to the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. Consequently, the resulting $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately three months. This $50.0 million notional swap agreement matured in January 2004. Effective February 25, 2005, we terminated the remaining $150.0 million notional amount of five-year interest rate swap agreements that hedged a portion of our other time deposits. The termination of the swap agreements resulted from an increasing level of ineffectiveness associated with the correlation of the hedge positions between the swap agreements and the underlying hedged liabilities that had been anticipated as the swap agreements neared their originally scheduled maturity dates in January 2006. The resulting $3.1 million basis adjustment of the underlying hedged liabilities is being recorded as interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately ten months.

         >> During May 2002, March 2003 and April 2003, we entered into $55.2 million, $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%, 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at June 30, 2005 or December 31, 2004. Effective May 27, 2005, we terminated the $55.2 million and $46.0 million notional swap agreements in order to appropriately modify our future hedge position in accordance with our interest rate risk management program. The resulting $854,000 basis adjustment of the underlying hedged liabilities, in aggregate, is being recorded as a reduction of interest expense over the remaining maturities of the underlying hedged liabilities, which range from 26 to 28 years.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of June 30, 2005 and December 31, 2004 were as follows:

                                                                  Notional   Interest Rate  Interest Rate    Fair
                          Maturity Date                            Amount        Paid         Received       Value
                          -------------                            ------        ----         --------       -----
                                                                         (dollars expressed in thousands)

         June 30, 2005:
             March 20, 2033...................................  $  25,000        5.64%         8.10%       $  (280)
                                                                =========       =====         =====        =======

         December 31, 2004:
             January 9, 2006 (1)..............................  $ 150,000        2.06%         5.51%       $ 3,610
             December 31, 2031 (2)............................     55,200        4.27          9.00          2,171
             March 20, 2033...................................     25,000        4.52          8.10           (929)
             June 30, 2033 (2)................................     46,000        4.55          8.15         (1,689)
                                                                ---------                                  -------
                                                                $ 276,200        3.14          6.88        $ 3,163
                                                                =========        ====          ====        =======
         ------------------
         (1) The interest rate swap agreements were terminated effective February 25, 2005, as further discussed above.
         (2) The interest rate swap agreements were terminated effective May 27, 2005, as further discussed above.

Interest Rate Cap Agreements. During 2003 and 2004, we entered into five term repurchase agreements under master repurchase agreements with unaffiliated third parties, as further described in Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreements were entered into with the objective of stabilizing net interest income over time and further protecting our net interest margin against changes in interest rates. The interest rate floor agreements included within the term repurchase agreements (and the interest rate cap agreements previously included within the term repurchase agreements) represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term repurchase agreements are reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of income. As further described in Note 9 to our Consolidated Financial Statements, on March 21, 2005, in accordance with our interest rate risk management program, we modified our term repurchase agreements under master repurchase agreements with unaffiliated third parties to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the existing interest rate spread to LIBOR for the underlying agreements. The modified terms of the term repurchase agreements became effective during the second quarter of 2005. We did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments.

Pledged Collateral. At June 30, 2005 and December 31, 2004, we had a $5.0 million letter of credit issued on our behalf to the counterparty and had pledged investment securities available for sale with a fair value of $1.8 million and $527,000, respectively, in connection with our interest rate swap agreements. At June 30, 2005, we had pledged cash of $368,000 as collateral in connection with our interest rate swap agreements. At December 31, 2004, we had accepted cash of $6.0 million as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in other assets in the consolidated balance sheets was $54,000 and $20,000 at June 30, 2005 and December 31, 2004, respectively.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 84.9% and 84.4% of total interest income for the three and six months ended June 30, 2005, respectively, in comparison to 86.7% and 87.2% for the comparable periods in 2004. Total loans, net of unearned discount, increased $171.7 million to $6.31 billion, or 71.9% of total assets, at June 30, 2005, compared to $6.14 billion, or 70.3% of total assets, at December 31, 2004. The overall increase in loans, net of unearned discount, in 2005 is primarily attributable to internal loan growth and the acquisition of FBA, which provided loans, net of unearned discount, of $54.3 million. The net increase is primarily attributable to:

         >> an increase of $120.5 million in our real estate mortgage portfolio primarily attributable to the acquisition of FBA, which provided real estate mortgage loans of $54.2 million, as well as internal growth within our loan portfolio; management's business strategy decision in mid-2003 to retain a portion of the new loan production in our residential real estate mortgage portfolio as a result of continued weak loan demand in other sectors of our loan portfolio; and a home equity product line campaign that we held in mid-2004;

         >> an increase of $54.0 million in loans held for sale resulting from the timing of loan sales in the secondary mortgage market, coupled with an overall increase in loan origination volumes for the three and six months ended June 30, 2005 as compared to the comparable periods in 2004, partially offset by the sale of certain acquired loans; and

         >> an increase of $35.2 million in our real estate construction and development portfolio resulting primarily from new loan originations and seasonal fluctuations on existing and available credit lines; partially offset by

         >> a decrease of $40.1 million in our commercial, financial and agricultural portfolio, due partially to a decline in internal loan volumes and an anticipated amount of attrition associated with our acquisitions completed during 2004, particularly CIB Bank, as well as general runoff of balances within this portfolio.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2005 and December 31, 2004:

                                                                                   June 30,        December 31,
                                                                                     2005              2004
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)
         Commercial, financial and agricultural:
           Nonaccrual.........................................................   $     8,838          10,147
           Restructured.......................................................            --               4
         Real estate construction and development:
           Nonaccrual.........................................................        10,022          13,435
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual......................................................        10,613           9,881
              Restructured....................................................            11              11
           Multi-family residential loans:
              Nonaccrual......................................................           976             434
           Commercial real estate loans:
              Nonaccrual......................................................        42,871          50,671
         Lease financing:
           Nonaccrual.........................................................           766             907
         Consumer and installment:
           Nonaccrual.........................................................           155             310
                                                                                 -----------      ----------
                  Total nonperforming loans...................................        74,252          85,800
         Other real estate....................................................         2,001           4,030
                                                                                 -----------      ----------
                  Total nonperforming assets..................................   $    76,253          89,830
                                                                                 ===========      ==========

         Loans, net of unearned discount......................................   $ 6,309,680       6,137,968
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing....................   $     7,146          28,689
                                                                                 ===========      ==========

         Ratio of:
           Allowance for loan losses to loans.................................          2.22%           2.46%
           Nonperforming loans to loans.......................................          1.18            1.40
           Allowance for loan losses to nonperforming loans...................        188.77          175.65
           Nonperforming assets to loans and other real estate................          1.21            1.46
                                                                                 ===========      ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $74.3 million at June 30, 2005, in comparison to $79.8 million at March 31, 2005 and $85.8 million at December 31, 2004. Other real estate owned was $2.0 million, $1.8 million, and $4.0 million at June 30, 2005, March 31, 2005 and December 31, 2004, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, improved by $5.3 million, or 6.55%, during the second quarter of 2005, and $13.6 million, or 15.11%, during the first six months of 2005, to $76.3 million at June 30, 2005, compared to $81.6 million at March 31, 2005 and $89.8 million at December 31, 2004. A significant portion of nonperforming assets includes nonperforming loans associated with our acquisition of CIB Bank, which have decreased to $42.9 million, or 57.75% of our total nonperforming loans, at June 30, 2005, from $43.7 million at March 31, 2005 and $50.5 million at December 31, 2004. Nonperforming loans were 1.18% of loans, net of unearned discount, at June 30, 2005, compared to 1.30% and 1.40% at March 31, 2005 and December 31, 2004, respectively. Additionally, loans past due 90 days or more and still accruing interest decreased $21.5 million to $7.1 million at June 30, 2005 from $28.7 million at December 31, 2004. The decrease in nonperforming loans and past due loans during the six months ended June 30, 2005 primarily resulted from: our continued emphasis on improving asset quality; the sale of approximately $14.3 million of certain acquired nonperforming loans, specifically $2.8 million and $11.5 million during the first and second quarters of 2005, respectively; a notable reduction in net loan charge-offs, which reflected net loan recoveries of $3.6 million for the three months ended June 30, 2005 and net loan charge-offs of $3.0 million for the six months ended June 30, 2005; upgrades to the credit ratings of certain loans; and significant loan payoffs and/or external refinancings of various credits, including $58.5 million of loan payoffs on eight credit relationships during the first and second quarters of 2005. A portion of the loan payoffs and sales during the first quarter of 2005 pertaining to certain acquired nonperforming loans that were classified as loans held for sale as of December 31, 2004 contributed to a reallocation of the purchase price on our acquisition of Hillside, as further discussed in Note 2 to our Consolidated Financial Statements. Additionally, we recorded a write-down on an acquired parcel of other real estate owned to its estimated fair value based upon additional data received. This $1.6 million write-down on other real estate owned, which was also recorded as an acquisition-related adjustment in the first quarter of 2005 and is further discussed in Note 2 to our Consolidated Financial Statements, further contributed to the decrease in nonperforming assets.

         We recorded net loan recoveries of $3.6 million for the three months ended June 30, 2005 and net loan charge-offs of $3.0 million for the six months ended June 30, 2005, in comparison to net loan charge-offs of $5.4 million and $10.8 million for the comparable periods in 2004. Loan charge-offs were $2.4 million and $15.0 million for the three and six months ended June 30, 2005, in comparison to $12.8 million and $24.3 million for the comparable periods in 2004. Loan recoveries were $6.0 million and $12.1 million for the three and six months ended June 30, 2005, in comparison to $7.4 million and $13.5 million for the comparable periods in 2004. The allowance for loan losses was $140.2 million at June 30, 2005, compared to $144.2 million at March 31, 2005 and $150.7 million at December 31, 2004. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.22% at June 30, 2005, compared to 2.34% at March 31, 2005 and 2.46% at December 31, 2004. Our allowance for loan losses as a percentage of nonperforming loans was 188.77% at June 30, 2005, compared to 180.71% at March 31, 2005 and 175.65% at December 31, 2004. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the current economic environment, including reduced loan demand within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses. Despite the improvement in nonperforming assets during 2005, we anticipate nonperforming assets will continue to remain at somewhat elevated levels in the near future as a result of the significant level of acquired nonperforming loans associated with our three acquisitions in the later part of 2004, particularly our acquisition of CIB Bank in November 2004.

         Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provisions necessary to maintain the allowance at appropriate levels. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of income.

         Changes in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                              ----------------------        ---------------------
                                                                2005          2004            2005         2004
                                                                ----          ----            ----         ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period.......................  $ 144,154     124,871         150,707       116,451
         Acquired allowance for loan losses.................        419          --             419            --
              Other adjustments (1)(2)                               --      (1,479)             --          (479)
                                                              ---------     -------         -------       -------
                                                                144,573     123,392         151,126       115,972
                                                              ---------     -------         -------       -------
         Loans charged-off..................................     (2,385)    (12,801)        (15,021)      (24,295)
         Recoveries of loans previously charged-off.........      5,976       7,375          12,059        13,539
                                                              ---------     -------         -------       -------
           Net loan recoveries (charge-offs)................      3,591      (5,426)         (2,962)      (10,756)
                                                              ---------     -------         -------       -------
         Provision for loan losses..........................     (8,000)      3,000          (8,000)       15,750
                                                              ---------     -------         -------       -------
         Balance, end of period ............................  $ 140,164     120,966         140,164       120,966
                                                              =========     =======         =======       =======
         ---------------
         (1)  In December 2003, we established a $1.0 million specific reserve for estimated losses on a $5.3 million letter of credit that was recorded in accrued and other liabilities in our consolidated balance sheets.
              In January 2004, the letter of credit was fully  funded as a loan and the related $1.0 million specific reserve was reclassified from accrued and other liabilities to the allowance for loan losses.
         (2)  On June 30, 2004, First Banks reclassified $1.5 million from the allowance for loan losses  to  accrued and other liabilities to establish a specific reserve associated with the commercial  leasing portfolio sale and related recourse obligations for certain leases sold.

                                    Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $1.42 billion at June 30, 2005 and December 31, 2004.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our note payable, at June 30, 2005:

                                                               Certificates of Deposit      Other
                                                                 of $100,000 or More     Borrowings         Total
                                                                 -------------------     ----------         -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................    $219,375            166,991           386,366
         Over three months through six months.....................     152,556                 --           152,556
         Over six months through twelve months....................     225,797              4,000           229,797
         Over twelve months.......................................     270,750            385,300           656,050
                                                                      --------            -------         ---------
              Total...............................................    $868,478            556,291         1,424,769
                                                                      ========            =======         =========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2005 and December 31, 2004, First Bank's borrowing capacity under the agreement was approximately $767.2 million and $778.7 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $563.1 million and $505.2 million at June 30, 2005 and December 31, 2004, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $39.4 million and $35.6 million at June 30, 2005 and December 31, 2004, respectively, which represent advances assumed in conjunction with various acquisitions, First Bank had no amounts outstanding under its borrowing arrangement with the Federal Home Loan Bank at June 30, 2005 and December 31, 2004.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other contractual obligations at June 30, 2005, are as follows:

                                                            Less than       1-3          3-5         Over
                                                             1 Year        Years        Years       5 Years      Total
                                                             ------        -----        -----       -------      -----
                                                                       (dollars expressed in thousands)

         Operating leases...............................   $    9,829      14,289       9,164       17,497       50,779
         Certificates of deposit (1)....................    1,846,403     812,899     165,982       32,803    2,858,087
         Other borrowings (1)...........................      170,991     365,500       8,800       11,000      556,291
         Subordinated debentures (1)....................           --          --          --      275,213      275,213
         Other contractual obligations..................        1,678         323          77           20        2,098
                                                           ----------   ---------    --------     --------    ---------
              Total.....................................   $2,028,901   1,193,011     184,023      336,533    3,742,468
                                                           ==========   =========    ========     ========    =========
         ---------------
         (1) Amounts exclude the related interest expense accrued on these obligations as of June 30, 2005.

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

                       Effects of New Accounting Standards

         In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations.
Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. We previously adopted the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115 and SFAS
124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. On June 29, 2005, the FASB directed to issue EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final EITF, to be retitled FAS 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, is expected to be issued in August 2005 and will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

         In December 2003, the Accounting Standards Executive Committee, or AcSEC, issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to problem loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan's life. SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller's allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio purchases. We implemented SOP 03-3 in conjunction with our acquisition of FBA, which we completed on April 29, 2005. The implementation of SOP 03-3, as it pertains to this individual transaction, did not have a material impact on our consolidated financial statements or results of operations. We will continue to evaluate the impact of SOP 03-3 on our consolidated financial statements and results of operations as it relates to the recently announced acquisitions described in Note 2 to our Consolidated Financial Statements and future transactions.

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

         In May 2005, the FASB issued SFAS No. 154 -- Accounting Changes and Error Corrections. SFAS No. 154, a replacement of APB Opinion No. 20 -- Accounting Changes and FASB Statement No. 3 -- Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We are currently evaluating the requirements of SFAS No. 154 and do not expect it to have a material effect on our consolidated financial statements or results of operations.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2004, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 8.9% in net interest income, based on assets and liabilities at December 31, 2004. At June 30, 2005, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with declines in income associated with our interest rate swap agreements and increases in prevailing interest rates beginning in mid-2004 and continuing in 2005, is reflected in our net interest margin for the three and six months ended June 30, 2005 as compared to the comparable periods in 2004 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." During the three and six months ended June 30, 2005, our asset-sensitive position and overall susceptibility to market risks have not changed materially. However, prevailing interest rates have continued to rise during the three and six months ended June 30, 2005.

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

                           Part II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the April 29, 2005 Annual Meeting of Shareholders of First Banks Messrs. James F. Dierberg, Allen H. Blake, Gordon A. Gundaker, Terrance M. McCarthy, Steven F. Schepman, David L. Steward, Hal J. Upbin and Douglas H. Yaeger, constituting all of the directors, were unanimously re-elected.

                                ITEM 6 - EXHIBITS


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


Date:  August 12, 2005

                               FIRST BANKS, INC.


                               By:/s/ Allen H. Blake
                                  ----------------------------------------------
                                      Allen H. Blake
                                      President, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

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


Date:  August 12, 2005

                               FIRST BANKS, INC.


                               By:/s/ Allen H. Blake
                                  ----------------------------------------------
                                      Allen H. Blake
                                      President, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                                                      EXHIBIT 32

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2005 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date:  August 12, 2005

                               By:/s/ Allen H. Blake
                                  ----------------------------------------------
                                      Allen H. Blake
                                      President, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)