Form 10-Q
period 2005-09-30
FIRST BANKS INC
filed 2005-11-14
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005

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



         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes              No     X
                               --------        --------



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                    Shares Outstanding
                Class                               at October 31, 2005
                -----                               -------------------

   Common Stock, $250.00 par value                        23,661



                                                    FIRST BANKS, INC.

                                                    TABLE OF CONTENTS





                                                                                                         Page
                                                                                                         ----

PART I.     FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS...............................................................     1

            CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME................................................................     3

            CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...............................................................    17

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    37

  ITEM 4.   CONTROLS AND PROCEDURES...................................................................    38

PART II.    OTHER INFORMATION

  ITEM 6.   EXHIBITS..................................................................................    39

SIGNATURES............................................................................................    40





                                            PART I - FINANCIAL INFORMATION
                                            ITEM 1 - FINANCIAL STATEMENTS

                                                   FIRST BANKS, INC.

                                              CONSOLIDATED BALANCE SHEETS
                           (dollars expressed in thousands, except share and per share data)

                                                                                          September 30,  December 31,
                                                                                               2005          2004
                                                                                               ----          ----
                                                                                           (unaudited)

                                                        ASSETS
                                                        ------

Cash and cash equivalents:
     Cash and due from banks.............................................................. $  201,321       149,605
     Short-term investments...............................................................     85,808       117,505
                                                                                           ----------     ---------
          Total cash and cash equivalents.................................................    287,129       267,110
                                                                                           ----------     ---------

Investment securities:
     Available for sale...................................................................  1,559,014     1,788,063
     Held to maturity (fair value of $27,068 and $25,586, respectively)...................     27,066        25,286
                                                                                           ----------     ---------
          Total investment securities.....................................................  1,586,080     1,813,349
                                                                                           ----------     ---------

Loans:
     Commercial, financial and agricultural...............................................  1,584,191     1,575,232
     Real estate construction and development.............................................  1,421,877     1,318,413
     Real estate mortgage.................................................................  3,311,471     3,061,581
     Consumer and installment.............................................................     59,291        54,546
     Loans held for sale..................................................................    257,605       133,065
                                                                                           ----------     ---------
          Total loans.....................................................................  6,634,435     6,142,837
     Unearned discount....................................................................     (6,625)       (4,869)
     Allowance for loan losses............................................................   (139,471)     (150,707)
                                                                                           ----------     ---------
          Net loans.......................................................................  6,488,339     5,987,261
                                                                                           ----------     ---------

Bank premises and equipment, net of accumulated depreciation and amortization.............    142,405       144,486
Goodwill..................................................................................    166,170       156,849
Bank-owned life insurance.................................................................    110,318       106,788
Deferred income taxes.....................................................................    126,579       127,397
Other assets..............................................................................    101,482       129,601
                                                                                           ----------     ---------
          Total assets.................................................................... $9,008,502     8,732,841
                                                                                           ==========     =========

                                                     LIABILITIES
                                                     -----------

Deposits:
     Noninterest-bearing demand........................................................... $1,316,287     1,194,662
     Interest-bearing demand..............................................................    926,913       875,489
     Savings..............................................................................  2,103,603     2,249,644
     Time deposits of $100 or more........................................................  1,018,055       807,220
     Other time deposits..................................................................  2,015,633     2,024,955
                                                                                           ----------     ---------
          Total deposits..................................................................  7,380,491     7,151,970
Other borrowings..........................................................................    568,699       594,750
Notes payable.............................................................................     80,000        15,000
Subordinated debentures...................................................................    215,433       273,300
Deferred income taxes.....................................................................     27,670        34,812
Accrued expenses and other liabilities....................................................     64,776        62,116
Minority interest in subsidiary...........................................................      6,314            --
                                                                                           ----------     ---------
          Total liabilities...............................................................  8,343,383     8,131,948
                                                                                           ----------     ---------

                                               STOCKHOLDERS' EQUITY
                                               --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.......         --            --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding...........................     12,822        12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding..............................................        241           241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding.................................................      5,915         5,915
Additional paid-in capital................................................................      5,910         5,910
Retained earnings.........................................................................    653,798       577,836
Accumulated other comprehensive loss......................................................    (13,567)       (1,831)
                                                                                           ----------     ---------
          Total stockholders' equity......................................................    665,119       600,893
                                                                                           ----------     ---------
          Total liabilities and stockholders' equity...................................... $9,008,502     8,732,841
                                                                                           ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                                   FIRST BANKS, INC.

                                    CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                           (dollars expressed in thousands, except share and per share data)


                                                                            Three Months Ended    Nine Months Ended
                                                                               September 30,        September 30,
                                                                           -------------------   ------------------
                                                                             2005       2004       2005      2004
                                                                             ----       ----       ----      ----
Interest income:
     Interest and fees on loans........................................... $ 109,903    86,201    303,515   254,176
     Investment securities................................................    17,057    12,784     52,001    37,098
     Short-term investments...............................................       841       476      1,701       899
                                                                           ---------  --------   --------  --------
          Total interest income...........................................   127,801    99,461    357,217   292,173
                                                                           ---------  --------   --------  --------
Interest expense:
     Deposits:
       Interest-bearing demand............................................       979       801      2,799     2,592
       Savings............................................................     8,345     5,116     20,420    14,486
       Time deposits of $100 or more......................................     7,206     3,358     18,806     9,353
       Other time deposits................................................    16,832     8,636     46,967    25,296
     Other borrowings.....................................................     4,946     1,982     12,480     3,383
     Notes payable........................................................       862       229      1,103       398
     Subordinated debentures..............................................     5,985     3,731     16,096    10,798
                                                                           ---------  --------   --------  --------
          Total interest expense..........................................    45,155    23,853    118,671    66,306
                                                                           ---------  --------   --------  --------
          Net interest income.............................................    82,646    75,608    238,546   225,867
Provision for loan losses.................................................        --     7,500     (8,000)   23,250
                                                                           ---------  --------   --------  --------
          Net interest income after provision for loan losses.............    82,646    68,108    246,546   202,617
                                                                           ---------  --------   --------  --------
Noninterest income:
     Service charges on deposit accounts and customer service fees........    10,175     9,837     29,651    28,578
     Gain on loans sold and held for sale.................................     6,505     4,676     17,865    12,866
     Net (loss) gain on sales of available-for-sale
       investment securities..............................................        (3)      257         (3)      257
     (Loss) gain on sales of branches, net of expenses....................        --       (20)        --     1,000
     Bank-owned life insurance investment income..........................     1,177     1,255      3,711     3,874
     Investment management income.........................................     2,129     1,795      6,375     5,079
     Other................................................................     4,552     4,182     13,840    10,991
                                                                           ---------  --------   --------  --------
          Total noninterest income........................................    24,535    21,982     71,439    62,645
                                                                           ---------  --------   --------  --------
Noninterest expense:
     Salaries and employee benefits.......................................    35,667    29,936    103,145    85,825
     Occupancy, net of rental income......................................     5,327     4,674     15,792    13,744
     Furniture and equipment..............................................     3,960     4,099     11,798    12,802
     Postage, printing and supplies.......................................     1,387     1,222      4,339     3,765
     Information technology fees..........................................     9,141     7,977     26,686    23,965
     Legal, examination and professional fees.............................     2,257     1,644      6,710     4,895
     Amortization of intangibles associated with the purchase
       of subsidiaries....................................................     1,168       733      3,523     2,049
     Communications.......................................................       495       469      1,470     1,333
     Advertising and business development.................................     1,623     1,297      5,018     3,902
     Charitable contributions.............................................       111       294      1,789       424
     Other................................................................     6,303     6,046     20,697    13,694
                                                                           ---------  --------   --------  --------
          Total noninterest expense.......................................    67,439    58,391    200,967   166,398
                                                                           ---------  --------   --------  --------
          Income before provision for income taxes and minority
             interest in loss of subsidiary...............................    39,742    31,699    117,018    98,864
Provision for income taxes................................................    13,265    11,951     41,568    34,844
                                                                           ---------  --------   --------  --------
          Income before minority interest in loss of subsidiary...........    26,477    19,748     75,450    64,020
Minority interest in loss of subsidiary...................................    (1,036)       --     (1,036)       --
                                                                           ---------  --------   --------  --------
          Net income......................................................    27,513    19,748     76,486    64,020
Preferred stock dividends.................................................       196       196        524       524
                                                                           ---------  --------   --------  --------
          Net income available to common stockholders..................... $  27,317    19,552     75,962    63,496
                                                                           =========  ========   ========  ========
Basic earnings per common share........................................... $1,154.52    826.33   3,210.44  2,683.56
                                                                           =========  ========   ========  ========
Diluted earnings per common share......................................... $1,139.46    815.20   3,163.13  2,642.12
                                                                           =========  ========   ========  ========
Weighted average common stock outstanding.................................    23,661    23,661     23,661    23,661
                                                                           =========  ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.




                                                      FIRST BANKS, INC.

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                    Nine Months Ended September 30, 2005 and 2004 and Three Months Ended December 31, 2004
                                     (dollars expressed in thousands, except per share data)



                                                                                                             Accu-
                                                           Adjustable Rate                                  mulated
                                                           Preferred Stock                                   Other
                                                           ---------------                                  Compre-    Total
                                                         Class A                       Additional           hensive    Stock-
                                                         Conver-              Common    Paid-In    Retained  Income   holders'
                                                          tible    Class B    Stock     Capital    Earnings  (Loss)    Equity
                                                          -----    -------    -----     -------    --------  ------    ------

Consolidated balances, December 31, 2003.............    $12,822      241     5,915      5,910     495,714   29,213   549,815
                                                                                                                      -------
Nine months ended September 30, 2004:
    Comprehensive income: (1)
      Net income.....................................         --       --        --         --      64,020       --    64,020
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities...         --       --        --         --          --   (1,719)   (1,719)
        Reclassification adjustment for
          gains included in net income...............         --       --        --         --          --     (167)     (167)
        Derivative instruments:
          Current period transactions................         --       --        --         --          --  (22,074)  (22,074)
                                                                                                                      -------
    Total comprehensive income.......................                                                                  40,060
    Class A preferred stock dividends,
      $0.80 per share................................         --       --        --         --        (513)      --      (513)
    Class B preferred stock dividends,
      $0.07 per share................................         --       --        --         --         (11)      --       (11)
                                                         -------      ---     -----      -----     -------  -------   -------
Consolidated balances, September 30, 2004............     12,822      241     5,915      5,910     559,210    5,253   589,351
                                                                                                                      -------
Three months ended December 31, 2004:
    Comprehensive income:
      Net income.....................................         --       --        --         --      18,888       --    18,888
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities...         --       --        --         --          --   (3,992)   (3,992)
        Derivative instruments:
          Current period transactions................         --       --        --         --          --   (3,092)   (3,092)
                                                                                                                      -------
    Total comprehensive income.......................                                                                  11,804
    Class A preferred stock dividends,
      $0.40 per share................................         --       --        --         --        (256)      --      (256)
    Class B preferred stock dividends,
      $0.04 per share................................         --       --        --         --          (6)      --        (6)
                                                         -------      ---     -----      -----     -------  -------   -------
Consolidated balances, December 31, 2004.............     12,822      241     5,915      5,910     577,836   (1,831)  600,893
                                                                                                                      -------
Nine months ended September 30, 2005:
    Comprehensive income: (1)
      Net income.....................................         --       --        --         --      76,486       --    76,486
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities...         --       --        --         --          --   (7,842)   (7,842)
        Reclassification adjustment for
          losses included in net income..............         --       --        --         --          --        2         2
        Derivative instruments:
          Current period transactions................         --       --        --         --          --   (3,896)   (3,896)
                                                                                                                      -------
    Total comprehensive income.......................                                                                  64,750
    Class A preferred stock dividends,
      $0.80 per share................................         --       --        --         --        (513)      --      (513)
    Class B preferred stock dividends,
      $0.07 per share................................         --       --        --         --         (11)      --       (11)
                                                         -------      ---     -----      -----     -------  -------   -------
Consolidated balances, September 30, 2005............    $12,822      241     5,915      5,910     653,798  (13,567)  665,119
                                                         =======      ===     =====      =====     =======  =======   =======


-------------------------
(1) Disclosure of Comprehensive Income (Loss):
                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,          September 30,
                                                                       ------------------     ------------------
                                                                         2005      2004         2005      2004
                                                                         ----      ----         ----      ----
    Comprehensive income:
      Net income..................................................     $27,513    19,748       76,486    64,020
      Other comprehensive (loss) income, net of tax:
        Unrealized (losses) gains on investment securities........      (4,271)   17,397       (7,842)   (1,719)
        Reclassification adjustment for losses (gains)
          included in net income..................................           2      (167)           2      (167)
        Derivative instruments:
          Current period transactions.............................      (1,153)   (3,379)      (3,896)  (22,074)
                                                                       -------    ------       ------   -------
    Total comprehensive income....................................     $22,091    33,599       64,750    40,060
                                                                       =======    ======       ======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                FIRST BANKS, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                        (dollars expressed in thousands)
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                            -----------------------
                                                                                              2005           2004
                                                                                              ----           ----
Cash flows from operating activities:
     Net income.........................................................................   $   76,486        64,020
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization of bank premises and equipment.....................       12,895        13,921
       Amortization, net of accretion...................................................       13,180        12,602
       Originations and purchases of loans held for sale................................   (1,170,240)     (881,860)
       Proceeds from sales of loans held for sale.......................................      858,586       741,108
       Provision for loan losses........................................................       (8,000)       23,250
       Provision for income taxes.......................................................       41,568        34,844
       Payments of income taxes.........................................................      (41,983)      (35,480)
       Decrease in accrued interest receivable..........................................          702         1,814
       Interest accrued on liabilities..................................................      118,671        66,306
       Payments of interest on liabilities..............................................     (116,053)      (65,603)
       Gain on loans sold and held for sale.............................................      (17,865)      (12,866)
       Net loss (gain) on sales of available-for-sale investment securities.............            3          (257)
       Gain on sales of branches, net of expenses.......................................           --        (1,000)
       Other operating activities, net..................................................        9,854        (5,483)
       Minority interest in loss of subsidiary..........................................       (1,036)           --
                                                                                           ----------      --------
          Net cash used in operating activities.........................................     (223,232)      (44,684)
                                                                                           ----------      --------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received.........       (9,500)      (35,348)
     Proceeds from sales of investment securities available for sale....................           --        26,340
     Maturities of investment securities available for sale.............................      594,846       364,312
     Maturities of investment securities held to maturity...............................        1,684         3,149
     Purchases of investment securities available for sale..............................     (317,776)     (503,776)
     Purchases of investment securities held to maturity................................       (3,508)      (18,524)
     Net increase in loans..............................................................      (39,397)      (81,606)
     Recoveries of loans previously charged-off.........................................       15,702        18,129
     Purchases of bank premises and equipment...........................................       (9,876)       (4,585)
     Sale of minority interest in subsidiary............................................        7,350            --
     Other investing activities, net....................................................        1,393        12,078
                                                                                           ----------      --------
          Net cash provided by (used in) investing activities...........................      240,918      (219,831)
                                                                                           ----------      --------

Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits.................................      (74,456)      101,615
     Increase (decrease) in time deposits...............................................      107,520       (13,078)
     Decrease in Federal Home Loan Bank advances........................................       (6,144)       (2,000)
     (Decrease) increase in securities sold under agreements to repurchase..............      (29,785)      248,619
     Advances drawn on notes payable....................................................       80,000            --
     Repayments of notes payable........................................................      (15,000)      (17,000)
     Proceeds from issuance of subordinated debentures..................................           --        20,619
     Payments for redemptions of subordinated debentures................................      (59,278)           --
     Cash paid for sales of branches, net of cash and cash equivalents sold.............           --       (19,353)
     Payment of preferred stock dividends...............................................         (524)         (524)
                                                                                           ----------      --------
          Net cash provided by financing activities.....................................        2,333       318,898
                                                                                           ----------      --------
          Net increase in cash and cash equivalents.....................................       20,019        54,383
Cash and cash equivalents, beginning of period..........................................      267,110       213,537
                                                                                           ----------      --------
Cash and cash equivalents, end of period................................................   $  287,129       267,920
                                                                                           ==========      ========

Noncash investing and financing activities:
     Loans transferred to other real estate.............................................   $    2,783         4,246
                                                                                           ==========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the minority interest in one subsidiary, as more fully described below, and in Note 2 and Note 6 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2004 amounts have been made to conform to the 2005 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries, FB Commercial Finance, Inc., Missouri Valley Partners, Inc. (MVP) and Small Business Loan Source LLC (SBLS LLC) which, except for SBLS LLC, are wholly owned subsidiaries.

(2)      ACQUISITIONS, INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         Completed Acquisitions

         On April 29, 2005, First Banks completed its acquisition of FBA Bancorp, Inc. (FBA) and its wholly owned subsidiary, First Bank of the Americas, S.S.B. (FBOTA), for $10.5 million in cash. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. FBA was headquartered in Chicago, Illinois, and through FBOTA, operated three banking offices in the southwestern Chicago metropolitan communities of Back of the Yards, Little Village and Cicero. At the time of the acquisition, FBA had assets of $73.3 million, loans, net of unearned discount, of $54.3 million, deposits of $55.7 million and stockholders' equity of $7.1 million. Goodwill, which is not deductible for tax purposes, was $2.8 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were $1.7 million. FBA was merged with and into SFC and FBOTA was merged with and into First Bank.

         On September 30, 2005, First Banks completed its acquisition of International Bank of California (IBOC) for $33.7 million in cash. The acquisition served to further expand First Banks' banking franchise in Southern California, providing five additional banking offices in Los Angeles, California, including one branch in downtown Los Angeles and four branches in eastern Los Angeles County, in Alhambra, Arcadia, Artesia and Rowland Heights. The transaction was funded with a portion of the proceeds of First Banks' $100.0 million term loan, as further discussed in Note 10 to the Consolidated Financial Statements. At the time of the acquisition, IBOC had assets of $151.6 million, loans, net of unearned discount, of $113.5 million, deposits of $132.1 million and stockholders' equity of $18.6 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $12.4 million, and the core deposit intangibles, which are not deductible for tax purposes and will be amortized over seven years utilizing the straight-line method, were approximately $3.8 million. IBOC was merged with and into First Bank.

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

         >> a $10.0 million reduction in goodwill to adjust loans held for sale, net of the related tax effect, to their estimated fair value. These adjustments were based upon the receipt of loan payoffs and significantly higher sales prices received over the original third-party bid estimates, for certain loans held for sale. All of the acquired nonperforming loans that had been held for sale as of December 31, 2004 had either been sold or repaid as of March 31, 2005, with the exception of one credit relationship, which was subsequently sold in April 2005;

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

         Pending Acquisitions

         On April 27, 2005, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of Northway State Bank (NSB) for $10.3 million in cash. NSB was headquartered in Grayslake, Illinois, and operated one banking office located in Lake County in the northern Chicago metropolitan area. As further described in Note 13 to the Consolidated Financial Statements, First Banks completed its acquisition of NSB on October 31, 2005.

         As previously announced on August 22, 2005, First Banks entered into an Agreement and Plan of Reorganization, which was restated as a Stock Purchase Agreement with certain shareholders of First National Bank of Sachse (FNBS) on October 28, 2005, that provides for First Banks to acquire approximately 85% of the outstanding common stock of FNBS for $45.62 per share. FNBS operates one banking office located in Sachse, Texas, which is located approximately 20 miles northeast of the Dallas metropolitan area. At September 30, 2005, FNBS reported assets of approximately $72.2 million, loans, net of unearned discount, of approximately $53.0 million, deposits of approximately $61.3 million and stockholders' equity of approximately $9.7 million. The transaction, which is subject to regulatory approvals and the approval of FNBS's shareholders, is expected to be completed by the first quarter of 2006.

         Other Corporate Transactions

         SBLS LLC, a Nevada-based limited liability company and subsidiary of First Bank, purchased substantially all of the assets and assumed certain liabilities of Small Business Loan Source, Inc. (SBLS), headquartered in Houston, Texas, in exchange for cash and certain payments contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations, on August 31, 2004. In conjunction with this transaction, First Bank granted to First Capital America, Inc. (FCA), a corporation owned by First Banks' Chairman and members of his immediate family, an option to purchase Membership Interests of SBLS LLC. FCA exercised this option on June 30, 2005 and paid First Bank $7.4 million in cash. As a result of this transaction, SBLS LLC became 51.0% owned by First Bank and 49.0% owned by FCA, and accordingly, FCA's ownership interest is recognized as minority interest in subsidiary in the consolidated balance sheets and the related minority interest in income or loss of subsidiary is recognized in the consolidated statements of income.

         On January 18, 2005, First Bank opened a de novo branch office in Farmington, Missouri, and on March 25, 2005, First Bank completed the merger of two branch offices in Hillside, located in the Chicago, Illinois metropolitan area.

         On September 23, 2005, First Bank completed its assumption of the deposit liabilities of the Roodhouse, Illinois branch office of Bank and Trust Company, an Illinois commercial bank, for $100,000 in cash. At the time of assumption, the deposit liabilities of the Roodhouse branch office were $5.1 million. The core deposit intangibles, which are deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were $100,000.

         Acquisition and Integration Costs

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from three months to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $665,000, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to seven individuals with remaining terms ranging from approximately three months to 11 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.

                                                                                            Information
                                                                             Severance    Technology Fees     Total
                                                                             ---------    ---------------     -----
                                                                                (dollars expressed in thousands)

         Balance at December 31, 2004..................................       $  761             --             761
         Nine Months Ended September 30, 2005:
           Amounts accrued at acquisition date.........................          588            916           1,504
           Payments....................................................         (684)          (127)           (811)
                                                                              ------          -----          ------
         Balance at September 30, 2005.................................       $  665            789           1,454
                                                                              ======          =====          ======

(3)      INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES AND BRANCH OFFICES

         Intangible assets associated with the purchase of subsidiaries and branch offices, net of amortization, were comprised of the following at September 30, 2005 and December 31, 2004:

                                                             September 30, 2005        December 31, 2004
                                                         ------------------------   -----------------------
                                                           Gross                      Gross
                                                          Carrying    Accumulated    Carrying   Accumulated
                                                           Amount    Amortization     Amount   Amortization
                                                           ------    ------------     ------   ------------
                                                                   (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles....................    $ 35,646      (10,419)       32,823      (7,003)
         Goodwill associated with
           purchases of branch offices...............       2,210       (1,110)        2,210      (1,003)
                                                         --------      -------       -------     -------
              Total..................................    $ 37,856      (11,529)       35,033      (8,006)
                                                         ========      =======       =======     =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries..................    $165,070                    155,642
                                                         ========                    =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $1.2 million and $3.5 million for the three and nine months ended September 30, 2005, respectively, and $733,000 and $2.0 million for the comparable periods in 2004. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and goodwill associated with branch office purchases, has been estimated in the following table, and does not take into consideration any pending or potential future acquisitions or branch office purchases.

                                                                                 (dollars expressed in thousands)
                  Year ending December 31:
                      2005 remaining......................................................   $  1,305
                      2006................................................................      5,220
                      2007................................................................      5,220
                      2008................................................................      5,220
                      2009 ...............................................................      3,316
                      2010 ...............................................................      2,856
                      Thereafter..........................................................      3,190
                                                                                             --------
                           Total..........................................................   $ 26,327
                                                                                             ========

         Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                  ----------------------          ----------------------
                                                                    2005          2004              2005          2004
                                                                    ----          ----              ----          ----
                                                                              (dollars expressed in thousands)

           Balance, beginning of period.........................  $154,664       145,255           156,849       145,548
           Goodwill acquired during period......................    12,969         6,564            15,186         6,564
           Acquisition-related adjustments (1) (2)..............    (1,427)           --            (5,758)         (222)
           Amortization - purchases of branch offices...........       (36)          (36)             (107)         (107)
                                                                  --------      --------          --------      --------
           Balance, end of period...............................  $166,170       151,783           166,170       151,783
                                                                  ========      ========          ========      ========
           ------------------
           (1)  Acquisition-related  adjustments  of $4.3  million recorded  in the first quarter of 2005 pertain to the acquisition  of CIB  Bank,  as  further described in Note 2 to the Consolidated Financial Statements.
           (2)  Acquisition-related  adjustments  of $1.4  million  recorded in the third quarter of 2005 pertain to the acquisition  of Continental Mortgage Corporation - Delaware.

(4)      SERVICING RIGHTS

         Mortgage Banking Activities. At September 30, 2005 and December 31, 2004, First Banks serviced mortgage loans for others amounting to $1.02 billion and $1.06 billion, respectively. Changes in mortgage servicing rights, net of amortization, for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                   --------------------            ---------------------
                                                                     2005         2004               2005          2004
                                                                     ----         ----               ----          ----
                                                                              (dollars expressed in thousands)

           Balance, beginning of period........................    $ 8,502       12,533             10,242        15,408
           Servicing rights acquired during the period.........         --           --                435            --
           Originated servicing rights.........................        256          345                657         1,164
           Amortization........................................     (1,261)      (1,498)            (3,837)       (5,192)
                                                                   -------      -------            -------       -------
           Balance, end of period..............................    $ 7,497       11,380              7,497        11,380
                                                                   =======      =======            =======       =======

         The fair value of mortgage servicing rights was approximately $13.2 million and $16.8 million at September 30, 2005 and 2004, respectively, and $14.6 million at December 31, 2004. The excess of the fair value of mortgage servicing rights over the carrying value was approximately $5.7 million and $5.4 million at September 30, 2005 and 2004, respectively, and $4.4 million at December 31, 2004. First Banks did not incur any impairment of mortgage servicing rights during the three and nine months ended September 30, 2005 and 2004.

         Amortization of mortgage servicing rights at September 30, 2005 has been estimated in the following table:

                                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      2005 remaining......................................................    $   942
                      2006................................................................      3,286
                      2007................................................................      2,000
                      2008................................................................        863
                      2009................................................................        317
                      2010................................................................         89
                                                                                              -------
                           Total..........................................................    $ 7,497
                                                                                              =======

         Other Servicing Activities. At September 30, 2005 and December 31, 2004, First Banks serviced United States Small Business Administration (SBA) loans for others amounting to $170.1 million and $174.7 million, respectively. Changes in SBA servicing rights, net of amortization, for the three and nine months ended September 30, 2005 were as follows:

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                   ---------------------             -------------------
                                                                     2005          2004               2005         2004
                                                                     ----          ----               ----         ----
                                                                              (dollars expressed in thousands)

           Balance, beginning of period........................    $12,351            --             13,013           --
           Servicing rights acquired during the period.........         --        15,076                 --       15,076
           Originated servicing rights.........................        393            --                932           --
           Amortization........................................       (576)         (163)            (1,777)        (163)
           Impairment valuation allowance......................     (2,359)           --             (2,359)          --
                                                                   -------        ------             ------       ------
           Balance, end of period..............................    $ 9,809        14,913              9,809       14,913
                                                                   =======        ======             ======       ======

         The fair value of SBA servicing rights was approximately $10.1 million and $14.9 million at September 30, 2005 and 2004, respectively, and $13.0 million at December 31, 2004. The excess of the fair value of SBA servicing rights over the carrying value was approximately $297,000 at September 30, 2005. The fair value of SBA servicing rights approximated the carrying values of $13.0 million and $14.9 million at December 31, 2004 and September 30, 2004, respectively. First Banks recognized impairment of $2.4 million for the three and nine months ended September 30, 2005 resulting from a decline in the fair value of the SBA servicing assets below the carrying value following substantial damage to several shrimping vessels within the servicing portfolio caused by the effects of Hurricane Katrina.

         Amortization of SBA servicing rights at September 30, 2005 has been estimated in the following table:

                                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      2005 remaining......................................................    $   449
                      2006................................................................      1,607
                      2007................................................................      1,357
                      2008................................................................      1,143
                      2009................................................................        960
                      2010................................................................        805
                      Thereafter..........................................................      3,488
                                                                                              -------
                           Total..........................................................    $ 9,809
                                                                                              =======


(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

                                                                              Income         Shares        Per Share
                                                                            (numerator)   (denominator)      Amount
                                                                            -----------   -------------      ------
                                                                      (dollars in thousands, except share and per share data)

     Three months ended September 30, 2005:
         Basic EPS - income available to common stockholders.............    $ 27,317         23,661       $ 1,154.52
         Effect of dilutive securities:
           Class A convertible preferred stock...........................         192            481           (15.06)
                                                                             --------        -------       ----------
         Diluted EPS - income available to common stockholders...........    $ 27,509         24,142       $ 1,139.46
                                                                             ========        =======       ==========
     Three months ended September 30, 2004:
         Basic EPS - income available to common stockholders.............    $ 19,552         23,661       $   826.33
         Effect of dilutive securities:
           Class A convertible preferred stock...........................         192            559           (11.13)
                                                                             --------        -------       ----------
         Diluted EPS - income available to common stockholders...........    $ 19,744         24,220       $   815.20
                                                                             ========        =======       ==========
     Nine months ended September 30, 2005:
         Basic EPS - income available to common stockholders.............    $ 75,962         23,661       $ 3,210.44
         Effect of dilutive securities:
           Class A convertible preferred stock...........................         513            516           (47.31)
                                                                             --------        -------       ----------
         Diluted EPS - income available to common stockholders...........    $ 76,475         24,177       $ 3,163.13
                                                                             ========        =======       ==========

     Nine months ended September 30, 2004:
         Basic EPS - income available to common stockholders.............    $ 63,496         23,661       $ 2,683.56
         Effect of dilutive securities:
           Class A convertible preferred stock...........................         513            565           (41.44)
                                                                             --------        -------       ----------
         Diluted EPS - income available to common stockholders...........    $ 64,009         24,226       $ 2,642.12
                                                                             ========        =======       ==========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $7.6 million and $22.3 million for the three and nine months ended September 30, 2005, respectively, and $6.7 million and $19.9 million for the comparable periods in 2004. First Services, L.P. leases information technology and other equipment from First Bank. During the three months ended September 30, 2005 and 2004, First Services, L.P. paid First Bank $1.1 million and $1.0 million, respectively, and during the nine months ended September 30, 2005 and 2004, First Services, L.P. paid First Bank $3.3 million and $3.2 million, respectively, in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $529,000 and $1.8 million for the three and nine months ended September 30, 2005, respectively, and $870,000 and $2.6 million for the comparable periods in 2004, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC (First Title), a limited liability company established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $98,000 and $281,000 for the three and nine months ended September 30, 2005, respectively, and $100,000 and $304,000 for the comparable periods in 2004, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated, third-party insurers. The insurance premiums on which these commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $72,000 and $237,000 for the three and nine months ended September 30, 2005, respectively, and $68,000 and $214,000 for the comparable periods in 2004.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $33.4 million and $31.0 million at September 30, 2005 and December 31, 2004, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         On August 30, 2004, First Bank granted to FCA, a corporation owned by First Banks' Chairman and members of his immediate family, a written option to purchase 735 Membership Interests of SBLS LLC, a wholly owned limited liability company of First Bank, at a price of $10,000 per Membership Interest, or $7.4 million in aggregate. The option could have been exercised by FCA at any time prior to its expiration, which was extended to June 30, 2005. On June 30, 2005, FCA exercised this option and paid First Bank $7.4 million in cash. Consequently, SBLS LLC became 51.0% owned by First Bank and 49% owned by FCA as of June 30, 2005.

         On June 30, 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provides a warehouse line of credit for loan funding purposes. The Agreement provides for a maximum credit line of $50.0 million and has an initial term of three years with a maturity date of June 30, 2008. At the end of the first year, First Bank, at its option, may extend the existing maturity date by one additional year, subject to certain conditions. Interest is payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance of advances outstanding under this line of credit was $31.9 million at September 30, 2005. Interest expense recorded under the Agreement since its inception on June 30, 2005 was $518,000.

         On August 5, 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provides for WWT to provide information technology services associated with the deployment of personal computers to First Bank employees in an effort to further modernize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. The Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services with fees not to exceed $500,000 for the year ending December 31, 2005. As of September 30, 2005, First Bank had made payments of $3,000 under the contract.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2005, First Banks and First Bank were each well capitalized. As of September 30, 2005, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At September 30, 2005 and December 31, 2004, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                                         Actual                For         To Be Well
                                                               ---------------------------   Capital    Capitalized Under
                                                               September 30,  December 31,   Adequacy   Prompt Corrective
                                                                   2005           2004       Purposes   Action Provisions
                                                                   ----           ----       --------   -----------------

         Total capital (to risk-weighted assets):
              First Banks.....................................     10.31%        10.61%         8.0%          10.0%
              First Bank......................................     10.92         10.73          8.0           10.0

         Tier 1 capital (to risk-weighted assets):
              First Banks.....................................      9.06          8.43          4.0            6.0
              First Bank......................................      9.66          9.47          4.0            6.0

         Tier 1 capital (to average assets):
              First Banks.....................................      8.12          7.89          3.0            5.0
              First Bank......................................      8.67          8.86          3.0            5.0

         On March 1, 2005, the Board of Governors of the Federal Reserve System (Board) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Board's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Board's final rules that will be effective in March 2009 would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 8.54% and 7.66%, respectively, as of September 30, 2005. On October 6, 2005, the Board, in conjunction with various other regulatory agencies, announced plans to consider various proposed revisions to U.S. risk-based capital standards that would enhance risk sensitivity of the existing framework. The comment period ends in 90 days.

(8)      BUSINESS SEGMENT RESULTS

         First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, including Chicago, southern and northern California, and Houston, Dallas, Irving, McKinney and Denton, Texas. The products and services are offered to customers primarily within First Banks' respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank               Reclassifications (1)          Consolidated Totals
                                          ---------------------------   ---------------------------   ----------------------------
                                          September 30,  December 31,   September 30,  December 31,   September 30,  December 31,
                                              2005           2004           2005           2004           2005           2004
                                              ----           ----           ----           ----           ----           ----
                                                                   (dollars expressed in thousands)
Balance sheet information:

Investment securities...................  $1,575,720     1,803,454         10,360         9,895        1,586,080     1,813,349
Loans, net of unearned discount.........   6,627,810     6,137,968             --            --        6,627,810     6,137,968
Goodwill................................     166,170       156,849             --            --          166,170       156,849
Total assets............................   8,995,185     8,720,331         13,317        12,510        9,008,502     8,732,841
Deposits................................   7,416,505     7,161,636        (36,014)       (9,666)       7,380,491     7,151,970
Notes payable...........................          --            --         80,000        15,000           80,000        15,000
Subordinated debentures.................          --            --        215,433       273,300          215,433       273,300
Stockholders' equity....................     922,437       877,473       (257,318)     (276,580)         665,119       600,893
                                          ==========     =========       ========      ========        =========     =========

                                                                            Corporate, Other
                                                                            and Intercompany
                                                  First Bank              Reclassifications (1)           Consolidated Totals
                                          ------------------------       ----------------------         -----------------------
                                              Three Months Ended           Three Months Ended              Three Months Ended
                                                 September 30,                 September 30,                  September 30,
                                          ------------------------       ----------------------         -----------------------
                                             2005          2004            2005          2004              2005          2004
                                             ----          ----            ----          ----              ----          ----
                                                                    (dollars expressed in thousands)
Income statement information:

Interest income.........................  $  127,612        99,311            189           150          127,801        99,461
Interest expense........................      38,419        19,916          6,736         3,937           45,155        23,853
                                          ----------     ---------       --------      --------        ---------     ---------
     Net interest income................      89,193        79,395         (6,547)       (3,787)          82,646        75,608
Provision for loan losses...............          --         7,500             --            --               --         7,500
                                          ----------     ---------       --------      --------        ---------     ---------
     Net interest income after
       provision for loan losses........      89,193        71,895         (6,547)       (3,787)          82,646        68,108
                                          ----------     ---------       --------      --------        ---------     ---------
Noninterest income......................      24,739        22,133           (204)         (151)          24,535        21,982
Noninterest expense.....................      65,773        57,398          1,666           993           67,439        58,391
                                          ----------     ---------       --------      --------        ---------     ---------
     Income before provision for income
       taxes and minority interest
       in loss of subsidiary............      48,159        36,630         (8,417)       (4,931)          39,742        31,699
Provision for income taxes..............      16,206        13,663         (2,941)       (1,712)          13,265        11,951
                                          ----------     ---------       --------      --------        ---------     ---------
     Income before minority interest
       in loss of subsidiary............      31,953        22,967         (5,476)       (3,219)          26,477        19,748
Minority interest in loss of subsidiary.      (1,036)           --             --            --           (1,036)           --
                                          ----------     ---------       --------      --------        ---------     ---------
     Net income.........................  $   32,989        22,967         (5,476)       (3,219)          27,513        19,748
                                          ==========     =========       ========      ========        =========     =========

                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank              Reclassifications (1)           Consolidated Totals
                                          ------------------------       ----------------------         -----------------------
                                               Nine Months Ended            Nine Months Ended              Nine Months Ended
                                                 September 30,                 September 30,                  September 30,
                                          ------------------------       ----------------------         -----------------------
                                             2005          2004            2005          2004              2005          2004
                                             ----          ----            ----          ----              ----          ----
                                                                   (dollars expressed in thousands)

Income statement information:

Interest income.........................  $  356,682       291,744            535           429          357,217       292,173
Interest expense........................     101,615        55,162         17,056        11,144          118,671        66,306
                                          ----------     ---------       --------      --------        ---------     ---------
     Net interest income................     255,067       236,582        (16,521)      (10,715)         238,546       225,867
Provision for loan losses...............      (8,000)       23,250             --            --           (8,000)       23,250
                                          ----------     ---------       --------      --------        ---------     ---------
     Net interest income after
       provision for loan losses........     263,067       213,332        (16,521)      (10,715)         246,546       202,617
                                          ----------     ---------       --------      --------        ---------     ---------
Noninterest income......................      72,079        63,102           (640)         (457)          71,439        62,645
Noninterest expense.....................     197,016       163,303          3,951         3,095          200,967       166,398
                                          ----------     ---------       --------      --------        ---------     ---------
     Income before provision for
       income taxes and minority
       interest in loss of subsidiary...     138,130       113,131        (21,112)      (14,267)         117,018        98,864
Provision for income taxes..............      48,940        42,613         (7,372)       (7,769)          41,568        34,844
                                          ----------     ---------       --------      --------        ---------     ---------
     Income before minority interest
       in loss of subsidiary............      89,190        70,518        (13,740)       (6,498)          75,450        64,020
Minority interest in loss of subsidiary.      (1,036)           --             --            --           (1,036)           --
                                          ----------     ---------       --------      --------        ---------     ---------
     Net income.........................  $   90,226        70,518        (13,740)       (6,498)          76,486        64,020
                                          ==========     =========       ========      ========        =========     =========
------------------
(1)  Corporate  and  other  includes  $3.9 million  and $2.4 million  of  interest  expense on subordinated debentures, after applicable income tax benefit of $2.1 million and $1.3 million, for the three months ended  September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, corporate and other includes $10.5 million and $7.0 million of interest expense on subordinated debentures, after applicable  income tax  benefits  of $5.6 million and $3.8 million, respectively.

(9)      OTHER BORROWINGS

         Other borrowings were comprised of the following at September 30, 2005 and December 31, 2004:

                                                                                   September 30,     December 31,
                                                                                       2005              2004
                                                                                  --------------     ------------
                                                                                  (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily...............................................................   $ 179,321          209,106
              Term................................................................     350,000          350,000
         FHLB advances............................................................      39,300           35,644
         Fed funds purchased......................................................          78               --
                                                                                     ---------          -------
                  Total other borrowings..........................................   $ 568,699          594,750
                                                                                     =========          =======

         In accordance with the Company's interest rate risk management program, First Bank modified its term repurchase agreements under master repurchase agreements with unaffiliated third parties on March 21, 2005 to terminate the interest rate cap agreements previously embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the interest rate spread to LIBOR for the agreements, as set forth in the following table. The modified terms of the repurchase agreements became effective immediately following the respective quarterly scheduled interest payment dates that occurred during the second quarter of 2005. First Bank did not incur any costs in conjunction with the modifications of the agreements.

         The maturity dates, par amounts, interest rate spreads and interest rate floor/cap strike prices on First Bank's term repurchase agreements as of September 30, 2005 and December 31, 2004 were as follows:

                                                                     Par         Interest Rate    Interest Rate Floor/
                     Maturity Date                                 Amount        Spread (1)(2)   Cap Strike Price (1)(2)
                     -------------                                 ------       ---------------  -----------------------
                                                                        (dollars expressed in thousands)

         September 30, 2005:
              August 15, 2006.................................   $  50,000      LIBOR + 0.4600%       3.00% / Floor
              January 12, 2007................................     150,000      LIBOR + 0.0050%       3.00% / Floor
              June 14, 2007...................................      50,000      LIBOR - 0.3300%       3.00% / Floor
              June 14, 2007...................................      50,000      LIBOR - 0.3400%       3.00% / Floor
              August 1, 2007..................................      50,000      LIBOR + 0.0800%       3.00% / Floor
                                                                 ---------
                                                                 $ 350,000
                                                                 =========

         December 31, 2004:
              August 15, 2006.................................   $  50,000      LIBOR - 0.8250%       3.00% / Cap
              January 12, 2007................................     150,000      LIBOR - 0.8350%       3.50% / Cap
              June 14, 2007...................................      50,000      LIBOR - 0.6000%       5.00% / Cap
              June 14, 2007...................................      50,000      LIBOR - 0.6100%       5.00% / Cap
              August 1, 2007..................................      50,000      LIBOR - 0.9150%       3.50% / Cap
                                                                 ---------
                                                                 $ 350,000
                                                                 =========
         -------------------------
         (1) As of  September  30, 2005,  the interest  rates paid on the term repurchase agreements  were based on the  three-month  London  Interbank Offering Rate reset in arrears plus  or  minus  the  spread amount shown above minus a floating amount equal to the differential between the three-month London Interbank
             Offering Rate reset in arrears and the strike price shown  above,  if the three-month London Interbank
             Offering Rate reset in arrears falls below the strike price  associated  with the interest  rate floor agreements.
         (2) As of December 31, 2004, the  interest rates paid on the term  repurchase agreements were based on the three-month London Interbank Offering Rate reset in arrears minus the spread amount shown above plus a floating amount equal to the differential between the three-month London Interbank Offering Rate reset in arrears and the strike price shown above, if the three-month  London  Interbank Offering Rate reset in arrears exceeded the strike price associated with the interest rate cap agreements.

(10)     NOTES PAYABLE

         On August 11, 2005, First Banks entered into an Amended and Restated Secured Credit Agreement with a group of unaffiliated financial institutions (Credit Agreement) in the amount of $122.5 million. The Credit Agreement replaced a secured credit agreement dated August 14, 2003, and subsequently amended on August 12, 2004, that provided a $75.0 million revolving credit line and a $25.0 million letter of credit facility. The Credit Agreement contains material changes to the structure and terms of the financing arrangement, the most significant of which is the addition of a term loan. The Credit Agreement provides a $15.0 million revolving credit facility (Revolving Credit), a $7.5 million letter of credit facility (LC Facility) and a $100.0 million term loan facility (Term Loan). Interest is payable on outstanding principal loan balances of the Revolving Credit at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate (Eurodollar
Rate) plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the Revolving Credit are accruing at the prime rate, interest is paid monthly. If the loan balances outstanding under the Revolving Credit are accruing at the Eurodollar Rate, interest is payable based on the one, two, three or six-month Eurodollar Rate, as selected by First Banks. Interest is payable on outstanding principal loan balances of the Term Loan at a floating rate equal to the Eurodollar Rate plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. There were no amounts borrowed on the Revolving Credit on August 11, 2005. First Banks borrowed $80.0 million on the Term Loan on August 11, 2005 and borrowed the remaining $20.0 million on November 14, 2005, as further described in Note 13 to the Consolidated Financial Statements. The outstanding principal balance of the Term Loan is payable in ten equal quarterly installments of $5.0 million commencing on March 31, 2006, with the remainder of the Term Loan balance to be repaid in full, including any unpaid interest, upon maturity on August 10, 2008. Amounts may be borrowed under the Revolving Credit until August 10, 2006, at which time the principal and interest outstanding is due and payable. The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. The Credit Agreement is secured by First Banks' ownership interest in the capital stock of its subsidiaries. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the LC Facility were $3.7 million and $6.3 million at September 30, 2005 and December 31, 2004, respectively, and had not been drawn on by the counterparties.

         Notes payable were comprised of the following at September 30, 2005 and December 31, 2004:

                                                                                   September 30,     December 31,
                                                                                       2005              2004
                                                                                   -------------     ------------
                                                                                  (dollars expressed in thousands)

         Revolving credit.........................................................   $     --           15,000
         Term loan................................................................     80,000               --
                                                                                     --------          -------
                  Total notes payable.............................................   $ 80,000           15,000
                                                                                     ========          =======

(11)     SUBORDINATED DEBENTURES

         On September 30, 2005, First Banks redeemed the First Preferred Capital Trust II (First Preferred II) 10.24% cumulative trust preferred securities at the liquidation value of $25 per preferred security, together with distributions accumulated and unpaid to the redemption date. The trust preferred securities of First Preferred II were traded on the Nasdaq National Market System under the ticker symbol "FBNKN." In conjunction with this transaction, First Banks paid in full its outstanding $59.3 million of 10.24% subordinated debentures that were issued by First Banks to First Preferred II in October 2000. The funds necessary for the redemption of the subordinated debentures were provided from a portion of the proceeds of First Banks' Term Loan, as discussed in Note 10 to the Consolidated Financial Statements.

(12)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At September 30, 2005 and December 31, 2004, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         On June 30, 2004, First Bank completed the sale of a significant portion of the leases in its commercial leasing portfolio. In conjunction with the transaction, First Bank recorded a liability of $2.0 million for recourse obligations related to the completion of the sale. For value received, First Bank, as seller, indemnified the buyer of certain leases from any liability or loss resulting from defaults subsequent to the sale. First Bank's indemnification for the recourse obligations is limited to a specified percentage, ranging from 15% to 25%, of the aggregate lease purchase price of specific pools of leases sold. As of September 30, 2005 and December 31, 2004, this liability was $980,000 and $1.6 million, respectively, reflecting a change in the estimated probable loss based upon the payments received from the borrowers of the specific pools of leases sold and the performance of the portfolio.

         On August 31, 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of SBLS. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provides for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. SBLS LLC was not required to make any payments to the seller as of September 30, 2005, the first measurement date under the terms of the Asset Purchase Agreement. As of September 30, 2005 and December 31, 2004, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC will be required to make future payments under the Asset Purchase Agreement is not ascertainable at the present time.

(13)     SUBSEQUENT EVENTS

         On October 31, 2005, First Banks completed its acquisition of NSB, Grayslake, Illinois, for $10.3 million in cash. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. At the time of the acquisition, NSB had assets of $50.4 million, loans, net of unearned discount, of $41.4 million, deposits of $45.2 million and stockholders' equity of $5.0 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized.
Preliminary goodwill, which is not deductible for tax purposes, was approximately $4.8 million, and the core deposit intangibles, which are not deductible for tax purposes and will be amortized over seven years utilizing the straight-line method, were approximately $909,000. NSB was merged with and into First Bank.

         On November 14, 2005, First Banks borrowed the remaining $20.0 million available on its Term Loan, bringing the total outstanding balance under the Term Loan to $100.0 million. The Term Loan is further described in Note 10 to the Consolidated Financial Statements.

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

                                     General

         We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries, FB Commercial Finance, Inc., Missouri Valley Partners, Inc. and Small Business Loan Source LLC, or SBLS LLC, which, except for SBLS LLC, are wholly owned subsidiaries. First Bank currently operates 177 branch banking offices in California, Illinois, Missouri and Texas. At September 30, 2005, we had total assets of $9.01 billion, loans, net of unearned discount, of $6.63 billion, total deposits of $7.38 billion and total stockholders' equity of $665.1 million.

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

                               Financial Condition

         Total assets were $9.01 billion and $8.73 billion at September 30, 2005 and December 31, 2004, respectively, reflecting an increase of $275.7 million for the nine months ended September 30, 2005. The increase in total assets is attributable to our acquisitions of FBA Bancorp, Inc., or FBA, on April 29, 2005, which provided total assets of $73.3 million, and International Bank of

California, or IBOC, on September 30, 2005, which provided total assets of $151.6 million, increased goodwill associated with these acquisitions, in addition to internal growth within our loan portfolio and increases in cash and cash equivalents. These increases in total assets were partially offset by reductions in investment securities and other assets. Total loans, net of unearned discount, increased $489.8 million to $6.63 billion at September 30, 2005, from $6.14 billion at December 31, 2004, reflecting continued internal loan growth, and the acquisitions of FBA and IBOC, which provided loans, net of unearned discount, of $167.8 million, in aggregate, partially offset by loan sales and/or payoffs or reductions of balances associated with certain acquired loans, as further discussed under "--Loans and Allowance for Loan Losses." Total deposits increased $228.5 million to $7.38 billion at September 30, 2005, from $7.15 billion at December 31, 2004. The deposit growth was primarily attributable to the acquisitions of FBA and IBOC, which provided deposits of $187.8 million, in aggregate. The increase in deposits was partially offset by an anticipated level of attrition associated with the deposits acquired from CIB Bank, as further discussed below. Available cash and cash equivalents increased $20.0 million to $287.1 million at September 30, 2005, from $267.1 million at December 31, 2004. Investment securities decreased $227.3 million to $1.59 billion at September 30, 2005, from $1.81 billion at December 31, 2004, primarily reflecting maturities of $596.5 million and purchases of $321.3 million, including $100.0 million of securities purchases and subsequent maturities associated with the investment of funds provided by a temporary deposit, as further discussed below, and a $60.0 million purchase and subsequent maturity within the third quarter of 2005 associated with the temporary investment of funds provided from our $80.0 million term loan borrowed on August 11, 2005. The increase in loans was primarily funded by available cash and cash equivalents and maturities of investment securities. Goodwill increased $9.3 million to $166.2 million at September 30, 2005, from $156.8 million at December 31, 2004, and reflects the reallocation of the purchase price associated with our acquisition of CIB Bank, offset by goodwill associated with our acquisitions of FBA and IBOC, as further discussed in Note 2 to our Consolidated Financial Statements. Other assets decreased $28.1 million to $101.5 million at September 30, 2005, from $129.6 million at December 31, 2004. This decrease is primarily attributable to a $9.9 million decline in our derivative financial instruments from $4.7 million at December 31, 2004, due to a decline in the fair value of certain derivative financial instruments, the maturity of $200.0 million notional amount of interest rate swap agreements on March 21, 2005 and the termination of $150.0 million and $101.2 million notional amount of interest rate swap agreements on February 25, 2005 and May 27, 2005, respectively, as further discussed under "--Interest Rate Risk Management." Additionally, the decline in other assets reflects decreases in servicing assets and core deposit intangibles, reductions in other real estate owned, and the receipt of certain receivables during the first quarter of 2005, including a receivable for current income taxes of $8.3 million and a receivable for fiduciary related fees of $3.4 million.

         Total deposits increased $228.5 million to $7.38 billion at September 30, 2005, from $7.15 billion at December 31, 2004. The increase is primarily attributable to our acquisitions of FBA and IBOC, which provided total deposits of $55.7 million and $132.1 million, respectively. A single source temporary commercial money market deposit received in the second quarter of 2005, with a balance of $216.4 million at June 30, 2005, has declined to $14.1 million at September 30, 2005. The overall increase in deposits was largely offset by a decrease in deposits attributable to an anticipated level of attrition associated with the deposits acquired from CIB Bank, particularly savings and time deposits, including brokered and internet deposits. The acquisition of CIB Bank, which was completed on November 30, 2004, provided total deposits of $1.10 billion. Our continued deposit marketing focus and efforts to further develop multiple account relationships with our customers, coupled with slightly higher deposit rates on certain products, have contributed to deposit growth despite continued aggressive competition within our market areas and the anticipated level of attrition associated with our recent acquisitions. The deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than higher cost time deposits.

         Other borrowings decreased $26.1 million to $568.7 million at September 30, 2005, from $594.8 million at December 31, 2004. The decrease is attributable to a $29.8 million decrease in daily securities sold under agreements to repurchase resulting from changes in customer activity and demand, partially offset by a $3.7 million increase in Federal Home Loan Bank advances that were assumed with our FBA acquisition. Our notes payable increased $65.0 million to $80.0 million at September 30, 2005 as a result of the $80.0 million borrowed on our $100.0 million term loan facility on August 11, 2005, as further described in Note 10 to our Consolidated Financial Statements. This increase was partially offset by a $15.0 million reduction in borrowings on our revolving credit facility, which was repaid with funds generated from dividends from First Bank. Our subordinated debentures decreased to $215.4 million at September 30, 2005 from $273.3 million at December 31, 2004, as a result of the repayment, on September 30, 2005, of our $59.3 million of 10.24% subordinated debentures that were issued to First Preferred Capital Trust II, or First Preferred II, as further described in Note 11 to our Consolidated Financial Statements. The decrease in our subordinated debentures was partially offset by changes in the fair value of our interest rate swap agreements that are designated as fair value hedges and utilized to hedge certain issues of our subordinated debentures and the continued amortization of debt issuance costs.

         Minority interest in SBLS LLC was $6.3 million at September 30, 2005. On June 30, 2005, First Capital America, Inc., or FCA, exercised an option to purchase Membership Interests of SBLS LLC for $7.4 million in cash. As a result of this transaction, SBLS LLC became 51% owned by First Bank and 49% owned by FCA, as further described in Note 1, Note 2 and Note 6 to our Consolidated Financial Statements.

         Stockholders' equity was $665.1 million and $600.9 million at September 30, 2005 and December 31, 2004, respectively, reflecting an increase of $64.2 million. The increase is attributable to net income of $76.5 million, partially offset by an $11.7 million decrease in accumulated other comprehensive income, comprised of $3.9 million associated with changes in the fair value of our derivative financial instruments and $7.8 million associated with changes in unrealized gains and losses on our available-for-sale investment securities. The decrease in accumulated other comprehensive income is reflective of increases in prevailing interest rates, a decline in the fair value of our derivative financial instruments, and the maturity of $200.0 million notional amount of our interest rate swap agreements designated as cash flow hedges during the first quarter of 2005, as further discussed under "--Interest Rate Risk Management."

                              Results of Operations

Net Income

         Net income was $27.5 million and $19.7 million for the three months ended September 30, 2005 and 2004, respectively, reflecting an increase of 39.3%. Net income was $76.5 million and $64.0 million for the nine months ended September 30, 2005 and 2004, respectively, reflecting an increase of 19.5%. Our return on average assets was 1.23% and 1.17% for the three and nine months ended September 30, 2005, respectively, compared to 1.04% and 1.16% for the comparable periods in 2004. Our return on average stockholders' equity was 16.61% and 16.26% for the three and nine months ended September 30, 2005, respectively, compared to 13.89% and 15.11% for the comparable periods in 2004. Net income for the three and nine months ended September 30, 2005 reflects increased net interest income and noninterest income, and a negative provision for loan losses, partially offset by increased noninterest expense and an increased provision for income taxes.

         The increase in earnings in 2005 reflects our continuing efforts to strengthen earnings and simultaneously improve asset quality. Net interest-earning assets provided by our 2004 and 2005 acquisitions, higher-yielding investment securities, and internal loan growth coupled with higher interest rates on loans have contributed to increased interest income. However, net interest income was adversely affected by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates. This decline in earnings on our swap agreements was primarily the result of increasing prevailing interest rates and the maturity and termination of certain interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." In addition, interest expense increased due to higher interest rates on deposits; a redistribution of deposit balances toward higher-yielding products primarily related to the mix of the CIB Bank deposit base acquired, which included higher cost time deposits, including brokered and internet deposits; increased levels of other borrowings coupled with increased rates on such borrowings, including our term loan; and the issuance of additional subordinated debentures late in 2004 to partially fund our acquisition of CIB Bank. Despite the increasing interest rate environment, overall conditions within our markets and the impact of the decline in earnings on our interest rate swap agreements continue to exert pressure on our net interest income and net interest margin.

         Our overall asset quality levels reflect continued improvement during 2005, resulting in a $19.3 million, or 21.4% reduction in nonperforming assets, and a $25.9 million, or 90.3% reduction in loans past due 90 days or more and still accruing interest since December 31, 2004. A significant portion of our nonperforming assets is comprised of nonperforming loans associated with our acquisition of CIB Bank, which reflect $32.8 million, or 48.4%, of our total nonperforming loans at September 30, 2005. The reduction in both nonperforming loans and loans past due 90 days or more and still accruing interest reflects our ongoing emphasis on improving asset quality, the sale of certain acquired nonperforming loans, a reduction in net loan charge-offs, as well as loan payoffs and/or external refinancing of various credits, as further discussed under "--Loans and Allowance for Loan Losses" and "--Provision for Loan Losses." Several of these factors contributed to a substantial reduction in our provision for loan losses. We recorded a negative provision for loan losses of $8.0 million for the nine months ended September 30, 2005, compared to provisions for loan losses of $7.5 million and $23.3 million for the three and nine months ended September 30, 2004, respectively. We did not record a provision for loan losses for the three months ended September 30, 2005. We continue to closely monitor our loan portfolio and consider these factors in our overall assessment of the adequacy of the allowance for loan losses.

         Noninterest income was $24.5 million and $71.4 million for the three and nine months ended September 30, 2005, respectively, in comparison to $22.0 million and $62.6 million for the comparable periods in 2004. The increase for the first nine months of 2005 is primarily attributable to noninterest income resulting from our 2004 and 2005 acquisitions, increased gains on loans sold and held for sale, increased investment management fees associated with our institutional money management subsidiary, increased service charges on deposit accounts and customer service fees related to higher deposit balances, increased gains, net of losses, on the sale of certain assets, primarily related to our commercial leasing portfolio, the recognition of recoveries of certain loans that had been charged-off by the respective financial institutions prior to the date of our acquisition, and recoveries of loan collection expenses. The overall increase in noninterest income for 2005 was partially offset by a decline in loan servicing fees, primarily as a result of the recognition of a $2.4 million impairment charge on our small business lending servicing assets following substantial damage to several shrimping vessels within our servicing portfolio caused by the effects of Hurricane Katrina. In addition, rental income declined as a result of our reduced commercial leasing activities, and losses on the disposal of fixed assets increased, primarily associated with the demolition of a branch drive-thru facility in the first quarter of 2005. Also, as previously discussed, we recorded $1.0 million in gains, net of expenses, resulting from the sale of two Midwest branch banking offices in 2004.

         Noninterest expense was $67.4 million and $201.0 million for the three and nine months ended September 30, 2005, respectively, in comparison to $58.4 million and $166.4 million for the comparable periods in 2004. Our efficiency ratio, which is defined as the ratio of noninterest expense to the sum of net interest income and noninterest income, was 62.92% and 64.83% for the three and nine months ended September 30, 2005, respectively, compared to 59.83% and 57.67% for the comparable periods in 2004. The overall increase in our noninterest expenses and our efficiency ratio is attributable to expenses resulting from our 2004 and 2005 acquisitions, increases in salaries and employee benefits expense, information technology expense, and expenditures and losses, net of gains, on other real estate, as further discussed below. The increase in our efficiency ratio is also attributable to a decrease in our net interest margin from year-to-year in addition to larger increases in noninterest expense as compared to the increases in net interest income and noninterest income, which did not increase at the same rate as noninterest expenses. Salary and employee benefit expenses increased due to the impact of our acquisitions in 2004 and 2005, which added a total of 26 branch offices, the addition of five de novo branch offices in 2004 and 2005, and generally higher costs of employing and retaining qualified personnel, including enhanced incentive compensation and employee benefit plans. We continue to closely monitor noninterest expense levels following our recent acquisitions and have implemented certain expense reduction measures in an effort to improve our efficiency ratio in future periods.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) increased to $83.0 million and $239.5 million for the three and nine months ended September 30, 2005, respectively, from $75.9 million and $226.8 million for the comparable periods in 2004, reflecting continued growth. Our net interest rate margin was 4.00% and 3.97% for the three and nine months ended September 30, 2005, respectively, in comparison to 4.37% and 4.50% for the three and nine months ended September 30, 2004, respectively. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

         We primarily credit the increase in net interest income to interest-earning assets provided by our 2004 and 2005 acquisitions, higher-yielding investment securities, internal loan growth coupled with higher interest rates on loans, partially offset by increased interest expense associated with higher interest rates on deposits and a redistribution of deposit balances toward higher-yielding products, the mix of the CIB Bank deposit base acquired, as further discussed below, and increased levels of other borrowings, including our term loan, coupled with increased interest rates on such borrowings, and the issuance of additional subordinated debentures in late 2004 to partially fund our acquisition of CIB Bank. Net interest income was adversely impacted by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates. As further discussed under "--Interest Rate Risk Management," these derivative financial instruments reduced our net interest income by $626,000 for the third quarter of 2005, in comparison to increasing our net interest income by $13.0 million for the comparable period in 2004. For the nine months ended September 30, 2005 and 2004, our derivative financial instruments increased our net interest income by $3.3 million and $44.7 million, respectively. The decreased earnings on our interest rate swap agreements for the three and nine months ended September 30, 2005 contributed to a reduction in our net interest margin of approximately 66 basis points and 69 basis points, respectively, and reflect the impact of higher interest rates and maturities of $750.0 million of interest rate swap agreements designated as cash flow hedges and $50.0 million of interest rate swap agreements designated as fair value hedges during 2004, and the maturity of $200.0 million of interest rate swap agreements designated as cash flow hedges in March 2005, as well as the termination of $150.0 million and $101.2 million of interest rate swap agreements on February 25, 2005 and May 27, 2005, respectively. Although the Company has implemented other methods to mitigate the reduction in net interest income resulting from the decreased earnings on our interest rate swap agreements, including the funding of investment security purchases through the issuance of term repurchase agreements, the reduction of our interest rate swap agreements has resulted in a substantial reduction of net interest income and further compression of our net interest margin, which has been partially offset by the impact of the rising rate environment.

         Average interest-earning assets increased to $8.22 billion and $8.06 billion for the three and nine months ended September 30, 2005, respectively, from $6.90 billion and $6.74 billion for comparable periods in 2004. The increase is primarily attributable to our three acquisitions completed in 2004, which provided assets of $1.38 billion in aggregate, and our acquisition of FBA on April 29, 2005, which provided assets of $73.3 million. The increase in average interest-earning assets is also attributable to internal growth within our loan portfolio. In addition, we purchased $250.0 million of callable U.S. Government agency securities relating to the issuance of $250.0 million of term repurchase agreements that we entered into in conjunction with our interest rate risk management program during the first and second quarters of 2004. Despite the rising interest rate environment, overall competitive conditions within our market areas and the impact of the maturity and termination of certain interest rate swap agreements, as discussed above and under "--Interest Rate Risk Management," continue to exert pressure on our net interest income and net interest margin.

         Average investment securities increased to $1.68 billion and $1.70 billion for the three and nine months ended September 30, 2005, respectively, from $1.25 billion and $1.22 billion for the comparable periods in 2004. The yield on our investment portfolio was 4.09% and 4.15% for the three and nine months ended September 30, 2005, respectively, compared to 4.14% and 4.12% for the comparable periods in 2004. The overall increase in the average balance of investment securities primarily relates to our 2004 and 2005 acquisitions, which provided investment securities of $438.0 million and $20.1 million, respectively. Funds available from maturities of investment securities were used to fund a decrease in deposits associated with an anticipated level of attrition during the first quarter of 2005, primarily time deposits acquired with CIB Bank. The remaining funds available from maturities of investment securities were used to fund loan growth and the reinvestment in additional higher-yielding investment securities. Additionally, a portion of excess short-term investments, which include federal funds sold and interest-bearing deposits, was also utilized to fund deposit attrition, loan growth, and to purchase higher-yielding available-for-sale investment securities, resulting in a decline in average short-term investments to $96.3 million and $75.8 million for the three and nine months ended September 30, 2005, respectively, from $136.0 million and $105.7 million for the comparable periods in 2004. During 2005, our investment securities purchases and maturities included the purchase of $160.0 million of short-term Federal Home Loan Bank discount notes associated with the investment of funds provided by a single source temporary deposit, as previously discussed. During 2004, our investment securities purchases included the purchase of $250.0 million of callable U.S. Government agency securities, representing the underlying securities associated with $250.0 million, in aggregate, of three-year term repurchase agreements under master repurchase agreements that we consummated in the first and second quarters of 2004, as further described in
Note 9 to our Consolidated Financial Statements.

         Average loans, net of unearned discount, were $6.45 billion and $6.29 billion for the three and nine months ended September 30, 2005, respectively, compared to $5.52 billion and $5.41 billion for the comparable periods in 2004. The yield on our loan portfolio was 6.76% and 6.46% for the three and nine months ended September 30, 2005, respectively, in comparison to 6.22% and 6.28% for the comparable periods in 2004. Although our loan portfolio yields increased with rising interest rates during 2005, total interest income on our loan portfolio was adversely impacted by decreased earnings on our interest rate swap agreements designated as cash flow hedges. Higher interest rates and the maturities of interest rate swap agreements designated as cash flow hedges of $750.0 million in 2004 and $200.0 million in March 2005 resulted in decreased earnings on our swap agreements thereby contributing to a reduction in yields on our loan portfolio, and a compression of our net interest income and net interest margin of approximately $10.0 million or 48 basis points, and $32.6 million or 54 basis points, for the three and nine months ended September 30, 2005, respectively, as compared to the comparable periods in 2004. Interest income on our loan portfolio includes the recognition of $1.7 million of interest income resulting from payoffs of certain loans on nonaccrual status during 2005. We attribute the increase in average loans of $878.9 million for the nine months ended September 30, 2005, over the comparable period in 2004, primarily to our acquisitions completed during 2004 and 2005, which provided total loans, in aggregate, of $780.9 million and $167.8 million, respectively. The increase is also the result of internal loan growth, partially offset by reductions in our nonperforming loan portfolio due to the sale of certain nonperforming loans, loan payoffs and/or external refinancing of various credits. Average commercial, financial and agricultural loans increased $124.1 million for the nine months ended September 30, 2005, over the comparable period in 2004, as a result of our 2004 acquisitions. This increase was partially offset by a $33.2 million decrease in average lease financing volumes resulting from our business strategy initiated in late 2002 to reduce our commercial leasing activities and subsequently sell a significant portion of the remaining leases in our commercial leasing portfolio in June 2004. Average real estate construction and development loans increased approximately $204.8 million for the nine months ended September 30, 2005, over the comparable period in 2004, primarily as a result of our recent acquisitions and seasonal fluctuations on existing and available credit lines as well as new loan production. Average real estate mortgage loans increased approximately $540.2 million for the nine months ended September 30, 2005, over the comparable period in 2004. This increase is attributable to a $395.9 million increase in commercial real estate loans primarily resulting from our recent acquisitions, as well as a $144.3 million increase in residential real estate mortgage loans due to our recent acquisitions and our business strategy decision to retain a portion of our residential mortgage loan production that would have been previously sold in the secondary market. Average loans held for sale increased approximately $34.1 million for the nine months ended September 30, 2005, over the comparable period in 2004, resulting from increased volumes of loan originations coupled with the timing of loan sales in the secondary mortgage market.

         Average deposits increased to $7.23 billion and $7.12 billion for the three and nine months ended September 30, 2005, from $6.12 billion and $6.04 billion for the comparable periods in 2004. For the three and nine months ended September 30, 2005, the aggregate weighted average rate paid on our deposit portfolio increased 80 basis points and 63 basis points to 2.22% and 2.02%, respectively, from 1.42% and 1.39% for the comparable periods in 2004, and is primarily attributable to the current rising interest rate environment and the mix of the CIB Bank deposit base acquired in November 2004, which included higher cost time deposits, including brokered and internet deposits. In addition, the decreased earnings associated with certain of our interest rate swap agreements designated as fair value hedges, as well as the termination of $150.0 million of fair value hedges on February 25, 2005, resulted in a decrease in our net interest income and net interest margin for the three and nine months ended September 30, 2005, of approximately $2.4 million or 12 basis points, and $6.2 million or 11 basis points, respectively, compared to the same periods in 2004. The increase in average deposits is primarily reflective of our acquisitions completed during 2004 and 2005, which provided deposits, in aggregate, of $1.21 billion and $192.9 million, respectively. Although overall average deposit levels have increased as a result of our 2004 and 2005 acquisitions, the overall increase in average deposits was partially offset by a significant decrease in deposits due to an anticipated level of attrition associated with the deposits acquired from CIB Bank, particularly savings and time deposits, including brokered and internet deposits. Excluding the impact of our acquisitions, the change in our average deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transactional accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers. Average demand and savings deposits were $4.34 billion and $4.28 billion for the three and nine months ended September 30, 2005, respectively, and $4.14 billion and $4.09 billion for the comparable periods in 2004. Average total time deposits increased to $2.89 billion and $2.84 billion for the three and nine months ended September 30, 2005, respectively, compared to $1.98 billion and $1.95 billion for the comparable periods in 2004. The $216.4 million single source temporary commercial money market deposit that originated in the second quarter of 2005 had decreased to $14.1 million at September 30, 2005, and accounted for an increase in average savings deposits of approximately $109.6 million and $54.8 million for the three and nine months ended September 30, 2005, respectively, over the comparable periods in 2004.

         Average other borrowings increased to $570.9 million and $572.7 million for the three and nine months ended September 30, 2005, respectively, compared to $541.1 million and $456.6 million for the comparable periods in 2004. The aggregate weighted average rate paid on our other borrowings was 3.44% and 2.91% for the three and nine months ended September 30, 2005, respectively, compared to 1.46% and 0.99% for the comparable periods in 2004. The increased rate paid on our other borrowings reflects the increased short-term interest rate environment that began in the second quarter of 2004. The increase in average other borrowings is primarily attributable to $250.0 million of term repurchase agreements that we consummated during 2004, as further described in Note 9 to our Consolidated Financial Statements.

         Our notes payable averaged $44.3 million and $18.8 million for the three and nine months ended September 30, 2005, respectively, and $3.1 million for the nine months ended September 30, 2004. The aggregate weighted average rate paid on our notes payable was 7.71% and 7.85% for the three and nine months ended September 30, 2005, respectively, and 16.97% for the nine months ended September 30, 2004. The weighted average rate paid reflects unused credit commitment and letter of credit facility fees on our secured credit agreement, as well as other fees paid in conjunction with the annual renewal of our secured credit agreement. Amounts outstanding under our revolving line of credit with a group of unaffiliated financial institutions bear interest at a floating rate equal to the lead bank's prime rate or, at our option, at the London Interbank Offering Rate, or Eurodollar Rate, plus a margin determined by the outstanding loan balances and our profitability for the preceding four calendar quarters. Amounts outstanding under our term loan with a group of unaffiliated financial institutions bear interest at a floating rate equal to the Eurodollar Rate plus a margin determined by the outstanding loan balances and our profitability for the preceding four calendar quarters. Thus, our secured credit agreement represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. On August 11, 2005, we entered into an Amended and Restated Secured Credit Agreement and restructured our overall financing arrangement, as further described in Note 10 to our Consolidated Financial Statements. In conjunction with this transaction, we borrowed $80.0 million on the term loan and borrowed the remaining $20.0 million on November 14, 2005. The proceeds of the term loan were used to fund our acquisition of IBOC and to partially fund the redemption of our 10.24% subordinated debentures issued to First Preferred II, as further discussed below.

         Average subordinated debentures were $274.5 million and $274.0 million for the three and nine months ended September 30, 2005, compared to $211.8 million and $210.6 million for the comparable periods in 2004. The aggregate weighted average rate paid on our subordinated debentures was 8.65% and 7.85% for the three and nine months ended September 30, 2005, respectively, and 7.01% and 6.85% for the comparable periods in 2004. Interest expense on our subordinated debentures was $6.0 million and $16.1 million for the three and nine months ended September 30, 2005, respectively, compared to $3.7 million and $10.8 million for the comparable periods in 2004. As previously discussed, the increase for the three and nine months ended September 30, 2005 primarily reflects the issuance of $61.9 million of additional subordinated debentures in late 2004 to partially fund our acquisition of CIB Bank, partially offset by the earnings impact of our interest rate swap agreements. The issuance of the additional subordinated debentures as well as the termination of $101.2 million of fair value hedges on May 27, 2005, as further discussed under "--Interest Rate Risk Management," resulted in a decrease in our net interest income and net interest margin for the three and nine months ended September 30, 2005, of approximately $2.1 million or ten basis points, and $5.0 million or eight basis points, respectively, compared to the comparable periods in 2004. However, as further described in Note 11 to our Consolidated Financial Statements, on September 30, 2005, we paid in full our outstanding $59.3 million of 10.24% subordinated debentures that we previously issued in October 2000. The reduction of these outstanding subordinated debentures will assist us in improving our net interest income and net interest margin in the future, especially in consideration of the high interest rate associated with them.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated:

                                        Three Months Ended September 30,                    Nine Months Ended September 30,
                               --------------------------------------------------   -----------------------------------------------
                                           2005                     2004                     2005                    2004
                               -------------------------  -----------------------   ----------------------  -----------------------
                                           Interest                 Interest                 Interest                Interest
                                 Average   Income/ Yield/  Average  Income/ Yield/  Average  Income/ Yield/  Average Income/ Yield/
                                 Balance   Expense  Rate   Balance  Expense  Rate   Balance  Expense  Rate   Balance Expense  Rate
                                 -------   -------  ----   -------  -------  ----   -------  -------  ----   ------- -------  ----
                                                                 (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4).......... $6,450,922 109,997 6.76% $5,518,978 86,315  6.22% $6,288,486 303,801 6.46% $5,409,545 254,504  6.28%
   Investment securities (4)...  1,676,052  17,296 4.09   1,247,820 12,972  4.14   1,698,032  52,710 4.15   1,221,985  37,697  4.12
   Short-term investments......     96,257     841 3.47     135,987    476  1.39      75,830   1,701 3.00     105,748     899  1.14
                                ---------- -------       ---------- ------        ---------- -------       ---------- -------
        Total interest-earning
          assets...............  8,223,231 128,134 6.18   6,902,785 99,763  5.75   8,062,348 358,212 5.94   6,737,278 293,100  5.81
                                           -------                  ------                   -------                  -------
Nonearning assets..............    651,429                  618,644                  653,118                  634,085
                                ----------               ----------               ----------               ----------
        Total assets........... $8,874,660               $7,521,429               $8,715,466               $7,371,363
                                ==========               ==========               ==========               ==========

   Liabilities and Stockholders' Equity
   ------------------------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................ $  897,502     979 0.43% $  842,855    801  0.38% $  888,585   2,799 0.42% $  855,434   2,592  0.40%
     Savings deposits..........  2,171,596   8,345 1.52   2,180,594  5,116  0.93   2,150,792  20,420 1.27   2,162,174  14,486  0.89
     Time deposits of $100
       or more.................    907,311   7,206 3.15     501,660  3,358  2.66     854,041  18,806 2.94     466,543   9,353  2.68
     Other time deposits (3)...  1,979,844  16,832 3.37   1,480,167  8,636  2.32   1,986,212  46,967 3.16   1,486,212  25,296  2.27
                                ---------- -------       ---------- ------        ---------- -------        --------- -------
        Total interest-bearing
          deposits.............  5,956,253  33,362 2.22   5,005,276 17,911  1.42   5,879,630  88,992 2.02   4,970,363  51,727  1.39
   Other borrowings............    570,919   4,946 3.44     541,073  1,982  1.46     572,686  12,480 2.91     456,621   3,383  0.99
   Notes payable (5)...........     44,348     862 7.71          --    229    --      18,791   1,103 7.85       3,133     398 16.97
   Subordinated debentures (3).    274,466   5,985 8.65     211,773  3,731  7.01     274,026  16,096 7.85     210,570  10,798  6.85
                                ---------- -------       ---------- ------        ---------- -------       ---------- -------
        Total interest-bearing
          liabilities..........  6,845,986  45,155 2.62   5,758,122 23,853  1.65   6,745,133 118,671 2.35   5,640,687  66,306  1.57
                                           -------                  ------                   -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............  1,274,933                1,114,587                1,242,166                1,070,269
   Other liabilities...........     96,719                   83,109                   99,094                   94,299
                                ----------               ----------               ----------               ----------
        Total liabilities......  8,217,638                6,955,818                8,086,393                6,805,255
Stockholders' equity...........    657,022                  565,611                  629,073                  566,108
                                ----------               ----------               ----------               ----------
        Total liabilities and
          stockholders' equity. $8,874,660               $7,521,429               $8,715,466               $7,371,363
                                ==========               ==========               ==========               ==========

Net interest income............             82,979                  75,910                   239,541                  226,794
                                           =======                  ======                   =======                  =======
Interest rate spread...........                    3.56                     4.10                     3.59                      4.24
Net interest margin (6)........                    4.00%                    4.37%                    3.97%                     4.50%
                                                   ====                     ====                     ====                     =====
--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information  is  presented  on  a  tax-equivalent  basis  assuming  a  tax  rate  of 35%. The  tax-equivalent adjustments  were approximately $333,000 and $995,000 for the three and nine months ended September 30, 2005, and $302,000  and $927,000  for the
     comparable periods in 2004, respectively.
(5)  Interest expense on the notes payable includes  commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 5.14% and 5.81% for the three and nine months  ended  September 30, 2005, and  10.06% for the nine months ended
     September 30, 2004.
(6)  Net  interest  margin  is  the  ratio  of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Provision for Loan Losses

         We did not record a provision for loan losses for the three months ended September 30, 2005. We recorded an $8.0 million negative provision for loan losses for the nine months ended September 30, 2005, in comparison to provisions for loan losses of $7.5 million and $23.3 million for the three and nine months ended September 30, 2004, respectively. The negative provision for loan losses recorded during 2005 is reflective of a 21% improvement in nonperforming loans from December 31, 2004 to September 30, 2005 resulting from loan payoffs and/or external refinancing of various credit relationships as well as a significant reduction in net loan charge-offs. Nonperforming loans decreased $18.0 million, or 21.0%, to $67.8 million at September 30, 2005 from $85.8 million at December 31, 2004. Loans past due 90 days or more and still accruing interest decreased $25.9 million, or 90.3%, to $2.8 million at September 30, 2005 from $28.7 million at December 31, 2004. The decrease in nonperforming loans and past due loans during the nine months ended September 30, 2005 reflects an improvement in asset quality resulting from the sale of approximately $14.3 million of certain acquired nonperforming loans, a significant reduction in net loan charge-offs, as well as loan payoffs and/or external refinancing of various credits, including $97.3 million in payoffs relating to 14 credit relationships, as further discussed under "--Loans and Allowance for Loan Losses." We recorded net loan charge-offs of $1.8 million and $4.7 million for the three and nine months ended September 30, 2005, respectively, compared to $7.9 million and $18.6 million for the comparable periods in 2004. Our allowance for loan losses was $139.5 million at September 30, 2005, compared to $140.2 million at June 30, 2005, $144.2 million at March 31, 2005 and $150.7 million at December 31, 2004. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.10% at September 30, 2005, compared to 2.22% at June 30, 2005, 2.34% at March 31, 2005 and 2.46% at
December 31, 2004. Our allowance for loan losses as a percentage of nonperforming loans was 205.64% at September 30, 2005, compared to 188.77% at June 30, 2005, 180.71% at March 31, 2005 and 175.65% at December 31, 2004.
Management continues to closely monitor its operations to address the ongoing challenges posed by the significant level of nonperforming loans acquired with our CIB Bank acquisition, which represent 48.4% of our total nonperforming loans at September 30, 2005. While nonperforming loans added by our recent acquisitions have contributed to the overall level of nonperforming assets, such increases have been offset by improvements both in the remainder of our loan portfolio and in the acquired loan portfolios subsequent to their acquisition dates. Management considers these factors in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $24.5 million and $71.4 million for the three and nine months ended September 30, 2005, respectively, in comparison to $22.0 million and $62.6 million for the comparable periods in 2004. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, bank owned life insurance investment income and other income.

         Service charges on deposit accounts and customer service fees were $10.2 million and $29.7 million for the three and nine months ended September 30, 2005, respectively, in comparison to $9.8 million and $28.6 million for the comparable periods in 2004. The increase in service charges and customer service fees is primarily attributable to increased demand deposit account balances associated with our acquisitions of Continental Community Bank and Trust Company, or CCB, CIB Bank and FBA, completed in July 2004, November 2004 and April 2005, respectively. The increase is also attributable to additional products and services available and utilized by our retail and commercial customer base, increased fee income from customer service charges for non-sufficient fund and returned check fees coupled with enhanced control of fee waivers, higher earnings allowances on commercial deposit accounts and increased income associated with automated teller machine services and debit cards, as well as pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

         The gain on loans sold and held for sale was $6.5 million and $17.9 million for the three and nine months ended September 30, 2005, respectively, in comparison to $4.7 million and $12.9 million for the comparable periods in 2004. The increase in 2005 is partially attributable to an increase of $2.3 million of gains on United States Small Business Administration, or SBA, loans sold associated with SBLS LLC. The increase is also attributable to an increase in gains on mortgage loans sold resulting from an increase in the volume of mortgage loan sales in the secondary market as a result of increased loan origination volumes. In general, new residential mortgage loan production of 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products are being retained in our portfolio, while other loans, primarily 20- and 30-year fixed rate loans, are typically being sold in the secondary loan markets.

         Gains, net of expenses, on the sale of two Midwest banking offices were $1.0 million for the nine months ended September 30, 2004, and reflect a $390,000 gain, net of expenses, on the sale of one of our Missouri branch banking offices in February 2004, and a $630,000 gain, net of expenses, on the sale of one of our Illinois banking offices in April 2004. There have not been any sales of branch banking offices during 2005.

         Investment management income was $2.1 million and $6.4 million for the three and nine months ended September 30, 2005, respectively, in comparison to $1.8 million and $5.1 million for the comparable periods in 2004, reflecting increased portfolio management fees generated by our institutional money management subsidiary attributable to new business development and overall growth in assets under management.

         Bank-owned life insurance investment income was $1.2 million and $3.7 million for the three and nine months ended September 30, 2005, respectively, in comparison to $1.3 million and $3.9 million for the comparable periods in 2004. The decrease in investment income reflects a reduced return on the performance of the underlying investments surrounding the insurance contracts which is primarily attributable to the portfolio mix of investments and overall market conditions.

         Other income was $4.6 million and $13.8 million for the three and nine months ended September 30, 2005, respectively, in comparison to $4.2 million and $11.0 million for the comparable periods in 2004. We attribute the primary components of the increase in 2005 to:

         >> an increase of $2.3 million recorded in the third quarter of 2005 attributable to recoveries of certain loan principal balances that had been charged-off by the various respective financial institutions prior to their acquisition by First Banks;

         >> a recovery of agent loan collection expenses of $500,000 and $239,000 in the first and third quarters of 2005, respectively, as permitted under a loan participation agreement prior to recovery of principal and interest, from funds collected from the liquidation of a portion of the collateral that secured the loan by the receiver;

         >> a net decrease in losses on the valuation or sale of certain repossessed assets, primarily related to our commercial leasing portfolio. Net gains for 2005 were $640,000 and included $464,000 of gains on two sales of repossessed leasing equipment. Net losses for 2004 were $307,000 and included a $750,000 write-down on repossessed aircraft leasing equipment, partially offset by gains of $510,000 on the sale of other repossessed aircraft leasing equipment;

         >> an increase of $608,000 reflecting reductions of a contingent liability established in conjunction with the sale of a portion of our commercial leasing portfolio in June 2004. The reductions of the contingent liability in the second and third quarters of 2005 of $478,000 and $130,000, respectively, were the result of further reductions in related lease balances for the specific pools of leases sold, as further discussed in Note 12 to our Consolidated Financial Statements;

         >>    an increase of $571,000 in fees from fiduciary activities; and

         >> our acquisitions of CCB and CIB Bank completed during 2004 and FBA completed in April 2005; partially offset by

         >> a $215,000 net decrease in loan servicing fees. The net decrease is primarily attributable to: increased fees from loans serviced for others, primarily attributable to a $2.4 million increase in SBLS LLC loan servicing fees, offset by a $1.6 million increase in amortization of SBA servicing rights and the recognition of a $2.4 million impairment charge on the SBA servicing rights following substantial damage to several shrimping vessels within the servicing portfolio caused by the effects of Hurricane Katrina; a $329,000 decrease in mortgage loan servicing fees, including a lower level of interest shortfall on mortgage loans, offset by a $1.4 million decrease in amortization of mortgage servicing rights; and increased unused commitment fees of
               $405,000. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner;

         >> a decline of $947,000 in rental income associated with our reduced commercial leasing activities;

         >> a decline of $550,000 in income associated with standby letters of credit;

         >> a decline of $148,000 in brokerage revenue primarily associated with overall market conditions and reduced customer demand;

         >> a net increase in losses, net of gains, on the disposition of certain assets, primarily attributable to a $319,000 net loss resulting from the demolition of a branch drive-thru facility in the first quarter of 2005; and

         >> an increase in net losses on our derivative instruments. Net losses on derivative instruments were $403,000 and $993,000 for the three and nine months ended September 30, 2005, respectively, compared to $401,000 and $856,000 for the comparable periods in 2004.

Noninterest Expense

         Noninterest expense was $67.4 million and $201.0 million for the three and nine months ended September 30, 2005, respectively, in comparison to $58.4 million and $166.4 million for the comparable periods in 2004. Our efficiency ratio increased to 62.92% and 64.83% for the three and nine months ended September 30, 2005, respectively, from 59.83% and 57.67% for the comparable periods in 2004. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to net interest income and noninterest income. The increases in noninterest expense and our efficiency ratio for 2005 were primarily attributable to increases in expenses resulting from our 2004 and 2005 acquisitions, and increases in salaries and employee benefits expense, information technology expense, expenses and losses, net of gains, on other real estate, and other expense.

         Salaries and employee benefits expense was $35.7 million and $103.1 million for the three and nine months ended September 30, 2005, respectively, in comparison to $29.9 million and $85.8 million for the comparable periods in 2004. We attribute the overall increase to increased salaries and employee benefits expenses associated with an aggregate of 26 additional branches acquired in 2004 and 2005, five de novo branches opened in 2004 and 2005, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including enhanced incentive compensation and employee benefits plans. Our number of employees on a full-time equivalent basis increased to 2,238 at September 30, 2005, from 2,028 at September 30, 2004.

         Occupancy, net of rental income, and furniture and equipment expense totaled $9.3 million and $27.6 million for the three and nine months ended September 30, 2005, respectively, in comparison to $8.8 million and $26.5 million for the comparable periods in 2004. The increase is primarily attributable to higher levels of expense resulting from our acquisitions in 2004 and 2005, which added 26 branch offices, and the opening of five de novo branch offices in 2004 and 2005, as discussed above. The increase is also attributable to increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, including additional production and administrative offices, and increased depreciation expense associated with capital expenditures and acquisitions.

         Information technology and item processing fees were $9.1 million and $26.7 million for the three and nine months ended September 30, 2005, respectively, in comparison to $8.0 million and $24.0 million for the comparable periods in 2004. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending division and our small business lending and institutional money management subsidiaries. We attribute the level of fees to the additional branch offices provided by our recent acquisitions and de novo branch office openings, deconversion costs from other providers associated with our acquisitions, growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, partially offset by expense reductions resulting from information technology conversions of our acquisitions completed in 2004, as well as the achievement of certain efficiencies associated with the implementation of various technology projects. The information technology conversions of CCB, CIB Bank and FBA were completed in September 2004, February 2005 and June 2005, respectively.

         Legal, examination and professional fees were $2.3 million and $6.7 million for the three and nine months ended September 30, 2005, respectively, in comparison to $1.6 million and $4.9 million for the comparable periods in 2004. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation costs primarily related to acquired entities have all contributed to the overall expense levels in 2004 and 2005. The increase in 2005 is also attributable to $471,000 of fees paid for accounting and other services, including operational and systems support, provided by the seller of CIB Bank pursuant to a service agreement to provide services from the November 2004 sale date through the system conversion date in February 2005.

         Amortization   of   intangibles   associated   with  the   purchase  of
subsidiaries was $1.2 million and $3.5 million for the three and nine months ended September 30, 2005, respectively, in comparison to $733,000 and $2.0 million for the comparable periods in 2004. The increase is attributable to core deposit intangibles associated with our acquisitions of CCB and CIB Bank completed in 2004 and our acquisition of FBA completed in April 2005.

         Communications and advertising and business development expenses were $2.1 million and $6.5 million for the three and nine months ended September 30, 2005, respectively, compared to $1.8 million and $5.2 million for the comparable periods in 2004. The expansion of our sales, marketing and product group in 2004 and broadened advertising campaigns have contributed to higher expenditures and are consistent with our continued focus on expanding our banking franchise and the products and services available to our customers. Our spring and fall advertising campaigns have contributed to the increase in 2005. We continue our efforts to manage these expenses through renegotiation of contracts, enhanced focus on advertising and promotional activities in markets that offer greater benefits, as well as ongoing cost containment efforts.

         Charitable contributions expense was $111,000 and $1.8 million for the three and nine months ended September 30, 2005, respectively, compared to $294,000 and $424,000 for the comparable periods in 2004. The increase is primarily attributable to a $1.5 million contribution in May 2005 to an urban revitalization development project located in the city of St. Louis. In exchange for this contribution, we received Missouri state tax credits that will be utilized to reduce certain state income taxes.

         Other expense was $6.3 million and $20.7 million for the three and nine months ended September 30, 2005, respectively, in comparison to $6.0 million and $13.7 million for the comparable periods in 2004. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase is primarily attributable to:

         >> an increase of $3.7 million in expenditures and losses, net of gains, on other real estate. Gains, net of losses and expenses, on other real estate were $76,000 for the third quarter of 2005. Expenditures and losses, net of gains, on other real estate were $532,000 for the nine months ended September 30, 2005 and included expenses of $812,000 and $170,000 in the second and third quarters of 2005, respectively, in preparation for the sale of a parcel of other real estate acquired with the acquisition of CIB Bank. These expenditures were partially offset by approximately $413,000 of gains recorded on the sale of three holdings of other real estate during the first and second quarters of 2005, and a $307,000 gain on the sale of an additional holding in the third quarter of 2005. Gains, net of losses and expenses, on other real estate were $24,000 and $3.2 million for the three and nine months ended September 30, 2004, and included a $2.7 million gain recorded in the first quarter of 2004 on the sale of a residential and recreational development property that was transferred to other real estate in January 2003 and approximately $390,000 of gains recorded on the sale of two additional holdings of other real estate in the second quarter of 2004;

         >> increased losses and adjustments to the carrying value of certain affordable housing credit partnership investments in 2005; and

         >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and acquisitions completed during 2004 and 2005, particularly CIB Bank in November 2004.

Provision for Income Taxes

         The provision for income taxes was $13.3 million and $41.6 million for the three and nine months ended September 30, 2005, respectively, in comparison to $12.0 million and $34.8 million for the comparable periods in 2004. The effective tax rate was 32.5% and 35.2% for the three and nine months ended
September 30, 2005, respectively, in comparison to 37.7% and 35.2% for the comparable periods in 2004. In September 2005, we recorded a reversal of a $3.1 million state tax reserve, and in June 2004, we recorded a reversal of a $2.8 million tax reserve that was no longer deemed necessary as a result of the resolution of a potential tax liability. Excluding these transactions, the effective tax rate was 37.4% and 36.9% for the three and nine months ended
September 30, 2005, respectively, in comparison to 37.7% and 38.1% for the comparable periods in 2004. The lower effective tax rate in 2005, after adjusting for the nonrecurring transactions, was primarily the result of the utilization of certain state tax credits.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of September 30, 2005 and December 31, 2004 are summarized as follows:

                                                                   September 30, 2005          December 31, 2004
                                                                 -----------------------     ----------------------
                                                                  Notional      Credit       Notional       Credit
                                                                   Amount      Exposure       Amount       Exposure
                                                                   ------      --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................    $300,000        199         500,000        1,233
         Fair value hedges....................................      25,000         82         276,200        9,609
         Interest rate floor agreement........................     100,000        146              --           --
         Interest rate lock commitments.......................       8,700         --           5,400           --
         Forward commitments to sell
           mortgage-backed securities.........................      50,000         --          34,000           --
                                                                  ========       ====         =======        =====

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

         During the three months ended September 30, 2005, we realized net interest expense of $626,000 on our derivative financial instruments, whereas during the nine months ended September 30, 2005, we realized net interest income of $3.3 million on our derivative financial instruments. For the three and nine months ended September 30, 2004, we realized net interest income of $13.0 million and $44.7 million, respectively, on our derivative financial instruments. The decreased earnings are primarily attributable to an increase in prevailing interest rates that began in mid-2004 and has continued into 2005, the maturity of $800.0 million notional amount of interest rate swap agreements during 2004 and $200.0 million in March 2005, and the termination of $150.0 million and $101.2 million of interest rate swap agreements designated as fair value hedges in February 2005 and May 2005, respectively, as further discussed below. Although the Company has implemented other methods to mitigate the reduction in net interest income, as further discussed below, the maturity and termination of the swap agreements has resulted in a compression of our net interest margin of approximately 66 basis points and 69 basis points for the three and nine months ended September 30, 2005, respectively, in comparison to the comparable periods in 2004, and will result in a reduction of future net interest income and further compression of our net interest margin unless interest rates increase. We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $403,000 and $993,000 for the three and nine months ended September 30, 2005, in comparison to net losses of $401,000 and $856,000 for the comparable periods in 2004, respectively. The net losses recorded in 2005 reflect changes in the value of our fair value hedges and the underlying hedged liabilities during 2005 until the termination of the $150.0 million of interest rate swap agreements designated as fair value hedges in February 2005, and the change in the value of our interest rate floor agreement entered into in September 2005, as further discussed below.

Cash Flow Hedges. During September 2000, March 2001, April 2001, March 2002 and July 2003, we entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In addition, the $150.0 million notional amount swap agreement that we entered into in March 2002 matured in March 2004, the $600.0 million notional amount swap agreements that we entered into in September 2000 matured in September 2004, and the $200.0 million notional amount swap agreement that we entered into in March 2001 matured on March 21, 2005. The amount receivable by us under the swap agreements was $2.4 million and $2.7 million at September 30, 2005 and December 31, 2004, respectively, and the amount payable by us under the swap agreements was $2.2 million and $1.4 million at September 30, 2005 and December 31, 2004, respectively.

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

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2005 and December 31, 2004 were as follows:

                                                                 Notional   Interest Rate  Interest Rate    Fair
                          Maturity Date                           Amount         Paid        Received       Value
                          -------------                           ------         ----        --------       -----
                                                                         (dollars expressed in thousands)
         September 30, 2005:
             April 2, 2006...................................   $ 100,000        3.93%         5.45%       $   543
             July 31, 2007...................................     200,000        3.90          3.08         (5,039)
                                                                ---------                                  -------
                                                                $ 300,000        3.91          3.87        $(4,496)
                                                                =========       =====         =====        =======
         December 31, 2004:
             March 21, 2005..................................   $ 200,000        2.43%         5.24%       $ 1,155
             April 2, 2006...................................     100,000        2.43          5.45          2,678
             July 31, 2007...................................     200,000        2.40          3.08         (2,335)
                                                                ---------                                  -------
                                                                $ 500,000        2.42          4.42        $ 1,498
                                                                =========       =====         =====        =======

Fair Value Hedges. We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $150.0 million notional amount of five-year interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities were a portion of our other time deposits. The terms of the swap agreements provided for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $3.9 million at December 31, 2004, and the amount payable by us under the swap agreements was $695,000 at December 31, 2004. Effective February 25, 2005, we terminated these swap agreements. The termination of the swap agreements resulted from an increasing level of ineffectiveness associated with the correlation of the hedge positions between the swap agreements and the underlying hedged liabilities that had been anticipated as the swap agreements neared their originally scheduled maturity dates in January 2006. The resulting $3.1 million basis adjustment of the underlying hedged liabilities is being recorded as interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately ten months.

         >> During May 2002, March 2003 and April 2003, we entered into $55.2 million, $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%, 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at September 30, 2005 or December 31, 2004. Effective May 27, 2005, we terminated the $55.2 million and $46.0 million notional swap agreements in order to appropriately modify our future hedge position in accordance with our interest rate risk management program. The resulting $854,000 basis adjustment of the underlying hedged liabilities, in aggregate, is being recorded as a reduction of interest expense over the remaining maturities of the underlying hedged liabilities, which range from 26 to 28 years.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of September 30, 2005 and December 31, 2004 were as follows:

                                                                 Notional  Interest Rate  Interest Rate    Fair
                          Maturity Date                           Amount        Paid        Received       Value
                          -------------                           ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         September 30, 2005:
             March 20, 2033...................................   $ 25,000        6.04%         8.10%       $(1,220)
                                                                 ========       =====         =====        =======

         December 31, 2004:
             January 9, 2006 (1)..............................   $150,000        2.06%         5.51%       $ 3,610
             December 31, 2031 (2)............................     55,200        4.27          9.00          2,171
             March 20, 2033...................................     25,000        4.52          8.10           (929)
             June 30, 2033 (2)................................     46,000        4.55          8.15         (1,689)
                                                                 --------                                  -------
                                                                 $276,200        3.14          6.88        $ 3,163
                                                                 ========       =====         =====        =======
         ------------------
         (1) The interest rate swap agreements were terminated effective February 25, 2005, as further discussed above.
         (2) The interest rate swap agreements were terminated effective May 27, 2005, as further discussed above.

Interest Rate Cap Agreements. During 2003 and 2004, we entered into five term repurchase agreements under master repurchase agreements with unaffiliated third parties, as further described in Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreements were entered into with the objective of stabilizing net interest income over time and further protecting our net interest margin against changes in interest rates. The interest rate floor agreements included within the term repurchase agreements (and the interest rate cap agreements previously included within the term repurchase agreements) represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term repurchase agreements are reflected in other borrowings in our consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in our consolidated statements of income. As further described in Note 9 to our Consolidated Financial Statements, on March 21, 2005, in accordance with our interest rate risk management program, we modified our term repurchase agreements under master repurchase agreements with unaffiliated third parties to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the existing interest rate spread to LIBOR for the underlying agreements. The modified terms of the term repurchase agreements became effective during the second quarter of 2005. We did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments.

Interest Rate Floor Agreement. On September 9, 2005, we entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with our interest rate risk management program. The interest rate floor agreement provides for us to receive a quarterly fixed rate of interest of 5.00% should the three-month London Interbank Offering Rate equal or fall below the strike price of 2.00%. The carrying value of the interest rate floor agreement, which is included in other assets in our consolidated balance sheets, was $146,000 at September 30, 2005.

Pledged Collateral. At September 30, 2005 and December 31, 2004, we had a $2.0 million and $5.0 million letter of credit, respectively, issued on our behalf to the counterparty and had pledged investment securities available for sale with a fair value of $3.9 million and $527,000, respectively, in connection with our interest rate swap agreements. At September 30, 2005, we had pledged cash of $891,000 as collateral in connection with our interest rate swap agreements. At December 31, 2004, we had accepted cash of $6.0 million as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in other assets in our consolidated balance sheets was $366,000 and $20,000 at September 30, 2005 and December 31, 2004, respectively.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 86.0% and 85.0% of total interest income for the three and nine months ended September 30, 2005, respectively, in comparison to 86.7% and 87.0% for the comparable periods in 2004. Total loans, net of unearned discount, increased $489.8 million to $6.63 billion, or 73.6% of total assets, at September 30, 2005, compared to $6.14 billion, or 70.3% of total assets, at December 31, 2004. The overall increase in loans, net of unearned discount, in 2005 is primarily attributable to internal loan growth and our acquisitions of FBA and IBOC, which provided loans, net of unearned discount, of $54.3 million and $113.5 million, respectively. The net increase is primarily attributable to:

         >> an increase of $249.9 million in our real estate mortgage portfolio primarily attributable to our acquisition of FBA, which provided real estate mortgage loans of $54.2 million, as well as internal growth within our loan portfolio; management's business strategy decision in mid-2003 to retain a portion of the new loan production in our residential real estate mortgage portfolio as a result of continued weak loan demand in other sectors of our loan portfolio and management's business strategy in the third quarter of 2005 to retain additional mortgage loan product production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products; and a home equity product line campaign that we held in mid-2004;

         >> an increase of $124.5 million in loans held for sale resulting from the timing of loan sales in the secondary mortgage market, coupled with an overall increase in loan origination volumes for the three and nine months ended September 30, 2005 as compared to the comparable periods in 2004, partially offset by the sale of certain acquired loans; and

         >> an increase of $103.5 million in our real estate construction and development portfolio resulting primarily from new loan originations and seasonal fluctuations on existing and available credit lines.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2005 and December 31, 2004:

                                                                                 September 30,     December 31,
                                                                                     2005              2004
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)
         Commercial, financial and agricultural:
           Nonaccrual.........................................................   $    7,762           10,147
           Restructured.......................................................           --                4
         Real estate construction and development:
           Nonaccrual.........................................................        8,816           13,435
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual......................................................        9,993            9,881
              Restructured....................................................           10               11
           Multi-family residential loans:
              Nonaccrual......................................................          700              434
           Commercial real estate loans:
              Nonaccrual......................................................       39,616           50,671
         Lease financing:
           Nonaccrual.........................................................          760              907
         Consumer and installment:
           Nonaccrual.........................................................          166              310
                                                                                 ----------        ---------
                  Total nonperforming loans...................................       67,823           85,800
         Other real estate....................................................        2,747            4,030
                                                                                 ----------        ---------
                  Total nonperforming assets..................................   $   70,570           89,830
                                                                                 ==========        =========

         Loans, net of unearned discount......................................   $6,627,810        6,137,968
                                                                                 ==========        =========

         Loans past due 90 days or more and still accruing....................   $    2,779           28,689
                                                                                 ==========        =========

         Ratio of:
           Allowance for loan losses to loans.................................         2.10%            2.46%
           Nonperforming loans to loans.......................................         1.02             1.40
           Allowance for loan losses to nonperforming loans...................       205.64           175.65
           Nonperforming assets to loans and other real estate................         1.06             1.46
                                                                                 ==========        =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $67.8 million at September 30, 2005, in comparison to $74.3 million at June 30, 2005, $79.8 million at March 31, 2005 and $85.8 million at December 31, 2004. Other real estate owned was $2.7 million, $2.0 million, $1.8 million and $4.0 million at September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, improved by $5.7 million, or 7.5%, during the third quarter of 2005, and $19.3 million, or 21.4%, during the first nine months of 2005, to $70.6 million at September 30, 2005 compared to $76.3 million at June 30, 2005, $81.6 million at March 31, 2005 and $89.8 million at December 31, 2004. A significant portion of nonperforming assets includes nonperforming loans associated with our acquisition of CIB Bank, which have decreased to $32.8 million, or 48.4% of our total nonperforming loans, at September 30, 2005, from $42.9 million at June 30, 2005, $43.7 million at March 31, 2005, and $50.5 million at December 31, 2004. Nonperforming loans were 1.02% of loans, net of unearned discount, at September 30, 2005, compared to 1.18%, 1.30% and 1.40% at June 30, 2005, March 31, 2005
and December 31, 2004, respectively. Additionally, loans past due 90 days or more and still accruing interest decreased $25.9 million to $2.8 million at September 30, 2005 from $28.7 million at December 31, 2004. The decrease in nonperforming loans and past due loans during the nine months ended September 30, 2005 primarily resulted from: our continued emphasis on improving asset quality; the sale of approximately $14.3 million of certain acquired nonperforming loans, specifically $2.8 million and $11.5 million during the first and second quarters of 2005, respectively; a reduction in net loan charge-offs, which decreased $6.1 million and $13.9 million for the three and nine months ended September 30, 2005, respectively, compared to the comparable periods in 2004; strengthening of certain loans; and significant loan payoffs and/or external refinancing of various credits, including $97.3 million of loan payoffs on 14 credit relationships during the first and second quarters of 2005. A portion of the loan payoffs and sales during the first quarter of 2005 pertaining to certain acquired nonperforming loans that were classified as loans held for sale as of December 31, 2004 contributed to a reallocation of the purchase price on our acquisition of Hillside, as further discussed in Note 2 to our Consolidated Financial Statements. Additionally, we recorded a write-down on an acquired parcel of other real estate owned to its estimated fair value based upon additional data received. This $1.6 million write-down on other real estate owned, which was also recorded as an acquisition-related adjustment in the first quarter of 2005 and is further discussed in Note 2 to our Consolidated Financial Statements, further contributed to the decrease in nonperforming assets.

         Net loan charge-offs decreased to $1.8 million and $4.7 million for the three and nine months ended September 30, 2005, respectively, compared to $7.9 million and $18.6 million for the comparable periods in 2004. Loan charge-offs were $5.4 million and $20.4 million for the three and nine months ended September 30, 2005, respectively, in comparison to $12.5 million and $36.8 million for the comparable periods in 2004. Loan recoveries were $3.6 million and $15.7 million for the three and nine months ended September 30, 2005, respectively, in comparison to $4.6 million and $18.1 million for the comparable periods in 2004. The allowance for loan losses was $139.5 million at September 30, 2005, compared to $140.2 million at June 30, 2005, $144.2 million at March 31, 2005 and $150.7 million at December 31, 2004. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.10% at September 30, 2005, compared to 2.22% at June 30, 2005, 2.34% at March 31, 2005 and 2.46% at
December 31, 2004. Our allowance for loan losses as a percentage of nonperforming loans was 205.64% at September 30, 2005, compared to 188.77% at June 30, 2005, 180.71% at March 31, 2005 and 175.65% at December 31, 2004. We
continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including reduced loan demand within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses.

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

         Changes in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                               --------------------        ---------------------
                                                                 2005         2004           2005          2004
                                                                 ----         ----           ----          ----
                                                                        (dollars expressed in thousands)

         Balance, beginning of period.......................   $140,164     120,966         150,707      116,451
         Acquired allowance for loan losses.................      1,065       7,379           1,484        7,379
           Other adjustments (1)(2).........................         --          --              --         (479)
                                                               --------    --------        --------     --------
                                                                141,229     128,345         152,191      123,351
                                                               --------    --------        --------     --------
         Loans charged-off..................................     (5,401)    (12,465)        (20,422)     (36,760)
         Recoveries of loans previously charged-off.........      3,643       4,590          15,702       18,129
                                                               --------    --------        --------     --------
           Net loan charge-offs.............................     (1,758)     (7,875)         (4,720)     (18,631)
                                                               --------    --------        --------     --------
         Provision for loan losses..........................         --       7,500          (8,000)      23,250
                                                               --------    --------        --------     --------
         Balance, end of period.............................   $139,471     127,970         139,471      127,970
                                                               ========    ========        ========     ========
         ---------------
         (1)  In December 2003, we established a $1.0 million specific reserve for estimated  losses  on  a $5.3 million letter of credit that was  recorded  in  accrued and other liabilities in our consolidated balance sheets. In January 2004, the letter of credit was fully  funded  as a loan and the related
              $1.0 million specific reserve was reclassified from accrued and other liabilities to the allowance for loan losses.
         (2)  In June 2004, we reclassified $1.5 million from our allowance for loan losses to accrued and other liabilities to establish a specific reserve associated with the commercial leasing portfolio  sale and related recourse obligations for certain leases sold.

                                    Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.67 billion and $1.42 billion at September 30, 2005 and December 31, 2004, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at September 30, 2005:

                                                                 Certificates of Deposit      Other
                                                                   of $100,000 or More     Borrowings       Total
                                                                   -------------------     ----------       -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................     $  304,411            179,399        483,810
         Over three months through six months.....................        211,873                 --        211,873
         Over six months through twelve months....................        254,008             56,000        310,008
         Over twelve months.......................................        247,763            413,300        661,063
                                                                       ----------            -------      ---------
              Total...............................................     $1,018,055            648,699      1,666,754
                                                                       ==========            =======      =========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2005 and December 31, 2004, First Bank's borrowing capacity under the agreement was approximately $763.8 million and $778.7 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $473.4 million and $505.2 million at September 30, 2005 and December 31, 2004, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $39.3 million and $35.6 million at September 30, 2005 and December 31, 2004, respectively, which represent advances assumed in conjunction with various acquisitions, First Bank had no amounts outstanding under its borrowing arrangement with the Federal Home Loan Bank at September 30, 2005 and December 31, 2004.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other contractual obligations at September 30, 2005, were as follows:

                                                            Less than       1-3         3-5         Over
                                                             1 Year        Years       Years       5 Years     Total
                                                             ------        -----       -----       -------     -----
                                                                       (dollars expressed in thousands)

         Operating leases...............................   $   10,335      15,381       9,492       18,669      53,877
         Certificates of deposit (1)....................    2,044,315     797,113     161,884       30,376   3,033,688
         Other borrowings (1)...........................      235,399     393,500      13,800        6,000     648,699
         Subordinated debentures (1)....................           --          --          --      215,433     215,433
         Other contractual obligations..................        2,409         293          48           20       2,770
                                                           ----------   ---------     -------      -------   ---------
              Total.....................................   $2,292,458   1,206,287     185,224      270,498   3,954,467
                                                           ==========   =========     =======      =======   =========
         ---------------
         (1) Amounts exclude the related interest expense accrued on these obligations as of September 30, 2005.


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

                       Effects of New Accounting Standards

         In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations.
Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. We previously adopted the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115 and SFAS
124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other-than-temporary losses in earnings. In September 2004, the Financial Accounting Standards Board, or FASB, approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. On June 29, 2005, the FASB directed the EITF to issue EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. On November 3, 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and

Its Application to Certain Investments. The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. We are currently evaluating the requirements of FSP FAS 115-1 and FAS 124-1 and do not expect them to have a material effect on our financial condition or results of operations.

         In December 2003, the Accounting Standards Executive Committee, or AcSEC, issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to problem loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan's life. SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller's allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio purchases. We implemented SOP 03-3 in conjunction with our acquisition of FBA, which we completed on April 29, 2005, and our acquisition of IBOC, which we completed on September 30, 2005. At September 30, 2005, the carrying value of acquired problem loans that are being accounted for under SOP 03-3 totaled $1.8 million in aggregate, and were acquired with our acquisition of IBOC on September 30, 2005. Consequently, the implementation of SOP 03-3, as it pertains to these transactions, did not have a material impact on our consolidated financial statements or results of operations. We will continue to evaluate the impact of SOP 03-3 on our consolidated financial statements and results of operations as it relates to the recently announced acquisitions described in
Note 2 to our Consolidated Financial Statements and future transactions.

         In May 2005, the FASB issued SFAS No. 154 -- Accounting Changes and Error Corrections. SFAS No. 154, a replacement of APB Opinion No. 20 -- Accounting Changes and FASB Statement No. 3 -- Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We are currently evaluating the requirements of SFAS No. 154 and do not expect it to have a material effect on our financial condition or results of operations.

         In July 2005, the FASB issued an exposure draft titled Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109 -- Accounting for
Income Taxes. This exposure draft addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those tax positions, and interim reporting considerations. The proposed interpretation is not expected to be issued until the first quarter of 2006, at which time the FASB will decide on a revised effective date and transition period. We are currently evaluating the requirements of the exposure draft to determine their impact on our financial condition and results of operations.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2004, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 8.9% in net interest income, based on assets and liabilities at December 31, 2004. At September 30, 2005, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with declines in income associated with our interest rate swap agreements and increases in prevailing interest rates beginning in mid-2004 and continuing in 2005, is reflected in our net interest margin for the three and nine months ended
September 30, 2005 as compared to the comparable periods in 2004 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." During the three and nine months ended September 30, 2005, our asset-sensitive position and overall susceptibility to market risks have not changed materially. However, prevailing interest rates have continued to rise during the three and nine months ended September 30, 2005.

                        ITEM 4 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially effected, or are reasonably likely to materially affect, the Company's control over financial reporting.

                           Part II - OTHER INFORMATION

                                ITEM 6 - EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

           Exhibit Number                     Description
           --------------                     -----------

                 10 Amended and Restated Secured Credit Agreement ($100.0 million Term Loan Facility, $15.0 million Revolving Credit Facility and $7.5 million Letter of Credit Facility), dated as of August 11, 2005, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association - filed herewith.

                31.1 Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer - filed herewith.

                31.2 Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer - filed herewith.

                32.1       Section   1350   Certifications  of  Chief  Executive
                           Officer - filed herewith.

                32.2       Section  1350   Certifications  of  Chief   Financial
                           Officer - filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2005

                                  FIRST BANKS, INC.


                                  By: /s/ Allen H. Blake
                                      ------------------------------------------
                                          Allen H. Blake
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                  By: /s/ Steven F. Schepman
                                      ------------------------------------------
                                          Steven F. Schepman
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                                                    EXHIBIT 31.1

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


Date:  November 14, 2005

                                  FIRST BANKS, INC.


                                  By: /s/ Allen H. Blake
                                      ------------------------------------------
                                          Allen H. Blake
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                                                    EXHIBIT 31.2

                           CERTIFICATIONS REQUIRED BY
                        RULE 13a-14(a) OR RULE 15d-14(a)
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934


I, Steven F. Schepman, certify that:

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


Date:  November 14, 2005

                                  FIRST BANKS, INC.


                                  By: /s/ Steven F. Schepman
                                      ------------------------------------------
                                          Steven F. Schepman
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                                                    EXHIBIT 32.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350


         I,  Allen H.  Blake,  President  and Chief  Executive  Officer of First
Banks,  Inc.  (the  "Company"),   certify,   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2005 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date:  November 14, 2005

                                  By: /s/ Allen H. Blake
                                      ------------------------------------------
                                          Allen H. Blake
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                                                    EXHIBIT 32.2

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350


         I, Steven F. Schepman, Chief Financial Officer of First Banks, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2005 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  The  information  contained in the Report fairly presents,  in all
              material  respects,   the   financial  condition  and  results  of
              operations of the Company.


Date:  November 14, 2005

                                  By: /s/ Steven F. Schepman
                                      ------------------------------------------
                                          Steven F. Schepman
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)