Form 10-K
period 2005-12-31
FIRST BANKS INC
filed 2006-03-27
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                                 (314) 854-4600
              (Registrant's telephone number, including area code)
                   -------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                Title of each class                     on which registered
                -------------------                     -------------------

    8.15% Cumulative Trust Preferred Securities
  (issued by First Preferred Capital Trust IV and     New York Stock Exchange
         guaranteed by First Banks, Inc.)

           Securities registered pursuant to Section 12(g) of the Act:

                  9.00% Cumulative Trust Preferred Securities
                (issued by First Preferred Capital Trust III and
                        guaranteed by First Banks, Inc.)
                                (Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [X] No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

 Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

         None of the voting stock of the Company is held by non-affiliates. All of the voting stock of the Company is owned by various trusts, which were created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board of Directors, and members of his immediate family.

         At March 27, 2006, there were 23,661 shares of the registrant's common stock outstanding.


                                                 FIRST BANKS, INC.

                                           2005 FORM 10-K ANNUAL REPORT

                                                 TABLE OF CONTENTS
                                                                                                            Page
                                                                                                            ----
                                                      Part I
     Item 1.    Business...............................................................................       1
     Item 1A.   Risk Factors...........................................................................      17
     Item 1B.   Unresolved Staff Comments..............................................................      18
     Item 2.    Properties.............................................................................      18
     Item 3.    Legal Proceedings......................................................................      19
     Item 4.    Submission of Matters to a Vote of Security Holders....................................      19

                                                      Part II
     Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities..........................................      19
     Item 6.    Selected Financial Data................................................................      20
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................................      21
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................      55
     Item 8.    Financial Statements and Supplementary Data............................................      55
     Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...........................................................      55
     Item 9A.   Controls and Procedures................................................................      55
     Item 9B.   Other Information......................................................................      55

                                                      Part III
     Item 10.   Directors and Executive Officers of the Registrant.....................................      56
     Item 11.   Executive Compensation.................................................................      60
     Item 12.   Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters....................................................      61
     Item 13.   Certain Relationships and Related Transactions.........................................      62
     Item 14.   Principal Accountant Fees and Services.................................................      62

                                                      Part IV
     Item 15.   Exhibits, Financial Statements Schedules...............................................      63

     Signatures........................................................................................     111

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

                                     PART I

Item 1.  Business

General. We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries, First Bank Business Capital, Inc. (formerly FB Commercial Finance, Inc.), Missouri Valley Partners, Inc. and Small Business Loan Source LLC, or SBLS LLC, which, except for SBLS LLC, are wholly owned subsidiaries. First Bank currently operates 178 branch offices in California, Illinois, Missouri and Texas. Since 1994, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. At December 31, 2005, we had assets of $9.17 billion, loans, net of unearned discount, of $7.02 billion, deposits of $7.54 billion and stockholders' equity of $678.9 million.

         Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.

         Through First Bank, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, and asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, trust, private banking and institutional money management services.

         Primary responsibility for managing our banking units rests with the officers and directors of each unit, but we centralize many of our overall corporate policies, procedures and administrative functions and provide centralized operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our banking units to focus on customer service.

         Since 1996, we have formed 10 financing entities that operate as affiliated business or statutory trusts. These trusts, of which six were outstanding at December 31, 2005, were created for the sole purpose of issuing trust preferred securities, and the sole assets of the trusts are our subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts, as outlined in the following table and more fully described in Note 12 to our Consolidated Financial Statements. We pay interest on our subordinated debentures to our respective financing entities. In turn, our financing entities pay distributions to the holders of the trust preferred securities. These interest and distribution payments are paid quarterly in arrears, in March, June, September, and December of each year, with the exception of the trust preferred securities and related subordinated debentures of First Bank Capital Trust, which are payable semi-annually in arrears in April and October of each year. The distributions payable on our subordinated debentures are included in interest expense in our consolidated statements of income.

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
First Bank Statutory Trust II      September 2004      Private Placement      Variable     20,000,000      20,619,000
First Bank Statutory Trust III     November 2004       Private Placement      Variable     40,000,000      41,238,000
First Bank Statutory Trust IV      February 2006       Private Placement      Variable     40,000,000      41,238,000


         Each of our existing financing entities operates as a Delaware business trust with the exception of First Bank Statutory Trust, which operates as a Connecticut statutory trust. The trust preferred securities issued by First Preferred Capital Trust III are publicly held and traded on the Nasdaq Stock Market's National Market system. The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange. The trust preferred securities issued by First Bank Capital Trust, First Bank Statutory Trust, First Bank Statutory Trust II, or FBST II, and First Bank Statutory Trust III, or FBST III, were issued in private placements and rank equal to the trust preferred securities issued by First Preferred Capital Trust IV, and junior to the trust preferred securities issued by First Preferred Capital Trust III. The trust preferred securities have no voting rights except in certain limited circumstances.

Strategy. In the development of our banking franchise, we acquire other entities providing financial services as one means of achieving our growth objectives and to augment internal growth. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area, to enable us to enter new or noncontiguous markets or to enable us to expand the array of financial services that we provide. Due to the nature of our ownership, we have elected to only engage in those acquisitions that can be accomplished for cash, rather than by issuing securities. However, by using cash in our acquisitions, the characteristics of the acquisition arena may, at times, place us at a competitive disadvantage relative to other acquirers offering stock transactions. This results from the market attractiveness of other financial institutions' stock and the advantages of tax-free exchanges to the selling shareholders. Our acquisition activities are generally somewhat sporadic because we may consummate multiple transactions in a particular period, followed by a substantially less active acquisition period. Furthermore, the intangible assets recorded in conjunction with these acquisitions create an immediate reduction in our regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.

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

         During the five years ended December 31, 2005, we completed ten acquisitions of banks, one acquisition of a loan origination business, and two purchases of branch offices, which provided us with an aggregate of $2.84 billion in assets and 53 banking locations as of the dates of the acquisitions. This included five bank acquisitions in metropolitan Chicago, Illinois, and three in metropolitan Los Angeles, California. Our acquisitions of FBA Bancorp, Inc., or FBA, in Chicago, Illinois, in April 2005, and Northway State Bank, or NSB, in Grayslake, Illinois, in November 2005, served to further expand our growing Chicago banking franchise with the addition of four banking offices and $123.7 million in assets. In September 2005, we expanded our southern California banking franchise with our acquisition of International Bank of California, or IBOC, in Los Angeles, California, which provided five additional banking locations. We also completed a purchase of the Roodhouse, Illinois, branch office from Bank and Trust Company in September 2005. In addition, in 2005, we announced plans to expand our Dallas, Texas banking franchise with our acquisition of First National Bank of Sachse, or FNBS, which was completed on January 3, 2006, and our acquisition of the branch office of Dallas National Bank in Richardson, Texas, or East Renner Branch, which was completed on January 20, 2006. We also announced plans to acquire Pittsfield Community Bancorp, Inc., or Bancorp, and its wholly owned banking subsidiary, Community Bank of Pittsfield, or Pittsfield, in Pittsfield, Illinois, and First Independent National Bank, in Plano, Texas. In 2004, we expanded our Chicago, Illinois banking franchise with our acquisition of Continental Mortgage Corporation - Delaware, or CMC, in Aurora, Illinois, which provided an additional two banking offices and $140.7 million in assets, and Hillside Investors, Ltd., or Hillside, and its wholly owned banking subsidiary, CIB Bank (collectively, CIB Bank), in Hillside, Illinois. The acquisition of CIB Bank represented the largest acquisition in our history, providing us with assets of $1.20 billion and expanding our branch banking network in the Chicago metropolitan area by an additional 16 branch offices. In August 2004, we acquired substantially all of the assets of Small Business Loan Source, Inc., or SBLS, in Houston, Texas, which originates, sells and services United States Small Business Administration, or SBA, loans to small business concerns. In 2003, we further expanded our Midwest banking franchise with our acquisition of Bank of Ste. Genevieve, or BSG, in Ste. Genevieve, Missouri. These acquisitions have allowed us to significantly expand our presence throughout our geographic markets, improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services.

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

         The post-acquisition process also includes the combining of separate and distinct entities together to form a cohesive organization with common objectives and focus. We have invested significant resources to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for the combined entity to take advantage of the opportunities available to it. This investment contributed to increases in noninterest expense, and resulted in the creation of new banking units within the newly integrated combined entity, which conveyed a more consistent image and quality of service. The new banking units provide a broad array of banking products to their customers and generally compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources. While some of these modifications did not contribute to reductions of noninterest expense, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their prospects for improving future profitability.

         In 2002 and 2003, our acquisition prospects were somewhat limited primarily due to the market environment requiring significantly higher premiums in order to transact financial institution acquisitions. As a result, we expanded our business strategy to include the opening of de novo branch offices as another means of achieving our growth objectives. Our de novo branch strategy also provides similar opportunities to our acquisition strategy by allowing us to enhance our presence in our existing markets and enter new markets. Additionally, we generally have more flexibility in selecting the most opportunistic sites for our de novo branches, constructing the branch offices in accordance with our standard business model and marketing and promoting our customized products and services under our long-established trade name. In 2004, we opened four de novo branches in Houston and McKinney, Texas, Wildwood, Missouri, which is located in West St. Louis County, and in San Diego, California. In January 2005, we opened an additional de novo branch in Farmington, Missouri. Furthermore, we have plans to open several additional de novo branch offices in 2006. We expect to further concentrate our efforts on this portion of our business strategy while continuing to identify viable acquisition candidates at reasonable acquisition premiums that are commensurate with our established acquisition strategy.

         In conjunction with our de novo and acquisition strategy, we have also focused on building and reorganizing the infrastructure necessary to accomplish our objectives for internal growth. Our organization is structured to leverage a strong sales organization in each of our major market areas. Within the individual markets, the sales organization is supported by a regional structure to position it to serve the market opportunities within each area in the four states that we operate. We are committed to serving the small business and mid-sized commercial segments along with the retail consumer market. We have devoted significant resources to improving our infrastructure dedicated to rapid approval, underwriting and documentation of consumer loans, strengthening our small business services area, increasing our commercial business development staff, reorganizing our marketing and product management areas, improving the quality and depth of our regional commercial and consumer management groups, and increasing resources for financial service product line and delivery systems, branch development and training, and administrative and operational support. With the significant expansion of our Chicago banking franchise in the past two years, we have created a complete regional structure in the Chicago area as well as three additional commercial banking groups to better service our credit administration, commercial real estate and commercial and industrial banking groups, branch administration, credit review, and human resources and training functions. We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have led to certain increased capital expenditures and noninterest expenses, we expect they will lead to additional internal growth, more efficient operations and improved profitability over the long term, in accordance with our long-term corporate vision.

Lending Activities. Our enhanced business development resources assisted in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management members of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in the portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans which were acquired during this time through payments, refinancing with other financial institutions, charge-offs and, in certain instances, sales of loans. As a result, our portfolio of consumer and installment loans, net of unearned discount, decreased significantly from $174.3 million, or 3.7% of total loans, excluding loans held for sale, at December 31, 2000, to $51.8 million, or 0.8% of total loans, excluding loans held for sale, at December 31, 2005. The decrease primarily reflects reductions in our indirect auto, credit card and student loan portfolios. The sale of our student loan and credit card portfolios in 2001 was consistent with our objective of reducing the amount of less profitable loans and expanding our commercial lending and other consumer loans, including home equity loans. We do not have any continuing involvement in the transferred assets relating to the student loan and credit card portfolios sold in 2001. Our expansion of other consumer loans is reflected in our portfolio of one-to-four family residential real estate mortgage loans, excluding loans held for sale, which increased from $726.5 million, or 15.5% of total loans, excluding loans held for sale, at December 31, 2000, to $1.21 billion, or 18.1% of total loans, excluding loans held for sale, at December 31, 2005, in line with our current focus to increase residential mortgage loans and home equity lines. Our business strategy decision in mid-2003 to retain a portion of our new loan production in our real estate mortgage portfolio to provide more diversification within the portfolio and to compensate for continued weak loan demand in other sectors of our loan portfolio, as well as our business strategy in the third quarter of 2005 to retain additional mortgage loan production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products, contributed to this increase.

         As components of acquired loan portfolios decreased, we replaced them with higher yielding loans that were internally generated by our business development function. With our acquisitions, we expanded our business development function into the newly acquired market areas. We have continued to grow through internal growth and acquisitions, and completed the largest acquisition in our history in November 2004. Consequently, in spite of relatively large reductions in certain acquired portfolios, our aggregate loan portfolio, net of unearned discount, increased 47.7% from $4.75 billion at December 31, 2000, to $7.02 billion at December 31, 2005.

         Our business development efforts are primarily focused on the origination of loans in three general types: commercial, financial and agricultural loans, including lease financing, which totaled $1.62 billion, or 23.1% of total loans, at December 31, 2005; commercial real estate mortgage loans, which totaled $2.11 billion, or 30.1% of total loans, at December 31, 2005; and real estate construction and land development loans, which totaled $1.56 billion, or 22.3% of total loans, at December 31, 2005. We have also focused our efforts on retaining certain residential real estate mortgage loans in our loan portfolio. Such loans totaled approximately $1.21 billion, or 17.3% of total loans, at December 31, 2005.

         The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers' ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews.

         Commercial loans are made to customers primarily located in First Bank's geographic trade areas of California, Illinois, Missouri and Texas who are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships with our commercial borrowers, particularly deposit accounts.

         Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner's occupancy. The underwriting of owner occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, hospitality, industrial and warehouse facilities and recreational properties. We rarely finance commercial real estate or rental properties that do not have lease commitments for a majority of the rentable space.

         Construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the financing from the bank. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is within our trade area for which the particular project may be outside our normal trade area. However, we generally do not engage in developing commercial and residential construction lending business outside of our trade area, although certain of the loans acquired in recent acquisitions have resulted in this situation. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.

         In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, most loans to borrowing entities other than individuals require the guarantee of the parent company or entity sponsor, or in the case of smaller entities, the personal guarantees of the principals.

         Our commercial leasing portfolio totaled $3.0 million and $5.9 million at December 31, 2005 and 2004, respectively, reflecting significant reductions from $124.1 million at December 31, 2000. This portfolio consisted of leases originated by our former subsidiary, First Capital Group, Inc., headquartered in Albuquerque, New Mexico, primarily through third parties, on commercial equipment including aircraft parts and equipment. During 2002, we changed the nature of this business, ultimately deciding to discontinue the operations of First Capital Group, Inc. and transfer all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri. Furthermore, in June 2004, we completed the sale of a significant portion of our commercial leasing portfolio, resulting in a reduction of the commercial leasing portfolio by $33.1 million to $9.6 million. The portfolio has been further reduced to $3.0 million at December 31, 2005.

         Our nonperforming loans were $97.2 million, $85.8 million and $75.4 million at December 31, 2005, 2004 and 2003, respectively, representing 1.38%, 1.40% and 1.41%, respectively, of total loans. These levels of nonperforming loans are higher than our historical averages which we attribute to our acquisitions, total portfolio growth and increased commercial lending activities. During 2005, we experienced continued improvement in our portfolio of nonperforming assets through the first nine months of the year, however, further deterioration of certain acquired loans in the fourth quarter of 2005 contributed to an overall increase in nonperforming loans for 2005 and the decision to sell certain loans and transfer them to loans held for sale. This increase was primarily associated with the deterioration of a few large credit relationships in the Midwest region during the fourth quarter of 2005, including two large credit relationships of $14.9 million and $16.6 million, or $31.5 million in aggregate. As a result, on December 31, 2005, we recognized $7.6 million of loan charge-offs in conjunction with the transfer of approximately $59.7 million of nonperforming loans to our held for sale portfolio. These loans included the two large credit relationships that had deteriorated during the fourth quarter of 2005 and one credit relationship of $12.4 million that was included in nonperforming loans at December 31, 2004 with a value of $14.5 million, all of which were acquired in the purchase of CIB Bank. The $59.7 million represents the estimated fair value, net of costs, that is expected to be realized at the time of sale. In January 2006, we received a payoff on one of the nonperforming loans in our held for sale portfolio, reducing the held for sale portfolio by $12.4 million and resulting in the recognition of a $5.0 million loan recovery. Furthermore, in March 2006, we completed the sale of a majority of the remaining nonaccrual loans in our held for sale portfolio, reducing the held for sale portfolio by $32.5 million. We continue to actively market the remaining loans held for sale through an independent third party. The overall increase in nonperforming loans in 2005 was partially offset by significant improvement of 21.0% in the level of nonperforming loans during the first three quarters of 2005 resulting from the sale of certain acquired nonperforming loans, strengthening of certain loans, and loan payoffs and/or external refinancing of various credits. A portion of the loan payoffs and sales during the first quarter of 2005 pertaining to certain acquired nonperforming loans that were classified as loans held for sale as of December 31, 2004 contributed to a reallocation of the purchase price on our acquisition of CIB Bank, as further discussed in Note 2 to our Consolidated Financial Statements.

         The level of nonperforming loans associated with our acquisitions completed in 2005 was not significant. Our nonperforming assets, exclusive of the 2004 acquisitions, exhibited substantial improvement throughout 2004, primarily as a result of significant loan payoffs, the liquidation of certain real property that had been acquired through foreclosure, the sale of a portion of our commercial leasing portfolio, the sale of certain acquired nonperforming loans, the strengthening of certain loans and our continued efforts to improve asset quality. However, as we continued to further analyze the CIB Bank acquisition, we determined the level of problem loans that we expected to acquire with this acquisition would, when combined with our existing portfolio of such loans, result in a level of problem loans that was unacceptable to management. Consequently, during the fourth quarter of 2004, we completed the sale of approximately $50.2 million of problem loans, including $19.1 million of nonperforming loans, which include loans on nonaccrual status and restructured loans. Additionally, at December 31, 2004, we had $12.9 million of loans classified as held for sale that we acquired from CIB Bank that were subsequently sold in early 2005, as previously discussed. The increase in nonperforming loans in 2002 and 2003 was primarily attributable to general economic conditions, additional problems identified in certain acquired loan portfolios and the continued deterioration of the portfolio of leases in our commercial leasing portfolio, particularly the segment related to the airline industry. Furthermore, in January 2003, we foreclosed on a residential and recreational development property that had been placed on nonaccrual status during the second quarter of 2002. The relationship related to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing, project delays and weak project management. We sold this property in February 2004, thereby reducing our nonperforming assets by $9.2 million, and realizing a gain of $2.7 million, before applicable income taxes. We believe these increases in nonperforming assets, while partially attributable to our acquisitions and the overall risk in our loan portfolio, are reflective of cyclical trends experienced within the banking industry as a result of economic conditions within our market areas. We continue our efforts to improve asset quality through an ongoing process of problem loan work-out, loan payoffs and external refinancings, and the sale of certain nonperforming loans. Loans past due 90 days or more and still accruing interest showed significant improvement during 2005, decreasing $23.1 million to $5.6 million at December 31, 2005, from $28.7 million at December 31, 2004 and $2.8 million at December 31, 2003. Loan charge-offs, net of recoveries, decreased to $13.4 million for 2005, compared to $24.8 million for 2004 and $32.7 million for 2003, as further discussed under "--Loans and Allowance for Loan Losses."

         The results of our due diligence reviews of the loan portfolios of CMC and CIB Bank prior to their acquisition indicated significant asset quality problems and, particularly with respect to CIB Bank, a significant concentration in commercial real estate loans outstanding to a relatively small number of borrowers. The acquisition of CMC in July 2004 resulted in a $2.5 million increase in our nonperforming loans, which have subsequently declined to $1.9 million and $400,000 at December 31, 2004 and 2005, respectively. Also, the acquisition of CIB Bank resulted in a significant increase in our nonperforming loans. As of the date of the acquisition, November 30, 2004, CIB Bank had $60.3 million of nonperforming loans, which represented approximately 8.8% of CIB Bank's total loan portfolio. As a result of loan payoffs, the level of nonperforming loans related to our CIB Bank acquisition declined to $50.5 million at December 31, 2004, representing 58.8% of nonperforming loans. The level of nonperforming loans related to our CIB Bank acquisition further declined to $32.8 million, or 48.4% of nonperforming loans at September 30, 2005, resulting from sales of loans and additional loan payoffs. However, as a result of further deterioration of a few credit relationships in the fourth quarter of 2005, the level of nonperforming loans related to our CIB Bank acquisition increased to $55.0 million, or 56.6% of nonperforming loans, at December 31, 2005. We had anticipated these problems in negotiating the acquisition price of CIB Bank. In 2004, we transferred $18.3 million of CIB Bank's nonperforming loans to loans held for sale and recorded a corresponding charge of $5.4 million to our allowance for loan losses to reduce the loans held for sale to their estimated fair value, net of costs, that was expected to be realized at the time of the sale. While CIB Bank had utilized a long-term workout strategy to address certain nonperforming assets, our strategy is to address problem assets in a more accelerated manner. Accordingly, we elected to hold for sale a portion of the problem assets acquired from CIB Bank. Furthermore, we increased the allowance for loan losses by $15.7 million to reflect the additional reserves associated with the loans transferred to loans held for sale and the application of our loss factors to CIB Bank's loan portfolio risk ratings. This reflects our use of strategies for more rapid disposition and recovery of certain acquired classified and nonperforming assets. As further described in Note 2 to our Consolidated Financial Statements, we completed the sale of these loans during the first and second quarters of 2005. We recorded a $10.0 million reduction in goodwill to adjust loans held for sale, net of the related tax effect, as a result of loan payoffs and significantly higher sales prices received over the original third-party bid estimates for certain loans held for sale. At December 31, 2005, we transferred an additional $56.1 million of nonperforming loans associated with our acquisition of CIB Bank to loans held for sale and recorded a $6.0 million charge-off to our allowance for loan losses to reduce the loans held for sale to their estimated fair value, net of costs, that is expected to be realized at the time of the sale. We are actively marketing these loans through an independent third party. These nonperforming loans will continue to be a primary focus of members of our Credit Administration function as we work to resolve the individual issues surrounding these credit relationships that led to their deterioration.

         SBLS LLC's purchase of substantially all of the assets of SBLS in August 2004 resulted in an increase to nonperforming loans of $8.8 million, which represented approximately 36.7% of SBLS's loan portfolio at the time of acquisition. SBLS LLC held a significant concentration of assets associated with the shrimping vessel industry, reflected in both loans and other repossessed assets. The shrimping vessel industry concentration and its depressed status were reflected in our net asset purchase price. SBLS LLC's nonperforming loans have declined since the date of acquisition to $6.2 million and $1.8 million at December 31, 2004 and 2005, respectively. SBLS LLC's asset concentration associated with the distressed shrimping vessels industry further deteriorated in 2005 due to higher interest rates, increased fuel costs, and the physical damage to several of the vessels by Hurricane Katrina. As a result, the SBA agreed to repurchase SBLS LLC's entire shrimping vessels portfolio, and these loans were placed in liquidation status resulting in the recognition of substantial loan losses in 2005. SBLS LLC's net loan charge-offs were $3.8 million for 2005, compared to $690,000 for 2004.

         During 2001 and 2002, the nation generally experienced a relatively mild, but prolonged economic slow down that affected us and much of the banking industry. This was exacerbated by the terrorist attacks in late 2001 and the effects the attacks and related governmental responses had on economic activity. In 2003, we continued to experience weak economic conditions in our market areas, despite some slight economic improvements in certain sectors. The overall effects of the economic downturn have been inconsistent between various geographic areas of the country, as well as different segments of the economy. To us, the effects of the downturn can be observed in generally lower interest rates, which have a negative impact on our net interest income, and on the performance of our loan portfolio, which is reflected in higher delinquencies, nonperforming assets, charge-offs and provisions for loan losses, as well as reduced loan demand from customers. The impact of lower interest rates was significantly reduced through the use of various derivative financial instruments that provide hedges of this interest rate risk. However, the benefit of these derivative financial instruments was substantially reduced in late 2004 and 2005 with the maturity and termination of certain interest rate swap agreements and increases in the overall interest rates that began in mid-2004 and continued throughout 2005, as further discussed under "--Interest Rate Risk Management." During 2002 and 2003, we incurred continued asset quality issues that were at least partially attributable to economic conditions. During 2004 and 2005, certain sectors of the economy have stabilized, which contributed to the overall improvement in our asset quality, exclusive of our 2004 acquisition transactions. During 2005, our asset quality reflected substantial improvement during the first nine months as a result of the sale of certain acquired nonperforming loans, the strengthening of certain loans, and loan payoffs and external refinancing of various credits. However, as a result of further deterioration of a few large relationships in the fourth quarter of 2005, our overall level of nonperforming assets increased during 2005.

         Within our market areas, the impact of the economy has become evident at different times. In our Midwest market, a perceptible increase in loan delinquencies began in late 2000 and continued throughout 2001, with some modest improvement in 2002 and 2003. The increase in delinquencies was primarily focused in commercial, financial and agricultural loans, lease financing loans and, to a lesser extent, commercial real estate loans, and initially involved borrowers that had already encountered some operating problems that continued to deteriorate as the economy became weaker. Included in this were loans on hotels and leases to the commercial airline industry. In both instances, the industry had been suffering from overcapacity prior to 2001, which then became much worse with the economic downturn and the effects of terrorist attacks. As the recession continued, the effects expanded to companies that had been stronger, but succumbed to the ongoing effects of slowed economic activity. We sold a significant portion of the remaining leases in our commercial leasing portfolio in June 2004. While we recognized a trend in asset quality improvement, we recorded a significant increase in the level of our nonperforming loans associated with our acquisition of CIB Bank. Nonperforming loans and leases for the Midwest region were $82.8 million at December 31, 2005, compared to $76.0 million and $56.2 million at December 31, 2004 and 2003, respectively.
Nonperforming loans associated with our acquisition of CIB Bank were $55.0 million and $50.5 million at December 31, 2005 and 2004, respectively. The significant improvement in nonperforming assets that was reflected during most of 2004 was offset by the previously discussed increase in nonperforming assets resulting from our acquisitions of CMC and CIB Bank. We saw a significant improvement in nonperforming loans during the first nine months of 2005, which, however, was offset by further deterioration of a few credit relationships, primarily associated with CIB Bank, during the fourth quarter of 2005, as previously discussed. We continue to address the significant asset quality issues that we inherited with our acquisition of CIB Bank and expect these issues to improve over time through our efforts to improve nonperforming loans.

Net loan charge-offs for our Midwest banking region decreased to $8.7 million for the year ended December 31, 2005, compared to $11.2 million and $25.7 million for the years ended December 31, 2004 and 2003, respectively. The decrease in 2005 is primarily attributable to the strengthening of asset quality related to our core portfolio throughout most of 2005. The decrease in 2004 is attributable to a $14.7 million decrease in net loan charge-offs associated with our commercial leasing business, partially offset by a $3.0 million increase in net loan charge-offs associated with our CMC loan portfolio. The increase for 2003 is attributable to a $6.4 million increase in net loan charge-offs in our commercial leasing portfolio.

         Our California banking region recognized net loan recoveries of $704,000 and $680,000 for the years ended December 31, 2005 and 2003, respectively. In 2004, we experienced certain problems with two significant commercial credit relationships concentrated in a single lending unit in the southern California region. As a result, net loan charge-offs in our California banking region for the year ended December 31, 2004 were $8.6 million, and included $6.9 million of charge-offs related to these two individual relationships. Nonperforming loans for our California banking region were $8.7 million at December 31, 2005, compared to $1.6 million and $13.0 million at December 31, 2004 and 2003, respectively. Generally, the effects on us of the economic downturn in California have been primarily limited to the San Francisco Bay area, including the area known as "Silicon Valley." Although we have a substantial banking presence in the San Francisco Bay area, we have relatively little direct exposure to the high technology companies. Consequently, the decline in that industry beginning in 2000 had little direct effect on our California operations. However, as the magnitude of the problems in the high technology sector increased, the effects spread to companies that were suppliers and servicers of the high technology sector, and to commercial real estate in the area. As a result, our asset quality issues in California have been primarily concentrated within the San Francisco Bay area, and generally do not involve Southern California or the Sacramento-Roseville area in Northern California.

         Our Texas banking operation represents a somewhat smaller portion of our overall lending function. The Texas economy has generally continued to be fairly strong, resulting in relatively few asset quality issues. Total nonperforming loans for this region were $5.7 million and $8.2 million at December 31, 2005 and 2004, respectively, of which $1.8 million and $6.2 million, respectively, were associated with SBLS LLC, whose loan portfolio included a significant concentration of assets associated with the distressed shrimping vessels industry, as previously discussed. Net loan charge-offs for the Texas region were $5.4 million for the year ended December 31, 2005, and included $3.8 million of net loan charge-offs associated with SBLS LLC. Net loan charge-offs for 2004 were $4.9 million and included $3.4 million on two credit relationships and $690,000 of net loan charge-offs related to our purchase of assets from SBLS. We recorded net loan charge-offs for our Texas region of $7.7 million for the year ended December 31, 2003, which included $6.6 million associated with three credit relationships.

         In addition to restructuring our loan portfolio, we also have changed the composition of our deposit base. The deposit mix of 2005 reflects our continued efforts in this regard as a majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits. We have also expanded our development of multiple account relationships with individual customers, expanding our relationship with existing customers and expanding the products provided to our customers. This growth is accomplished by cross-selling various products and services, packaging account types and offering incentives to deposit customers on other deposit or non-deposit services. The expansion of our small business market lending provides additional opportunities to cross sell other financial services such as investment, trust, insurance and traditional personal banking services to small business owners. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with us. Although time deposits have increased to $3.15 billion at December 31, 2005, they represented 41.8% of total deposits, as compared to $2.31 billion, or 46.0% of total deposits at December 31, 2000. Total demand and savings accounts have increased to $4.39 billion, or 58.2% of total deposits, at December 31, 2005, from $2.70 billion, or 54.0% of total deposits, at December 31, 2000, reflecting our continued focus on transactional accounts and full service deposit relationships with our customers.

         Despite the significant expenses we incurred in the amalgamation of the acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the increased net interest income resulting from the transition in the composition of our loan and deposit portfolios have contributed to improving net income. For the years ended December 31, 2005 and 2004, net income was $96.9 million and $82.9 million, respectively, compared to $62.8 million, $45.2 million and $64.5 million in 2003, 2002 and 2001, respectively. The negative provision for loan losses of $4.0 million in 2005 reflects a significant reduction in net loan charge-offs and, exclusive of a deterioration of certain credit relationships during the fourth quarter of 2005 that were associated with our acquisition of CIB Bank, an overall improvement in asset quality and reduced levels of nonperforming loans during the first nine months of 2005, as further discussed under "--Comparison of Results of Operations for 2005 and 2004 -

Provision for Loan Losses" and under "--Loans and Allowance for Loan Losses." The higher-than-historical provision for loan losses in 2003 reflects the then current economic environment and significantly increased loan charge-off, delinquency and nonperforming trends. The reduced provision for loan losses in 2004 reflects loan sales of problem credits and, exclusive of 2004 acquisition activity, an overall improvement in asset quality, reduced levels of nonperforming loans and lower net loan charge-offs, as further discussed under "--Comparison of Results of Operations for 2004 and 2003 - Provision for Loan Losses." Although we anticipate certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with some acquisitions. Accordingly, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for further growth through acquisitions and expansionary de novo branch activities.

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

         During the three years ended December 31, 2005, we completed six acquisitions of banks, one branch office purchase and purchased substantially all of the assets and assumed certain liabilities of a company that originates, sells and services SBA loans to small business concerns. As demonstrated in the following table, our acquisitions during the three years ended December 31, 2005 have primarily served to significantly increase our presence in the metropolitan Chicago, Illinois market and to further augment our existing markets and our California and Midwest banking franchises. These transactions, which are further described in Note 2 to our Consolidated Financial Statements, are summarized as follows:

                                                Loans,                                                     Number
                                                Net of                                                       of
           Entity /                  Total     Unearned  Investment               Purchase                 Banking
         Closing Date                Assets    Discount  Securities    Deposits     Price      Goodwill   Locations
         ------------                ------    --------  ----------    --------     -----      --------   ---------
                                                         (dollars expressed in thousands)
    2005
    ----
      Northway State Bank
      Grayslake, Illinois
      October 31, 2005           $    50,400     41,800         --       45,200     10,300        3,800        1

      International Bank of
      California
      Los Angeles, California
      September 30, 2005             151,600    113,500     14,700      132,100     33,700       12,000        5

      Bank and Trust Company
      Roodhouse, Illinois
      Branch Office (1)
      September 23, 2005               5,000         --         --        5,100         --           --       --

      FBA Bancorp, Inc.
      Chicago, Illinois
      April 29, 2005                  73,300     54,300      5,400       55,700     10,500        2,800        3
                                 -----------    -------    -------    ---------    -------      -------       --
                                 $   280,300    209,600     20,100      238,100     54,500       18,600        9
                                 ===========    =======    =======    =========    =======      =======       ==


    2004
    ----
      Hillside Investors, Ltd.
      Hillside, Illinois
      November 30, 2004          $ 1,196,700    683,300    393,200    1,102,000     67,400           --       16

      Small Business Loan
      Source, Inc. (2)
      Houston, Texas
      August 31, 2004                 47,100     24,000         --           --     45,600        5,900       --

      Continental Mortgage
      Corporation - Delaware
      Aurora, Illinois
      July 30, 2004                  140,700     73,600     44,800      104,600      4,200 (3)      100        2
                                 -----------    -------    -------    ---------    -------      -------       --
                                 $ 1,384,500    780,900    438,000    1,206,600    117,200        6,000       18
                                 ===========    =======    =======    =========    =======      =======       ==

    2003
    ----
      Bank of Ste. Genevieve
      Ste. Genevieve, Missouri
      March 31, 2003             $   115,100     43,700     47,800       93,700     15,400 (4)      900        2
                                 ===========    =======    =======    =========    =======      =======       ==
    ---------------
    (1)  The Roodhouse,  Illinois branch of Bank  and Trust Company was  acquired by First Bank through a purchase of certain  assets and  assumption of  certain  liabilities  of  the  branch  office.  Total  assets  consisted primarily  of cash received upon assumption of the deposit liabilities.
    (2)  SBLS LLC, a Nevada-based  limited  liability company and subsidiary of First Bank,  purchased  substantially all of  the  assets  and  assumed  certain  liabilities of SBLS. In conjunction with this  transaction,  on
         August 30, 2004,  First Bank  granted to First Capital America, Inc., or  FCA, a corporation   owned  by our
         Chairman and members of his immediate family, an option to purchase Membership  Interests  of  SBLS LLC. FCA exercised  this  option  on June 30,  2005 and paid First  Bank  $7.4 million in cash.  As a  result of this transaction,  SBLS LLC  became 51.0% owned by First Bank and 49.0% owned by FCA.
    (3)  In conjunction with the acquisition of CMC, First Banks redeemed in full all of the outstanding subordinated promissory  notes of CMC, including  accumulated  accrued  and unpaid  interest,  totaling  $4.5  million in aggregate.
    (4)  First  Banks  completed  its acquisition  of  BSG  in exchange for approximately 974,150 shares of Allegiant
         Bancorp, Inc., or Allegiant,  common stock previously  held  based  upon an  agreed-upon  purchase  price of
         $18.375 per share, or $17.9 million. However, in  conjunction  with a  litigation settlement related to this
         transaction that occurred during the fourth quarter of 2005,  First Banks received 75,758 shares of   common
         stock of National  City  Corporation,  successor to  Allegiant,  with a  fair  value of  approximately  $2.5 million  at  the  time  of  the  settlement,  as  further described in Note 2 to our Consolidated  Financial
         Statements.

         We funded the completed acquisitions from available cash reserves, borrowings under our term loan and revolving credit agreements, proceeds from the issuance of subordinated debentures, dividends from subsidiaries, and/or exchanges of available-for-sale investment securities.

         Pending Acquisitions. On August 1, 2005, we executed an Agreement and Plan of Reorganization, which was restated as a Stock Purchase Agreement with certain shareholders of FNBS on October 28, 2005, that provided for First Banks to acquire the outstanding common stock of FNBS for $45.62 per share. FNBS operated one banking office in Sachse, Texas, located in the northeast Dallas metropolitan area. As further described in Note 25 to our Consolidated Financial Statements, we completed our acquisition of FNBS on January 3, 2006. At the time of the acquisition, FNBS had assets of $76.1 million, loans, net of unearned discount, of $49.3 million, deposits of $66.2 million and stockholders' equity of $9.9 million.

         On November 18, 2005, we executed a Branch Purchase and Assumption Agreement that provided for First Bank to acquire the East Renner Branch located at 4251 East Renner Road, in Richardson, Texas. As further described in Note 25 to our Consolidated Financial Statements, First Bank completed its purchase of assets and assumption of liabilities of the East Renner Branch on January 20, 2006. At the time of the acquisition, the East Renner Branch had assets of approximately $667,000, including loans, net of unearned discount, of approximately $144,000, and deposits of approximately $1.1 million.

         On December 19, 2005, we executed an Agreement and Plan of Reorganization providing for the acquisition of Bancorp, and its wholly owned banking subsidiary, Pittsfield, for approximately $4.9 million in cash. Pittsfield is headquartered in Pittsfield, Illinois and operates two banking offices, one in Pittsfield, Illinois, and one in Mount Sterling, Illinois. The transaction, which is subject to regulatory approvals, is expected to be completed during the second quarter of 2006. At December 31, 2005, Pittsfield reported assets of approximately $17.0 million, loans, net of unearned discount, of approximately $10.7 million, deposits of approximately $13.7 million and stockholders' equity of approximately $2.7 million. As further described in Note 25 to our Consolidated Financial Statements, on March 7, 2006, First Bank executed a Purchase and Assumption Agreement providing for the sale of the banking office located in Mount Sterling, Illinois to Beardstown Savings, s.b. following the completion of our acquisition of Bancorp.

         Subsequent to December 31, 2005, we entered into three agreements related to acquisition transactions, as more fully described in Note 25 to our Consolidated Financial Statements.

         Other Corporate Transactions. During the three years ended December 31, 2005, we opened the following five de novo branch offices:

            Branch Office Location                    Date Opened
            ----------------------                    -----------
             Houston, Texas                        February 9, 2004
             Wildwood, Missouri                    February 20, 2004
             McKinney, Texas                         July 19, 2004
             San Diego, California                  August 16, 2004
             Farmington, Missouri                  January 18, 2005

         On March 31, 2003, we completed the merger of our two wholly owned bank subsidiaries, First Bank and First Bank & Trust, or FB&T, to allow certain administrative and operational economies not available while the two banks maintained separate charters.

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

         On February 6, 2004, First Bank completed its divestiture of one branch office in rural Missouri. On April 16, 2004, First Bank completed its divestiture of one branch office in southern Illinois. These branch divestitures resulted in a reduction of First Bank's deposit base of approximately $23.4 million, and a pre-tax gain of approximately $1.0 million.

         On June 30, 2004, First Bank completed the sale of a significant portion of the leases in its commercial leasing portfolio. The sale reduced our commercial leasing portfolio by approximately $33.1 million to $9.6 million at June 30, 2004. No gain or loss was recorded on the transaction. In conjunction with the transaction, First Bank established a $2.0 million liability associated with the related recourse obligations for certain leases sold, as further described in Note 24 to our Consolidated Financial Statements. Our commercial leasing portfolio has further declined to $3.0 million at December 31, 2005 from $5.9 million at December 31, 2004, reflecting our overall business strategy to reduce commercial leasing activities.

         On March 25, 2005, we completed the merger of two branch offices in Hillside, located in the Chicago, Illinois metropolitan area.

         Acquisition and Integration Costs. We accrue certain costs associated with our acquisitions, as applicable, as of the respective consummation dates that relate to adjustments to the staffing levels of the acquired entities or to the costs of terminating existing information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that we incur relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into our existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in our consolidated statements of income as incurred. Our accrued severance balance of $542,000 at December 31, 2005 is comprised of contractual obligations under salary continuation agreements to six individuals with remaining terms ranging from approximately one to ten years. A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, is included in Note 2 to our Consolidated Financial Statements. These acquisition and integration costs are reflected in accrued and other liabilities in our consolidated balance sheets. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on our consolidated statements of income. As further discussed and quantified under "--Comparison of Results of Operations for 2005 and 2004," and "--Comparison of Results of Operations for 2004 and 2003," we also incur costs associated with our acquisitions that are expensed in our consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities.

Market Area. As of December 31, 2005, First Bank's 177 banking facilities were located in California, Illinois, eastern Missouri and Texas. First Bank operates in the St. Louis metropolitan area, in eastern Missouri and throughout Illinois, including Chicago. First Bank also operates in southern California, including the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; and in Texas in the Houston and Dallas metropolitan areas and in McKinney and Denton. Our larger networks of branch offices are located in high growth markets, specifically, Los Angeles, Orange County, Chicago and metropolitan St. Louis. Through our recent expansion in the Los Angeles area, our largest market area is southern California. Our second and third largest market areas are the St. Louis, Missouri metropolitan area and northern Illinois, primarily resulting from our expansion activities in the Chicago metropolitan area during 2004 and 2005, and our fourth largest market area is northern California.

         The following table lists the market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2005:

                                                                           Total          Deposits        Number
                                                                         Deposits      as a Percentage      of
                               Geographic Area                         (in millions)  of Total Deposits  Locations
                               ---------------                         -------------  -----------------  ---------

Southern California..................................................    $ 1,771.5           23.5%          38
St. Louis, Missouri metropolitan area................................      1,482.3           19.7           29
Northern Illinois....................................................      1,317.8           17.5           34
Northern California..................................................      1,135.6           15.0           16
Central and southern Illinois........................................      1,009.7           13.4           34
Eastern Missouri.....................................................        475.5            6.3           16
Texas................................................................        349.4            4.6           10
                                                                         ---------          -----          ---
     Total deposits..................................................    $ 7,541.8          100.0%         177
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

         We believe we will continue to face competition in the acquisition of independent banks, savings banks and other financial companies. We often compete with larger financial institutions that have substantially greater resources available for making acquisitions.

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

         As a registered bank holding company under the Bank Holding Company Act of 1956, as amended, we are subject to regulation and supervision of the Board of Governors of the Federal Reserve System, or Federal Reserve. We file annual reports with the Federal Reserve and provide to the Federal Reserve additional information as it may require.

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

         In addition to the risk-based standard, we are subject to minimum requirements with respect to the ratio of our Tier I capital to our average assets less goodwill and certain other intangible assets, or the Leverage Ratio. Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. The Office of the Comptroller of the Currency and the FDIC have established capital requirements for banks under their respective jurisdictions that are consistent with those imposed by the Federal Reserve on bank holding companies.

         Information regarding our capital levels and First Bank's capital levels under the federal capital requirements is contained in Note 21 to our Consolidated Financial Statements appearing elsewhere in this report. As further described in Note 21 to our Consolidated Financial Statements, on March 1, 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued inclusion, on a limited basis, of trust preferred securities in Tier I capital. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $81.5 million at December 31, 2005, unless prior permission of the regulatory authorities is obtained.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those financial institutions. These factors are also considered in evaluating mergers, acquisitions and other applications to expand.

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

         The Sarbanes-Oxley Act has and is expected to continue to increase the administrative costs of doing business for public companies; however, we cannot predict the significance of such increase.

The USA Patriot Act. The Patriot Act was enacted in October 2001 in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act is expected to increase the administrative costs and burden of doing business for financial institutions; however, while we cannot predict the full impact of such an increase, we do not expect it to differ from that of other financial institutions.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank discount window, but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks, before borrowing from the Federal Reserve Bank.

         First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in regional banks within those systems. First Bank was in compliance with these requirements at December 31, 2005, with investments of $10.3 million in stock of the Federal Home Loan Bank of Des Moines and $22.2 million in stock of the Federal Reserve Bank of St. Louis. First Bank also holds an investment of $2.0 million in stock of the Federal Home Loan Bank of Chicago, as a nonmember, to collateralize certain Federal Home Loan Bank advances assumed in conjunction with certain acquisition transactions.

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

         >>  the availability of credit at the discount window;

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

Employees

         As of March 27, 2006, we employed approximately 2,530 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Item 1A.   Risk Factors

         Readers of our Annual Report on Form 10-K should consider the risk factors described below in conjunction with the other information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, our Selected Financial Data, our Consolidated Financial Statements and the related notes thereto, and the financial and other data contained elsewhere in this report. See also "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report.

         We pursue acquisitions to supplement our internal growth. Acquisitions involve varying degrees of inherent risk that could affect our profitability. Acquisitions of other banks or businesses may expose us to asset quality problems, higher than anticipated expenses, operational problems or unknown or contingent liabilities of the entities we acquire. If the quantity of these problems exceeds our estimates, our earnings and financial condition may be adversely affected. Furthermore, acquisitions generally require integration of the acquired entity's systems and procedures with ours in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose higher than expected numbers of customers or employees of the acquired business.

         Competition for acquisitions in the financial services industry and our status as a privately held company make our efforts to grow through acquisitions difficult. We face intense competition from other financial institutions in pursuing acquisitions, particularly related to price. Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable, and we expect that this situation will happen again. Because of our intention to remain a closely held company, we do not use our common stock to make acquisitions. Our use of cash as acquisition consideration can be a disadvantage in acquisitions relative to other prospective acquirers in those instances in which selling stockholders desire a tax-free exchange.

         Geographic distance between our operations increases operating costs and makes efforts to standardize operations more difficult. We operate banking offices in California, Illinois, Missouri and Texas. The noncontiguous nature of many of our geographic markets increases operating costs and makes it more difficult for us to standardize our business practices and procedures. As a result of our geographic dispersion, we face the following challenges: (a) operation of information technology and item processing functions at remote locations including the transportation of documents and increased communications line charges from various service providers; (b) control of correspondent accounts, reserve balances and wire transfers in different time zones; (c) familiarizing personnel with our business environment, banking practices and customer requirements at geographically dispersed areas; (d) providing administrative support, including accounting, human resources, credit administration, loan servicing, internal audit and credit review at significant distances; and (e) establishing and monitoring compliance with our corporate policies and procedures in different areas.

         Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. Our expanded level of commercial real estate and construction and development lending carries with it greater credit risk than the credit risk associated with residential real estate lending. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $2.11 billion and $1.56 billion, respectively, at December 31, 2005, representing 31.5% and 23.3%, respectively, of our loan portfolio, excluding loans held for sale. During 2004 and 2005, we experienced increasing amounts of nonperforming loans within our commercial real estate and real estate construction and development loan portfolios. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans and Allowance for Loan Losses." On January 13, 2006, the Department of the Treasury, Federal Reserve and FDIC collectively issued proposed guidance entitled, "Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices." This proposed guidance focuses on financial institutions that have high and increasing concentrations of commercial real estate loans on their balance sheets that make them more vulnerable to cyclical commercial real estate markets, and is intended to reinforce the institution's risk management practices and appropriate capital levels associated with these concentrations. The comment period ends April 13, 2006.

         Decreases in interest rates could have a negative impact on our profitability. Our earnings are principally dependent on our ability to generate net interest income. Net interest income is affected by many factors that are partly or completely beyond our control, including competition, general economic conditions and the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Under our current interest rate risk position, our net interest income could be negatively affected by a decline in interest rates, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

         Our interest rate risk hedging activities may increase volatility in earnings. To offset the risks associated with the effects of changes in market interest rates, we periodically enter into transactions designed to hedge our interest rate risk. The accounting for such hedging activities under U.S. generally accepted accounting principles requires our hedging instruments to be recorded at fair value. The effect of certain of our hedging strategies may result in volatility in our quarterly and annual earnings as interest rates change or as the volatility in the underlying derivatives markets increases or decreases. The volatility in earnings is primarily a result of marking to market certain of our hedging instruments and/or modifying our overall hedge position, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management."

         The financial services business is highly competitive, and we face competitive disadvantages because of our size and the nature of banking regulation. We encounter strong direct competition for deposits, loans and other financial services in all of our market areas. Our larger competitors, which have significantly greater resources, may have advantages over us in providing certain services. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, finance companies, trust companies, insurance companies, leasing companies, credit unions, mortgage companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms and financial holding companies. Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors may have advantages over us in providing certain services.

         We may not be able to implement technological change as effectively as our competitors. The financial services industry has in the past and continues to undergo rapid technological change related to delivery and availability of products and services and operating efficiencies. In many instances technological improvements require significant capital expenditures, and many of our larger competitors have significantly greater resources than we may have available.

         We operate in a highly regulated environment. Recently enacted, proposed and future legislation and regulations may increase our cost of doing business. We and our subsidiaries are subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had and are expected to continue to have a significant impact on the financial services industry. Some of the legislative and regulatory changes, including the Sarbanes-Oxley Act and the USA Patriot Act, have and are expected to continue to increase our costs of doing business, particularly personnel and technology expenses necessary to maintain compliance with the expanded regulatory requirements. Additionally, the legislative and regulatory changes could reduce our ability to compete in certain markets, as further discussed under "--Business -- Supervision and Regulation."

Item 1B.  Unresolved Staff Comments

         We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, nor are we a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Consequently, Item 1B is not applicable to us.

Item 2.  Properties

         We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 9,970 square feet is currently leased to others. Of our other 177 offices and three operations and administrative facilities, 101 are located in buildings that we own and 79 are located in buildings that we lease.

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

Dividends. In recent years, we have paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock, and have paid no dividends on our Common Stock. Our ability to pay dividends is limited by regulatory requirements and our credit agreement, and by the receipt of dividend payments from First Bank, which is also subject to regulatory requirements. The dividend limitations are further described in Note 11 and Note 22 to our Consolidated Financial Statements appearing elsewhere in this report.

Item 6.  Selected Financial Data

         The selected consolidated financial data set forth below are derived from our consolidated financial statements. This information is qualified by reference to our Consolidated Financial Statements appearing elsewhere in this report. This information should be read in conjunction with such Consolidated Financial Statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  As of or For the Year Ended December 31, (1)
                                                          ------------------------------------------------------------
                                                             2005         2004        2003         2002        2001
                                                             ----         ----        ----         ----        ----
                                                        (dollars expressed in thousands, except share and per share data)

Income Statement Data:
    Interest income.....................................  $  493,940     394,782     391,153      425,721     445,385
    Interest expense....................................     168,259      94,767     104,026      157,551     210,246
                                                          ----------   ---------   ---------    ---------   ---------
    Net interest income.................................     325,681     300,015     287,127      268,170     235,139
    Provision for loan losses...........................      (4,000)     25,750      49,000       55,500      23,510
                                                          ----------   ---------   ---------    ---------   ---------
    Net interest income after provision for loan losses.     329,681     274,265     238,127      212,670     211,629
    Noninterest income..................................      94,743      83,486      87,708       67,511      89,095
    Noninterest expense.................................     276,296     229,505     227,069      210,812     202,157
                                                          ----------   ---------   ---------    ---------   ---------
    Income before provision for income taxes,
      minority interest in (loss) income of
      subsidiary and cumulative effect of change
      in accounting principle...........................     148,128     128,246      98,766       69,369      98,567
    Provision for income taxes..........................      52,509      45,338      35,955       22,771      30,048
                                                          ----------   ---------   ---------    ---------   ---------
    Income before minority interest in (loss)
      income of subsidiary and cumulative effect
      of change in accounting principle.................      95,619      82,908      62,811       46,598      68,519
    Minority interest in (loss) income of subsidiary....      (1,287)         --          --        1,431       2,629
                                                          ----------   ---------   ---------    ---------   ---------
    Income before cumulative effect of change in
      accounting principle..............................      96,906      82,908      62,811       45,167      65,890
    Cumulative effect of change in accounting
      principle, net of tax.............................          --          --          --           --      (1,376)
                                                          ----------   ---------   ---------    ---------   ---------
    Net income..........................................  $   96,906      82,908      62,811       45,167      64,514
                                                          ==========   =========   =========    =========   =========

Dividends:
    Preferred stock.....................................  $      786         786         786          786         786
    Common stock........................................          --          --          --           --          --
    Ratio of total dividends declared to net income.....        0.81%       0.95%       1.25%        1.74%       1.22%

Per Share Data:
    Earnings per common share:
      Basic:
         Income before cumulative effect of change
           in accounting principle......................  $ 4,062.36    3,470.80    2,621.39     1,875.69    2,751.54
         Cumulative effect of change in accounting
           principle, net of tax........................          --          --          --           --      (58.16)
                                                          ----------   ---------   ---------    ---------   ---------

         Basic..........................................  $ 4,062.36    3,470.80    2,621.39     1,875.69    2,693.38
                                                          ==========   =========   =========    =========   =========

      Diluted:
         Income before cumulative effect of change
           in accounting principle......................  $ 4,007.46    3,421.58    2,588.31     1,853.64    2,684.93
         Cumulative effect of change in accounting
           principle, net of tax........................          --          --          --           --      (58.16)
                                                          ----------   ---------   ---------    ---------   ---------

         Diluted........................................  $ 4,007.46    3,421.58    2,588.31     1,853.64    2,626.77
                                                          ==========   =========   =========    =========   =========


    Weighted average shares of common
      stock outstanding.................................      23,661      23,661      23,661       23,661      23,661

Balance Sheet Data:
    Investment securities...............................  $1,340,783   1,813,349   1,049,714    1,145,670     638,644
    Loans, net of unearned discount.....................   7,020,771   6,137,968   5,328,075    5,432,588   5,408,869
    Total assets........................................   9,170,333   8,732,841   7,106,940    7,351,177   6,786,045
    Total deposits......................................   7,541,831   7,151,970   5,961,615    6,172,820   5,683,904
    Notes payable.......................................     100,000      15,000      17,000        7,000      27,500
    Subordinated debentures.............................     215,461     273,300     209,320      278,389     243,457
    Common stockholders' equity.........................     665,875     587,830     536,752      505,978     435,594
    Total stockholders' equity..........................     678,938     600,893     549,815      519,041     448,657

Earnings Ratios:
    Return on average assets............................        1.10%       1.10%       0.87%        0.64%       1.08%
    Return on average stockholders' equity..............       15.11       14.44       11.68         9.44       15.96
    Efficiency ratio (2)................................       65.72       59.84       60.58        62.80       62.35
    Net interest margin (3).............................        4.01        4.36        4.45         4.23        4.34

Asset Quality Ratios:
    Allowance for loan losses to loans..................        1.93        2.46        2.19         1.83        1.80
    Nonperforming loans to loans (4)....................        1.38        1.40        1.41         1.38        1.24
    Allowance for loan losses to
      nonperforming loans (4)...........................      139.23      175.65      154.52       132.29      144.36
    Nonperforming assets to loans and
      other real estate (5).............................        1.41        1.46        1.62         1.52        1.32
    Net loan charge-offs to average loans...............        0.21        0.45        0.61         1.01        0.45

Capital Ratios:
    Average total stockholders' equity to
      average total assets..............................        7.28        7.61        7.48         6.78        6.74
    Total risk-based capital ratio......................       10.14       10.61       10.27        10.68       10.53
    Leverage ratio......................................        8.13        7.89        7.62         6.45        7.24
----------------
(1)  The  comparability of the selected data presented is affected  by the acquisitions of ten banks, a loan origination business and two branch offices during the five-year period ended December 31, 2005. The selected data includes the financial  position  and  results of  operations  of  each  acquired  entity only for the periods subsequent to its respective date of acquisition.
(2)  Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3)  Net interest rate  margin is  the ratio  of net  interest  income (expressed on a tax-equivalent basis) to  average interest-earning assets.
(4)  Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(5)  Nonperforming assets consist of nonperforming loans and other real estate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following presents management's discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with our "Selected Financial Data," our Consolidated Financial Statements and the related notes thereto, and the other financial data contained elsewhere in this report.

         This discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Various factors may cause our actual results to differ materially from those contemplated by the forward-looking statements herein. We do not have a duty to and will not update these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating
forward-looking   statements   and   should   not  place   undue   reliance   on
forward-looking   statements.   See  "Special  Note  Regarding   Forward-Looking
Statements" appearing at the beginning of this report and "Item 1A - Risk Factors," appearing elsewhere in this report.

RESULTS OF OPERATIONS

Overview

         Net income was $96.9 million, $82.9 million and $62.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our return on average assets and our return on average stockholders' equity were 1.10% and 15.11%, respectively, for the year ended December 31, 2005, compared to 1.10% and 14.44%, respectively, for 2004, and 0.87% and 11.68%, respectively, for 2003. Results for 2005 reflect increased net interest income and noninterest income, and a negative provision for loan losses, partially offset by increased noninterest expense and an increased provision for income taxes.

         The increase in net income for 2005 over 2004 reflects our continuing efforts to strengthen earnings while simultaneously focusing on growing our banking franchise and continuing our efforts to improve asset quality. The increase in net income for 2005 was primarily attributable to a significant reduction in our provision for loan losses. A negative provision for loan losses of $8.0 million was recorded during the first nine months of 2005 as a result of overall improvement in nonperforming loans during this period due to significant loan payoffs and/or external refinancing of various credits, a sizeable reduction in net loan charge-offs and the sale of certain nonperforming loans. However, the improvement in our nonperforming loans was subsequently offset by deterioration of certain large credits during the fourth quarter of 2005, resulting in a fourth quarter provision for loan losses of $4.0 million, as further discussed below. The increase in net income for 2005 was also attributable to increased net interest income resulting from net interest-earning assets provided by our 2004 and 2005 acquisitions, higher-yielding investment securities, and internal loan growth coupled with higher interest rates on loans. However, net interest income was adversely affected by a decline in earnings on our interest rate swap agreements associated with our interest rate risk management program, primarily resulting from increasing prevailing interest rates and the maturity and termination of certain interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." In addition, our interest expense increased as a result of higher interest rates on deposits and a redistribution of deposit balances toward higher-yielding products primarily related to the mix of the CIB Bank deposit base acquired, which included higher cost time deposits, including brokered and internet deposits; increased levels of borrowings coupled with increased rates on such borrowings, including our term loan; and the issuance of additional subordinated debentures late in 2004 to partially fund our acquisition of CIB Bank. Our net interest income increased $25.7 million in 2005 to $325.7 million for the year ended December 31, 2005, compared to $300.0 million for 2004. Despite the increase in net interest income and the increasing interest rate environment, our net interest margin decreased to 4.01% for the year ended December 31, 2005, compared to 4.36% for 2004 primarily due to overall conditions within our markets and the impact of the decline in earnings on our interest rate swap agreements, both of which continue to exert pressure on our net interest income and net interest margin. Noninterest income increased 13.5% in 2005 to $94.7 million, from $83.5 million in 2004. Our efficiency ratio was 65.72% in 2005 compared to 59.84% in 2004, reflecting a significant increase in our level of noninterest expenses, largely attributable to overall expenses associated with our 2004 and 2005 acquisitions, as well as significant charitable contributions expense incurred in 2005. The increase in net income for 2004 was primarily attributable to a significant reduction in our provision for loan losses as well as increased net interest income resulting from higher-yielding investment portfolio securities and reduced deposit rates, partially offset by decreased earnings on our loan portfolio attributable to reduced earnings on our interest rate swap agreements associated with our interest rate risk management program. Results for 2004 also included a gain of $2.7 million, before applicable income taxes, recorded in February 2004 relating to the sale of a residential and recreational development property that was foreclosed on in January 2003, and gains, net of expenses, totaling $1.0 million, before applicable income taxes, recorded in February and April 2004 on the sale of two Midwest branch banking offices.

         We recorded a negative provision for loan losses of $4.0 million for the year ended December 31, 2005. While we had recorded a negative provision for loan losses of $8.0 million for the first nine months of 2005, reflecting a 21.0% improvement in nonperforming loans during this period from the sale of certain acquired nonperforming loans, the strengthening of certain loans, loan payoffs and /or external refinancing of various credits, and a significant reduction in net loan charge-offs, the level of nonperforming loans increased during the fourth quarter of 2005 as a result of further deterioration of a few large credit relationships in our Midwest region, which resulted in a fourth quarter provision for loan losses of $4.0 million. Net loan charge-offs decreased to $13.4 million in 2005 from $24.8 million in 2004, and included $7.6 million in loan charge-offs associated with the transfer of $59.7 million of nonperforming loans to our held for sale portfolio on December 31, 2005. The $59.7 million represents the estimated fair value, net of costs, that is expected to be realized at the time of sale. Several of the credit relationships that had deteriorated during the fourth quarter of 2005 were included in the loans transferred to our held for sale portfolio. Our provision for loan losses of $25.8 million for the year ended December 31, 2004 reflected a significant reduction from a provision for loan losses of $49.0 million for the comparable period in 2003, and was primarily attributable to loan sales of problem credits completed in late 2004 and, exclusive of our 2004 acquisition activity, substantial improvement in asset quality, reduced levels of nonperforming loans and lower net loan charge-offs. We continue to closely monitor the level of our nonperforming assets and our focus of further reducing these assets.

Financial Condition and Average Balances

         Our average total assets were $8.81 billion for the year ended December 31, 2005, compared to $7.54 billion and $7.18 billion for the years ended December 31, 2004 and 2003, respectively. Our total assets were $9.17 billion, $8.73 billion and $7.11 billion at December 31, 2005, 2004 and 2003, respectively. We attribute the $437.5 million increase in total assets in 2005 primarily to internal loan growth within our commercial and residential real estate lending portfolios, our acquisition of CIB Bank late in 2004, as further discussed below, and our acquisitions of FBA, IBOC and NSB, which provided assets of $275.3 million, in aggregate, as well as the intangible assets associated with these transactions. We attribute the $1.63 billion increase in total assets in 2004 primarily to our acquisition of CIB Bank on November 30, 2004, which provided assets of $1.20 billion, and our acquisitions of CCB and SBLS in the third quarter of 2004, which provided assets of $187.8 million, in aggregate, as well as the intangible assets associated with those transactions. Additionally, exclusive of the loans provided by the acquisitions, our commercial and residential real estate lending portfolios increased $124.1 million in 2004, reflecting internal growth within these portfolios. The overall increase in total assets in 2004 was partially offset by a $44.6 million decrease in the fair value of our derivative instruments to $4.7 million at December 31, 2004 from $49.3 million at December 31, 2003, primarily resulting from the maturity of a significant notional amount of our interest rate swap agreements in March and September 2004.

         The increase in our average assets for 2005 was primarily funded by an increase in average deposits of $1.04 billion to $7.20 billion for the year ended December 31, 2005; an increase in average other borrowings of $85.7 million; an increase in average notes payable of $33.2 million; and an increase in average subordinated debentures of $38.8 million. The increase in average assets for 2004 was primarily funded by an increase in average deposits of $114.8 million to $6.17 billion for the year ended December 31, 2004, and an increase of $266.7 million in average other borrowings to $486.0 million for the year ended December 31, 2004, primarily attributable to term repurchase agreements. Funds available from maturities and sales of investment securities during 2005 were primarily used to fund loan growth, resulting in a decrease in our investment securities portfolio. A portion of the remaining funds available from maturities of investment securities were reinvested in higher-yielding available-for-sale investment securities. Interest-earning assets averaged $8.15 billion for the year ended December 31, 2005, compared to $6.91 billion and $6.49 billion for the years ended December 31, 2004 and 2003, respectively, while interest-bearing liabilities averaged $6.82 billion for the year ended December 31, 2005, compared to $5.78 billion and $5.53 billion for the years ended December 31, 2004 and 2003, respectively.

         Average loans, net of unearned discount, were $6.44 billion, $5.51 billion and $5.39 billion for the years ended December 31, 2005, 2004 and 2003, respectively. The acquisitions we completed during 2004 and 2005 provided total loans, net of unearned discount, of $780.9 million and $209.6 million, respectively. Our 2005 acquisitions of FBA, IBOC and NSB provided loans, net of unearned discount, of $54.3 million, $113.5 million and $41.8 million, respectively. Internal loan growth of $687.5 million for 2005 was primarily generated from a $286.8 million increase in our real estate mortgage portfolio resulting from management's business decision to retain additional mortgage loan product production in our residential real estate mortgage portfolio, and a home equity product line campaign that we held in mid-2004, a $241.9 million increase in our real estate construction and development portfolio, and a $194.8 million increase in our loans held for sale portfolio, including approximately $59.7 million of nonperforming loans that were transferred to the loans held for sale portfolio at December 31, 2005, as further discussed under "--Loans and Allowance for Loan Losses." This increase was partially offset by reductions in a portion of our nonperforming loan portfolio due to the sale of certain nonperforming loans in early 2005, loan payoffs and/or external refinancing of various credits. Our 2004 acquisitions of CIB Bank, CCB and SBLS provided loans, net of unearned discount, of $683.3 million, $73.6 million and $24.0 million, respectively. Additionally, internal loan growth in 2004 contributed to a $91.8 million increase in commercial loans and a $32.3 million increase in residential real estate mortgage loans, partially offset by a decrease in consumer loans of $11.9 million. The overall increase in our loan portfolio was partially offset by a decrease in our loan portfolio of $83.2 million resulting from the sale of a portion of our commercial leasing portfolio and management's business decision to reduce our level of nonperforming assets through the sale of certain nonperforming loans in November and December 2004.

         Investment securities averaged $1.64 billion, $1.28 billion and $957.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, reflecting increases of $361.8 million and $325.6 million for the years ended December 31, 2005 and 2004, respectively. We attribute the increase in 2005 primarily to our 2004 and 2005 acquisitions, which provided investment securities, in aggregate, of $438.0 million and $20.1 million, respectively. Funds available from maturities of investment securities, deposit growth and an increase in our other borrowings were used to fund loan growth and for the reinvestment in additional higher-yielding available-for-sale investment securities. Additionally, throughout 2005, short-tem investments were utilized to fund an anticipated level of attrition associated with our acquisitions, primarily time deposits acquired with CIB Bank. Average short-term investments declined $49.1 million to $70.3 million for the year ended December 31, 2005, from $119.4 million in 2004. The increase in 2004 was primarily associated with the investment of additional funds provided by an increase in our other borrowings as well as our acquisitions of CIB Bank and CCB, which provided us with $393.2 million and $44.8 million of investment securities, respectively. Additionally, a portion of excess short-term investments were utilized to purchase higher-yielding available-for-sale investment securities, resulting in a decline in average short-term investments of $23.7 million to $119.4 million for the year ended December 31, 2004, from $143.0 million in 2003.

         Nonearning assets averaged $662.4 million, $633.2 million and $698.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our derivative financial instruments averaged ($3.1) million, $25.9 million and $78.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. This reflects a decline in the fair value of certain derivative financial instruments and the maturity of $200.0 million and $800.0 million notional amount of interest rate swap agreements during 2005 and 2004, respectively, as further discussed under "--Interest Rate Risk Management" and
Note 5 to our Consolidated Financial Statements. In 2005, the acquisitions of FBA, IBOC and NSB increased our capital expenditures, thus contributing to an overall increase in bank premises and equipment, which was partially offset by continued depreciation and amortization. Intangible assets, primarily goodwill and core deposit intangibles associated with our acquisitions, and deferred income taxes also contributed to the increase in our nonearning assets during 2005 and 2004. In 2004, the acquisitions of CIB Bank and CCB, the opening of four de novo branch banking offices, partially offset by continued depreciation and amortization and the divestiture of two branch banking offices, contributed to an overall increase in bank premises and equipment. In addition, our liquidation of certain parcels of other real estate, as further discussed under "--Loans and Allowance for Loan Losses," further contributed to the overall decline in our average nonearning assets in 2004.

         We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $7.20 billion, $6.17 billion and $6.05 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Our actual deposits were $7.54 billion, $7.15 billion and $5.96 billion at December 31, 2005, 2004 and 2003, respectively, reflecting increases of $389.9 million for 2005 and $1.19 billion for 2004. The increase in 2005 is primarily attributable to internal growth stemming from our deposit development programs and our acquisitions of FBA, IBOC and NSB, which provided deposits of $233.0 million, in aggregate. The increase in 2004 is primarily attributable to our acquisitions of CIB Bank and CCB, which provided deposits of $1.10 billion and $104.6 million, respectively, as well as the expansion of our banking franchise with the opening of four de novo branch offices in 2004, in West St. Louis County, Missouri, Houston, Texas, McKinney, Texas and San Diego, California. The increase was partially offset by a $23.4 million reduction in our deposit base associated with our divestiture of two Midwest branch banking offices during the first and second quarters of 2004. Although our overall deposit levels have increased as a result of our 2004 and

2005 acquisitions, the overall increase in our average deposits was partially offset by a significant decrease in deposits due to an anticipated level of attrition associated with the deposits acquired from CIB Bank, particularly savings and time deposits, including brokered and internet deposits. Excluding the impact of our acquisitions, the change in our average deposit mix reflects:
(a) our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increasing transactional accounts, such as demand and savings accounts, while more selectively growing time deposits; and (b) expanding our relationships with our existing customers by increasing the number and types of products provided.

         Other borrowings averaged $571.7 million, $486.0 million and $219.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the average balances for 2005 and 2004 reflect $250.0 million of term securities sold under agreements to repurchase that we entered into in conjunction with our interest rate risk management program during the first and second quarters of 2004, as further discussed in Note 5 and Note 10 to our Consolidated Financial Statements. The average balance for 2005 also reflects the termination of $50.0 million of term securities sold under agreements to repurchase in November 2005. The increase in average balances for 2005 and 2004 also reflect an increase in daily securities sold under agreements to repurchase, principally in connection with the cash management activities of our commercial deposit customers, as well as an increase in average Federal Home Loan Bank advances, primarily associated with our acquisitions, to $44.2 million for 2005, compared to $21.0 million and $12.5 million for 2004 and 2003, respectively.

         Our notes payable averaged $36.8 million, $3.7 million and $15.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our notes payable were $100.0 million at December 31, 2005. On August 11, 2005, we entered into an Amended and Restated Secured Credit Agreement and restructured our overall financing arrangement, the most significant change representing the addition of a term loan, as further discussed in Note 11 to our Consolidated Financial Statements. In conjunction with this transaction, we borrowed $80.0 million on the term loan on August 11, 2005 and borrowed the remaining $20.0 million on November 14, 2005. The proceeds of the term loan were used to fund our acquisition of IBOC and to partially fund the redemption of our 10.24% subordinated debentures issued to First Preferred Capital Trust II, or First Preferred II, as further discussed below. Our note payable was $15.0 million at December 31, 2004 and resulted from a single advance drawn under our revolving credit line on November 30, 2004 to partially fund our acquisition of CIB Bank. As of June 30, 2005, this advance had been repaid in full through dividends from our subsidiary bank. The balance of our note payable at December 31, 2003 of $17.0 million was repaid in April 2004 through dividends from our subsidiary bank.

         Subordinated debentures issued to our statutory and business trusts averaged $259.2 million, $220.4 million and $249.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in our average subordinated debentures for 2005 reflects our issuance of additional subordinated debentures late in 2004, as further discussed below, partially offset by the repayment of certain subordinated debentures at the end of the third quarter of 2005. On September 30, 2005, we paid in full all of the outstanding $59.3 million of 10.24% subordinated debentures that we issued to First Preferred II in October 2000, as further described in Note 12 to our Consolidated Financial Statements. The repayment of these subordinated debentures was funded by the term loan. During 2004, our outstanding subordinated debentures increased $61.9 million due to the issuance of $20.6 million of subordinated debentures to FBST II, a newly formed affiliated statutory trust, in September 2004, and the issuance of $41.2 million of subordinated debentures to FBST III, a newly formed affiliated statutory trust, in November 2004, as further discussed in Note 12 to our Consolidated Financial Statements. The proceeds from the issuance of these subordinated debentures were utilized to partially fund our acquisition of CIB Bank.

         Stockholders' equity averaged $641.5 million, $574.3 million and $537.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. We primarily attribute the increase for 2005 to net income of $96.9 million, partially offset by dividends paid on our Class A and Class B preferred stock, and an $18.1 million decrease in accumulated other comprehensive income, which was comprised of $13.8 million associated with the change in our unrealized gains and losses on available-for-sale investment securities and $4.3 million associated with the change in the fair value of our derivative financial instruments. These decreases are reflective of changes in prevailing interest rates, a decline in the fair value of our derivative financial instruments, and the maturity of $200.0 million notional amount of our interest rate swap agreements designated as cash flow hedges during 2005, as further discussed under "--Interest Rate Risk Management" and Note 5 to our Consolidated Financial Statements. We primarily attribute the increase for 2004 to net income of $82.9 million, partially offset by dividends paid on our Class A and Class B preferred stock, and a $31.0 million decrease in accumulated other comprehensive income, which was comprised of $25.2 million associated with the change in the fair value of our derivative financial instruments and $5.8 million associated with the change in our unrealized gains and losses on available-for-sale investment securities. These decreases are reflective of changes in prevailing interest rates, a decline in the fair value of our derivative financial instruments, and the maturity of $750.0 million notional amount of our interest rate swap agreements designated as cash flow hedges during 2004.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the periods presented.

                                                                      Years Ended December 31,
                                        ---------------------------------------------------------------------------------------
                                                    2005                           2004                         2003
                                        ---------------------------- ----------------------------- ----------------------------
                                                    Interest                      Interest                      Interest
                                          Average   Income/   Yield/    Average   Income/   Yield/   Average    Income/  Yield/
                                          Balance   Expense    Rate     Balance   Expense    Rate    Balance    Expense   Rate
                                          -------   -------    ----     -------   -------    ----    -------    -------   ----
                                                                  (dollars expressed in thousands)

                   ASSETS
                   ------

Interest-earning assets:
    Loans: (1)(2)(3)
       Taxable........................  $6,422,341   423,361   6.59%  $5,493,867  340,660    6.20% $5,369,046   354,649   6.61%
       Tax-exempt (4).................      14,629     1,129   7.72       15,187    1,260    8.30      16,317     1,266   7.76
    Investment securities:
       Taxable........................   1,599,161    65,895   4.12    1,245,226   50,170    4.03     914,357    32,442   3.55
       Tax-exempt (4).................      45,626     2,675   5.86       37,775    2,292    6.07      43,074     2,672   6.20
    Short-term investments............      70,251     2,211   3.15      119,370    1,643    1.38     143,046     1,502   1.05
                                        ----------   -------          ----------  -------          ----------   -------
         Total interest-earning
           assets.....................   8,152,008   495,271   6.08    6,911,425  396,025    5.73   6,485,840   392,531   6.05
                                                     -------                      -------                       -------

Nonearning assets.....................     662,396                       633,154                      698,740
                                        ----------                    ----------                   ----------
         Total assets.................  $8,814,404                    $7,544,579                   $7,184,580
                                        ==========                    ==========                   ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand
         deposits.....................  $  905,613     4,398   0.49%  $  856,765    3,472    0.41% $  852,104     5,470   0.64%
       Savings deposits...............   2,135,156    29,592   1.39    2,175,425   20,128    0.93   2,147,573    23,373   1.09
       Time deposits (3)..............   2,906,601    93,167   3.21    2,036,323   49,467    2.43   2,046,741    54,276   2.65
                                        ----------   -------          ----------  -------          ----------   -------
         Total interest-bearing
           deposits...................   5,947,370   127,157   2.14    5,068,513   73,067    1.44   5,046,418    83,119   1.65
    Other borrowings..................     571,717    18,240   3.19      485,994    6,102    1.26     219,264     2,243   1.02
    Notes payable (5).................      36,849     2,305   6.26        3,657      506   13.84      15,418       785   5.09
    Subordinated debentures (3).......     259,214    20,557   7.93      220,428   15,092    6.85     249,146    17,879   7.18
                                        ----------   -------          ----------  -------          ----------   -------
         Total interest-bearing
           liabilities................   6,815,150   168,259   2.47    5,778,592   94,767    1.64   5,530,246   104,026   1.88
                                                     -------                      -------                       -------

Noninterest-bearing liabilities:
    Demand deposits...................   1,257,277                     1,100,072                    1,007,400
    Other liabilities.................     100,462                        91,660                      109,357
                                        ----------                    ----------                   ----------
         Total liabilities............   8,172,889                     6,970,324                    6,647,003
Stockholders' equity..................     641,515                       574,255                      537,577
                                        ----------                    ----------                   ----------
         Total liabilities and
           stockholders' equity.......  $8,814,404                    $7,544,579                   $7,184,580
                                        ==========                    ==========                   ==========
Net interest income...................               327,012                      301,258                       288,505
                                                     =======                      =======                       =======
Interest rate spread..................                         3.61                          4.09                         4.17
Net interest margin (6)...............                         4.01%                         4.36%                        4.45%
                                                               ====                         =====                         ====
--------------------------------
(1)   For purposes of these computations, nonaccrual loans are included in the  average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Interest income and interest expense include the effects of interest rate  swap agreements.
(4)   Information is  presented  on a  tax-equivalent  basis  assuming  a  tax rate  of 35%. The  tax-equivalent  adjustments  were approximately $1.3 million, $1.2 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(5)   Interest expense on our  notes  payable  includes  commitment, arrangement  and  renewal  fees.  Exclusive of these fees, the interest rates paid were 4.93%, 2.87% and 2.35% for the years ended December 31, 2005, 2004 and 2003, respectively.
(6)   Net interest margin  is  the  ratio of net  interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

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


                                                          Increase (Decrease) Attributable to Change in:
                                               ------------------------------------------------------------------
                                                 December 31, 2005 Compared          December 31, 2004 Compared
                                                    to December 31, 2004               to December 31, 2003
                                               ------------------------------      ------------------------------
                                                                         Net                                Net
                                                Volume       Rate      Change      Volume       Rate      Change
                                                ------       ----      ------      ------       ----      ------
                                                                 (dollars expressed in thousands)

Interest earned on:
    Loans: (1)(2)(3)
       Taxable.............................    $60,269      22,432     82,701       8,189     (22,178)   (13,989)
       Tax-exempt (4)......................        (45)        (86)      (131)        (91)         85         (6)
    Investment securities:
       Taxable.............................     14,579       1,146     15,725      12,906       4,822     17,728
       Tax-exempt (4)......................        464         (81)       383        (325)        (55)      (380)
    Short-term investments.................       (888)      1,456        568        (277)        418        141
                                               -------     -------     ------      ------     -------    -------
           Total interest income...........     74,379      24,867     99,246      20,402     (16,908)     3,494
                                               -------     -------     ------      ------     -------    -------
Interest paid on:
    Interest-bearing demand deposits.......        209         717        926          29      (2,027)    (1,998)
    Savings deposits.......................       (381)      9,845      9,464         294      (3,539)    (3,245)
    Time deposits (3)......................     24,956      18,744     43,700        (278)     (4,531)    (4,809)
    Other borrowings.......................      1,253      10,885     12,138       3,234         625      3,859
    Notes payable (5)......................      2,219        (420)     1,799        (915)        636       (279)
    Subordinated debentures (3)............      2,882       2,583      5,465      (1,993)       (794)    (2,787)
                                               -------     -------     ------      ------     -------    -------
           Total interest expense..........     31,138      42,354     73,492         371      (9,630)    (9,259)
                                               -------     -------     ------      ------     -------    -------
           Net interest income.............    $43,241     (17,487)    25,754      20,031      (7,278)    12,753
                                               =======     =======     ======      ======     =======    =======
------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effect of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5) Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Net Interest Income

         The primary source of our income is net interest income. Net interest income (expressed on a tax-equivalent basis) increased to $327.0 million for the year ended December 31, 2005, from $301.3 million and $288.5 million for the years ended December 31, 2004 and 2003, respectively. Our net interest margin was 4.01% for the year ended December 31, 2005, compared to 4.36% and 4.45% for the years ended December 31, 2004 and 2003, respectively. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

         We primarily credit the increase in net interest income in 2005 to interest-earning assets provided by our acquisitions completed in 2004 and 2005, internal loan growth coupled with higher interest rates on loans, higher-yielding investment securities and the repayment of our 10.24% subordinated debentures in September 2005. The overall increase in our net interest income was partially offset by increased interest expense associated with deposit growth, higher interest rates paid on deposits, and a redistribution of deposit balances toward higher-yielding products; the mix of the CIB Bank deposit base acquired; and increased levels of other borrowings, including our term loan, coupled with increased interest rates on such borrowings; and the issuance of additional subordinated debentures in late 2004 to partially fund our acquisition of CIB Bank. We credit the increased net interest income for 2004 primarily to the net interest-earning assets provided by our 2003 and 2004 acquisitions; increased average investment securities with higher yields, partially offset by increased rates on other borrowings; lower rates paid on deposits; a $63.1 million net reduction in our outstanding subordinated debentures during 2003 as well as reduced rates associated with our outstanding subordinated debentures; increased average investment securities with higher yields; and increased average loan balances associated with our acquisitions and internal growth. As more fully described in Note 12 to our Consolidated Financial Statements, in September 2004, we issued $20.6 million of subordinated debentures to FBST II and in November 2004, we issued $41.2 million of subordinated debentures to FBST III. On September 30, 2005, we repaid in full $59.3 million of our outstanding subordinated debentures that were issued in October 2000. These transactions, coupled with our use of derivative financial instruments, have allowed us to reduce our overall interest expense associated with our subordinated debentures as the additional subordinated debentures have been issued at significantly lower interest rates. Derivative financial instruments that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates contributed $2.2 million, $50.1 million and $64.6 million, respectively, to net interest income for the years ended December 31, 2005, 2004 and 2003. The decreased earnings on our interest rate swap agreements for 2005 contributed to a reduction in our net interest margin of approximately 59 basis points, and reflects higher interest rates and maturities of $750.0 million of interest rate swaps designated as cash flow hedges and $50.0 million of interest rate swap agreements designated as fair value hedges during 2004; the maturity of $200.0 million of interest rate swap agreements designated as cash flow hedges in March 2005; and the termination of $150.0 million and $101.2 million of interest rate swap agreements designated as fair value hedges in February and May, 2005, respectively. However, the earnings on our interest rate swap agreements contributed to the level of our net interest margin in 2004. Although the Company has implemented other methods to mitigate the reduction in net interest income resulting from the decreased earnings on our interest rate swap agreements, including the funding of investment security purchases through the issuance of term repurchase agreements, the reduction of our interest rate swap agreements has resulted in a substantial reduction of our net interest income and further compression of our net interest margin, which has been partially offset by the impact of the rising rate environment experienced in 2005, as further discussed below.

         The yield on our loan portfolio was 6.59% for the year ended December 31, 2005, compared to 6.21% and 6.61% for 2004 and 2003, respectively. Average loans, net of unearned discount, were $6.44 billion for the year ended December 31, 2005, in comparison to $5.51 billion and $5.39 billion for the years ended December 31, 2004 and 2003, respectively. We attribute the overall increase in yields on our loan portfolio in 2005 to increases in prevailing interest rates. During 2005, the Federal Reserve increased the targeted federal funds rate eight times, resulting in eight increases in the prime rate of interest from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. The prime rate of interest increased from 4.00% at January 1, 2004 to 5.25% at December 31, 2004. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which have matured or repriced during this period. Although the rising interest rate environment contributed to an increase in loan yields, total interest income on our loan portfolio was adversely impacted by decreased earnings on our interest rate swap agreements designated as cash flow hedges. The earnings on these swap agreements were $2.6 million, $38.3 million and $49.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. Higher interest rates and the maturities of interest rate swap agreements designated as cash flow hedges of $750.0 million in 2004 and $200.0 million in March 2005 resulted in decreased earnings on our swap agreements, thereby contributing to a reduction in yields on our loan portfolio, and a compression of our net interest income of approximately $35.7 million for 2005 compared to 2004, as further discussed under "--Interest Rate Risk Management." During 2004, increased competition and general economic conditions within our market areas contributed to continued weak loan demand and generally low prevailing interest rates resulting in a lower yield on our loan portfolio, despite the increases in the prime lending rate experienced in the third and fourth quarters of 2004.

         For the years ended December 31, 2005, 2004 and 2003, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 2.14%, 1.44% and 1.65%, respectively. We attribute the increase in 2005 to the current rising interest rate environment and the mix of the CIB Bank deposit base acquired in November 2004, which included higher cost time deposits, including brokered and internet deposits. In addition, decreased earnings associated with certain of our interest rate swap agreements designated as fair value hedges, as well as the termination of $150.0 million notional of fair value hedges in February 2005, resulted in a decrease in our net interest income of approximately $8.5 million for 2005, compared to 2004, as further discussed in
Note 5 to our Consolidated Financial Statements. The decline in the aggregate weighted average rate paid in 2004 was primarily attributable to significantly decreased rates paid on our savings and time deposits, which continued to decline in conjunction with the interest rate reductions previously discussed. However, the continued competitive pressures on deposits within our market area precluded us from fully reflecting the general interest rate decreases in our deposit pricing while still providing an adequate funding source for our loan portfolio. The earnings associated with certain of our interest rate swap agreements designated as fair value hedges further contributed to the overall reduction in deposit rates paid on time deposits; however, the earnings associated with certain of our interest rate swap agreements were significantly reduced in 2004 due to a substantially increasing level of ineffectiveness experienced in the hedging relationships as the underlying hedged liabilities neared maturity that ultimately led to management's decision to terminate the remaining $150.0 million of fair value hedges that hedged a portion of our other time deposits effective February 2005, as discussed above and in Note 5 to our Consolidated Financial Statements.

         The aggregate weighted average rate on our notes payable was 6.26%, 13.84% and 5.09% for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average rates paid reflect changing market interest rates during these periods, in addition to unused credit commitment and letter of credit facility fees on our secured credit agreement with a group of unaffiliated financial institutions, as well as other fees paid in conjunction with the annual renewal of this financing arrangement. Amounts outstanding under our term loan bear interest at a floating rate equal to the London Interbank Offering Rate, or LIBOR, plus a margin determined by the outstanding loan balances and our profitability for the preceding four calendar quarters. Amounts outstanding under our revolving line of credit bear interest at a floating rate equal to the lead bank's prime rate or, at our option, at LIBOR plus a margin determined by the outstanding loan balances and our profitability for the preceding four calendar quarters. Thus, our secured credit agreement represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of our non-deposit liabilities. The overall cost of this funding source during 2004 was higher due to fees associated with the credit facility coupled with minimal borrowings under the revolving credit line during 2004 as compared to 2003. The balance of our note payable at December 31, 2004 was $15.0 million and resulted from an advance drawn in November 2004 to partially fund our acquisition of CIB Bank. In January 2005, we reduced this advance by $11.0 million through dividends from our subsidiary bank, and we fully repaid the advance in June 2005. As further described in Note 11 to our Consolidated Financial Statements, we borrowed $80.0 million on our term loan in August 2005 and $20.0 million on our term loan in November 2005.
The proceeds of the term loan were primarily used to fund our acquisition of IBOC and to partially fund the repayment of our 10.24% subordinated debentures, as well as for general corporate purposes and pending acquisitions.

         The aggregate weighted average rate paid on our other borrowings was 3.19% for the year ended December 31, 2005, as compared to 1.26% and 1.02% for the years ended December 31, 2004 and 2003, respectively, reflecting changes in the current interest rate environment during these periods. The increase in the aggregate weighted average rate paid on our other borrowings in 2005 was also attributable to the $250.0 million of term securities sold under agreements to repurchase that we entered into in conjunction with our interest rate risk management program during the first and second quarters of 2004, partially offset by the termination of $50.0 million of term securities sold under agreements to repurchase in November 2005, as further discussed in Note 5 and
Note 10 to our Consolidated Financial Statements.

         The aggregate weighted average rate paid on our subordinated debentures was 7.93%, 6.85% and 7.18% for the years ended December 31, 2005, 2004 and 2003, respectively. The aggregate weighted average rates reflect the repayment of $59.3 million of 10.24% subordinated debentures in September 2005, the issuance of $61.9 million of subordinated debentures in late 2004 associated with our acquisition of CIB Bank, and the repayment of $136.3 million of subordinated debentures and the related issuance of $73.2 million of subordinated debentures at lower interest rates in 2003. The aggregate weighted average rates also reflect the earnings impact of our interest rate swap agreements entered into in March 2003, and the two entered into in May 2002 and April 2003 that we terminated in May 2005, as further discussed under "--Interest Rate Risk Management" and in Note 5 to our Consolidated Financial Statements.

Comparison of Results of Operations for 2005 and 2004

         Net Income. Net income was $96.9 million for the year ended December 31, 2005, compared to $82.9 million for 2004. Our return on average assets and our return on average stockholders' equity were 1.10% and 15.11%, respectively, for the year ended December 31, 2005, compared to 1.10% and 14.44%, respectively, for 2004. Results for 2005 reflect increased net interest income and noninterest income, and a negative provision for loan losses, partially offset by increased noninterest expense and an increased provision for income taxes. The increase in 2005 reflects our continuing efforts to strengthen earnings and simultaneously improve asset quality. Net interest-earning assets provided by our 2004 and 2005 acquisitions, higher-yielding investment securities, and internal loan growth coupled with higher interest rates on loans contributed to increased interest income in 2005. However, net interest income was adversely affected by a decline in earnings on our interest rate swap agreements associated with our interest rate risk management program, primarily resulting from increasing prevailing interest rates and the maturity and termination of certain interest rate swap agreements; increased interest expense as a result of higher interest rates on deposits and a redistribution of deposit balances toward higher-yielding products in conjunction with the CIB Bank deposit base acquired in November 2004; increased levels of borrowings coupled with increased rates on such borrowings; and the issuance of additional subordinated debentures late in 2004 to partially fund our acquisition of CIB Bank, as further discussed under "--Net Interest Income." Despite the increasing interest rate environment, overall conditions within our markets and the impact of the decline in earnings on our interest rate swap agreements continue to exert pressure on our net interest income and our net interest margin. The increase in net income in 2005 also resulted from a significant reduction in our provision for loan losses as a result of overall improvement in our nonperforming loans during 2005, exclusive of a deterioration of certain credits in the fourth quarter of 2005 that we transferred to our loans held for sale portfolio, as further discussed under "--Provision for Loan Losses." We primarily attribute the increased noninterest income to additional noninterest income associated with our 2004 and 2005 acquisitions, increased gains on mortgage loans sold and held for sale, increased investment management fee income, and increased service charges on deposit accounts and customer service fees related to higher deposit balances; partially offset by net losses on sales of available-for-sale investment securities and the recognition of impairment on our SBA servicing assets, as further discussed under "--Noninterest Income." The overall increase in our operating expenses for 2005, as further discussed under "--Noninterest Expense," primarily reflects increased expense levels resulting from our 2004 and 2005 acquisitions and the addition of five de novo branch offices in 2004 and 2005, significant charitable contributions expense and increases in salaries and employee benefits expenses.

         Provision for Loan Losses. We recorded a $4.0 million negative provision for loan losses for the year ended December 31, 2005, in comparison to a provision for loan losses of $25.8 million for the year ended December 31, 2004. Our net loan charge-offs declined to $13.4 million from $24.8 million for the years ended December 31, 2005 and 2004, respectively. As further discussed under "--Lending Activities" and "--Loans and Allowance for Loan Losses," while we had recorded a negative provision for loan losses of $8.0 million for the first nine months of 2005, reflecting a 21.0% improvement in our nonperforming loans during this period as a result of the sale of certain acquired nonperforming loans, the strengthening of certain loans, loan payoffs and external refinancing of various credits, and a significant reduction in net loan charge-offs, the level of nonperforming loans increased during the fourth quarter of 2005 following further deterioration of a few large credit relationships in our Midwest region, resulting in a fourth quarter provision for loan losses of $4.0 million. Our nonperforming loans, which had decreased 21.0% to $67.8 million at September 30, 2005 from $85.8 million at December 31, 2004, increased $29.4 million during the fourth quarter of 2005, resulting in a balance of $97.2 million at December 31, 2005. The increase in nonperforming loans in the fourth quarter of 2005 is primarily attributable to further deterioration of a small number of credit relationships in our Midwest region, including two large credit relationships associated with our CIB Bank purchase of $14.9 million and $16.6 million, or $31.5 million in aggregate. On December 31, 2005, we recognized $7.6 million of loan charge-offs to reduce the loans to their estimated fair value, net of costs, that is expected to be realized at the time of the sale, and transferred approximately $59.7 million of nonperforming loans to our held for sale portfolio, which included several of the relationships that deteriorated during the fourth quarter of 2005. Included in the loan charge-offs and loans transferred to our held for sale portfolio were $6.0 million of loan charge-offs and approximately $49.6 million of nonperforming loans that were associated with our CIB Bank purchase. In January 2006, we received a payoff of one of the nonperforming loans in our held for sale portfolio that had a carrying value of $12.4 million at December 31, 2005, and recorded a $5.0 million loan recovery. Furthermore, in March 2006, we completed the sale of a majority of the remaining nonaccrual loans in our held for sale portfolio that had a carrying value of approximately $32.5 million in aggregate, at December 31, 2005, as further described in Note 25 to our Consolidated Financial Statements.

         Our loan policy requires all loans to be placed on a nonaccrual status once principal or interest payments become 90 days past due. Our general procedures for monitoring these loans allow individual loan officers to submit a written request for approval to continue the accrual of interest on loans that become 90 days past due. These requests must be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is placed on nonaccrual status. Management considers the nonperforming assets trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2005 and 2004:

                                                                                 December 31,       Increase (Decrease)
                                                                             -------------------    -------------------
                                                                               2005        2004      Amount        %
                                                                               ----        ----      ------       ---
                                                                                  (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees.....  $  39,776     38,230      1,546       4.04%
        Gain on loans sold and held for sale..............................     20,804     18,497      2,307      12.47
        Net (loss) gain on sales of available-for-sale
           investment securities..........................................     (2,873)       257     (3,130) (1,217.90)
        Gain on sales of branches, net of expenses........................         --      1,000     (1,000)   (100.00)
        Bank-owned life insurance investment income.......................      4,860      5,201       (341)     (6.56)
        Investment management income......................................      8,573      6,870      1,703      24.79
        Other.............................................................     23,603     13,431     10,172      75.74
                                                                            ---------    -------     ------
              Total noninterest income....................................  $  94,743     83,486     11,257      13.48
                                                                            =========    =======     ======  =========
     Noninterest expense:
        Salaries and employee benefits....................................  $ 139,764    117,492     22,272      18.96%
        Occupancy, net of rental income...................................     22,081     19,882      2,199      11.06
        Furniture and equipment...........................................     16,015     17,017     (1,002)     (5.89)
        Postage, printing and supplies....................................      5,743      5,010        733      14.63
        Information technology fees.......................................     35,472     32,019      3,453      10.78
        Legal, examination and professional fees..........................      9,319      7,412      1,907      25.73
        Amortization of intangibles associated with the
           purchase of subsidiaries.......................................      4,850      2,912      1,938      66.55
        Communications....................................................      2,012      1,866        146       7.82
        Advertising and business development..............................      7,043      5,493      1,550      28.22
        Charitable contributions..........................................      5,922        577      5,345     926.34
        Other.............................................................     28,075     19,825      8,250      41.61
                                                                            ---------    -------     ------
              Total noninterest expense...................................  $ 276,296    229,505     46,791      20.39
                                                                            =========    =======     ======  =========

         Noninterest Income. Noninterest income was $94.7 million for the year ended December 31, 2005, in comparison to $83.5 million for 2004. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, management income and other income.

         Service charges on deposit accounts and customer service fees increased to $39.8 million from $38.2 million for the years ended December 31, 2005 and 2004, respectively. The increase in service charges and customer service fees is primarily attributable to:

         >>    increased  demand  deposit  account   balances   associated  with
               internal growth and our acquisitions of CCB and CIB Bank completed in 2004, and FBA, IBOC and NSB completed in 2005;

         >> additional products and services available and utilized by our retail and commercial customer base;

         >>    increased   fee  income  from   customer   service   charges  for
               non-sufficient fund and returned check fee rates coupled with enhanced control of fee waivers;

         >>    higher earnings allowances on commercial deposit accounts;

         >> increased fee income associated with automated teller machine services and debit cards; and

         >> pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

         The gain on loans sold and held for sale increased to $20.8 million from $18.5 million for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 is partially attributable to an increase of $2.0 million of gains on SBA loans sold by SBLS LLC. The increase is also attributable to an increase in gains on mortgage loans sold resulting from an increase in the volume of mortgage loan sales in the secondary market as a result of increased loan origination volumes. In general, new residential mortgage loan production of 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products is being retained in our portfolio, while other loans, primarily 20 and 30-year fixed rate loans, are typically being sold in the secondary loan markets.

         Noninterest income includes a net loss on sales of available-for-sale securities of $2.9 million for the year ended December 31, 2005, in comparison to a net gain on sales of available-for-sale securities of $257,000 in 2004. The net loss for 2005 resulted from the sale of certain investment securities associated with our termination of a $50.0 million term repurchase agreement in the fourth quarter of 2005, as further discussed in Note 3, Note 5 and Note 10 to our Consolidated Financial Statements. The net gain for 2004 resulted primarily from the sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives.

         Gains, net of expenses, on the sale of two Midwest banking offices in 2004 totaled $1.0 million and reflect a $390,000 gain, net of expenses, on the sale of one of our Missouri branch banking offices in February 2004, and a $630,000 gain, net of expenses, on the sale of one of our Illinois banking offices in April 2004. There were no sales of branch banking offices in 2005.

         Bank-owned life insurance income was $4.9 million for the year ended December 31, 2005, in comparison to $5.2 million in 2004. The decrease in investment income reflects a reduced return on the performance of the underlying securities surrounding the insurance contracts which is primarily attributable to the portfolio mix of investments and overall market conditions.

         Investment management income was $8.6 million for the year ended December 31, 2005, in comparison to $6.9 million in 2004, reflecting increased portfolio management fee income generated by our institutional money management subsidiary attributable to new business development and overall growth in assets under management.

         Other income was $23.6 million and $13.4 million for the years ended December 31, 2005 and 2004, respectively. We attribute the primary components of the increase in other income to:

         >> an increase of $3.6 million attributable to recoveries of certain loan principal balances that had been charged-off by the various respective financial institutions prior to their acquisition by First Banks;

         >> an increase of $3.1 million attributable to the reversal of a specific reserve on a letter of credit assumed with the CIB Bank acquisition and collection of the related fees resulting from the cancellation of the letter of credit;

         >> a net decrease in losses on the valuation or sale of certain repossessed assets, primarily related to our commercial leasing portfolio. Net gains for 2005 were $696,000 and included $464,000 of gains on two sales of repossessed leasing equipment. Net losses for 2004 were $1.6 million and included a $750,000 write-down on repossessed aircraft leasing equipment and a $1.3 million write-down on repossessed equipment unrelated to the airline industry, partially offset by gains of $350,000 on the sale of other repossessed aircraft leasing equipment;

         >> an increase of $713,000 reflecting reductions of a contingent liability established in conjunction with the sale of a portion of our commercial leasing portfolio in June 2004. The reductions of the contingent liability in 2005 and 2004 of $1.1 million and $375,000, respectively, were the result of further reductions in related lease balances for the specific pools of leases sold, as further described in Note 24 to our Consolidated Financial Statements;

         >> a recovery of agent loan collection expenses of $739,000 as permitted under a loan participation agreement prior to recovery of principal and interest, from funds collected from the liquidation of a portion of the collateral that secured the loan by the receiver;

         >> a $602,000 net increase in loan servicing fees. The net increase is primarily attributable to: increased fees from loans serviced for others, primarily attributable to a $2.3 million increase in SBLS LLC loan servicing fees, offset by an $887,000 increase in amortization of SBA servicing rights and the recognition of a $2.4 million impairment charge on our SBA servicing rights following substantial damage to several shrimping vessels within the servicing portfolio caused by the effects of Hurricane Katrina; a $199,000 decrease in mortgage loan servicing fees, including a lower level of interest shortfall on mortgage loans, offset by a $1.6 million decrease in amortization of mortgage servicing rights; and increased unused commitment fees of
               $281,000. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner;

         >>    an increase of $584,000 in fees from fiduciary activities;

         >>    a $448,000 decrease in net losses on our derivative  instruments;
               and

         >> our acquisitions of CCB and CIB Bank completed in 2004, and FBA, IBOC and NSB completed in 2005; partially offset by

         >> a decline of $1.2 million in rental income associated with reduced commercial leasing activities; and

         >> a net increase in losses, net of gains, on the disposition of certain assets, primarily attributable to a $459,000 net loss resulting from the demolition of a branch drive-thru facility and a $277,000 net loss resulting from the sale of a former CIB Bank branch facility during 2005.

         Noninterest Expense. Noninterest expense was $276.3 million for the year ended December 31, 2005, in comparison to $229.5 million for 2004. Our efficiency ratio was 65.72% for the year ended December 31, 2005, compared to 59.84% for 2004. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to the sum of net interest income and noninterest income. The increases in noninterest expense and our efficiency ratio for 2005 were primarily attributable to increases in expenses resulting from our 2004 and 2005 acquisitions and the addition of five de novo branch offices in 2004 and 2005, and increases in salaries and employee benefits expense, information technology expense, charitable contributions expense, expenses and losses, net of gains, on other real estate, and other expense.

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

         >> planned involuntary employee termination benefits, as further discussed under "--Acquisitions - Acquisition and Integration Costs" and Note 2 to our Consolidated Financial Statements; and

         >> contractual obligations of the acquired entities that existed prior to the consummation date that either have no economic benefit to the combined entity or have a penalty that we will incur to cancel the contractual obligation. These contractual obligations generally relate to existing information technology and item processing contracts of the acquired entities that include penalties for early termination. In conjunction with the merger and integration of our acquisitions, the acquired entities are converted to our existing information technology and item processing systems. Consequently, the costs associated with terminating the existing contracts of the acquired entities are generally recorded as of the consummation date through the establishment of an accrued liability with the offsetting adjustment recorded as an increase to goodwill as further discussed under "--Acquisitions - Acquisition and Integration Costs" and Note 2 to our Consolidated Financial Statements.

         We make adjustments to the fair value of the acquired entities' assets and liabilities for these items as of the consummation date and include them in the allocation of the overall acquisition cost. We also incur costs associated with our acquisitions that are expensed in our consolidated statements of income. These costs relate specifically to additional costs incurred in conjunction with the information technology and item processing conversions of the acquired entities, as well as training of personnel on First Bank's systems, as further described and quantified below.

         Salaries and employee benefits increased by $22.3 million to $139.8 million for the year ended December 31, 2005, from $117.5 million in 2004. We attribute the overall increase to increased salaries and employee benefits expenses associated with an aggregate of 27 additional branches acquired in 2004 and 2005 and five de novo branches opened in 2004 and 2005; and the addition of a regional structure in Chicago following our significant expansion in the Chicago market area, including credit administration, commercial real estate and commercial and industrial banking groups, branch administration, credit review and human resource and training functions. The increase is also attributable to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including enhanced incentive compensation and employee benefits plans. Our number of employees on a full-time equivalent basis increased to 2,288 at December 31, 2005, from 2,172 at December 31, 2004.

         Occupancy, net of rental income, and furniture and equipment expense totaled $38.1 million and $36.9 million for the years ended December 31, 2005 and 2004, respectively. The increase is primarily attributable to higher levels of expense resulting from our acquisitions in 2004 and 2005, which added 27 branch offices, and the opening of five de novo branch offices in 2004 and 2005, as well as the formation of separate small business banking loan origination offices in most of our market areas. The increase is also attributable to increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, including additional production and administrative offices, and increased depreciation expense associated with acquisitions and capital expenditures.

         Information technology and item processing fees were $35.5 million and $32.0 million for the years ended December 31, 2005 and 2004, respectively. As more fully described in Note 19 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending division and our small business lending and institutional money management subsidiaries. The increased level of fees is primarily attributable to the additional branch offices provided by our acquisitions and de novo branch office openings; certain de-conversion costs from other providers associated with our acquisitions, growth and technological advancements consistent with our product and service offerings; and continued expansion and upgrades to technological equipment, networks and communication channels; partially offset by expense reductions resulting from information technology conversions of our acquisitions completed in 2004, as well as the achievement of certain efficiencies associated with the implementation of various technology projects. The information technology conversions of CCB, CIB Bank, FBA, IBOC and NSB were completed in September 2004, February 2005, June 2005, October 2005 and December 2005, respectively.

         Legal, examination and professional fees were $9.3 million and $7.4 million for the years ended December 31, 2005 and 2004, respectively. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation costs primarily related to our various acquired entities have all contributed to the overall expense levels in 2004 and 2005. The increase in 2005 is also attributable to $471,000 of fees paid for accounting and other services, including operational and systems support, provided by the seller of CIB Bank pursuant to a service agreement to provide services from the November 2004 sale date through the system conversion date in February 2005.

         Amortization of intangibles associated with the purchase of subsidiaries was $4.9 million and $2.9 million for the years ended December 31, 2005 and 2004, respectively. The increase is attributable to core deposit intangibles associated with our acquisitions of CCB and CIB Bank completed in 2004 and our acquisitions of FBA, IBOC and NSB completed in 2005.

         Communications and advertising and business development expenses were $9.1 million and $7.4 million for the years ended December 31, 2005 and 2004, respectively. The expansion of our sales, marketing and product group in 2004 and broadened advertising campaigns have contributed to higher expenditures and are consistent with our continued focus on expanding our banking franchise and the products and services available to our customers. Our spring and fall advertising campaigns have contributed to the increase in 2005. We continue our efforts to manage these expenses through renegotiation of contracts, enhanced focus on advertising and promotional activities in markets that offer greater benefits, as well as ongoing cost containment efforts.

         Charitable contribution expense was $5.9 million and $577,000 for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 is primarily attributable to First Bank contributions of $2.5 million and $1.5 million, respectively, in December 2005 to The Dierberg Foundation and the Dierberg Operating Foundation, Inc., charitable foundations created by First Banks' Chairman and member of his immediate family, as further described in Note 19 to our Consolidated Financial Statements. The increase is also attributable to a $1.5 million contribution in May 2005 to an urban revitalization development project located in the city of St. Louis. In exchange for this contribution, we received Missouri state tax credits that will be utilized to reduce certain state income taxes.

         Other expense was $28.1 million and $19.8 million for the years ended December 31, 2005 and 2004, respectively. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase is primarily attributable to:

         >>    an increase of $4.0 million in  expenditures  and losses,  net of gains,  on other real  estate.  Expenditures  and losses,  net of gains, on other real estate were $644,000 for the year ended December 31, 2005 and included expenses of $1.1 million in preparation for the sale of a parcel of other real estate acquired with the acquisition of CIB Bank. These expenditures were partially offset by approximately $972,000 of gains recorded on the sale of six holdings of other real estate. Gains, net of losses and expenses, on other real estate were $3.3 million for the year ended December 31, 2004, and included a $2.7 million gain recorded in the first quarter of 2004 on the sale of a residential and recreational development property that was transferred to other real estate in January 2003 and approximately $390,000 of gains recorded on the sale of two additional holdings of other real estate;

         >> increased losses and adjustments to the carrying value of certain affordable housing credit partnership investments; and

         >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and acquisitions completed during 2004 and 2005, particularly CIB Bank.

         Provision for Income Taxes. The provision for income taxes was $52.5 million for the year ended December 31, 2005, representing an effective income tax rate of 35.5%, in comparison to $45.3 million, representing an effective income tax rate of 35.4%, for the year ended December 31, 2004. The increase in our provision for income taxes primarily reflects our increased earnings. In 2005, we reversed a $3.3 million state tax reserve as it was no longer deemed necessary as a result of the resolution of a potential tax liability. In addition, we recorded a benefit of $3.1 million relating to our utilization of federal and state tax credits. In the second quarter of 2004, we reversed a $2.8 million tax reserve as it was not longer deemed necessary as a result of resolution of a potential tax liability. Excluding these transactions, the effective income tax rate was 38.4% and 37.5% for the years ended December 31, 2005 and 2004, respectively.

Comparison of Results of Operations for 2004 and 2003

         Net Income. Net income was $82.9 million for the year ended December 31, 2004, compared to $62.8 million for 2003. Our return on average assets and our return on average stockholders' equity were 1.10% and 14.44%, respectively, for the year ended December 31, 2004, compared to 0.87% and 11.68%, respectively, for 2003. Results for 2004 reflect increased net interest income and a reduced provision for loan losses, partially offset by decreased noninterest income, increased noninterest expense and an increased provision for income taxes. The provision for loan losses for 2004, which was significantly lower than the higher-than-historical amount reflected in 2003, reflects an overall improvement in asset quality, reduced levels of nonperforming loans and lower net loan charge-offs than experienced in recent years, as further discussed under "--Provision for Loan Losses" and exclusive of our 2004 acquisition. Increased net interest income is primarily attributable to our 2004 acquisitions, reduced deposit rates and earnings on our interest rate swap agreements, as further discussed under "--Net Interest Income." We attribute the decreased noninterest income to a nonrecurring gain on the sale of our investment in Allegiant for a 100% ownership interest in BSG in 2003 and decreased gains on the divestiture of branch offices in 2004 as compared to 2003, partially offset by increased service charges on deposit accounts, gains on mortgage loans sold and held for sale, and investment management income, as further discussed under "--Noninterest Income." The overall increase in operating expenses for 2004, as further discussed under "--Noninterest Expense," was primarily due to increases in salaries and employee benefit expenses that were partially offset by a decrease in write-downs on operating leases associated with our commercial leasing business and a nonrecurring charitable contribution expense related to the contribution of our shares of Allegiant common stock in the fourth quarter of 2003.

         Provision  for Loan  Losses.  The  provision  for loan losses was $25.8 million and $49.0 million for the years ended December 31, 2004 and 2003, respectively. Net loan charge-offs were $24.8 million and $32.7 million for the years ended December 31, 2004 and 2003, respectively. In 2003, we continued to experience the higher level of problem loans, related charge-offs and past due loans that we began to experience in early 2002. This was a result of economic conditions within our market areas, additional problems identified in certain acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio relating to the airline industry. These factors necessitated higher provisions for loan losses than in prior periods. The reduced provision for loan losses in 2004 resulted from loan sales completed late in the fourth quarter of 2004 and, exclusive of acquisition activity, substantial improvement in asset quality, reduced levels of nonperforming loans, primarily resulting from significant loan payoffs, and lower net loan charge-offs, as further discussed under "--Lending Activities" and "--Loans and Allowance for Loan Losses." Our nonperforming loans increased to $85.8 million at December 31, 2004 from $75.4 million at December 31, 2003, reflecting the acquisition of a significant amount of nonperforming loans associated with our 2004 acquisitions, particularly CIB Bank which provided nonperforming loans of $60.3 million. In addition, our acquisitions of CCB, SBLS and CIB Bank provided $4.4 million, $3.0 million and $26.4 million, respectively, in additional allowances for loan losses. Management expected nonperforming assets to remain at higher levels in 2005 because of our CIB Bank and CCB acquisitions and considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2004 and 2003:

                                                                                 December 31,       Increase (Decrease)
                                                                              ------------------    -------------------
                                                                                2004       2003      Amount        %
                                                                                ----       ----      ------       ---
                                                                                    (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees.....   $ 38,230     36,113      2,117       5.86%
        Gain on loans sold and held for sale..............................     18,497     15,645      2,852      18.23
        Net gain on sales of available-for-sale investment securities.....        257      8,761     (8,504)    (97.07)
        Gain on sales of branches, net of expenses........................      1,000      3,992     (2,992)    (74.95)
        Bank-owned life insurance investment income.......................      5,201      5,469       (268)     (4.90)
        Investment management income......................................      6,870      4,762      2,108      44.27
        Other.............................................................     13,431     12,966        465       3.59
                                                                             --------    -------    -------
              Total noninterest income....................................   $ 83,486     87,708     (4,222)     (4.81)
                                                                             ========    =======    =======    =======
     Noninterest expense:
        Salaries and employee benefits....................................   $117,492     95,441     22,051      23.10%
        Occupancy, net of rental income...................................     19,882     20,940     (1,058)     (5.05)
        Furniture and equipment...........................................     17,017     18,286     (1,269)     (6.94)
        Postage, printing and supplies....................................      5,010      5,100        (90)     (1.76)
        Information technology fees.......................................     32,019     32,136       (117)     (0.36)
        Legal, examination and professional fees..........................      7,412      8,131       (719)     (8.84)
        Amortization of intangibles associated with the purchase
           of subsidiaries................................................      2,912      2,506        406      16.20
        Communications....................................................      1,866      2,667       (801)    (30.03)
        Advertising and business development..............................      5,493      4,271      1,222      28.61
        Charitable contributions..........................................        577      5,334     (4,757)    (89.18)
        Other.............................................................     19,825     32,257    (12,432)    (38.54)
                                                                             --------    -------    -------
              Total noninterest expense...................................   $229,505    227,069      2,436       1.07
                                                                             ========    =======    =======    =======

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

         Gains, net of expenses, on the sale of two Midwest banking offices in 2004 totaled $1.0 million and reflect a $392,000 gain, net of expenses on the sale of one of our Missouri branch banking offices in February 2004, and a $630,000 gain, net of expenses, on the sale of one of our Illinois banking offices in April 2004. The additional adjustment to gains, net of expenses, in 2004 relates to an adjustment to the fourth quarter 2003 gain recorded on the divestiture of four banking offices due to an expense incurred to correct certain environmental issues associated with one of the banking offices. During the fourth quarter of 2003, we recorded a $4.0 million gain, net of expenses, on the sale of four branch offices in eastern Missouri and central and northern Illinois.

         Bank-owned life insurance income was $5.2 million for the year ended December 31, 2004, in comparison to $5.5 million in 2003, and reflects a reduced return on this product primarily associated with the reduced interest rate environment and overall market conditions.

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

         Other income was $13.4 million and $13.0 million for the years ended December 31, 2004 and 2003, respectively. We attribute the primary components of the increase in other income to:

         >> increased loan servicing fees of $3.0 million primarily attributable to increased fees from loans serviced for others, including fees from the SBA assets purchased from SBLS, decreased amortization of mortgage servicing rights and a lower level of interest shortfall. Loan servicing fees for 2004 also included an impairment charge of $459,000 on our SBA servicing asset;

         >> an increase of $665,000 in fees from fiduciary activities, which were $2.8 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively;

         >>    our acquisitions completed during 2003 and 2004;

         >>    increased income of $512,000 from standby letters of credit; and

         >> an increase of $375,000 reflecting the reduction of a contingent liability recorded in conjunction with the sale of a portion of our leasing portfolio as a result of reductions in related lease balances for the specific pools of leases sold, as further discussed in Note 24 to our Consolidated Financial Statements; partially offset by

         >> decreased net gains on derivative instruments of $2.0 million. The net loss on derivative instruments was $1.5 million for the year ended December 31, 2004, in comparison to a net gain of $496,000 in 2003. The decrease in the net gain on derivative instruments reflects changes in the fair value of our interest rate cap agreements, fair value hedges and underlying hedged liabilities. The decrease reflects the discontinuation, in 2003, of hedge accounting treatment on two interest rate swap agreements that matured in January 2004, resulting from the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities;

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

         Charitable contribution expense was $577,000 and $5.3 million for the years ended December 31, 2004 and 2003, respectively. We recorded contribution expense of $5.1 million in the fourth quarter of 2003 related to the contribution of our remaining shares of Allegiant common stock, as further discussed under "--Overview" and "--Acquisitions - Completed Acquisitions."

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

         >> decreased write-downs of $6.1 million on various operating leases associated with our commercial leasing business, which were primarily a result of reductions in estimated residual values. We recorded write-downs of $664,000 for the year ended December 31, 2004, compared to $6.8 million in 2003; and

         >> a $1.0 million specific reserve established in December 2003 for the estimated loss associated with a $5.3 million unfunded letter of credit that we subsequently funded as a loan in January 2004; partially offset by

         >> higher expenses associated with our acquisitions completed during 2003 and 2004, including increased travel, meals and entertainment expenses incurred by our conversion team members in anticipation of the information technology conversion of CIB Bank that occurred in February 2005; and

         >>    continued growth and expansion of our banking franchise.

         Provision for Income Taxes. The provision for income taxes was $45.3 million for the year ended December 31, 2004, representing an effective income tax rate of 35.4%, in comparison to $36.0 million, representing an effective income tax rate of 36.4%, for the year ended December 31, 2003. The decrease in the effective income tax rate is primarily attributable to the reversal of a $2.8 million tax reserve in the second quarter of 2004 that was no longer deemed necessary as a result of the resolution of a potential tax liability. Excluding this transaction, the effective income tax rate was 37.5% for the year ended December 31, 2004, reflecting higher taxable income and the merger of our two bank charters in March 2003, which resulted in higher taxable income allocations in states where we file separate tax returns.

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

         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer, Chief Investment Officer and the senior officers of finance and risk management, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

         We are "asset-sensitive," indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicates a pre-tax projected loss of approximately 6.4% of net interest income, based on assets and liabilities at December 31, 2005. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

         We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2005, adjusted to account for anticipated prepayments:

                                                                   Over       Over
                                                                   Three      Six        Over
                                                      Three       through    through     One       Over
                                                      Months        Six      Twelve    through     Five
                                                      or Less     Months     Months   Five Years   Years      Total
                                                      -------     ------     ------   ----------   -----      -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
   Loans (1)......................................  $4,453,237    318,688    479,676  1,563,896    205,274  7,020,771
   Investment securities..........................     151,245     96,943    248,610    655,604    188,381  1,340,783
   Short-term investments.........................      65,000         --         --         --         --     65,000
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-earning assets..............   4,669,482    415,631    728,286  2,219,500    393,655  8,426,554
   Effect of interest rate swap agreements........    (300,000)   100,000         --    200,000         --         --
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-earning assets after
         the effect of interest
         rate swap agreements.....................  $4,369,482    515,631    728,286  2,419,500    393,655  8,426,554
                                                    ==========  =========  =========  =========  =========  =========
Interest-bearing liabilities:
   Interest-bearing demand accounts...............  $  363,279    225,822    147,275    108,002    137,459    981,837
   Money market accounts..........................   1,416,912         --         --         --         --  1,416,912
   Savings accounts...............................     117,225     96,538     82,747    117,225    275,823    689,558
   Time deposits..................................     906,633    474,495    954,027    793,049     25,970  3,154,174
   Other borrowings...............................     199,874      4,000      4,000    330,300      1,000    539,174
   Notes payable..................................       5,000      5,000     10,000     80,000         --    100,000
   Subordinated debentures........................          --         --         --         --    215,461    215,461
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-bearing liabilities.........   3,008,923    805,855  1,198,049  1,428,576    655,713  7,097,116
   Effect of interest rate swap agreements........      25,000         --         --         --    (25,000)        --
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-bearing liabilities
         after the  effect of interest
         rate swap agreements.....................  $3,033,923    805,855  1,198,049  1,428,576    630,713  7,097,116
                                                    ==========  =========  =========  =========  =========  =========
Interest-sensitivity gap:
   Periodic.......................................  $1,335,559   (290,224)  (469,763)   990,924   (237,058) 1,329,438
                                                                                                            =========
   Cumulative.....................................   1,335,559  1,045,335    575,572  1,566,496  1,329,438
                                                    ==========  =========  =========  =========  =========
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
       Periodic...................................        1.44       0.64       0.61       1.69       0.62       1.19
                                                                                                            =========
       Cumulative.................................        1.44       1.27       1.11       1.24       1.19
                                                    ==========  =========  =========  =========  =========
---------------
(1) Loans are presented net of unearned discount.

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

         Our asset-sensitive position at December 31, 2005 on a cumulative basis through the twelve-month time horizon remained relatively consistent, at $575.6 million, or 6.28% of our assets, in comparison to our asset-sensitive position on a cumulative basis through the twelve-month time horizon of $571.4 million, or 6.54% of our assets, at December 31, 2004.

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

         As previously discussed, we utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of December 31, 2005 and 2004 are summarized as follows:

                                                                           December 31,
                                                      ---------------------------------------------------
                                                                2005                        2004
                                                      ------------------------     ----------------------
                                                       Notional       Credit        Notional     Credit
                                                        Amount       Exposure        Amount     Exposure
                                                        ------       --------        ------     --------
                                                                 (dollars expressed in thousands)

         Cash flow hedges............................ $ 300,000         114          500,000      1,233
         Fair value hedges...........................    25,000         748          276,200      9,609
         Interest rate floor agreements..............   100,000          70               --         --
         Interest rate lock commitments..............     5,900          --            5,400         --
         Forward commitments to sell
           mortgage-backed securities................    47,000          --           34,000         --
                                                      =========         ===          =======      =====

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

         For the years ended December 31, 2005, 2004 and 2003, we realized net interest income of $2.2 million, $50.1 million and $64.6 million, respectively, on our derivative financial instruments. The decreased earnings for 2005 and 2004 are primarily attributable to an increase in prevailing interest rates that began in mid-2004 and continued throughout 2005, the maturity of $800.0 million notional amount of interest rate swap agreements during 2004 and $200.0 million in March 2005, and the termination of $150.0 million and $101.2 million of interest rate swap agreements designated as fair value hedges in February 2005 and May 2005, respectively. Although we have implemented other methods to mitigate the reduction in our net interest income, the maturity and termination of the swap agreements has resulted in a compression of our net interest margin of approximately 59 basis points for the year ended December 31, 2005, in comparison to 2004, and will result in a reduction of future net interest income and further compression of our net interest margin unless interest rates increase. We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $1.1 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively, in comparison to a net gain of $496,000 for the year ended December 31, 2003. The net losses recorded in 2005 reflect changes in the value of our fair value hedges and the underlying hedged liabilities during 2005 until the termination of the $150.0 million of interest rate swap agreements designated as fair value hedges in February 2005, and the change in the value of our interest rate floor agreement entered into in September 2005. Information regarding our derivative financial instruments outlined in the table above is further described in Note 5 to our Consolidated Financial Statements appearing elsewhere in this report.

Mortgage Banking Activities

         Our mortgage banking activities consist of the origination, purchase and servicing of residential mortgage loans. The purchase of loans to be held for sale is primarily limited to loans that we acquire in conjunction with our acquisition of other financial institutions. Generally, we sell our production of residential mortgage loans in the secondary loan markets. However, in mid-2003, as a result of continued weak loan demand in other sectors of our loan portfolio, we made a business strategy decision to retain a portion of new residential mortgage loan production in our real estate mortgage portfolio, generally represented by production originated in our St. Louis production offices with the exception of 20 and 30-year fixed rate loans which are typically sold in the secondary loan markets. Furthermore, in the third quarter of 2005, we revised our strategy and began retaining additional mortgage loan production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products, as further discussed in "--Loans and Allowance for Loan Losses."
Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

         For the three years ended December 31, 2005, 2004 and 2003, we originated residential mortgage loans held for sale and held for portfolio totaling $1.60 billion, $1.14 billion and $2.16 billion, respectively, and sold residential mortgage loans totaling $1.14 billion, $1.03 billion and $2.19 billion, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain or loss realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $1.01 billion, $1.06 billion and $1.22 billion at December 31, 2005, 2004 and 2003, respectively.

         The gain on mortgage loans originated for resale, including loans sold and held for sale, was $18.1 million, $17.8 million and $15.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. We determine these gains, net of losses, on a lower of cost or market basis. These gains are realized at the time of sale. The cost basis reflects both the adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values, as well as the adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," adjusted for the cost of hedging these loan commitments. Fallout represents loans not funded due to issues discovered during the underwriting process or withdrawal of the loan request by the customer. The increases for 2004 and 2005 are primarily attributable to the continued growth of our mortgage banking activities and the relatively high volume of loans originated and sold commensurate with the prevailing interest rate environment experienced in 2003, partially offset by the slowdown in the volume of mortgage loans originated and sold that began in the fourth quarter of 2003 and continued throughout 2004 and into the first quarter of 2005, coupled with management's decision to retain additional loan volume in our residential real estate mortgage portfolio, as discussed above.

         Interest income on loans held for sale was $11.7 million for the year ended December 31, 2005, in comparison to $8.8 million and $17.0 million for the years ended December 31, 2004 and 2003, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $184.1 million, $133.3 million and $273.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. On an annualized basis, our yield on the portfolio of loans held for sale was 6.36%, 6.61% and 6.21% for the years ended December 31, 2005, 2004 and 2003, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 2.47%, 1.64% and 1.88% for the years ended December 31, 2005, 2004 and 2003, respectively.

         We report mortgage loan servicing fees in other noninterest income in our consolidated statements of income, net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Although net mortgage loan servicing fees increased throughout these periods, they contributed to an overall reduction in our other noninterest income of $1.2 million, $2.6 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, including the recognition of amortization of mortgage servicing rights of $5.0 million, $6.5 million and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. We attribute the increase in net loan servicing fees in 2005 to reduced amortization of mortgage servicing rights, partially offset by a reduction in fees associated with a lower volume of loans serviced for others and the retention of a portion of loan production in our residential mortgage loan portfolio, as previously discussed. We attribute the increase in net loan servicing fees in 2004 to increased fees associated with a lower level of interest shortfall as well as reduced amortization expense.

         Our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2005, 2004 and 2003, we had $47.7 million, $35.3 million and $58.2 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $47.0 million, $34.0 million and $58.5 million, respectively, were hedged through the use of such forward commitments.

Investment Securities

         We classify the securities within our investment portfolio as trading, available for sale or held to maturity. Our investment security portfolio consists primarily of securities designated as available for sale. During the fourth quarter of 2005, we began to engage in the trading of investment securities, which were $3.4 million at December 31, 2005. The investment security portfolio was $1.34 billion at December 31, 2005, compared to $1.81 billion and $1.05 billion at December 31, 2004 and 2003, respectively. Funds available from maturities of investment securities during 2005 were primarily used to fund loan growth, resulting in the decrease in our investment securities portfolio in 2005. A portion of the remaining funds available from maturities of investment securities were reinvested in higher-yielding available-for-sale investment securities. The decrease also reflects the sale of the underlying available-for-sale investment securities associated with the termination of a $50.0 million term repurchase agreement in November 2005, as further discussed in Note 3, Note 5 and Note 10 to our Consolidated Financial Statements. The significant increase in the investment securities portfolio in 2004 is attributable to securities acquired through acquisitions and funds provided by an increase in other borrowings, primarily term repurchase agreements, combined with the overall level of loan demand within our market areas, which affects the amount of funds available for investment.

Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 85.9%, 86.5% and 90.9% of total interest income for the years ended December 31, 2005, 2004 and 2003, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant the resumption of interest accruals.

         Loans, net of unearned discount, represented 76.6% of our assets as of December 31, 2005, compared to 70.3% of our assets at December 31, 2004. Loans, net of unearned discount, increased $882.8 million to $7.02 billion at December 31, 2005 from $6.14 billion at December 31, 2004. Our acquisitions of FBA, IBOC and NSB provided loans, net of unearned discount, of $54.3 million, $113.5 million and $41.8 million, respectively, or $209.6 million in aggregate. Exclusive of these acquisitions completed in 2005, our loans, net of unearned discount, increased $687.5 million as a result of internal growth in 2005. In addition, we reduced our loans and leases by $14.3 million in the first and second quarters of 2005 from the sale of certain nonperforming loans, resulting from management's business decision in late 2004 to reduce the level of our nonperforming assets through the sale of certain nonperforming loans. Loans, net of unearned discount, increased $809.9 million to $6.14 billion at December 31, 2004 from $5.33 billion at December 31, 2003. Our 2004 acquisitions of CIB Bank, CCB and SBLS provided loans, net of unearned discount, of $683.3 million, $73.6 million and $24.0 million, respectively or $780.9 million in aggregate. In addition, we reduced our loans and leases by $83.2 million in 2004 from the sale of a portion of our commercial leasing portfolio and the sale of certain performing and nonperforming loans. Exclusive of these acquisitions and loan sales completed in 2004, loans, net of unearned discount, increased $112.2 million from internal growth in 2004. The overall increase in loans, net of unearned discount, in 2005 primarily resulted from:

         >> an increase of $408.2 million in our real estate mortgage portfolio, primarily attributable to internal growth within our loan portfolio and our acquisitions completed during 2005, which provided real estate mortgage loans of $166.7 million, as well as a home equity product line campaign that we held in mid-2004 in line with our goal to increase our home equity lines. The increase is also attributable to management's business strategy decision in mid-2003 to retain a portion of our new loan production in our real estate mortgage portfolio as a result of continued weak loan demand in other sectors of our loan portfolio and management's business strategy in the third quarter of 2005 to retain additional mortgage loan product production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products;

         >> an increase of $245.8 million in our real estate construction and development portfolio resulting from internal growth due to new loan originations and seasonal fluctuations on existing and available credit lines, and a $5.3 million increase associated with our acquisitions completed in 2005;

         >> an increase of $182.1 million in loans held for sale resulting from an overall increase in loan origination volumes and the timing of loan sales in the secondary mortgage market, partially offset by the sale of certain acquired loans. In addition, in an effort to reduce the level of our nonperforming assets through the sale of certain nonperforming loans, we transferred approximately $59.7 million of nonperforming loans to our held for sale portfolio at December 31, 2005, further contributing to the overall increase in 2005; and

         >> an increase of $44.6 million in our commercial, financial and agricultural portfolio, primarily attributable to a $36.7 million increase associated with our acquisitions completed during 2005, partially offset by general runoff of the balances within this portfolio as well as an anticipated amount of attrition associated with our acquisitions completed during 2003 and 2004.

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

         During the five years ended December 31, 2005, loans, net of unearned discount, increased significantly from $4.75 billion at December 31, 2000 to $7.02 billion at December 31, 2005. Throughout this period, we have substantially enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers. While this process was occurring, in an attempt to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within our loan portfolio, we also focused on repositioning our portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, substantially all of our conforming residential mortgage loan production was historically sold in the secondary mortgage market until management's decision in 2003 to retain a portion of the new loan production in our real estate mortgage portfolio to offset continued weak loan demand in other sectors of our loan portfolio and management's decision in the third quarter of 2005 to retain additional mortgage loan product production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products. Furthermore, we substantially reduced our lease financing portfolio as a result of (a) the discontinuation of our New Mexico based leasing operation in 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri, a change in our overall business strategy resulting in reduced commercial leasing activities and repayment of leases by borrowers, and (b) the sale of a significant portion of our remaining commercial leasing portfolio, which reduced the portfolio by approximately $33.1 million to $9.6 million at June 30, 2004. This portfolio has further declined to $3.0 million at December 31, 2005. We have also substantially reduced our consumer lending by discontinuing the origination of indirect auto loans and selling our student loan and credit card loan portfolios. This allowed us to fund part of the growth in corporate lending through reductions in indirect automobile and other consumer-related loans.

         In addition, our acquisitions have contributed to a substantial increase in the portfolios of new loans. In certain cases, these acquired portfolios contained significant loan problems, which we had anticipated and attempted to consider in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline due to the elimination of problem loans and because many of the resources that would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships. We continue to experience this trend, primarily as a result of our acquisitions of CCB and CIB Bank, completed in July 2004 and November 2004, respectively, and expect the resolution of certain problem credits acquired from CIB Bank to continue in the near term.

         The following table summarizes the components of changes in our loan portfolio, net of unearned discount, for the five years ended December 31, 2005:

                                                                   Increase (Decrease) For the Year Ended December 31,
                                                                --------------------------------------------------------
                                                                   2005         2004       2003       2002        2001
                                                                   ----         ----       ----       ----        ----
                                                                            (dollars expressed in thousands)
      Internal loan volume increase (decrease):
          Commercial lending................................    $ 204,494      91,760     (22,211)  (119,295)   174,568
          Residential real estate lending (1) ..............      481,642      32,348    (103,573)    36,074     48,616
          Consumer lending, net of unearned discount........        1,383     (11,900)    (22,429)   (44,060)   (75,280)
      Loans and leases sold.................................      (14,337)    (83,216)         --         --         --
      Loans provided by acquisitions........................      209,621     780,901      43,700    151,000    508,700
                                                                ---------     -------    --------   --------    -------
          Total increase (decrease).........................    $ 882,803     809,893    (104,513)    23,719    656,604
                                                                =========     =======    ========   ========    =======
      ---------------
      (1) Includes loans held for sale.

         Our lending strategy emphasizes quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. Our commercial lenders focus principally on small to middle-market companies. Consumer lenders focus principally on residential loans, including home equity loans and other consumer financing opportunities arising out of our branch banking network.

         Commercial, financial and agricultural loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources even though such loans may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and commercial properties, represent financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family, owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist of a mix of secured and unsecured loans, including preferred credit and loans secured by automobiles. Loans held for sale are primarily fixed and adjustable rate residential mortgage loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.

         The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                           December 31,
                                 --------------------------------------------------------------------------------------------------
                                         2005               2004               2003                  2002               2001
                                 ------------------- ------------------ -------------------- ------------------- ------------------
                                   Amount       %      Amount      %       Amount      %       Amount       %      Amount      %
                                   ------       -      ------      -       ------      -       ------       -      ------      -
                                                                (dollars expressed in thousands)

Commercial, financial
    and agricultural............ $1,616,841    24.1% $1,569,321   26.1%  $1,407,626   27.1%  $1,443,016    28.4% $1,532,875   29.5%
Real estate construction
    and development.............  1,564,255    23.3   1,318,413   22.0    1,063,889   20.5      989,650    19.5     954,913   18.4
Real estate mortgage:
    One-to-four-family
      residential loans.........  1,214,121    18.1     870,889   14.5      811,650   15.7      694,604    13.7     798,089   15.3
    Multi-family residential
      loans.....................    143,663     2.2     102,447    1.7      108,163    2.1      112,517     2.2     148,684    2.9
    Commercial real estate
      loans.....................  2,112,004    31.5   2,088,245   34.8    1,662,451   32.1    1,637,001    32.2   1,499,074   28.8
Lease financing.................      2,981      --       5,911    0.1       67,282    1.3      126,738     2.5     148,971    2.8
Consumer and installment,
    net of unearned
    discount....................     51,772     0.8      49,677    0.8       61,268    1.2       79,097     1.5     122,057    2.3
                                 ----------   -----  ----------  -----   ----------  -----   ----------   -----  ----------  -----
        Total loans,
           excluding loans
           held for sale........  6,705,637   100.0%  6,004,903  100.0%   5,182,329  100.0%   5,082,623   100.0%  5,204,663  100.0%
                                              =====              =====               =====                =====              =====
Loans held for sale.............    315,134             133,065             145,746             349,965             204,206
                                 ----------          ----------          ----------          ----------          ----------
        Total loans............. $7,020,771          $6,137,968          $5,328,075          $5,432,588          $5,408,869
                                 ==========          ==========          ==========          ==========          ==========

         Loans at December 31, 2005 mature as follows:

                                                                               Over One Year
                                                                               Through Five
                                                                                   Years             Over Five Years
                                                                         ----------------------    -------------------
                                                              One Year      Fixed      Floating     Fixed     Floating
                                                              or Less       Rate         Rate       Rate        Rate       Total
                                                              -------       ----         ----       ----        ----       -----
                                                                            (dollars expressed in thousands)

Commercial, financial and agricultural....................  $  937,844     195,269      390,940     40,230      52,558   1,616,841
Real estate construction and development..................     888,281      91,562      530,635     28,043      25,734   1,564,255
Real estate mortgage:
    One-to-four family residential loans..................      87,684     136,470       54,905    256,454     678,608   1,214,121
    Multi-family residential loans........................      35,512      37,081       39,425     15,270      16,375     143,663
    Commercial real estate loans..........................     443,229     607,132      501,292    264,792     295,559   2,112,004
Lease financing...........................................          --       2,981           --         --          --       2,981
Consumer and installment, net of unearned discount........      22,882      24,001        2,109      2,460         320      51,772
Loans held for sale.......................................     315,134          --           --         --          --     315,134
                                                            ----------   ---------    ---------    -------   ---------   ---------
      Total loans.........................................  $2,730,566   1,094,496    1,519,306    607,249   1,069,154   7,020,771
                                                            ==========   =========    =========    =======   =========   =========


         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:

                                                                                 December 31,
                                                      -----------------------------------------------------------------
                                                          2005          2004         2003          2002         2001
                                                          ----          ----         ----          ----         ----
                                                                           (dollars expressed in thousands)

   Commercial, financial and agricultural:
     Nonaccrual....................................   $    4,937       10,147       26,876        15,787       17,141
     Restructured terms............................           --            4           --            --           --
   Real estate construction and development:
     Nonaccrual....................................       11,137       13,435        6,402        23,378        3,270
   Real estate mortgage:
     One-to-four family residential loans:
       Nonaccrual..................................        9,576        9,881       21,611        14,833       20,780
       Restructured terms..........................           10           11           13            15           20
     Multi-family residential loans:
       Nonaccrual..................................          740          434          804           772          476
     Commercial real estate loans:
       Nonaccrual..................................       70,625       50,671       13,994         8,890       20,642
       Restructured terms..........................           --           --           --         1,907        1,993
   Lease financing:
     Nonaccrual....................................           11          907        5,328         8,723        2,185
   Consumer and installment:
     Nonaccrual....................................          160          310          336           860          794
     Restructured terms............................           --           --           --            --            7
                                                      ----------    ---------    ---------     ---------    ---------
              Total nonperforming loans............       97,196       85,800       75,364        75,165       67,308
   Other real estate...............................        2,025        4,030       11,130         7,609        4,316
                                                      ----------    ---------    ---------     ---------    ---------
              Total nonperforming assets...........   $   99,221       89,830       86,494        82,774       71,624
                                                      ==========    =========    =========     =========    =========

   Loans, net of unearned discount.................   $7,020,771    6,137,968    5,328,075     5,432,588    5,408,869
                                                      ==========    =========    =========     =========    =========

   Loans past due 90 days or more
     and still accruing............................   $    5,576       28,689       2,776          4,635       15,156
                                                      ==========    =========    =========     =========    =========

   Ratio of:
     Allowance for loan losses to loans............         1.93%        2.46%        2.19%         1.83%        1.80%
     Nonperforming loans to loans..................         1.38         1.40         1.41          1.38         1.24
     Allowance for loan losses to
       nonperforming loans.........................       139.23       175.65       154.52        132.29       144.36
     Nonperforming assets to loans and
       other real estate...........................         1.41         1.46         1.62          1.52         1.32
                                                      ==========    =========    =========     =========    =========

         Nonperforming assets, consisting of nonperforming loans and other real estate owned, were $99.2 million, $89.8 million and $86.5 million at December 31, 2005, 2004 and 2003, respectively. Other real estate owned was $2.0 million, $4.0 million and $11.1 million at December 31, 2005, 2004 and 2003, respectively. Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $97.2 million at December 31, 2005, in comparison to $85.8 million and $75.4 million at December 31, 2004 and 2003, respectively. A significant portion of our nonperforming loans includes loans associated with our acquisition of CIB Bank in November 2004, which have increased to $55.0 million, or 56.6% of nonperforming loans, at December 31, 2005, from $50.5 million, or 58.8% of nonperforming loans, at December 31, 2004. As further discussed under "--Lending Activities," the increase in nonperforming loans in 2005 is primarily attributable to the deterioration of a few large credit relationships in our Midwest region during the fourth quarter of 2005, partially offset by significant improvement in the overall level of nonperforming loans during the first nine months of 2005. The increase in nonperforming loans in the fourth quarter of 2005 is primarily attributable to further deterioration of a small number of credit relationships in our Midwest region, including two large relationships of $14.9 million and $16.6 million, or $31.5 million in aggregate. On December 31, 2005, we recognized $7.6 million of loan charge-offs to reduce the loans to their estimated fair value, net of costs, that is expected to be realized at the time of the sale, and transferred approximately $59.7 million of nonperforming loans to our held for sale portfolio, which included several of the relationships that deteriorated during the fourth quarter of 2005 and one credit relationship of $12.4 million, which was included in nonperforming loans at December 31, 2004 with a value of $14.5 million. Included in these loan charge-offs and loans transferred to our held for sale portfolio were $6.0 million of loan charge-offs and approximately $49.6 million of nonperforming loans that were associated with our CIB Bank purchase. In January 2006, we received a payoff on one of the nonperforming loans in our held for sale portfolio, reducing the held for sale portfolio by $12.4 million and resulting in the recognition of a $5.0 million loan recovery. Furthermore, in March 2006, we completed the sale of a majority of the remaining nonaccrual loans in our held for sale portfolio, reducing the held for sale portfolio by $32.5 million, as further discussed in Note 25 to our Consolidated Financial Statements. We continue to actively market the remaining loans held for sale through an independent third party. The improvement of nonperforming loans during the first nine months of 2005 primarily resulted from: our continued emphasis on improving asset quality; the sale of certain acquired nonperforming loans; strengthening of certain loans; and loan payoffs and/or external refinancing of various credits, as further discussed below. A portion of the loan payoffs and sales during the first quarter of 2005 pertaining to certain acquired nonperforming loans that were classified as loans held for sale as of December 31, 2004 contributed to a reallocation of the purchase price on our acquisition of CIB Bank, as further discussed in Note 2 to our Consolidated Financial Statements. We also recorded a $1.6 million write-down on an acquired parcel of other real estate owned to its estimated fair value based upon additional data received. This write-down was recorded as an acquisition-related adjustment in the first quarter of 2005 and is further discussed in Note 2 to our Consolidated Financial Statements. The increase in nonperforming loans in 2004 is primarily associated with our 2004 acquisitions, partially offset by substantial improvement in our existing portfolio of nonperforming assets as a result of significant loan payoffs, the liquidation of foreclosed property, the sale of certain nonperforming loans and the sale of a portion of our commercial leasing portfolio. The increase in nonperforming loans in 2003 and 2002 is primarily attributable to the current economic conditions as previously discussed, additional problems identified in two acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio related to the airline industry.

         The 10.5% net increase in nonperforming assets during 2005 reflects the following significant changes:

         >> Overall improvement in the level of nonperforming assets during the first nine months of 2005, exclusive of the deterioration of certain credit relationships as discussed below, as a result of our continued focus on improving asset quality through an ongoing process of problem loan work-out; the sale of certain acquired nonperforming loans, as previously discussed; the strengthening of certain loans; and loan payoffs and/or external refinancing of various credits, including $97.3 million of loan payoffs on 14 credit relationships during the first and second quarters of 2005;

         >> The deterioration of several credit relationships in the Midwest region during the fourth quarter of 2005. There credits were primarily associated with loans acquired in the purchase of CIB Bank and included two large credit relationships of $14.9 million and $16.6 million, respectively, which were placed on nonaccrual status in the fourth quarter of 2005;

         >> On December 31, 2005, we transferred 11 nonperforming loans totaling approximately $59.7 million to our held for sale portfolio. These loans were primarily associated with loans acquired in the purchase of CIB Bank and included several of the loans that had deteriorated during the fourth quarter of 2005, as discussed above, and one credit relationship of $12.4 million, which was included in nonperforming loans at December 31, 2004 with a value of $14.5 million. We recognized $7.6 million of loan charge-offs in conjunction with this transfer to loans held for sale to reduce the loans to their estimated fair value, net of costs, that is expected to be realized at the time of the sale. Included in these loan charge-offs and loans transferred to our held for sale portfolio were $6.0 million of loan charge-offs and approximately $49.6 million of nonperforming loans transferred to our held for sale portfolio that were associated with our CIB Bank purchase;

         >> The sale of approximately $14.3 million of certain acquired nonperforming loans in early 2005, specifically $2.8 million and $11.5 million during the first and second quarters of 2005; and

         >> A $4.0 million decrease in nonperforming assets associated with our acquisition of SBLS in August 2004, primarily resulting from $3.8 million of loan charge-offs recorded in 2005, which reduced SBLS LLC's nonperforming assets to $2.3 million at December 31, 2005. SBLS LLC had a significant concentration of assets associated with the shrimping vessels industry, which are reflected in both nonperforming loans and other repossessed assets. Although we adjusted our asset purchase price to reflect this concentration, asset quality issues will likely continue in the near future as a result of this industry concentration and its ongoing depressed status, which has deteriorated further in 2005 due to higher interest rates, increased fuel costs and damage to several vessels by Hurricane Katrina. The SBA agreed to repurchase SBLS LLC's entire shrimping vessels portfolio, and these loans were placed in liquidation status in 2005. However, the ultimate liquidation of the shrimping vessels is expected to be time consuming due to the poor condition of certain of the vessels following Hurricane Katrina and the potential collection of funds through insurance proceeds, which will likely require additional time and effort to comply with the individual requirements of the respective insurance companies.

         Loans past due 90 days or more and still accruing interest decreased $23.1 million to $5.6 million at December 31, 2005, from $28.7 million at December 31, 2004, and were $2.8 million at December 31, 2003. The overall level of such delinquencies at December 31, 2005 is primarily reflective of the continued growth in our loan portfolio. The substantial increase in 2004 resulted from our acquisitions of CIB Bank and CCB, which comprised $27.2 million of our loans past due 90 days or more and still accruing interest at December 31, 2004. A significant portion of these loans were past due as to contractual maturity and pending renewal at December 31, 2004; however, the majority of the loan payments were current and in accordance with the contractual terms of the underlying credit agreements. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.93%, 2.46% and 2.19% at December 31, 2005, 2004 and 2003, respectively. Our allowance for loan losses as a percentage of nonperforming loans decreased to 139.23% at December 31, 2005, from 175.65% and 154.52% at December 31, 2004 and 2003, respectively.
The allowance for loan losses was $135.3 million at December 31, 2005, compared to $150.7 million and $116.5 million at December 31, 2004 and 2003, respectively. As reflected in the table below, a $1.0 million specific reserve was established in December 2003 for the estimated loss associated with a $5.3 million unfunded letter of credit. The letter of credit was subsequently funded as a loan in January 2004, and the related $1.0 million specific reserve was transferred to the allowance for loan losses. In addition, on June 30, 2004, we transferred approximately $1.5 million from the allowance for loan losses to a contingent liability related to recourse obligations associated with the sale of certain leases in our commercial leasing portfolio, as further described in Note 24 to our Consolidated Financial Statements. As further described in the table below and under "--Business - Lending Activities," the allowance for loan losses also reflects an increase of $2.0 million in 2005 and an increase of $33.8 million in 2004 of balances acquired in conjunction with our acquisitions, including a $15.7 million increase to reflect the application of our loss factors to CIB Bank's loan portfolio risk ratings, reflecting our strategies for more rapid resolution of certain acquired classified and nonperforming assets. This adjustment was partially offset by our reclassification, at the time of acquisition, of CIB Bank's specific reserves of $21.7 million as a reduction of the basis of the individual loan relationships (which had no impact on our net loan balances), and the transfer of $18.3 million of nonperforming loans to loans held for sale, resulting in a corresponding charge of $5.4 million to the allowance for loan losses to reduce the loans held for sale to their estimated fair value, net of broker costs, that was expected to be realized at the time of sale.

         Loan charge-offs decreased to $33.1 million for the year ended December 31, 2005, compared to $50.6 million and $55.8 million for the comparable periods in 2004 and 2003, respectively. Loan recoveries were $19.8 million for the year ended December 31, 2005, compared to $25.9 million and $23.0 million for the comparable periods in 2004 and 2003, respectively. Loan charge-offs, net of recoveries, decreased to $13.4 million for the year ended December 31, 2005, compared to $24.8 million and $32.7 million for the comparable periods in 2004 and 2003, respectively. Net loan charge-offs for 2005 included $7.6 million of charge-offs associated with the $59.7 million of loans transferred to our held for sale portfolio at December 31, 2005, as previously discussed. Net loan charge-offs for 2004 reflect $2.5 million in net charge-offs related to certain nonperforming and problem loans that were sold in the fourth quarter of 2004. In addition, net loan recoveries associated with our commercial leasing portfolio were $342,000 in 2004, compared to net loan charge-offs of $14.4 million in 2003. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including reduced loan demand within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses. The level of nonperforming assets from our 2004 acquisitions significantly contributed to increased levels of problem loans and past due loans, and we anticipated the level of nonperforming and delinquent loans to continue during 2005 as we worked to resolve the underlying issues associated with the nonperforming assets of CCB and CIB Bank, including our efforts to actively market a significant portion of the problem loans, as discussed above. Although substantial improvement was made in this regard throughout 2005, we continue our efforts to reduce the overall level of our nonperforming assets.

         As of December 31, 2005,  2004,  2003,  2002 and 2001,  $124.3 million,
$161.8 million, $109.4 million, $98.2 million and $123.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems, or problem loans. The decline in the level of problem loans for the year ended December 31, 2005 primarily reflects improvement in the management of these problem loans and success in resolving certain of the problem loans associated with our 2004 acquisitions. The significant increase in the level of problem loans for the year ended December 31, 2004 is primarily attributable to our acquisitions of CCB and CIB Bank, in addition to internal portfolio growth and economic conditions within certain sectors of the markets in which we operate. The significant level of problem loans for the year ended December 31, 2003 was primarily due to continuing deterioration of our commercial leasing portfolio, portfolio growth (both internal and external), the gradual slow down and uncertainties that occurred in the economy in the markets in which we operate, as well as residual problem loans stemming from our acquisition of Union Financial Group, Ltd. in December 2001. As previously discussed under "--Lending Activities," certain acquired loan portfolios exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in our acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans. Management continues its efforts to reduce nonperforming and problem loans and re-define overall strategy and business plans with respect to our loan portfolio as deemed necessary.

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

         We include adversely rated credits, including loans requiring close monitoring which would not normally be considered classified credits by regulators, on our monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to comply with the terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to our watch list. Loans on our watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with credit review and credit administration staff members. Upgrades and downgrades of loan risk ratings may be initiated by the responsible loan officer. However, upgrades of risk ratings associated with significant credit relationships and/or problem credit relationships may only be made with the concurrence of appropriate regional or senior regional credit officers.

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

         The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system augmented by qualitative analysis. The same procedures we employ to determine the overall risk in our loan portfolio and our requirements for the allowance for loan losses determine the distribution of the allowance by loan category. Consequently, the distribution of the allowance will change from period to period due to (a) changes in the aggregate loan balances by loan category; (b) changes in the identified risk in each loan in the portfolio over time, excluding those homogeneous categories of loans such as consumer and installment loans and residential real estate mortgage loans for which risk ratings are changed based on payment performance; and (c) changes in loan concentrations by borrower.

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

         The following table is a summary of our loan loss experience for the five years ended December 31, 2005:

                                                                As of or For the Years Ended December 31,
                                                      -------------------------------------------------------------
                                                          2005        2004        2003         2002         2001
                                                          ----        ----        ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $  150,707     116,451      99,439       97,164       81,592
Acquired allowances for loan losses..................      1,989      33,752         757        1,366       14,046
Other adjustments (1)(2).............................         --        (479)         --           --           --
                                                      ----------   ---------   ---------    ---------    ---------
                                                         152,696     149,724     100,196       98,530       95,638
                                                      ----------   ---------   ---------    ---------    ---------
Loans charged-off:
    Commercial, financial and agricultural...........    (10,500)    (26,550)    (23,476)     (45,697)     (21,085)
    Real estate construction and development.........     (7,838)     (3,481)     (5,825)      (7,778)        (108)
    Real estate mortgage:
       One-to-four family residential loans..........     (3,399)     (4,891)     (4,167)      (2,697)        (802)
       Multi-family residential loans................         --        (139)        (87)        (109)          (4)
       Commercial real estate loans..................     (9,699)     (9,995)     (1,708)      (2,747)      (1,012)
    Lease financing..................................       (491)     (4,536)    (19,160)      (8,426)      (6,749)
    Consumer and installment.........................     (1,196)     (1,051)     (1,350)      (3,070)      (1,693)
                                                      ----------   ---------   ---------    ---------    ---------
          Total......................................    (33,123)    (50,643)    (55,773)     (70,524)     (31,453)
                                                      ----------   ---------   ---------    ---------    ---------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........     10,802      14,983      10,147        8,331        4,015
    Real estate construction and development.........      1,963         748       1,659          631        1,171
    Real estate mortgage:
       One-to-four family residential loans..........      1,953       1,597         781          628          755
       Multi-family residential loans................         --          27          99          792           15
       Commercial real estate loans..................      2,901       2,659       4,174        3,491        1,332
    Lease financing..................................      1,501       4,878       4,805          494          435
    Consumer and installment.........................        637         984       1,363        1,566        1,746
                                                      ----------   ---------   ---------    ---------    ---------
          Total......................................     19,757      25,876      23,028       15,933        9,469
                                                      ----------   ---------   ---------    ---------    ---------
          Net loans charged-off......................    (13,366)    (24,767)    (32,745)     (54,591)     (21,984)
                                                      ----------   ---------   ---------    ---------    ---------
Provision for loan losses............................     (4,000)     25,750      49,000       55,500       23,510
                                                      ----------   ---------   ---------    ---------    ---------
Allowance for loan losses, end of year............... $  135,330     150,707     116,451       99,439       97,164
                                                      ==========   =========   =========    =========    =========

Loans outstanding, net of unearned discount:
    Average.......................................... $6,436,970   5,509,054   5,385,363    5,424,508    4,884,299
    End of year......................................  7,020,771   6,137,968   5,328,075    5,432,588    5,408,869
    End of year, excluding loans held for sale.......  6,705,637   6,004,903   5,182,329    5,082,623    5,204,663
                                                      ==========   =========   =========    =========    =========

Ratio of allowance for loan losses
    to loans outstanding:
    Average..........................................       2.10%       2.74%       2.16%        1.83%        1.99%
    End of year......................................       1.93        2.46        2.19         1.83         1.80
    End of year, excluding loans held for sale.......       2.02        2.51        2.25         1.96         1.87
Ratio of net charge-offs to average
    loans outstanding................................       0.21        0.45        0.61         1.01         0.45
Ratio of current year recoveries to
    preceding year's charge-offs.....................      39.01       46.40       32.65        50.66        55.54
                                                      ==========   =========   =========    =========    =========
---------------
(1)  In December 2003, we established a $1.0 million specific reserve for estimated losses on a $5.3 million letter of credit that was recorded in accrued and other  liabilities in  our consolidated balance sheets. In  January
     2004,  the  letter  of  credit  was  fully funded as a loan and the  related $1.0 million specific reserve was reclassified from accrued and other liabilities to the allowance for loan losses.
(2)  In June 2004, we reclassified $1.5 million from the allowance for loan losses to accrued and other liabilities to establish a specific reserve  associated with  our  commercial  leasing portfolio sale and related recourse obligations for certain leases sold.


         The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2005:

                                                2005              2004              2003              2002               2001
                                          ----------------  ----------------  ----------------   ---------------    ---------------
                                                   Percent           Percent           Percent           Percent            Percent
                                                     of                of                of                of                 of
                                                  Category          Category          Category          Category           Category
                                                     of                of                of                of                 of
                                                    Loans             Loans             Loans             Loans              Loans
                                                     to                to                to                to                 to
                                                    Total             Total             Total             Total              Total
                                           Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans     Amount   Loans
                                           ------   -----    ------   -----    ------   -----    ------   -----     ------   -----
                                                                 (dollars expressed in thousands)

Commercial, financial
   and agricultural..................     $ 39,245  23.03%  $ 46,195   25.57% $ 37,142   26.42%  $34,915   26.56%   $40,161   28.34%
Real estate construction
   and development...................       32,638  22.28     38,525   21.48    26,782   19.97    22,667   18.22     21,598   17.65
Real estate mortgage:
   One-to-four family
      residential loans..............       10,526  17.29      8,466   14.19     9,684   15.23     7,913   12.79      5,349   14.76
   Multi-family residential loans....           67   2.05         20    1.67       186    2.03        32    2.07         81    2.75
   Commercial real estate loans......       51,199  30.08     55,922   34.01    36,632   31.20    28,477   30.13     25,167   27.71
Lease financing......................          315   0.04        628    0.10     4,830    1.26     3,649    2.33      3,062    2.75
Consumer and installment.............          757   0.74        617    0.81       668    1.15       703    1.46        937    2.26
Loans held for sale..................          583   4.49        334    2.17       527    2.74     1,083    6.44        809    3.78
                                          -------- ------   --------  ------  --------  ------   -------  ------    -------  ------
     Total...........................     $135,330 100.00%  $150,707  100.00% $116,451  100.00%  $99,439  100.00%   $97,164  100.00%
                                          ======== ======   ========  ======  ========  ======   =======  ======    =======  ======

Deposits

         Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

         The following table sets forth the distribution of our average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits:


                                                                      Year Ended December 31,
                                     ------------------------------------------------------------------------------------------
                                                 2005                          2004                           2003
                                     ---------------------------  ------------------------------   ----------------------------
                                                  Percent                       Percent                        Percent
                                                    of                            of                            of
                                        Amount   Deposits   Rate    Amount     Deposits    Rate      Amount   Deposits    Rate
                                        ------   --------   ----    ------     --------    ----      ------   --------    ----
                                                                (dollars expressed in thousands)

Noninterest-bearing demand
  deposits.........................  $1,257,277    17.45%     --% $1,100,072     17.83%      --%   $1,007,400    16.64%     --%

Interest-bearing demand deposits...     905,613    12.57    0.49     856,765     13.89     0.41       852,104    14.08    0.64
Savings deposits...................   2,135,156    29.64    1.39   2,175,425     35.27     0.93     2,147,573    35.47    1.09
Time deposits .....................   2,906,601    40.34    3.21   2,036,323     33.01     2.43     2,046,741    33.81    2.65
                                     ----------   ------    ====  ----------    ------     ====    ----------   ------    ====
      Total average deposits.......  $7,204,647   100.00%         $6,168,585    100.00%            $6,053,818   100.00%
                                     ==========   ======          ==========    ======             ==========   ======

Capital and Dividends

         Historically, we have accumulated capital to support our acquisitions by retaining most of our earnings. We pay relatively small dividends on our Class A convertible, adjustable rate preferred stock and our Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 2005, 2004 and 2003.

         Management believes as of December 31, 2005 and 2004, First Bank and we were "well capitalized," as defined in regulations adopted pursuant to the FDIC Improvement Act of 1991. First Bank's and our actual and required capital ratios are further described in Note 21 to our Consolidated Financial Statements.

         As of December 31, 2005, we had six statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our Consolidated Financial Statements, the sole assets of the statutory and business trusts are our subordinated debentures. Initially, the trusts served as financing subsidiaries, however, as discussed in
Note 1 to our Consolidated Financial Statements, on December 31, 2003, we implemented Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which resulted in the deconsolidation of these financing subsidiaries. Consequently, the trusts now serve as affiliated statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations.

         A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2005, is as follows:

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

         For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital. As of December 31, 2005, there were no limitations on the trust preferred securities eligible for inclusion in our Tier 1 capital.

Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.72 billion and $1.42 billion at December 31, 2005 and 2004, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at December 31, 2005:

                                                               Certificates of Deposit      Other
                                                                 of $100,000 or More     Borrowings        Total
                                                                 -------------------     ----------        -----
                                                                        (dollars expressed in thousands)

         Three months or less....................................    $  354,323            204,874          559,197
         Over three months through six months....................       165,291              9,000          174,291
         Over six months through twelve months...................       314,491             14,000          328,491
         Over twelve months......................................       242,803            411,300          654,103
                                                                     ----------            -------        ---------
              Total..............................................    $1,076,908            639,174        1,716,082
                                                                     ==========            =======        =========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2005 and 2004, First Bank's borrowing capacity under the agreement was approximately $743.6 million and $778.7 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $679.3 million and $505.2 million at December 31, 2005 and 2004, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $39.3 million and $35.6 million at December 31, 2005 and 2004, respectively, which represent advances assumed in conjunction with various acquisitions, First Bank had no amounts outstanding under its borrowing arrangement with the Federal Home Loan Bank at December 31, 2005 and 2004.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2005 were as follows:

                                                    Less Than          1-3          3-5        Over
                                                      1 Year          Years        Years      5 Years       Total
                                                    ----------       ------        -----      -------       -----
                                                                     (dollars expressed in thousands)

         Operating leases........................   $   11,356       17,867       12,993       18,231        60,447
         Certificates of deposit (1).............    2,270,737      720,393      137,066       25,978     3,154,174
         Other borrowings........................      207,874      314,500       15,800        1,000       539,174
         Notes payable...........................       20,000       80,000           --           --       100,000
         Subordinated debentures.................           --           --           --      215,461       215,461
         Other contractual obligations...........        1,288          263           18           19         1,588
                                                    ----------    ---------      -------      -------     ---------
              Total..............................   $2,511,255    1,133,023      165,877      260,689     4,070,844
                                                    ==========    =========      =======      =======     =========
         -------------------------
         (1) Amounts exclude the related interest expense accrued on these obligations as of December 31, 2005.

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

         We have identified the following accounting policies that we believe are the most critical to the understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could be a reasonable likelihood. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout "--Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. A detailed discussion on the application of these and other accounting policies is summarized in Note 1 to our Consolidated Financial Statements appearing elsewhere in this report.

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

         Deferred Tax Assets. We recognize deferred tax assets and deferred tax liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. See further discussion under "--Comparison of Results of Operations for 2005 and 2004 - Provision for Income Taxes," "--Comparison of Results of Operations for 2004 and 2003 - Provision for Income Taxes," and Note 13 to our Consolidated Financial Statements appearing elsewhere in this report.

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

Effects of New Accounting Standards

         In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after

December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. We previously adopted the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS No. 115 and SFAS No. 124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. On June 29, 2005, the FASB directed the EITF to issue EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. On November 3, 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. We have evaluated the requirements of FSP FAS 115-1 and FAS 124-1 and do not expect them to have a material effect on our financial condition or results of operations.

         In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have several statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. As further described in Note 1 and Note 12 to our Consolidated Financial Statements appearing elsewhere in this report, on December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations. Furthermore, on March 1, 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier I capital. As further discussed in Note 21 to our Consolidated Financial Statements, we have evaluated the impact of the final rule on our financial condition and results of operations, and determined the implementation of the Federal Reserve's final rules that will be effective in March 2009 would reduce our bank holding company's Tier I capital (to risk-weighted assets) and Tier I capital (to average assets) to 8.47% and 7.74%, respectively, as of December 31, 2005. In October 2005, the Federal Reserve, in conjunction with various other regulatory agencies, announced plans to consider various proposed revisions to U.S. risk-based capital standards that would enhance risk sensitivity of the existing framework. The comment period ended in January 2006. We are awaiting further guidance from the Board pending the outcome of the newly proposed revisions, and are continuing to evaluate the proposed changes and their overall impact on our financial condition and results of operations.

         In December 2003, the Accounting Standards Executive Committee, or AcSEC, issued Statement of Position, or SOP, 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to problem loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB's SFAS No. 114, Accounting by Creditors for Impairment of a Loan; SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities; and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses SFAS No. 91, Accounting for Nonrefundable Fees and

Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan's life. SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller's allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio purchases. We implemented SOP 03-3 in conjunction with our acquisition of FBA, which we completed on April 29, 2005, our acquisition of IBOC, which we completed on September 30, 2005, and our acquisition of NSB, which we completed on October 31, 2005. At September 30, 2005, the carrying value of acquired problem loans that were being accounted for under SOP 03-3 totaled $1.8 million in aggregate. During the fourth quarter of 2005, these loans were either charged-off due to further credit deterioration or were transferred to our held for sale portfolio and are now being accounted for at the lower of cost or market, less applicable selling costs. Consequently, we did not have any acquired problem loans that are being accounted for under SOP 03-3 at December 31, 2005. The implementation of SOP 03-3, as it pertains to our 2005 transactions, did not have a material impact on our financial condition or results of operations. We will continue to evaluate the impact of SOP 03-3 on our financial condition and results of operations as it relates to our recently announced acquisitions described in Note 2 and in Note 25 to our Consolidated Financial Statements and future transactions.

         In July 2004, the FASB's Derivatives Implementation Group issued guidance on SFAS No. 133 Implementation Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, or DIG Issue G25. DIG Issue G25 clarifies the FASB's position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate-based loans. The new guidance permits the use of the first-payments-received technique in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of prepayable interest-bearing loans, provided the hedging relationship meets all other conditions in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for cash flow hedge accounting. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date, as further discussed below, and any derivative gains or losses in accumulated other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of SFAS No. 133. We had pre-existing cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25. As of September 30, 2004, our accumulated other comprehensive income included a $4.1 million net gain attributable to these pre-existing cash flow hedging relationships. DIG Issue G25 is effective for the fiscal quarter beginning after August 9, 2004, and shall be applied to all hedging relationships as of the effective date. On October 1, 2004, we implemented DIG Issue G25 and de-designated all of our specific cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25. Consequently, the $4.1 million net gain associated with the de-designated cash flow hedging relationships is being amortized over the remaining lives of the respective hedging relationships, which range from approximately six months to three years. We elected to prospectively re-designate new cash flow hedging relationships based upon minor revisions to the underlying hedged items as required by the guidance in DIG Issue G25. The implementation of DIG Issue G25 did not and is not expected to have a material impact on our financial position, results of operations or our interest rate risk management program.

         In May 2005, the FASB issued SFAS No. 154 -- Accounting Changes and Error Corrections. SFAS No. 154, a replacement of APB Opinion No. 20 --
Accounting Changes and FASB SFAS No. 3 -- Reporting Accounting Changes in Interim Financial Statements, requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No.
154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We have evaluated the requirements of SFAS No. 154 and do not expect it to have a material effect on our financial condition or results of operations.

         In July 2005, the FASB issued an exposure draft titled Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109 -- Accounting for
Income Taxes. This exposure draft addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those tax positions, and interim reporting considerations. The proposed interpretation is not expected to be issued until the second quarter of 2006. We are currently evaluating the requirements of the exposure draft to determine their impact on our financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The quantitative and qualitative disclosures about market risk are included under "Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations - Interest Rate Risk Management" appearing on pages 38 through 40 of this report.

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

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data appear on pages 64 through 108 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information

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

         Our Board of Directors currently consists of seven members, following the resignation of Mr. Hal J. Upbin on January 27, 2006, as further discussed below. The Board determined that Messrs. Gundaker, Steward, Upbin and Yaeger are independent. Each of our directors identified in the following table was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.


                                       Director               Principal Occupation(s) During Last Five Years
           Name                 Age      Since                    and Directorships of Public Companies
           ----                 ---      -----                    -------------------------------------


James F. Dierberg (1)            68      1979      Chairman of the Board of Directors of First Banks, Inc. since 1988;
                                                   Chief  Executive  Officer of First Banks,  Inc.  from 1988 to April
                                                   2003;  President  of First  Banks,  Inc. from 1979 to 1992 and from
                                                   1994 to October 1999; Chairman of the Board of Directors, President
                                                   and Chief Executive  Officer of First Banks America,  Inc.from 1994 until its merger with First Banks, Inc. in December 2002.

Allen H. Blake                   63      1988      President of First Banks,  Inc. since October 1999; Chief Executive
                                                   Officer of First  Banks,  Inc.  since April 2003;  Chief  Financial
                                                   Officer of First Banks,  Inc. from 1984 to September  1999 and from
                                                   May 2001 to August  31,  2005;  Chief  Operating  Officer  of First
                                                   Banks,  Inc. from 1998 to July 2002;  Director of First Banks, Inc.
                                                   since 1988;  Director,  Executive Vice  President,  Chief Operating
                                                   Officer and Secretary of First Banks America,  Inc. from 1998 until
                                                   its  merger  with  First  Banks,   Inc.  in  December  2002;  Chief
                                                   Financial  Officer  of  First  Banks  America,  Inc.  from  1994 to
                                                   September 1999 and from May 2001 until December 2002.

Terrance M. McCarthy             51      2003      Senior  Executive  Vice  President and Chief  Operating  Officer of
                                                   First Banks, Inc. since August 2002;  Director of First Banks, Inc.
                                                   since April 2003;  Director of First Banks America,  Inc. from July
                                                   2001 until its merger with First  Banks,  Inc.  in  December  2002;
                                                   Executive Vice President of First Banks America,  Inc. from 1999 to
                                                   December  2002;  Chairman of the Board of  Directors  of First Bank
                                                   since January 2003;  President and Chief Executive Officer of First
                                                   Bank  since  August  2002;  Chairman  of the  Board  of  Directors,
                                                   President and Chief Executive  Officer of First Bank and Trust from
                                                   April  2000  until its  merger  with and into  First  Bank in March
                                                   2003;  Director of First Bank Business Capital,  Inc.  (formerly FB
                                                   Commercial  Finance,  Inc.)  since  March  2003;  Chairman  of  the
                                                   Members,  President and Chief  Executive  Officer of Small Business
                                                   Loan Source LLC since September 2004.

Steven F. Schepman (1)           33      2004      Director  of  First  Banks,  Inc.  since  July  2004;  Senior  Vice
                                                   President and Chief  Financial  Officer of First Banks,  Inc. since
                                                   August 31, 2005;  Director of First Bank from April 2001 to October
                                                   2004;  Senior Vice President - Private Banking,  Wealth  Management
                                                   and Trust  Services of First Bank from  November 2000 to August 31,
                                                   2005;  From May 1999 to November 2000, Mr. Schepman was employed in various other senior management capacities with First Banks, Inc.

Gordon A. Gundaker (2)           72      2001      President and Chief Executive  Officer of Coldwell Banker Gundaker,
                                                   a  full-service  real  estate  brokerage  company,  in  St.  Louis,
                                                   Missouri.





David L. Steward (2)             54      2000      Chairman  of the  Board  of  Directors  of  World  Wide  Technology
                                                   Holding Co., Inc., an electronic  procurement and logistics company in the information  technology  industry,  in St. Louis,  Missouri;
                                                   Director   of   Centene   Corporation,   Civic   Progress   of  St.
                                                   Louis,  the St. Louis  Regional  Commerce  and Growth  Association,
                                                   the Regional Business Council,  Webster  University,  Barnes Jewish
                                                   Hospital,  St. Louis Science Center,  the United Way of Greater St.
                                                   Louis,  Greater St.  Louis Area Council - Boy Scouts of America and
                                                   Harris-Stowe  State College African  American  Business  Leadership
                                                   Council.

Hal J. Upbin (2)(4)              67     2001(4)    Director  of  Kellwood  Company,  a  manufacturer  and  marketer of apparel and related soft goods,  in St.  Louis,  Missouri from 1995 to  January  31,  2006;  Chairman  of the  Board  of  Directors  of
                                                   Kellwood  Company  from 1999 to January 31, 2006;  Chief  Executive
                                                   Officer of Kellwood  Company  from  December  1997 to June 2, 2005;
                                                   President of Kellwood Company from 1994 to December 2003;  Director of Brown Shoe Company.

Douglas H. Yaeger (2)(3)         57      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                   Officer  of The  Laclede  Group,  Inc.,  an exempt  public  utility holding company in St. Louis,  Missouri since 2001; Chairman of the
                                                   Board of  Directors,  President  and  Chief  Executive  Officer  of
                                                   Laclede Gas Company  since 1999;  President  of Laclede Gas Company since 1997;  Director  and Chief  Operating  Officer of Laclede Gas
                                                   Company from 1997 to 1999;  Executive  Vice  President - Operations and  Marketing of Laclede Gas Company  from 1995 to 1997;  Director and  immediate  past  Chairman of the Board of Directors of the St.
                                                   Louis  Regional  Commerce  and  Growth  Association;  Director  and
                                                   immediate  past  Chairman of Southern Gas  Association;  Trustee of the St. Louis Science Center;  Director of Barnes-Jewish  Hospital,
                                                   Greater  St.  Louis  Area  Council  - Boy  Scouts of  America,  The
                                                   Municipal  Theatre  Association  of St.  Louis,  the  United Way of
                                                   Greater  St.  Louis  and  Webster  University;  President  of Civic
                                                   Progress.
-----------------------------------
(1) Mr. Steven F. Schepman is the son-in-law of Mr. James F. Dierberg.
(2) Member of the Audit Committee.
(3) Mr. Douglas H. Yaeger  serves  as Chairman of the Audit Committee and the audit committee financial expert.
(4) Mr. Hal J. Upbin resigned his positions as a Director of the Board and  as an  independent  member  of  the
    Audit Committee at the regular meeting of the First Banks Board of Directors held on January 27, 2006.

Committees and Meetings of the Board of Directors

         Three members of our Board of Directors currently serve on the Audit Committee, all of whom the Board of Directors determined to be independent; there are no other committees of the Board of Directors. The Audit Committee assists the Board of Directors in fulfilling the Board's oversight responsibilities with respect to the quality and integrity of the consolidated financial statements, financial reporting process and systems of internal controls. The Audit Committee also assists the Board of Directors in monitoring the independence and performance of the independent auditors, the internal audit department and the operation of ethics programs. The Audit Committee operates under a written charter adopted by the Board of Directors.

         The members of the Audit Committee as of March 27, 2006 were Mr. Gordon
A. Gundaker, Mr. David L. Steward and Mr. Douglas H. Yaeger, who serves as the Chairman of the Audit Committee and the audit committee financial expert. As previously discussed, Mr. Hal J. Upbin resigned his positions as a Director of the Board and as an independent member of the Audit Committee at the regular meeting of our Board of Directors held on January 27, 2006.

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

         The Audit Committee discussed with our Internal Audit Department and Independent Registered Public Accounting Firm the overall scope and plans for their respective audits. The Audit Committee met with the Internal Audit
Department and Independent Registered Public Accounting Firm with and without management present to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2005 for filing with the SEC.

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

Code of Conduct for Employees, Officers and Directors

         The Board of Directors has approved a Code of Conduct applicable to all employees, officers and directors of First Banks that addresses conflicts of interest, honesty and fair dealing, accounting and auditing matters, political activities and application and enforcement of the Code of Conduct. The Code of Conduct is available on First Banks' website, www.firstbanks.com, under "About
us."                                           ------------------

Executive Officers

         Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 27, 2006, were as follows:


                                             Current First Banks                     Principal Occupation(s)
          Name                 Age              Office(s) Held                       During Last Five Years
          ----                 ---              --------------                       ----------------------

James F. Dierberg              68    Chairman of the Board of Directors.     See "Item 10 - Directors  and  Executive
                                                                             Officers  of the  Registrant - Board  of
                                                                             Directors."

Allen H. Blake                 63    President,  Chief Executive  Officer    See "Item 10 - Directors  and  Executive
                                     and Director.                           Officers  of the  Registrant  - Board of
                                                                             Directors."

Terrance M. McCarthy           51    Senior   Executive  Vice  President,    See "Item 10 - Directors  and  Executive
                                     Chief    Operating    Officer    and    Officers  of the  Registrant  - Board of
                                     Director;  Chairman  of the Board of    Directors."
                                     Directors,   President   and   Chief
                                     Executive Officer of First Bank.

Steven F. Schepman             33    Senior   Vice    President,    Chief    See "Item 10 - Directors  and  Executive
                                     Financial Officer and Director.         Officers  of the  Registrant  - Board of
                                                                             Directors."

Russell L. Goldammer           49    Executive  Vice  President and Chief    Executive   Vice   President  and  Chief
                                     Information Officer.                    Information   Officer   since   November
                                                                             2004;  Chief   Information   Officer  of
                                                                             Outsourcing Solutions,  Inc., St. Louis,
                                                                             Missouri,  from  April  2001 to  October
                                                                             2004;  Senior  Vice  President  of  U.S.
                                                                             Bank  in  Milwaukee,   Wisconsin,   from
                                                                             October 1999 to April 2001.

Daniel W. Jasper               60    Executive  Vice  President and Chief    Executive   Vice   President  and  Chief
                                     Credit    Officer;    Director   and    Credit  Officer  of  First  Banks,  Inc.
                                     Executive  Vice  President  of First    since   October   2003;    Senior   Vice
                                     Bank.                                   President   and  Acting   Chief   Credit
                                                                             Officer of First  Banks,  Inc.  from May
                                                                             2003  to  October   2003;   Senior  Vice
                                                                             President  -  Credit  Administration  of
                                                                             First Banks, Inc. from 1995 to May 2003.

F. Christopher McLaughlin      52    Executive    Vice     President  and    Executive Vice President and Director of
                                     Director  of  Sales,  Marketing  and    Sales, Marketing and Products  of  First
                                     Products;  Director  of First  Bank.    Banks,Inc.   since    September    2003;
                                                                             Director  of  First Bank  since  October
                                                                             2004; Executive Vice  President-Personal
                                                                             Division,  HSBC Bank USA in Buffalo, New
                                                                             York from 1998 to June 2002; Independent
                                                                             Consultant  from  July  2002  to  August
                                                                             2003.

Mary P. Sherrill               51    Executive    Vice    President   and    Executive  Vice  President  and Director
                                     Director of Operations;  Director of    of  Operations  of  First  Banks,   Inc.
                                     First Bank.                             since  April  2003;  Director  of  First
                                                                             Bank  since  April  2003: Director, Vice
                                                                             Chairman  and  Chief of Bank Operations,
                                                                             Southwest Bank  in  St. Louis,  Missouri
                                                                             from April 1999 to March 2003.



Item 11.  Executive Compensation

         The   following   table  sets  forth  certain   information   regarding
compensation earned by the named executive officers for the years ended December 31, 2005, 2004 and 2003:


                                                SUMMARY COMPENSATION TABLE
                                                --------------------------

                                                                                                        All Other
         Name and Principal Position(s)                           Year       Salary        Bonus    Compensation (1)
         ------------------------------                           ----       ------        -----    ----------------

James F. Dierberg                                                 2005     $ 610,000          --         5,300
Chairman of the Board of Directors                                2004       610,000          --         6,200
                                                                  2003       610,000          --         6,000

Allen H. Blake                                                    2005       448,800     154,800         5,300
President and Chief Executive Officer                             2004       426,000          --         4,200
                                                                  2003       397,300          --         6,000

Terrance M. McCarthy                                              2005       395,000     170,000         5,300
Senior Executive Vice President and Chief Operating Officer       2004       367,500          --         4,200
                                                                  2003       323,500          --         6,000

Daniel W. Jasper                                                  2005       231,300     100,000         5,600
Executive Vice President and Chief Credit Officer                 2004       209,500          --         4,500
                                                                  2003       152,000      15,000         4,700

F. Christopher McLaughlin (2)                                     2005       199,300      70,000         5,300
Executive Vice President and Director of Sales, Marketing         2004       180,300      32,500        51,900 (3)
and Products                                                      2003        55,100          --        29,000 (3)
-----------------------
(1) All other compensation  reported includes matching contributions to our 401(k) Plan for the year indicated.
(2) Mr. McLaughlin became an Executive Officer of the Company in September 2003.
(3) All other compensation reportedfor Mr. McLaughlin in 2004 and 2003 includes $46,700 and $29,000, respectively, associated  with a corporate relocation package. Additionally, for 2004, all other compensation includes matching contributions to our 401(K) Plan of $5,000 and a single ownership interest in the amount of $200 granted in Star Lane Trust, our former unit investment trust.

Compensation of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive remuneration for their services as directors. Such non-employee directors (Messrs. Gordon Gundaker, David Steward, Hal Upbin and Douglas Yaeger) received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended in 2005. Messr. Yaeger also received a fee of $4,000 per calendar quarter for his service as Chairman of the Audit Committee, and Messrs. Gundaker, Steward and Upbin also received a fee of $3,000 per calendar quarter for their service as members of the Audit Committee. The Audit Committee is currently the only committee of our Board of Directors. Messrs. Gundaker, Steward, Upbin and Yaeger received $31,000, $31,000, $31,000 and $35,000, respectively, in director's compensation in 2005. Our non-employee directors are also eligible to participate in our nonqualified deferred compensation plan. As further discussed under "Item 10 - Directors and Executive Officers of the Registrant - Board of Directors and Committees of the Board," Mr. Hal J. Upbin resigned his positions as a Director of the Board and as an independent member of the Audit Committee at the regular meeting of our Board of Directors held on January 27, 2006.

         Our  executive   officers  that  are  also  directors  do  not  receive
remuneration other than salaries and bonuses for serving on our Board of Directors.

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg, Blake, McCarthy and Schepman serve as executive officers and members of our Board of Directors. First Banks does not have a compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, none of our executive officers served during 2005 as a member of the compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

         See further information regarding transactions with related parties in
Note 19 to our Consolidated Financial Statements appearing on pages 101 and 102 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth, as of March 27, 2006, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:


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

Class B Non-Convertible Adjustable Rate Preferred Stock
-------------------------------------------------------
($1.50 par value)
-----------------

     James F. Dierberg, Trustee of the James F. Dierberg
         Living Trust (1).........................................       160,505 (5)        100%      19.4%

All executive officers and directors
     other than Mr. James F. Dierberg
     and members of his immediate family..........................             0              0%       0.0%
---------------
 *   Represents less than 1.0%.
(1)  Each of the above-named trustees and beneficial owners are United States citizens, and the business address for  each  such  individual  is  135 North Meramec,  Clayton,  Missouri 63105. Mr. James F.
     Dierberg, our Chairman of  the  Board, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs.
     James F. Dierberg II,   Michael J. Dierberg   and  Mrs. Ellen D. Schepman,   formerly  Ms. Ellen C.
     Dierberg, are their adult children.
(2)  Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over these shares.
(3)  Due to  the  relationship between Mr. James F. Dierberg,  his wife and First Bank,  Mr. Dierberg is deemed to share voting and investment power over these shares.
(4)  Convertible into common stock, based  on  the  appraised  value of the common  stock at the date of conversion. Assuming an appraised value of the  common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at  December  31, 2005 is 456, which shares are not included in the above table.
(5)  Sole voting and investment power.

Item 13.   Certain Relationships and Related Transactions

         Outside of normal customer relationships, no directors, executive officers or shareholders holding over 5% of our voting securities, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationship with our subsidiaries or us, other than that which arises by virtue of such position or ownership interest in our subsidiaries or us, except as set forth in "Item 11 - Executive Compensation - Compensation of Directors," or as described in the following paragraphs.

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

         Transactions   with  related  parties,   including   transactions  with
affiliated persons and entities, are described in Note 19 to our Consolidated Financial Statements on pages 101 and 102 of this report.

Item 14. Principal Accountant Fees and Services

Fees of Independent Registered Public Accounting Firm

         During 2005 and 2004, KPMG LLP served as our Independent Registered Public Accounting Firm and provided additional services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2005 and 2004:

                                                                                       2005         2004
                                                                                       ----         ----

           Audit fees, excluding audit related fees (1).........................    $ 820,500      781,550
           Audit related fees...................................................           --           --
           Tax fees (2).........................................................      111,676       87,221
           All other fees.......................................................           --           --
                                                                                    ---------     --------
                  Total.........................................................    $ 932,176      868,771
                                                                                    =========     ========
           --------------
           (1)  For 2005, audit fees include the audits of the consolidated  financial statements of First
                Banks  and  SBLS  LLC,  and  Hillside and  subsidiaries, as  well as services provided for reporting requirements under FDICIA and mortgage banking activities, which are included in the audit fees of First Banks, as these services are closely related to the audit of First
                Banks' consolidated  financial statements. Audit  fees also  include other accounting  and reporting  consultations.  For  2004,  audit fees include the  audits of  the consolidated financial statements of First Banks and Star Lane Trust, SBLS LLC and Hillside, as well as services provided for reporting requirements under FDICIA and mortgage banking activities.
                Audit  fees  also  include  additional  fees  related  to   work  performed  under  FDICIA
                requirements  as  of  December 31, 2003 but  billed  in 2004,  and  other  accounting  and reporting consultations.
           (2)  For 2005, tax services include preparation of amended income tax returns,  tax  compliance and  general  tax  planning  and advice. For 2004, tax services include tax compliance and general tax planning and advice.

Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services

         Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee recognizes the importance of maintaining the independence, in fact and appearance, of our independent auditors. As such, the Audit Committee has adopted a policy for pre-approval of all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Audit Committee, or its designated member, must pre-approve services prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee or its designated member by the Director of Audit with a statement as to whether in his/her view the request is consistent with the Securities and Exchange Commission's rules on auditor independence. The Audit Committee reviews the pre-approval requests and the fees paid for such services at their regularly scheduled quarterly meetings or at special meetings.

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules.

           (a) 1. Financial Statements and Supplementary Data - The financial statements and supplementary data filed as part of this this Report are included in Item 8.

                2. Financial Statement Schedules - These schedules are omitted for the reason they are not required or are not applicable.

                3. Exhibits - The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item (b) below and are incorporated herein by reference.

           (b) The index of required exhibits is included beginning on page 112 of this Report.

           (c)  Not Applicable.

                                FIRST BANKS, INC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________





The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.




                                                       /s/ KPMG LLP
                                                       ------------

St. Louis, Missouri
March 17, 2006


                                                 FIRST BANKS, INC.

                                            CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------

                         (dollars expressed in thousands, except share and per share data)
                                                                                                   December 31,
                                                                                           ----------------------------
                                                                                              2005              2004
                                                                                              ----              ----

                                                     ASSETS
                                                     ------

Cash and cash equivalents:
     Cash and due from banks............................................................   $  212,667           149,605
     Short-term investments.............................................................       73,985           117,505
                                                                                           ----------         ---------
          Total cash and cash equivalents...............................................      286,652           267,110
                                                                                           ----------         ---------

Investment securities:
     Trading............................................................................        3,389                --
     Available for sale.................................................................    1,311,289         1,788,063
     Held to maturity (fair value of $25,791 and $25,586, respectively).................       26,105            25,286
                                                                                           ----------         ---------
          Total investment securities...................................................    1,340,783         1,813,349
                                                                                           ----------         ---------

Loans:
     Commercial, financial and agricultural.............................................    1,619,822         1,575,232
     Real estate construction and development...........................................    1,564,255         1,318,413
     Real estate mortgage...............................................................    3,469,788         3,061,581
     Consumer and installment...........................................................       64,724            54,546
     Loans held for sale................................................................      315,134           133,065
                                                                                           ----------         ---------
          Total loans...................................................................    7,033,723         6,142,837
     Unearned discount..................................................................      (12,952)           (4,869)
     Allowance for loan losses..........................................................     (135,330)         (150,707)
                                                                                           ----------         ---------
          Net loans.....................................................................    6,885,441         5,987,261
                                                                                           ----------         ---------

Bank premises and equipment, net of accumulated depreciation and amortization...........      144,941           144,486
Goodwill................................................................................      167,056           156,849
Bank-owned life insurance...............................................................      111,442           106,788
Deferred income taxes...................................................................      128,938           127,397
Other assets............................................................................      105,080           129,601
                                                                                           ----------         ---------
          Total assets..................................................................   $9,170,333         8,732,841
                                                                                           ==========         =========

                                                   LIABILITIES
                                                   -----------

Deposits:
     Noninterest-bearing demand.........................................................   $1,299,350         1,194,662
     Interest-bearing demand............................................................      981,837           875,489
     Savings............................................................................    2,106,470         2,249,644
     Time deposits of $100 or more......................................................    1,076,908           807,220
     Other time deposits................................................................    2,077,266         2,024,955
                                                                                           ----------         ---------
          Total deposits................................................................    7,541,831         7,151,970
Other borrowings........................................................................      539,174           594,750
Notes payable...........................................................................      100,000            15,000
Subordinated debentures.................................................................      215,461           273,300
Deferred income taxes...................................................................       27,104            34,812
Accrued expenses and other liabilities..................................................       61,762            62,116
Minority interest in subsidiary.........................................................        6,063                --
                                                                                           ----------         ---------
          Total liabilities.............................................................    8,491,395         8,131,948
                                                                                           ----------         ---------

`
                                              STOCKHOLDERS' EQUITY
                                              --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.....           --                --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.........................       12,822            12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding............................................          241               241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...............................................        5,915             5,915
Additional paid-in capital..............................................................        5,910             5,910
Retained earnings.......................................................................      673,956           577,836
Accumulated other comprehensive loss....................................................      (19,906)           (1,831)
                                                                                           ----------         ---------
          Total stockholders' equity....................................................      678,938           600,893
                                                                                           ----------         ---------
          Total liabilities and stockholders' equity....................................   $9,170,333         8,732,841
                                                                                           ==========         =========

The accompanying notes are an integral part of the consolidated financial statements.


                                               FIRST BANKS, INC.

                                       CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------------

                        (dollars expressed in thousands, except share and per share data)


                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                   2005         2004        2003
                                                                                   ----         ----        ----

      Interest income:
         Interest and fees on loans..........................................   $ 424,095      341,479     355,472
         Investment securities:
           Taxable...........................................................      65,895       50,170      32,442
           Nontaxable........................................................       1,739        1,490       1,737
         Short-term investments..............................................       2,211        1,643       1,502
                                                                                ---------     --------    --------
              Total interest income..........................................     493,940      394,782     391,153
                                                                                ---------     --------    --------
      Interest expense:
         Deposits:
           Interest-bearing demand...........................................       4,398        3,472       5,470
           Savings...........................................................      29,592       20,128      23,373
           Time deposits of $100 or more.....................................      28,010       13,762      13,075
           Other time deposits...............................................      65,157       35,705      41,201
         Other borrowings....................................................      18,240        6,102       2,243
         Notes payable.......................................................       2,305          506         785
         Subordinated debentures.............................................      20,557       15,092      17,879
                                                                                ---------     --------    --------
              Total interest expense.........................................     168,259       94,767     104,026
                                                                                ---------     --------    --------
              Net interest income............................................     325,681      300,015     287,127
      Provision for loan losses..............................................      (4,000)      25,750      49,000
                                                                                ---------     --------    --------
              Net interest income after provision for loan losses............     329,681      274,265     238,127
                                                                                ---------     --------    --------
      Noninterest income:
         Service charges on deposit accounts and customer service fees.......      39,776       38,230      36,113
         Gain on loans sold and held for sale................................      20,804       18,497      15,645
         Net (loss) gain on sales of available-for-sale
           investment securities.............................................      (2,873)         257       8,761
         Gain on sales of branches, net of expenses..........................          --        1,000       3,992
         Bank-owned life insurance investment income.........................       4,860        5,201       5,469
         Investment management income........................................       8,573        6,870       4,762
         Other...............................................................      23,603       13,431      12,966
                                                                                ---------     --------    --------
              Total noninterest income.......................................      94,743       83,486      87,708
                                                                                ---------     --------    --------
      Noninterest expense:
         Salaries and employee benefits......................................     139,764      117,492      95,441
         Occupancy, net of rental income.....................................      22,081       19,882      20,940
         Furniture and equipment.............................................      16,015       17,017      18,286
         Postage, printing and supplies......................................       5,743        5,010       5,100
         Information technology fees.........................................      35,472       32,019      32,136
         Legal, examination and professional fees............................       9,319        7,412       8,131
         Amortization of intangibles associated with the
           purchase of subsidiaries..........................................       4,850        2,912       2,506
         Communications......................................................       2,012        1,866       2,667
         Advertising and business development................................       7,043        5,493       4,271
         Charitable contributions............................................       5,922          577       5,334
         Other...............................................................      28,075       19,825      32,257
                                                                                ---------     --------    --------
              Total noninterest expense......................................     276,296      229,505     227,069
                                                                                ---------     --------    --------
              Income before provision for income taxes and minority
                interest in loss of subsidiary...............................     148,128      128,246      98,766
      Provision for income taxes.............................................      52,509       45,338      35,955
                                                                                ---------     --------    --------
              Income before minority interest in loss of subsidiary..........      95,619       82,908      62,811
      Minority interest in loss of subsidiary................................      (1,287)          --          --
                                                                                ---------     --------    --------
              Net income.....................................................      96,906       82,908      62,811
      Preferred stock dividends..............................................         786          786         786
                                                                                ---------     --------    --------
              Net income available to common stockholders....................   $  96,120       82,122      62,025
                                                                                =========     ========    ========

      Basic earnings per common share........................................   $4,062.36     3,470.80    2,621.39
                                                                                =========     ========    ========

      Diluted earnings per common share......................................   $4,007.46     3,421.58    2,588.31
                                                                                =========     ========    ========

      Weighted average shares of common stock outstanding....................      23,661       23,661      23,661
                                                                                =========     ========    ========

      The accompanying notes are an integral part of the consolidated financial statements.



                                                   FIRST BANKS, INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                         Three Years Ended December 31, 2005

------------------------------------------------------------------------------------------------------------------------------

                               (dollars expressed in thousands, except per share data)



                                                                                                              Accu-
                                                            Adjustable Rate                                  mulated
                                                            Preferred Stock                                   Other
                                                            ---------------                                  Compre-   Total
                                                          Class A                      Additional            hensive   Stock-
                                                          Conver-              Common   Paid-in   Retained   Income   holders'
                                                           tible     Class B   Stock    Capital   Earnings   (Loss)    Equity
                                                           -----     -------   -----    -------   --------   ------    ------

Consolidated balances, January 1, 2003...............     $12,822      241     5,915     5,910    433,689    60,464    519,041
                                                                                                                       -------
Year ended December 31, 2003:
    Comprehensive income:
      Net income.....................................          --       --        --        --     62,811        --     62,811
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities...          --       --        --        --         --    (4,291)    (4,291)
        Reclassification adjustment for gains
          included in net income.....................          --       --        --        --         --    (5,695)    (5,695)
        Derivative instruments:
          Current period transactions................          --       --        --        --         --   (21,265)   (21,265)
                                                                                                                       -------
    Total comprehensive income.......................                                                                   31,560
    Class A preferred stock dividends,
      $1.20 per share................................          --       --        --        --       (769)       --       (769)
    Class B preferred stock dividends,
      $0.11 per share................................          --       --        --        --        (17)       --        (17)
                                                          -------      ---     -----     -----    -------   -------    -------
Consolidated balances, December 31, 2003.............      12,822      241     5,915     5,910    495,714    29,213    549,815
                                                                                                                       -------
Year ended December 31, 2004:
    Comprehensive income:
      Net income.....................................          --       --        --        --     82,908        --     82,908
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities...          --       --        --        --         --    (5,711)    (5,711)
        Reclassification adjustment for gains
          included in net income.....................          --       --        --        --         --      (167)      (167)
        Derivative instruments:
          Current period transactions................          --       --        --        --         --   (25,166)   (25,166)
                                                                                                                       -------
    Total comprehensive income.......................                                                                   51,864
    Class A preferred stock dividends,
      $1.20 per share................................         --        --        --        --       (769)       --       (769)
    Class B preferred stock dividends,
      $0.11 per share................................         --        --        --        --        (17)       --        (17)
                                                          -------      ---     -----     -----    -------   -------    -------
Consolidated balances, December 31, 2004.............      12,822      241     5,915     5,910    577,836    (1,831)   600,893
                                                                                                                       -------
Year ended December 31, 2005:
    Comprehensive income:
      Net income.....................................          --       --        --        --     96,906        --     96,906
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities...          --       --        --        --         --   (15,659)   (15,659)
        Reclassification adjustment for losses
          included in net income.....................          --       --        --        --         --     1,867      1,867
        Derivative instruments:
          Current period transactions................          --       --        --        --         --    (4,283)    (4,283)
                                                                                                                       -------
    Total comprehensive income.......................                                                                   78,831
    Class A preferred stock dividends,
      $1.20 per share................................          --       --        --        --       (769)       --       (769)
    Class B preferred stock dividends,
      $0.11 per share................................          --       --        --        --        (17)       --        (17)
                                                          -------      ---     -----     -----    -------   -------    -------
Consolidated balances, December 31, 2005.............     $12,822      241     5,915     5,910    673,956   (19,906)   678,938
                                                          =======      ===     =====     =====    =======   =======    =======

The accompanying notes are an integral part of the consolidated financial statements.


                                                   FIRST BANKS, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------

                                           (dollars expressed in thousands)

                                                                                       Years ended December 31,
                                                                                --------------------------------------
                                                                                   2005          2004          2003
                                                                                   ----          ----          ----

Cash flows from operating activities:
     Net income..............................................................   $   96,906        82,908       62,811
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization of bank premises and equipment.......       17,381        18,579       20,068
          Amortization, net of accretion.....................................       16,111        17,102       24,996
          Originations and purchases of loans held for sale..................   (1,327,890)   (1,036,548)  (2,013,902)
          Proceeds from sales of loans held for sale.........................    1,201,695     1,104,254    2,201,977
          Provision for loan losses..........................................       (4,000)       25,750       49,000
          Provision for deferred income taxes................................       (1,216)         (747)     (16,956)
          (Increase) decrease in accrued interest receivable.................       (2,280)         (696)       4,614
          Net increase in trading securities.................................       (3,389)           --           --
          Gain on loans sold and held for sale...............................      (20,804)      (18,497)     (15,645)
          Net loss (gain) on sales of available-for-sale
            investment securities............................................        2,873          (257)      (8,761)
          Gain on sales of branches, net of expenses.........................           --        (1,000)      (3,992)
          Other operating activities, net....................................       26,438        14,874       36,002
          Minority interest in loss of subsidiary............................       (1,287)           --           --
                                                                                ----------    ----------   ----------
               Net cash provided by operating activities.....................          538       205,722      340,212
                                                                                ----------    ----------   ----------

Cash flows from investing activities:
     Cash (paid) received for acquired entities, net of cash and
       cash equivalents received (paid)......................................      (11,579)       21,098       14,870
     Proceeds from sales of investment securities available for sale.........      147,120        26,340        6,019
     Maturities of investment securities available for sale..................      658,803       680,631    1,298,682
     Maturities of investment securities held to maturity....................        5,635         4,632        5,573
     Purchases of investment securities available for sale...................     (325,642)   (1,029,993)  (1,209,592)
     Purchases of investment securities held to maturity.....................       (6,509)      (19,031)        (103)
     Proceeds from sale of leases............................................           --        35,544           --
     Net increase in loans...................................................     (569,255)     (211,104)    (146,270)
     Recoveries of loans previously charged-off..............................       19,757        25,876       23,028
     Purchases of bank premises and equipment................................      (17,128)      (10,960)      (4,359)
     Sale of minority interest in subsidiary.................................        7,350            --           --
     Other investing activities, net.........................................        1,834        15,358        3,357
                                                                                ----------    ----------   ----------
               Net cash used in investing activities.........................      (89,614)     (461,609)      (8,795)
                                                                                ----------    ----------   ----------

Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits......................      (50,119)       23,355       13,287
     Increase (decrease) in time deposits....................................      199,255       (11,521)    (223,555)
     Decrease in Federal Home Loan Bank advances.............................       (6,144)      (29,020)      (8,548)
     Decrease in federal funds purchased.....................................          (78)           --      (55,000)
     (Decrease) increase in securities sold under agreements to repurchase...      (59,232)      286,928       69,835
     Advances drawn on notes payable.........................................      100,000        15,000       34,500
     Repayments of notes payable.............................................      (15,000)      (17,000)     (24,500)
     Proceeds from issuance of subordinated debentures.......................           --        61,857       70,907
     Repayments of subordinated debentures...................................      (59,278)           --     (136,341)
     Cash paid for sales of branches, net of cash and cash equivalents sold..           --       (19,353)     (60,930)
     Payment of preferred stock dividends....................................         (786)         (786)        (786)
                                                                                ----------    ----------   ----------
               Net cash provided by (used in) financing activities...........      108,618       309,460     (321,131)
                                                                                ----------    ----------   ----------
               Net increase in cash and cash equivalents.....................       19,542        53,573       10,286
Cash and cash equivalents, beginning of year.................................      267,110       213,537      203,251
                                                                                ----------    ----------   ----------
Cash and cash equivalents, end of year.......................................   $  286,652       267,110      213,537
                                                                                ==========    ==========   ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest on liabilities...............................................   $  162,144        93,406      107,295
       Income taxes..........................................................       56,591        42,701       43,632
                                                                                ==========    ==========   ==========
     Noncash investing and financing activities:
       Loans transferred to other real estate................................   $    3,737         5,142       13,525
                                                                                ==========    ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the minority interest in one subsidiary, as more fully described below, and in Note 2 and Note 19 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2004 and 2003 amounts have been made to conform to the 2005 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries, First Bank Business Capital, Inc., Missouri Valley Partners, Inc.
(MVP) and Small Business Loan Source LLC (SBLS LLC) which, except for SBLS LLC, are wholly owned subsidiaries.

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

         Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Federal funds sold were $65.0 million and $102.2 million at December 31, 2005 and 2004, respectively, and interest-bearing deposits were $9.0 million and $15.3 million at December 31, 2005 and 2004, respectively.

         First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $24.3 million and $30.2 million at December 31, 2005 and 2004, respectively.

         Investment Securities. The classification of investment securities as trading, available for sale or held to maturity is determined at the date of purchase.

         Investment securities designated as trading, which represent any security held for near term sale, are stated at fair value. Realized and unrealized gains and losses are included in noninterest income.

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

         Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans held for sale in the secondary mortgage market, frequently in the form of a mortgage-backed security, U.S. Small Business Administration (SBA) loans awaiting sale of the guaranteed portion to the SBA, and commercial real estate loans which may be identified for sale to specific buyers due to credit or loan concentration objectives. Loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. Additionally, the carrying value of the residential mortgage loans held for sale also includes the cost of hedging the loans held for sale. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on loans sold and held for sale in the consolidated statements of income in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification method and reflect the difference between the value received upon sale and the carrying value of the loans held for sale, including the cost of hedging the residential mortgage loans held for sale. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

         Loan Servicing Income. Loan servicing income is included in noninterest income and represents fees earned for servicing real estate mortgage loans owned by investors and originated by First Bank's mortgage banking operation, as well as SBA loans to small business concerns that are originated by SBLS LLC, First Bank's majority-owned subsidiary that originates, sells and services SBA loans. These fees are net of federal agency guarantee fees, interest shortfall, amortization of loan servicing rights and impairment valuation allowances. Such fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The provision for loan losses is based on a periodic analysis of the loans held for portfolio, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral, payment experience and selected key financial ratios. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require First Banks to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

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

         First Banks discontinues hedge accounting prospectively when it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of the hedged item(s), the derivative instrument expires or is sold, terminated, or exercised, the derivative instrument is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative instrument as a hedging transaction is no longer appropriate.

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

         >> Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value of the underlying hedged item is recognized as an adjustment to the carrying amount of the underlying hedged item and is also reflected currently in noninterest income. All changes in fair value are measured on a monthly basis. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged. In the event of early termination or ineffectiveness, the net proceeds received or paid on the interest rate swap agreements are recognized immediately in noninterest income and the future net interest differential, if any, is recognized prospectively in noninterest income. The cumulative change in the fair value of the underlying hedged item is deferred and amortized or accreted to interest income or interest expense over the weighted average life of the related asset or liability. If, however, the underlying hedged item is repaid, the cumulative change in the fair value of the underlying hedged item is recognized immediately in noninterest income.

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

         Bank Premises and Equipment, Net. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the related asset or term of the lease. Bank premises and improvements are depreciated over five to 40 years and equipment over three to seven years.

         Intangibles  Associated  With the Purchase of  Subsidiaries  and Branch
Offices. Intangibles associated with the purchase of subsidiaries and branch offices include goodwill and core deposit intangibles.

         First Banks accounts for intangibles associated with the purchase of subsidiaries and branch offices in accordance with SFAS No. 142 -- Goodwill and Other Intangible Assets, and SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. First Banks amortizes, on a straight-line basis, its core deposit intangibles and goodwill associated with transactions structured as purchases of certain assets and assumption of selected liabilities (P&A Transactions). Core deposit intangibles are amortized over the estimated periods to be benefited, which has been estimated at seven years, and goodwill associated with P&A Transactions is amortized over the estimated periods to be benefited, which has been estimated to be 15 years. Goodwill associated with the purchase of subsidiaries is not amortized, but instead, is tested annually for impairment following First Banks' existing methods of measuring and recording impairment losses, as described below.

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

         Mortgage Servicing Rights. Mortgage servicing rights are capitalized by allocating the total cost of the mortgage loans to mortgage servicing rights and the loans (without mortgage servicing rights) based on the relative fair values of the two components. Upon capitalizing the mortgage servicing rights, they are amortized, in proportion to the related estimated net servicing income on a basis that approximates the disaggregated, discounted basis, over the expected lives of the related loans, which is approximately five years. The weighted average amortization period of mortgage servicing rights is approximately five years.

         The value of mortgage servicing rights is adversely affected when mortgage interest rates decline which normally causes mortgage loan prepayments to increase. When loans are prepaid or refinanced, the related unamortized balance of the mortgage servicing rights is charged to amortization expense. The determination of the fair value of the mortgage servicing rights is performed quarterly based upon an independent third party valuation. Based on these analyses, a comparison of the fair value of the mortgage servicing rights with the carrying value of the mortgage servicing rights is made, with impairment, if any, recognized at that time. The impairment analyses are prepared using stratifications of the mortgage servicing rights based on the predominant risk characteristics of the underlying mortgage loans, including size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. As part of these analyses, the fair value of the mortgage servicing rights for each stratum is compared to the carrying value of the mortgage servicing rights for each stratum. To the extent the carrying value of the mortgage servicing rights exceeds the fair value of the mortgage servicing rights for a stratum, First Banks recognizes impairment equal to the amount by which the carrying value of the mortgage servicing rights for a stratum exceeds the fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of mortgage servicing rights. The valuation allowance may be reversed based upon subsequent improvement in the fair value of a stratum; however, First Banks does not, recognize fair value of the mortgage servicing rights in excess of the carrying value of mortgage servicing rights for any stratum. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs.

         SBA Servicing Rights. SBA servicing rights are capitalized by allocating the total cost of the SBA loans to servicing rights and the loans (without servicing rights) based on the relative fair values of the two components. The fair value of servicing rights is computed using the present value of the estimated future servicing income in excess of such income estimated at a normal servicing fee rate. The servicing rights, net of valuation allowance, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying SBA loans, which range from nine to 25 years. The weighted average amortization period of the SBA servicing rights is approximately 20 years. The determination of the fair value of the SBA servicing rights is performed monthly based upon an independent third party valuation. Based on these analyses, a comparison of the fair value of the SBA servicing rights with the carrying value of the SBA servicing rights is made, with
impairment,   if  any,   recognized   at  that  time.   The   predominant   risk
characteristics of the underlying SBA loans used to stratify SBA servicing rights for purposes of measuring impairment include size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. To the extent the carrying value of the SBA servicing rights exceeds the fair value of the SBA servicing rights, First Banks recognizes impairment equal to the amount by which the carrying value of the SBA servicing rights exceeds the fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of SBA servicing rights. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs. First Banks does not, however, recognize fair value of the SBA servicing rights in excess of the carrying value of SBA servicing rights for any stratum.

         Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties, are charged to expense as incurred. Other real estate was $2.0 million and $4.0 million at December 31, 2005 and 2004, respectively.

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

         Financial Instruments With Off-Balance Sheet Risk. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. First Banks utilizes financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. "Interest rate risk" is defined as the possibility that interest rates may move unfavorably from the perspective of First Banks due to maturity and/or interest rate adjustment timing differences between interest-earning assets and interest-bearing liabilities. The risk that a counterparty to an agreement entered into by First Banks may default is defined as "credit risk."

         First Banks is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount reflected in the consolidated balance sheets.

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

(2)      ACQUISITIONS AND INTEGRATION COSTS

         Completed Acquisitions

         During the three years ended December 31, 2005, First Banks completed the following acquisitions:

                                                                     Total        Purchase
       Entity                                 Date                  Assets         Price          Goodwill
       ------                                 ----                  ------         -----          --------
                                                                        (dollars expressed in thousands)
2005
----
  Northway State Bank
  Grayslake, Illinois                    October 31, 2005         $   50,400        10,300           3,800

  International Bank of California
  Los Angeles, California               September 30, 2005           151,600        33,700          12,000

  Bank and Trust Company
  Roodhouse, Illinois
  Branch Office (1)                     September 23, 2005             5,000            --              --

  FBA Bancorp, Inc.
  Chicago, Illinois                       April 29, 2005              73,300        10,500           2,800
                                                                  ----------       -------         -------
                                                                  $  280,300        54,500          18,600
                                                                  ==========       =======         =======
2004
----
  Hillside Investors, Ltd.
  Hillside, Illinois                     November 30, 2004        $1,196,700        67,400              --

  Small Business Loan Source, Inc.
  Houston, Texas                          August 31, 2004             47,100        45,600           5,900

  Continental Mortgage
  Corporation - Delaware
  Aurora, Illinois                         July 30, 2004             140,700         4,200 (2)         100
                                                                  ----------       -------         -------
                                                                  $1,384,500       117,200           6,000
                                                                  ==========       =======         =======
2003
----
  Bank of Ste. Genevieve
  Ste. Genevieve, Missouri                March 31, 2003          $  115,100        15,400             900
                                                                  ==========       =======         =======
--------------
(1)  The Roodhouse, Illinois branch of Bank and Trust Company was acquired by First Bank through a purchase of certain assets and assumption of certain  liabilities of  the  branch office. Total  assets consist primarily of cash received upon assumption of the deposit liabilities.
(2)  In conjunction with the acquisition of Continental Mortgage  Corporation - Delaware (CMC), First Banks
     redeemed in full all of the outstanding subordinated promissory  notes  of CMC, including  accumulated accrued and unpaid interest, totaling $4.5 million in aggregate.


         Goodwill associated with the acquisitions included in the table above is not deductible for tax purposes, with the exception of the goodwill associated with the purchase of assets and assumption of liabilities of Small Business Loan Source, Inc. (SBLS), which is deductible for tax purposes. For 2005, 2004 and 2003 acquisitions, goodwill in the amounts of $18.6 million, $6.0 million and $900,000, respectively, was assigned to First Bank.

         The consolidated financial statements include the financial position and results of operations of the aforementioned transactions for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. These fair value adjustments for the acquisitions completed in 2005 represent current estimates and are subject to further adjustments as the valuation data is
finalized.   These  acquisitions  were  funded  from  available  cash  reserves, borrowings under First Banks' term loan and revolving credit agreements, proceeds from the issuance of subordinated debentures, dividends from subsidiaries, and/or exchanges of available-for-sale investment securities.

         On March 31, 2003, First Banks completed its acquisition of Bank of Ste. Genevieve (BSG), Ste. Genevieve, Missouri, from Allegiant Bancorp, Inc. (Allegiant), in exchange for approximately 974,150 shares of Allegiant common stock previously held. The purpose of the transaction was to further expand the Midwest banking franchise. At the time of the acquisition, BSG had $115.1 million in assets, $43.7 million in loans, net of unearned discount, $47.8 million in investment securities and $93.7 million in deposits, and operated two locations in Ste. Genevieve, Missouri. First Banks recorded a gain of $6.3 million on the exchange of the Allegiant common stock. Preliminary goodwill of approximately $3.4 million was subsequently adjusted to approximately $900,000 as a result of a litigation settlement between the parties that occurred in the fourth quarter of 2005 pertaining to the acquisition. The core deposit intangibles, which are not deductible for tax purposes, were approximately $3.5 million and are being amortized over seven years utilizing the straight-line method. BSG was merged with and into First Bank. Subsequent to the acquisition, First Banks continued to own 231,779 shares, or approximately 1.52% of the issued and outstanding shares of Allegiant common stock. In October 2003, the remaining shares of Allegiant common stock were contributed to a previously established charitable foundation. In conjunction with this transaction, charitable contribution expense was recorded of $5.1 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $2.3 million, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $2.5 million associated with this transaction. The contribution of this stock eliminated the Company's investment in Allegiant. However, in conjunction with the settlement that occurred during the fourth quarter of 2005, First Banks received 75,758 shares of common stock of National City Corporation, successor to Allegiant, with a fair value of approximately $2.5 million at the time of the settlement, which was treated as an adjustment to the purchase price of the acquisition.

         On July 30, 2004, First Banks completed its acquisition of CMC and its wholly owned banking subsidiary, Continental Community Bank and Trust Company
(CCB) for $4.2 million in cash, and redeemed in full all of the outstanding subordinated promissory notes of CMC, including accumulated accrued and unpaid interest, totaling $4.5 million in aggregate. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. CMC, through CCB, operated two banking offices in the Chicago suburban communities of Aurora and Villa Park. At the time of the transaction, CMC had assets of $140.7 million, loans, net of unearned discount, of $73.6 million and deposits of $104.6 million. Preliminary goodwill of $1.5 million was subsequently adjusted to approximately $100,000 during the third quarter of 2005, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $2.0 million. CMC was merged with and into SFC and CCB was merged with and into First Bank.

         On August 31, 2004, SBLS LLC, a Nevada-based limited liability company and subsidiary of First Bank, purchased substantially all of the assets and assumed certain liabilities of SBLS, headquartered in Houston, Texas, in exchange for cash and certain payments contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations, as further described in Note 24 to the Consolidated Financial Statements. The transaction was funded through internally generated funds. At the time of the transaction, SBLS LLC purchased from SBLS assets of $47.1 million, including $24.0 million of SBA loans, net of unearned discount, and $15.1 million of SBA servicing rights, and assumed $1.5 million of liabilities, resulting in a net cash payment of $45.6 million. Goodwill was approximately $5.9 million and is deductible for tax purposes. In conjunction with this transaction, on August 30, 2004, First Bank granted to First Capital America, Inc. (FCA), a corporation owned by First Banks' Chairman and members of his immediate family, an option to purchase Membership Interests of SBLS LLC. FCA exercised this option on June 30, 2005 and paid First Bank $7.4 million in cash. As a result of this transaction, SBLS LLC became 51.0% owned by First Bank and 49.0% owned by FCA, and accordingly, effective June 30, 2005, FCA's ownership interest is recognized as minority interest in subsidiary in the consolidated balance sheets and, beginning July 1, 2006, the related minority interest in income or loss of subsidiary is recognized in the consolidated statements of income.

         On November 30, 2004, First Banks completed its acquisition of Hillside Investors, Ltd. (Hillside) and its wholly owned banking subsidiary, CIB Bank (collectively, CIB Bank), headquartered in Hillside, Illinois, for approximately $67.4 million in cash. The acquisition served to significantly expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through the issuance of subordinated debentures associated with two private placements of $60.0 million in aggregate of trust preferred securities through newly formed affiliated statutory trusts, as further discussed in Note 12 to the Consolidated Financial Statements. The acquisition was also funded through borrowings under the Company's revolving line of credit with a group of unaffiliated financial institutions. CIB Bank operated 16 banking offices in the Chicago, Illinois metropolitan area, including ten offices in Cook County, three offices in Lake County, two offices in Will County and one office in DuPage County. At the time of the transaction, CIB Bank had assets of $1.20 billion, loans, net of unearned discount, of $683.3 million, investment securities of $393.2 million and deposits of $1.10 billion. Preliminary goodwill was approximately $4.3 million and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $13.4 million. As further described below, goodwill and core deposit intangibles were subsequently adjusted during the first quarter of 2005. Hillside was merged with and into SFC and CIB Bank was merged with and into First Bank.

         The following table summarizes the estimated fair value of the Hillside assets acquired and liabilities assumed at the date of acquisition. As previously discussed, the fair value adjustments represented current estimates and were subject to further adjustment as the valuation data was finalized, as further described below.

                                                                                November 30, 2004
                                                                        (dollars expressed in thousands)

         Cash and cash equivalents.............................................     $  123,829
         Investment securities.................................................        392,651

         Loans, net of unearned discount.......................................        662,588
         Allowance for loan losses.............................................        (26,373)
                                                                                    ----------
         Net loans.............................................................        636,215

         Bank premises and equipment...........................................         11,449
         Goodwill..............................................................          4,285
         Core deposit intangibles..............................................         13,395
         Deferred income taxes.................................................         13,348
         Other assets..........................................................         20,836
                                                                                    ----------
             Total assets acquired.............................................     $1,216,008
                                                                                    ==========

         Deposits..............................................................     $1,102,041
         Other borrowings......................................................         33,199
         Deferred income taxes.................................................          1,375
         Accrued expenses and other liabilities................................         12,010
                                                                                    ----------
             Total liabilities assumed.........................................      1,148,625
                                                                                    ----------
             Net assets acquired...............................................     $   67,383
                                                                                    ==========


         During the first quarter of 2005, First Banks recorded certain acquisition-related adjustments pertaining to its acquisition of Hillside and CIB Bank. Acquisition-related adjustments included additional purchase accounting adjustments necessary to appropriately adjust the preliminary goodwill of $4.3 million recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect the receipt of additional valuation data. The aggregate adjustments resulted in a purchase price reallocation among goodwill, core deposit intangibles and bank premises and equipment. The purchase price reallocation resulted in the reallocation of $3.1 million of negative goodwill to core deposit intangibles and bank premises and equipment, thereby reducing such assets by $2.8 million and $2.4 million, net of the related tax effect of $1.1 million and $941,000, respectively. Following the recognition of the acquisition-related adjustments, goodwill recorded was reduced from $4.3 million to zero and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were reduced from $13.4 million to $10.6 million, net of the related tax effect. The individual components of the $4.3 million acquisition-related adjustments to goodwill and the $3.1 million purchase price reallocation recorded in the first quarter of 2005 are summarized as follows:

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

         On April 29, 2005, First Banks completed its acquisition of FBA Bancorp, Inc. (FBA) and its wholly owned subsidiary, First Bank of the Americas, S.S.B. (FBOTA), for $10.5 million in cash. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. FBA was headquartered in Chicago, Illinois, and through FBOTA, operated three banking offices in the southwestern Chicago metropolitan communities of Back of the Yards, Little Village and Cicero. At the time of the acquisition, FBA had assets of $73.3 million, loans, net of unearned discount, of $54.3 million and deposits of $55.7 million. Preliminary goodwill, which is not deductible for tax purposes, was approximately $2.8 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $1.7 million. FBA was merged with and into SFC, and FBOTA was merged with and into First Bank.

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

         On September 30, 2005, First Banks completed its acquisition of International Bank of California (IBOC) for $33.7 million in cash. The acquisition served to further expand First Banks' banking franchise in Southern California, providing five additional banking offices in Los Angeles, California, including one branch in downtown Los Angeles and four branches in eastern Los Angeles County, in Alhambra, Arcadia, Artesia and Rowland Heights. The transaction was funded with a portion of the proceeds of First Banks' $100.0 million term loan, as further discussed in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, IBOC had assets of $151.6 million, loans, net of unearned discount, of $113.5 million and deposits of $132.1 million. Preliminary goodwill, which is not deductible for tax purposes, was approximately $12.0 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $3.8 million. IBOC was merged with and into First Bank.

         On October 31, 2005, First Banks completed its acquisition of Northway State Bank (NSB) for $10.3 million in cash. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. NSB was headquartered in Grayslake, Illinois, and operated one banking office located in Lake County in the northern Chicago metropolitan area. At the time of the acquisition, NSB had assets of $50.4 million, loans, net of unearned discount, of $41.8 million and deposits of $45.2 million. Preliminary goodwill, which is not deductible for tax purposes, was approximately $3.8 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over seven years utilizing the straight-line method, were approximately $909,000. NSB was merged with and into First Bank.

         Pending Acquisitions

         On August 1, 2005, First Banks executed an Agreement and Plan of Reorganization, which was restated as a Stock Purchase Agreement with certain shareholders of First National Bank of Sachse (FNBS) on October 28, 2005, that provided for First Banks to acquire the outstanding common stock of FNBS for $45.62 per share. FNBS operated one banking office in Sachse, Texas, located in the northeast Dallas metropolitan area. As further described in Note 25 to the Consolidated Financial Statements, First Banks completed its acquisition of FNBS on January 3, 2006.

         On November 18, 2005, First Bank executed a Branch Purchase and Assumption Agreement that provided for First Bank to acquire the branch office of Dallas National Bank located at 4251 East Renner Road, in Richardson, Texas (East Renner Branch). As further described in Note 25 to the Consolidated Financial Statements, First Bank completed its purchase of assets and assumption of liabilities of the East Renner Branch on January 20, 2006.

         On December 19, 2005, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of Pittsfield Community Bancorp, Inc. (Bancorp) and its wholly owned banking subsidiary, Community Bank of Pittsfield (Pittsfield), for approximately $4.9 million in cash. Pittsfield is headquartered in Pittsfield, Illinois and operates two banking offices, one in Pittsfield, Illinois, and one in Mount Sterling, Illinois. The transaction, which is subject to regulatory approvals, is expected to be completed during the second quarter of 2006. At December 31, 2005, Pittsfield reported assets of approximately $17.0 million, loans, net of unearned discount, of approximately $10.7 million, deposits of approximately $13.7 million and stockholders' equity of approximately $2.7 million. As further described in Note 25 to the Consolidated Financial Statements, on March 7, 2006, First Bank executed a Purchase and Assumption Agreement providing for the sale of the banking office located in Mount Sterling, Illinois to Beardstown Savings, s.b. (Beardstown) following the completion of First Banks' acquisition of Bancorp.

         Subsequent to December 31, 2005, First Banks and/or First Bank entered into three agreements related to acquisition transactions, as more fully described in Note 25 to the Consolidated Financial Statements.

         Acquisition and Integration Costs

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $542,000, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to six individuals with remaining terms ranging from approximately one to ten years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.


                                                                                  Information
                                                                Severance       Technology Fees        Total
                                                                ---------       ---------------        -----
                                                                      (dollars expressed in thousands)

         Balance at December 31, 2002........................    $ 2,351                28             2,379
         Year Ended December 31, 2003:
           Amounts accrued at acquisition date...............        100               350               450
           Reversal to goodwill..............................        (39)             (108)             (147)
           Payments..........................................     (1,000)             (270)           (1,270)
                                                                 -------            ------            ------
         Balance at December 31, 2003........................      1,412                --             1,412
                                                                 -------            ------            ------
         Year Ended December 31, 2004:
           Amounts accrued at acquisition date...............        180               496               676
           Payments..........................................       (831)             (496)           (1,327)
                                                                 -------            ------            ------
         Balance at December 31, 2004........................        761                --               761
                                                                 -------            ------            ------
           Year Ended December 31, 2005:
           Amounts accrued at acquisition date...............        785             1,265             2,050
           Payments..........................................     (1,004)           (1,131)           (2,135)
                                                                 -------            ------            ------
         Balance at December 31, 2005........................    $   542               134               676
                                                                 =======            ======            ======


(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2005 and 2004 were as follows:


                                                          Maturity
                                          -----------------------------------------
                                                                                        Total       Gross
                                                                             After      Amor-     Unrealized              Weighted
                                            1 Year      1-5       5-10        10        tized   --------------     Fair    Average
                                           or Less     Years      Years      Years      Cost    Gains   Losses     Value    Yield
                                           -------     -----      -----      -----      ----    -----   ------     -----    -----
                                                                     (dollars expressed in thousands)
 December 31, 2005:
    Carrying value:
       U.S. Government sponsored
          agencies....................    $212,869    181,800      4,400         --    399,069     --   (4,725)   394,344   3.32%
       Mortgage-backed securities.....         281      9,899     52,121    783,831    846,132    149  (22,156)   824,125   4.60
       State and political
          subdivisions................       5,574     17,242      8,864        710     32,390    293     (109)    32,574   3.79
       Corporate debt securities......       7,721         --         --         --      7,721     --      (15)     7,706   4.58
       Equity investments ............         156         --         --     16,995     17,151    961       --     18,112   4.64
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      34,428         --         --         --     34,428     --       --     34,428   4.87
                                          --------    -------    -------    -------  ---------  -----  -------  ---------
              Total...................    $261,029    208,941     65,385    801,536  1,336,891  1,403  (27,005) 1,311,289   4.21
                                          ========    =======    =======    =======  =========  =====  =======  =========   ====

    Fair value:
       Debt securities................    $224,429    206,076     64,207    764,037
       Equity securities..............      34,584         --         --     17,956
                                          --------    -------    -------    -------
              Total...................    $259,013    206,076     64,207    781,993
                                          ========    =======    =======    =======

    Weighted average yield............        3.27%      3.72%      4.33%      4.62%
                                          ========    =======    =======    =======

 December 31, 2004:
    Carrying value:
       U.S. Treasury..................    $  9,977         --         --         --      9,977     --       (3)     9,974   2.31%
       U.S. Government sponsored
          agencies....................     165,551    486,621     12,556         --    664,728    529   (2,736)   662,521   3.11
       Mortgage-backed securities.....         244     12,435     77,558    941,140  1,031,377  3,661   (6,863) 1,028,175   4.55
       State and political
          subdivisions................       4,467     20,149     13,492      2,479     40,587    650      (10)    41,227   3.63
       Corporate debt securities......       6,218         --         --         --      6,218     26       (1)     6,243   5.40
       Equity investments ............         367         --         --     10,230     10,597    383       --     10,980   6.72
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      28,943         --         --         --     28,943     --       --     28,943   4.98
                                          --------    -------    -------    -------  ---------  -----  -------  ---------
              Total...................    $215,767    519,205    103,606    953,849  1,792,427  5,249   (9,613) 1,788,063   4.01
                                          ========    =======    =======    =======  =========  =====  =======  =========   ====

    Fair value:
       Debt securities................    $186,472    517,273    103,989    940,406
       Equity securities..............      29,310         --         --     10,613
                                          --------    -------    -------    -------
              Total...................    $215,782    517,273    103,989    951,019
                                          ========    =======    =======    =======

    Weighted average yield............        2.82%      3.28%      4.55%      4.61%
                                          ========    =======    =======    =======

         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2005 and 2004 were as follows:

                                                        Maturity
                                          --------------------------------------
                                                                                     Total         Gross
                                                                           After     Amor-       Unrealized                Weighted
                                           1 Year     1-5       5-10        10       tized    ----------------     Fair     Average
                                          or Less    Years     Years       Years     Cost     Gains     Losses     Value     Yield
                                          -------    -----     -----       -----     ----     -----     ------     -----     -----
                                                                     (dollars expressed in thousands)

 December 31, 2005:
    Carrying value:
       Mortgage-backed securities.....    $    --       --     6,970       8,495    15,465       9       (321)     15,153    5.09%
       State and political
         subdivisions.................      1,350    8,331       695         264    10,640      67        (69)     10,638    4.20
                                          -------    -----     -----      ------    ------     ---       ----      ------    ----
           Total......................    $ 1,350    8,331     7,665       8,759    26,105      76       (390)     25,791    4.73
                                          =======    =====     =====      ======    ======     ===       ====      ======    ====

    Fair value:
       Debt securities................    $ 1,355    8,328     7,509       8,599
                                          =======    =====     =====      ======

    Weighted average yield............       4.40%    4.20%     5.03%       5.02%
                                          =======    =====     =====      ======

 December 31, 2004:
    Carrying value:
       Mortgage-backed securities.....    $    --       --     7,060      10,288    17,348      96         (1)     17,443    5.01%
       State and political
         subdivisions.................        545    5,150     1,977         266     7,938     211         (6)      8,143    4.52
                                          -------    -----     -----      ------    ------     ---       ----      ------    ----
           Total......................    $   545    5,150     9,037      10,554    25,286     307         (7)     25,586    4.86
                                          =======    =====     =====      ======    ======     ===       ====      ======    ====

    Fair value:
       Debt securities................    $   556    5,340     9,080      10,610
                                          =======    =====     =====      ======

    Weighted average yield............       4.93%    4.13%     5.22%       4.89%
                                          =======    =====     =====      ======

         There were no sales of trading securities for the year ended December 31, 2005. Proceeds from sales of available-for-sale investment securities were $147.1 million, $26.3 million and $6.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. There were no gross gains realized on sales of available-for-sale investment securities in 2005. Gross gains of $257,100 and $576,600 were realized on these sales during the years ended December 31, 2004 and 2003, respectively. Gross losses of $2.9 million were realized on sales of available-for-sale investment securities during the year ended December 31, 2005. The gross loss of $2.9 million resulted from the sale of $150.0 million of available-for-sale investment securities for liquidity purposes, including the related termination of a $50.0 million term repurchase agreement on November 22, 2005, as further described in Note 5 and Note 10 to the Consolidated Financial Statements. There were no gross losses realized on sales of available-for-sale investment securities in 2004 and 2003.

         In 2003, First Banks also recognized noncash gains of $6.3 million on the partial exchange of Allegiant common stock for a 100% ownership interest in BSG, and a $2.3 million gain on the subsequent contribution of the remaining shares of Allegiant common stock to a charitable foundation. In addition, First Banks recognized a $431,000 impairment loss due to an other-than-temporary decline in the fair value of an equity fund investment.

         Proceeds from calls of investment securities were $16.6 million, $63.1 million and $41.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. There were no gross gains realized on called securities in 2005 and 2004. Gross gains of $11,200 were realized on these called securities during the year ended December 31, 2003. Gross losses of $3,800 and $1,900 were realized on these called securities during the years ended December 31, 2005 and 2003, respectively. There were no gross losses realized on called securities in 2004.

         First Bank is a member of the Federal Home Loan Bank (FHLB) system and the Federal Reserve Bank (FRB) system and maintains investments in FHLB and FRB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank's capital stock and capital surplus. The investment in FHLB of Chicago stock is maintained at a minimum of 5% of advances. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank's total assets as of December 31, 2004, up to a maximum of $10.0 million, plus 4.45% of advances and 0.15% of outstanding standby letters of credit.

         Investment securities with a carrying value of approximately $619.4 million and $731.8 million at December 31, 2005 and 2004, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

         Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004, were as follows:


                                                                 December 31, 2005
                                   ---------------------------------------------------------------------------
                                     Less than 12 months        12 months or more              Total
                                   -----------------------  ------------------------   -----------------------
                                      Fair      Unrealized     Fair       Unrealized      Fair      Unrealized
                                      Value       Losses       Value        Losses        Value       Losses
                                   ----------   ----------  ----------    ----------   ----------   ----------
                                                           (dollars expressed in thousands)
Available for sale:
   U.S. Government sponsored
     agencies...................   $  206,641     (2,374)     187,702       (2,351)       394,343     (4,725)
   Mortgage-backed securities...      375,462     (8,368)     411,640      (13,788)       787,102    (22,156)
   State and political
     subdivisions...............       11,653        (97)         833          (12)        12,486       (109)
   Corporate debt securities....        7,706        (15)          --           --          7,706        (15)
                                   ----------    -------      -------      -------      ---------    -------
         Total..................   $  601,462    (10,854)     600,175      (16,151)     1,201,637    (27,005)
                                   ==========    =======      =======      =======      =========    =======

Held to maturity:
   Mortgage-backed securities...   $   14,828       (321)          --           --         14,828       (321)
   State and political
     subdivisions...............        4,462        (58)         365          (11)         4,827        (69)
                                   ----------    -------      -------      -------      ---------    -------

         Total..................   $   19,290       (379)         365          (11)        19,655       (390)
                                   ==========    =======      =======      =======      =========    =======

                                                                 December 31, 2004
                                   ---------------------------------------------------------------------------
                                     Less than 12 months       12 months or more               Total
                                   -----------------------  -----------------------    -----------------------
                                      Fair      Unrealized     Fair      Unrealized       Fair      Unrealized
                                      Value       Losses       Value       Losses         Value       Losses
                                   ----------   ----------  ----------   ----------    ----------   ----------
                                                           (dollars expressed in thousands)
Available for sale:
   U.S. Treasury................   $    9,974         (3)          --           --          9,974         (3)
   U.S. Government sponsored
     agencies...................      480,912     (2,736)          --           --        480,912     (2,736)
   Mortgage-backed securities...      657,939     (6,863)          --           --        657,939     (6,863)
   State and political
     subdivisions...............        1,964        (10)          --           --          1,964        (10)
   Corporate debt securities....          510         (1)          --           --            510         (1)
                                   ----------    -------      -------      -------      ---------    -------
         Total..................   $1,151,299     (9,613)          --           --      1,151,299     (9,613)
                                   ==========    =======      =======      =======      =========    =======

Held to maturity:
   Mortgage-backed securities...   $    3,161         (1)          --           --          3,161         (1)
   State and political
     subdivisions...............          926         (6)          --           --            926         (6)
                                   ----------    -------      -------      -------      ---------    -------

         Total..................   $    4,087         (7)          --           --          4,087         (7)
                                   ==========    =======      =======      =======      =========    =======

         U.S. Treasury, U.S. Government sponsored agencies and mortgage-backed securities - The unrealized losses on investments in mortgage-backed securities, U.S. Treasury securities and other agency securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. However, First Banks may choose to sell certain available-for-sale investment securities at a loss for liquidity or other purposes, if deemed necessary. At December 31, 2005, the unrealized losses for U.S. government sponsored agencies for 12 months or more included 14 securities, and the unrealized losses for mortgage-backed securities for 12 months or more included 62 securities.

         State and political subdivisions and corporate debt securities - The unrealized losses on investments in state and political subdivisions and corporate debt securities were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2005, the unrealized losses for state and political subdivisions for 12 months or more included seven securities.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                                       2005         2004          2003
                                                                       ----         ----          ----
                                                                      (dollars expressed in thousands)

         Balance, beginning of year..............................   $ 150,707      116,451       99,439
         Acquired allowances for loan losses.....................       1,989       33,752          757
         Other adjustments (1)(2)................................          --         (479)          --
                                                                    ---------      -------      -------
                                                                      152,696      149,724      100,196
                                                                    ---------      -------      -------
         Loans charged-off.......................................     (33,123)     (50,643)     (55,773)
         Recoveries of loans previously charged-off..............      19,757       25,876       23,028
                                                                    ---------      -------      -------
            Net loans charged-off................................     (13,366)     (24,767)     (32,745)
                                                                    ---------      -------      -------
         Provision for loan losses...............................      (4,000)      25,750       49,000
                                                                    ---------      -------      -------
         Balance, end of year....................................   $ 135,330      150,707      116,451
                                                                    =========      =======      =======
         ---------------
         (1) In December 2003, First Bank established a $1.0 million specific reserve for estimated losses on a $5.3 million letter of credit that was recorded in accrued and other liabilities in  the consolidated balance sheets. In January 2004, the letter of credit was fully funded as a loan and  the  related $1.0 million  specific  reserve  was  reclassified  from  accrued and other liabilities to the allowance for loan losses.
         (2) In June 2004,  First Bank  reclassified $1.5 million from the  allowance  for  loan losses to accrued and other liabilities to establish a specific reserve associated  with the commercial leasing  portfolio  sale  and  related  recourse  obligations  for  certain leases sold. This liability has been reduced to $500,000 at December 31,  2005, as further described in Note 24 to the Consolidated Financial Statements.


         At December 31, 2005 and 2004, First Banks had $97.2 million and $85.8 million of impaired loans, consisting of loans on nonaccrual status. Interest on nonaccrual loans that would have been recorded under the original terms of the loans was $9.9 million, $4.4 million and $5.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Of these amounts, $3.4 million, $716,000 and $2.6 million was recorded as interest income on such loans in 2005, 2004 and 2003, respectively. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $20.1 million and $21.4 million at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans was $79.9 million, $77.3 million and $69.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $3.6 million, $717,000 and $2.6 million in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, First Banks had $5.6 million and $28.7 million, respectively, of loans past due 90 days or more and still accruing interest. First Banks did not have any acquired problem loans that are being accounted for under SOP 03-3 at December 31, 2005.

         First Banks' primary market areas are the states of Missouri, Illinois, Texas and California. At December 31, 2005 and 2004, approximately 91% and 90% of the total loan portfolio, respectively, and 83% and 82% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

         Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 76% and 74% of the loan portfolio at December 31, 2005 and 2004, respectively, of which 27% and 22%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2005, the balance of such loans was $332.3 million, of which $194.6 million were held for portfolio and $137.7 million were held for sale.

         In general, First Banks is a secured lender. At December 31, 2005 and 2004, 99% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

         Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $37.9 million and $31.0 million at December 31, 2005 and 2004, respectively, as further discussed in Note 19 to the Consolidated Financial Statements.

(5)      DERIVATIVE INSTRUMENTS

         First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at December 31, 2005 and 2004 are summarized as follows:

                                                                      December 31,
                                                    ------------------------------------------------
                                                             2005                      2004
                                                    -----------------------  -----------------------
                                                     Notional     Credit      Notional     Credit
                                                      Amount     Exposure      Amount     Exposure
                                                      ------     --------      ------     --------
                                                            (dollars expressed in thousands)

         Cash flow hedges........................   $ 300,000      114         500,000      1,233
         Fair value hedges.......................      25,000      748         276,200      9,609
         Interest rate floor agreement...........     100,000       70              --         --
         Interest rate lock commitments..........       5,900       --           5,400         --
         Forward commitments to sell
            mortgage-backed securities...........      47,000       --          34,000         --
                                                    =========      ===         =======      =====

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

         For the years ended December 31, 2005, 2004 and 2003, First Banks realized net interest income of $2.2 million, $50.1 million and $64.6 million, respectively, on its derivative financial instruments. First Banks recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of income, of $1.1 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively, in comparison to a net gain of $496,000 for the year ended December 31, 2003.

         Cash Flow Hedges. First Banks entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

         >> During September 2000, March 2001, April 2001, March 2002 and July 2003, First Banks entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively. The underlying hedged assets are certain loans within First Banks' commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. In November 2001, First Banks terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. In addition, the $150.0 million notional swap agreement that was entered into in March 2002 matured in March 2004, the $600.0 million notional swap agreements that were entered into in September 2000 matured in September 2004, and the $200.0 million notional swap agreement that was entered into in March 2001 matured on March 21, 2005. The amount receivable by First Banks under the swap agreements was $2.4 million and $2.7 million at December 31, 2005 and 2004, respectively, and the amount payable by First Banks under the swap agreements was $2.5 million and $1.4 million at December 31, 2005 and 2004, respectively.

         In October 2004, First Banks implemented the guidance required by the FASB's Derivatives Implementation Group on SFAS No. 133 Implementation Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans (DIG issue G25) and de-designated all of the specific pre-existing cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25.
Consequently, the $4.1 million net gain associated with the de-designated cash flow hedging relationships at September 30, 2004, is being amortized to interest income over the remaining lives of the respective hedging relationships, which ranged from approximately six months to three years at the date of implementation. First Banks elected to prospectively re-designate new cash flow hedging relationships based upon minor revisions to the underlying hedged items as required by the guidance in DIG Issue G25. The implementation of DIG Issue G25 did not and is not expected to have a material impact on First Banks' consolidated financial statements, results of operations or interest rate risk management program.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as cash flow hedges as of December 31, 2005 and 2004 were as follows:

                                           Notional        Interest Rate     Interest Rate      Fair
                  Maturity Date             Amount             Paid            Received         Value
                  -------------             ------             ----            --------         -----
                                                          (dollars expressed in thousands)
         December 31, 2005:
            April 2, 2006.............    $ 100,000            4.43%             5.45%        $    205
            July 31, 2007.............      200,000            4.40              3.08           (5,296)
                                          ---------                                           --------
                                          $ 300,000            4.41              3.87         $ (5,091)
                                          =========            ====              ====         ========

         December 31, 2004:
            March 21, 2005............    $ 200,000            2.43%             5.24%        $  1,155
            April 2, 2006.............      100,000            2.43              5.45            2,678
            July 31, 2007.............      200,000            2.40              3.08           (2,335)
                                          ---------                                           --------
                                          $ 500,000            2.42              4.42         $  1,498
                                          =========            ====              ====         ========



         Fair Value Hedges. First Banks entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, First Banks entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate (LIBOR). The underlying hedged liabilities were a portion of First Banks' other time deposits. The terms of the swap agreements provided for First Banks to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by First Banks under the swap agreements was $3.9 million at December 31, 2004, and the amount payable by First Banks under the swap agreements was $695,000 at December 31, 2004. During September 2003, First Banks discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements due to the loss of the highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. The related $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities, which was approximately three months. In addition, the effect of the loss of the highly correlated hedge position on the swap agreements resulted in the recognition of a net loss of $291,000, which was included in noninterest income. The $50.0 million notional swap agreement matured in January 2004. Effective February 25, 2005, First Banks terminated the remaining $150.0 million notional swap agreements. The termination of the swap agreements resulted from an increasing level of ineffectiveness associated with the correlation of the hedge positions between the swap agreements and the underlying hedged liabilities that had been anticipated as the swap agreements neared their originally scheduled maturity dates in January 2006. The resulting $3.1 million basis adjustment of the underlying hedged liabilities was recorded as interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately ten months. At December 31, 2005, the basis adjustments associated with these swap agreements were fully amortized.

         >> During May 2002, June 2002, March 2003 and April 2003, First Banks entered into $55.2 million, $46.0 million, $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month LIBOR plus 2.30%, 1.97%, 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of First Banks' subordinated debentures. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amounts receivable and payable by First Banks under the swap agreements at December 31, 2005 were $506,000 and $420,000, respectively. There were no amounts receivable or payable under the swap agreements at December 31, 2004. The $46.0 million notional amount interest rate swap agreement that was entered into in June 2002 was called by its counterparty in May 2003 resulting in final settlement of this interest rate swap agreement in June 2003. Effective May 27, 2005, First Banks terminated the $55.2 million and $46.0 million notional swap agreements in order to appropriately modify future hedge positions in accordance with First Banks' interest rate risk management program. The resulting $854,000 basis adjustment of the underlying hedged liabilities, in aggregate, is being recorded as a reduction of interest expense over the remaining maturities of the underlying hedged liabilities, which ranged from 26 to 28 years at the time of the termination. As further discussed in Note 25 to the Consolidated Financial Statements, effective February 16, 2006, First Banks terminated the remaining $25.0 million notional swap agreement.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as fair value hedges as of December 31, 2005 and 2004 were as follows:

                                           Notional        Interest Rate     Interest Rate      Fair
                  Maturity Date             Amount             Paid            Received         Value
                  -------------             ------             ----            --------         -----
                                                          (dollars expressed in thousands)

         December 31, 2005:
            March 20, 2033 (1).........   $  25,000            6.57%             8.10%         $(1,460)
                                          =========            ====              ====          =======

         December 31, 2004:
            January 9, 2006 (2)........   $ 150,000            2.06%             5.51%         $ 3,610
            December 31, 2031 (3)......      55,200            4.27              9.00            2,171
            March 20, 2033.............      25,000            4.52              8.10             (929)
            June 30, 2033 (3)..........      46,000            4.55              8.15           (1,689)
                                          ---------                                            -------
                                          $ 276,200            3.14              6.88          $ 3,163
                                          =========            ====              ====          =======
         --------------
         (1) The interest rate swap agreement was terminated effective February  16,  2006, as further discussed in Note 25 to the Consolidated Financial Statements.
         (2) The interest rate swap agreement was terminated effective February 25, 2005.
         (3) The interest rate swap agreements were terminated effective May 27, 2005.

         Interest Rate Floor and Cap Agreements. On September 9, 2005, First Bank entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with its interest rate risk management program. The interest rate floor agreement provides for First Bank to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. The carrying value of the interest rate floor agreement, which is included in other assets in the consolidated balance sheets, was $70,000 at December 31, 2005.

         During 2003 and 2004, First Bank entered into five term repurchase agreements under master repurchase agreements with unaffiliated third parties, as further discussed in Note 10 to the Consolidated Financial Statements. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreements were entered into with the objective of stabilizing net interest income over time and further protecting net interest margin against changes in interest rates. The interest rate floor agreements included within the term repurchase agreements (and the interest rate cap agreements previously included within the term repurchase agreements) represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term repurchase agreements are reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of income. As further described in Note 10 to the Consolidated

Financial Statements, on March 21, 2005, in accordance with the Company's interest rate risk management program, First Bank modified its term repurchase agreements under master repurchase agreements with unaffiliated third parties to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the existing interest rate spread to LIBOR for the underlying agreements. The modified terms of the term repurchase agreements became effective during the second quarter of 2005. First Bank did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments. As further described in Note 3 and Note 10 to the Consolidated Financial Statements, on November 22, 2005, First Bank terminated its $50.0 million term repurchase agreement with a maturity date of August 15, 2006, and simultaneously recognized a loss of $2.9 million on the sale of the underlying securities associated with the term repurchase agreement. In addition, as further described in Note 25 to the Consolidated Financial Statements, on February 14, 2006, First Bank terminated its two $50.0 million term repurchase agreements with maturity dates of June 14, 2007.

         Pledged Collateral. At December 31, 2005 and 2004, First Banks had a $2.0 million and a $5.0 million letter of credit, respectively, issued on its behalf to the counterparty and had pledged investment securities available for sale with a fair value of $5.1 million and $527,000, respectively, in connection with its interest rate swap agreements. At December 31, 2005, First Banks had pledged cash of $1.8 million as collateral in connection with its interest rate swap agreements. At December 31, 2004, First Banks had accepted cash of $6.0 million as collateral in connection with its interest rate swap agreements.

         Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in other assets in the consolidated balance sheets was ($49,000) and $20,000 at December 31, 2005 and 2004, respectively.

(6)      SERVICING RIGHTS

         Mortgage Banking Activities. At December 31, 2005 and 2004, First Banks serviced mortgage loans for others amounting to $1.01 billion and $1.06 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $5.0 million and $4.4 million at December 31, 2005 and 2004, respectively. Changes in mortgage servicing rights, net of amortization, for the years ended December 31, 2005 and 2004 were as follows:


                                                                                 2005          2004
                                                                                 ----          ----
                                                                         (dollars expressed in thousands)

         Balance, beginning of year.......................................     $ 10,242       15,408
         Servicing rights acquired during the period......................          435          155
         Originated mortgage servicing rights.............................          904        1,221
         Amortization.....................................................       (4,958)      (6,542)
                                                                               --------       ------
         Balance, end of year.............................................     $  6,623       10,242
                                                                               ========       ======

         First Banks did not incur any impairment of mortgage servicing rights during the years ended December 31, 2005 and 2004. During 2003, First Banks recognized impairment of $800,000 through a valuation allowance associated with a decline in the fair value of an individual mortgage servicing rights stratum below its carrying value, net of the valuation allowance. First Banks subsequently reversed the impairment valuation allowance in 2003 based upon an increase in the fair value of the mortgage servicing rights stratum above the carrying value, net of the valuation allowance.

         Amortization of mortgage servicing rights at December 31, 2005 has been estimated in the following table:

                                                                                 (dollars expressed in thousands)
         Year ending December 31:
              2006........................................................................   $ 3,266
              2007........................................................................     1,991
              2008........................................................................       881
              2009........................................................................       352
              2010........................................................................       133
                                                                                             -------
                  Total...................................................................   $ 6,623
                                                                                             =======

         Other Servicing Activities. At December 31, 2005 and 2004, First Banks serviced SBA loans for others amounting to $163.4 million and $174.7 million, respectively. Changes in SBA servicing rights, net of amortization, for the years ended December 31, 2005 and 2004 were as follows:

                                                                                        2005          2004
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

         Balance, beginning of year..............................................     $ 13,013           --
         Servicing rights acquired during the year...............................           --       13,983
         Originated servicing rights.............................................        1,065          373
         Amortization............................................................       (2,230)        (884)
         Changes in impairment valuation allowance...............................       (2,359)        (459)
                                                                                      --------       ------
         Balance, end of year....................................................     $  9,489       13,013
                                                                                      ========       ======

         First Banks recognized impairment of $2.4 million and $459,000 for the years ended December 31, 2005 and 2004, respectively. The impairment of $2.4 million recorded for the year ended December 31, 2005 resulted from a decline in the fair value of the SBA servicing assets below the carrying value primarily related to substantial damage to several shrimping vessels within the servicing portfolio caused by the effects of Hurricane Katrina, as well as continued distress affecting the U.S. shrimping industry and the ability of these borrowers to repay their loans.

         Amortization of SBA servicing rights at December 31, 2005 has been estimated in the following table:

                                                                                 (dollars expressed in thousands)

         Year ending December 31:
              2006........................................................................   $ 1,640
              2007........................................................................     1,382
              2008........................................................................     1,161
              2009........................................................................       974
              2010........................................................................       816
              Thereafter..................................................................     3,516
                                                                                             -------
                  Total...................................................................   $ 9,489
                                                                                             =======

(7)      BANK  PREMISES  AND  EQUIPMENT,  NET  OF  ACCUMULATED  DEPRECIATION AND
         AMORTIZATION

         Bank premises and equipment were comprised of the following at December
31, 2005 and 2004:

                                                                                       2005           2004
                                                                                       ----           ----
                                                                                (dollars expressed in thousands)

         Land....................................................................   $  33,191        29,566
         Buildings and improvements..............................................     118,426       114,447
         Furniture, fixtures and equipment.......................................     111,238       109,756
         Leasehold improvements..................................................      25,494        24,348
         Construction in progress................................................       2,269         4,074
                                                                                    ---------       -------
              Total..............................................................     290,618       282,191
         Less accumulated depreciation and amortization..........................     145,677       137,705
                                                                                    ---------       -------
              Bank premises and equipment, net...................................   $ 144,941       144,486
                                                                                    =========       =======

         Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 totaled $17.4 million, $18.6 million and $20.1 million, respectively.

         First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $15.5 million, $13.2 million and $14.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                                 (dollars expressed in thousands)
         Year ending December 31:
             2006.........................................................................  $ 11,356
             2007.........................................................................     9,375
             2008.........................................................................     8,492
             2009.........................................................................     7,431
             2010.........................................................................     5,562
             Thereafter...................................................................    18,231
                                                                                            --------
                 Total future minimum lease payments......................................  $ 60,447
                                                                                            ========

         First Banks also leases to unrelated parties a portion of its banking facilities. Total rental income was $6.4 million, $5.8 million and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(8) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES AND BRANCH OFFICES

         Intangible assets associated with the purchase of subsidiaries and branch offices, net of amortization, were comprised of the following at December 31, 2005 and 2004:

                                                       2005                           2004
                                            ---------------------------    --------------------------
                                               Gross                         Gross
                                              Carrying    Accumulated       Carrying     Accumulated
                                               Amount    Amortization        Amount     Amortization
                                               ------    ------------        ------     ------------
                                                         (dollars expressed in thousands)

Amortized intangible assets:
     Core deposit intangibles.............   $  36,555     (11,710)          32,823        (7,003)
     Goodwill associated with
       purchases of branch offices........       2,210      (1,146)           2,210        (1,003)
                                             ---------     -------          -------        ------
         Total............................   $  38,765     (12,856)          35,033        (8,006)
                                             =========     =======          =======        ======

Unamortized intangible assets:
     Goodwill associated with the
       purchase of subsidiaries...........   $ 165,992                      155,642
                                             =========                      =======

         Amortization of intangibles associated with the purchase of subsidiaries was $4.9 million, $2.9 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the remaining estimated life of the amortization period for core deposit intangibles and goodwill associated with purchases of branch offices was seven years and nine years, respectively. Amortization of intangibles associated with the purchase of subsidiaries and branch offices, including amortization of core deposit intangibles and branch office purchases, has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                                                 (dollars expressed in thousands)

         Year ending December 31:
            2006.........................................................................   $  5,349
            2007.........................................................................      5,349
            2008.........................................................................      5,349
            2009.........................................................................      3,446
            2010.........................................................................      2,986
            Thereafter...................................................................      3,430
                                                                                            --------
                Total....................................................................   $ 25,909
                                                                                            ========

         Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows:

                                                                 2005              2004
                                                                 ----              ----
                                                             (dollars expressed in thousands)

         Balance, beginning of year......................     $ 156,849          145,548
         Goodwill acquired during the year...............        18,579           11,665
         Acquisition-related adjustments (1).............        (8,229)            (222)
         Amortization - purchases of branch offices......          (143)            (142)
                                                              ---------          -------
         Balance, end of year............................     $ 167,056          156,849
                                                              =========          =======
         ---------------
         (1)   Acquisition-related adjustments  recorded in 2005, as  further described in Note 2  to the
               Consolidated Financial Statements, included $4.3 million recorded in  the first quarter of
               2005 pertaining to the acquisition of CIB Bank, $1.4 million recorded in the third quarter of 2005 pertaining to the acquisition  of  CMC, and $2.5 million  recorded  in  the fourth quarter of 2005 pertaining to the acquisition of BSG.

(9)      MATURITIES OF TIME DEPOSITS

         A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2005 is as follows:

                                                           Time deposits of   Other time
                                                           $100,000 or more    deposits         Total
                                                           ----------------    --------         -----
                                                                (dollars expressed in thousands)
         Year ending December 31:
             2006........................................     $  834,105      1,436,632       2,270,737
             2007........................................        157,022        425,765         582,787
             2008........................................         33,984        103,622         137,606
             2009........................................         13,576         47,263          60,839
             2010........................................         17,897         58,330          76,227
             Thereafter..................................         20,324          5,654          25,978
                                                              ----------      ---------       ---------
                  Total..................................     $1,076,908      2,077,266       3,154,174
                                                              ==========      =========       =========

(10)     OTHER BORROWINGS

         Other borrowings were comprised of the following at December 31, 2005 and 2004:

                                                                                 2005         2004
                                                                                 ----         ----
                                                                         (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
             Daily........................................................    $ 199,874     209,106
             Term.........................................................      300,000     350,000
         FHLB advances....................................................       39,300      35,644
                                                                              ---------     -------
                  Total...................................................    $ 539,174     594,750
                                                                              =========     =======

         The average balance of other borrowings was $571.7 million and $486.0 million, respectively, and the maximum month-end balance of other borrowings was $604.3 million and $605.6 million, respectively, for the years ended December 31, 2005 and 2004. The average rates paid on other borrowings during the years ended December 31, 2005, 2004 and 2003 were 3.19%, 1.26% and 1.02%, respectively. Interest expense on securities sold under agreements to repurchase was $16.5 million, $5.4 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense on FHLB advances was $1.6 million, $716,000 and $535,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The assets underlying the daily securities sold under agreements to repurchase and the FHLB advances are held by First Banks. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. As further discussed in Note 5 to the Consolidated Financial Statements, the interest rate floor agreements included within the term repurchase agreements (and the interest rate cap agreements previously included within the term repurchase agreements) represent embedded derivative instruments. In accordance with the Company's interest rate risk management program, First Bank modified its term repurchase agreements under master repurchase agreements with unaffiliated third parties on March 21, 2005 to terminate the interest rate cap agreements previously embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the interest rate spread to LIBOR for the agreements, as set forth in the following table. The modified terms of the repurchase agreements became effective immediately following the respective quarterly scheduled interest payment dates that occurred during the second quarter of 2005. First Bank did not incur any costs in conjunction with the modifications of the agreements.

         The maturity dates, par amounts, interest rate spreads and interest rate floor/cap strike prices on First Bank's term repurchase agreements as of December 31, 2005 and 2004 were as follows:

                                                               Par               Interest Rate     Interest Rate Floor /
                       Maturity Date                         Amount              Spread (1)(2)     Cap Strike Price (1)(2)
                       -------------                         ------              -------------     -----------------------
                                                       (dollars expressed
                                                          in thousands)

         December 31, 2005:
              January 12, 2007............................    150,000           LIBOR + 0.0050%         3.00% / Floor
              June 14, 2007 (3)...........................     50,000           LIBOR - 0.3300%         3.00% / Floor
              June 14, 2007 (3)...........................     50,000           LIBOR - 0.3400%         3.00% / Floor
              August 1, 2007..............................     50,000           LIBOR + 0.0800%         3.00% / Floor
                                                            ---------
                                                            $ 300,000
                                                            =========

         December 31, 2004:
              August 15, 2006 (4).........................  $  50,000           LIBOR - 0.8250%         3.00% / Cap
              January 12, 2007............................    150,000           LIBOR - 0.8350%         3.50% / Cap
              June 14, 2007...............................     50,000           LIBOR - 0.6000%         5.00% / Cap
              June 14, 2007...............................     50,000           LIBOR - 0.6100%         5.00% / Cap
              August 1, 2007..............................     50,000           LIBOR - 0.9150%         3.50% / Cap
                                                            ---------
                                                            $ 350,000
                                                            =========
         ---------------
         (1)  As of December 31, 2005, the interest rates  paid on the term  repurchase agreements were  based on the three-month LIBOR reset in arrears plus or minus the spread amount shown above minus a  floating amount equal to the differential between the three-month  LIBOR reset in arrears  and the strike  price  shown above, if the three-month LIBOR reset  in  arrears falls  below  the  strike price  associated with the interest rate floor agreements.
         (2)  As of December 31, 2004, the interest rates paid on  the  term  repurchase agreements were based on the three-month LIBOR reset in arrears minus the spread amount shown above plus a floating amount  equal to the differential between the  three-month  LIBOR reset in  arrears and the strike price shown above, if the three-month LIBOR reset in arrears exceeded the strike price associated with the  interest rate cap agreements.
         (3)  First Bank terminated  these repurchase  agreements on February 14, 2006, as further  described in Note
              25 to the Consolidated Financial Statements.
         (4)  First Bank terminated this term repurchase agreement on November 22, 2005,  resulting in  a  prepayment penalty of $281,000 and the recognition of a $2.9 million loss  on the related  sale of the  underlying securities  associated  with  the  term  repurchase  agreement, as  further  described in Note 3 to the
              Consolidated Financial Statements.

(11)     NOTES PAYABLE

         Notes payable were comprised of the following at December 31, 2005 and 2004:

                                                                                         2005              2004
                                                                                         ----              ----
                                                                                   (dollars expressed in thousands)

         Revolving credit.........................................................    $      --           15,000
         Term loan................................................................      100,000               --
                                                                                      ---------           ------
               Total..............................................................    $ 100,000           15,000
                                                                                      =========           ======

         On August 11, 2005, First Banks entered into an Amended and Restated Secured Credit Agreement with a group of unaffiliated financial institutions (Credit Agreement) in the amount of $122.5 million. The Credit Agreement replaced a secured credit agreement dated August 14, 2003, and subsequently amended on August 12, 2004, that provided a $75.0 million revolving credit line and a $25.0 million letter of credit facility (collectively, the Credit Agreements). The Credit Agreement contains material changes to the structure and terms of the financing arrangement, the most significant of which is the addition of a term loan. The Credit Agreement provides a $15.0 million revolving credit facility (Revolving Credit), a $7.5 million letter of credit facility (LC

Facility) and a $100.0 million term loan facility (Term Loan). Interest is payable on outstanding principal loan balances under the Revolving Credit at a floating rate equal to either the lender's prime rate or, at First Banks' option, LIBOR plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the Revolving Credit are accruing at the prime rate, interest is paid monthly. If the loan balances outstanding under the Revolving Credit are accruing at LIBOR, interest is payable based on the one, two, three or six-month LIBOR, as selected by First Banks. Interest is payable on outstanding principal loan balances of the Term Loan at a floating rate equal to LIBOR plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. First Banks has not drawn any advances on the Revolving Credit. First Banks borrowed $80.0 million on the Term Loan on August 11, 2005 and borrowed the remaining $20.0 million on November 14, 2005. The outstanding principal balance of the Term Loan is payable in ten equal quarterly installments of $5.0 million commencing on March 31, 2006, with the remainder of the Term Loan balance to be repaid in full, including any unpaid interest, upon maturity on August 10, 2008. Amounts may be borrowed under the Revolving Credit until August 10, 2006, at which time the principal and interest outstanding is due and payable. The Credit Agreement is secured by First Banks' ownership interest in the capital stock of its subsidiaries. Under the Credit Agreements, there were outstanding borrowings of $100.0 million and $15.0 million at December 31, 2005 and 2004, respectively. The interest rate for outstanding borrowings under the Credit Agreement at December 31, 2005 and 2004 was 5.38% and 3.44%, respectively. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the Credit Agreements were $2.9 million and $6.3 million at December 31, 2005 and 2004, respectively, and had not been drawn on by the counterparties.

         The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. First Banks and First Bank were in compliance with all restrictions and requirements of the Credit Agreements at December 31, 2005 and 2004.

         The average balance and maximum month-end balance of borrowings outstanding under the Credit Agreements during the years ended December 31, 2005 and 2004 were as follows:

                                                                               2005              2004
                                                                               ----              ----
                                                                          (dollars expressed in thousands)

         Average balance..................................................   $ 36,849            3,657
         Maximum month-end balance........................................    100,000           15,000
                                                                             ========           ======

         The average rates paid on the outstanding borrowings during the years ended December 31, 2005, 2004 and 2003 were 6.26%, 13.84% and 5.09%, respectively. Interest expense recognized on borrowings under the Credit Agreement includes commitment, arrangement and renewal fees. During 2004, the average rate paid on the outstanding borrowings reflects a marginal increased level of commitment, arrangement and renewal fees on a much smaller base of borrowings outstanding during the year, thereby causing the average rate paid to be significantly higher than in 2005 and 2003.

(12)     SUBORDINATED DEBENTURES

         In February 1997, First Preferred Capital Trust (First Preferred I), a newly formed Delaware business trust, issued 3.45 million shares of 9.25% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owned all of First Preferred I's common securities. The gross proceeds of the offering were used by First Preferred I to purchase $88.9 million of 9.25% subordinated debentures from First Banks, maturing on March 31, 2027. The maturity date could have been shortened, at the option of First Banks, to a date not earlier than March 31, 2002 or extended to a date not later than March 31, 2046 if certain conditions were met. The subordinated debentures were the sole asset of First Preferred I. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constituted a full and unconditional guarantee by First Banks of the obligations of First Preferred I under the First Preferred I preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred I, net of underwriting fees and offering expenses, were $85.8 million. On May 5, 2003, First Banks redeemed the cumulative trust preferred securities at the liquidate value of $25 per preferred security, together with distributions accumulated and unpaid to the redemption date. In conjunction with this transaction, First Banks paid in full the $88.9 million of subordinated debentures. The funds necessary for the redemption were provided by the net proceeds from the issuance of additional subordinated debentures to First Bank Statutory Trust and First Preferred Capital Trust IV of $25.3 million and $45.6 million, respectively, as further discussed below, and approximately $18.0 million of available cash reserves. First Banks' distributions on the subordinated debentures, which were payable quarterly in arrears, were $2.9 million for the year ended December 31, 2003.

         In July 1998, First America Capital Trust (FACT), a newly formed Delaware business trust, issued 1.84 million shares of 8.50% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owned all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% subordinated debentures from First Banks, maturing on June 30, 2028. The maturity date could have been shortened, at the option of First Banks, to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions were met. The subordinated debentures were the sole asset of FACT. In connection with the issuance of the FACT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constituted a full and unconditional guarantee by First Banks of the obligations of FACT under the FACT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FACT, net of underwriting fees and offering expenses, were $45.4 million. On June 30, 2003, First Banks redeemed the cumulative trust preferred securities at the liquidation value of $25 per preferred security, together with distributions accumulated and unpaid to the redemption date. In conjunction with this transaction, First Banks paid in full the $47.4 million of subordinated debentures. The funds necessary for the redemption were provided from available cash reserves of $12.9 million and an advance of $34.5 million on First Banks' note payable. First Banks' distributions on the subordinated debentures, which were payable quarterly in arrears, were $2.0 million for the year ended December 31, 2003.

         In October 2000, First Preferred Capital Trust II (First Preferred II), a newly formed Delaware business trust, issued 2.3 million shares of 10.24% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 71,135 shares of common securities to First Banks at $25 per share. First Banks owned all of First Preferred II's common securities. The gross proceeds of the offering were used by First Preferred II to purchase $59.3 million of 10.24% subordinated debentures from First Banks, maturing on September 30, 2030. The maturity date could have been shortened, at the option of First Banks, to a date not earlier than September 30, 2005, if certain conditions were met. The subordinated debentures were the sole asset of First Preferred II. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constituted a full and unconditional guarantee by First Banks of the obligations of First Preferred II under the First Preferred II preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred II, net of underwriting fees and offering expenses, were $56.9 million. On September 30, 2005, First Banks redeemed the cumulative trust preferred securities at the liquidation value of $25 per preferred security, together with distributions accumulated and unpaid to the redemption date. In conjunction with this transaction, First Banks paid in full its outstanding $59.3 million of subordinated debentures that were issued by First Banks to First Preferred II. The funds necessary for the redemption of the subordinated debentures were provided from a portion of the proceeds of First Banks' Term Loan. First Banks' distributions on the subordinated debentures issued to First Preferred II, which were payable quarterly in arrears, were $4.6 million for the year ended December 31, 2005 and $6.1 million for the years ended December 31, 2004 and 2003.

         In November 2001,  First Preferred  Capital Trust III (First  Preferred
III), a newly formed Delaware business trust, issued 2.2 million shares of 9.00% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 68,290 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred III's common securities. The gross proceeds of the offering were used by First Preferred III to purchase $56.9 million of 9.00% subordinated debentures from First Banks, maturing on December 31, 2031. The maturity date may be shortened, at the option of First Banks, to a date not earlier than December 31, 2006, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred III. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred III under the First Preferred III preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred III, net of underwriting fees and offering expenses, were $54.6 million. First Banks' distributions on the subordinated debentures issued to First Preferred III, which are payable quarterly in arrears, were $5.1 million for the years ended December 31, 2005, 2004 and 2003.

         In April 2002, First Bank Capital Trust (FBCT), a newly formed Delaware business trust, issued 25,000 shares of variable rate cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBCT. The gross proceeds of the offering were used by FBCT to purchase $25.8 million of variable rate subordinated debentures from First Banks, maturing on April 22, 2032. The maturity date of the subordinated debentures may be shortened, at the option of First Banks to a date not earlier than April 22, 2007, if certain conditions are met. The subordinated debentures are the sole asset of FBCT. In connection with the issuance of the FBCT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBCT under the FBCT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBCT, net of offering expenses, were $25.0 million. The distribution rate on the FBCT securities is equivalent to the six-month LIBOR plus 387.5 basis points, and is payable semi-annually in arrears on April 22 and October 22. First Banks' distributions on the subordinated debentures issued to FBCT were $1.9 million for the year ended December 31, 2005 and $1.4 million for the years ended December 31, 2004 and 2003.

         In March 2003, First Bank Statutory Trust (FBST), a newly formed Connecticut statutory trust, issued 25,000 shares of 8.10% cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST. The gross proceeds of the offering were used by FBST to purchase $25.8 million of 8.10% subordinated debentures from First Banks, maturing on March 20, 2033. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than March 20, 2008, if certain conditions are met. The subordinated debentures are the sole asset of FBST. In connection with the issuance of the FBST preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST under the FBST preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBST, net of offering expenses, were $25.3 million. First Banks' distributions on the subordinated debentures issued to FBST, which are payable quarterly in arrears, were $2.1 million for the years ended December 31, 2005 and 2004, and $1.7 million for the year ended December 31, 2003.

         In April 2003, First Preferred Capital Trust IV (First Preferred IV), a newly formed Delaware business trust, issued 1.84 million shares of 8.15% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred IV's common securities. The gross proceeds of the offering were used by First Preferred IV to purchase approximately $47.4 million of 8.15% subordinated debentures from First Banks, maturing on June 30, 2033. The maturity date may be shortened, at the option of First Banks, to a date not earlier than June 30, 2008, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred IV. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred IV under the First Preferred IV preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred IV, net of underwriting fees and offering expenses, were approximately $45.6 million. First Banks' distributions on the subordinated debentures issued to First Preferred IV, which are payable quarterly in arrears, were $3.9 million for the years ended December 31, 2005 and 2004, and $2.9 million for the year ended December 31, 2003.

         In September 2004, First Bank Statutory Trust II (FBST II), a newly formed Delaware statutory trust, issued 20,000 shares of variable rate trust preferred securities at $1,000 per share in a private placement, and issued 619 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST II. The gross proceeds of the offering were used by FBST II to purchase $20.6 million of variable rate subordinated debentures from First Banks, maturing on September 20, 2034. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than September 20, 2009, if certain conditions are met. The subordinated debentures are the sole asset of FBST II. In connection with the issuance of the FBST II preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST II under the

FBST II preferred securities. Proceeds from the issuance of the subordinated debentures to FBST II, net of offering expenses, were $20.6 million. The distribution rate on the FBST II securities is equivalent to the three-month LIBOR plus 205.0 basis points. First Banks' distributions on the subordinated debentures issued to FBST II, which are payable quarterly in arrears, were $1.1 million and $236,000 for the years ended December 31, 2005 and 2004, respectively.

         In November 2004, First Bank Statutory Trust III (FBST III), a newly formed Delaware statutory trust, issued 40,000 shares of variable rate trust preferred securities at $1,000 per share in a private placement, and issued 1,238 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST III. The gross proceeds of the offering were used by FBST III to purchase $41.2 million of variable rate subordinated debentures from First Banks, maturing on December 15, 2034. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than December 15, 2009, if certain conditions are met. The subordinated debentures are the sole asset of FBST III. In connection with the issuance of the FBST III preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST III under the FBST III preferred securities. Proceeds from the issuance of the subordinated debentures to FBST III, net of offering expenses, were $41.2 million. The distribution rate on the FBST III securities is equivalent to the three-month LIBOR plus 218.0 basis points. First Banks' distributions on the subordinated debentures issued to FBST III, which are payable quarterly in arrears, were $2.3 million and $203,000 for the years ended December 31, 2005 and 2004, respectively.

         The distributions payable on all of First Banks' subordinated debentures are included in interest expense in the consolidated statements of income. Deferred issuance costs associated with First Banks' subordinated debentures are included as a reduction of subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis.

         The subordinated debentures were issued to First Banks in conjunction with the formation of various financing entities and the issuance of trust preferred securities by the financing entities. First Banks has six issues of trust preferred securities as of December 31, 2005. Subsequent to December 31, 2005, First Banks, through a newly formed statutory trust affiliate, issued $40.0 million of subordinated debentures, as more fully described in Note 25 to the Consolidated Financial Statements. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks' capital base.

(13)     INCOME TAXES

         Provision for income taxes attributable to income from continuing operations for the years ended December 31, 2005, 2004 and 2003 consists of:

                                                                           2005       2004       2003
                                                                           ----       ----       ----
                                                                        (dollars expressed in thousands)
         Current provision for taxes:
             Federal................................................     $48,306     36,578      40,194
             State..................................................       5,419      9,507      12,717
                                                                         -------     ------     -------
                                                                          53,725     46,085      52,911
                                                                         -------     ------     -------
         Deferred provision for taxes:
             Federal................................................         116        236     (12,463)
             State..................................................      (1,332)      (983)     (4,493)
                                                                         -------     ------     -------
                                                                          (1,216)      (747)    (16,956)
                                                                         -------     ------     -------
                  Total.............................................     $52,509     45,338      35,955
                                                                         =======     ======     =======

         The effective rates of federal income taxes for the years ended December 31, 2005, 2004 and 2003 differ from the federal statutory rates of taxation as follows:

                                                                     Years Ended December 31,
                                                    ----------------------------------------------------------
                                                           2005                2004                2003
                                                    -----------------   -----------------    -----------------
                                                     Amount   Percent    Amount   Percent     Amount   Percent
                                                     ------   -------    ------   -------     ------   -------
                                                                (dollars expressed in thousands)
Income before provision for income taxes and
  minority interest in loss of subsidiary......     $148,128            $128,246             $ 98,766
                                                    ========            ========             ========
Provision for income taxes calculated
  at federal statutory income tax rates........     $ 51,845   35.0%    $ 44,886    35.0%    $ 34,568    35.0%
Effects of differences in tax reporting:
  Tax-exempt interest income, net of
      tax preference adjustment................         (814)  (0.5)        (791)   (0.6)        (911)   (0.9)
  State income taxes...........................        4,773    3.2        5,541     4.3        5,346     5.4
  Reduction in prior year contingency reserve..       (2,116)  (1.4)      (2,825)   (2.2)          --      --
  Bank owned life insurance, net of premium....       (1,602)  (1.1)      (1,670)   (1.3)      (1,762)   (1.8)
  Other, net...................................          423    0.3          197     0.2       (1,286)   (1.3)
                                                    --------   ----     --------    ----     --------    ----
        Provision for income taxes.............     $ 52,509   35.5%    $ 45,338    35.4%    $ 35,955    36.4%
                                                    ========   ====     ========    ====     ========    ====

         The $2.1 million and $2.8 million reductions in the prior year contingency reserve, reflected in the years 2005 and 2004, respectively, resulted from reversals of state tax reserves no longer deemed necessary.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were as follows:

                                                                                  December 31,
                                                                                  ------------
                                                                               2005         2004
                                                                               ----         ----
                                                                        (dollars expressed in thousands)
     Deferred tax assets:
         Net operating loss carryforwards................................   $  35,513      38,786
         Deferred built-in loss carryforward.............................       3,824       8,988
         Allowance for loan losses.......................................      57,137      64,866
         Loans held for sale.............................................       5,562         175
         Alternative minimum tax credits.................................       2,770       2,667
         Interest on nonaccrual loans....................................       3,582       4,346
         Servicing rights................................................      10,081       8,366
         Deferred compensation...........................................       6,462       4,541
         Net fair value adjustment for available-for-sale
             investment securities.......................................       8,954       1,527
         Net fair value adjustment for derivative instruments............       1,782          --
         Partnership investments.........................................       4,161       1,244
         State taxes.....................................................         515       1,996
         Other...........................................................       6,349       7,662
                                                                            ---------     -------
             Gross deferred tax assets...................................     146,692     145,164
                                                                            ---------     -------
         Valuation allowance.............................................     (17,754)    (17,767)
                                                                            ---------     -------
             Deferred tax assets, net of valuation allowance.............     128,938     127,397
                                                                            ---------     -------
     Deferred tax liabilities:
         Depreciation on bank premises and equipment.....................       8,407      11,567
         Net fair value adjustment for derivative instruments............          --         524
         Unrealized gains on investment securities.......................         144       3,386
         Core deposit intangibles........................................       6,491       7,859
         Discount on loans...............................................       4,878       4,412
         Equity investments..............................................       6,331       6,970
         Other ..........................................................         853          94
                                                                            ---------     -------
             Deferred tax liabilities....................................      27,104      34,812
                                                                            ---------     -------
             Net deferred tax assets.....................................   $ 101,834      92,585
                                                                            =========     =======

         The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax assets of $101.8 million at December 31, 2005.

         There were no changes in the deferred tax asset valuation allowance for the year ended December 31, 2003. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2005 and 2004 were as follows:

                                                                               2005           2004
                                                                               ----           ----
                                                                        (dollars expressed in thousands)

         Balance, beginning of year.....................................     $ 17,767            --
         Purchase acquisitions..........................................           --        17,767
         Adjustment to prior year purchase acquisitions.................          (13)           --
                                                                             --------        ------
         Balance, end of year...........................................     $ 17,754        17,767
                                                                             ========        ======

         Upon completion of the acquisition of CIB Bank, the net deferred tax assets associated with the acquisition were evaluated to determine whether it is more likely than not that the net deferred tax assets will be recognized in the future. The ability to utilize the net deferred tax assets recorded in connection with the acquisition is subject to a number of limitations. Among these limitations is the restriction that any built-in loss (the fair value was less than the tax basis) that existed at the date of acquisition, if realized within the first five years subsequent to the date of acquisition, will be disallowed and must be carried forward and subjected to rules similar to the rules for carrying forward net operating losses. Based upon these factors, management determined that a valuation allowance should be established for CIB Bank in the amount of $17.8 million. Subsequent reductions in the valuation allowance will be credited to intangible assets associated with the purchase of subsidiaries.

         At December 31, 2005 and 2004, the accumulation of prior years' earnings representing tax bad debt deductions was approximately $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Banks would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

         At December 31, 2005 and 2004, for federal income taxes purposes, First Banks had net operating loss carryforwards relating to pre-acquisition tax losses of acquired entities of approximately $101.5 million and $110.8 million, respectively. At December 31, 2005, the net operating loss carryforwards for First Banks expire as follows:

                                                                                (dollars expressed in thousands)
         Year ending December 31:
             2006......................................................................   $   1,654
             2007......................................................................       4,356
             2008......................................................................      19,881
             2009......................................................................       9,714
             2010 - 2025...............................................................      65,862
                                                                                          ---------
                  Total................................................................   $ 101,467
                                                                                          =========

         During 2004, First Banks recognized built-in losses associated with the acquisition of CIB Bank. A portion of the recognized built-in losses was disallowed for 2004 and is required to be carried forward subject to rules similar to the rules for carrying forward net operating losses. Utilization of the recognized built-in losses is allowed subsequent to the utilization of any net operating loss carryforwards associated with the acquisition of CIB Bank. Consequently, at December 31, 2005, First Banks had deferred built-in loss carryforwards of approximately $9.1 million. Utilization of the deferred built-in loss carryforwards is allowed beginning in the year 2016, and such losses will expire in the year 2024.

(14)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2005, 2004 and 2003:

                                                                                                 Per Share
                                                                      Income        Shares         Amount
                                                                      ------        ------         ------
                                                              (dollars in thousands, except share and per share data)
   Year ended December 31, 2005:
     Basic EPS - income available to common stockholders........     $ 96,120       23,661      $ 4,062.36
     Effect of dilutive securities:
       Class A convertible preferred stock......................          769          516          (54.90)
                                                                     --------      -------      ----------
     Diluted EPS - income available to common stockholders......     $ 96,889       24,177      $ 4,007.46
                                                                     ========      =======      ==========

   Year ended December 31, 2004:
     Basic EPS - income available to common stockholders........     $ 82,123       23,661      $ 3,470.80
     Effect of dilutive securities:
       Class A convertible preferred stock......................          769          565          (49.22)
                                                                     --------      -------      ----------
     Diluted EPS - income available to common stockholders......     $ 82,892       24,226      $ 3,421.58
                                                                     ========      =======      ==========

   Year ended December 31, 2003:
     Basic EPS - income available to common stockholders........     $ 62,025       23,661      $ 2,621.39
     Effect of dilutive securities:
       Class A convertible preferred stock......................          769          600          (33.08)
                                                                     --------      -------      ----------
     Diluted EPS - income available to common stockholders......     $ 62,794       24,261      $ 2,588.31
                                                                     ========      =======      ==========

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

         Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit at December 31, 2005 and 2004 were as follows:


                                                                                     December 31,
                                                                              -------------------------
                                                                                  2005          2004
                                                                                  ----          ----
                                                                           (dollars expressed in thousands)

         Commitments to extend credit......................................   $ 2,785,028     2,311,529
         Commercial and standby letters of credit..........................       191,634       180,785
                                                                              -----------     ---------
                                                                              $ 2,976,662     2,492,314
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

         Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2005 expire, at various dates, all within 11 years.

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments is management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including servicing assets, deferred income tax assets, bank premises and equipment and intangible assets associated with the purchase of subsidiaries and branch offices. Furthermore, the income taxes that would be incurred if First Banks were to realize any of the unrealized gains or unrealized losses indicated between the estimated fair values and corresponding carrying values could have a significant effect on the fair value estimates and have not been considered in any of the estimates.

         The estimated fair value of First Banks' financial instruments at December 31, 2005 and 2004 were as follows:


                                                              2005                           2004
                                                    -------------------------      -------------------------
                                                     Carrying       Estimated       Carrying       Estimated
                                                       Value       Fair Value         Value       Fair Value
                                                       -----       ----------         -----       ----------
                                                               (dollars expressed in thousands)
Financial Assets:
   Cash and cash equivalents......................   $  286,652       286,652         267,110        267,110
   Investment securities:
       Trading....................................        3,389         3,389              --             --
       Available for sale.........................    1,311,289     1,311,289       1,788,063      1,788,063
       Held to maturity...........................       26,105        25,791          25,286         25,586
   Net loans......................................    6,885,441     6,847,421       5,987,261      5,986,880
   Derivative instruments.........................       (6,530)       (6,530)          4,681          4,681
   Bank-owned life insurance......................      111,442       111,442         102,239        102,239
   Accrued interest receivable....................       43,280        43,280          39,776         39,776
   Interest rate lock commitments.................          (49)          (49)             20             20
   Forward commitments to sell
       mortgage-backed securities.................         (538)         (538)            (99)           (99)
                                                     ==========     =========       =========      =========

Financial Liabilities:
   Deposits:
       Noninterest-bearing demand.................   $1,299,350     1,299,350       1,194,662      1,194,662
       Interest-bearing demand....................      981,837       981,837         875,489        875,489
       Savings....................................    2,106,470     2,106,470       2,249,644      2,249,644
       Time deposits..............................    3,154,174     3,154,174       2,832,175      2,832,175
   Other borrowings...............................      539,174       539,174         594,750        594,750
   Notes payable..................................      100,000       100,000          15,000         15,000
   Accrued interest payable.......................       21,023        21,023          14,376         14,376
   Subordinated debentures........................      215,461       219,675         273,300        283,337
                                                     ==========     =========       =========      =========

Off-Balance Sheet Financial Instruments...........   $       --            --              --             --
                                                     ==========     =========       =========      =========

         The following methods and assumptions were used in estimating the fair value of financial instruments:

         Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.

         Investment securities: The fair value of trading and available-for-sale investment securities is the amount reported in the consolidated balance sheets. The fair value of held-to-maturity investment securities is based on quoted market prices where available. If quoted market prices were not available, the fair value was based on quoted market prices of comparable instruments.

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

         Derivative instruments and bank-owned life insurance: The fair value of derivative instruments, including cash flow hedges, fair value hedges, interest rate floor and cap agreements, and interest rate lock commitments, and bank-owned life insurance is based on quoted market prices where available. If quoted market prices were not available, the fair value was based on quoted market prices of comparable instruments.

         Forward commitments to sell mortgage-backed securities: The fair value of forward commitments to sell mortgage-backed securities is based on quoted market prices. The fair value of these commitments has been reflected in the consolidated balance sheets in the carrying value of the loans held for sale portfolio.

         Deposits: The fair value of deposits generally payable on demand (i.e., noninterest-bearing and interest-bearing demand and savings accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value of demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for time deposits was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar deposits to a schedule of aggregated monthly maturities of time deposits.

         Other borrowings, notes payable and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.

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

(17)     EMPLOYEE BENEFITS

         First Banks' 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by First Banks' Board of Directors. Employee contributions were limited to $14,000 of gross compensation for 2005. Total employer contributions under the plan were $2.4 million, $2.1 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The plan assets are held and managed under a trust agreement with First Bank's trust department.

(18)     PREFERRED STOCK

         First Banks has two classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The redemption of any issue of preferred stock requires the prior approval of the Board of Governors of the Federal Reserve System (Federal Reserve).

         The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annual dividend rates for the Class A and Class B preferred stock were 6.0% and 7.0%, respectively, for the years ended December 31, 2005, 2004 and 2003.

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

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $29.6 million, $26.6 million and $26.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. First Services, L.P. leases information technology and other equipment from First Bank. During 2005, 2004 and 2003, First Services, L.P. paid First Bank $4.3 million, $4.3 million and $4.2 million, respectively, in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $2.6 million, $3.3 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC D/B/A First Banc Insurors (First Title), a limited liability company established and administered by First Banks' Chairman and members of his immediate family, received approximately $379,000, $514,000 and $492,000 for the years ended December 31, 2005, 2004 and 2003, respectively, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which these commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $335,000, $297,000 and $255,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $37.9 million and $31.0 million at December 31, 2005 and 2004, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         First Banks pays compensation to its Chairman and certain members of his immediate family. Mr. Steven F. Schepman, the son-in-law of First Banks' Chairman, and Director of First Banks since July 2004 and Senior Vice President and Chief Financial Officer of First Banks since August 2005, received salary and bonus compensation of $195,000 and $182,100 for the years ended December 31, 2005 and 2004, respectively. Mr. Michael J. Dierberg, the son of First Banks'
Chairman, and Director and General Counsel of First Banks until July 2004, received salary and bonus compensation of $62,300 for the year ended December 31, 2004.

         On August 30, 2004, First Bank granted to FCA, a corporation owned by First Banks' Chairman and members of his immediate family, a written option to purchase 735 Membership Interests of SBLS LLC, a wholly owned limited liability company of First Bank, at a price of $10,000 per Membership Interest, or $7.4 million in aggregate. The option could have been exercised by FCA at any time prior to its expiration, which was extended to June 30, 2005. On June 30, 2005, FCA exercised this option and paid First Bank $7.4 million in cash. Consequently, SBLS LLC became 51.0% owned by First Bank and 49.0% owned by FCA as of June 30, 2005.

         On June 30, 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., physical transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provides a warehouse line of credit for loan funding purposes. The Agreement provides for a maximum credit line of $50.0 million and has an initial term of three years with a maturity date of June 30, 2008. At the end of the first year, First Bank, at its option, may extend the existing maturity date by one additional year, subject to certain conditions. Interest is payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance of advances outstanding under this line of credit was $31.4 million at December 31, 2005. Interest expense recorded under the Agreement by SBLS LLC since its inception on June 30, 2005 was $1.9 million. However, the balance of the advances under the Agreement and the related interest expense recognized by SBLS LLC are fully eliminated for purposes of the Consolidated Financial Statements.

         On August 5, 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provides for WWT to provide information technology services associated with the deployment of personal computers to First Bank employees in an effort to further modernize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services with fees not to exceed $500,000 for the year ended December 31, 2005. As of December 31, 2005, First Bank had made payments of $471,000 under the contract.

         During 2005, First Bank contributed $2.5 million and $1.5 million to The Dierberg Foundation and the Dierberg Operating Foundation, Inc., respectively, charitable foundations created by First Banks' Chairman and members of his immediate family. There were no charitable contributions to these organizations during 2004. During 2003, First Banks contributed 231,779 shares of Allegiant common stock with a fair value of $5.1 million to The Dierberg Foundation. In conjunction with this transaction, First Banks recorded charitable contribution expense of $5.1 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $2.3 million, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $2.5 million associated with this transaction. The contribution of the common stock eliminated First Banks' investment in Allegiant.

         First Banks periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that were created by First Banks' Chairman and members of his immediate family. First Banks utilizes these products primarily for customer and employee events and promotions, and business development functions. During the years ended December 31, 2005, 2004 and 2003, First Banks purchased products of approximately $320,000, $189,000 and $150,000, in aggregate, respectively, from these entities.

(20)     BUSINESS SEGMENT RESULTS

         First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, including Chicago, southern and northern California, and Houston and Dallas, Texas. The products and services are offered to customers primarily within First Banks' respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and predominant practices within the banking industry. Such principles and practices are summarized in Note 1 to the Consolidated Financial Statements. The business segment results are summarized as follows:

                                                                           Corporate, Other
                                                                           and Intercompany
                                                First Bank                 Reclassifications (1)           Consolidated Totals
                                    --------------------------------  ----------------------------  -------------------------------
                                       2005       2004       2003       2005      2004      2003       2005      2004       2003
                                       ----       ----       ----       ----      ----      ----       ----      ----       ----
                                                                    (dollars expressed in thousands)
Balance sheet information:

Investment securities.............. $1,324,219  1,803,454  1,042,809    16,564     9,895     6,905  1,340,783  1,813,349  1,049,714
Loans, net of unearned discount....  7,020,771  6,137,968  5,328,075        --        --        --  7,020,771  6,137,968  5,328,075
Goodwill...........................    167,056    156,849    145,548        --        --        --    167,056    156,849    145,548
Total assets.......................  9,148,931  8,720,331  7,097,635    21,402    12,510     9,305  9,170,333  8,732,841  7,106,940
Deposits...........................  7,601,162  7,161,636  5,977,042   (59,331)   (9,666)  (15,427) 7,541,831  7,151,970  5,961,615
Notes payable......................         --         --         --   100,000    15,000    17,000    100,000     15,000     17,000
Subordinated debentures............         --         --         --   215,461   273,300   209,320    215,461    273,300    209,320
Stockholders' equity...............    931,192    877,473    766,397  (252,254) (276,580) (216,582)   678,938    600,893    549,815
                                    ==========  =========  =========  ========  ========  ========  =========  =========  =========

Income statement information:

Interest income.................... $  493,182    394,196    390,340       758       586       813    493,940    394,782    391,153
Interest expense...................    145,608     79,260     85,524    22,651    15,507    18,502    168,259     94,767    104,026
                                    ----------  ---------  ---------  --------  --------  --------  ---------  ---------  ---------
     Net interest income...........    347,574    314,936    304,816   (21,893)  (14,921)  (17,689)   325,681    300,015    287,127
Provision for loan losses..........     (4,000)    25,750     49,000        --        --        --     (4,000)    25,750     49,000
                                    ----------  ---------  ---------  --------  --------  --------  ---------  ---------  ---------
     Net interest income after
       provision for loan losses...    351,574    289,186    255,816   (21,893)  (14,921)  (17,689)   329,681    274,265    238,127
Noninterest income.................     95,529     84,077     79,813      (786)     (591)    7,895     94,743     83,486     87,708
Noninterest expense................    273,142    226,183    216,373     3,154     3,322    10,696    276,296    229,505    227,069
                                    ----------  ---------  ---------  --------  --------  --------  ---------  ---------  ---------
     Income before provision for
       income taxes and minority
       interest in loss of
       subsidiary..................    173,961    147,080    119,256   (25,833)  (18,834)  (20,490)   148,128    128,246     98,766
Provision for income taxes.........     61,517     54,682     44,871    (9,008)   (9,344)   (8,916)    52,509     45,338     35,955
                                    ----------  ---------  ---------  --------  --------  --------  ---------  ---------  ---------
     Income before minority
       interest in loss of
       subsidiary..................    112,444     92,398     74,385   (16,825)   (9,490)  (11,574)    95,619     82,908     62,811
Minority interest in loss
     of subsidiary.................     (1,287)        --         --        --        --        --     (1,287)        --         --
                                    ----------  ---------  ---------  --------  --------  --------  ---------  ---------  ---------
     Net income.................... $  113,731     92,398     74,385   (16,825)   (9,490)  (11,574)    96,906     82,908     62,811
                                    ==========  =========  =========  ========  ========  ========  =========  =========  =========
---------------
(1)  Corporate and other includes $13.4 million, $9.8 million and $11.6 million of interest expense on subordinated debentures, after applicable income tax benefit of $7.2 million, $5.3 million and $6.3 million for the years ended  December 31, 2005,
     2004 and 2003, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005 and 2004, First Banks and First Bank were each well capitalized. As of December 31, 2005, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

         At December 31, 2005 and 2004, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                                                                To be Well
                                                       Actual                                Capitalized Under
                                                 ------------------       For Capital        Prompt Corrective
                                                  2005        2004     Adequacy Purposes     Action Provisions
                                                  ----        ----     -----------------     -----------------

Total capital (to risk-weighted assets):
     First Banks.............................    10.14%       10.61%          8.0%                 10.0%
     First Bank..............................    10.66        10.73           8.0                  10.0

Tier 1 capital (to risk-weighted assets):
     First Banks.............................     8.88         8.43           4.0                   6.0
     First Bank..............................     9.41         9.47           4.0                   6.0

Tier 1 capital (to average assets):
     First Banks.............................     8.13         7.89           3.0                   5.0
     First Bank..............................     8.61         8.86           3.0                   5.0

         On March 1, 2005,  the Board adopted a final rule,  Risk-Based  Capital
Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Federal Reserve's final rules that will be effective in March 2009 would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 8.47% and 7.74%, respectively, as of December 31, 2005. In October 2005, the Federal Reserve, in conjunction with various other regulatory agencies, announced plans to consider various proposed revisions to U.S. risk-based capital standards that would enhance risk sensitivity of the existing framework. The comment period ended in January 2006. First Banks is awaiting further guidance from the Board pending the outcome of the newly proposed revisions, and is continuing to evaluate the proposed changes and their overall impact on the Company's financial condition and results of operations.

(22)     DISTRIBUTION OF EARNINGS OF FIRST BANK

         First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $81.5 million at December 31, 2005, unless prior permission of the regulatory authorities is obtained.

(23)     PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Banks, Inc. as of December 31, 2005 and 2004, and condensed statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003:


                                  CONDENSED BALANCE SHEETS

                                                                                 December 31,
                                                                              -----------------
                                                                              2005         2004
                                                                              ----         ----
                                                                       (dollars expressed in thousands)
                             Assets
                             ------

Cash deposited in First Bank...........................................    $   59,036       8,359
Cash deposited in unaffiliated financial institutions..................         1,789          --
                                                                           ----------     -------
     Total cash........................................................        60,825       8,359
Investment securities..................................................        16,564       9,895
Investment in subsidiaries.............................................       931,690     879,316
Other assets...........................................................         3,425       2,665
                                                                           ----------     -------
     Total assets......................................................    $1,012,504     900,235
                                                                           ==========     =======

              Liabilities and Stockholders' Equity
              ------------------------------------

Notes payable..........................................................    $  100,000      15,000
Subordinated debentures................................................       215,461     273,300
Accrued expenses and other liabilities.................................        18,105      11,042
                                                                           ----------     -------
     Total liabilities.................................................       333,566     299,342
Stockholders' equity...................................................       678,938     600,893
                                                                           ----------     -------
     Total liabilities and stockholders' equity........................    $1,012,504     900,235
                                                                           ==========     =======

                             CONDENSED STATEMENTS OF INCOME


                                                                           Years Ended December 31,
                                                                       ---------------------------------
                                                                         2005         2004        2003
                                                                         ----         ----        ----
                                                                       (dollars expressed in thousands)

Income:
   Dividends from subsidiaries.....................................    $ 94,050      40,000       67,000
   Management fees from subsidiaries...............................      31,975      27,853       23,992
   Gain on sale of available-for-sale investment securities........          --          --        8,218
   Other...........................................................       1,049         710        1,301
                                                                       --------      ------      -------
      Total income.................................................     127,074      68,563      100,511
                                                                       --------      ------      -------
Expense:
   Interest........................................................      22,860      15,597       18,664
   Salaries and employee benefits..................................      23,238      20,699       19,366
   Legal, examination and professional fees........................       3,959       2,943        3,903
   Charitable contributions........................................         100          43        5,134
   Other...........................................................       8,687       8,114        6,852
                                                                       --------      ------      -------
      Total expense................................................      58,844      47,396       53,919
                                                                       --------      ------      -------
      Income before benefit for income taxes and equity
        in undistributed earnings of subsidiaries..................      68,230      21,167       46,592
Benefit for income taxes...........................................      (9,004)     (9,344)      (8,891)
                                                                       --------      ------      -------
      Income before equity in undistributed earnings
        of subsidiaries............................................      77,234      30,511       55,483
Equity in undistributed earnings of subsidiaries...................      19,672      52,397        7,328
                                                                       --------      ------      -------
      Net income...................................................    $ 96,906      82,908       62,811
                                                                       ========      ======      =======

                            CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                       ----------------------------------
                                                                          2005         2004        2003
                                                                          ----         ----        ----
                                                                        (dollars expressed in thousands)

Cash flows from operating activities:
  Net income......................................................     $  96,906      82,908       62,811
  Adjustments to reconcile net income to net cash provided by operating activities:
       Net income of subsidiaries.................................      (113,722)    (92,397)     (74,328)
       Dividends from subsidiaries................................        94,050      40,000       67,000
       Other, net.................................................         4,882      (3,262)         292
                                                                       ---------     -------     --------
         Net cash provided by operating activities................        82,116      27,249       55,775
                                                                       ---------     -------     --------

Cash flows from investing activities:
  Increase in investment securities...............................        (5,304)       (915)          --
  Investment in common securities of affiliated business
     and statutory trusts.........................................            --      (1,857)      (2,197)
  Payments from redemption of investment in common securities
     of affiliated business and statutory trusts..................         1,778          --        4,090
  Acquisitions of subsidiaries....................................       (52,400)    (76,067)          --
  Capital (contributions) reductions (to) from subsidiaries.......            --     (15,000)      10,000
  Other, net......................................................         1,340         (39)          --
                                                                       ---------     -------     --------
         Net cash (used in) provided by investing activities......       (54,586)    (93,878)      11,893
                                                                       ---------     -------     --------

Cash flows from financing activities:
  Advances drawn on notes payable.................................       100,000      15,000       34,500
  Repayments of notes payable.....................................       (15,000)    (17,000)     (24,500)
  Proceeds from issuance of subordinated debentures...............            --      61,857       70,907
  Repayments of subordinated debentures...........................       (59,278)         --     (136,341)
  Payment of preferred stock dividends............................          (786)       (786)        (786)
                                                                       ---------     -------     --------
         Net cash provided by (used in) financing activities......        24,936      59,071      (56,220)
                                                                       ---------     -------     --------
         Net increase (decrease)in cash...........................        52,466      (7,558)      11,448
Cash, beginning of year...........................................         8,359      15,917        4,469
                                                                       ---------     -------     --------
Cash, end of year.................................................     $  60,825       8,359       15,917
                                                                       =========     =======     ========

Noncash investing activities:
  Cash paid for interest..........................................     $  18,690      13,527       16,489
                                                                       =========     =======     ========

(24)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At December 31, 2005, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         On June 30, 2004, First Bank recorded a liability of $2.0 million for recourse obligations related to the completion of the sale of a significant portion of the leases in its commercial leasing portfolio. For value received, First Bank, as seller, indemnified the buyer of certain leases from any liability or loss resulting from defaults subsequent to the sale. First Bank's indemnification for the recourse obligations is limited to a specified percentage, ranging from 15% to 25%, of the aggregate lease purchase price of specific pools of leases sold. As of December 31, 2005 and 2004, this liability was $500,000 and $1.6 million, respectively, reflecting a change in the estimated probable loss based upon the payments received from the borrowers of the specific pools of leases sold and the performance of the portfolio.

         On August 31, 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of SBLS, as further discussed in Note 2 to the Consolidated Financial Statements. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provides for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. SBLS LLC was not required to make any payments to the seller as of September 30, 2005, the first measurement date under the terms of the Asset Purchase Agreement. As of December 31, 2005 and 2004, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC will be required to make future payments under the Asset Purchase Agreement is not ascertainable at the present time.

         In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

(25)     SUBSEQUENT EVENTS (UNAUDITED)

         On January 3, 2006, First Banks completed its acquisition of a majority of the outstanding common stock of FNBS, Sachse, Texas, for approximately $20.8 million in cash. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds. At the time of the acquisition, FNBS had assets of $76.2 million, loans, net of unearned discount, of $49.3 million, deposits of $66.2 million and stockholders' equity of $9.9 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $9.0 million, and the core deposit intangibles, which are not deductible for tax purposes and will be amortized over five years utilizing the straight-line method, were approximately $3.6 million. FNBS was merged with and into First Bank.

         On January 18, 2006, First Banks executed a Stock Purchase Agreement providing for the acquisition of First Independent National Bank (First
Independent) for approximately $19.2 million in cash. First Independent is headquartered in Plano, Texas and operates two banking offices in Plano, Texas, located in Collin County. In addition, First Independent is in the process of opening a de novo branch banking office located in the Preston Forest Shopping Center in Dallas County. The transaction, which is subject to regulatory approvals, is expected to be completed during the second quarter of 2006. At December 31, 2005, First Independent had assets of approximately $75.4 million, loans, net of unearned discount, of approximately $61.1 million, deposits of approximately $66.1 million and stockholders' equity of approximately $8.0 million.

         On January 20, 2006, First Bank completed its acquisition of the East Renner Branch. At the time of the acquisition, the East Renner Branch had assets of approximately $667,000, including loans, net of unearned discount, of approximately $144,000, and deposits of approximately $1.1 million.

         First Banks transferred approximately $59.7 million of nonperforming loans to its held for sale portfolio on December 31, 2005 and actively marketed the loans for sale through an independent third party. On January 30, 2006, First Banks received a payoff on one of these nonaccrual loans held for sale that had a carrying value of $12.4 million at December 31, 2005. This credit relationship was acquired with the acquisition of CIB Bank. In conjunction with this loan payoff, First Banks recognized a loan recovery of $5.0 million and interest income and late fees of $2.0 million. In March 2006, First Banks completed the sale of a majority of the remaining nonaccrual loans that had a carrying value of approximately $32.5 million in aggregate, at December 31,

2005. First Bank recorded a gain, before applicable income taxes, of approximately $1.7 million on the sale of these loans. First Bank continues to actively market the remaining nonaccrual loans that had a carrying value of approximately $14.9 million at December 31, 2005.

         On January 31, 2006, First Bank executed a Stock Purchase Agreement providing for the acquisition of KIF, Inc. (KIF), an Iowa corporation, and its wholly owned subsidiaries, Universal Premium Acceptance Corporation, a Missouri corporation, and UPAC of California, Inc., a California corporation, (collectively, UPAC) for approximately $52.8 million in cash. In conjunction with the acquisition of UPAC, First Banks will repay in full the outstanding balance of the subordinated notes of UPAC, which was approximately $114.2 million at December 31, 2005. UPAC is an insurance premium finance company headquartered in the Kansas City suburb of Lenexa, Kansas and operates in 49 states, including offices in St. Louis, Chicago, Los Angeles, Dallas, Boston, Cleveland, Fort Lauderdale, Minneapolis, New York City, Philadelphia and Portland. The transaction, which is subject to certain state approvals, is expected to be completed during the second quarter of 2006. At December 31, 2005, UPAC had assets of approximately $146.6 million, loans of approximately $144.2 million and stockholders' equity of approximately $17.3 million.

         On February 14, 2006, First Bank terminated its two $50.0 million term repurchase agreements with maturity dates of June 14, 2007, and recognized a $1.6 million loss on the related sale of the underlying securities associated with the term repurchase agreements.

         On February 16, 2006, First Banks terminated its single remaining $25.0 million notional fair value interest rate swap agreement. The underlying hedged liabilities were a portion of First Banks' subordinated debentures. In conjunction with this transaction, First Banks recorded the resulting $1.7 million basis adjustment of the underlying hedged liabilities and the remaining balance of the basis adjustments associated with the fair value interest rate swap agreements that were terminated effective May 27, 2005, totaling $834,000, in its consolidated statements of income. The recognition of the net basis adjustments on all of the terminated fair value interest rate swap agreements resulted in a pre-tax loss of $849,000.

         On March 1, 2006, First Bank Statutory Trust IV (FBST IV), a newly formed Delaware statutory trust, issued 40,000 shares of variable rate trust preferred securities at $1,000 per share in a private placement, and issued 1,238 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST IV. The gross proceeds of the offering were used by FBST IV to purchase $41.2 million of variable rate subordinated debentures from First Banks, maturing on March 15, 2036. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than March 15, 2011, if certain conditions are met. The subordinated debentures are the sole asset of FBST IV. In connection with the issuance of the FBST IV preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST IV under the FBST IV preferred securities. Proceeds from the issuance of the subordinated debentures to FBST IV, net of offering expenses, were $41.2 million. The distribution rate on the FBST IV securities is equivalent to the three-month LIBOR plus 142.0 basis points, and is payable quarterly in arrears beginning June 15, 2006.

         On March 7,  2006,  First  Bank  executed  a  Purchase  and  Assumption
Agreement  providing  for the sale of the  Pittsfield  banking  office  in Mount
Sterling, Illinois to Beardstown following the completion of First Banks' acquisition of Bancorp, as further described in Note 2 to the Consolidated Financial Statements. The transaction, which is subject to regulatory approvals, is expected to be completed during the second quarter of 2006.



                                                  FIRST BANKS, INC.
                                   QUARTERLY CONDENSED FINANCIAL DATA -- UNAUDITED

----------------------------------------------------------------------------------------------------------------------

                                                                                 2005 Quarter Ended
                                                                ----------------------------------------------------
                                                                 March 31     June 30    September 30   December 31
                                                                 --------     -------    ------------   -----------
                                                              (dollars expressed in thousands, except per share data)

  Interest income............................................   $ 112,228      117,188      127,801       136,723
  Interest expense...........................................      34,149       39,367       45,155        49,588
                                                                ---------     --------     --------      --------
     Net interest income.....................................      78,079       77,821       82,646        87,135
  Provision for loan losses..................................          --       (8,000)          --         4,000
                                                                ---------     --------     --------      --------
     Net interest income after provision for loan losses.....      78,079       85,821       82,646        83,135
  Noninterest income.........................................      21,101       25,803       24,535        23,304
  Noninterest expense........................................      63,755       69,773       67,439        75,329
                                                                ---------     --------     --------      --------
     Income before provision for income taxes and minority
       interest in loss of subsidiary........................      35,425       41,851       39,742        31,110
  Provision for income taxes.................................      13,298       15,005       13,265        10,941
                                                                ---------     --------     --------      --------
     Income before minority interest in loss of subsidiary...      22,127       26,846       26,477        20,169
  Minority interest in loss of subsidiary....................          --           --       (1,036)         (251)
                                                                ---------     --------     --------      --------
     Net income..............................................   $  22,127       26,846       27,513        20,420
                                                                =========     ========     ========      ========

  Earnings per common share:
     Basic...................................................   $  926.87     1,129.05     1,154.52        851.91
                                                                =========     ========     ========      ========

     Diluted.................................................   $  915.04     1,110.42     1,139.46        846.12
                                                                =========     ========     ========      ========


                                                                                 2004 Quarter Ended
                                                                ----------------------------------------------------
                                                                 March 31     June 30    September 30   December 31
                                                                 --------     -------    ------------   -----------
                                                              (dollars expressed in thousands, except per share data)

  Interest income............................................   $  96,127       96,585       99,461       102,609
  Interest expense...........................................      21,474       20,979       23,853        28,461
                                                                ---------     --------     --------      --------
     Net interest income.....................................      74,653       75,606       75,608        74,148
  Provision for loan losses..................................      12,750        3,000        7,500         2,500
                                                                ---------     --------     --------      --------
     Net interest income after provision for loan losses.....      61,903       72,606       68,108        71,648
  Noninterest income.........................................      20,559       20,104       21,982        20,841
  Noninterest expense........................................      52,602       55,405       58,391        63,107
                                                                ---------     --------     --------      --------
     Income before provision for income taxes................      29,860       37,305       31,699        29,382
  Provision for income taxes.................................      11,591       11,302       11,951        10,494
                                                                ---------     --------     --------      --------
     Net income..............................................   $  18,269       26,003       19,748        18,888
                                                                =========     ========     ========      ========

  Earnings per common share:
     Basic...................................................   $  763.81     1,093.42       826.33        787.25
                                                                =========     ========     ========      ========

     Diluted.................................................   $  753.93     1,074.06       815.20        780.71
                                                                =========     ========     ========      ========


                                FIRST BANKS, INC.

                              INVESTOR INFORMATION
--------------------------------------------------------------------------------

FIRST BANKS, INC. PREFERRED SECURITIES
--------------------------------------

         The preferred securities of First Preferred Capital Trust III are traded on the Nasdaq National Market System with the ticker symbol "FBNKM." The preferred securities of First Preferred Capital Trust III are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2005 and 2004 are summarized as follows:

                   FIRST PREFERRED CAPITAL TRUST III (ISSUE DATE - NOVEMBER 2001) - FBNKM

                                                                   2005                  2004
                                                            ------------------    -----------------   Dividend
                                                              High      Low       High       Low      Declared
                                                              ----      ---       ----       ---     ----------
         First quarter...................................   $ 27.50    26.25      27.95     27.00    $ 0.562500
         Second quarter..................................     27.05    26.00      27.00     25.55      0.562500
         Third quarter...................................     27.09    25.75      29.10     26.04      0.562500
         Fourth quarter..................................     26.40    25.75      27.55     26.55      0.562500
                                                                                                     ----------
                                                                                                     $ 2.250000
                                                                                                     ==========

         The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol "FBSPrA." The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of DTC. The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2005 and 2004 are summarized as follows:


                    FIRST PREFERRED CAPITAL TRUST IV (ISSUE DATE - APRIL 2003) - FBSPrA

                                                                   2005                 2004
                                                            ------------------    ----------------    Dividend
                                                              High      Low       High       Low      Declared
                                                              ----      ---       ----       ---     ----------
         First quarter...................................   $ 27.80    26.00      28.60     27.35    $ 0.509375
         Second quarter..................................     27.55    25.75      28.00     25.70      0.509375
         Third quarter...................................     27.40    26.28      28.00     25.80      0.509375
         Fourth quarter..................................     27.61    25.97      28.00     26.81      0.509375
                                                                                                     ----------
                                                                                                     $ 2.037500
                                                                                                     ==========


           FOR INFORMATION CONCERNING FIRST BANKS, PLEASE CONTACT:

           Allen H. Blake                          Terrance M. McCarthy                     Steven F. Schepman
           President and                           Senior Executive Vice President          Senior Vice President
              Chief Executive Officer                 and Chief Operating Officer              and Chief Financial Officer
           600 James S. McDonnell Blvd.            600 James S. McDonnell Blvd.             600 James S. McDonnell Blvd.
           Mail Code - M1-199-014                  Mail Code - M1-199-071                   Mail Code - M1-199-014
           Hazelwood, Missouri 63042               Hazelwood, Missouri 63042                Hazelwood, Missouri 63042
           Telephone - (314) 592-5000              Telephone - (314) 592-5000               Telephone - (314) 592-5000
           www.firstbanks.com                      www.firstbanks.com                       www.firstbanks.com
           ------------------                      ------------------                       ------------------


          TRANSFER AGENTS:
                                    FBNKM                                                 FBSPrA
                                    -----                                                 ------

                     U.S. Bank Corporate Trust Services                       Computershare Investor Services, LLC
                     One Federal Street, Third Floor                          2 North LaSalle Street
                     Boston, Massachusetts 02110                              Chicago, Illinois 60602
                     Telephone - (800) 934-6802                               Telephone - (312) 588-4990
                     www.usbank.com                                           www.computershare.com
                     --------------                                           ---------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST BANKS, INC.


                                       By: /s/ Allen H. Blake
                                           -------------------------------------
                                               Allen H. Blake
                                               President and Chief Executive
                                               Officer
                                               (Principal Executive Officer)


                                       By: /s/ Steven F. Schepman
                                           -------------------------------------
                                               Steven F. Schepman
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

Date:    March 27, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signatures                         Title                   Date
--------------------------------------------------------------------------------

/s/ James F. Dierberg                        Director             March 27, 2006
-------------------------------------
    James F. Dierberg

/s/ Allen H. Blake                           Director             March 27, 2006
-------------------------------------
    Allen H. Blake

/s/ Terrance M. McCarthy                     Director             March 27, 2006
-------------------------------------
    Terrance M. McCarthy

/s/ Steven F. Schepman                       Director             March 27, 2006
-------------------------------------
    Steven F. Schepman

/s/ Gordon A. Gundaker                       Director             March 27, 2006
-------------------------------------
    Gordon A. Gundaker

/s/ David L. Steward                         Director             March 27, 2006
-------------------------------------
    David L. Steward

/s/ Douglas H. Yaeger                        Director             March 27, 2006
-------------------------------------
    Douglas H. Yaeger

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

            4.1 Agreement as to Expenses and Liabilities between First Banks, Inc. and First Preferred Capital Trust III, dated November 15, 2001 (relating to First Preferred Capital Trust III ("First Preferred III")) (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

            4.2 Agreement as to Expenses and Liabilities between First Banks, Inc. and First Preferred Capital Trust IV, dated April 1, 2003 (relating to First Preferred Capital Trust IV ("First Preferred IV")) (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

            4.3 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit
                     4.7 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

            4.4 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and Fifth Third Bank, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

            4.5 Indenture between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated November 15, 2001 (relating to First
                     Preferred III) (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

            4.6 Indenture between First Banks, Inc. and Fifth Third Bank, as Trustee, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit
                     10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

            4.7 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, State Street Bank and Trust Company of Connecticut, National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit 4.5 to the
                     Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

            4.8 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, Fifth Third Bank, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to
                     Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

            4.9 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

            4.10 Guarantee Agreement for First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

            4.11 Amended and Restated Declaration of Trust of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

            4.12 Floating Rate Junior Subordinated Debt Security Certificate of First Banks, Inc., dated April 10, 2002 (incorporated herein by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

            4.13 Capital Security Certificate of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

            4.14 Indenture between First Banks, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

            4.15 Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, dated as of March 20, 2003 (incorporated herein by reference to
                     Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

            4.16 Guarantee Agreement by and between First Banks, Inc. and U.S. Bank National Association, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

            4.17 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust and SunTrust Capital Markets, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.9 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

            4.18 Junior Subordinated Debenture of First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to
                     Exhibit 10.10 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

            4.19 Capital Securities Subscription Agreement by and among First Bank Statutory Trust, First Banks, Inc. and STI Investment Management, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

            4.20 Common Securities Subscription Agreement by and between First Bank Statutory Trust and First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to
                     Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

            4.21 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust, dated as of March 20, 2003 (incorporated herein by reference to Exhibit
                     10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24,
                     2003).

            4.22 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.23 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.24 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.25 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust II and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of September 10, 2004 (incorporated herein by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.26 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.27 Capital Securities Subscription Agreement by and among First Bank Statutory Trust II, First Banks, Inc. and First Tennessee Bank National Association, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.28 Capital Securities Subscription Agreement by and between First Bank Statutory Trust II, First Banks, Inc. and Preferred Term Securities XV, Ltd., dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.29 Capital Securities Certificate P-1 of First Bank Statutory Trust II, dated September 20, 2004 (incorporated herein by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.30 Capital Securities Certificate P-2 of First Bank Statutory Trust II, dated September 20, 2004 (incorporated herein by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.31 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.32 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, and the Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.33 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.34 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust III and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of November 22, 2004 (incorporated herein by reference to Exhibit 4.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.35 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.36 Capital Securities Subscription Agreement by and among First Bank Statutory Trust III, First Banks, Inc. and First Tennessee Bank National Association, dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            4.37 Capital Securities Certificate P-1 of First Bank Statutory Trust III, dated November 23, 2004 (incorporated herein by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

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

            10.2 AFS Customer Agreement by and between First Banks, Inc. and Advanced Financial Solutions, Inc., dated January 29, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

            10.3 Management Services Agreement by and between First Banks, Inc. and First Bank, dated February 28, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

            10.4 Service Agreement by and between First Services, L.P. and First Banks, Inc., dated May 1, 2004 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

            10.5 Service Agreement by and between First Services, L.P. and First Bank, dated May 1, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

            10.6 Service Agreement by and between First Banks, Inc. and First Services, L.P., dated May 1, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

            10.7* First Banks, Inc. Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            10.8* First Banks, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            10.9* First Amendment to First Banks, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

            10.10 Amended and Restated Secured Credit Agreement ($100.0 million Term Loan Facility, $15.0 million Revolving Credit Facility and $7.5 million Letter of Credit Facility), dated as of August 11, 2005, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

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


                                                                                           EXHIBIT 21.1

                                FIRST BANKS, INC.

                                  SUBSIDIARIES


The  following is a list of our subsidiaries and the jurisdiction of incorporation or organization:


                                                                           Jurisdiction of Incorporation
                                  Name of Subsidiary                              of Organization
                                  ------------------                              ---------------

 The San Francisco Company                                                            Delaware

         First Bank                                                                   Missouri

                  First Land Trustee Corp.                                            Missouri

                  First Bank Business Capital, Inc. (1)                               Missouri

                  Missouri Valley Partners, Inc.                                      Missouri

                  Bank of San Francisco Realty Investors, Inc.                       California

                  Small Business Loan Source LLC (2)                                   Nevada

                  Small Business Loan Source Funding Corporation                      Delaware

 ---------------
 (1) Formerly FB Commercial Finance, Inc.
 (2) First Bank owns 51% of Small Business Loan Source LLC.


                                                                    EXHIBIT 31.1

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


Date: March 27, 2006

                                   FIRST BANKS, INC.


                                   By: /s/ Allen H. Blake
                                       -----------------------------------------
                                           Allen H. Blake
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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


Date: March 27, 2006

                                   FIRST BANKS, INC.


                                   By: /s/ Steven F. Schepman
                                       -----------------------------------------
                                           Steven F. Schepman
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                                                    EXHIBIT 32.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350


         I,  Allen H.  Blake,  President  and Chief  Executive  Officer of First
Banks,  Inc.  (the  "Company"),   certify,   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2005 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date:  March 27, 2006

                                   By: /s/ Allen H. Blake
                                       -----------------------------------------
                                           Allen H. Blake
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                                                    EXHIBIT 32.2

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350


         I, Steven F. Schepman, Senior Vice President and Chief Financial Officer of First Banks, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2005 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date:  March 27, 2006

                                    By: /s/ Steven F. Schepman
                                        ----------------------------------------
                                            Steven F. Schepman
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)