Form 10-Q
period 2006-03-31
FIRST BANKS INC
filed 2006-05-12
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number: 0-20632

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


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                     Shares Outstanding
               Class                                  at April 30, 2006
               -----                                  -----------------

  Common Stock, $250.00 par value                          23,661




                                            FIRST BANKS, INC.

                                            TABLE OF CONTENTS




                                                                                                        Page
                                                                                                        ----

PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS...............................................................     1

           CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               AND COMPREHENSIVE INCOME..............................................................     3

           CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.............................................................    17

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    35

  ITEM 4.  CONTROLS AND PROCEDURES...................................................................    36

PART II.   OTHER INFORMATION

  ITEM 6.  EXHIBITS..................................................................................    37

SIGNATURES...........................................................................................    38




                                      PART I - FINANCIAL INFORMATION
                                      ITEM 1 - FINANCIAL STATEMENTS

                                             FIRST BANKS, INC.

                                       CONSOLIDATED BALANCE SHEETS
                    (dollars expressed in thousands, except share and per share data)

                                                                                          March 31,     December 31,
                                                                                            2006            2005
                                                                                            ----            ----
                                                                                         (unaudited)

                                                 ASSETS
                                                 ------

Cash and cash equivalents:
     Cash and due from banks...........................................................  $  192,156         212,667
     Short-term investments............................................................      54,562          73,985
                                                                                         ----------       ---------
          Total cash and cash equivalents..............................................     246,718         286,652
                                                                                         ----------       ---------

Investment securities:
     Trading...........................................................................      49,875           3,389
     Available for sale................................................................   1,381,879       1,311,289
     Held to maturity (fair value of $24,360 and $25,791, respectively)................      24,720          26,105
                                                                                         ----------       ---------
          Total investment securities..................................................   1,456,474       1,340,783
                                                                                         ----------       ---------

Loans:
     Commercial, financial and agricultural............................................   1,658,700       1,619,822
     Real estate construction and development..........................................   1,644,222       1,564,255
     Real estate mortgage..............................................................   3,596,256       3,469,788
     Consumer and installment..........................................................      62,078          64,724
     Loans held for sale...............................................................     223,545         315,134
                                                                                         ----------       ---------
          Total loans..................................................................   7,184,801       7,033,723
     Unearned discount.................................................................     (13,518)        (12,952)
     Allowance for loan losses.........................................................    (140,235)       (135,330)
                                                                                         ----------       ---------
          Net loans....................................................................   7,031,048       6,885,441
                                                                                         ----------       ---------

Bank premises and equipment, net of accumulated depreciation and amortization..........     145,819         144,941
Goodwill...............................................................................     181,955         167,056
Bank-owned life insurance..............................................................     112,984         111,442
Deferred income taxes..................................................................     117,042         128,938
Other assets...........................................................................     106,649         105,080
                                                                                         ----------       ---------
          Total assets.................................................................  $9,398,689       9,170,333
                                                                                         ==========       =========

                                               LIABILITIES
                                               -----------

Deposits:
     Noninterest-bearing demand........................................................  $1,257,849       1,299,350
     Interest-bearing demand...........................................................     955,133         981,837
     Savings...........................................................................   2,165,035       2,106,470
     Time deposits of $100 or more.....................................................   1,267,396       1,076,908
     Other time deposits...............................................................   2,248,080       2,077,266
                                                                                         ----------       ---------
          Total deposits...............................................................   7,893,493       7,541,831
Other borrowings.......................................................................     347,644         539,174
Notes payable..........................................................................      95,000         100,000
Subordinated debentures................................................................     257,601         215,461
Deferred income taxes..................................................................      27,595          27,104
Accrued expenses and other liabilities.................................................      66,031          61,762
Minority interest in subsidiary........................................................       5,905           6,063
                                                                                         ----------       ---------
          Total liabilities............................................................   8,693,269       8,491,395
                                                                                         ----------       ---------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding....          --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding........................      12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding...........................................         241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..............................................       5,915           5,915
Additional paid-in capital.............................................................       5,910           5,910
Retained earnings......................................................................     702,763         673,956
Accumulated other comprehensive loss...................................................     (22,231)        (19,906)
                                                                                         ----------       ---------
          Total stockholders' equity...................................................     705,420         678,938
                                                                                         ----------       ---------
          Total liabilities and stockholders' equity...................................  $9,398,689       9,170,333
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




                                             FIRST BANKS, INC.

                              CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                     (dollars expressed in thousands, except share and per share data)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          -------------------------
                                                                                             2006           2005
                                                                                             ----           ----

Interest income:
     Interest and fees on loans.....................................................      $ 131,334          94,170
     Investment securities..........................................................         14,777          17,549
     Short-term investments.........................................................          1,123             509
                                                                                          ---------       ---------
          Total interest income.....................................................        147,234         112,228
                                                                                          ---------       ---------
Interest expense:
     Deposits:
       Interest-bearing demand......................................................          1,828             888
       Savings......................................................................         11,183           5,744
       Time deposits of $100 or more................................................         11,556           5,354
       Other time deposits..........................................................         20,034          13,979
     Other borrowings...............................................................          4,695           3,300
     Notes payable..................................................................          1,420             138
     Subordinated debentures........................................................          5,652           4,746
                                                                                          ---------       ---------
          Total interest expense....................................................         56,368          34,149
                                                                                          ---------       ---------
          Net interest income.......................................................         90,866          78,079
Provision for loan losses...........................................................          1,000              --
                                                                                          ---------       ---------
          Net interest income after provision for loan losses.......................         89,866          78,079
                                                                                          ---------       ---------
Noninterest income:
     Service charges on deposit accounts and customer service fees..................         10,232           9,299
     Gain on loans sold and held for sale...........................................          6,821           4,516
     Net loss on investment securities..............................................         (2,771)             --
     Bank-owned life insurance investment income....................................          1,115           1,260
     Investment management income...................................................          2,301           2,026
     Other..........................................................................          7,799           4,114
                                                                                          ---------       ---------
          Total noninterest income..................................................         25,497          21,215
                                                                                          ---------       ---------
Noninterest expense:
     Salaries and employee benefits.................................................         39,494          32,930
     Occupancy, net of rental income................................................          6,235           5,239
     Furniture and equipment........................................................          3,963           4,024
     Postage, printing and supplies.................................................          1,426           1,628
     Information technology fees....................................................          9,061           8,150
     Legal, examination and professional fees.......................................          2,097           2,371
     Amortization of intangibles associated with the purchase of subsidiaries.......          1,517           1,209
     Communications.................................................................            554             509
     Advertising and business development...........................................          1,727           1,647
     Charitable contributions.......................................................          1,617             106
     Other..........................................................................          7,124           6,056
                                                                                          ---------       ---------
          Total noninterest expense.................................................         74,815          63,869
                                                                                          ---------       ---------
          Income before provision for income taxes and minority interest in
              loss of subsidiary....................................................         40,548          35,425
Provision for income taxes..........................................................         11,703          13,298
                                                                                          ---------       ---------
          Income before minority interest in loss of subsidiary.....................         28,845          22,127
Minority interest in loss of subsidiary.............................................           (158)             --
                                                                                          ---------       ---------
          Net income................................................................         29,003          22,127
Preferred stock dividends...........................................................            196             196
                                                                                          ---------       ---------
          Net income available to common stockholders...............................      $  28,807          21,931
                                                                                          =========       =========

Basic earnings per common share.....................................................      $1,217.49          926.87
                                                                                          =========       =========

Diluted earnings per common share...................................................      $1,202.46          915.04
                                                                                          =========       =========

Weighted average shares of common stock outstanding.................................         23,661          23,661
                                                                                          =========       =========

The accompanying notes are an integral part of the consolidated financial statements.



                                                     FIRST BANKS, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                   Three Months Ended March 31, 2006 and 2005 and Nine Months Ended December 31, 2005
                                (dollars expressed in thousands, except per share data)




                                                                                                          Accu-
                                                      Adjustable Rate                                    mulated
                                                      Preferred Stock                                     Other
                                                     -----------------                                   Compre-   Total
                                                     Class A                      Additional             hensive   Stock-
                                                     Conver-              Common   Paid-In   Retained    Income   holders'
                                                      tible    Class B    Stock    Capital   Earnings    (Loss)    Equity
                                                      -----    -------    -----    -------   --------    ------    ------

Consolidated balances, December 31, 2004...........  $12,822     241      5,915     5,910     577,836    (1,831)  600,893
                                                                                                                  -------
Three months ended March 31, 2005:
   Comprehensive income:
     Net income....................................       --      --         --        --      22,127        --    22,127
     Other comprehensive loss, net of tax:
       Unrealized losses on investment securities..       --      --         --        --          --   (14,189)  (14,189)
       Derivative instruments:
         Current period transactions...............       --      --         --        --          --    (3,427)   (3,427)
                                                                                                                  -------
   Total comprehensive income......................                                                                 4,511
   Class A preferred stock dividends,
     $0.30 per share...............................       --      --         --        --        (192)       --      (192)
   Class B preferred stock dividends,
     $0.03 per share...............................       --      --         --        --          (4)       --        (4)
                                                     -------     ---      -----     -----     -------   -------   -------
Consolidated balances, March 31, 2005..............   12,822     241      5,915     5,910     599,767   (19,447)  605,208
                                                                                                                  -------
Nine months ended December 31, 2005:
   Comprehensive income:
     Net income....................................       --      --         --        --      74,779        --    74,779
     Other comprehensive loss, net of tax:
       Unrealized losses on investment securities..       --      --         --        --          --    (1,470)   (1,470)
       Reclassification adjustment for losses
         included in net income....................       --      --         --        --          --     1,867     1,867
       Derivative instruments:
         Current period transactions...............       --      --         --        --          --      (856)     (856)
                                                                                                                  -------
   Total comprehensive income......................                                                                74,320
   Class A preferred stock dividends,
     $0.90 per share...............................       --      --         --        --        (577)       --      (577)
   Class B preferred stock dividends,
     $0.08 per share...............................       --      --         --        --         (13)       --       (13)
                                                     -------     ---      -----     -----     -------   -------   -------
Consolidated balances, December 31, 2005...........   12,822     241      5,915     5,910     673,956   (19,906)  678,938
                                                                                                                  -------
Three months ended March 31, 2006:
   Comprehensive income:
     Net income....................................       --      --         --        --      29,003        --    29,003
     Other comprehensive loss, net of tax:
       Unrealized losses on investment securities..       --      --         --        --          --    (3,560)   (3,560)
       Reclassification adjustment for losses
         included in net income....................       --      --         --        --          --     1,538     1,538
       Derivative instruments:
         Current period transactions...............       --      --         --        --          --      (303)     (303)
                                                                                                                  -------
   Total comprehensive income......................                                                                26,678
   Class A preferred stock dividends,
     $0.30 per share...............................       --      --         --        --        (192)       --      (192)
   Class B preferred stock dividends,
     $0.03 per share...............................       --      --         --        --          (4)       --        (4)
                                                     -------     ---      -----     -----     -------   -------   -------
Consolidated balances, March 31, 2006..............  $12,822     241      5,915     5,910     702,763   (22,231)  705,420
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


                                             FIRST BANKS, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                    (dollars expressed in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            -----------------------
                                                                                               2006         2005
                                                                                               ----         ----

Cash flows from operating activities:
     Net income.........................................................................    $  29,003        22,127
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment.....................        4,458         4,353
       Amortization, net of accretion...................................................        3,288         3,892
       Originations of loans held for sale..............................................     (137,837)     (267,654)
       Proceeds from sales of loans held for sale.......................................      220,255       255,427
       Provision for loan losses........................................................        1,000            --
       Provision for deferred income taxes..............................................        5,062        (5,646)
       Decrease in accrued interest receivable..........................................          574         2,059
       Increase (decrease) in accrued interest payable..................................        1,126          (302)
       Purchases of trading securities..................................................      (46,957)           --
       Gain on loans sold and held for sale.............................................       (6,821)       (4,516)
       Net loss on investment securities................................................        2,771            --
       Other operating activities, net..................................................       30,463        36,163
       Minority interest in loss of subsidiary..........................................         (158)           --
                                                                                            ---------      --------
          Net cash provided by operating activities.....................................      106,227        45,903
                                                                                            ---------      --------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received.........      (20,532)           --
     Proceeds from sales of investment securities available for sale....................      147,439            --
     Maturities of investment securities available for sale.............................      151,539       177,214
     Maturities of investment securities held to maturity...............................        1,497           580
     Purchases of investment securities available for sale..............................     (281,704)      (99,249)
     Purchases of investment securities held to maturity................................         (120)         (210)
     Net increase in loans..............................................................     (275,150)       (7,583)
     Recoveries of loans previously charged-off.........................................        6,774         6,083
     Purchases of bank premises and equipment...........................................       (4,197)       (3,188)
     Other investing activities, net....................................................         (833)        2,437
                                                                                            ---------      --------
          Net cash (used in) provided by investing activities...........................     (275,287)       76,084
                                                                                            ---------      --------

Cash flows from financing activities:
     Decrease in demand and savings deposits............................................      (58,267)      (49,509)
     Increase (decrease) in time deposits...............................................      342,881       (49,902)
     Decrease in Federal Home Loan Bank advances........................................      (24,500)       (6,000)
     Decrease in securities sold under agreements to repurchase.........................     (167,030)      (32,741)
     Repayments of notes payable........................................................       (5,000)      (11,000)
     Proceeds from issuance of subordinated debentures..................................       41,238            --
     Payment of preferred stock dividends...............................................         (196)         (196)
                                                                                            ---------      --------
          Net cash provided by (used in) financing activities...........................      129,126      (149,348)
                                                                                            ---------      --------
          Net decrease in cash and cash equivalents.....................................      (39,934)      (27,361)
Cash and cash equivalents, beginning of period..........................................      286,652       267,110
                                                                                            ---------      --------
Cash and cash equivalents, end of period................................................    $ 246,718       239,749
                                                                                            =========      ========

Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
       Interest on liabilities..........................................................    $  55,242        34,451
       Income taxes.....................................................................           36        (3,044)
                                                                                            =========      ========
     Noncash investing and financing activities:
       Loans transferred to other real estate...........................................    $   1,557           357
                                                                                            =========      ========

The accompanying notes are an integral part of the consolidated financial statements.


                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2005 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the minority interest in one subsidiary, as more fully described below, and in Note 6 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2005 amounts have been made to conform to the 2006 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries, First Bank Business Capital, Inc. (formerly FB Commercial Finance, Inc.), Missouri Valley Partners, Inc. (MVP), Adrian N. Baker & Company (Adrian Baker) and Small Business Loan Source LLC (SBLS LLC) which, except for SBLS LLC, which is 51.0% owned by First Bank and 49.0% owned by First Capital America, Inc. (FCA), as further discussed in Note 6 to the Consolidated Financial Statements, are wholly owned subsidiaries.


(2)      ACQUISITIONS AND INTEGRATION COSTS

         Completed Acquisitions

         On January 3, 2006, First Banks completed its acquisition of the majority of the outstanding common stock of First National Bank of Sachse (FNBS) and subsequently completed its acquisition of the remaining outstanding common stock of FNBS in January 2006 for $20.8 million in cash, in aggregate. FNBS was headquartered and operated one banking office in Sachse, Texas, located in the northeast Dallas metropolitan area. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds. At the time of the acquisition, FNBS had assets of $76.2 million, loans, net of unearned discount, of $49.3 million, deposits of $66.2 million and stockholders' equity of $9.9 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $9.0 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were approximately $3.6 million. FNBS was merged with and into First Bank.

         On January 20, 2006, First Bank completed its acquisition of the branch office of Dallas National Bank located at 4251 East Renner Road, in Richardson, Texas (Richardson Branch). At the time of the acquisition, the Richardson Branch had assets of $667,000, including loans, net of unearned discount, of $144,000, and deposits of $1.1 million.

         On March 31, 2006, First Bank completed its acquisition of Adrian Baker for $7.0 million in cash and certain payments contingent on the future earnings of Adrian Baker for each of the years in the three-year period following the closing date of the transaction. Adrian Baker is an insurance brokerage company based in Clayton, Missouri that provides a comprehensive range of employee benefits, commercial and personal insurance services on a nationwide basis. The acquisition served to diversify First Banks' products and services in the highly-specialized financial services industry. The transaction was funded through internally generated funds. At the time of acquisition, Adrian Baker had assets of $3.1 million and stockholders' equity of $1.1 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized.
Preliminary goodwill, which is not deductible for tax purposes, was approximately $5.9 million. Adrian Baker operates as a wholly owned subsidiary of First Bank.

         Pending Acquisitions

         On December 19, 2005, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of Pittsfield Community Bancorp, Inc. and its wholly owned banking subsidiary, Community Bank of Pittsfield (collectively, Community Bank). Community Bank was headquartered in Pittsfield, Illinois and operated two banking offices, one in Pittsfield, Illinois, and one in Mount Sterling, Illinois. As further described in Note 13 to the Consolidated Financial Statements, First Banks completed its acquisition of Community Bank on April 28, 2006. As previously announced on March 7, 2006, First Bank executed a Purchase and Assumption Agreement providing for the sale of the Community Bank banking office in Mount Sterling, Illinois to Beardstown Savings, s.b. This transaction is expected to be completed in June 2006.

         On January 18, 2006, First Banks executed a Stock Purchase Agreement providing for the acquisition of First Independent National Bank (First Independent). First Independent was headquartered in Plano, Texas and operated two banking offices in Plano, Texas, located in Collin County. In addition, First Independent was in the process of opening a de novo branch banking office located in the Preston Forest Shopping Center in Dallas County. As further described in Note 13 to the Consolidated Financial Statements, First Banks completed its acquisition of First Independent on May 1, 2006.

         On January 31, 2006, First Bank executed a Stock Purchase Agreement providing for the acquisition of KIF, Inc., an Iowa corporation, and its wholly owned subsidiaries, Universal Premium Acceptance Corporation, a Missouri corporation, and UPAC of California, Inc., a California corporation, (collectively, UPAC) for approximately $52.8 million in cash. In conjunction with the acquisition of UPAC, First Banks will repay in full the outstanding subordinated notes of KIF, Inc. and the outstanding senior notes of Universal Premium Acceptance Corporation, which were approximately $2.2 million and $116.7 million, respectively, at March 31, 2006. UPAC is an insurance premium finance company headquartered in the Kansas City suburb of Lenexa, Kansas and operates in 49 states. The transaction, which is subject to certain state approvals, is expected to be completed during the second quarter of 2006. At March 31, 2006, UPAC had assets of approximately $147.5 million, loans of approximately $144.7 million and stockholders' equity of approximately $17.9 million.

         Subsequent to March 31, 2006, First Banks entered into one agreement related to an acquisition transaction, as more fully described in Note 13 to the Consolidated Financial Statements.

         Acquisition and Integration Costs

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from five to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $481,000, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to six individuals with remaining terms ranging from approximately one to 11 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.


                                                                                   Information
                                                                    Severance    Technology Fees     Total
                                                                    ---------    ---------------     -----
                                                                         (dollars expressed in thousands)

         Balance at December 31, 2005.........................        $ 542            134             676
         Three Months Ended March 31, 2006:
           Amounts accrued at acquisition date................          306            379             685
           Payments...........................................         (367)          (513)           (880)
                                                                      -----           ----            ----
         Balance at March 31, 2006............................        $ 481             --             481
                                                                      =====           ====            ====


(3) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES AND BRANCH OFFICES

         Intangible assets associated with the purchase of subsidiaries and branch offices, net of amortization, were comprised of the following at March 31, 2006 and December 31, 2005:

                                                               March 31, 2006          December 31, 2005
                                                          -----------------------   -----------------------
                                                           Gross                     Gross
                                                          Carrying   Accumulated    Carrying   Accumulated
                                                           Amount    Amortization    Amount    Amortization
                                                           ------    ------------    ------    ------------
                                                                   (dollars expressed in thousands)

         Amortized intangible assets:
              Core deposit intangibles...............     $ 40,146     (13,192)       36,555     (11,710)
              Goodwill associated with
                purchases of branch offices..........        2,210      (1,181)        2,210      (1,146)
                                                          --------     -------       -------     -------
                  Total..............................     $ 42,356     (14,373)       38,765     (12,856)
                                                          ========     =======       =======     =======

         Unamortized intangible assets:
              Goodwill associated with the
                purchase of subsidiaries.............     $180,926                   165,992
                                                          ========                   =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $1.5 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and goodwill associated with branch office purchases, has been estimated in the following table, and does not take into consideration any pending or potential future acquisitions or branch office purchases.

                                                                           (dollars expressed in thousands)
         Year ending December 31:
            2006 remaining........................................................     $ 4,550
            2007..................................................................       6,067
            2008..................................................................       6,067
            2009..................................................................       4,164
            2010..................................................................       3,704
            2011..................................................................       2,616
            Thereafter............................................................         815
                                                                                       -------
                Total.............................................................     $27,983
                                                                                       =======

         Changes in the carrying amount of goodwill for the three months ended March 31, 2006 and 2005 were as follows:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      ----------------------
                                                                                        2006          2005
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

         Balance, beginning of period.............................................    $167,056      156,849
         Goodwill acquired during the period......................................      14,896           --
         Acquisition-related adjustments (1)......................................          38       (4,285)
         Amortization - purchases of branch offices...............................         (35)         (35)
                                                                                      --------      -------
         Balance, end of period...................................................    $181,955      152,529
                                                                                      ========      =======
         ------------------
         (1)  Acquisition-related  adjustments  of $4.3 million  recorded in the first quarter of 2005 pertain to
              the  acquisition  of  CIB  Bank.  Acquisition-related adjustments   included   additional  purchase
              accounting    adjustments    necessary   to  appropriately  adjust preliminary   goodwill  recorded
              at the time of  acquisition,  which was based upon  current  estimates  available at that time,  to reflect the receipt of additional valuation data.


(4)      SERVICING RIGHTS

         Mortgage Banking  Activities.  At March 31, 2006 and December 31, 2005,
First Banks serviced mortgage loans for others amounting to $1.04 billion and $1.01 billion, respectively. Changes in mortgage servicing rights, net of amortization, for the three months ended March 31, 2006 and 2005 were as follows:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      ----------------------
                                                                                        2006          2005
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

         Balance, beginning of period.............................................     $6,623        10,242
         Originated mortgage servicing rights (1).................................      1,458           213
         Amortization.............................................................     (1,047)       (1,274)
                                                                                       ------        ------
         Balance, end of period...................................................     $7,034         9,181
                                                                                       ======        ======
         ------------------
         (1)  In March 2006, First Banks capitalized mortgage servicing rights  of $1.2 million  associated  with the  securitization of $77.1 million  of certain  residential mortgage loans held in the  Company's loan portfolio, resulting in  the  recognition  of $1.2 million in loan servicing income related to the future servicing of the underlying loans.

         First Banks did not incur any impairment of mortgage servicing rights during the three months ended March 31, 2006 and 2005.

         Amortization of mortgage servicing rights at March 31, 2006 has been estimated in the following table:

                                                                                 (dollars expressed in thousands)

         Year ending December 31:
              2006 remaining..............................................................     $2,464
              2007........................................................................      2,152
              2008........................................................................      1,064
              2009........................................................................        553
              2010........................................................................        337
              2011........................................................................        207
              Thereafter..................................................................        257
                                                                                               ------
                  Total...................................................................     $7,034
                                                                                               ======

         Other Servicing Activities. At March 31, 2006 and December 31, 2005, First Banks serviced United States Small Business Administration (SBA) loans for others amounting to $155.4 million and $163.4 million, respectively. Changes in SBA servicing rights, net of amortization and impairment, for the three months ended March 31, 2006 and 2005 were as follows:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      ----------------------
                                                                                        2006          2005
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

         Balance, beginning of period.............................................     $9,489        13,013
         Originated SBA servicing rights..........................................        172           191
         Amortization.............................................................       (441)         (609)
         Change in impairment valuation allowance.................................       (278)           --
                                                                                       ------        ------
         Balance, end of period...................................................     $8,942        12,595
                                                                                       ======        ======

         First Banks recognized impairment of $278,000 for the three months ended March 31, 2006 primarily resulting from certain loans placed on nonaccrual status and payoffs received on certain existing loans. First Banks did not incur any impairment of SBA servicing rights during the three months ended March 31, 2005. At March 31, 2006 and 2005, First Banks had an impairment valuation allowance of $3.1 million and $459,000, respectively.

         Amortization of SBA servicing rights at March 31, 2006 has been estimated in the following table:

                                                                                 (dollars expressed in thousands)

         Year ending December 31:
              2006 remaining.............................................................     $1,187
              2007.......................................................................      1,360
              2008.......................................................................      1,143
              2009.......................................................................        960
              2010.......................................................................        804
              2011.......................................................................        671
              Thereafter.................................................................      2,817
                                                                                              ------
                  Total..................................................................     $8,942
                                                                                              ======

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share (EPS) computations for the three months ended March 31, 2006 and 2005:

                                                                                                 Per Share
                                                                       Income        Shares        Amount
                                                                       ------        ------        ------
                                                             (dollars in thousands, except share and per share data)

     Three months ended March 31, 2006:
         Basic EPS - income available to common stockholders......     $28,807       23,661       $1,217.49
         Effect of dilutive securities:
           Class A convertible preferred stock....................         192          456          (15.03)
                                                                       -------       ------       ---------
         Diluted EPS - income available to common stockholders....     $28,999       24,117       $1,202.46
                                                                       =======       ======       =========

     Three months ended March 31, 2005:
         Basic EPS - income available to common stockholders......     $21,931       23,661       $  926.87
         Effect of dilutive securities:
           Class A convertible preferred stock....................         192          516          (11.83)
                                                                       -------       ------       ---------
         Diluted EPS - income available to common stockholders....     $22,123       24,177       $  915.04
                                                                       =======       ======       =========


(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $7.7 million and $6.7 million for the three months ended March 31, 2006 and 2005, respectively. First Services, L.P. leases information technology and other equipment from First Bank. During the three months ended March 31, 2006 and 2005, First Services, L.P. paid First Bank $1.2 million and $1.1 million, respectively, in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $547,000 and $704,000 for the three months ended March 31, 2006 and 2005, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC D/B/A First Banc Insurors (First Title), a limited liability company established and administered by First Banks' Chairman and members of his immediate family, received approximately $75,000 and $87,000 for the three months ended March 31, 2006 and 2005, respectively, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which these commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $86,000 and $79,000 for the three months ended March 31, 2006 and 2005, respectively.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $36.7 million and $37.9 million at March 31, 2006 and December 31, 2005, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         In June 2005, FCA, a corporation owned by First Banks' Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million in cash pursuant to a written option agreement with First Bank.

         In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provides a $50.0 million warehouse line of credit for loan funding purposes. Interest is payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance of advances outstanding under this line of credit was $32.5 million and $31.4 million at March 31, 2006 and December 31, 2005, respectively. Interest expense recorded under the Agreement by SBLS LLC for the three months ended March 31, 2006 was $580,000.

         In August 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provided for WWT to provide information technology services associated with the upgrade of personal computers for First Bank employees in an ongoing effort to further standardize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services with fees not to exceed $500,000 for the year ended December 31, 2005. As of March 31, 2006 and December 31, 2005, First Bank had made payments of $478,000 and $471,000, respectively, under the contract.

         During the three months ended March 31, 2006, First Bank contributed $500,000 to the Dierberg Operating Foundation, Inc., a charitable foundation created by and for the benefit of First Banks' Chairman and members of his immediate family. There were no charitable contributions made to this organization during the three months ended March 31, 2005.


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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2006, First Banks and First Bank were each well capitalized. As of March 31, 2006, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At March 31, 2006 and December 31, 2005, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                                   Actual               For          To Be Well
                                                         -------------------------    Capital     Capitalized Under
                                                          March 31,   December 31,    Adequacy    Prompt Corrective
                                                            2006          2005        Purposes    Action Provisions
                                                            ----          ----        --------    -----------------

Total capital (to risk-weighted assets):
         First Banks.................................      10.63%        10.14%         8.0%            10.0%
         First Bank..................................      10.93         10.66          8.0             10.0

Tier 1 capital (to risk-weighted assets):
         First Banks.................................       9.27          8.88          4.0              6.0
         First Bank..................................       9.68          9.41          4.0              6.0

Tier 1 capital (to average assets):
         First Banks.................................       8.44          8.13          3.0              5.0
         First Bank..................................       8.81          8.61          3.0              5.0

         On March 1, 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Federal Reserve's final rules that will be effective in March 2009 would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 8.53% and 7.77%, respectively, as of March 31, 2006. In October 2005, the Federal Reserve, in conjunction with various other regulatory agencies, announced plans to consider various proposed revisions to U.S. risk-based capital standards that would enhance risk sensitivity of the existing framework. First Banks is awaiting further guidance from the Federal Reserve and is continuing to evaluate the overall impact on the Company's financial condition and results of operations.


(8)      BUSINESS SEGMENT RESULTS

         First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, employee benefits, commercial and personal insurance services, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, including Chicago, southern and northern California, and Houston and Dallas, Texas. The products and services are offered to customers primarily within First Banks' respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant within the banking industry. The business segment results are summarized as follows:

                                                                     Corporate, Other
                                                                     and Intercompany
                                             First Bank            Reclassifications (1)       Consolidated Totals
                                      -------------------------  -------------------------   ------------------------
                                       March 31,   December 31,   March 31,   December 31,    March 31,  December 31,
                                         2006          2005         2006          2005          2006         2005
                                         ----          ----         ----          ----          ----         ----
                                                             (dollars expressed in thousands)

Balance sheet information:

Investment securities...............  $1,437,088    1,324,219       19,386        16,564     1,456,474    1,340,783
Loans, net of unearned discount.....   7,171,283    7,020,771           --            --     7,171,283    7,020,771
Goodwill............................     181,955      167,056           --            --       181,955      167,056
Total assets........................   9,374,726    9,148,931       23,963        21,402     9,398,689    9,170,333
Deposits............................   7,953,494    7,601,162      (60,001)      (59,331)    7,893,493    7,541,831
Notes payable.......................          --           --       95,000       100,000        95,000      100,000
Subordinated debentures.............          --           --      257,601       215,461       257,601      215,461
Stockholders' equity................     979,199      931,192     (273,779)     (252,254)      705,420      678,938
                                      ==========    =========     ========      ========     =========    =========

                                                                     Corporate, Other
                                                                     and Intercompany
                                             First Bank            Reclassifications (1)        Consolidated Totals
                                      -------------------------  -------------------------   ------------------------
                                         Three Months Ended         Three Months Ended          Three Months Ended
                                              March 31,                  March 31,                   March 31,
                                      -------------------------  -------------------------   ------------------------
                                         2006          2005         2006          2005          2006         2005
                                         ----          ----         ----          ----          ----         ----
                                                             (dollars expressed in thousands)

Income statement information:

Interest income.....................  $  147,024      112,062          210           166       147,234      112,228
Interest expense....................      49,384       29,279        6,984         4,870        56,368       34,149
                                      ----------    ---------     --------      --------     ---------    ---------
   Net interest income..............      97,640       82,783       (6,774)       (4,704)       90,866       78,079
Provision for loan losses...........       1,000           --           --            --         1,000           --
                                      ----------    ---------     --------      --------     ---------    ---------
   Net interest income after
      provision for loan losses.....      96,640       82,783       (6,774)       (4,704)       89,866       78,079
                                      ----------    ---------     --------      --------     ---------    ---------
Noninterest income..................      25,741       21,466         (244)         (251)       25,497       21,215
Noninterest expense.................      73,169       62,178        1,646         1,691        74,815       63,869
                                      ----------    ---------     --------      --------     ---------    ---------
   Income before provision for
      income taxes and minority
      interest in loss
      of subsidiary.................      49,212       42,071       (8,664)       (6,646)       40,548       35,425
Provision for income taxes..........      14,738       15,620       (3,035)       (2,322)       11,703       13,298
                                      ----------    ---------     --------      --------     ---------    ---------
   Income before minority interest
      in loss of subsidiary.........      34,474       26,451       (5,629)       (4,324)       28,845       22,127
Minority interest in loss
      of subsidiary.................        (158)          --           --            --          (158)          --
                                      ----------    ---------     --------      --------     ---------    ---------
   Net income.......................  $   34,632       26,451       (5,629)       (4,324)       29,003       22,127
                                      ==========    =========     ========      ========     =========    =========
------------------
(1) Corporate and other includes $3.7 million and $3.1 million of interest expense on subordinated debentures, after applicable  income tax  benefit of $2.0 million  and $1.6 million, for the three months ended March 31, 2006 and
    2005, respectively.


(9)      OTHER BORROWINGS

         Other borrowings were comprised of the following at March 31, 2006 and December 31, 2005:

                                                                                March 31,       December 31,
                                                                                  2006              2005
                                                                               ----------       ------------
                                                                             (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily........................................................     $182,844           199,874
              Term.........................................................      150,000           300,000
         FHLB advances (1).................................................       14,800            39,300
                                                                                --------          --------
                  Total....................................................     $347,644           539,174
                                                                                ========          ========
         -----------------
         (1)  On  March 17, 2006, First Bank  prepaid $20.5 million of FHLB  advances  that were  assumed  in conjunction  with  previous acquisitions. First Bank did not incur any  losses associated  with the prepayment of the FHLB advances.

         The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank's term repurchase agreements as of March 31, 2006 and December 31, 2005 were as follows:


                                                        Par          Interest Rate       Interest Rate Floor
                      Maturity Date                    Amount          Spread (1)          Strike Price (1)
                      -------------                    ------          ----------          ----------------
                                                                (dollars expressed in thousands)

         March 31, 2006:
             January 12, 2007 (2)..............      $ 150,000       LIBOR + 0.0050%         3.00% / Floor
                                                     =========

         December 31, 2005:
             January 12, 2007..................      $ 150,000       LIBOR + 0.0050%         3.00% / Floor
             June 14, 2007 (3).................         50,000       LIBOR - 0.3300%         3.00% / Floor
             June 14, 2007 (3).................         50,000       LIBOR - 0.3400%         3.00% / Floor
             August 1, 2007 (4)................         50,000       LIBOR + 0.0800%         3.00% / Floor
                                                     ---------
                                                     $ 300,000
                                                     =========
         ------------------
         (1)  The interest rate paid on the term repurchase agreement  is based   on the  three-month  London
              Interbank Offering Rate (LIBOR) reset in  arrears plus the  spread amount shown  above  minus a floating amount equal to the differential between  the  three-month LIBOR reset in  arrears and the strike price shown above, if the three-month LIBOR reset in arrears falls  below the strike price associated with the interest rate floor agreements.
         (2)  First  Bank  terminated  $50.0 million  of this  term  repurchase agreement on  April 28, 2006, resulting in an $83,000 prepayment  penalty and the recognition of a $310,000  loss on the sale of $50.0 million of available-for-sale investment securities  associated  with  the termination of the term repurchase agreement, as further discussed in Note 13 to the Consolidated Financial
              Statements.
         (3)  First Bank terminated these term repurchase agreements on February 14, 2006, and  recognized  a
              $1.6 million  loss  on  the  related sale  of $100.0  million  of available-for-sale investment securities associated with the termination of the term repurchase agreements.
         (4)  First  Bank  terminated  this  term  repurchase  agreement  on March 28,  2006, resulting  in a prepayment penalty of $223,000, and  the recognition  of a $746,000 loss on the related sale of
              $50.0 million of available-for-sale  investment securities  associated  with the termination of the term repurchase agreement.

(10)     NOTES PAYABLE

         Notes payable were comprised of the following at March 31, 2006 and December 31, 2005:

                                                   March 31,       December 31,
                                                     2006              2005
                                                 -------------    --------------
                                                (dollars expressed in thousands)

         Term loan (1).........................     $95,000          100,000
                                                    =======          =======
         ------------------
         (1) The outstanding principal balance of the Term Loan Facility portion of the Amended and Secured Credit Agreement is payable in ten equal quarterly installments of $5.0 million, which commenced on March 31, 2006, with the remainder of the Term Loan Facility balance to be repaid in full, including any unpaid interest, upon maturity on August 10, 2008.

         First Banks' $122.5 million Amended and Restated Secured Credit Agreement, dated August 11, 2005, with a group of unaffiliated financial institutions (Credit Agreement) is secured by First Banks' ownership interest in the capital stock of its subsidiaries. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the $7.5 million Letter of Credit Facility portion of the Credit Agreement were $900,000 and $2.9 million at March 31, 2006 and December 31, 2005, respectively, and had not been drawn on by the counterparties. First Banks did not have any outstanding advances under the $15.0 million Revolving Credit Facility portion of the Credit Agreement at March 31, 2006 and December 31, 2005.

         The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. First Banks and First Bank were in compliance with all restrictions and requirements of the Credit Agreements at March 31, 2006 and December 31, 2005.


(11)     SUBORDINATED DEBENTURES

         On March 1, 2006, First Bank Statutory Trust IV (FBST IV), a newly formed Delaware statutory trust, issued 40,000 shares of variable rate trust preferred securities at $1,000 per share in a private placement, and issued 1,238 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST IV. The gross proceeds of the offering were used by FBST IV to purchase $41.2 million of variable rate subordinated debentures from First Banks, maturing on March 15, 2036. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than March 15, 2011, if certain conditions are met. The subordinated debentures are the sole asset of FBST IV. In connection with the issuance of the FBST IV preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST IV under the FBST IV preferred securities. Proceeds from the issuance of the subordinated debentures to FBST IV, net of offering expenses, were $41.2 million. The distribution rate on the FBST IV preferred securities is equivalent to the three-month LIBOR plus 142.0 basis points, and is payable quarterly in arrears beginning June 15, 2006.

         Subsequent to March 31, 2006, First Banks, through a newly formed statutory trust affiliate, issued $20.0 million of subordinated debentures, as more fully described in Note 13 to the Consolidated Financial Statements.

(12)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At March 31, 2006 and December 31, 2005, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         In August 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of Small Business Loan Source, Inc. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provides for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. SBLS LLC was not required to make any payments to the seller as of September 30, 2005, the first measurement date under the terms of the Asset Purchase Agreement. As of March 31, 2006 and December 31, 2005, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC will be required to make future payments under the Asset Purchase Agreement is not ascertainable at the present time.

(13)     SUBSEQUENT EVENTS

         On April 28, 2006, First Bank Statutory Trust V (FBST V), a newly formed Delaware statutory trust, issued 20,000 shares of variable rate trust preferred securities at $1,000 per share in a private placement, and issued 619 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST V. The gross proceeds of the offering were used by FBST V to purchase $20.6 million of variable rate subordinated debentures from First Banks, maturing on June 15, 2036. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than June 15, 2011, if certain conditions are met. The subordinated debentures are the sole asset of FBST V. In connection with the issuance of the FBST V preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST V under the FBST V preferred securities. Proceeds from the issuance of the subordinated debentures to FBST V, net of offering expenses, were $20.6 million. The distribution rate on the FBST V preferred securities is equivalent to the three-month LIBOR plus 145.0 basis points, and is payable quarterly in arrears beginning June 15, 2006.

         On April 28, 2006, First Banks completed its acquisition of Community Bank, located in Pittsfield, Illinois, for $5.1 million in cash. The acquisition served to expand First Banks' banking franchise in Illinois. The transaction was funded through internally generated funds. At the time of the acquisition, Community Bank had assets of $20.3 million, loans, net of unearned discount, of $13.5 million, deposits of $16.0 million and stockholder's equity of $3.9 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $634,000, and the core deposit intangibles, which are not deductible for tax purposes and will be amortized over five years utilizing the straight-line method, were approximately $517,000. Community Bank was merged with and into First Bank. The planned sale of the Community Bank banking office in Mount Sterling, Illinois to Beardstown Savings, s.b. is expected to be completed in June 2006. At the time of the acquisition of Community Bank, the Mount Sterling banking office had assets of $2.9 million, loans, net of unearned discount, of $2.5 million and deposits of $4.2 million.

         On April 28, 2006, First Bank terminated $50.0 million of the $150.0 million term repurchase agreement with a maturity date of January 12, 2007, resulting in a prepayment penalty of $83,000 and the recognition of a $310,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement.

         On May 1, 2006, First Banks completed its acquisition of First Independent, Plano, Texas, for $19.2 million in cash. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with a private placement of $40.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further discussed in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, First Independent had assets of $68.1 million, loans, net of unearned discount, of $59.4 million, deposits of $55.5 million and stockholder's equity of $7.3 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $9.4 million, and the core deposit intangibles, which are not deductible for tax purposes and will be amortized over five years utilizing the straight-line method, were approximately $2.5 million. First Independent will be merged with and into First Bank on May 16, 2006.

         On May 10, 2006, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of San Diego Community Bank (SDCB), located in San Diego, California, for approximately $25.5 million in cash. SDCB operates three banking offices in the San Diego community, with its headquarters in Chula Vista and two other banking offices in Kearny Mesa and Otay Mesa. The transaction, which is subject to regulatory and shareholder approvals, is expected to be completed during the third quarter of 2006. At March 31, 2006, SDCB had assets of $92.4 million, loans, net of unearned discount, of $74.4 million, deposits of $76.4 million and stockholders' equity of $12.5 million.

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


                                     General

         We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries, First Bank Business Capital, Inc. (formerly FB Commercial Finance, Inc.), Missouri Valley Partners, Inc., or MVP, Adrian N. Baker & Company, or Adrian Baker, and Small Business Loan Source LLC, or SBLS LLC, which, except for SBLS LLC, are wholly owned subsidiaries. First Bank currently operates 182 branch banking offices in California, Illinois, Missouri and Texas. At March 31, 2006, we had assets of $9.40 billion, loans, net of unearned discount, of $7.17 billion, deposits of $7.89 billion and stockholders' equity of $705.4 million.

         Through First Bank, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, employee benefits, commercial and personal insurance services, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services.

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

                               Financial Condition

         Total assets were $9.40 billion at March 31, 2006, reflecting a $228.4 million increase from $9.17 billion at December 31, 2005. The increase in our total assets is primarily attributable to internal growth and acquisitions of banks in our target markets. Funds available from deposit growth and excess short-term investments, which include federal funds sold and interest-bearing deposits, as well as the maturities of available-for-sale investment securities, were utilized to fund internal loan growth and to reinvest in higher-yielding available-for-sale investment securities. The increase in assets reflects a $150.5 million increase in our loans, net of unearned discount, to $7.17 billion at March 31, 2006, from $7.02 billion at December 31, 2005, attributable to internal growth, our acquisitions in 2006, partially offset by the sale of certain nonperforming loans. The increase in assets also reflects a $115.7 million net increase in our investment securities portfolio to $1.46 billion. The increase in our investment securities portfolio is primarily attributable to a $46.5 million increase in our trading securities and the investment of excess federal funds sold in U.S. Treasury Bills, partially offset by the sale of $150.0 million of securities associated with the termination of certain term repurchase agreements and maturities of investment securities during the first quarter of 2006. In March 2006, we completed the securitization of $77.1 million of certain residential mortgage loans held in our loan portfolio, which resulted in a change in our overall asset mix from residential mortgage loans to available-for-sale investment securities, as further described under "--Loans and Allowance for Loan Losses." The increase in our assets was partially offset by a decrease of $11.9 million in our deferred tax assets to $117.0 million at March 31, 2006, from $128.9 million at December 31, 2005. The reduction is primarily attributable to our loan sales completed in March 2006. Deposits increased $351.7 million to $7.89 billion at March 31, 2006, from $7.54 billion at December 31, 2005, reflecting internal growth through enhanced product and service offerings and marketing campaigns. Our subordinated debentures increased $42.1 million during the first quarter of 2006 primarily due to the issuance of $41.2 million of subordinated debentures, as further discussed below. In addition, we terminated $150.0 million of term repurchase agreements in the first quarter of 2006 to better position our overall interest rate risk, and sold $150.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements. Our acquisitions of First National Bank of Sachse, or FNBS, the Richardson branch office of Dallas National Bank, or Richardson Branch, and Adrian Baker provided assets, in aggregate, of $80.4 million, loans, net of unearned discount, of $49.5 million and deposits of $67.3 million. Goodwill increased $14.9 million to $182.0 million at March 31, 2006 and reflects our acquisitions of FNBS and Adrian Baker, as further discussed in Note 2 to our Consolidated Financial Statements. Our acquisition of FNBS on January 3, 2006 provided assets of $76.2 million, loans, net of unearned discount, of $49.3 million, deposits of $66.2 million and stockholders' equity of $9.9 million. Our acquisition of Adrian Baker on March 31, 2006 provided assets of $3.1 million and stockholders' equity of $1.1 million. Our purchase of the Richardson Branch on January 20, 2006 provided assets and deposits of $1.1 million.

         Total deposits, as discussed above, increased $351.7 million to $7.89 billion at March 31, 2006, from $7.54 billion at December 31, 2005. Our time deposits increased $361.3 million and our savings deposits increased $58.6 million, partially offset by a $41.5 million decrease in our noninterest-bearing demand accounts and a $26.7 million decline in our interest-bearing demand accounts. Our acquisition of FNBS and our Richardson Branch purchase provided deposits of $66.2 million and $1.1 million, respectively, on the respective acquisition dates. Our continued deposit marketing focus and efforts to further develop multiple account relationships with our customers, coupled with slightly higher deposit rates on certain products, contributed to our deposit growth despite continued aggressive competition within our market areas and an anticipated level of attrition associated with our recent acquisitions.

         Other borrowings decreased $191.5 million to $347.6 million at March 31, 2006, from $539.2 million at December 31, 2005. This reduction primarily resulted from the termination of $100.0 million and $50.0 million of term repurchase agreements on February 14, 2006 and March 28, 2006, respectively, as further described in Note 9 to our Consolidated Financial Statements. The decrease also reflects a $24.5 million decrease in Federal Home Loan Bank, or FHLB, advances, primarily attributable to the prepayment of $20.5 million of advances in March 2006 that were assumed with several of our previous bank acquisitions, as further described in Note 9 to our Consolidated Financial Statements, and a $17.0 million decrease in daily securities sold under agreements to repurchase resulting from changes in the cash management activity and demand of our commercial deposit customers.

         Our notes payable decreased $5.0 million to $95.0 million at March 31, 2006 following payment of the first scheduled $5.0 million quarterly principal installment on our $100.0 million term loan facility, as further described in
Note 10 to our Consolidated Financial Statements.

         Our subordinated debentures increased $42.1 million to $257.6 million at March 31, 2006, from $215.5 million at December 31, 2005. On March 1, 2006, we issued $41.2 million of variable rate subordinated debentures to First Bank Statutory Trust IV, or FBST IV, a newly formed Delaware statutory trust, as further described in Note 11 to our Consolidated Financial Statements. The proceeds from the issuance of these subordinated debentures will be used to fund future acquisitions as well as for general corporate purposes. The increase in our subordinated debentures was also attributable to the continued amortization of debt issuance costs and changes in the fair value of our interest rate swap agreements designated as fair value hedges, following the termination of our single, remaining fair value interest rate swap agreement that hedged certain of our subordinated debentures, as further discussed under "--Interest Rate Risk Management."

         Stockholders' equity was $705.4 million and $678.9 million at March 31, 2006 and December 31, 2005, respectively, reflecting an increase of $26.5 million. The increase is primarily attributable to net income of $29.0 million, partially offset by a $2.3 million decrease in accumulated other comprehensive income, comprised of $303,000 associated with changes in the fair value of our derivative financial instruments and $2.0 million associated with changes in unrealized gains and losses on our available-for-sale investment securities portfolio.


                              Results of Operations


Net Income

         Net income was $29.0 million and $22.1 million for the three months ended March 31, 2006 and 2005, respectively, reflecting an increase of 31.1%. Our return on average assets increased to 1.26% for the three months ended March 31, 2006, compared to 1.04% for the comparable period in 2005. Our return on average stockholders' equity increased to 16.91% for the three months ended March 31, 2006, compared to 14.67% for the comparable period in 2005. Net income for the three months ended March 31, 2006 reflects earnings driven by increased net interest income and net interest margin, increased noninterest income and a reduced provision for income taxes, partially offset by higher noninterest expense.

         The increase in earnings in 2006 reflects our continuing efforts to strengthen earnings and simultaneously improve asset quality. The increase in earnings for the three months ended March 31, 2006 compared to the comparable period in 2005 reflects a 16.4% increase in net interest income and a 33 basis point increase in our net interest margin; a 20.2% increase in noninterest income; partially offset by a 17.1% increase in our noninterest expense levels. Our net interest-earning assets provided by internal loan growth coupled with higher interest rates on loans, higher-yielding investment securities, and our 2005 and 2006 acquisitions have contributed to an increase in our interest income. In addition, interest expense increased as a result of higher interest rates on an increasing deposit base driven by internal growth, marketing campaigns and our 2005 and 2006 acquisitions. Higher interest rates paid on other borrowings, our term loan and our subordinated debentures also contributed to an increase in interest expense. In addition, our net interest income was adversely affected by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, which declined primarily as a result of an increase in prevailing interest rates and the maturity and termination of certain interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." Despite the increasing interest rate environment, overall conditions within our markets and the impact of the decline in earnings on our interest rate swap agreements continue to exert pressure on our net interest income and net interest margin.

         Our ongoing efforts to improve our overall asset quality levels are reflected by a 29.1% decrease in our nonperforming assets, which decreased to $70.4 million at March 31, 2006 from $99.2 million at December 31, 2005. Nonperforming loans decreased to $67.1 million at March 31, 2006, from $97.2 million at December 31, 2005 and $79.8 million at March 31, 2005. Nonperforming loans represented 0.94% of loans, net of unearned discount, at March 31, 2006, compared to 1.38% at December 31, 2005 and 1.30% at March 31, 2005. Loans past due 90 days or more and still accruing interest were $2.2 million at March 31, 2006, compared to $5.6 million at December 31, 2005 and $8.8 million at March 31, 2005. The 29.1% reduction in the level of nonperforming assets during the three months ended March 31, 2006 primarily resulted from the sale of certain acquired nonperforming loans, loan payoffs and/or external refinancing of various credits. We recorded a provision for loan losses of $1.0 million for the three months ended March 31, 2006. We did not record a provision for loan losses for the comparable period in 2005. Our net loan recoveries were $3.3 million for the three months ended March 31, 2006, compared to net loan charge-offs of $6.6 million for the comparable period in 2005. We continue to closely monitor our loan portfolio and consider these factors in our overall assessment of the adequacy of the allowance for loan losses, as further discussed under "--Provision for Loan Losses" and "--Loans and Allowance for Loan Losses."

         Noninterest income increased 20.2% to $25.5 million for the three months ended March 31, 2006, compared to $21.2 million for the comparable period in 2005. The increase for the first quarter of 2006 is primarily attributable to increased gains on loans sold and held for sale, including a $1.7 million gain on the sale of certain nonperforming loans, as further discussed under "--Loans and Allowance for Loan Losses," and increased service charges on deposit accounts and customer service fees related to higher deposit balances. Noninterest income for 2006 also includes $1.2 million associated with increased loan servicing income generated from the capitalization of mortgage servicing rights related to the securitization of certain residential mortgage loans and a $1.5 million gain on the sale of a parcel of other real estate. The increase in noninterest income was partially offset by a $2.4 million pre-tax loss on sales of available-for-sale investment securities associated with the termination of $150.0 million of term repurchase agreements, as further described in Note 9 to our Consolidated Financial Statements.

         Noninterest expense was $74.8 million and $63.9 million for the three months ended March 31, 2006 and 2005, respectively. Our efficiency ratio was 64.29% and 64.32% for the three months ended March 31, 2006 and 2005, respectively. The overall increase in our noninterest expenses was attributable to increased expense levels associated with our growth in 2005 and 2006, which expanded our employee base and added two branch offices in 2006, nine branch offices in 2005 and the addition of one de novo branch office in early 2005. This growth contributed to a $6.6 million increase in salaries and employee benefits expense and a $935,000 increase in our occupancy and furniture and equipment expenditures. The increase in salaries and employee benefits expense also resulted from continued costs associated with employing and retaining qualified personnel, including increased costs driven by enhanced incentive compensation programs and other employee benefits plans. Our system conversions associated with recent acquisitions and the expansion of technological equipment, networks and communication channels, contributed to an increase in information technology fees of 11.2%. In addition, charitable contributions expense increased $1.5 million for the first quarter of 2006 compared to the same period in 2005. We continue to closely monitor noninterest expense levels following our recent acquisitions and have implemented certain expense reduction measures in an effort to improve our efficiency ratio in future periods.


Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) increased to $91.2 million for the three months ended March 31, 2006, compared to $78.4 million for the comparable period in 2005, reflecting continued growth. Our net interest margin increased 33 basis points to 4.30% for the three months ended March 31, 2006, from 3.97% for the three months ended March 31, 2005. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

         We primarily credit the increase in our net interest income to an increase in interest-earning assets provided by internal growth and our 2005 and 2006 acquisitions, higher interest rates on loans, and higher-yielding investment securities, partially offset by increased interest expense associated with higher interest rates on an increasing deposit base and increased interest rates paid on our other borrowings, including our term loan. Average interest-earning assets increased to $8.61 billion for the three months ended March 31, 2006, from $8.01 billion for the three months ended March 31, 2005. The increase is attributable to internal growth and interest-earning assets provided by our acquisitions completed in 2005 and 2006, which provided assets of $280.3 million and $80.4 million in aggregate, respectively. Net interest income was adversely impacted by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program. The impact of these derivative financial instruments reduced net interest income by $1.4 million for the three months ended March 31, 2006, compared to providing increased net interest income of $3.6 million for the comparable period in 2005, reflecting a decline in our earnings on our interest rate swap agreements of $5.0 million, as further discussed under "--Interest Rate Risk Management." Despite the rising interest rate environment, overall competitive conditions within our market areas, and the impact of the maturity and termination of certain interest rate swap agreements, as discussed above and under "--Interest Rate Risk Management," continue to exert pressure on our net interest income and net interest margin.

         Average loans, net of unearned discount, were $7.16 billion for the three months ended March 31, 2006, in comparison to $6.18 billion for the comparable period in 2005. The yield on our loan portfolio increased to 7.45% for the three months ended March 31, 2006, in comparison to 6.18% for the comparable period in 2005. Although our loan portfolio yields increased with rising interest rates during 2005 and 2006, total interest income on our loan portfolio was adversely impacted by decreased earnings on our interest rate swap agreements designated as cash flow hedges. Higher interest rates and the maturities of interest rate swap agreements designated as cash flow hedges of $200.0 million in March 2005 resulted in decreased earnings on our swap agreements thereby contributing to a reduction in yields on our loan portfolio, and a reduction of our net interest income of $2.7 million for the three months ended March 31, 2006, compared to the comparable period in 2005. Interest income on our loan portfolio for 2006 reflects a $2.0 million recovery of interest and fees from the payoff of a single nonaccrual loan, as further described under "--Loans and Allowance for Loan Losses." We primarily attribute the increase in average loans of $972.7 million for the three months ended March 31, 2006, over the comparable period in 2005, to internal growth, our acquisitions completed in 2005 and 2006, partially offset by a $77.1 million reduction related to the securitization of certain of our residential mortgage loans held in our loan portfolio, and reductions in our nonperforming loan portfolio due to the sale of certain nonperforming loans, loan payoffs and/or external refinancing of various credits, as further described under "--Loans and Allowance for Loan Losses." Our acquisitions completed during 2005 and 2006 provided loans, net of unearned discount, of $209.6 million and $49.5 million, in aggregate, on the dates of acquisition, respectively. The components of the increase in average loans for 2006 compared to the first quarter of 2005 were primarily comprised of a $537.8 million increase in average real estate mortgage loans, a $256.8 million increase in average real estate construction and development loans, a $92.9 million increase in average loans held for sale, and an $83.0 million increase in average commercial, financial and agricultural loans. The increase in residential real estate mortgage loans resulted from our recent acquisitions and our business strategy decision to retain a portion of our residential mortgage loan production that would have previously been sold in the secondary market.

         Average investment securities were $1.35 billion and $1.74 billion for the three months ended March 31, 2006 and 2005, respectively. The yield on our investment portfolio was 4.51% for the three months ended March 31, 2006, compared to 4.14% for the comparable period in 2005. Investment securities provided by our acquisitions completed in 2005 and 2006 were $20.1 million and $14.4 million, in aggregate, respectively, as of the respective acquisition dates. Funds available from deposit growth and excess short-term investments, as well as the maturities of investment securities were utilized to fund internal loan growth and to reinvest in higher-yielding available-for-sale investment securities, including $200.0 million of U.S. Treasury Bills. In March 2006, our investment securities increased $77.1 million due to the securitization of $77.1 million of certain of our residential mortgage loans held in our loan portfolio. Additionally, as further described in Note 9 to our Consolidated Financial Statements, we terminated two $50.0 million term repurchase agreements on February 14, 2006 and recognized a $1.6 million loss on the sale of $100.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements. We also terminated a $50.0 million term repurchase agreement on March 28, 2006 and recognized a $969,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement.

         Average deposits increased to $7.73 billion for the three months ended March 31, 2006, from $7.09 billion for the comparable period in 2005. For the three months ended March 31, 2006, the aggregate weighted average rate paid on our deposit portfolio increased 101 basis points to 2.80%, from 1.79% for the comparable period in 2005, and is primarily attributable to the current rising interest rate environment. In addition, the decreased earnings associated with certain of our interest rate swap agreements designated as fair value hedges, as well as the termination of $150.0 million of fair value hedges in February 2005, resulted in a decrease in our net interest income of $354,000 for 2006, compared to the comparable period in 2005. The increase in average deposits is reflective of internal growth stemming from our deposit development programs and our acquisitions completed during 2005 and 2006, which provided deposits, in aggregate, of $238.1 million and $67.3 million, respectively. Average demand and savings deposits were $4.37 billion and $4.29 billion for the three months ended March 31, 2006 and 2005, respectively. Average time deposits were $3.35 billion and $2.80 billion for the three months ended March 31, 2006 and 2005, respectively.

         Average other borrowings decreased to $460.7 million for the three months ended March 31, 2006, compared to $578.0 million for the comparable period in 2005. The aggregate weighted average rate paid on our other borrowings was 4.13% for the three months ended March 31, 2006, compared to 2.32% for the comparable period in 2005. The increased rate paid on our other borrowings reflects the rising short-term interest rate environment that began in mid-2004. The $117.2 million decrease in average other borrowings is primarily attributable to the termination of $100.0 million and $50.0 million of term repurchase agreements on February 14, 2006 and March 28, 2006, respectively, as further described in Note 9 to our Consolidated Financial Statements. In addition, on March 17, 2006, we prepaid $20.5 million of FHLB advances that were acquired with several previous bank acquisitions. The remaining decrease is attributable to a decrease in our average daily securities sold under agreements to repurchase, principally in connection with the cash management activities of our commercial deposit customers.

         Our notes payable averaged $99.9 million and $7.7 million for the three months ended March 31, 2006 and 2005, respectively. The aggregate weighted average rate paid on our notes payable was 5.76% and 7.30% for the three months ended March 31, 2006 and 2005, respectively. The weighted average rate paid reflects unused credit commitment and letter of credit facility fees on our secured credit agreement. Exclusive of these fees, the weighted average rate paid on our notes payable was 5.69% and 3.76% for the three months ended March 31, 2006 and 2005, respectively. In August 2005, we entered into an Amended and Restated Secured Credit Agreement and restructured our overall financing arrangement. In conjunction with this transaction, we borrowed $80.0 million on the term loan in August 2005 and borrowed the remaining $20.0 million on the term loan in November 2005. The proceeds of the term loan were used to fund our acquisition of International Bank of California, or IBOC, and to partially fund the redemption of our 10.24% subordinated debentures issued to First Preferred Capital Trust II in September 2005, as further discussed below. The outstanding balance of our former $100.0 million credit facility was repaid in full in June 2005 through dividends from our subsidiary bank.

         Average subordinated debentures were $230.0 million and $273.8 million for the three months ended March 31, 2006 and 2005, respectively. The aggregate weighted average rate paid on our subordinated debentures was 9.97% and 7.03% for the three months ended March 31, 2006 and 2005, respectively. Interest expense on our subordinated debentures was $5.7 million and $4.7 million for the three months ended March 31, 2006 and 2005, respectively. As previously discussed, we issued $41.2 million of variable rate subordinated debentures in March 2006 to partially fund our bank acquisitions. In addition, in September 2005, we repaid in full our outstanding $59.3 million of 10.24% subordinated debentures that we previously issued in October 2000. The reduction of these outstanding subordinated debentures improved future net interest income and net interest margin, especially considering the high interest rate associated with them. However, the earnings impact of our interest rate swap agreements had a declining impact in the reduction of our interest expense associated with our subordinated debentures. These interest rate swap agreements increased interest expense by $814,000 for the three months ended March 31, 2006, and reduced noninterest expense by $1.1 million for the three months ended March 31, 2005. As further discussed under "--Interest Rate Risk Management," on February 14, 2006, we terminated our single remaining $25.0 million notional fair value interest rate swap agreement associated with our subordinated debentures, and recognized additional expense of $849,000 on the net basis adjustment associated with this swap agreement and the remaining net basis adjustments associated with the fair value interest rate swap agreements that were terminated in May 2005.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated:


                                                                        Three Months Ended March 31,
                                                         ----------------------------------------------------------
                                                                     2006                          2005
                                                         ----------------------------  ----------------------------
                                                                      Interest                      Interest
                                                           Average    Income/  Yield/    Average    Income/  Yield/
                                                           Balance    Expense   Rate     Balance    Expense   Rate
                                                           -------    -------   ----     -------    -------   ----
                                                                      (dollars expressed in thousands)
                        ASSETS
                        ------

Interest-earning assets:
    Loans (1)(2)(3)(4)...............................    $7,156,860   131,461   7.45%  $6,184,119    94,270   6.18%
    Investment securities (4)........................     1,351,287    15,033   4.51    1,741,900    17,785   4.14
    Short-term investments...........................        97,784     1,123   4.66       83,303       509   2.48
                                                         ----------   -------          ----------   -------
          Total interest-earning assets..............     8,605,931   147,617   6.96    8,009,322   112,564   5.70
                                                                      -------                       -------
Nonearning assets....................................       705,925                       654,435
                                                         ----------                    ----------
          Total assets...............................    $9,311,856                    $8,663,757
                                                         ==========                    ==========


                   LIABILITIES AND
                 STOCKHOLDERS' EQUITY
                 --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits..............    $  970,032     1,828   0.76%  $  885,555       888   0.41%
       Savings deposits..............................     2,129,488    11,183   2.13    2,198,086     5,744   1.06
       Time deposits of $100 or more.................     1,179,410    11,556   3.97      807,398     5,354   2.69
       Other time deposits (3).......................     2,175,064    20,034   3.74    1,990,790    13,979   2.85
                                                         ----------   -------          ----------   -------
          Total interest-bearing deposits............     6,453,994    44,601   2.80    5,881,829    25,965   1.79
    Other borrowings.................................       460,748     4,695   4.13      577,997     3,300   2.32
    Notes payable (5)................................        99,944     1,420   5.76        7,667       138   7.30
    Subordinated debentures (3)......................       229,981     5,652   9.97      273,801     4,746   7.03
                                                         ----------   -------          ----------   -------
          Total interest-bearing liabilities.........     7,244,667    56,368   3.16    6,741,294    34,149   2.05
                                                                      -------                       -------
Noninterest-bearing liabilities:
    Demand deposits..................................     1,271,153                     1,207,253
    Other liabilities................................       100,517                       103,387
                                                         ----------                    ----------
          Total liabilities..........................     8,616,337                     8,051,934
Stockholders' equity.................................       695,519                       611,823
                                                         ----------                    ----------
          Total liabilities and
            stockholders' equity.....................    $9,311,856                    $8,663,757
                                                         ==========                    ==========
Net interest income..................................                  91,249                        78,415
                                                                      =======                       =======
Interest rate spread.................................                           3.80                          3.65
Net interest margin (6)..............................                           4.30%                         3.97%
                                                                                ====                          ====
------------------
(1)  For purposes of these calculations, nonaccrual loans are included in average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $383,000 and $336,000 for the three months ended March 31, 2006 and 2005, respectively.
(5)  Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive  of  these fees,  the  interest  rates  paid  were 5.69% and 3.76% for  the  three months ended March 31, 2006 and 2005, respectively.
(6)  Net interest  margin  is  the  ratio  of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.


Provision for Loan Losses

         We recorded a provision for loan losses of $1.0 million for the three months ended March 31, 2006. We did not record a provision for loan losses for the three months ended March 31, 2005. We recorded net loan recoveries of $3.3 million for the three months ended March 31, 2006, compared to net loan charge-offs of $6.6 million for the comparable period in 2005. Net loan recoveries for the first quarter of 2006 included a loan recovery of $5.0 million on the payoff of a single loan that was transferred to our held for sale portfolio on December 31, 2005. Excluding this transaction, our net loan charge-offs for 2006 declined $4.9 million from the comparable period in 2005. The provision for loan losses recorded during 2006 reflects significant improvement in nonperforming loans from December 31, 2005 to March 31, 2006, as well as a significant reduction in net loan charge-offs. Nonperforming loans decreased $30.1 million, or 31.0%, to $67.1 million at March 31, 2006, from $97.2 million at December 31, 2005. Loans past due 90 days or more and still accruing interest decreased to $2.2 million at March 31, 2006, compared to $5.6 million at December 31, 2005 and $8.8 million at March 31, 2005. The decrease in nonperforming loans and past due loans during the three months ended March 31, 2006 reflects improvement in asset quality resulting from the sale of nonperforming loans that were transferred to the held for sale portfolio on December 31, 2005, loan payoffs and/or external refinancing of various credits, and a significant reduction in net loan charge-offs, as further discussed under "--Loans and Allowance for Loan Losses." Our allowance for loan losses was $140.2 million at March 31, 2006, compared to $135.3 million at December 31, 2005 and $144.2 million at March 31, 2005. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.96% at March 31, 2006, compared to 1.93% and 2.34% at December 31, 2005 and March 31, 2005, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 209.00% at March 31, 2006, compared to 139.23% and 180.71% at December 31, 2005 and March 31, 2005, respectively. Management has closely monitored its operations to address the ongoing challenges posed by the significant level of nonperforming loans acquired with our CIB Bank acquisition completed in November 2004. The level of nonperforming loans associated with our purchase of CIB Bank has decreased to $18.2 million, or 27.1% of nonperforming loans at March 31, 2006. These levels are down significantly from $55.0 million, or 56.6% of nonperforming loans at December 31, 2005, and $43.7 million, or 54.8% of nonperforming loans at March 31, 2005. While nonperforming loans added by our recent acquisitions have contributed to the overall level of nonperforming assets, such increases have been offset by improvements both in the remainder of our loan portfolio and in the acquired loan portfolios subsequent to their acquisition dates. Management considers these factors in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."


Noninterest Income

         Noninterest income was $25.5 million and $21.2 million for the three months ended March 31, 2006 and 2005, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income and other income.

         Service charges on deposit accounts and customer service fees were $10.2 million and $9.3 million for the three months ended March 31, 2006 and 2005, respectively. The increase in service charges and customer service fees is primarily attributable to increased demand deposit account balances associated with internal growth and our acquisitions of First Bank of the Americas, s.s.b., or FBA, IBOC, Northway State Bank, or NSB, and FNBS completed in April 2005, September 2005, October 2005 and January 2006, respectively. The increase is also attributable to additional products and services available and utilized by our retail and commercial customer base, increased fee income from customer service charges for non-sufficient fund and returned check fees, as well as pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

         The gain on loans sold and held for sale was $6.8 million and $4.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in 2006 is partially attributable to a $1.7 million gain, before applicable income taxes, on the sale of certain nonperforming loans in March 2006 that were transferred to the loans held for sale portfolio on December 31, 2005. The increase is also attributable to the recognition of $1.2 million in loan servicing income generated from the capitalization of mortgage servicing rights pertaining to the securitization of $77.1 million of residential mortgage loans held in our loan portfolio, as further discussed in Note 4 to our Consolidated Financial Statements.

         Noninterest income includes a net loss on investment securities of $2.8 million for the three months ended March 31, 2006. The net loss in 2006 resulted primarily from the sales of certain investment securities associated with the termination of three $50.0 million term repurchase agreements during the first quarter of 2006, as further discussed in Note 9 to our Consolidated Financial Statements. The net loss also includes a net loss of $405,000 related to the mark-to-market adjustments on our trading securities portfolio. There were no gains or losses on investment securities recorded for the three months ended March 31, 2005.

         Bank-owned life insurance investment income was $1.1 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in investment income reflects a reduced return on the performance of the underlying investments surrounding the insurance contracts which is primarily attributable to the portfolio mix of investments and overall market conditions.

         Investment management income was $2.3 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively, reflecting increased portfolio management fees generated by MVP, our institutional money management subsidiary, primarily attributable to new business development and overall growth in assets under management.

         Other income was $7.8 million and $4.1 million for the three months ended March 31, 2006 and 2005, respectively. We attribute the primary components of the increase in other income to:

         >> an increase of $1.5 million in gains on the sale of other real estate. Gains on the sale of other real estate were $1.6 million for the three months ended March 31, 2006, and included a $1.5 million gain recorded on the sale of a parcel of other real estate acquired with our acquisition of CIB Bank. Gains on the sale of other real estate for the three months ended March 31, 2005 were $114,000;

         >> a release fee of $938,000 received on funds collected during the first quarter of 2006 from a loan previously sold in March 2005, of which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale;

         >>    a  decrease  of   $524,000  in  net  losses  on  our   derivative
               instruments;

         >> an increase of $289,000 in income associated with standby letters of credit;

         >> a net increase of $262,000 in gains on the valuation or sale of certain repossessed assets, primarily attributable to a gain of $310,000 on the sale of five shrimping vessels that were partially or entirely damaged as a result of Hurricane Katrina in 2005; and

         >> our acquisitions of FBA, IBOC and NSB, completed during 2005, and FNBS , completed in January 2006; partially offset by

         >> a net increase in losses, net of gains, on the disposition of certain assets, primarily attributable to a $241,000 net loss resulting from the charitable donation of a branch facility.


Noninterest Expense

         Noninterest expense was $74.8 million and $63.9 million for the three months ended March 31, 2006 and 2005, respectively. Our efficiency ratio decreased slightly to 64.29% for the three months ended March 31, 2006 from 64.32% for the comparable period in 2005. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to net interest income and noninterest income. The increase in noninterest expense was primarily attributable to increases in expenses resulting from our 2005 and 2006 acquisitions, and increases in salaries and employee benefits expense, occupancy expense, net of rental income, information technology fees, charitable contributions expense and other expense.

         Salaries and employee benefits expense was $39.5 million and $32.9 million for the three months ended March 31, 2006 and 2005, respectively. We attribute the overall increase to increased salaries and employee benefits expenses associated with an aggregate of 11 additional branches acquired in 2005 and 2006, one de novo branch opened in 2005, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including the implementation of enhanced incentive compensation and employee benefits plans. Our number of employees on a full-time equivalent basis increased to approximately 2,350 at March 31, 2006, from approximately 2,200 at March 31, 2005.

         Occupancy, net of rental income, and furniture and equipment expense totaled $10.2 million and $9.3 million for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to higher levels of expense resulting from our acquisitions in 2005 and 2006, which added 11 branch offices, and the opening of one de novo branch office in 2005, as discussed above. The increase is also attributable to increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, and increased depreciation expense associated with acquisitions and capital expenditures.

         Information technology fees were $9.1 million and $8.2 million for the three months ended March 31, 2006 and 2005, respectively. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending division and our small business lending and institutional money management subsidiaries. The increased level of fees is primarily attributable to the additional branch offices provided by our acquisitions and de novo branch office openings; certain de-conversion costs from other providers associated with our acquisitions; growth and technological advancements consistent with our product and service offerings; and continued expansion and upgrades to technological equipment, networks and communication channels; partially offset by expense reductions resulting from information technology conversions of our acquisitions completed in 2005, as well as the achievement of certain efficiencies associated with the implementation of various technology projects. The information technology conversions of FBA, IBOC, NSB and FNBS were completed in June 2005, October 2005, December 2005 and February 2006, respectively.

         Legal, examination and professional fees were $2.1 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively. The decrease is primarily attributable to higher professional fees paid in 2005 related to fees paid for accounting and other services, including operational and systems support, provided by the seller of CIB Bank pursuant to a service agreement to provide services from the November 2004 sale date through the system conversion date in February 2005. The reduction in 2006 is also attributable to the settlement and final resolution of certain defense litigation in the fourth quarter of 2005. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation costs primarily related to acquired entities have all contributed to the overall expense levels in 2005 and 2006.

         Amortization of intangibles associated with the purchase of subsidiaries was $1.5 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase is attributable to core deposit intangibles associated with our acquisitions of FBA, IBOC and NSB completed in 2005 and our acquisition of FNBS completed in January 2006.

         Charitable contributions expense was $1.6 million and $106,000 for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to First Bank's charitable contributions to the Dierberg Operating Foundation, Inc., a charitable foundation created by our Chairman and members of his immediate family, as further discussed in Note 6 to our Consolidated Financial Statements.

         Other expense was $7.1 million and $6.1 million for the three months ended March 31, 2006 and 2005, respectively. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase is primarily attributable to:

         >> a $617,000 specific reserve established in March 2006 for the estimated loss associated with a $3.1 million unfunded letter of credit acquired with the acquisition of CIB Bank; and

         >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch office and our acquisitions completed during 2005 and 2006.


Provision for Income Taxes

         The provision for income taxes was $11.7 million and $13.3 million for the three months ended March 31, 2006 and 2005, representing an effective tax rate of 28.9% and 37.5%, respectively. The decrease in the effective tax rate is primarily attributable to a $3.2 million reduction of the provision for federal and state income taxes in the first quarter of 2006 resulting from the reversal of certain tax reserves no longer deemed necessary. Exclusive of this nonrecurring transaction, the reduced effective tax rate of 36.8% for the three months ended March 31, 2006 reflects our utilization of certain state tax credits.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of March 31, 2006 and December 31, 2005 are summarized as follows:


                                                            March 31, 2006           December 31, 2005
                                                        ----------------------    -----------------------
                                                         Notional     Credit       Notional      Credit
                                                          Amount     Exposure       Amount      Exposure
                                                          ------     --------       ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges............................   $ 300,000       --          300,000         114
         Fair value hedges...........................          --       --           25,000         748
         Interest rate floor agreement...............     100,000        4          100,000          70
         Interest rate lock commitments..............       6,700       --            5,900          --
         Forward commitments to sell
           mortgage-backed securities................      47,000       --           47,000          --
                                                        =========      ===          =======         ===

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

         During the three months ended March 31, 2006 and 2005, we realized net interest expense of $1.4 million and net interest income of $3.6 million, respectively, on our derivative financial instruments. The decreased earnings are primarily attributable to continued increases in prevailing interest rates, the maturity of $200.0 million notional amount of interest rate swap agreements designated as cash flow hedges in March 2005 and the termination of $150.0 million, $101.2 million and $25.0 million of interest rate swap agreements designated as fair value hedges in February 2005, May 2005 and February 2006, respectively, as further discussed below. Although the Company has implemented other methods to mitigate the reduction in net interest income, the maturity and termination of the swap agreements has resulted in a compression of our net interest margin of approximately 23 basis points for the three months ended March 31, 2006, in comparison to the comparable period in 2005. We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $66,000 and $590,000 for the three months ended March 31, 2006 and 2005, respectively. The net losses recorded in 2006 reflect changes in the value of our interest rate floor agreement entered into in September 2005, as further discussed below. The net losses recorded in 2005 reflect valuation changes in the fair value of our fair value hedges and the underlying hedged liabilities.

Cash Flow Hedges. We entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

         >> During March 2001, April 2001, and July 2003, we entered into interest rate swap agreements of $200.0 million, $175.0 million and $200.0 million notional amount, respectively. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.82%, 2.82% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001 in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program, and on April 2, 2006, the remaining $100.0 million notional amount of these swap agreements matured. In addition, the $200.0 million notional amount swap agreement that we entered into in March 2001 matured on March 21, 2005. The amount receivable by us under the swap agreements was $2.4 million at March 31, 2006 and December 31, 2005 and the amount payable by us under the swap agreements was $2.7 million and $2.5 million at March 31, 2006 and December 31, 2005, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of March 31, 2006 and December 31, 2005 were as follows:

                                                       Notional    Interest Rate   Interest Rate     Fair
                          Maturity Date                 Amount         Paid          Received        Value
                          -------------                 ------         ----          --------        -----
                                                                   (dollars expressed in thousands)

         March 31, 2006:
             April 2, 2006.........................    $100,000        4.93%           5.45%        $   (10)
             July 31, 2007.........................     200,000        4.90            3.08          (5,547)
                                                       --------                                     -------
                                                       $300,000        4.91            3.87         $(5,557)
                                                       ========        ====            ====         =======

         December 31, 2005:
             April 2, 2006.........................    $100,000        4.43%           5.45%        $   205
             July 31, 2007.........................     200,000        4.40            3.08          (5,296)
                                                       --------                                     -------
                                                       $300,000        4.41            3.87         $(5,091)
                                                       ========        ====            ====         =======

Fair Value Hedges. We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $150.0 million notional amount of five-year interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate, or LIBOR. The underlying hedged liabilities were a portion of our other time deposits. The terms of the swap agreements provided for us to pay interest on a quarterly basis and receive interest on a semiannual basis. In February 2005, we terminated the swap agreements. The termination of the swap agreements resulted from an increasing level of ineffectiveness associated with the correlation of the hedge positions between the swap agreements and the underlying hedged liabilities that had been anticipated as the swap agreements neared their originally scheduled maturity dates in January 2006. The resulting $3.1 million basis adjustments of the underlying hedged liabilities were recorded as interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately ten months. At December 31, 2005, the basis adjustments associated with these swap agreements were fully amortized.

         >> During May 2002, March 2003 and April 2003, we entered into $55.2 million, $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month LIBOR plus 2.30%, 2.55% and 2.58%, respectively. The underlying hedged liabilities were a portion of our subordinated debentures. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. The amounts receivable and payable by us under the swap agreements at December 31, 2005 were $506,000 and $420,000, respectively. In May 2005, we terminated the $55.2 million and $46.0 million notional swap agreements in order to appropriately modify future hedge positions in accordance with our interest rate risk management program. The resulting $854,000 basis adjustment of the underlying hedged liabilities, in aggregate, was being recorded as a reduction of interest expense over the remaining maturities of the underlying hedged liabilities, which ranged from 26 to 28 years at the time of the termination. Effective February 16, 2006, we terminated the remaining $25.0 million notional swap agreement. In conjunction with this transaction, we recorded the resulting $1.7 million basis adjustment of the underlying hedged liabilities and the remaining balance of the basis adjustments associated with the swap agreements that were terminated in May 2005, totaling $834,000, in our consolidated statements of income. The recognition of the net basis adjustments on all of the terminated fair value interest rate swap agreements resulted in a pre-tax loss of $849,000.

Interest Rate Floor Agreement. In September 2005, we entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with our interest rate risk management program. The interest rate floor agreement provides for us to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. The carrying value of the interest rate floor agreement, which is included in other assets in our consolidated balance sheets, was $4,000 and $70,000 at March 31, 2006 and December 31, 2005, respectively.

         During 2003 and 2004, we entered into five term repurchase agreements under master repurchase agreements with unaffiliated third parties, as further described in Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreements were entered into with the objective of stabilizing net interest income over time and further protecting our net interest margin against changes in interest rates. The interest rate floor agreements included within the term repurchase agreements (and the interest rate cap agreements previously included within the term repurchase agreements) represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term repurchase agreements are reflected in other borrowings in our consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in our consolidated statements of income. In March 2005, in accordance with our interest rate risk management program, we modified our term repurchase agreements to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the existing interest rate spread to LIBOR for the underlying agreements. The modified terms of the term repurchase agreements became effective during the second quarter of 2005. We did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments. In November 2005, we terminated a $50.0 million term repurchase agreement with a maturity date of August 15, 2006, and simultaneously recognized a loss of $2.9 million on the sale of available-for-sale investment securities associated with the termination of the term repurchase agreement. As further discussed in Note 9 to our Consolidated Financial Statements, on February 14, 2006, we terminated the two $50.0 million term repurchase agreements with maturity dates of June 14, 2007, and simultaneously recognized a $1.6 million loss on the sale of $100.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements. In addition, as further discussed in Note 9 to our Consolidated Financial Statements, on March 28, 2006, we terminated the $50.0 million term repurchase agreement with a maturity date of August 1, 2007, and simultaneously recognized a $746,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement.

Pledged Collateral. At March 31, 2006 and December 31, 2005, we had a $2.0 million letter of credit issued on our behalf to the counterparty and had pledged investment securities available for sale with a fair value of $5.8 million and $5.1 million, respectively, in connection with our interest rate swap agreements. In addition, at December 31, 2005, we had pledged cash of $1.8 million as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in other assets in our consolidated balance sheets was $563,000 and ($49,000) at March 31, 2006 and December 31, 2005, respectively.


                       Loans and Allowance for Loan Losses

         Interest and fees on loans, which represents the principal source of income for First Banks, were 89.2% of total interest income for the three months ended March 31, 2006, in comparison to 83.9% for the comparable period in 2005. Total loans, net of unearned discount, increased $150.5 million to $7.17 billion, or 76.3% of total assets, at March 31, 2006, compared to $7.02 billion, or 76.6% of total assets, at December 31, 2005. The overall increase in loans, net of unearned discount, in 2006 is primarily attributable to internal loan growth and our acquisition of FNBS, which provided loans, net of unearned discount, of $49.3 million, partially offset by the securitization of $77.1 million of certain residential mortgage loans and the sale and payoff of certain of our nonperforming loans that were held for sale at December 31, 2005. The net increase is attributable to:

         >> an increase of $126.5 million in our real estate mortgage portfolio primarily attributable to internal growth within our loan portfolio and our acquisitions completed during 2006. Our acquisition of FNBS provided real estate mortgage loans of $39.5 million. The securitization of $77.1 million of certain residential mortgage loans in March 2006 resulted in a change in our asset structure from residential mortgage loans to available-for-sale investment securities. Exclusive of these transactions, our portfolio increased $164.1 million from internal growth, largely attributable to management's business strategy decision in the third quarter of 2005 to retain certain mortgage loan production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products;

         >> an increase of $80.0 million in our real estate construction and development portfolio resulting primarily from new loan originations and seasonal fluctuations on existing and available credit lines, as well as $3.9 million of loans provided by our acquisition of FNBS; and

         >> an increase of $38.9 million in our commercial, financial and agricultural portfolio, primarily attributable to internal loan production, including $4.8 million of loans provided by our acquisition of FNBS; partially offset by

         >> a $91.6 million decrease in our loans held for sale portfolio resulting from the timing of loan sales in the secondary mortgage market, the sale of certain nonperforming loans that were transferred to our held for sale portfolio on December 31, 2005, and the payoff of a single nonperforming loan in January 2006 that was included in our held for sale portfolio at December 31, 2005, as further discussed below.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2006 and December 31, 2005:

                                                                                   March 31,      December 31,
                                                                                     2006             2005
                                                                                     ----             ----
                                                                                (dollars expressed in thousands)
         Commercial, financial and agricultural:
           Nonaccrual.......................................................     $   18,762            4,937
         Real estate construction and development:
           Nonaccrual.......................................................          3,670           11,137
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual....................................................          9,941            9,576
              Restructured..................................................             10               10
           Multi-family residential loans:
              Nonaccrual....................................................            719              740
           Commercial real estate loans:
              Nonaccrual....................................................         33,789           70,625
         Lease financing:
           Nonaccrual.......................................................             10               11
         Consumer and installment:
           Nonaccrual.......................................................            197              160
                                                                                 ----------        ---------
                  Total nonperforming loans.................................         67,098           97,196
         Other real estate..................................................          3,288            2,025
                                                                                 ----------        ---------
                  Total nonperforming assets................................     $   70,386           99,221
                                                                                 ==========        =========

         Loans, net of unearned discount....................................     $7,171,283        7,020,771
                                                                                 ==========        =========

         Loans past due 90 days or more and still accruing..................     $    2,211            5,576
                                                                                 ==========        =========

         Ratio of:
           Allowance for loan losses to loans...............................           1.96%            1.93%
           Nonperforming loans to loans.....................................           0.94             1.38
           Allowance for loan losses to nonperforming loans.................         209.00           139.23
           Nonperforming assets to loans and other real estate..............           0.98             1.41
                                                                                 ==========        =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, decreased to $67.1 million at March 31, 2006, from $97.2 million at December 31, 2005 and $79.8 million at March 31, 2005. Other real estate owned was $3.3 million, $2.0 million and $1.8 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, improved by $28.8 million, or 29.1%, during the first quarter of 2006 to $70.4 million at March 31, 2006, compared to $99.2 million at December 31, 2005 and $81.6 million at March 31, 2005. A significant portion of our nonperforming assets includes nonperforming loans associated with our acquisition of CIB Bank in November 2004, which have decreased to $18.2 million, or 27.1% of our total nonperforming loans at March 31, 2006, from $55.0 million, or 56.6% of our nonperforming loans at December 31, 2005, and $43.7 million, or 54.8% of our nonperforming loans at March 31, 2005. Nonperforming loans were 0.94% of loans, net of unearned discount, at March 31, 2006, compared to 1.38% at December 31, 2005 and 1.30% at March 31, 2005. Additionally, loans past due 90 days or more and still accruing interest decreased to $2.2 million at March 31, 2006, from $5.6 million at

December 31, 2005 and $8.8 million at March 31, 2005. The decrease in nonperforming loans and past due loans during the three months ended March 31, 2006 primarily resulted from our continued emphasis on improving asset quality, the sale of certain nonperforming loans, loan payoffs and/or external refinancing of various credits. We had been actively marketing approximately $59.7 million of nonperforming loans that were transferred to our held for sale portfolio on December 31, 2005. In January 2006, we received a payoff on one of the loans held for sale that had a carrying value of $12.4 million at December 31, 2005. In conjunction with this transaction, we recognized a loan recovery of $5.0 million and interest and late fees of $2.0 million on the payoff of the loan. In March 2006, we completed the sale of the majority of the remaining loans held for sale that had a carrying value of approximately $32.5 million, in aggregate, at December 31, 2005, and recorded a pre-tax gain of approximately $1.7 million on the sale of these loans. We continue to actively market the remaining nonaccrual loans in our held for sale portfolio. The overall decrease in our nonperforming loans during 2006 was partially offset by the addition of an $8.9 million loan in our southern California market that was placed on nonaccrual status in March 2006 due to deterioration of the financial position of the borrower.

         We recorded net loan recoveries of $3.3 million for the three months ended March 31, 2006, compared to net loan charge-offs of $6.6 million for the comparable period in 2005. Net loan recoveries for 2006 included a loan recovery of $5.0 million on the payoff of a single loan, as discussed above. Our allowance for loan losses was $140.2 million at March 31, 2006, compared to $135.3 million at December 31, 2005 and $144.2 million at March 31, 2005. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.96% at March 31, 2006, compared to 1.93% at December 31, 2005 and 2.34% at March 31, 2005. Our allowance for loan losses as a percentage of nonperforming loans was 209.00% at March 31, 2006, compared to 139.23% at December 31, 2005 and 180.71% at March 31, 2005. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including reduced loan demand within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses. In addition, although we have experienced continued improvement in our nonperforming asset levels, we continue our efforts to reduce the overall level of these assets.

         Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the adjustments necessary to maintain the allowance at appropriate levels. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of income.

         Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 were as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    ---------------------
                                                                                      2006         2005
                                                                                      ----         ----
                                                                               (dollars expressed in thousands)

         Balance, beginning of period...........................................    $135,330      150,707
         Acquired allowances for loan losses....................................         576           --
                                                                                    --------      -------
                                                                                     135,906      150,707
                                                                                    --------      -------
         Loans charged-off......................................................      (3,445)     (12,636)
         Recoveries of loans previously charged-off.............................       6,774        6,083
                                                                                    --------      -------
             Net loan recoveries (charge-offs)..................................       3,329       (6,553)
                                                                                    --------      -------
         Provision for loan losses..............................................       1,000           --
                                                                                    --------      -------
         Balance, end of period.................................................    $140,235      144,154
                                                                                    ========      =======

                                    Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.71 billion and $1.72 billion at March 31, 2006 and December 31, 2005, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at March 31, 2006:


                                                      Certificates of Deposit    Other
                                                        of $100,000 or More    Borrowings          Total
                                                        -------------------    ----------          -----
                                                                  (dollars expressed in thousands)

         Three months or less..........................      $  353,074          187,844           540,918
         Over three months through six months..........         241,554            5,000           246,554
         Over six months through twelve months.........         421,449          162,000           583,449
         Over twelve months............................         251,319           87,800           339,119
                                                             ----------          -------         ---------
              Total....................................      $1,267,396          442,644         1,710,040
                                                             ==========          =======         =========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2006 and December 31, 2005, First Bank's borrowing capacity under the agreement was approximately $641.6 million and $743.6 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $729.1 million and $679.3 million at March 31, 2006 and December 31, 2005, respectively. Exclusive of the FHLB advances outstanding of $14.8 million and $39.3 million at March 31, 2006 and December 31, 2005, respectively, which represent advances assumed in conjunction with various acquisitions, First Bank had no amounts outstanding under its borrowing arrangement with the FHLB at March 31, 2006 and December 31, 2005. On March 17, 2006, First Bank prepaid $20.5 million of FHLB advances, as further discussed in
Note 9 to our Consolidated Financial Statements.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other contractual obligations at March 31, 2006 were as follows:

                                                    Less than      1-3        3-5       Over
                                                     1 Year       Years      Years     5 Years     Total
                                                     ------       -----      -----     -------     -----
                                                                (dollars expressed in thousands)

         Operating leases......................    $   11,349     18,260     12,422     18,973      61,004
         Certificates of deposit (1)...........     2,581,110    770,153    149,983     14,230   3,515,476
         Other borrowings......................       334,844      2,000     10,800         --     347,644
         Notes payable (1).....................        20,000     75,000         --         --      95,000
         Subordinated debentures (1)...........            --         --         --    257,601     257,601
         Other contractual obligations.........         1,098        206         16         17       1,337
                                                   ----------    -------    -------    -------   ---------
              Total............................    $2,948,401    865,619    173,221    290,821   4,278,062
                                                   ==========    =======    =======    =======   =========
         -------------------
         (1) Amounts exclude the related interest expense accrued on these obligations as of March 31, 2006.

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

                       Effects of New Accounting Standards

         In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. We previously adopted the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS No. 115 and SFAS No. 124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. In June 2005, the FASB directed the EITF to issue EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. On January 1, 2006, we implemented the requirements of FSP FAS 115-1 and FAS 124-1, which did not have a material effect on our financial condition or results of operations.

         In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities, issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have several statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. On December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations. Furthermore, in March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier I capital. As further discussed in Note 7 to our Consolidated Financial Statements, we have evaluated the impact of the final rule on our financial condition and results of operations, and determined the implementation of the Federal Reserve's final rules that will be effective in March 2009 would reduce our bank holding company's Tier I capital (to risk-weighted assets) and Tier I capital (to average assets) to 8.52% and 7.77%, respectively, as of March 31, 2006. In October 2005, the Federal Reserve, in conjunction with various other regulatory agencies, announced plans to consider various proposed revisions to U.S. risk-based capital standards that would enhance risk sensitivity of the existing framework. The comment period ended in January 2006. We are awaiting further guidance from the Federal Reserve pending the outcome of the newly proposed revisions, and are continuing to evaluate the proposed changes and their overall impact on our financial condition and results of operations.

         In May 2005, the FASB issued SFAS No. 154 -- Accounting Changes and Error Corrections. SFAS No. 154, a replacement of APB Opinion No. 20 --
Accounting Changes and FASB SFAS No. 3 -- Reporting Accounting Changes in Interim Financial Statements, requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No.
154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. On January 1, 2006, we implemented the requirements of SFAS No. 154, which did not have a material effect on our financial condition or results of operations.

         In July 2005, the FASB issued an exposure draft titled Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109 -- Accounting for
Income Taxes. This exposure draft addresses accounting for tax uncertainties that arise when a position that an entity takes on its tax return may be different from the position that the taxing authority may take, and provides guidance about the accounting for tax benefits associated with uncertain tax positions, classification of a liability recognized for those tax positions, and reporting considerations. The final interpretation is expected to be issued in June 2006 and the requirements, as currently proposed, would be effective in fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of the exposure draft to determine their impact on our financial condition and results of operations.

         In March 2006, the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets. SFAS No. 156, an amendment of FASB SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of a company's fiscal year unless the company has already issued interim financial statements during that fiscal year. We are currently evaluating the requirements of SFAS No. 156 to determine its impact on our financial condition and results of operations.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2005, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 6.4% of net interest income, based on assets and liabilities at December 31, 2005. At March 31, 2006, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with declines in income associated with our interest rate swap agreements and increases in prevailing interest rates, is reflected in our net interest margin for the three months ended March 31, 2006 as compared to the comparable period in 2005 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." During the three months ended March 31, 2006, our asset-sensitive position and overall susceptibility to market risks have not changed materially. However, prevailing interest rates have continued to increase during the three months ended March 31, 2006.

                        ITEM 4 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially effected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures over financial reporting.

                           PART II - OTHER INFORMATION


                                ITEM 6 - EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

    Exhibit Number                      Description
    --------------                      -----------

         4.1      Indenture  between   First   Banks,   Inc.,  as  Issuer,   and
                  Wilmington Trust Company, as Trustee, dated as of March 1, 2006 - filed herewith.

         4.2 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee, and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of March 1, 2006 - file herewith.

         4.3 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of March 1, 2006 - filed herewith.

         4.4 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust IV and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. as Placement Agents, dated as of February 16, 2006 - filed herewith.

         4.5      Floating   Rate   Junior   Subordinated   Deferrable  Interest
                  Debenture of First Banks, Inc., dated as of March 1, 2006 - filed herewith.

         4.6 Capital Securities Subscription Agreement by and among First Bank Statutory Trust IV, First Banks, Inc. and First Tennessee Bank National Association, dated as of March 1, 2006 - file herewith.

         4.7 Capital Securities Subscription Agreement by and among First Bank Statutory Trust IV, First Banks, Inc. and Preferred Term Securities XXI, Ltd., dated as of March 1, 2006 - file herewith.

         4.8 Capital Securities Certificate P-1 of First Bank Statutory Trust IV, dated March 1, 2006 - filed herewith.

         4.9 Capital Securities Certificate P-2 of First Bank Statutory Trust IV, dated March 1, 2006 - filed herewith.

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


Date:  May 12, 2006

                                           FIRST BANKS, INC.


                                           By: /s/ Allen H. Blake
                                               ---------------------------------
                                                   Allen H. Blake
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                           By: /s/ Steven F. Schepman
                                               ---------------------------------
                                                   Steven F. Schepman
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)