Form 10-Q
period 2006-06-30
FIRST BANKS, INC
filed 2006-08-11
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                           --------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                         Shares Outstanding
               Class                                      at July 31, 2006
               -----                                     ------------------

  Common Stock, $250.00 par value                              23,661




                                              FIRST BANKS, INC.

                                              TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

PART I.      FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS.................................................................     1

             CONSOLIDATED STATEMENTS OF INCOME...........................................................     2

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 AND COMPREHENSIVE INCOME................................................................     3

             CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................................     4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................................     5

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...............................................................    19

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................    40

  ITEM 4.    CONTROLS AND PROCEDURES.....................................................................    41

PART II.     OTHER INFORMATION

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    42

  ITEM 6.    EXHIBITS....................................................................................    43

SIGNATURES...............................................................................................    44



                                       PART I - FINANCIAL INFORMATION
                                       ITEM 1 - FINANCIAL STATEMENTS

                                               FIRST BANKS, INC.

                                         CONSOLIDATED BALANCE SHEETS
                       (dollars expressed in thousands, except share and per share data)

                                                                                          June 30,       December 31,
                                                                                            2006             2005
                                                                                            ----             ----
                                                                                         (unaudited)

                                                   ASSETS
                                                   ------

Cash and cash equivalents:
     Cash and due from banks..........................................................   $  208,012         212,667
     Short-term investments...........................................................       29,205          73,985
                                                                                         ----------       ---------
          Total cash and cash equivalents.............................................      237,217         286,652
                                                                                         ----------       ---------

Investment securities:
     Trading..........................................................................       50,928           3,389
     Available for sale...............................................................    1,111,233       1,311,289
     Held to maturity (fair value of $24,180 and $25,791, respectively)...............       24,898          26,105
                                                                                         ----------       ---------
          Total investment securities.................................................    1,187,059       1,340,783
                                                                                         ----------       ---------

Loans:
     Commercial, financial and agricultural...........................................    1,846,153       1,619,822
     Real estate construction and development.........................................    1,808,995       1,564,255
     Real estate mortgage.............................................................    3,561,815       3,469,788
     Consumer and installment.........................................................       69,654          64,724
     Loans held for sale..............................................................      332,411         315,134
                                                                                         ----------       ---------
          Total loans.................................................................    7,619,028       7,033,723
     Unearned discount................................................................      (18,437)        (12,952)
     Allowance for loan losses........................................................     (147,383)       (135,330)
                                                                                         ----------       ---------
          Net loans...................................................................    7,453,208       6,885,441
                                                                                         ----------       ---------

Bank premises and equipment, net of accumulated depreciation and amortization.........      154,614         144,941
Goodwill..............................................................................      226,811         167,056
Bank-owned life insurance.............................................................      113,612         111,442
Deferred income taxes.................................................................      126,313         128,938
Other assets..........................................................................      116,393         105,080
                                                                                         ----------       ---------
          Total assets................................................................   $9,615,227       9,170,333
                                                                                         ==========       =========

                                                 LIABILITIES
                                                 -----------

Deposits:
     Noninterest-bearing demand.......................................................   $1,296,101       1,299,350
     Interest-bearing demand..........................................................      953,791         981,837
     Savings..........................................................................    2,161,286       2,106,470
     Time deposits of $100 or more....................................................    1,328,387       1,076,908
     Other time deposits..............................................................    2,326,380       2,077,266
                                                                                         ----------       ---------
          Total deposits..............................................................    8,065,945       7,541,831
Other borrowings......................................................................      327,996         539,174
Notes payable.........................................................................       85,000         100,000
Subordinated debentures...............................................................      304,270         215,461
Deferred income taxes.................................................................       28,855          27,104
Accrued expenses and other liabilities................................................       77,965          61,762
Minority interest in subsidiary.......................................................        5,823           6,063
                                                                                         ----------       ---------
          Total liabilities...........................................................    8,895,854       8,491,395
                                                                                         ----------       ---------


                                           STOCKHOLDERS' EQUITY
                                           --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding...           --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.......................       12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding..........................................          241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding.............................................        5,915           5,915
Additional paid-in capital............................................................        5,910           5,910
Retained earnings.....................................................................      724,717         673,956
Accumulated other comprehensive loss..................................................      (30,232)        (19,906)
                                                                                         ----------       ---------
          Total stockholders' equity..................................................      719,373         678,938
                                                                                         ----------       ---------
          Total liabilities and stockholders' equity..................................   $9,615,227       9,170,333
                                                                                         ==========       =========


The accompanying notes are an integral part of the consolidated financial statements.



                                             FIRST BANKS, INC.

                              CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                     (dollars expressed in thousands, except share and per share data)


                                                                          Three Months Ended     Six Months Ended
                                                                               June 30,              June 30,
                                                                         --------------------   -------------------
                                                                           2006        2005       2006       2005
                                                                           ----        ----       ----       ----
Interest income:
     Interest and fees on loans........................................  $ 141,728     99,442    273,062    193,612
     Investment securities.............................................     14,856     17,395     29,633     34,944
     Short-term investments............................................      1,147        351      2,270        860
                                                                         ---------   --------   --------   --------
          Total interest income........................................    157,731    117,188    304,965    229,416
                                                                         ---------   --------   --------   --------
Interest expense:
     Deposits:
       Interest-bearing demand.........................................      1,947        932      3,775      1,820
       Savings.........................................................     12,255      6,331     23,438     12,075
       Time deposits of $100 or more...................................     14,258      6,246     25,814     11,600
       Other time deposits.............................................     23,146     16,156     43,180     30,135
     Other borrowings..................................................      3,246      4,234      7,941      7,534
     Notes payable.....................................................      1,477        103      2,897        241
     Subordinated debentures...........................................      5,722      5,365     11,374     10,111
                                                                         ---------   --------   --------   --------
          Total interest expense.......................................     62,051     39,367    118,419     73,516
                                                                         ---------   --------   --------   --------
          Net interest income..........................................     95,680     77,821    186,546    155,900
Provision for loan losses..............................................      5,000     (8,000)     6,000     (8,000)
                                                                         ---------   --------   --------   --------
          Net interest income after provision for loan losses..........     90,680     85,821    180,546    163,900
                                                                         ---------   --------   --------   --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.....     10,996     10,177     21,228     19,476
     Gain on loans sold and held for sale..............................      6,099      6,844     12,920     11,360
     Net loss on investment securities.................................     (1,216)        --     (3,987)        --
     Bank-owned life insurance investment income.......................        652      1,274      1,767      2,534
     Investment management income......................................      2,296      2,220      4,597      4,246
     Other.............................................................      7,052      5,676     14,851      9,790
                                                                         ---------   --------   --------   --------
          Total noninterest income.....................................     25,879     26,191     51,376     47,406
                                                                         ---------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits....................................     42,610     34,548     82,104     67,478
     Occupancy, net of rental income...................................      6,425      5,226     12,660     10,465
     Furniture and equipment...........................................      4,116      3,814      8,079      7,838
     Postage, printing and supplies....................................      1,988      1,324      3,414      2,952
     Information technology fees.......................................      9,190      9,395     18,251     17,545
     Legal, examination and professional fees..........................      2,408      2,082      4,505      4,453
     Amortization of intangibles associated with the purchase
       of subsidiaries.................................................      1,680      1,146      3,197      2,355
     Communications....................................................        604        466      1,158        975
     Advertising and business development..............................      2,150      1,748      3,877      3,395
     Charitable contributions..........................................      1,707      1,572      3,324      1,678
     Other.............................................................      8,173      8,840     15,297     14,896
                                                                         ---------   --------   --------   --------
          Total noninterest expense....................................     81,051     70,161    155,866    134,030
                                                                         ---------   --------   --------   --------
          Income before provision for income taxes and minority
             interest in loss of subsidiary............................     35,508     41,851     76,056     77,276
Provision for income taxes.............................................     13,500     15,005     25,203     28,303
                                                                         ---------   --------   --------   --------
          Income before minority interest in loss of subsidiary........     22,008     26,846     50,853     48,973
Minority interest in loss of subsidiary................................        (78)        --       (236)        --
                                                                         ---------   --------   --------   --------
          Net income...................................................     22,086     26,846     51,089     48,973
Preferred stock dividends..............................................        132        132        328        328
                                                                         ---------   --------   --------   --------
          Net income available to common stockholders..................  $  21,954     26,714     50,761     48,645
                                                                         =========   ========   ========   ========

Basic earnings per common share........................................  $  927.86   1,129.05   2,145.35   2,055.92
                                                                         =========   ========   ========   ========

Diluted earnings per common share......................................  $  916.31   1,110.42   2,118.11   2,025.30
                                                                         =========   ========   ========   ========

Weighted average common stock outstanding..............................     23,661     23,661     23,661     23,661
                                                                         =========   ========   ========   ========


The accompanying notes are an integral part of the consolidated financial statements.



                                              FIRST BANKS, INC.

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                 Six Months Ended June 30, 2006 and 2005 and Six Months Ended December 31, 2005
                             (dollars expressed in thousands, except per share data)




                                                                                                          Accu-
                                                      Adjustable Rate                                    mulated
                                                      Preferred Stock                                    Other
                                                     -----------------                                   Compre-    Total
                                                     Class A                      Additional             hensive    Stock-
                                                     Conver-              Common   Paid-In   Retained    Income    holders'
                                                      tible    Class B    Stock    Capital   Earnings    (Loss)     Equity
                                                      -----    -------    -----    -------   --------    ------     ------

Consolidated balances, December 31, 2004...........  $12,822     241      5,915     5,910    577,836     (1,831)   600,893
                                                                                                                   -------
Six months ended June 30, 2005:
   Comprehensive income:(1)
      Net income...................................       --      --         --        --     48,973         --     48,973
      Other comprehensive loss, net of tax:
          Unrealized losses on investment
            securities.............................       --      --         --        --         --     (3,571)    (3,571)
          Derivative instruments:
              Current period transactions..........       --      --         --        --         --     (2,743)    (2,743)
                                                                                                                   -------
   Total comprehensive income......................                                                                 42,659
   Class A preferred stock dividends,
     $0.50 per share...............................       --      --         --        --       (321)        --       (321)
   Class B preferred stock dividends,
     $0.04 per share...............................       --      --         --        --         (7)        --         (7)
                                                     -------     ---      -----     -----    -------    -------    -------

Consolidated balances, June 30, 2005...............   12,822     241      5,915     5,910    626,481     (8,145)   643,224
                                                                                                                   -------
Six months ended December 31, 2005:
   Comprehensive income:
      Net income...................................       --      --         --        --     47,933         --     47,933
      Other comprehensive loss, net of tax:
          Unrealized losses on investment
            securities.............................       --      --         --        --         --    (12,088)   (12,088)
          Reclassification adjustment for
            investment securities losses
            included in net income.................       --      --         --        --         --      1,867      1,867
          Derivative instruments:
              Current period transactions..........       --      --         --        --         --     (1,540)    (1,540)
                                                                                                                   -------
   Total comprehensive income......................                                                                 36,172
   Class A preferred stock dividends,
     $0.70 per share...............................       --      --         --        --       (448)        --       (448)
   Class B preferred stock dividends,
     $0.07 per share...............................       --      --         --        --        (10)        --        (10)
                                                     -------     ---      -----     -----    -------    -------    -------
Consolidated balances, December 31, 2005...........   12,822     241      5,915     5,910    673,956    (19,906)   678,938
                                                                                                                   -------
Six months ended June 30, 2006:
   Comprehensive income:(1)
      Net income...................................       --      --         --        --     51,089         --     51,089
      Other comprehensive loss, net of tax:
          Unrealized losses on investment
            securities.............................       --      --         --        --         --    (11,903)   (11,903)
          Reclassification adjustment for
            investment securities losses
            included in net income.................       --      --         --        --         --      1,739      1,739
          Derivative instruments:
              Current period transactions..........       --      --         --        --         --       (162)      (162)
                                                                                                                   -------
   Total comprehensive income......................                                                                 40,763
   Class A preferred stock dividends,
     $0.50 per share...............................       --      --         --.       --       (321)        --       (321)
   Class B preferred stock dividends,
     $0.04 per share...............................       --      --         --        --         (7)        --         (7)
                                                     -------     ---      -----     -----    -------    -------    -------
Consolidated balances, June 30, 2006...............  $12,822     241      5,915     5,910    724,717    (30,232)   719,373
                                                     =======     ===      =====     =====    =======    =======    =======


-------------------------
(1) Disclosure of comprehensive income (loss):

                                                                         Three Months Ended      Six Months Ended
                                                                              June 30,               June 30,
                                                                         ------------------    -------------------
                                                                           2006      2005        2006       2005
                                                                           ----      ----        ----       ----
Comprehensive income:
  Net income........................................................     $22,086    26,846      51,089     48,973
  Other comprehensive (loss) income, net of tax:
      Unrealized (losses) gains on investment securities............      (8,343)   10,618     (11,903)    (3,571)
      Reclassification adjustment for investment securities
        losses included in net income...............................         201        --       1,739         --
      Derivative instruments:
          Current period transactions...............................         141       684        (162)    (2,743)
                                                                         -------    ------     -------    -------
Total comprehensive income..........................................     $14,085    38,148      40,763     42,659
                                                                         =======    ======     =======    =======


The accompanying notes are an integral part of the consolidated financial statements.


                                                 FIRST BANKS, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                       (dollars expressed in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                            -----------------------
                                                                                               2006          2005
                                                                                               ----          ----

Cash flows from operating activities:
     Net income..........................................................................   $  51,089        48,973
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment......................       8,975         8,591
       Amortization, net of accretion....................................................       7,018         7,458
       Originations of loans held for sale...............................................    (369,752)     (647,942)
       Proceeds from sales of loans held for sale........................................     444,231       600,315
       Provision for loan losses.........................................................       6,000        (8,000)
       Provision for deferred income taxes...............................................       3,060          (124)
       Decrease in accrued interest receivable...........................................         153         3,721
       Increase in accrued interest payable..............................................         527           769
       Proceeds from sales of trading securities.........................................       4,463            --
       Purchases of trading securities...................................................     (53,580)           --
       Gain on loans sold and held for sale..............................................     (12,920)      (11,360)
       Net loss on investment securities.................................................       3,987            --
       Other operating activities, net...................................................      38,825        14,369
       Minority interest in loss of subsidiary...........................................        (236)           --
                                                                                            ---------      --------
          Net cash provided by operating activities......................................     131,840        16,770
                                                                                            ---------      --------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received..........    (221,092)       (3,311)
     Proceeds from sales of investment securities available for sale.....................     197,027            --
     Maturities of investment securities available for sale..............................     659,466       284,203
     Maturities of investment securities held to maturity................................       2,053         1,130
     Purchases of investment securities available for sale...............................    (515,951)     (219,227)
     Purchases of investment securities held to maturity.................................        (865)         (509)
     Net increase in loans...............................................................    (543,069)      (69,292)
     Recoveries of loans previously charged-off..........................................       8,450        12,059
     Purchases of bank premises and equipment............................................     (10,670)       (6,718)
     Other investing activities, net.....................................................      (1,820)        9,577
                                                                                            ---------      --------
          Net cash (used in) provided by investing activities............................    (426,471)        7,912
                                                                                            ---------      --------

Cash flows from financing activities:
     Decrease in demand and savings deposits.............................................     (53,534)       (6,397)
     Increase in time deposits...........................................................     442,740         7,306
     Decrease in Federal Home Loan Bank advances.........................................     (18,328)       (6,000)
     Decrease in securities sold under agreements to repurchase..........................    (197,985)      (42,259)
     Repayments of notes payable.........................................................     (15,000)      (15,000)
     Proceeds from issuance of subordinated debentures...................................      87,631            --
     Payment of preferred stock dividends................................................        (328)         (328)
                                                                                            ---------      --------
          Net cash provided by (used in) financing activities............................     245,196       (62,678)
                                                                                            ---------      --------
          Net decrease in cash and cash equivalents......................................     (49,435)      (37,996)
Cash and cash equivalents, beginning of period...........................................     286,652       267,110
                                                                                            ---------      --------
Cash and cash equivalents, end of period.................................................   $ 237,217       229,114
                                                                                            =========      ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest on liabilities...........................................................   $ 117,892        72,747
       Income taxes......................................................................      11,290        32,193
                                                                                            =========      ========
     Noncash investing and financing activities:
       Securitization and transfer of loans to investment securities.....................   $ 138,944            --
       Loans transferred to other real estate............................................       3,452         1,247
                                                                                            =========      ========

The accompanying notes are an integral part of the consolidated financial statements.


                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2005 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc. (formerly FB Commercial Finance, Inc.); Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (Adrian Baker); Universal Premium Acceptance Corporation (UPAC) and its wholly owned subsidiary, UPAC of California, Inc.; and Small Business Loan Source LLC (SBLS
LLC). All of the subsidiaries are wholly owned, except for SBLS LLC, which is 51.0% owned by First Bank and 49.0% owned by First Capital America, Inc. (FCA), as further discussed in Note 6 to the Consolidated Financial Statements.


(2)      ACQUISITIONS AND INTEGRATION COSTS

         Completed Acquisitions

         On  January  3,  2006,   First  Banks  acquired  the  majority  of  the
outstanding common stock of First National Bank of Sachse (FNBS), and subsequently acquired the remaining outstanding common stock of FNBS in January 2006, for $20.8 million in cash, in aggregate. FNBS was headquartered and operated one banking office in Sachse, Texas, located in the northeast Dallas metropolitan area. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds. At the time of the acquisition, FNBS had assets of $76.2 million, loans, net of unearned discount, of $49.3 million, deposits of $66.2 million and stockholders' equity of $9.9 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $8.8 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were approximately $3.6 million. FNBS was merged with and into First Bank on January 24, 2006.

         On January 20, 2006, First Bank completed its acquisition of the branch office of Dallas National Bank in Richardson, Texas (Richardson Branch). At the time of the acquisition, the Richardson Branch had assets of $1.1 million, including loans, net of unearned discount, of $144,000, and deposits of $1.1 million.

         On March 31, 2006, First Bank completed its acquisition of Adrian Baker for $7.0 million in cash and certain payments contingent on the future earnings of Adrian Baker for each of the years in the three-year period following the closing date of the transaction. Adrian Baker is an insurance brokerage company based in Clayton, Missouri that provides a comprehensive range of employee benefit and commercial and personal insurance services on a nationwide basis. The acquisition served to diversify First Banks' products and services in the highly-specialized financial services industry. The transaction was funded through internally generated funds. At the time of the acquisition, Adrian Baker had assets of $3.0 million and stockholders' equity of $810,000. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Goodwill, which is not deductible for tax purposes, was approximately $3.9 million. The customer list and related intangibles of approximately $3.7 million, which are not deductible for tax purposes, are being amortized over 15 years utilizing the straight-line method. Adrian Baker operates as a wholly owned subsidiary of First Bank.

         On April 28, 2006, First Banks completed its acquisition of Pittsfield Community Bancorp, Inc. and its wholly owned banking subsidiary, Community Bank of Pittsfield (collectively, Community Bank) for $5.1 million in cash. Community Bank was headquartered in Pittsfield, Illinois and operated two banking offices, one in Pittsfield, Illinois, and one in Mount Sterling, Illinois. On June 16, 2006, First Bank completed its sale of the Mount Sterling office to Beardstown Savings, s.b. The acquisition served to expand First Banks' banking franchise in Pittsfield, Illinois. The transaction was funded through internally generated funds. At the time of the acquisition, after giving effect to the sale of the Mount Sterling office, Community Bank had assets of $17.6 million, loans, net of unearned discount, of $11.1 million, deposits of $12.3 million and stockholder's equity of $3.9 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Goodwill, which is not deductible for tax purposes, was approximately $783,000, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were approximately $517,000. Community Bank was merged with and into First Bank.

         On May 1, 2006, First Banks acquired the majority of the outstanding common stock of First Independent National Bank (FINB), and subsequently acquired the remaining outstanding common stock in May 2006, for $19.2 million in cash, in aggregate. FINB was headquartered in Plano, Texas and operated two banking offices in Plano, Texas, located in Collin County. In addition, FINB was in the process of opening a de novo branch banking office located in the Preston Forest Shopping Center in Dallas County. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with a private placement of $40.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further discussed in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, FINB had assets of $68.2 million, loans, net of unearned discount, of $59.6 million, deposits of $55.5 million and stockholders' equity of $7.3 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Goodwill, which is not deductible for tax purposes, was approximately $9.3 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were approximately $2.5 million. FINB was merged with and into First Bank on May 16, 2006.

         On May 31, 2006,  First Bank  completed  its  acquisition  of KIF, Inc.
(KIF), an Iowa corporation, and its wholly owned subsidiaries, UPAC, a Missouri corporation, and UPAC of California, Inc., a California corporation, for $52.7 million in cash. In conjunction with the acquisition of KIF, First Banks repaid in full the outstanding subordinated notes of KIF and the outstanding senior notes of UPAC, which were $2.2 million and $123.7 million, respectively, at the time of the acquisition. UPAC is an insurance premium finance company headquartered in the Kansas City suburb of Lenexa, Kansas and operates in 49 states. The acquisition served to diversify First Banks' products and services in the highly-specialized financial services industry. The transaction was funded through internally generated funds and a $52.0 million short-term Federal Home Loan Bank advance. At the time of the acquisition, KIF had assets of $152.8 million, loans, net of unearned discount, of $149.2 million and stockholders' equity of $18.3 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $37.1 million. KIF was merged with and into UPAC on June 30, 2006. UPAC of California, Inc. operates as a wholly owned subsidiary of UPAC, which operates as a wholly owned subsidiary of First Bank.

         Pending Acquisitions

         On May 10, 2006, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of San Diego Community Bank (SDCB), located in San Diego, California, for approximately $25.5 million in cash. SDCB operates three banking offices in the San Diego community, with its headquarters in Chula Vista, which is approximately ten miles south of downtown San Diego, and two other banking offices in Kearny Mesa and Otay Mesa. The transaction is expected to be completed during the third quarter of 2006. At June 30, 2006, SDCB had assets of $94.4 million, loans, net of unearned discount, of $76.3 million, deposits of $75.0 million and stockholders' equity of $12.8 million.

         On June 14, 2006, First Banks executed an Agreement and Plan of Reorganization providing for the acquisition of TeamCo, Inc. and its wholly owned banking subsidiary, Oak Lawn Bank (collectively, Oak Lawn), for approximately $13.9 million in cash. Oak Lawn operates its headquarters in Oak Lawn, Illinois, which is approximately 15 miles southwest of the Chicago Loop in Chicago Southland, and a second banking office in Orland Park, Illinois, which is approximately 39 miles southwest of downtown Chicago. The transaction, which is subject to regulatory approvals, is expected to be completed during the third quarter of 2006. At June 30, 2006, Oak Lawn had assets of $72.1 million, loans, net of unearned discount, of $43.7 million, deposits of $62.8 million and stockholders' equity of $6.5 million.

         Subsequent to June 30, 2006, First Banks entered into two agreements related to acquisition transactions, as more fully described in Note 13 to the Consolidated Financial Statements.

         Acquisition and Integration Costs

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $627,000, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to seven individuals with remaining terms ranging from approximately one to 10 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities. A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.

                                                                                    Information
                                                                     Severance    Technology Fees     Total
                                                                     ---------    ---------------     -----
                                                                         (dollars expressed in thousands)

         Balance at December 31, 2005.............................    $  542             134            676
         Six Months Ended June 30, 2006:
           Amounts accrued at acquisition date....................     1,702             963          2,665
           Payments...............................................    (1,617)         (1,097)        (2,714)
                                                                      ------          ------         ------
         Balance at June 30, 2006.................................    $  627              --            627
                                                                      ======          ======         ======

(3) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES AND BRANCH OFFICES

         Intangible assets associated with the purchase of subsidiaries and branch offices, net of amortization, were comprised of the following at June 30, 2006 and December 31, 2005:

                                                               June 30, 2006           December 31, 2005
                                                          -----------------------   -----------------------
                                                            Gross                     Gross
                                                          Carrying    Accumulated   Carrying    Accumulated
                                                           Amount    Amortization    Amount    Amortization
                                                           ------    ------------    ------    ------------
                                                                   (dollars expressed in thousands)

         Amortized intangible assets:
              Core deposit intangibles.................   $ 43,175     (14,774)       36,555     (11,710)
              Customer list and related intangibles....      3,745         (62)           --          --
              Goodwill associated with
                 purchases of branch offices...........      2,210      (1,217)        2,210      (1,146)
                                                          --------     -------       -------     -------
                   Total...............................   $ 49,130     (16,053)       38,765     (12,856)
                                                          ========     =======       =======     =======

         Unamortized intangible assets:
              Goodwill associated with the
                 purchase of subsidiaries..............   $225,818                   165,992
                                                          ========                   =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $1.7 million and $3.2 million for the three and six months ended June 30, 2006, respectively, and $1.1 million and $2.4 million for the comparable periods in 2005. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles, customer list and related intangibles and goodwill associated with branch office purchases, has been estimated in the following table, and does not take into consideration any pending or potential future acquisitions or branch office purchases.

                                                                       (dollars expressed in thousands)
         Year ending December 31:
              2006 remaining......................................................  $  3,461
              2007................................................................     6,923
              2008................................................................     6,923
              2009................................................................     5,019
              2010................................................................     4,559
              2011................................................................     3,067
              Thereafter..........................................................     3,125
                                                                                    --------
                  Total...........................................................  $ 33,077
                                                                                    ========

         Changes in the carrying amount of goodwill for the three and six months ended June 30, 2006 and 2005 were as follows:


                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                               ----------------------    ----------------------
                                                                 2006          2005         2006         2005
                                                                 ----          ----         ----         ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period........................  $ 181,955     152,529       167,056     156,849
         Goodwill acquired during period.....................     44,910       2,217        59,806       2,217
         Acquisition-related adjustments (1).................        (18)        (46)           20      (4,331)
         Amortization - purchases of branch offices..........        (36)        (36)          (71)        (71)
                                                               ---------     -------       -------     -------
         Balance, end of period..............................  $ 226,811     154,664       226,811     154,664
                                                               =========     =======       =======     =======
         ------------------
         (1) Acquisition-related adjustments of $4.3 million recorded in the first quarter of 2005 pertain to the acquisition  of  CIB  Bank.  Acquisition-related adjustments included additional purchase accounting adjustments  necessary  to  appropriately  adjust  preliminary  goodwill recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect  the  receipt of additional valuation data.


(4)      SERVICING RIGHTS

         Mortgage Banking Activities. At June 30, 2006 and December 31, 2005, First Banks serviced mortgage loans for others amounting to $1.10 billion and $1.01 billion, respectively. Changes in mortgage servicing rights, net of amortization, for the three and six months ended June 30, 2006 and 2005 were as follows:


                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                               ----------------------    ----------------------
                                                                 2006          2005         2006         2005
                                                                 ----          ----         ----         ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period........................  $ 7,034        9,181         6,623      10,242
         Servicing rights acquired...........................       --          435            --         435
         Originated mortgage servicing rights (1)(2).........    1,270          188         2,728         401
         Amortization........................................   (1,067)      (1,302)       (2,114)     (2,576)
                                                               -------       ------        ------      ------
         Balance, end of period..............................  $ 7,237        8,502         7,237       8,502
                                                               =======       ======        ======      ======
         -------------------
         (1)  In March 2006, First Banks capitalized  mortgage servicing  rights  of $1.2 million associated with the securitization of $77.1 million of certain  residential  mortgage  loans  held in the Company's loan portfolio, resulting  in  the  recognition of $1.2 million in loan servicing income related to the future servicing of the underlying loans.
         (2)  In April 2006, First Banks capitalized mortgage servicing rights of  $927,000  associated with  the securitization of $61.8 million of certain residential  mortgage  loans  held in the Company's loan portfolio, resulting in the recognition of $927,000 in loan  servicing income related to the future servicing of the underlying loans.


         First Banks did not incur any impairment of mortgage servicing rights during the three and six months ended June 30, 2006 and 2005.

         Amortization of mortgage servicing rights at June 30, 2006 has been estimated in the following table:

                                                                       (dollars expressed in thousands)

         Year ending December 31:
              2006 remaining......................................................  $ 1,632
              2007................................................................    2,279
              2008................................................................    1,214
              2009................................................................      721
              2010................................................................      511
              2011................................................................      384
              Thereafter..........................................................      496
                                                                                    -------
                  Total...........................................................  $ 7,237
                                                                                    =======

         Other Servicing Activities. At June 30, 2006 and December 31, 2005, First Banks serviced United States Small Business Administration (SBA) loans for others amounting to $145.3 million and $163.4 million, respectively. Changes in SBA servicing rights, net of amortization and impairment, for the three and six months ended June 30, 2006 and 2005 were as follows:

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                                ----------------------     ----------------------
                                                                  2006          2005          2006        2005
                                                                  ----          ----          ----        ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period........................   $ 8,942        12,595         9,489      13,013
         Originated SBA servicing rights.....................       146           348           318         539
         Amortization........................................      (417)         (592)         (858)     (1,201)
         Impairment..........................................      (462)           --          (740)         --
                                                                -------        ------         -----      ------
         Balance, end of period..............................   $ 8,209        12,351         8,209      12,351
                                                                =======        ======         =====      ======

         First Banks recognized impairment of $462,000 and $740,000 for the three and six months ended June 30, 2006, respectively, primarily resulting from certain loans placed on nonaccrual status and payoffs received on certain existing loans. First Banks did not incur any impairment of SBA servicing rights during the three and six months ended June 30, 2005.

         Amortization of SBA servicing rights at June 30, 2006 has been estimated in the following table:

                                                                       (dollars expressed in thousands)

         Year ending December 31:
              2006 remaining......................................................  $   763
              2007................................................................    1,332
              2008................................................................    1,115
              2009................................................................      932
              2010................................................................      777
              2011................................................................      646
              Thereafter..........................................................    2,644
                                                                                    -------
                  Total...........................................................  $ 8,209
                                                                                    =======

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30, 2006 and 2005:


                                                                                                   Per Share
                                                                       Income         Shares         Amount
                                                                       ------         ------         ------
                                                              (dollars in thousands, except share and per share data)

     Three months ended June 30, 2006:
         Basic EPS - income available to common stockholders.........  $21,954         23,661      $   927.86
         Effect of dilutive securities:
           Class A convertible preferred stock.......................      128            438          (11.55)
                                                                       -------        -------      ----------
         Diluted EPS - income available to common stockholders.......  $22,082         24,099      $   916.31
                                                                       =======        =======      ==========

     Three months ended June 30, 2005:
         Basic EPS - income available to common stockholders.........  $26,714         23,661      $ 1,129.05
         Effect of dilutive securities:
           Class A convertible preferred stock.......................      128            512          (18.63)
                                                                       -------        -------      ----------
         Diluted EPS - income available to common stockholders.......  $26,842         24,173      $ 1,110.42
                                                                       =======        =======      ==========

     Six months ended June 30, 2006:
         Basic EPS - income available to common stockholders.........  $50,761         23,661      $ 2,145.35
         Effect of dilutive securities:
           Class A convertible preferred stock.......................      321            456          (27.24)
                                                                       -------        -------      ----------
         Diluted EPS - income available to common stockholders.......  $51,082         24,117      $ 2,118.11
                                                                       =======        =======      ==========

     Six months ended June 30, 2005:
         Basic EPS - income available to common stockholders.........  $48,645         23,661      $ 2,055.92
         Effect of dilutive securities:
           Class A convertible preferred stock.......................      321            516          (30.62)
                                                                       -------        -------      ----------
         Diluted EPS - income available to common stockholders.......  $48,966         24,177      $ 2,025.30
                                                                       =======        =======      ==========


(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $7.3 million and $15.0 million for the three and six months ended June 30, 2006, respectively, and $7.9 million and $14.7 million for the comparable periods in 2005. First Services, L.P. leases information technology and other equipment from First Bank. During the three months ended June 30, 2006 and 2005, First Services, L.P. paid First Bank $1.0 million and $1.1 million, respectively, and during the six months ended June 30, 2006 and 2005, First Services, L.P. paid First Bank $2.2 million in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $809,000 and $1.4 million for the three and six months ended June 30, 2006, respectively, and $544,000 and $1.2 million for the comparable periods in 2005, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC D/B/A First Banc Insurors (First Title), a limited liability company established and administered by First Banks' Chairman and members of his immediate family, received approximately $42,000 and $117,000 for the three and six months ended June 30, 2006, respectively, and $96,000 and $183,000 for the comparable periods in 2005, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which these commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $105,000 and $191,000 for the three and six months ended June 30, 2006, respectively, and $91,000 and $169,000 for the comparable periods in 2005.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $55.9 million and $37.9 million at June 30, 2006 and December 31, 2005, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         In June 2005, FCA, a corporation owned by First Banks' Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million in cash pursuant to a written option agreement with First Bank.

         In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provides a $50.0 million warehouse line of credit for loan funding purposes. The Agreement provided for an initial maturity date of June 30, 2008, which was extended on June 15, 2006 by First Bank to June 30, 2009. Interest is payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance of advances outstanding under this line of credit was $33.8 million and $31.4 million at June 30, 2006 and December 31, 2005, respectively. Interest expense recorded under the Agreement by SBLS LLC for the three and six months ended June 30, 2006 was $652,000 and $1.2 million.

         In August 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provided for WWT to provide information technology services associated with the upgrade of personal computers for First Bank employees in an ongoing effort to further standardize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services with fees not to exceed $500,000 for this phase of the project. As of June 30, 2006, First Bank had made payments of $478,000 under the contract.

         On May 31, 2006, Adrian Baker, a newly acquired subsidiary of First Bank, purchased the personal and commercial insurance book of business from First Title. The revenue associated with the personal and commercial insurance book of business was estimated at approximately $300,000, subject to an adjustment based upon the receipt of an evaluation of the book of business by an independent third party. First Bank has engaged an independent third party to perform a business valuation of the personal and commercial insurance book of business of First Title. Upon completion of the business valuation by the independent third party, Adrian Baker and First Title expect to adjust the estimated $300,000 recorded on May 31, 2006 to the valuation amount as provided by the independent third party.

         During the three and six months ended June 30, 2006, First Bank contributed $2.5 million and $3.0 million to the Dierberg Operating Foundation, Inc., a charitable foundation created by and for the benefit of First Banks' Chairman and members of his immediate family. There were no charitable contributions made to this organization during the comparable periods in 2005.


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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2006, First Banks and First Bank were each well capitalized. As of June 30, 2006, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At June 30, 2006 and December 31, 2005, First Banks' and First Bank's required and actual capital ratios were as follows:

                                                                   Actual               For          To Be Well
                                                         -------------------------    Capital     Capitalized Under
                                                          June 30,    December 31,    Adequacy    Prompt Corrective
                                                            2006          2005        Purposes    Action Provisions
                                                            ----          ----        --------    -----------------

Total capital (to risk-weighted assets):
         First Banks...................................    10.38%        10.14%         8.0%            10.0%
         First Bank....................................    10.25         10.66          8.0             10.0

Tier 1 capital (to risk-weighted assets):
         First Banks...................................     8.59          8.88          4.0              6.0
         First Bank....................................     9.00          9.41          4.0              6.0

Tier 1 capital (to average assets):
         First Banks...................................     8.12          8.13          3.0              5.0
         First Bank....................................     8.52          8.61          3.0              5.0

         In March, 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Federal Reserve's final rules that will be effective in March 2009 would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.72% and 7.30%, respectively, as of June 30, 2006.


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

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                     Corporate, Other
                                                                     and Intercompany
                                             First Bank            Reclassifications (1)        Consolidated Totals
                                      ------------------------    ------------------------    -----------------------
                                       June 30,   December 31,     June 30,   December 31,     June 30,  December 31,
                                         2006         2005           2006         2005           2006        2005
                                         ----         ----           ----         ----           ----        ----
                                                             (dollars expressed in thousands)

Balance sheet information:

Investment securities...............  $1,161,143    1,324,219        25,916      16,564       1,187,059    1,340,783
Loans, net of unearned discount.....   7,600,591    7,020,771            --          --       7,600,591    7,020,771
Goodwill............................     226,811      167,056            --          --         226,811      167,056
Total assets........................   9,584,833    9,148,931        30,394      21,402       9,615,227    9,170,333
Deposits............................   8,157,836    7,601,162       (91,891)    (59,331)      8,065,945    7,541,831
Notes payable.......................          --           --        85,000     100,000          85,000      100,000
Subordinated debentures.............          --           --       304,270     215,461         304,270      215,461
Stockholders' equity................   1,002,010      931,192      (282,637)   (252,254)        719,373      678,938
                                      ==========    =========      ========    ========       =========    =========

                                                                     Corporate, Other
                                                                     and Intercompany
                                             First Bank            Reclassifications (1)        Consolidated Totals
                                      ------------------------    ------------------------    -----------------------
                                         Three Months Ended          Three Months Ended          Three Months Ended
                                              June 30,                    June 30,                    June 30,
                                      ------------------------    ------------------------    -----------------------
                                         2006          2005          2006         2005           2006         2005
                                         ----          ----          ----         ----           ----         ----
                                                             (dollars expressed in thousands)
Income statement information:

Interest income.....................   $ 157,503      117,008           228         180         157,731      117,188
Interest expense....................      54,979       33,917         7,072       5,450          62,051       39,367
                                       ---------     --------       -------     -------        --------     --------
   Net interest income..............     102,524       83,091        (6,844)     (5,270)         95,680       77,821
Provision for loan losses...........       5,000       (8,000)           --          --           5,000       (8,000)
                                       ---------     --------       -------     -------        --------     --------
   Net interest income after
      provision for loan losses.....      97,524       91,091        (6,844)     (5,270)         90,680       85,821
                                       ---------     --------       -------     -------        --------     --------
Noninterest income..................      26,015       26,376          (136)       (185)         25,879       26,191
Noninterest expense.................      80,446       69,567           605         594          81,051       70,161
                                       ---------     --------       -------     -------        --------     --------
   Income before provision for
      income taxes and minority
      interest in loss of
      subsidiary....................      43,093       47,900        (7,585)     (6,049)         35,508       41,851
Provision for income taxes..........      16,152       17,114        (2,652)     (2,109)         13,500       15,005
                                       ---------     --------       -------     -------        --------     --------
   Income before minority interest
      in loss of subsidiary.........      26,941       30,786        (4,933)     (3,940)         22,008       26,846
Minority interest in loss
      of subsidiary.................         (78)          --            --          --             (78)          --
                                       ---------     --------       -------     -------        --------     --------
   Net income.......................   $  27,019       30,786        (4,933)     (3,940)         22,086       26,846
                                       =========     ========       =======     =======        ========     ========

                                                                     Corporate, Other
                                                                     and Intercompany
                                             First Bank            Reclassifications (1)        Consolidated Totals
                                      ------------------------    ------------------------    -----------------------
                                          Six Months Ended           Six Months Ended            Six Months Ended
                                              June 30,                   June 30,                     June 30,
                                      ------------------------    ------------------------    -----------------------
                                         2006          2005          2006         2005           2006         2005
                                         ----          ----          ----         ----           ----         ----
                                                             (dollars expressed in thousands)
Income statement information:

Interest income.....................   $ 304,527      229,070           438         346         304,965      229,416
Interest expense....................     104,363       63,196        14,056      10,320         118,419       73,516
                                       ---------     --------      --------     -------        --------     --------
   Net interest income..............     200,164      165,874       (13,618)     (9,974)        186,546      155,900
Provision for loan losses...........       6,000       (8,000)           --          --           6,000       (8,000)
                                       ---------     --------      --------     -------        --------     --------
   Net interest income after
      provision for loan losses.....     194,164      173,874       (13,618)     (9,974)        180,546      163,900
                                       ---------     --------      --------     -------        --------     --------
Noninterest income..................      51,756       47,842          (380)       (436)         51,376       47,406
Noninterest expense.................     153,615      131,745         2,251       2,285         155,866      134,030
                                       ---------     --------      --------     -------        --------     --------
   Income before provision for
      income taxes and minority
      interest in loss of
      subsidiary....................      92,305       89,971       (16,249)    (12,695)         76,056       77,276
Provision for income taxes..........      30,890       32,734        (5,687)     (4,431)         25,203       28,303
                                       ---------     --------      --------     -------        --------     --------
   Income before minority interest
      in loss of subsidiary.........      61,415       57,237       (10,562)     (8,264)         50,853       48,973
Minority interest in loss of                (236)          --            --          --            (236)          --
      subsidiary....................   ---------     --------      --------     -------        --------     --------

   Net income.......................   $  61,651       57,237       (10,562)     (8,264)         51,089       48,973
                                       =========     ========      ========     =======        ========     ========
------------------
(1) Corporate and other includes $3.7 million and $3.5 million of interest expense on subordinated debentures, after applicable income tax benefits of  $2.0 million and $1.9 million, for  the three  months ended June 30, 2006 and
    2005, respectively. For the six months ended June 30, 2006 and 2005,  corporate and  other includes $7.4 million and  $6.6 million of  interest  expense  on  subordinated  debentures, after  applicable  income tax benefits of
    $4.0 million and $3.5 million, respectively.


(9)      OTHER BORROWINGS

         Other borrowings were comprised of the following at June 30, 2006 and December 31, 2005:


                                                                               June 30,          December 31,
                                                                                 2006                2005
                                                                           ---------------     ---------------
                                                                             (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily........................................................   $ 201,889            199,874
              Term.........................................................     100,000            300,000
         FHLB advances (1).................................................      26,107             39,300
                                                                              ---------           --------
                  Total....................................................   $ 327,996            539,174
                                                                              =========           ========
         ------------------
         (1)  On March 17, 2006 and May 10, 2006, First Bank  prepaid $20.5 million and $14.8 million, respectively, of FHLB advances that were assumed in conjunction with previous acquisitions. First Bank did not incur any losses associated with the prepayment of  the  FHLB  advances. These  prepayments  were  partially offset by a short-term advance of $25.0 million borrowed by First Bank in June 2006.


         The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank's term repurchase agreements as of June 30, 2006 and December 31, 2005 were as follows:


                                                        Par           Interest Rate       Interest Rate Floor
                      Maturity Date                    Amount           Spread (1)         Strike Price (1)
                      -------------                    ------           ----------         ----------------
                                                 (dollars expressed
                                                    in thousands)

         June 30, 2006:
             January 12, 2007 (2)..............      $ 100,000       LIBOR + 0.0050%         3.00% / Floor
                                                     =========

         December 31, 2005:
             January 12, 2007..................      $ 150,000       LIBOR + 0.0050%         3.00% / Floor
             June 14, 2007 (3).................         50,000       LIBOR - 0.3300%         3.00% / Floor
             June 14, 2007 (3).................         50,000       LIBOR - 0.3400%         3.00% / Floor
             August 1, 2007 (4)................         50,000       LIBOR + 0.0800%         3.00% / Floor
                                                     ---------
                                                     $ 300,000
                                                     =========
         ------------------
         (1)  The interest rate paid on the term repurchase agreement is based  on  the three-month London Interbank
              Offering Rate (LIBOR) reset in arrears plus the spread amount shown  above  minus  a  floating  amount equal to the differential between the three-month LIBOR reset in arrears  and  the  strike price shown above, if the three-month LIBOR  reset  in  arrears  falls  below the strike price associated with the interest rate floor agreements.
         (2)  First Bank terminated $50.0 million of this term repurchase agreement on April 28, 2006, resulting  in an $83,000 prepayment penalty and the recognition of a $310,000  loss on the sale of  $50.0 million of available-for-sale  investment  securities  associated  with  the  termination  of the term repurchase agreement.
         (3)  First Bank  terminated  these  term  repurchase agreements on February 14, 2006, and recognized a $1.6 million loss on the sale of $100.0  million  of  available-for-sale  investment  securities associated with the termination of the term repurchase agreements.
         (4)  First  Bank  terminated  this  term  repurchase agreement on March 28, 2006, resulting in a prepayment penalty of $223,000, and the recognition of a $746,000 loss on the sale of $50.0 million of available-
              for-sale investment securities associated with the termination of the term repurchase agreement.

         Subsequent to June 30, 2006, First Banks entered into a term repurchase agreement, as more fully described in Note 13 to the Consolidated Financial
Statements.

(10)     NOTES PAYABLE

         Notes payable were comprised of the following at June 30, 2006 and December 31, 2005:


                                                                               June 30,          December 31,
                                                                                 2006                2005
                                                                           ---------------     ---------------
                                                                             (dollars expressed in thousands)

         Term loan.........................................................    $85,000             100,000
                                                                               =======            ========

         First Banks' $122.5 million Amended and Restated Secured Credit Agreement, dated August 11, 2005, with a group of unaffiliated financial institutions (Credit Agreement) is secured by First Banks' ownership interest in the capital stock of its subsidiaries. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the $7.5 million letter of credit facility portion of the Credit Agreement were $900,000 and $2.9 million at June 30, 2006 and December 31, 2005, respectively, and had not been drawn on by the counterparties. First Banks did not have any outstanding advances under the $15.0 million revolving credit facility portion of the Credit Agreement at June 30, 2006 and December 31, 2005. The outstanding principal balance of the $100.0 million term loan facility portion of the Credit Agreement is payable in ten equal quarterly installments of $5.0 million, at a minimum, which commenced on March 31, 2006, with the remainder of the term loan facility balance to be repaid in full, including any unpaid interest, upon maturity on August 10, 2008. As of June 30, 2006, First Banks had made payments of $15.0 million on the outstanding principal balance of the term loan facility.

         The Credit Agreement required maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contained additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. First Banks and First Bank were in compliance with all restrictions and requirements of the Credit Agreement at June 30, 2006 and December 31, 2005.

         Subsequent to June 30, 2006, First Banks entered into an amendment to its Credit Agreement, as more fully described in Note 13 to the Consolidated Financial Statements.


(11)     SUBORDINATED DEBENTURES

         During the six months ended June 30, 2006, First Banks, through three newly formed statutory trusts: (a) First Bank Statutory Trust IV, or FBST IV;
(b) First Bank Statutory Trust V, or FBST V; and (c) First Bank Statutory Trust VI, or FBST VI (collectively, the Trusts), issued variable rate trust preferred securities in private placements. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions on the subordinated debentures issued to FBST IV, FBST V and FBST VI, which are payable quarterly in arrears beginning on June 15, 2006, June 15, 2006, and October 7, 2006, respectively, were $933,000 in aggregate for the three and six months ended June 30, 2006.

         A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings, is as follows:

                                                                       Proceeds, Net       Spread Over
                         Date          Maturity            Call         of Offering        Three-Month
          Trust         Issued           Date              Date          Expenses            LIBOR
          -----         ------           ----              ----          --------            -----

                                                                    (dollars expressed
                                                                      in thousands)

         FBST IV     March 1, 2006  March 15, 2036    March 15, 2011     $ 41,238        LIBOR + 142.0 bp
         FBST V     April 28, 2006  April 28, 2036     June 15, 2011       20,619        LIBOR + 145.0 bp
         FBST VI     June 16, 2006   June 16, 2036     July 7, 2011        25,774        LIBOR + 165.0 bp


(12)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At June 30, 2006 and December 31, 2005, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         In August 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of Small Business Loan Source, Inc. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provides for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. SBLS LLC was not required to make any payments to the seller as of September 30, 2005, the first measurement date under the terms of the Asset Purchase Agreement. As of June 30, 2006 and December 31, 2005, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC will be required to make future payments under the Asset Purchase Agreement is not ascertainable at the present time.

(13)     SUBSEQUENT EVENTS

         On July 10, 2006, First Bank entered into a Purchase and Assumption Agreement providing for First Bank to acquire MidAmerica National Bank's three banking offices located in Peoria and Bloomington, Illinois (collectively, MidAmerica Offices). The transaction, which is subject to regulatory approvals, is expected to be completed during the fourth quarter of 2006. At June 30, 2006, the MidAmerica Offices had, on a combined basis, assets of approximately $155.3 million, loans, net of unearned discount, of approximately $152.6 million and deposits of approximately $50.5 million.

         On July 14, 2006, First Banks entered into a $100.0 million four-year term repurchase agreement under a master repurchase agreement. Interest will be paid quarterly, beginning October 18, 2006, and will be equivalent to the three-month LIBOR plus 0.5475% minus a floating rate, subject to a 0% floor, equal to two times the differential between the three-month LIBOR and the strike price of 5.00%, if the three-month LIBOR is less than 5.00%. The underlying securities associated with the term repurchase agreement are U.S. Government agency collateralized mortgage obligation securities and are held by other financial institutions under safekeeping agreements. In accordance with First Banks' interest rate risk management program, the term repurchase agreement was entered into with the objective of stabilizing net interest income over time and further protecting net interest margin against changes in interest rates.

         On August 7, 2006, First Bank entered into a Branch Purchase and Assumption Agreement providing for First Bank to acquire First Bank of Beverly Hills' banking office located in Beverly Hills, California (Beverly Drive Office). The transaction, which is subject to regulatory approvals, is expected to be completed during the fourth quarter of 2006. At June 30, 2006, the Beverly Drive Office had assets of approximately $270,000 and deposits of approximately $156.5 million.

         On August 10, 2006, First Banks entered into an Amendment to its Credit Agreement with a group of unaffiliated financial institutions (Amended Credit Agreement) in the amount of $96.0 million. The Amended Credit Agreement amends the existing Credit Agreement as further described in Note 10 to the Consolidated Financial Statements. The primary changes to the structure of the financing arrangement relate to a reduction of certain components of the secured credit facilities, a reduction in the overall pricing structure of the secured credit facilities, and the renewal of the existing revolving credit and letter of credit facilities. The Amended Credit Agreement provides a $10.0 million senior secured revolving credit facility (Revolving Credit) that matures on August 9, 2007 and a $1.0 million senior secured standby letter of credit facility (LC Facility) that matures on August 9, 2007, in addition to the $85.0 million existing senior secured term loan facility (Term Loan) that matures on August 10, 2008. The Amended Credit Agreement also provides First Banks an option to increase the Revolving Credit, which is limited to two increase requests from August 10, 2006 until its maturity date, by an amount of up to $40.0 million provided such increase will not cause the Revolving Credit to exceed $50.0 million. Interest is payable on the outstanding principal loan balances under the Revolving Credit at a floating rate equal to either the lender's prime rate or, at First Banks' option, LIBOR plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the Revolving Credit are accruing at the prime rate, interest is payable quarterly in arrears. If the loan balances outstanding under the Revolving Credit are accruing at LIBOR, interest is payable based on the one, two, three or six-month LIBOR, as selected by First Banks. First Banks is also subject to a quarterly commitment fee on the unused portion of the Revolving Credit. First Banks has not drawn any advances on the Revolving Credit. Interest is payable on the outstanding principal loan balances of the Term Loan at a floating rate equal to LIBOR plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. The outstanding principal balance of the Term Loan is payable in quarterly installments of $5.0 million, at a minimum, with the remainder of the Term Loan balance to be repaid in full, including any unpaid interest, upon its maturity date.

         The Amended Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. The Amended Credit Agreement is secured by First Banks' ownership interest in the capital stock of SFC and First Bank.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as:
"will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undo reliance on these statements.


                                     General

         We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries, as listed below:

         >>    First  Bank  Business  Capital,   Inc.  (formerly  FB  Commercial
               Finance,  Inc.);
         >>    Missouri Valley  Partners,  Inc., or MVP;
         >>    Adrian N. Baker & Company,  or Adrian Baker;
         >>    Universal Premium  Acceptance Corporation and UPAC of California,
               Inc., collectively UPAC; and
         >>    Small Business Loan Source LLC, or SBLS LLC.

         First Bank's subsidiaries are wholly owned except for SBLS LLC, which is 51% owned by First Bank and 49% owned by First Capital America, Inc. First Bank currently operates 181 branch banking offices in California, Illinois, Missouri and Texas. At June 30, 2006, we had assets of $9.62 billion, loans, net of unearned discount, of $7.60 billion, deposits of $8.07 billion and stockholders' equity of $719.4 million.

         Through First Bank, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, employee benefit and commercial and personal insurance services, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services.

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


                               Financial Condition

         Total assets were $9.62 billion at June 30, 2006, reflecting a $444.9 million increase from $9.17 billion at December 31, 2005. The increase in our total assets primarily results from internal growth, acquisitions of banks in our target markets, and acquisitions of two entities in new business lines. Funds available from deposit growth and excess short-term investments, which include federal funds sold and interest-bearing deposits, as well as the maturities of available-for-sale investment securities, were utilized to fund internal loan growth and to reinvest in higher-yielding available-for-sale investment securities. We issued additional subordinated debentures, as further described below, which provided a portion of the funds that we utilized for our bank acquisitions in 2006. The increase in assets reflects a $579.8 million increase in our loans, net of unearned discount, to $7.60 billion at June 30, 2006, from $7.02 billion at December 31, 2005. This increase is attributable to internal growth of our loan portfolio and the acquisition of $269.5 million of loans associated with our acquisitions completed in 2006, partially offset by the securitization of $138.9 million of certain residential mortgage loans held in our loan portfolio that were transferred to our investment portfolio, and the sale of certain nonperforming loans. The overall increase in our assets was partially offset by a decline of $153.7 million in our investment securities portfolio to $1.19 billion at June 30, 2006, from $1.34 billion at December 31, 2005. The decrease in our investment securities portfolio primarily reflects: maturities of investment securities of $661.5 million and reinvestment of proceeds from maturities and excess funds in investment securities of $516.8 million; the sale of available-for-sale investment securities associated with the termination of $200.0 million of term repurchase agreements in the first and second quarters of 2006 to better position our overall interest rate risk profile, as more fully described below; partially offset by the securitization of $77.1 million and $61.8 million of certain residential mortgage loans held in our loan portfolio in March 2006 and April 2006, respectively, which resulted in a change in our overall asset mix from residential mortgage loans to available-for-sale investment securities, as further described under "--Loans and Allowance for Loan Losses." In addition, our trading securities portfolio increased $47.5 million to $50.9 million at June 30, 2006, from $3.4 million at December 31, 2005. Goodwill increased $59.8 million to $226.8 million at June 30, 2006 and reflects our acquisitions of First National Bank of Sachse, or FNBS, First Independent National Bank, or FINB, Pittsfield Community Bancorp, Inc., or Community Bank, Adrian Baker, UPAC, and the acquisition of a branch office of Dallas National Bank, or Richardson Branch, as summarized in the following table and further discussed in Note 2 to our Consolidated Financial Statements. As shown in the following table, our acquisitions completed in the first six months of 2006 provided assets of $318.9 million, loans, net of unearned discount, of $269.3 million, and deposits of $135.1 million, in aggregate.


                                                  Loans,                                                    Number
                                                  Net of                                                      of
            Entity /                    Total    Unearned   Investment              Purchase   Preliminary  Banking
         Closing Date                  Assets    Discount   Securities     Deposits   Price     Goodwill   Locations
         ------------                  ------    --------   ----------     --------   -----     --------   ---------
                                                         (dollars expressed in thousands)
   First National Bank of Sachse
   Sachse, Texas
   January 3, 2006                   $  76,200     49,300     14,300        66,200    20,800      8,800         1

   Dallas National Bank
   Richardson, Texas
   Branch Office (1)
   January 20, 2006                      1,100        100         --         1,100       700         --         1

   Adrian N. Baker & Company
   Clayton, Missouri
   March 31, 2006                        3,000         --         --            --     7,000      3,900        --

   Pittsfield Community Bancorp, Inc.
   Pittsfield, Illinois (2)
   April 28, 2006                       17,600     11,100      3,300        12,300     5,100        800        --

   First Independent National Bank
   Plano, Texas
   May 1, 2006                          68,200     59,600        800        55,500    19,200      9,300         3

   Universal Premium Acceptance
   Corporation
   Lenexa, Kansas (3)
   May 31, 2006                        152,800    149,200         --            --    52,700     37,100        --
                                     ---------   --------    -------      --------  --------    -------        --
                                     $ 318,900    269,300     18,400       135,100   105,500     59,900         5
                                     =========   ========    =======      ========  ========    =======        ==

    ------------------
    (1) The Richardson Branch was acquired by First Bank through a purchase of  certain assets and assumption of certain liabilities of the branch office.  Total  assets  consisted  primarily  of cash received upon assumption of  the deposit liabilities and loans.
    (2) Community Bank operated two banking offices, one in Pittsfield, Illinois and one in Mount Sterling, Illinois. On
        June 16, 2006, First Bank sold the Mount Sterling, Illinois  banking office to  Beardstown Savings, s.b.  At the time of the sale, the Mount Sterling banking office had assets of $2.7 million, loans, net of unearned discount, of $2.4 million, and deposits of $3.7 million. First Bank consolidated its existing banking office in Pittsfield with and into the acquired Pittsfield banking office.
    (3) In conjunction with the acquisition of UPAC, First Bank repaid in  full the outstanding senior notes of UPAC and the outstanding subordinated notes of KIF, Inc., UPAC's parent company, including accumulated accrued and unpaid interest, totaling $125.9 million in aggregate.

         In 2005, we also experienced growth through acquisitions and branch purchases that primarily increased our branch office network in the Chicago, Illinois and Los Angeles, California market areas. Specifically, our acquisitions of First Bank of the Americas, s.s.b., or FBA, International Bank of California, or IBOC, and Northway State Bank, or NSB, in April 2005, September 2005 and October 2005, respectively, and our purchase of the Roodhouse branch office of Bank & Trust Company in September 2005, provided assets of $280.3 million, loans, net of unearned discount, of $209.6 million and deposits of $238.1 million, in aggregate.

         Total deposits increased $524.1 million to $8.07 billion at June 30, 2006, from $7.54 billion at December 31, 2005, reflecting internal growth through enhanced product and service offerings and marketing campaigns, as well as $135.1 million of deposits acquired through acquisitions of banks in our target market areas. During the six months ended June 30, 2006, our time and savings deposits increased $500.6 million and $54.8 million, respectively, in contrast to our interest-bearing demand and noninterest-bearing demand accounts, which declined $28.0 million and $3.2 million, respectively. The growth in our deposits for the six months ended June 30, 2006 reflects our continued deposit marketing focus and efforts to further develop multiple account relationships with our customers, coupled with higher deposit rates paid on certain products. The overall growth was partially offset by an anticipated level of attrition associated with our recent acquisitions and continued aggressive competition within our market areas.

         Other borrowings decreased $211.2 million to $328.0 million at June 30, 2006, from $539.2 million at December 31, 2005. We primarily attribute the decrease to the termination of $200.0 million of term repurchase agreements to better position our overall interest rate risk profile, and a $13.2 million net reduction in the outstanding balance of our Federal Home Loan Bank, or FHLB, advances. On February 14, 2006, March 28, 2006 and April 28, 2006, we terminated $100.0 million, $50.0 million and $50.0 million of term repurchase agreements, respectively, as further described in Note 9 to our Consolidated Financial Statements. The decrease in our FHLB advances reflects prepayments of $20.5 million of advances in March 2006 and $14.8 million of advances in May 2006 that were assumed with certain of our bank acquisitions, as further described in Note 9 to our Consolidated Financial Statements, partially offset by a short-term advance of $25.0 million that we borrowed from the FHLB in June 2006.

         Our notes payable decreased $15.0 million to $85.0 million at June 30, 2006 as a result of scheduled quarterly principal installment payments of $5.0 million, which commenced on March 31, 2006, as well as an additional prepayment of $5.0 million on our $100.0 million term loan facility, as further described in Note 10 to our Consolidated Financial Statements.

         Our subordinated debentures increased $88.8 million to $304.3 million at June 30, 2006, from $215.5 million at December 31, 2005, primarily due to the issuance of $87.6 million of subordinated debentures in private placements through three newly formed statutory trusts. On March 1, 2006, we issued $41.2 million of variable rate subordinated debentures to First Bank Statutory Trust IV, or FBST IV; on April 28, 2006, we issued $20.6 million of variable rate subordinated debentures to First Bank Statutory Trust V, or FBST V, and on June 16, 2006, we issued $25.8 million of variable rate subordinated debentures to First Bank Statutory Trust VI, or FBST VI, as further described in Note 11 to our Consolidated Financial Statements. The proceeds from the issuance of these subordinated debentures will be used to fund future acquisitions as well as for general corporate purposes. The increase in our subordinated debentures was also attributable to the continued amortization of debt issuance costs and changes in the fair value of our interest rate swap agreements designated as fair value hedges, following the termination of our single remaining fair value interest rate swap agreement, in February 2006, that hedged certain of our subordinated debentures, as further discussed under "--Interest Rate Risk Management."

         Stockholders' equity was $719.4 million and $678.9 million at June 30, 2006 and December 31, 2005, respectively, reflecting an increase of $40.4 million. We attribute the increase to net income of $51.1 million, partially offset by dividends paid on our Class A and Class B preferred stock and a $10.3 million decrease in accumulated other comprehensive income, comprised of $10.2 million associated with changes in unrealized gains and losses on our available-for-sale investment securities portfolio and $162,000 associated with changes in the fair value of our derivative financial instruments.


                              Results of Operations

Net Income

         Net income was $22.1 million and $26.8 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net income was $51.1 million and $49.0 million, respectively, reflecting an increase of 4.3%. Our return on average assets was 0.94% and 1.10% for the three and six months ended June 30, 2006, respectively, compared to 1.25% and 1.14% for the comparable periods in 2005. Our return on average stockholders' equity was 12.35% and 14.58% for the three and six months ended June 30, 2006, respectively, compared to 17.43% and 16.06% for the comparable periods in 2005. Net income for the three months ended June 30, 2006 reflects increased net interest income and net interest margin, and relatively consistent noninterest income, partially offset by an increase in our provision for loan losses and higher noninterest expense. Net income for the six months ended June 30, 2006 reflects earnings driven by increased net interest income and net interest margin, and increased noninterest income, partially offset by an increase in our provision for loan losses and higher noninterest expense. We recorded provisions for loan losses of $5.0 million and $6.0 million for the three and six months ended June 30, 2006, respectively. For the comparable periods in 2005, we recorded a negative provision for loan losses of $8.0 million to reduce the allowance for loan losses to a level commensurate with the decreasing credit risk that existed in the loan portfolio during those periods. The overall increase in our provision for loan losses in 2006 contributed to a reduction in our earnings for the three and six months ended June 30, 2006, as further discussed under "--Provision for Loan Losses."

         The increase in earnings in 2006 reflects our continuing efforts to strengthen net interest income and net interest margin while continuing our focus on reducing the overall level of our nonperforming assets. For the three and six months ended June 30, 2006, our earnings reflect increases of 22.9% and 19.7% in net interest income, and increases of 47 basis points and 40 basis points in our net interest margin, respectively, compared to the comparable periods in 2005. The increase in net interest income for the six months ended June 30, 2006 was driven by an 8.6% increase in our interest-earning assets attributable to internal loan growth coupled with higher interest rates on loans, higher-yielding investment securities, and our acquisitions completed in 2005 and 2006. The overall increase was partially offset by increased interest expense stemming from higher interest rates paid on an increasing deposit base driven by internal growth, marketing campaigns, and our 2005 and 2006 acquisitions. Higher interest rates paid on other borrowings, our term loan and our subordinated debentures also contributed to an increase in interest expense. In addition, our net interest income was adversely affected by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, which declined primarily as a result of an increase in prevailing interest rates and the maturity and termination of certain interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." While our earnings have benefited from the increasing interest rate environment, overall conditions within our markets and the impact of the decline in earnings on our interest rate swap agreements continue to exert pressure on our net interest income and net interest margin.

         Our ongoing efforts to improve our overall asset quality levels are reflected by a 20.9% decrease in our nonperforming assets for the first six months of 2006, which decreased to $78.5 million at June 30, 2006 from $99.2 million at December 31, 2005. However, nonperforming assets at June 30, 2006 increased 11.5% from $70.4 million at March 31, 2006. Nonperforming loans were $73.0 million at June 30, 2006, compared to $67.1 million at March 31, 2006 and $97.2 million at December 31, 2005, and represented 0.96%, 0.94% and 1.38% of loans, net of unearned discount, respectively. Loans past due 90 days or more and still accruing interest were $5.7 million, $2.2 million and $5.6 million at June 30, 2006, March 31, 2006 and December 31, 2005, respectively. The $20.7 million reduction in the level of nonperforming assets during the six months ended June 30, 2006 primarily resulted from the sale of certain acquired nonperforming loans, loan payoffs and/or external refinancing of various credits. The $8.1 million increase in the level of nonperforming assets during the second quarter of 2006 primarily resulted from the placement of a single credit relationship on nonaccrual status. We recorded net loan charge-offs of $1.2 million for the three months ended June 30, 2006 and net loan recoveries of $2.1 million for the six months ended June 30, 2006. We recorded net loan recoveries of $3.6 million for the three months ended June 30, 2005 and net loan charge-offs of $3.0 million for the six months ended June 30, 2005. We continue to closely monitor our loan portfolio and consider these factors in our overall assessment of the adequacy of the allowance for loan losses, as further discussed under "--Provision for Loan Losses" and "--Loans and Allowance for Loan Losses."

         Noninterest income was $25.9 million and $51.4 million for the three and six months ended June 30, 2006, respectively, compared to $26.2 million and $47.4 million for the comparable periods in 2005. Noninterest income for the second quarter of 2006 was relatively constant and reflected increased service charges on deposit accounts and customer service fees related to higher deposit balances as well as increased commission fee income of $1.8 million associated with our newly acquired insurance brokerage agency, Adrian Baker, on March 31, 2006. These increases in noninterest income were partially offset by reduced gains on loans sold and held for sale, and $1.2 million of losses on sales of available-for-sale investment securities associated with the termination of term repurchase agreements, and mark-to-market adjustments on our trading securities portfolio. The increase in noninterest income for the first six months of 2006 reflects increases in service charges on deposit accounts and customer service fees related to higher deposit balances, and gains on loans sold and held for sale, including a $1.7 million gain on the sale of certain nonperforming loans in March 2006, as further discussed under "--Loans and Allowance for Loan Losses." Noninterest income for 2006 also includes a $1.5 million gain on the sale of a parcel of other real estate; $2.1 million of increased loan servicing income associated with the capitalization of mortgage servicing rights related to the securitization of certain residential mortgage loans in March and April 2006; partially offset by $2.7 million of losses on sales of available-for-sale investment securities associated with the termination of $200.0 million of term repurchase agreements, as further described in Note 9 to our Consolidated Financial Statements; and a $1.3 million net loss related to changes in the fair value of securities held in our trading portfolio.

         Noninterest expense was $81.1 million and $155.9 million for the three and six months ended June 30, 2006, respectively, compared to $70.2 million and $134.0 million for the comparable periods in 2005. Our efficiency ratio was 66.68% and 65.51% for the three and six months ended June 30, 2006, respectively, compared to 67.45% and 65.93% for the comparable periods in 2005. The acquisition of UPAC, our insurance premium finance company, and Adrian Baker, our insurance brokerage agency, in addition to our acquisitions of banks completed in 2005 and 2006, resulted in significant expansion of our employee base and branch office network, and contributed to the increase in overall expense levels, specifically salaries and employee benefits expense and occupancy and furniture and equipment expense. The expansion of our branch office network through acquisitions, branch purchases and de novo branch openings resulted in the addition of ten branch offices in 2005 and an additional five branch offices in 2006. Our employee base increased to approximately 2,560 employees at June 30, 2006, from approximately 2,230 employees at June 30, 2005. Salaries and employee benefits expense for the three and six months ended June 30, 2006, increased $8.1 million and $14.6 million, respectively, compared to the same periods in 2005. The increase in salaries and employee benefits expense also resulted from continued costs associated with employing and retaining qualified personnel, including increased costs driven by enhanced incentive compensation programs and other employee benefits plans. Occupancy and furniture and equipment expenditures for the three and six months ended June 30, 2006 increased $1.5 million and $2.4 million, respectively, compared to the same periods in 2005. Our system conversions associated with recent acquisitions and the expansion of technological equipment, networks and communication channels, contributed to the overall levels of information technology fees. In addition, charitable contributions expense increased $1.6 million for the first six months of 2006, compared to the same period in 2005. We continue to closely monitor noninterest expense levels following our recent acquisitions and have implemented certain expense reduction measures in an effort to improve our efficiency ratio in future periods.


Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) reflects continued growth, increasing to $96.1 million and $187.3 million for the three and six months ended June 30, 2006, respectively, compared to $78.1 million and $156.6 million for the comparable periods in 2005. Our net interest margin increased 47 basis points and 40 basis points to 4.41% and 4.36% for the three and six months ended June 30, 2006, respectively, from 3.94% and 3.96% for the comparable periods in 2005. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

         We primarily credit the increase in our net interest income to an increase in interest-earning assets provided by internal growth and our 2005 and 2006 acquisitions as well as higher interest rates on increased loan volumes. The increase was partially offset by reduced interest income on a decreasing portfolio of investment securities, increased interest expense associated with higher interest rates paid on an increasing deposit base, increased interest rates paid on our other borrowings, including our term loan, and increased interest rates paid on recently issued subordinated debentures. Average interest-earning assets increased to $8.73 billion and $8.67 billion for the three and six months ended June 30, 2006, respectively, from $7.95 billion and $7.98 billion for the comparable periods in 2005. The increase is primarily attributable to internal growth and interest-earning assets provided by our acquisitions completed in 2005 and during the first six months of 2006, which provided assets of $280.3 million and $318.9 million in aggregate, respectively. Net interest income was adversely impacted by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program. The impact of these derivative financial instruments reduced net interest income by $990,000 and $2.3 million for the three and six months ended June 30, 2006, respectively, in contrast to providing increased net interest income of $297,000 and $3.9 million for the same periods in 2005, reflecting a decline in our earnings on our interest rate swap agreements of $1.3 million and $6.3 million for the three and six months ended June 30 2006, respectively, as further discussed under "--Interest Rate Risk Management." Despite the rising interest rate environment, overall competitive conditions within our market areas, and the impact of the maturity and termination of certain interest rate swap agreements, as discussed above and under "--Interest Rate Risk Management," continue to exert pressure on our net interest income and net interest margin.

         Average loans, net of unearned discount, were $7.35 billion and $7.25 billion for the three and six months ended June 30, 2006, respectively, in comparison to $6.23 billion and $6.21 billion for the same periods in 2005. The yield on our loan portfolio increased to 7.74% and 7.60% for the three and six months ended June 30, 2006, respectively, in comparison to 6.41% and 6.30% for the same periods in 2005. Although our loan portfolio yields increased with rising interest rates during 2005 and 2006, total interest income on our loan portfolio was adversely impacted by decreased earnings on our interest rate swap agreements designated as cash flow hedges. Higher interest rates and the maturities of interest rate swap agreements designated as cash flow hedges resulted in decreased earnings on our swap agreements thereby contributing to a reduction in yields on our loan portfolio, and a reduction of our net interest income of $1.6 million and $4.3 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Interest income on our loan portfolio for 2006 reflects a $2.0 million recovery of interest and fees from the payoff of a single nonaccrual loan, as further described under "--Loans and Allowance for Loan Losses." We primarily attribute the increase in average loans of $1.12 billion and $1.05 billion for the three and six months ended June 30, 2006, respectively, over the comparable periods in 2005, to internal growth and our acquisitions completed in 2005 and 2006, partially offset by a $138.9 million reduction related to the securitization of certain of our residential mortgage loans held in our loan portfolio, and reductions in our nonperforming loan portfolio due to the sale of certain nonperforming loans, loan payoffs and/or external refinancing of various credits, as further described under "--Loans and Allowance for Loan Losses." Our acquisitions completed in 2005 and during the first six months of 2006 provided loans, net of unearned discount, of $209.6 million and $269.3 million, in aggregate, respectively, on the dates of acquisition. The components of the increase in average loans for the first six months of 2006 compared to the same period in 2005 were primarily: a $504.4 million increase in average real estate mortgage loans; a $336.4 million increase in average real estate construction and development loans; a $145.1 million increase in average commercial, financial and agricultural loans; and a $60.0 million increase in average loans held for sale. The increase in residential real estate mortgage loans resulted from our recent acquisitions and the retention of a portion of our residential mortgage loan production that would have previously been sold in the secondary market.

         Average investment securities were $1.29 billion and $1.32 billion for the three and six months ended June 30, 2006, respectively, compared to $1.68 billion and $1.71 billion for the comparable periods in 2005. The yield on our investment portfolio was 4.70% and 4.60% for the three and six months ended June 30, 2006, respectively, compared to 4.22% and 4.18% for the comparable periods in 2005. Investment securities provided by our acquisitions completed in 2005 and during the first six months of 2006 were $20.1 million and $18.4 million, in aggregate, respectively, as of the respective acquisition dates. Funds available from deposit growth and excess short-term investments, as well as maturities of investment securities, were utilized to fund internal loan growth and to reinvest in higher-yielding available-for-sale investment securities. In March 2006 and April 2006, our investment securities increased $77.1 million and $61.8 million, respectively, due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio. Additionally, as further described in Note 9 to our Consolidated Financial Statements, we terminated $150.0 million of our term repurchase agreements during the first quarter of 2006 and recognized a combined loss of $2.4 million on the sale of $150.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements. In addition, we terminated $50.0 million of our term repurchase agreements during the second quarter of 2006 and recognized a loss of $310,000 on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement.

         Average deposits increased to $7.95 billion and $7.84 billion for the three and six months ended June 30, 2006, respectively, from $7.04 billion and $7.07 billion for the comparable periods in 2005. For the three and six months ended June 30, 2006, the aggregate weighted average rate paid on our deposit portfolio increased 104 basis points and 103 basis points to 3.09% and 2.95%, respectively, from 2.05% and 1.92% for the comparable periods in 2005. This increase is primarily attributable to the rising interest rate environment. In addition, the decreased earnings associated with certain of our interest rate swap agreements designated as fair value hedges, as well as the termination of $150.0 million of fair value hedges in February 2005, resulted in a decrease in our net interest income. The increase in average deposits is reflective of internal growth stemming from our deposit development programs and our acquisitions completed in 2005 and during the first six months of 2006, which provided deposits, in aggregate, of $238.1 million and $135.1 million, respectively. Average demand and savings deposits were $4.34 billion and $4.36 billion for the three and six months ended June 30, 2006, respectively, compared to $4.21 billion and $4.25 billion for the comparable periods in 2005. Average time deposits were $3.61 billion and $3.48 billion for the three and six months ended June 30, 2006, respectively, compared to $2.83 billion and $2.82 billion for the comparable periods in 2005.

         Average other borrowings decreased to $311.8 million and $385.8 million for the three and six months ended June 30, 2006, respectively, compared to $569.2 million and $573.6 million for the comparable periods in 2005. The aggregate weighted average rate paid on our other borrowings was 4.18% and 4.15% for the three and six months ended June 30, 2006, respectively, compared to 2.98% and 2.65% for the comparable periods in 2005. The increased rate paid on our other borrowings reflects the rising short-term interest rate environment that began in mid-2004. The $187.7 million decrease in average other borrowings for 2006 is primarily attributable to the termination of $150.0 million and $50.0 million of term repurchase agreements in the first and second quarters of 2006, respectively, as further described in Note 9 to our Consolidated Financial Statements. In addition, on March 17, 2006 and May 10, 2006, we prepaid $20.5 million and $14.8 million, respectively, of FHLB advances that were acquired with certain bank acquisitions.

         Our notes payable averaged $95.2 million and $97.5 million for the three and six months ended June 30, 2006, respectively, compared to $4.0 million and $5.8 million for the comparable periods in 2005. The aggregate weighted average rate paid on our notes payable was 6.23% and 5.99% for the three and six months ended June 30, 2006, respectively, compared to 10.44% and 8.38% for the comparable periods in 2005. The weighted average rate paid reflects unused credit commitment and letter of credit facility fees on our secured credit agreement. Exclusive of these fees, the weighted average rate paid on our notes payable was 6.17% and 5.93% for the three and six months ended June 30, 2006, respectively, compared to 3.85% and 3.82% for the comparable periods in 2005. In August 2005, we entered into an Amended and Restated Secured Credit Agreement and restructured our overall financing arrangement. In conjunction with this transaction, we borrowed $80.0 million on the term loan in August 2005 and borrowed the remaining $20.0 million on the term loan in November 2005. The proceeds of the term loan were used to fund our acquisition of IBOC, and to partially fund the redemption of our 10.24% subordinated debentures issued to First Preferred Capital Trust II in September 2005, as further discussed below. We subsequently repaid $15.0 million of the term loan during 2006, reducing the balance to $85.0 million at June 30, 2006. The outstanding balance of our former $100.0 million credit facility was repaid in full in June 2005 through dividends from our subsidiary bank. As further described in Note 13 to our Consolidated Financial Statements, we recently entered into an Amendment to our Amended and Restated Secured Credit Agreement and reduced certain components of our financing arrangement, including the overall pricing structure.

         Average subordinated debentures were $276.5 million and $253.4 million for the three and six months ended June 30, 2006, respectively, compared to $273.8 million for the three and six months ended June 30, 2005. The aggregate weighted average rate paid on our subordinated debentures was 8.30% and 9.05% for the three and six months ended June 30, 2006, respectively, compared to 7.86% and 7.45% for the comparable periods in 2005. Interest expense on our subordinated debentures was $5.7 million and $11.4 million for the three and six months ended June 30, 2006, respectively, compared to $5.4 million and $10.1 million for the comparable periods in 2005. As previously discussed, we issued $41.2 million of variable rate subordinated debentures in March 2006, $20.6 million of variable rate subordinated debentures in April 2006, and $25.8 million of variable rate subordinated debentures in June 2006 to partially fund our bank acquisitions. In addition, in September 2005, we repaid in full our outstanding $59.3 million of 10.24% subordinated debentures that we previously issued in October 2000. The reduction of these outstanding subordinated debentures, which carried a high interest rate, improved future net interest income and net interest margin. However, the earnings impact of our interest rate swap agreements had a declining impact in the reduction of our interest expense associated with our subordinated debentures. These interest rate swap agreements increased interest expense by $814,000 for the three and six months ended June 30, 2006, and reduced interest expense by $649,000 and $1.8 million for the three and six months ended June 30, 2005, respectively. As further discussed under "--Interest Rate Risk Management," on February 14, 2006, we terminated our single remaining $25.0 million notional fair value interest rate swap agreement associated with our subordinated debentures. In February 2006, we recognized additional expense of $849,000 in aggregate, representing the net basis adjustment associated with the swap agreement terminated in February 2006 and the remaining net basis adjustments associated with the fair value interest rate swap agreements that we terminated in May 2005.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated:



                                            Three Months Ended June 30,                        Six Months Ended June 30,
                                --------------------------------------------------  ------------------------------------------------
                                           2006                     2005                     2006                     2005
                                -------------------------  -----------------------  -----------------------  -----------------------
                                           Interest                 Interest                 Interest                 Interest
                                  Average  Income/ Yield/  Average  Income/ Yield/  Average  Income/ Yield/  Average  Income/ Yield/
                                  Balance  Expense  Rate   Balance  Expense  Rate   Balance  Expense  Rate   Balance  Expense  Rate
                                  -------  -------  ----   -------  -------  ----   -------  -------  ----   -------  -------  ----
                                                                    (dollars expressed in thousands)

             ASSETS
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4).......... $7,349,881 141,876 7.74% $6,227,487  99,534  6.41% $7,253,904 273,337 7.60% $6,205,923 193,804 6.30%
   Investment securities (4)...  1,289,270  15,112 4.70   1,676,866  17,629  4.22   1,320,108  30,145 4.60   1,709,203  35,414 4.18
   Short-term investments......     93,877   1,147 4.90      47,788     351  2.95      95,819   2,270 4.78      65,447     860 2.65
                                ---------- -------       ---------- -------        ---------- -------       ---------- -------
         Total interest-earning
           assets..............  8,733,028 158,135 7.26   7,952,141 117,514  5.93   8,669,831 305,752 7.11   7,980,573 230,078 5.81
                                           -------                  -------                   -------                  -------
Nonearning assets..............    726,127                  653,522                   716,081                  653,976
                                ----------               ----------                ----------               ----------
         Total assets.......... $9,459,155               $8,605,663                $9,385,912               $8,634,549
                                ==========               ==========                ==========               ==========


        LIABILITIES AND
      STOCKHOLDERS' EQUITY
      --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................ $  960,951   1,947 0.81% $  882,567     932  0.42% $  965,467   3,775 0.79% $  884,053   1,820 0.42%
     Savings deposits..........  2,119,269  12,255 2.32   2,082,986   6,331  1.22   2,124,351  23,438 2.22   2,140,218  12,075 1.14
     Time deposits of $100
       or more.................  1,315,690  14,258 4.35     846,317   6,246  2.96   1,247,926  25,814 4.17     826,965  11,600 2.83
     Other time deposits (3)...  2,295,087  23,146 4.05   1,988,122  16,156  3.26   2,235,407  43,180 3.90   1,989,449  30,135 3.05
                                ---------- -------       ----------  ------        ---------- -------       ---------- -------
         Total interest-bearing
           deposits............  6,690,997  51,606 3.09   5,799,992  29,665  2.05   6,573,151  96,207 2.95   5,840,685  55,630 1.92
   Other borrowings............    311,753   3,246 4.18     569,222   4,234  2.98     385,839   7,941 4.15     573,585   7,534 2.65
   Notes payable (5)...........     95,154   1,477 6.23       3,956     103 10.44      97,536   2,897 5.99       5,801     241 8.38
   Subordinated debentures (3).    276,493   5,722 8.30     273,803   5,365  7.86     253,366  11,374 9.05     273,802  10,111 7.45
                                ---------- -------       ----------  ------        ---------- -------       ---------- -------
         Total interest-bearing
           liabilities.........  7,374,397  62,051 3.37   6,646,973  39,367  2.38   7,309,892 118,419 3.27   6,693,873  73,516 2.21
                                           -------                   ------                   -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............  1,262,590                1,243,568                 1,266,847                1,225,511
   Other liabilities...........    104,851                   97,246                   102,695                  100,299
                                ----------               ----------                ----------               ----------
         Total liabilities.....  8,741,838                7,987,787                 8,679,434                8,019,683
Stockholders' equity...........    717,317                  617,876                   706,478                  614,866
                                ----------               ----------                ----------               ----------
         Total liabilities and
           stockholders' equity $9,459,155               $8,605,663                $9,385,912               $8,634,549
                                ==========               ==========                ==========               ==========


Net interest income............             96,084                   78,147                   187,333                  156,562
                                           =======                   ======                   =======                  =======
Interest rate spread...........                    3.89                      3.55                     3.84                     3.60
Net interest margin (6)........                    4.41%                     3.94%                    4.36%                    3.96%
                                                   ====                     =====                     ====                     ====

--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments  were approximately $404,000 and $787,000 for the three and six months ended June 30, 2006, and $326,000 and $662,000 for the comparable periods in 2005, respectively.
(5)  Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of  these  fees, the interest rates paid were 6.17% and 5.93% for the three and six months ended June 30, 2006, and 3.85% and  3.82%
     for the comparable periods in 2005, respectively.
(6)  Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-
     earning assets.


Provision for Loan Losses

         We recorded provisions for loan losses of $5.0 million and $6.0 million for the three and six months ended June 30, 2006, respectively. The provisions recorded during 2006 were commensurate with growth within our loan portfolio, as well as an increase in nonperforming loans during the three months ended June 30, 2006, following a significant reduction in our nonperforming loans from December 31, 2005 to March 31, 2006, as further discussed under "--Loans and Allowance for Loan Losses." We recorded a negative provision for loan losses of $8.0 million for the three and six months ended June 30, 2005 commensurate with the decreasing credit risk that existed in the loan portfolio during those periods. During the three and six months ended June 30, 2005, we experienced improvement in nonperforming loans that was primarily attributable to loan payoffs and/or external refinancings, as well as a reduction in net loan charge-offs during the first six months of 2005.

         We recorded net loan charge-offs of $1.2 million for the three months ended June 30, 2006, compared to net loan recoveries of $2.1 million for the six months ended June 30, 2006. Net loan recoveries for the first six months of 2006 included a loan recovery of $5.0 million on the payoff of a single loan that was transferred to our held for sale portfolio on December 31, 2005. We recorded net loan recoveries of $3.6 million for the three months ended June 30, 2005 and net loan charge-offs of $3.0 million for the six months ended June 30, 2005. Our nonperforming loans decreased $24.2 million, or 24.9%, to $73.0 million at June 30, 2006, from $97.2 million at December 31, 2005. However, our nonperforming loans at June 30, 2006 increased $5.9 million, or 8.8%, from $67.1 million at March 31, 2006. The decrease in the overall level of nonperforming loans during the six months ended June 30, 2006 reflects improvement in asset quality resulting from the sale of nonperforming loans that were transferred to the held for sale portfolio on December 31, 2005, loan payoffs and/or external refinancing of various credits, and a significant reduction in net loan charge-offs, as further discussed under "--Loans and Allowance for Loan Losses," partially offset by the placement of an $8.9 million loan on nonaccrual status in the first quarter of 2006, and the placement of a $10.0 million loan on nonaccrual status in the second quarter of 2006, which contributed to the increase in nonperforming loans from March 31, 2006 to June 30, 2006. Loans past due 90 days or more and still accruing interest were $5.7 million at June 30, 2006, compared to $2.2 million at March 31, 2006 and $5.6 million at December 31, 2005. The increase in loans past due 90 days or more and still accruing interest during the second quarter of 2006 is primarily attributable to loans acquired during the second quarter of 2006.

         Our allowance for loan losses was $147.4 million at June 30, 2006, compared to $140.2 million at March 31, 2006 and $135.3 million at December 31, 2005, representing 1.94%, 1.96% and 1.93% of loans, net of unearned discount, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 201.81% at June 30, 2006, compared to 209.00% at March 31, 2006 and 139.23% at December 31, 2005. Management has closely monitored its operations to address the ongoing challenges posed by the significant level of nonperforming loans acquired with our CIB Bank acquisition completed in November 2004. The level of nonperforming loans associated with our purchase of CIB Bank has decreased to $18.1 million, or 24.8% of nonperforming loans, at June 30, 2006. These levels are down significantly from $55.0 million, or 56.6% of nonperforming loans, at December 31, 2005. We continue our efforts to reduce the overall level of nonperforming loans in our loan portfolio and in the acquired loan portfolios subsequent to their acquisition dates. Management considers these factors in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."


Noninterest Income

         Noninterest income was $25.9 million and $51.4 million for the three and six months ended June 30, 2006, respectively, in comparison to $26.2 million and $47.4 million for the comparable periods in 2005. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income and other income.

         Service charges on deposit accounts and customer service fees were $11.0 million and $21.2 million for the three and six months ended June 30, 2006, respectively, in comparison to $10.2 million and $19.5 million for the comparable periods in 2005. The increase in service charges and customer service fees is primarily attributable to increased demand deposit account balances associated with internal growth and our acquisitions of FBA, IBOC, NSB, FNBS, Community Bank and FINB completed in April 2005, September 2005, October 2005, January 2006, April 2006 and May 2006, respectively. The increase is also attributable to additional products and services available and utilized by our retail and commercial customer base, increased fee income from customer service charges for non-sufficient fund and returned check fees, as well as pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

         The gain on loans sold and held for sale was $6.1 million and $12.9 million for the three and six months ended June 30, 2006, respectively, in comparison to $6.8 million and $11.4 million for the comparable periods in 2005. We attribute the decrease for the three months ended June 30, 2006, in comparison to the comparable period in 2005, to a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market primarily resulting from an increase in market interest rates. We attribute the increase for the six months ended June 30, 2006, in comparison to the comparable period in 2005, to a $1.7 million gain, before applicable income taxes, on the sale of certain nonperforming loans in March 2006 that were transferred to our loans held for sale portfolio on December 31, 2005, and the recognition of $1.2 million and $927,000 of income in March 2006 and April 2006, respectively, generated from the capitalization of mortgage servicing rights pertaining to the securitization of $77.1 million and $61.8 million, respectively, of residential mortgage loans held in our loan portfolio, as further discussed in Note 4 to our Consolidated Financial Statements. The increase was partially offset by a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market primarily resulting from an increase in market interest rates.

         Noninterest income includes a net loss on investment securities of $1.2 million and $4.0 million for the three and six months ended June 30, 2006, respectively. The net loss in 2006 resulted primarily from sales of certain available-for-sale investment securities associated with the termination of three $50.0 million term repurchase agreements during the first quarter of 2006 and the termination of $50.0 million of a $150.0 million term repurchase agreement in April 2006, as further discussed in Note 9 to our Consolidated Financial Statements. The net loss also includes a net loss of $907,000 and $1.3 million for the three and six months ended June 30, 2006, respectively, related to changes in the market value of securities held in our trading portfolio. There were no gains or losses on investment securities recorded for the three and six months ended June 30, 2005.

         Bank-owned life insurance investment income was $652,000 and $1.8 million for the three and six months ended June 30, 2006, respectively, in comparison to $1.3 million and $2.5 million for the comparable periods in 2005. The decrease in investment income reflects a reduced return on the performance of the underlying investments surrounding the insurance contracts which is primarily attributable to the portfolio mix of investments and overall market conditions.

         Investment management income was $2.3 million and $4.6 million for the three and six months ended June 30, 2006, respectively, in comparison to $2.2 million and $4.2 million for the comparable periods in 2005, reflecting increased portfolio management fees generated by MVP, our institutional money management subsidiary, primarily attributable to new business development and overall growth in assets under management. Despite the increase, we anticipate the level of income generated by portfolio management fees will decline in future months as a result of the loss of certain customers. However, we are currently unable to predict the level of such decline.

         Other income was $7.1 million and $14.9 million for the three and six months ended June 30, 2006, respectively, in comparison to $5.7 million and $9.8 million for the comparable periods in 2005. We attribute the primary components of the increase in other income to:

         >> commission fee income of $1.8 million generated by Adrian Baker, our insurance brokerage agency acquired on March 31, 2006, as further described in Note 2 to our Consolidated Financial Statements;

         >> a decrease of $380,000 and an increase of $1.1 million in gains on sales of other real estate for the three and six months ended June 30, 2006, respectively, in comparison to the comparable periods in 2005. Gains on sales of other real estate were $8,000 and $1.6 million for the three and six months ended June 30, 2006, respectively, and included a $1.5 million gain recognized on the sale of a parcel of other real estate in January 2006 acquired with our acquisition of CIB Bank. Gains on sales of other real estate for the three and six months ended June 30, 2005 were $388,000 and $502,000, respectively;

         >> a release fee of $938,000 received on funds collected during the first quarter of 2006 from a loan previously sold in March 2005, in which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale;

         >>    a  decrease  of   $521,000  in  net  losses  on  our   derivative
               instruments; and

         >> income associated with continued growth and expansion of our banking franchise, including our de novo branch office and our acquisitions completed during 2005 and 2006; partially offset by

         >> a net decrease of $681,000 in loan servicing fees. The net decrease is primarily attributable to a net decrease of $746,000 in fees from loans serviced for others and the recognition of $740,000 of impairment charges on SBA servicing rights due to payoffs received on existing loans, partially offset by a decrease of $343,000 and $462,000 of amortization of SBA servicing rights and mortgage servicing rights, respectively.


Noninterest Expense

         Noninterest expense was $81.1 million and $155.9 million for the three and six months ended June 30, 2006, respectively, in comparison to $70.2 million and $134.0 million for the comparable periods in 2005. Our efficiency ratio decreased slightly to 66.68% and 65.51% for the three and six months ended June 30, 2006, respectively, from 67.45% and 65.93% for the comparable periods in 2005. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to net interest income and noninterest income. The increase in noninterest expense was primarily attributable to increases in expenses resulting from our 2005 and 2006 acquisitions, and increases in salaries and employee benefits expense, occupancy expense, net of rental income, information technology fees and charitable contributions expense.

         Salaries and employee benefits expense was $42.6 million and $82.1 million for the three and six months ended June 30, 2006, respectively, in comparison to $34.5 million and $67.5 million for the comparable periods in 2005. We attribute the overall increase to increased salaries and employee benefits expenses associated with an aggregate of 14 additional branches acquired in 2005 and 2006, one de novo branch opened in 2005, the acquisitions of UPAC, our insurance premium finance company, and Adrian Baker, our insurance brokerage agency, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including the implementation of enhanced incentive compensation and employee benefits plans. Our number of employees on a full-time equivalent basis increased to approximately 2,560 employees at June 30, 2006, from approximately 2,230 employees at June 30, 2005.

         Occupancy, net of rental income, and furniture and equipment expense totaled $10.5 million and $20.7 million for the three and six months ended June 30, 2006, respectively, in comparison to $9.0 million and $18.3 million for the comparable periods in 2005. The increase is primarily attributable to higher levels of expense resulting from our acquisitions in 2005 and 2006, which added 14 branch offices, the opening of one de novo branch office in 2005, and our acquisitions of UPAC and Adrian Baker, as discussed above. The increase is also attributable to increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, and increased depreciation expense associated with acquisitions and capital expenditures.

         Information technology fees were $9.2 million and $18.3 million for the three and six months ended June 30, 2006, respectively, in comparison to $9.4 million and $17.5 million for the comparable periods in 2005. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending division and our small business lending and institutional money management subsidiaries. We primarily attribute the increased level of information technology fees to the additional branch offices provided by our acquisitions and de novo branch office openings; certain de-conversion costs from other providers associated with our acquisitions; growth and technological advancements consistent with our product and service offerings; and continued expansion and upgrades to technological equipment, networks and communication channels; partially offset by expense reductions resulting from information technology conversions of our acquisitions completed in 2005, as well as the achievement of certain efficiencies associated with the implementation of various technology projects.

         Legal, examination and professional fees were $2.4 million and $4.5 million for the three and six months ended June 30, 2006, respectively, in comparison to $2.1 million and $4.5 million for the comparable periods in 2005. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation have all contributed to the overall expense levels in 2005 and 2006.

         Amortization   of   intangibles   associated   with  the   purchase  of
subsidiaries was $1.7 million and $3.2 million for the three and six months ended June 30, 2006, respectively, in comparison to $1.1 million and $2.4 million for the comparable periods in 2005. The increase is attributable to core deposit intangibles associated with our acquisitions of FBA, IBOC and NSB completed in 2005 and our acquisition of FNBS, Community Bank and FINB completed in January 2006, April 2006 and May 2006, and to the customer list and related intangibles associated with our acquisition of Adrian Baker in March 2006, as more fully described in Note 3 to our Consolidated Financial Statements.

         Charitable contributions expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2006, respectively, in comparison to $1.6 million and $1.7 million for the comparable periods in 2005. The increase is primarily attributable to First Bank's charitable contributions to the Dierberg Operating Foundation, Inc., a charitable foundation created by our Chairman and members of his immediate family, as further discussed in Note 6 to our Consolidated Financial Statements.

         Other expense was $8.2 million and $15.3 million for the three and six months ended June 30, 2006, respectively, in comparison to $8.8 million and $14.9 million for the comparable periods in 2005. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The decrease and increase for the three and six months ended June 30, 2006 in comparison to the comparable periods in 2005, respectively, is primarily attributable to:

         >> a $617,000 specific reserve established in March 2006 and an increase of $746,000 to the specific reserve in June 2006 for the estimated loss associated with a $3.1 million unfunded letter of credit acquired with the acquisition of CIB Bank;

         >> a $470,000 loss recognized on a liquidation sale of residential real estate and personal property of an SBA guaranteed loan; and

         >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch office and our acquisitions completed during 2005 and 2006; partially offset by

         >> a decrease of $939,000 of expenditures on other real estate. Expenditures on other real estate were $131,000 and $171,000 for the three and six months ended June 30, 2006, respectively. Expenditures and losses on other real estate were $958,000 and $1.1 million for the three and six months ended June 30, 2005, and included an expenditure of $812,000 recorded in May 2005 related to a parcel of other real estate acquired in conjunction with our CIB Bank acquisition.


Provision for Income Taxes

         The provision for income taxes was $13.5 million and $25.2 million for the three and six months ended June 30, 2006, respectively, in comparison to $15.0 million and $28.3 million for the comparable periods in 2005. The effective tax rate was 38.0% and 33.1% for the three and six months ended June
30, 2006, respectively, in comparison to 35.9% and 36.6% for the comparable periods in 2005. The decrease in the effective tax rate for the six months ended June 30, 2006 is primarily attributable to a $3.2 million reduction of the provision for federal and state income taxes in the first quarter of 2006 resulting from the reversal of certain tax reserves no longer deemed necessary. Exclusive of nonrecurring transactions, the adjusted effective tax rate was 38.0% and 37.7% for the three and six months ended June 30, 2006, respectively, in comparison to 37.9% and 37.7% for the comparable periods in 2005.


                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of June 30, 2006 and December 31, 2005 are summarized as follows:


                                                             June 30, 2006              December 31, 2005
                                                        -----------------------     ------------------------
                                                         Notional      Credit        Notional       Credit
                                                          Amount      Exposure        Amount       Exposure
                                                          ------      --------        ------       --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................  $ 200,000        --          300,000         114
         Fair value hedges............................         --        --           25,000         748
         Interest rate floor agreement................    100,000         1          100,000          70
         Interest rate lock commitments...............      6,400        --            5,900          --
         Forward commitments to sell
           mortgage-backed securities.................     49,000        --           47,000          --
                                                        =========       ===         ========         ===

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

         During the three and six months ended June 30, 2006, we realized net interest expense of $990,000 and $2.3 million, respectively, on our derivative financial instruments, whereas during the three and six months ended June 30, 2005, we realized net interest income of $297,000 and $3.9 million, respectively, on our derivative financial instruments. The decreased earnings are primarily attributable to continued increases in prevailing interest rates, the maturity of $200.0 million and $100.0 million notional amount of interest rate swap agreements designated as cash flow hedges in March 2005 and April 2006, respectively, and the termination of $150.0 million, $101.2 million and $25.0 million notional amount of interest rate swap agreements designated as fair value hedges in February 2005, May 2005 and February 2006, respectively, as further discussed below. Although the Company has implemented other methods to mitigate the reduction in net interest income, the maturity and termination of the swap agreements has resulted in a compression of our net interest margin of approximately six basis points and 15 basis points for the three and six months ended June 30, 2006, respectively, in comparison to the comparable periods in 2005. In addition, the increasing interest rate environment has mitigated a portion of the effect of the reduced earnings on our derivative financial instruments. We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $3,000 and $69,000 for the three and six months ended June 30, 2006, in comparison to net losses of $590,000 for the comparable periods in 2005. The net losses recorded in 2006 reflect changes in the value of our interest rate floor agreement entered into in September 2005, as further discussed below. The net losses recorded in 2005 reflect valuation changes in the fair value of our fair value hedges and the underlying hedged liabilities.

Cash Flow Hedges. We entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

         >> During March 2001, April 2001, and July 2003, we entered into interest rate swap agreements of $200.0 million, $175.0 million and $200.0 million notional amount, respectively. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.82%, 2.82% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001 in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program, and on April 2, 2006, the remaining $100.0 million notional amount of these swap agreements matured. In addition, the $200.0 million notional amount swap agreement that we entered into in March 2001 matured in March 2005. The amount receivable by us under the swap agreements was $1.1 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively, and the amount payable by us under the swap agreements was $1.8 million and $2.5 million at June 30, 2006 and December 31, 2005, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2006 and December 31, 2005 were as follows:

                                                        Notional    Interest Rate Interest Rate      Fair
                          Maturity Date                  Amount         Paid        Received        Value
                          -------------                  ------         ----        --------        -----
                                                                  (dollars expressed in thousands)

         June 30, 2006:
             July 31, 2007...........................  $ 200,000        5.40%         3.08%       $ (5,340)
                                                       =========        ====          ====        ========

         December 31, 2005:
             April 2, 2006...........................  $ 100,000        4.43%         5.45%       $    205
             July 31, 2007...........................    200,000        4.40          3.08          (5,296)
                                                       ---------                                  --------
                                                       $ 300,000        4.41          3.87        $ (5,091)
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

         >> During May 2002, March 2003 and April 2003, we entered into $55.2 million, $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month LIBOR plus 2.30%, 2.55% and 2.58%, respectively. The underlying hedged liabilities were a portion of our subordinated debentures. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. The amounts receivable and payable by us under the swap agreements at December 31, 2005 were $506,000 and $420,000, respectively. In May 2005, we terminated the $55.2 million and $46.0 million notional swap agreements in order to appropriately modify future hedge positions in accordance with our interest rate risk management program. The resulting $854,000 basis adjustment of the underlying hedged liabilities, in aggregate, was being recorded as a reduction of interest expense over the remaining maturities of the underlying hedged liabilities, which ranged from 26 to 28 years at the time of the termination. Effective February 16, 2006, we terminated the remaining $25.0 million notional swap agreement. In conjunction with this transaction, we recorded the resulting $1.7 million basis adjustment of the underlying hedged liabilities and the remaining balance of the basis adjustments associated with the swap agreements that were terminated in May 2005, totaling $834,000, in our consolidated statements of income. The recognition of the net basis adjustments on all of the terminated fair value interest rate swap agreements resulted in a pre-tax loss of $849,000 that was recorded in February 2006.

Interest Rate Floor Agreement. In September 2005, we entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with our interest rate risk management program. The interest rate floor agreement provides for us to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. The carrying value of the interest rate floor agreement, which is included in other assets in our consolidated balance sheets, was $1,000 and $70,000 at June 30, 2006 and December 31, 2005, respectively.

         During 2003 and 2004, we entered into five term repurchase agreements under master repurchase agreements with unaffiliated third parties, as further described in Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreements were entered into with the objective of stabilizing net interest income over time, further protecting our net interest margin against changes in interest rates and providing funding for security purchases. The interest rate floor agreements included within the term repurchase agreements represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term repurchase agreements are reflected in other borrowings in our consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in our consolidated statements of income. In March 2005, in accordance with our interest rate risk management program, we modified our term repurchase agreements to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the existing interest rate spread to LIBOR for the underlying agreements. The modified terms of the term repurchase agreements became effective during the second quarter of 2005. We did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments. In November 2005, we terminated a $50.0 million term repurchase agreement with a maturity date of August 15, 2006, and simultaneously recognized a loss of $2.9 million on the sale of available-for-sale investment securities associated with the termination of the term repurchase agreement. As further discussed in Note 9 to our Consolidated Financial Statements, on February 14, 2006, we terminated the two $50.0 million term repurchase agreements with maturity dates of June 14, 2007, and recognized a $1.6 million loss on the sale of $100.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements; on March 28, 2006, we terminated the $50.0 million term repurchase agreement with a maturity date of August 1, 2007, and recognized a $746,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement; and on April 28, 2006, we terminated $50.0 million of the $150.0 million term repurchase agreement with a maturity date of January 12, 2007, and recognized a $310,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement. Our termination transactions entered into in 2006 resulted in a reduction of $200.0 million of our term repurchase agreements, the recognition of a $2.7 million loss on the sale of $200.0 million of investment securities held in our available-for-sale investment portfolio, and prepayment penalties of $306,000 incurred in conjunction with the early termination of the term repurchase agreements.

Pledged Collateral. At June 30, 2006 and December 31, 2005, we had pledged investment securities available for sale with a fair value of $6.1 million and $5.1 million, respectively, in connection with our interest rate swap agreements. In addition, at December 31, 2005, we had a $2.0 million letter of credit issued on our behalf to the counterparty and had pledged cash of $1.8 million as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in other assets in our consolidated balance sheets was $460,000 and ($49,000) at June 30, 2006 and December 31, 2005, respectively.

                       Loans and Allowance for Loan Losses

         Interest and fees on loans, which represent the principal source of income for First Banks, were 89.9% and 89.5% of total interest income for the three and six months ended June 30, 2006, respectively, in comparison to 84.9% and 84.4% for the comparable periods in 2005. Total loans, net of unearned discount, increased to $7.60 billion, or 79.0% of total assets, at June 30, 2006, compared to $7.02 billion, or 76.6% of total assets, at December 31, 2005. The overall increase in loans, net of unearned discount, in 2006 is primarily attributable to internal loan growth and our acquisitions of FNBS, Community Bank, FINB and UPAC, which provided loans, net of unearned discount, of $269.2 million, in aggregate, partially offset by the securitization of $138.9 million of certain residential mortgage loans, and the sale and payoff of certain of our nonperforming loans that were held for sale at December 31, 2005. The net increase in our loan portfolio is primarily attributable to:

         >> an increase of $244.7 million in our real estate construction and development portfolio resulting primarily from new loan originations and seasonal fluctuations on existing and available credit lines, as well as $3.9 million of loans provided by our acquisition of FNBS;

         >> an increase of $226.3 million in our commercial, financial and agricultural portfolio, primarily attributable to internal loan production, and $153.6 million of loans provided by our acquisition of UPAC, and $12.7 million, in aggregate, of loans provided by our acquisitions of FNBS, Community Bank and FINB;

         >> an increase of $92.0 million in our real estate mortgage portfolio. The net increase was attributable to: internal growth within our loan portfolio of approximately $232.3 million, largely attributable to the retention of certain mortgage loan production in our residential real estate mortgage portfolio; our acquisitions of FNBS, Community Bank and FINB, which provided loans of $98.6 million; partially offset by the securitization of $77.1 million and $61.8 million of certain residential mortgage loans in March 2006 and April 2006, respectively, which resulted in a change in our asset structure from residential mortgage loans to available-for-sale investment securities; and the transfer of $100.0 million of certain loans to our held for sale portfolio following a commitment to sell these loans in August 2006; and

         >> a $17.3 million increase in our loans held for sale portfolio resulting from the transfer of $100.0 million of certain residential mortgage loans to our loans held for sale portfolio on June 30, 2006, partially offset by timing of loan sales in the secondary mortgage market, the sale of certain nonperforming loans that were transferred to our held for sale portfolio on December 31, 2005, and the payoff of a single nonperforming loan in January 2006 that was included in our held for sale portfolio at December 31, 2005, as further discussed below.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2006 and December 31, 2005:

                                                                                   June 30,        December 31,
                                                                                     2006              2005
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)
         Commercial, financial and agricultural:
           Nonaccrual.........................................................   $   15,730            4,948
         Real estate construction and development:
           Nonaccrual.........................................................       14,399           11,137
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual......................................................        8,773            9,576
              Restructured....................................................            9               10
           Multi-family residential loans:
              Nonaccrual......................................................          649              740
           Commercial real estate loans:
              Nonaccrual......................................................       33,286           70,625
         Consumer and installment:
           Nonaccrual.........................................................          184              160
                                                                                 ----------        ---------
                  Total nonperforming loans...................................       73,030           97,196
         Other real estate....................................................        5,460            2,025
                                                                                 ----------        ---------
                  Total nonperforming assets..................................   $   78,490           99,221
                                                                                 ==========        =========

         Loans, net of unearned discount......................................   $7,600,591        7,020,771
                                                                                 ==========        =========

         Loans past due 90 days or more and still accruing....................   $    5,737            5,576
                                                                                 ==========        =========

         Ratio of:
           Allowance for loan losses to loans.................................         1.94%            1.93%
           Nonperforming loans to loans.......................................         0.96             1.38
           Allowance for loan losses to nonperforming loans...................       201.81           139.23
           Nonperforming assets to loans and other real estate................         1.03             1.41
                                                                                 ==========        =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $73.0 million at June 30, 2006, compared to $67.1 million at March 31, 2006 and $97.2 million at December 31, 2005. Other real estate owned was $5.5 million, $3.3 million and $2.0 million at June 30, 2006, March 31, 2006 and December 31, 2005, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $78.5 million at June 30, 2006, compared to $70.4 million at March 31, 2006 and $99.2 million at December 31, 2005. A significant portion of our nonperforming assets includes nonperforming loans associated with our acquisition of CIB Bank in November 2004, which have decreased to $18.1 million, or 24.8% of our total nonperforming loans, at June 30, 2006, from $18.2 million, or 27.1% of our total nonperforming loans, at March 31, 2006, and from $55.0 million, or 56.6% of our nonperforming loans, at December 31, 2005. Nonperforming loans were 0.96% of loans, net of unearned discount, at June 30, 2006, compared to 0.94% of loans, net of unearned discount, at March 31, 2006 and 1.38% at December 31, 2005. Additionally, loans past due 90 days or more and still accruing interest were $5.7 million at June 30, 2006, compared to $2.2 million at March 31, 2006 and $5.6 million at December 31, 2005. Nonperforming loans at June 30, 2006 reflect a $24.2 million, or 24.9%, decrease from nonperforming loans at December 31, 2005, and a $5.9 million, or 8.8%, increase from nonperforming loans at March 31, 2006. The 24.9% decrease in nonperforming loans during the six months ended June 30, 2006 primarily resulted from our plans to reduce nonperforming assets through the sale of certain nonperforming loans, loan payoffs and/or external refinancing of various credits. We had been actively marketing approximately $59.7 million of nonperforming loans that were transferred to our held for sale portfolio on December 31, 2005. In January 2006, we received a payoff on one of the loans held for sale that had a carrying value of $12.4 million at December 31, 2005. In conjunction with this transaction, we recognized a loan recovery of $5.0 million and interest and late fees of $2.0 million on the payoff of the loan. In March 2006, we completed the sale of the majority of the remaining loans held for sale that had a carrying value of approximately $32.5 million, in aggregate, at December 31, 2005, and recorded a pre-tax gain of approximately $1.7 million on the sale of these loans. The overall decrease in our nonperforming loans during 2006 was partially offset by two credits of $8.9 million and $10.0 million that were placed on nonaccrual status in March 2006 and June 2006, respectively, following deterioration of the financial position of the borrowers.

         We recorded net loan charge-offs of $1.2 million for the three months ended June 30, 2006, compared to net loan recoveries of $2.1 million for the six months ended June 30, 2006. We recorded net loan recoveries of $3.6 million for the three months ended June 30, 2005 and net loan charge-offs of $3.0 million for the six months ended June 30, 2005. Net loan recoveries for 2006 included a loan recovery of $5.0 million on the payoff of a single loan in the first quarter of 2006, as discussed above. Our allowance for loan losses was $147.4 million at June 30, 2006, compared to $140.2 million at March 31, 2006 and $135.3 million at December 31, 2005. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.94% at June 30, 2006, compared to 1.96% at March 31, 2006 and 1.93% at December 31, 2005. Our allowance for loan losses as a percentage of nonperforming loans was 201.81% at June 30, 2006, compared to 209.00% at March 31, 2006 and 139.23% at December 31, 2005. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including reduced loan demand within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses. In addition, although we have experienced continued improvement in our nonperforming asset levels, we continue our efforts to reduce the overall level of these assets.

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

         Changes in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 were as follows:

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                         ----------------------        --------------------
                                                            2006        2005             2006        2005
                                                            ----        ----             ----        ----
                                                                  (dollars expressed in thousands)

         Balance, beginning of period................     $140,235     144,154          135,330     150,707
         Acquired allowance for loan losses..........        3,368         419            3,944         419
                                                          --------    --------         --------    --------
                                                           143,603     144,573          139,274     151,126
                                                          --------    --------         --------    --------
         Loans charged-off...........................       (2,896)     (2,385)          (6,341)    (15,021)
         Recoveries of loans previously charged-off..        1,676       5,976            8,450      12,059
                                                          --------    --------         --------    --------
           Net loan recoveries (charge-offs).........       (1,220)      3,591            2,109      (2,962)
                                                          --------    --------         --------    --------
         Provision for loan losses...................        5,000      (8,000)           6,000      (8,000)
                                                          --------    --------         --------    --------
         Balance, end of period......................     $147,383     140,164          147,383     140,164
                                                          ========    ========         ========    ========

                                    Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.74 billion and $1.72 billion at June 30, 2006 and December 31, 2005, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at June 30, 2006:


                                                      Certificates of Deposit    Other
                                                        of $100,000 or More    Borrowings          Total
                                                        -------------------    ----------          -----
                                                                   (dollars expressed in thousands)

         Three months or less...........................   $   410,071          231,889            641,960
         Over three months through six months...........       332,818            5,000            337,818
         Over six months through twelve months..........       394,062          110,000            504,062
         Over twelve months.............................       191,436           66,107            257,543
                                                           -----------          -------          ---------
              Total.....................................   $ 1,328,387          412,996          1,741,383
                                                           ===========          =======          =========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2006 and December 31, 2005, First Bank's borrowing capacity under the agreement was approximately $661.1 million and $743.6 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $742.1 million and $679.3 million at June 30, 2006 and December 31, 2005, respectively. First Bank had FHLB advances outstanding of $26.1 million and $39.3 million at June 30, 2006 and December 31, 2005, respectively, of which $1.1 million and $39.3 million, respectively, represented advances assumed in conjunction with various acquisitions. On March 17, 2006 and May 10, 2006, First Bank prepaid $20.5 million and $14.8 million of FHLB advances, respectively, that were assumed in conjunction with previous acquisitions, as further described in Note 9 to our Consolidated Financial Statements.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other contractual obligations at June 30, 2006 were as follows:

                                                    Less than      1-3        3-5       Over
                                                     1 Year       Years      Years     5 Years     Total
                                                     ------       -----      -----     -------     -----
                                                                (dollars expressed in thousands)

         Operating leases.......................  $    12,575     21,027     13,530     21,948      69,080
         Certificates of deposit (1)............    2,930,308    568,783    140,615     15,061   3,654,767
         Other borrowings (1)...................      326,889        235        872         --     327,996
         Notes payable (1)......................       20,000     65,000         --         --      85,000
         Subordinated debentures (1)............           --         --         --    304,270     304,270
         Other contractual obligations..........        1,138        292         14         17       1,461
                                                  -----------   --------   --------   --------   ---------
              Total.............................  $ 3,290,910    655,337    155,031    341,296   4,442,574
                                                  ===========   ========   ========   ========   =========
         ---------------
         (1) Amounts exclude the related interest expense accrued on these obligations as of June 30, 2006.

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

                       Effects of New Accounting Standards

         In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. We previously adopted the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF Issue No. 03-1. Securities in scope are those subject to SFAS No. 115 and SFAS No. 124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF Issue No. 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF Issue No. 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. In June 2005, the FASB directed the EITF to issue EITF Issue No. 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. On January 1, 2006, we implemented the requirements of FSP FAS 115-1 and FAS 124-1, which did not have a material effect on our financial condition or results of operations.

         In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier I capital. We have evaluated the impact of the final rule on our financial condition and results of operations, and determined the implementation of the Federal Reserve's final rules that will be effective in March 2009 would reduce our bank holding company's Tier I capital (to risk-weighted assets) and Tier I capital (to average assets), as further described in Note 7 to our Consolidated Financial Statements.

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

         In June 2006, the FASB issued FASB Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes. FASB interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The FASB Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FASB Interpretation No. 48 to determine its impact on our financial condition and results of operations.

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2005, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 6.4% of net interest income, based on assets and liabilities at December 31, 2005. At June 30, 2006, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with declines in income associated with our interest rate swap agreements and increases in prevailing interest rates, is reflected in our net interest margin for the three and six months ended June 30, 2006 as compared to the comparable periods in 2005 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." During the three and six months ended June 30, 2006, our asset-sensitive position and overall susceptibility to market risks have not changed materially. However, prevailing interest rates have continued to increase during the three and six months ended June 30, 2006.

                        ITEM 4 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures over financial reporting.

                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the April 27, 2006 Annual Meeting of Shareholders of First Banks, Messrs. James F. Dierberg, Allen H. Blake, Gordon A. Gundaker, Terrance M. McCarthy, Steven F. Schepman, David L. Steward and Douglas H. Yaeger, constituting all of the directors, were unanimously re-elected.

                                ITEM 6 - EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

      Exhibit Number                         Description
      --------------                         -----------

           4.1      Indenture  between  First  Banks,   Inc.,  as  Issuer,   and
                    Wilmington Trust Company, as Trustee, dated as of April 28, 2006 - filed herewith.

           4.2 Amended and Restated Declaration of Trust of First Bank Statutory Trust V by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of April 28, 2006 - filed herewith.

           4.3 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of April 28, 2006 - filed herewith.

           4.4 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust V and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, dated as of April 27, 2006 - filed herewith.

           4.5      Floating  Rate  Junior   Subordinated   Deferrable  Interest
                    Debenture of First Banks, Inc., dated as of April 28, 2006 - filed herewith.

           4.6 Capital Securities Subscription Agreement by and among First Bank Statutory Trust V, First Banks, Inc. and First Tennessee Bank National Association, dated as of April 28, 2006 - filed herewith.

           4.7 Capital Securities Certificate P-1 of First Bank Statutory Trust V, dated as of April 28, 2006 - filed herewith.

           4.8 Indenture between First Banks, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated as of June 16, 2006 - filed herewith.

           4.9 Amended and Restated Declaration of Trust of First Bank Statutory Trust VI by and among Wells Fargo Delaware Trust Company, as Delaware Trustee, Wells Fargo Bank, National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake and Lisa K. Vansickle, as Administrators, dated as of June 16, 2006 - filed herewith.

           4.10 Guarantee Agreement by and between First Banks, Inc. and Wells Fargo Bank, National Association, dated as of June 16, 2006 - filed herewith.

           4.11 Purchase Agreement among First Bank Statutory Trust VI, Issuer, First Banks, Inc., Sponsor, and Bear, Stearns & Co. Inc., Initial Purchaser, dated as of June 14, 2006 - filed herewith.

           4.12 Junior Subordinated Debt Security due 2036 of First Banks, Inc., dated as of June 16, 2006 - filed herewith.

           4.13 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust VI, dated as of June 16, 2006 - filed herewith.

           4.14 Capital Securities Certificate P-001 of First Bank Statutory Trust VI, dated as of June 16, 2006 - filed herewith.

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



Date:  August 11, 2006

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