Form 10-Q
period 2006-09-30
FIRST BANKS, INC
filed 2006-11-13
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                                       Shares Outstanding
               Class                                   at October 31, 2006
               -----                                   -------------------

   Common Stock, $250.00 par value                           23,661


                                       FIRST BANKS, INC.

                                       TABLE OF CONTENTS





                                                                                             Page
                                                                                             ----

PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS....................................................     1

           CONSOLIDATED STATEMENTS OF INCOME..............................................     2

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               AND COMPREHENSIVE INCOME...................................................     3

           CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................     4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................     5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS..................................................    19

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    41

  ITEM 4.  CONTROLS AND PROCEDURES........................................................    42

PART II.   OTHER INFORMATION

  ITEM 6.  EXHIBITS.......................................................................    43

SIGNATURES................................................................................    44



                                           PART I - FINANCIAL INFORMATION
                                            ITEM 1 - FINANCIAL STATEMENTS

                                                  FIRST BANKS, INC.

                                             CONSOLIDATED BALANCE SHEETS
                          (dollars expressed in thousands, except share and per share data)

                                                                                        September 30,    December 31,
                                                                                            2006             2005
                                                                                            ----             ----
                                                                                         (unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents:
     Cash and due from banks..........................................................   $  212,231         212,667
     Short-term investments...........................................................       32,036          73,985
                                                                                         ----------       ---------
          Total cash and cash equivalents.............................................      244,267         286,652
                                                                                         ----------       ---------

Investment securities:
     Trading..........................................................................       56,752           3,389
     Available for sale...............................................................    1,095,717       1,311,289
     Held to maturity (fair value of $24,550 and $25,791, respectively)...............       24,767          26,105
                                                                                         ----------       ---------
          Total investment securities.................................................    1,177,236       1,340,783
                                                                                         ----------       ---------

Loans:
     Commercial, financial and agricultural...........................................    1,868,940       1,619,822
     Real estate construction and development.........................................    1,875,289       1,564,255
     Real estate mortgage.............................................................    3,520,948       3,469,788
     Consumer and installment.........................................................       75,128          64,724
     Loans held for sale..............................................................      393,279         315,134
                                                                                         ----------       ---------
          Total loans.................................................................    7,733,584       7,033,723
     Unearned discount................................................................      (16,114)        (12,952)
     Allowance for loan losses........................................................     (149,310)       (135,330)
                                                                                         ----------       ---------
          Net loans...................................................................    7,568,160       6,885,441
                                                                                         ----------       ---------

Bank premises and equipment, net of accumulated depreciation and amortization.........      163,717         144,941
Goodwill..............................................................................      231,786         167,056
Bank-owned life insurance.............................................................      114,669         111,442
Deferred income taxes.................................................................      109,703         128,938
Other assets..........................................................................      151,150         105,080
                                                                                         ----------       ---------
          Total assets................................................................   $9,760,688       9,170,333
                                                                                         ==========       =========

                                                    LIABILITIES
                                                    -----------

Deposits:
     Noninterest-bearing demand.......................................................   $1,249,717       1,299,350
     Interest-bearing demand..........................................................      957,730         981,837
     Savings..........................................................................    2,120,029       2,106,470
     Time deposits of $100 or more....................................................    1,396,945       1,076,908
     Other time deposits..............................................................    2,374,442       2,077,266
                                                                                         ----------       ---------
          Total deposits..............................................................    8,098,863       7,541,831
Other borrowings......................................................................      392,210         539,174
Notes payable.........................................................................       75,000         100,000
Subordinated debentures...............................................................      304,547         215,461
Deferred income taxes.................................................................       32,279          27,104
Accrued expenses and other liabilities................................................       88,289          61,762
Minority interest in subsidiary.......................................................        5,617           6,063
                                                                                         ----------       ---------
          Total liabilities...........................................................    8,996,805       8,491,395
                                                                                         ----------       ---------

                                                STOCKHOLDERS' EQUITY
                                                --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding...           --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.......................       12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding..........................................          241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding.............................................        5,915           5,915
Additional paid-in capital............................................................        5,910           5,910
Retained earnings.....................................................................      754,181         673,956
Accumulated other comprehensive loss..................................................      (15,186)        (19,906)
                                                                                         ----------       ---------
          Total stockholders' equity..................................................      763,883         678,938
                                                                                         ----------       ---------
          Total liabilities and stockholders' equity..................................   $9,760,688       9,170,333
                                                                                         ==========       =========


The accompanying notes are an integral part of the consolidated financial statements.



                                                 FIRST BANKS, INC.

                                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                        (dollars expressed in thousands, except share and per share data)


                                                                            Three Months Ended     Nine Months Ended
                                                                               September 30,         September 30,
                                                                           -------------------    ------------------
                                                                              2006      2005        2006      2005
                                                                              ----      ----        ----      ----
Interest income:
     Interest and fees on loans........................................... $ 153,394   109,903     426,456   303,515
     Investment securities................................................    13,881    17,057      43,514    52,001
     Short-term investments...............................................     1,018       841       3,288     1,701
                                                                           ---------  --------    --------  --------
          Total interest income...........................................   168,293   127,801     473,258   357,217
                                                                           ---------  --------    --------  --------
Interest expense:
     Deposits:
       Interest-bearing demand............................................     2,057       979       5,832     2,799
       Savings............................................................    13,491     8,345      36,929    20,420
       Time deposits of $100 or more......................................    15,902     7,206      41,716    18,806
       Other time deposits................................................    25,526    16,832      68,706    46,967
     Other borrowings.....................................................     4,322     4,946      12,263    12,480
     Notes payable........................................................     1,434       862       4,331     1,103
     Subordinated debentures..............................................     6,377     5,985      17,751    16,096
                                                                           ---------  --------    --------  --------
          Total interest expense..........................................    69,109    45,155     187,528   118,671
                                                                           ---------  --------    --------  --------
          Net interest income.............................................    99,184    82,646     285,730   238,546
Provision for loan losses.................................................     2,000        --       8,000    (8,000)
                                                                           ---------  --------    --------  --------
          Net interest income after provision for loan losses.............    97,184    82,646     277,730   246,546
                                                                           ---------  --------    --------  --------
Noninterest income:
     Service charges on deposit accounts and customer service fees........    11,122    10,175      32,350    29,651
     Gain on loans sold and held for sale.................................     4,604     6,505      17,524    17,865
     Net gain (loss) on investment securities.............................     1,603        (3)     (2,384)       (3)
     Bank-owned life insurance investment income..........................       665     1,177       2,432     3,711
     Investment management income.........................................     2,036     2,129       6,633     6,375
     Other................................................................     9,964     4,965      24,815    14,755
                                                                           ---------  --------    --------  --------
          Total noninterest income........................................    29,994    24,948      81,370    72,354
                                                                           ---------  --------    --------  --------
Noninterest expense:
     Salaries and employee benefits.......................................    42,454    35,667     124,558   103,145
     Occupancy, net of rental income......................................     6,997     5,327      19,657    15,792
     Furniture and equipment..............................................     4,158     3,960      12,237    11,798
     Postage, printing and supplies.......................................     1,550     1,387       4,964     4,339
     Information technology fees..........................................     9,365     9,141      27,616    26,686
     Legal, examination and professional fees.............................     2,078     2,257       6,583     6,710
     Amortization of intangible assets....................................     2,243     1,168       5,440     3,523
     Communications.......................................................       589       495       1,747     1,470
     Advertising and business development.................................     1,826     1,623       5,703     5,018
     Charitable contributions.............................................     1,594       111       4,918     1,789
     Other................................................................     7,619     6,716      22,916    21,612
                                                                           ---------  --------    --------  --------
          Total noninterest expense.......................................    80,473    67,852     236,339   201,882
                                                                           ---------  --------    --------  --------
          Income before provision for income taxes and minority
             interest in loss of subsidiary...............................    46,705    39,742     122,761   117,018
Provision for income taxes................................................    17,249    13,265      42,452    41,568
                                                                           ---------  --------    --------  --------
          Income before minority interest in loss of subsidiary...........    29,456    26,477      80,309    75,450
Minority interest in loss of subsidiary...................................      (204)   (1,036)       (440)   (1,036)
                                                                           ---------  --------    --------  --------
          Net income......................................................    29,660    27,513      80,749    76,486
Preferred stock dividends.................................................       196       196         524       524
                                                                           ---------  --------    --------  --------
          Net income available to common stockholders..................... $  29,464    27,317      80,225    75,962
                                                                           =========  ========    ========  ========

Basic earnings per common share........................................... $1,245.28  1,154.52    3,390.62  3,210.44
                                                                           =========  ========    ========  ========

Diluted earnings per common share......................................... $1,231.06  1,139.46    3,347.84  3,163.13
                                                                           =========  ========    ========  ========

Weighted average common stock outstanding.................................    23,661    23,661      23,661    23,661
                                                                           =========  ========    ========  ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                         FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                      Nine Months Ended September 30, 2006 and 2005 and Three Months Ended December 31, 2005
                                      (dollars expressed in thousands, except per share data)




                                                                                                                   Accu-
                                                                 Adjustable Rate                                   mulated
                                                                 Preferred Stock                                   Other
                                                                -----------------                                  Compre-   Total
                                                                Class A                     Additional             hensive   Stock-
                                                                Conver-             Common   Paid-In   Retained    Income   holders'
                                                                 tible    Class B    Stock   Capital   Earnings    (Loss)    Equity
                                                                 -----    -------    -----   -------   --------    ------    ------

Consolidated balances, December 31, 2004....................... $12,822     241      5,915    5,910    577,836     (1,831)  600,893
                                                                                                                            -------
Nine months ended September 30, 2005:
  Comprehensive income:(1)
    Net income.................................................      --      --         --       --     76,486         --    76,486
    Other comprehensive loss, net of tax:
       Unrealized losses on investment securities..............      --      --         --       --         --     (7,842)   (7,842)
       Reclassification adjustment for investment securities
          losses included in net income........................      --      --         --       --         --          2         2
       Derivative instruments:
          Current period transactions..........................      --      --         --       --         --     (3,896)   (3,896)
                                                                                                                            -------
  Total comprehensive income...................................                                                              64,750
  Class A preferred stock dividends, $0.80 per share...........      --      --         --       --       (513)        --      (513)
  Class B preferred stock dividends, $0.07 per share...........      --      --         --       --        (11)        --       (11)
                                                                -------     ---      -----    -----    -------    -------   -------
Consolidated balances, September 30, 2005......................  12,822     241      5,915    5,910    653,798    (13,567)  665,119
Three months ended December 31, 2005:
  Comprehensive income:
    Net income.................................................      --      --         --       --     20,420         --    20,420
    Other comprehensive loss, net of tax:
       Unrealized losses on investment securities..............      --      --         --       --         --     (7,817)   (7,817)
       Reclassification adjustment for investment securities
          losses included in net income........................      --      --         --       --         --      1,865     1,865
       Derivative instruments:
          Current period transactions..........................      --      --         --       --         --       (387)     (387)
                                                                                                                            -------
  Total comprehensive income...................................                                                              14,081
  Class A preferred stock dividends, $0.40 per share...........      --      --         --       --       (256)        --      (256)
  Class B preferred stock dividends, $0.04 per share...........      --      --         --       --         (6)        --        (6)
                                                                -------     ---      -----    -----    -------    -------   -------
Consolidated balances, December 31, 2005.......................  12,822     241      5,915    5,910    673,956    (19,906)  678,938
Nine months ended September 30, 2006:
  Comprehensive income:(1)
    Net income.................................................      --      --         --       --     80,749         --    80,749
    Other comprehensive income, net of tax:
       Unrealized gains on investment securities...............      --      --         --       --         --      1,460     1,460
       Reclassification adjustment for investment securities
          losses included in net income........................      --      --         --       --         --      1,487     1,487
       Derivative instruments:
          Current period transactions..........................      --      --         --       --         --      1,773     1,773
                                                                                                                            -------
  Total comprehensive income...................................                                                              85,469
  Class A preferred stock dividends, $0.80 per share...........      --      --         --       --       (513)        --      (513)
  Class B preferred stock dividends, $0.07 per share...........      --      --         --       --        (11)        --       (11)
                                                                -------     ---      -----    -----    -------    -------   -------
Consolidated balances, September 30, 2006...................... $12,822     241      5,915    5,910    754,181    (15,186)  763,883
                                                                =======     ===      =====    =====    =======    =======   =======

--------------------
(1) Disclosure of comprehensive income:
                                                                         Three Months Ended      Nine Months Ended
                                                                            September 30,          September 30,
                                                                        -------------------     -------------------
                                                                          2006       2005         2006       2005
                                                                          ----       ----         ----       ----
Comprehensive income:
  Net income........................................................... $29,660     27,513       80,749     76,486
  Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on investment securities................  13,363     (4,271)       1,460     (7,842)
     Reclassification adjustment for investment securities
       (gains) losses included in net income...........................    (252)         2        1,487          2
     Derivative instruments:
       Current period transactions.....................................   1,935     (1,153)       1,773     (3,896)
                                                                        -------     ------       ------     ------
Total comprehensive income............................................. $44,706     22,091       85,469     64,750
                                                                        =======     ======       ======     ======


The accompanying notes are an integral part of the consolidated financial statements.


                                               FIRST BANKS, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                       (dollars expressed in thousands)
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                            ------------------------
                                                                                               2006          2005
                                                                                               ----          ----
Cash flows from operating activities:
     Net income.........................................................................    $  80,749        76,486
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization of bank premises and equipment.....................       13,698        12,895
       Amortization, net of accretion...................................................       10,898        13,180
       Originations of loans held for sale..............................................     (731,297)   (1,013,954)
       Proceeds from sales of loans held for sale.......................................      757,596       895,299
       Provision for loan losses........................................................        8,000        (8,000)
       Provision for deferred income taxes..............................................        3,210        (1,967)
       (Increase) decrease in accrued interest receivable...............................       (4,365)          702
       Increase in accrued interest payable.............................................        6,902         2,618
       Proceeds from sales of trading securities........................................        6,840            --
       Purchases of trading securities..................................................      (60,877)           --
       Gain on loans sold and held for sale.............................................      (17,524)      (17,865)
       Net loss on investment securities................................................        2,384             3
       Other operating activities, net..................................................       47,464        26,920
       Minority interest in loss of subsidiary..........................................         (440)       (1,036)
                                                                                            ---------    ----------
          Net cash provided by (used in) operating activities...........................      123,238       (14,719)
                                                                                            ---------    ----------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received.........     (245,031)       (9,500)
     Proceeds from sales of investment securities available for sale....................      198,009            --
     Maturities of investment securities available for sale.............................      771,714       556,455
     Maturities of investment securities held to maturity...............................        2,177         1,684
     Purchases of investment securities available for sale..............................     (571,153)     (317,776)
     Purchases of investment securities held to maturity................................         (865)       (3,508)
     Net increase in loans..............................................................     (499,582)     (209,519)
     Recoveries of loans previously charged-off.........................................       12,405        15,702
     Purchases of bank premises and equipment...........................................      (22,041)       (9,876)
     Sale of minority interest in subsidiary............................................           --         7,350
     Other investing activities, net....................................................       (2,307)        1,393
                                                                                            ---------    ----------
          Net cash (used in) provided by investing activities...........................     (356,674)       32,405
                                                                                            ---------    ----------

Cash flows from financing activities:
     Decrease in demand and savings deposits............................................     (202,750)      (74,456)
     Increase in time deposits..........................................................      488,795       107,520
     Decrease in Federal Home Loan Bank advances........................................      (43,368)       (6,144)
     Decrease in securities sold under agreements to repurchase.........................     (113,733)      (29,785)
     Advances drawn on notes payable....................................................           --        80,000
     Repayments of notes payable........................................................      (25,000)      (15,000)
     Proceeds from issuance of subordinated debentures..................................       87,631            --
     Repayments of subordinated debentures..............................................           --       (59,278)
     Payment of preferred stock dividends...............................................         (524)         (524)
                                                                                            ---------    ----------
          Net cash provided by financing activities.....................................      191,051         2,333
                                                                                            ---------    ----------
          Net (decrease) increase in cash and cash equivalents..........................      (42,385)       20,019
Cash and cash equivalents, beginning of period..........................................      286,652       267,110
                                                                                            ---------    ----------
Cash and cash equivalents, end of period................................................    $ 244,267       287,129
                                                                                            =========    ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest on liabilities.........................................................    $ 180,626       116,053
        Income taxes....................................................................       28,472        41,983
                                                                                            =========    ==========
     Noncash investing and financing activities:
        Securitization and transfer of loans to investment securities...................    $ 138,944            --
        Loans transferred to other real estate..........................................        6,199         2,783
                                                                                            =========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2005 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc. (formerly FB Commercial Finance, Inc.); Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (Adrian Baker); Universal Premium Acceptance Corporation (UPAC) and its wholly owned subsidiary, UPAC of California, Inc.; and Small Business Loan Source LLC (SBLS LLC). All of the subsidiaries are wholly owned, except for SBLS LLC, which is 51.0% owned by First Bank and 49.0% owned by First Capital America, Inc. (FCA), as further discussed in Note 6 to the Consolidated Financial Statements.


(2)      ACQUISITIONS AND INTEGRATION COSTS

         Completed Acquisitions

         On  January  3,  2006,   First  Banks  acquired  the  majority  of  the
outstanding common stock of First National Bank of Sachse (FNBS), and subsequently acquired the remaining outstanding common stock of FNBS in January 2006, for $20.8 million in cash, in aggregate. FNBS was headquartered and operated one banking office in Sachse, Texas, located in the northeast Dallas metropolitan area. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds. At the time of the acquisition, FNBS had assets of $76.2 million, loans, net of unearned discount, of $49.3 million, deposits of $66.2 million and stockholders' equity of $9.9 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Goodwill, which is not deductible for tax purposes, was $8.8 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were $3.6 million. FNBS was merged with and into First Bank on January 24, 2006.

         On January 20, 2006, First Bank completed its acquisition of the branch office of Dallas National Bank in Richardson, Texas (Richardson Branch). At the time of the acquisition, the Richardson Branch had assets of $1.1 million, including loans, net of unearned discount, of $144,000, and deposits of $1.1 million.

         On March 31, 2006, First Bank completed its acquisition of Adrian Baker for $7.4 million in cash and certain payments contingent on the future earnings of Adrian Baker for each of the years in the three-year period following the closing date of the transaction. Adrian Baker is an insurance brokerage company based in Clayton, Missouri that provides a comprehensive range of employee benefit and commercial and personal insurance services on a nationwide basis. The acquisition served to diversify First Banks' products and services in the highly-specialized financial services industry. The transaction was funded through internally generated funds. At the time of the acquisition, Adrian Baker had assets of $3.0 million and stockholders' equity of $810,000. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Goodwill, which is not deductible for tax purposes, was $4.3 million. The customer list intangibles of $3.7 million, which are not deductible for tax purposes, are being amortized over 15 years utilizing the straight-line method. Adrian Baker operates as a wholly owned subsidiary of First Bank.

         On April 28, 2006, First Banks completed its acquisition of Pittsfield Community Bancorp, Inc. and its wholly owned banking subsidiary, Community Bank of Pittsfield (collectively, Community Bank) for $5.1 million in cash. Community Bank was headquartered in Pittsfield, Illinois and operated two banking offices, one in Pittsfield, Illinois, and one in Mount Sterling, Illinois. On June 16, 2006, First Bank completed its sale of the Mount Sterling office to Beardstown Savings, s.b. The acquisition served to expand First Banks' banking franchise in Pittsfield, Illinois. The transaction was funded through internally generated funds. At the time of the acquisition, after giving effect to the sale of the Mount Sterling office, Community Bank had assets of $17.6 million, loans, net of unearned discount, of $11.1 million, deposits of $12.3 million and stockholder's equity of $3.9 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Preliminary goodwill, which is not deductible for tax purposes, was $783,000, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were $517,000. Community Bank was merged with and into First Bank at the time of the acquisition.

         On May 1, 2006, First Banks acquired the majority of the outstanding common stock of First Independent National Bank (FINB), and subsequently acquired the remaining outstanding common stock in May 2006, for $19.2 million in cash, in aggregate. FINB was headquartered in Plano, Texas and operated two banking offices in Plano, Texas, located in Collin County. In addition, at the time of the acquisition, FINB was in the process of opening a de novo branch banking office located in the Preston Forest Shopping Center in Dallas County, which subsequently opened on June 26, 2006. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with a private placement of $40.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further discussed in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, FINB had assets of $68.2 million, loans, net of unearned discount, of $59.6 million, deposits of $55.5 million and stockholders' equity of $7.3 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Goodwill, which is not deductible for tax purposes, was $9.3 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were $2.5 million. FINB was merged with and into First Bank on May 16, 2006.

         On May 31, 2006, First Bank completed its acquisition of KIF, Inc., an Iowa corporation, and its wholly owned subsidiaries, UPAC, a Missouri
corporation,   and  UPAC  of   California,   Inc.,  a   California   corporation
(collectively "UPAC"), for $52.7 million in cash. In conjunction with the acquisition of UPAC, First Banks repaid in full the outstanding senior and subordinated notes of UPAC, which totaled $125.9 million at the time of the acquisition. UPAC is an insurance premium finance company headquartered in the Kansas City suburb of Lenexa, Kansas and operates in 49 states. The acquisition served to diversify First Banks' products and services in the highly-specialized financial services industry. The transaction was funded through internally generated funds and a $52.0 million short-term Federal Home Loan Bank (FHLB) advance. At the time of the acquisition, UPAC had assets of $152.8 million, loans, net of unearned discount, of $149.2 million and stockholders' equity of $18.3 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Goodwill, which is not deductible for tax purposes, was $25.4 million. The customer list intangibles of $19.3 million, which are not deductible for tax purposes, are being amortized over 16 years utilizing the straight-line method. KIF, Inc. was merged with and into UPAC on June 30, 2006. UPAC of California, Inc. operates as a wholly owned subsidiary of UPAC, which operates as a wholly owned subsidiary of First Bank.

         On August 15, 2006, First Banks completed its acquisition of San Diego Community Bank (SDCB) for $25.5 million in cash. SDCB was headquartered in Chula Vista, California, which is located approximately ten miles south of downtown San Diego, and operated two other banking offices in Kearney Mesa and Otay Mesa. The acquisition served to expand First Banks' banking franchise in southern California. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $20.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, SDCB had assets of $91.7 million, loans, net of unearned discount, of $78.6 million, deposits of $76.1 million and stockholders' equity of $12.3 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Preliminary goodwill, which is not deductible for tax purposes, was approximately $8.4 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were approximately $4.3 million. SDCB was merged with and into First Bank at the time of the acquisition.

         On August 31, 2006, First Banks completed its acquisition of TeamCo, Inc. and its wholly owned banking subsidiary, Oak Lawn Bank (collectively, Oak
Lawn) for $13.9 million in cash. Oak Lawn was headquartered in Oak Lawn, Illinois, which is located approximately 15 miles southwest of the Chicago Loop in Chicago Southland, and operated a second banking office in Orland Park,

Illinois, which is located approximately 39 miles southwest of downtown Chicago. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, Oak Lawn had assets of $67.9 million, loans, net of unearned discount, of $43.1 million, deposits of $60.1 million and stockholders' equity of $5.5 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Preliminary goodwill, which is not deductible for tax purposes, was approximately $7.3 million, and the core deposit intangibles, which are not deductible for tax purposes and are being amortized over five years utilizing the straight-line method, were approximately $2.3 million. Oak Lawn was merged with and into First Bank at the time of the acquisition.

         Pending Acquisitions

         On July 10, 2006, First Bank entered into a Purchase and Assumption Agreement providing for First Bank to acquire MidAmerica National Bank's three banking offices located in Peoria and Bloomington, Illinois (collectively, MidAmerica Offices). As further described in Note 13 to the Consolidated
Financial Statements, First Bank completed its acquisition of the MidAmerica Offices on November 10, 2006.

         On August 7, 2006, First Bank entered into a Branch Purchase and Assumption Agreement providing for First Bank to acquire First Bank of Beverly Hills' banking office located in Beverly Hills, California (Beverly Drive Office). As further described in Note 13 to the Consolidated Financial Statements, First Bank completed its acquisition of the Beverly Drive Office on November 3, 2006.

         Subsequent to September 30, 2006, First Banks entered into an agreement related to an acquisition transaction, as more fully described in Note 13 to the Consolidated Financial Statements.

         Acquisition and Integration Costs

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $541,000 as of September 30, 2006, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to seven individuals with remaining terms ranging from approximately five months to 10 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities. The cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition, are summarized in the following table. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.

                                                                                    Information
                                                                     Severance    Technology Fees    Total
                                                                     ---------    ---------------    -----
                                                                        (dollars expressed in thousands)

         Balance at December 31, 2005.............................    $   542             134           676
         Nine Months Ended September 30, 2006:
           Amounts accrued at acquisition date....................      1,702           1,952         3,654
           Payments...............................................     (1,703)         (1,651)       (3,354)
                                                                      -------         -------       -------
         Balance at September 30, 2006............................    $   541             435           976
                                                                      =======         =======       =======


(3)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Intangible assets associated with the purchase of subsidiaries and branch offices, net of amortization, were comprised of the following at September 30, 2006 and December 31, 2005:

                                                             September 30, 2006         December 31, 2005
                                                          ------------------------   -----------------------
                                                           Gross                      Gross
                                                          Carrying     Accumulated   Carrying    Accumulated
                                                           Amount     Amortization    Amount    Amortization
                                                           ------     ------------    ------    ------------
                                                                   (dollars expressed in thousands)

         Amortized intangible assets:
              Core deposit intangibles.................   $ 49,792      (16,516)      36,555      (11,710)
              Customer list intangibles................     23,051         (527)          --           --
              Goodwill associated with the
                 purchase of branch offices............      2,210       (1,253)       2,210       (1,146)
                                                          --------      -------      -------      -------
                   Total...............................   $ 75,053      (18,296)      38,765      (12,856)
                                                          ========      =======      =======      =======

         Unamortized intangible assets:
              Goodwill associated with the
                 purchase of subsidiaries..............   $230,829                   165,992
                                                          ========                   =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $2.2 million and $5.4 million for the three and nine months ended September 30, 2006, respectively, and $1.2 million and $3.5 million for the comparable periods in 2005. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles, customer list intangibles and goodwill associated with branch office purchases, has been estimated in the following table, and does not take into consideration any pending or potential future acquisitions or branch office purchases.

                                                                         (dollars expressed in thousands)
         Year ending December 31:
              2006 remaining.......................................................  $ 2,363
              2007.................................................................    9,453
              2008.................................................................    9,453
              2009.................................................................    7,550
              2010.................................................................    7,089
              2011.................................................................    5,156
              Thereafter...........................................................   15,693
                                                                                    --------
                  Total............................................................ $ 56,757
                                                                                    ========

         Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                               ----------------------     ----------------------
                                                                  2006        2005           2006        2005
                                                                  ----        ----           ----        ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period........................  $ 226,811     154,664        167,056     156,849
         Goodwill acquired during period.....................      4,365      12,969         64,171      15,186
         Acquisition-related adjustments (1).................        646      (1,427)           666      (5,758)
         Amortization - purchases of branch offices..........        (36)        (36)          (107)       (107)
                                                               ---------    --------       --------    --------
         Balance, end of period..............................  $ 231,786     166,170        231,786     166,170
                                                               =========    ========       ========    ========

         ------------------
         (1)   Acquisition-related   adjustments   recorded  in  2006   included $646,000  recorded in the third
               quarter of 2006 pertaining to the acquisition of Northway State Bank in October 2005. Acquisition
               -related  adjustments  recorded in 2005  included $4.3 million  recorded in  the first quarter of
               2005  pertaining to the acquisition of CIB Bank in November 2004 and $1.4 million recorded in the third  quarter  of  2005  pertaining to the acquisition  of  Continental  Mortgage  Corporation -
               Delaware in July 2004.  Acquisition-related  adjustments  included additional purchase accounting adjustments necessary to appropriately adjust preliminary  goodwill  recorded  at the time of the acquisition, which  was  based  upon  current estimates  available  at  that time, to reflect the receipt of additional valuation data.

(4)      SERVICING RIGHTS

         Mortgage Banking Activities. At September 30, 2006 and December 31, 2005, First Banks serviced mortgage loans for others amounting to $1.06 billion and $1.01 billion, respectively. Changes in mortgage servicing rights, net of amortization, for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                               ----------------------     ----------------------
                                                                  2006        2005           2006        2005
                                                                  ----        ----           ----        ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period........................    $ 7,237       8,502          6,623      10,242
         Mortgage servicing rights acquired..................         --          --             --         435
         Originated mortgage servicing rights (1)............        275         256          3,003         657
         Amortization........................................       (998)     (1,261)        (3,112)     (3,837)
                                                                 -------     -------        -------     -------
         Balance, end of period..............................    $ 6,514       7,497          6,514       7,497
                                                                 =======     =======        =======     =======

         ------------------------
          (1)  In March 2006, First Banks capitalized mortgage servicing rights of $1.2 million associated with the  securitization  of $77.1  million  of  certain  residential  mortgage  loans  held  in  the
               Company's loan  portfolio,  resulting  in  the  recognition  of $1.2  million  in loan servicing income related to the future servicing  of  the  underlying loans. Additionally, in  April 2006,
               First Banks capitalized mortgage servicing rights of $927,000 associated with the securitization of  $61.8  million  of  certain residential mortgage loans held in the Company's loan portfolio, resulting  in  the  recognition  of $927,000 in loan servicing  income  related  to  the  future servicing of the underlying loans.

         First Banks did not incur any impairment of mortgage servicing rights during the three and nine months ended September 30, 2006 and 2005.

         Amortization of mortgage servicing rights at September 30, 2006 has been estimated in the following table:

                                                                         (dollars expressed in thousands)

         Year ending December 31:
              2006 remaining.......................................................  $   775
              2007.................................................................    2,269
              2008.................................................................    1,221
              2009.................................................................      742
              2010.................................................................      539
              2011.................................................................      416
              Thereafter...........................................................      552
                                                                                     -------
                  Total............................................................  $ 6,514
                                                                                     =======

         Other Servicing Activities. At September 30, 2006 and December 31, 2005, First Banks serviced United States Small Business Administration (SBA) loans for others amounting to $142.2 million and $163.4 million, respectively. Changes in SBA servicing rights, net of amortization and impairment, for the three and nine months ended September 30, 2006 and 2005 were as follows:


                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                               ----------------------     ----------------------
                                                                  2006        2005           2006        2005
                                                                  ----        ----           ----        ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period........................    $ 8,209      12,351          9,489      13,013
         Originated SBA servicing rights.....................        215         393            533         932
         Amortization........................................       (396)       (576)        (1,254)     (1,777)
         Impairment..........................................       (180)     (2,359)          (920)     (2,359)
                                                                 -------     -------        -------     -------
         Balance, end of period..............................    $ 7,848       9,809          7,848       9,809
                                                                 =======     =======        =======     =======

         First Banks recognized impairment of $180,000 and $920,000 for the three and nine months ended September 30, 2006, respectively, primarily resulting from a decline in the fair value of the SBA servicing assets below the carrying value attributable to the placement of certain loans on nonaccrual status and payoffs received on certain existing loans. First Banks recognized impairment of $2.4 million for the three and nine months ended September 30, 2005 primarily resulting from a decline in the fair value of the SBA servicing assets below the carrying value following substantial damage to several shrimping vessels within the servicing portfolio caused by the effects of Hurricane Katrina.

         Amortization of SBA servicing rights at September 30, 2006 has been estimated in the following table:

                                                                         (dollars expressed in thousands)

         Year ending December 31:
              2006 remaining.......................................................   $  384
              2007.................................................................    1,363
              2008.................................................................    1,135
              2009.................................................................      944
              2010.................................................................      783
              2011.................................................................      647
              Thereafter...........................................................    2,592
                                                                                      ------
                  Total............................................................   $7,848
                                                                                      ======

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30, 2006 and 2005:

                                                                                                    Per Share
                                                                       Income         Shares         Amount
                                                                       ------         ------         ------
                                                              (dollars in thousands, except share and per share data)

     Three months ended September 30, 2006:
         Basic EPS - income available to common stockholders.........  $29,464         23,661      $ 1,245.28
         Effect of dilutive securities:
           Class A convertible preferred stock.......................      192            430          (14.22)
                                                                       -------        -------      ----------
         Diluted EPS - income available to common stockholders.......  $29,656         24,091      $ 1,231.06
                                                                       =======        =======      ==========

     Three months ended September 30, 2005:
         Basic EPS - income available to common stockholders.........  $27,317         23,661      $ 1,154.52
         Effect of dilutive securities:
           Class A convertible preferred stock.......................      192            481          (15.06)
                                                                       -------        -------      ----------
         Diluted EPS - income available to common stockholders.......  $27,509         24,142      $ 1,139.46
                                                                       =======        =======      ==========

     Nine months ended September 30, 2006:
         Basic EPS - income available to common stockholders.........  $80,225         23,661      $ 3,390.62
         Effect of dilutive securities:
           Class A convertible preferred stock.......................      513            456          (42.78)
                                                                       -------        -------      ----------
         Diluted EPS - income available to common stockholders.......  $80,738         24,117      $ 3,347.84
                                                                       =======        =======      ==========

     Nine months ended September 30, 2005:
         Basic EPS - income available to common stockholders.........  $75,962         23,661      $ 3,210.44
         Effect of dilutive securities:
           Class A convertible preferred stock.......................      513            516          (47.31)
                                                                       -------        -------      ----------
         Diluted EPS - income available to common stockholders.......  $76,475         24,177      $ 3,163.13
                                                                       =======        =======      ==========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $7.8 million and $22.8 million for the three and nine months ended September 30, 2006, respectively, and $7.6 million and $22.3 million for the comparable periods in 2005. First Services, L.P. leases information technology and other equipment from First Bank. During the three months ended September 30, 2006 and 2005, First Services, L.P. paid First Bank $976,000 and $1.1 million, respectively, and during the nine months ended September 30, 2006 and 2005, First Services, L.P. paid First Bank $3.2 million and $3.3 million, respectively, in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $703,000 and $2.1 million for the three and nine months ended September 30, 2006, respectively, and $529,000 and $1.8 million for the comparable periods in 2005, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC D/B/A First Banc Insurors (First Title), a limited liability company established and administered by First Banks' Chairman and members of his immediate family, received approximately $2,000 and $119,000 for the three and nine months ended September 30, 2006, respectively, and $98,000 and $281,000 for the comparable periods in 2005, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which these commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $96,000 and $287,000 for the three and nine months ended September 30, 2006, respectively, and $77,000 and $246,000 for the comparable periods in 2005.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $59.2 million and $37.9 million at September 30, 2006 and December 31, 2005, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         In June 2005, FCA, a corporation owned by First Banks' Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million in cash pursuant to a written option agreement with First Bank.

         In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provides a $50.0 million warehouse line of credit for loan funding purposes. The Agreement provided for an initial maturity date of June 30, 2008, which was extended on June 15, 2006 by First Bank to June 30, 2009. Interest is payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance of advances outstanding under this line of credit was $44.1 million and $31.4 million at September 30, 2006 and December 31, 2005, respectively. Interest expense recorded under the Agreement by SBLS LLC for the three and nine months ended September 30, 2006 was $796,000 and $2.0 million, respectively, and $518,000 for the comparable periods in 2005.

         In August 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provided for WWT to provide information technology services associated with the initial phase of the upgrade of personal computers for First Bank employees in an ongoing effort to further standardize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services for this phase of the project with fees not to exceed $500,000. First Bank made payments of $478,000 under the contract for the first phase of the project. First Bank evaluated the second phase of its corporate-wide personal computer upgrade project and entered into a contract with WWT on August 21, 2006 for additional information technology services. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for this phase of the project with fees not to exceed $500,000. As of September 30, 2006, First Bank had not made any payments under the contract for the second phase of the project.

         On May 31, 2006, Adrian Baker, a newly acquired subsidiary of First Bank, purchased the personal and commercial insurance book of business from First Title. The value of the personal and commercial insurance book of business was estimated at approximately $300,000, subject to an adjustment based upon the receipt of an evaluation of the book of business by an independent third party. First Bank has engaged an independent third party to perform a business valuation of the personal and commercial insurance book of business of First Title. Upon completion of the business valuation by the independent third party, which is expected in the fourth quarter of 2006, Adrian Baker and First Title expect to adjust the estimated $300,000 recorded on May 31, 2006 to the valuation amount as provided by the independent third party.

         During the three and nine months ended September 30, 2006, First Bank contributed $1.5 million and $4.5 million to the Dierberg Operating Foundation, Inc., a charitable foundation established by First Banks' Chairman and members of his immediate family. There were no charitable contributions made to this organization during the comparable periods in 2005.

         First Banks periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that were created by First Banks' Chairman and members of his immediate family. First Banks utilizes these products primarily for customer and employee events and promotions, and business development functions. During the three and nine months ended September 30, 2006, First Banks purchased products from these entities of approximately $9,000 and $52,000, respectively, and $27,000 and $85,000 for the comparable periods in 2005.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2006, First Banks and First Bank were each well capitalized. As of September 30, 2006, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At September 30, 2006 and December 31, 2005, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                                   Actual               For          To Be Well
                                                        --------------------------    Capital     Capitalized Under
                                                        September 30, December 31,    Adequacy    Prompt Corrective
                                                            2006          2005        Purposes    Action Provisions
                                                            ----          ----        --------    -----------------

Total capital (to risk-weighted assets):
         First Banks...................................    10.22%        10.14%         8.0%            10.0%
         First Bank....................................    10.37         10.66          8.0             10.0

Tier 1 capital (to risk-weighted assets):
         First Banks...................................     8.54          8.88          4.0              6.0
         First Bank....................................     9.11          9.41          4.0              6.0

Tier 1 capital (to average assets):
         First Banks...................................     8.08          8.13          3.0              5.0
         First Bank....................................     8.63          8.61          3.0              5.0

         In March 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Federal Reserve's final rules that will be effective in March 2009 would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.67% and 7.26%, respectively, and would not have an impact on total capital (to risk-weighted assets), as of September 30, 2006.

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


         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                          Corporate, Other
                                                                          and Intercompany
                                               First Bank               Reclassifications (1)             Consolidated Totals
                                     -----------------------------  ------------------------------   -----------------------------
                                      September 30,  December 31,    September 30,   December 31,     September 30,  December 31,
                                          2006           2005            2006            2005             2006           2005
                                          ----           ----            ----            ----             ----           ----
                                                             (dollars expressed in thousands)

Balance sheet information:

Investment securities...............   $1,150,613      1,324,219          26,623          16,564         1,177,236    1,340,783
Loans, net of unearned discount.....    7,717,470      7,020,771              --              --         7,717,470    7,020,771
Goodwill............................      231,786        167,056              --              --           231,786      167,056
Total assets........................    9,729,876      9,148,931          30,812          21,402         9,760,688    9,170,333
Deposits............................    8,158,299      7,601,162         (59,436)        (59,331)        8,098,863    7,541,831
Notes payable.......................           --             --          75,000         100,000            75,000      100,000
Subordinated debentures.............           --             --         304,547         215,461           304,547      215,461
Stockholders' equity................    1,071,314        931,192        (307,431)       (252,254)          763,883      678,938
                                       ==========      =========        ========        ========         =========    =========

                                                                          Corporate, Other
                                                                          and Intercompany
                                               First Bank               Reclassifications (1)             Consolidated Totals
                                     -----------------------------  ------------------------------   -----------------------------
                                           Three Months Ended             Three Months Ended              Three Months Ended
                                              September 30,                  September 30,                   September 30,
                                     -----------------------------  ------------------------------   -----------------------------
                                          2006           2005            2006            2005             2006           2005
                                          ----           ----            ----            ----             ----           ----
                                                             (dollars expressed in thousands)
Income statement information:

Interest income.....................    $ 168,024        127,612             269             189           168,293      127,801
Interest expense....................       61,445         38,419           7,664           6,736            69,109       45,155
                                        ---------       --------         -------         -------          --------     --------
   Net interest income..............      106,579         89,193          (7,395)         (6,547)           99,184       82,646
Provision for loan losses...........        2,000             --              --              --             2,000           --
                                        ---------       --------         -------         -------          --------     --------
   Net interest income after
      provision for loan losses.....      104,579         89,193          (7,395)         (6,547)           97,184       82,646
                                        ---------       --------         -------         -------          --------     --------
Noninterest income..................       29,840         25,152             154            (204)           29,994       24,948
Noninterest expense.................       80,360         66,186             113           1,666            80,473       67,852
                                        ---------       --------         -------         -------          --------     --------
   Income before provision for
      income taxes and minority
      interest in loss
      of subsidiary.................       54,059         48,159          (7,354)         (8,417)           46,705       39,742
Provision for income taxes..........       19,827         16,206          (2,578)         (2,941)           17,249       13,265
                                        ---------       --------         -------         -------          --------     --------
   Income before minority interest
      in loss of subsidiary.........       34,232         31,953          (4,776)         (5,476)           29,456       26,477
Minority interest in loss
      of subsidiary.................         (204)        (1,036)             --              --              (204)      (1,036)
                                        ---------       --------         -------         -------          --------     --------
   Net income.......................    $  34,436         32,989          (4,776)         (5,476)           29,660       27,513
                                        =========       ========         =======         =======          ========     ========

                                                                          Corporate, Other
                                                                          and Intercompany
                                               First Bank               Reclassifications (1)             Consolidated Totals
                                     -----------------------------  ------------------------------   -----------------------------
                                           Nine Months Ended              Nine Months Ended                Nine Months Ended
                                             September 30,                  September 30,                    September 30,
                                     -----------------------------  ------------------------------   -----------------------------
                                          2006           2005            2006            2005             2006           2005
                                          ----           ----            ----            ----             ----           ----
                                                                (dollars expressed in thousands)
Income statement information:

Interest income.....................    $ 472,551        356,682             707             535           473,258      357,217
Interest expense....................      165,808        101,615          21,720          17,056           187,528      118,671
                                        ---------       --------        --------        --------          --------     --------
   Net interest income..............      306,743        255,067         (21,013)        (16,521)          285,730      238,546
Provision for loan losses...........        8,000         (8,000)             --              --             8,000       (8,000)
                                        ---------       --------        --------        --------          --------     --------
   Net interest income after
      provision for loan losses.....      298,743        263,067         (21,013)        (16,521)          277,730      246,546
                                        ---------       --------        --------        --------          --------     --------
Noninterest income..................       81,596         72,994            (226)           (640)           81,370       72,354
Noninterest expense.................      233,975        197,931           2,364           3,951           236,339      201,882
                                        ---------       --------        --------        --------          --------     --------
   Income before provision for
      income taxes and minority
      interest in loss
      of subsidiary.................      146,364        138,130         (23,603)        (21,112)          122,761      117,018
Provision for income taxes..........       50,717         48,940          (8,265)         (7,372)           42,452       41,568
                                        ---------       --------        --------        --------          --------     --------
   Income before minority interest
      in loss of subsidiary.........       95,647         89,190         (15,338)        (13,740)           80,309       75,450
Minority interest in loss
      of subsidiary.................         (440)        (1,036)             --              --              (440)      (1,036)
                                        ---------       --------        --------        --------          --------     --------

   Net income.......................    $  96,087         90,226         (15,338)        (13,740)           80,749       76,486
                                        =========       ========        ========        ========          ========     ========

-------------------
(1)  Corporate and other includes $4.2 million and $3.9 million of interest expense on subordinated debentures, after applicable income tax benefits of $2.2 million and $2.1 million, for the three months ended September 30, 2006 and 2005, respectively.
     For the nine months ended September 30, 2006  and 2005,  corporate  and  other  includes $11.6 million and $10.5 million of interest  expense  on  subordinated  debentures,  after applicable  income  tax benefits of  $6.2 million and $5.6 million, respectively.

(9)      OTHER BORROWINGS

         Other borrowings were comprised of the following at September 30, 2006 and December 31, 2005:


                                                                             September 30,       December 31,
                                                                                 2006                2005
                                                                            ---------------     --------------
                                                                             (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily........................................................   $ 188,143            199,874
              Term.........................................................     200,000            300,000
         FHLB advances (1).................................................       4,067             39,300
                                                                              ---------           --------
                  Total....................................................   $ 392,210            539,174
                                                                              =========           ========
         --------------------
         (1)  On March 17, 2006 and May 10, 2006,  First Bank  prepaid  $20.5 million  and  $14.8 million, respectively, of FHLB advances that were assumed in conjunction with previous  acquisitions.  First  Bank did  not incur any losses associated with the prepayment of the FHLB advances.




         The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank's term repurchase agreements as of September 30, 2006 and December 31, 2005 were as follows:


                                                        Par           Interest Rate         Interest Rate Floor
                      Maturity Date                    Amount             Spread               Strike Price
                      -------------                    ------             ------               ------------
                                                 (dollars expressed
                                                    in thousands)

         September 30, 2006:
             July 19, 2010 (1).................      $ 100,000       LIBOR + 0.5475% (3)     5.00% / Floor (3)
             October 12, 2010 (2)..............        100,000       LIBOR + 0.5100% (3)     4.50% / Floor (3)
                                                     ---------
                                                     $ 200,000
                                                     =========

         December 31, 2005:
             January 12, 2007 (2)..............      $ 150,000       LIBOR + 0.0050% (4)     3.00% / Floor (4)
             June 14, 2007 (5).................         50,000       LIBOR - 0.3300% (4)     3.00% / Floor (4)
             June 14, 2007 (5).................         50,000       LIBOR - 0.3400% (4)     3.00% / Floor (4)
             August 1, 2007 (6)................         50,000       LIBOR + 0.0800% (4)     3.00% / Floor (4)
                                                     ---------
                                                     $ 300,000
                                                     =========
         --------------------
         (1)  First Bank entered into this $100.0 million four-year term repurchase agreement under a  master repurchase agreement on July 14, 2006. Interest is paid quarterly, beginning on October 18, 2006.
         (2)  First Bank terminated $50.0 million of this term repurchase  agreement on April 28, 2006, resulting in  an
              $83,000  prepayment  penalty  and  the  recognition  of  a  $310,000 loss on the sale  of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement.
              On August 24, 2006,  First Bank restructured the  remaining $100.0 million term  repurchase  agreement  to extend the maturity date to October 12, 2010 and to modify the pricing structure, including  the  interest rate floor  strike  price, effective  immediately  following the next quarterly scheduled interest payment
              date of October 12, 2006. First Bank did not incur any costs in   conjunction with the restructure of this
              term repurchase agreement.
         (3)  The interest rate paid on these term repurchase agreements is  based on the  three-month  London Interbank
              Offering Rate (LIBOR) plus the spread amount shown  above  minus  a floating rate, subject  to a 0% floor, equal to two times the differential between the three-month LIBOR and the strike price shown above, if the three-month LIBOR falls below the strike price associated with the interest rate floor agreements.
         (4)  The interest rate paid on these term repurchase agreements is  based on the LIBOR reset in arrears plus or minus  the  spread amount shown above minus a floating amount equal to the differential between the three-
              month LIBOR reset in arrears and the strike price shown above, if the three-month LIBOR reset in   arrears
              falls below the strike price associated with the interest rate floor agreements.
         (5)  First Bank terminated these term repurchase agreements on February 14, 2006, and recognized a $1.6 million loss  on  the  sale  of  $100.0 million  of  available-for-sale  investment securities associated with the termination of the term repurchase agreements.
         (6)  First Bank terminated this term repurchase agreement on March 28,  2006, resulting in a prepayment penalty of $223,000, and the recognition  of a $746,000 loss on  the sale  of $50.0 million of  available-for-sale investment securities associated with the termination of the term repurchase agreement.

(10)     NOTES PAYABLE

         On August 10, 2006, First Banks entered into a First Amendment to its Amended and Restated Secured Credit Agreement with a group of unaffiliated financial institutions (Amended Credit Agreement). The Amended Credit Agreement, in the amount of $96.0 million, amended the previous Amended and Restated Secured Credit Agreement dated August 11, 2005 in the amount of $122.5 million that provided a $15.0 million senior secured revolving credit facility, a $7.5 million senior secured standby letter of credit facility and a $100.0 million senior secured term loan facility (Term Loan). The primary changes to the structure of the financing arrangement relate to a reduction of certain components of the secured credit facilities, a reduction in the overall pricing structure of the secured credit facilities, and the renewal of the revolving credit and letter of credit facilities. The Amended Credit Agreement provides a $10.0 million senior secured revolving credit facility (Revolving Credit) that matures on August 9, 2007 and a $1.0 million senior secured standby letter of credit facility (LC Facility) that matures on August 9, 2007, in addition to the existing Term Loan that matures on August 10, 2008 and had a balance of $85.0 million at the time of the amendment. The Amended Credit Agreement also provides First Banks an option to increase the Revolving Credit, which is limited to two increase requests from August 10, 2006 until its maturity date, by an amount of up to $40.0 million provided such increase will not cause the Revolving Credit to exceed $50.0 million. Interest is payable on the outstanding principal loan balances under the Revolving Credit at a floating rate equal to either the lender's prime rate or, at First Banks' option, LIBOR plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the Revolving Credit are accruing at the prime rate, interest is payable quarterly in arrears. If the loan balances outstanding under the Revolving Credit are accruing at LIBOR, interest is payable based on the one, two, three or six-month LIBOR, as selected by First Banks. First Banks is also subject to a quarterly commitment fee on the unused portion of the Revolving Credit. First Banks had not drawn any advances on the Revolving Credit as of September 30, 2006. Interest is payable on the outstanding principal loan balance of the Term Loan at a floating rate equal to LIBOR plus a margin determined by the outstanding loan balance and First Banks' net income for the preceding four calendar quarters. The outstanding principal balance of the Term Loan is payable in quarterly installments of $5.0 million, at a minimum, with the remainder of the Term Loan balance to be repaid in full, including any unpaid interest, upon its maturity date. As of September 30, 2006, First Banks had made payments of $25.0 million on the outstanding principal balance of the Term Loan, reducing the balance from $100.0 million at December 31, 2005 to $75.0 million at September 30, 2006.

         The Amended Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. The Amended Credit Agreement is secured by First Banks' ownership interest in the capital stock of SFC and First Bank. First Banks and First Bank were in compliance with all restrictions and requirements of the Amended Credit Agreement at September 30, 2006 and December 31, 2005.


(11)     SUBORDINATED DEBENTURES

         During the nine months ended September 30, 2006, First Banks, through three newly formed statutory trusts: (a) First Bank Statutory Trust IV, or FBST IV; (b) First Bank Statutory Trust V, or FBST V; and (c) First Bank Statutory Trust VI, or FBST VI (collectively, the Trusts), issued variable rate trust preferred securities in private placements. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions on the subordinated debentures issued to FBST IV, FBST V and FBST VI, which are payable quarterly in arrears beginning on June 15, 2006, June 15, 2006, and October 7, 2006, respectively, were $1.5 million and $2.7 million, in aggregate, for the three and nine months ended September 30, 2006, respectively.


         A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings for the nine months ended September 30, 2006 is as follows:

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



(12)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At September 30, 2006 and December 31, 2005, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         In August 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of Small Business Loan Source, Inc. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provided for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. SBLS LLC was not required to make any payments to the seller as of September 30, 2006 and September 30, 2005, the first and second measurement dates under the terms of the Asset Purchase Agreement. However, as of September 30, 2006, SBLS LLC recorded a liability of $375,000, as settlement in full of all obligations associated with these contingent payments pursuant to a mutual agreement amongst the parties. As of December 31, 2005, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC would be required to make future payments under the Asset Purchase Agreement was not ascertainable at that time.

(13)     SUBSEQUENT EVENTS

         On  November  3, 2006,  First Bank  completed  its  acquisition  of the
Beverly Drive Office. At the time of the acquisition, the Beverly Drive Office had assets of approximately $156.1 million and deposits of approximately $154.4 million. Total assets consisted primarily of cash received upon assumption of deposit liabilities and certain assets.

         On November 7, 2006, First Banks entered into an Agreement and Plan of Reorganization providing for the acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal
Oaks), for approximately $38.6 million in cash. Royal Oaks, headquartered in Houston, Texas, operates four banking offices in the Houston area and is in the process of opening two additional de novo banking offices in Sugarland and the Heights, near downtown Houston, both of which are expected to be completed in the fourth quarter of 2006. The transaction, which is subject to regulatory and shareholder approvals, is expected to be completed during the first quarter of 2007. At September 30, 2006, Royal Oaks had assets of $200.8 million, loans, net of unearned discount, of $159.0 million, deposits of $174.5 million and stockholders' equity of $12.4 million.

         On November 10, 2006, First Bank completed its acquisition of the MidAmerica Offices. At the time of the acquisition, the MidAmerica Offices had, on a combined basis, assets of approximately $210.3 million, including loans, net of unearned discount, of approximately $153.5 million, and deposits of approximately $52.4 million. The assets consisted of loans, fixed assets, and cash received upon assumption of deposit liabilities and certain assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as:
"will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include: the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; our ability to consummate pending acquisitions; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undo reliance on these statements.


                                     General

         We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, and its wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries, as listed below:

         >>   First Bank Business Capital, Inc. (formerly FB Commercial Finance,
              Inc.);
         >>   Missouri Valley Partners, Inc., or MVP;
         >>   Adrian N. Baker & Company, or Adrian Baker;
         >>   Universal  Premium  Acceptance Corporation and UPAC of California,
              Inc., collectively UPAC; and
         >>   Small Business Loan Source LLC, or SBLS LLC.

         First Bank's subsidiaries are wholly owned except for SBLS LLC, which is 51.0% owned by First Bank and 49.0% owned by First Capital America, Inc. At September 30, 2006, we had assets of $9.76 billion, loans, net of unearned discount, of $7.72 billion, deposits of $8.10 billion and stockholders' equity of $763.9 million, and operated 186 branch banking offices in California, Illinois, Missouri and Texas.

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

                               Financial Condition

         Total assets were $9.76 billion at September 30, 2006, reflecting a $590.4 million increase from $9.17 billion at December 31, 2005. The increase in our total assets primarily results from internal growth and acquisitions of banks and other financial service companies in our target markets, including an insurance premium finance company and an insurance brokerage agency. Funds available from deposit growth and excess short-term investments, which include federal funds sold and interest-bearing deposits, as well as the maturities of available-for-sale investment securities, were utilized to fund internal loan growth and to reinvest in higher-yielding available-for-sale investment securities. We issued additional subordinated debentures, as further described below, which provided a portion of the funds that we utilized for our bank acquisitions in 2006. The increase in assets reflects a $696.7 million increase in our loans, net of unearned discount, to $7.72 billion at September 30, 2006, from $7.02 billion at December 31, 2005. This increase is attributable to internal growth of our loan portfolio and the addition of $391.0 million of loans associated with our acquisitions completed in 2006. The increase in loans was partially offset by a decrease of $138.9 million resulting from the securitization of certain residential mortgage loans held in our loan portfolio that were transferred to our investment portfolio, the sale of $100.0 million of certain other residential mortgage loans during the third quarter of 2006, and the sale of certain nonperforming loans.

         The overall increase in our assets was partially offset by a decline of $163.5 million in our investment securities portfolio to $1.18 billion at September 30, 2006, from $1.34 billion at December 31, 2005. The decrease in our investment securities portfolio primarily reflects: (a) proceeds from maturities of investment securities not reinvested in investment securities of $201.9 million; (b) the sale of available-for-sale investment securities associated with the termination of $200.0 million of term repurchase agreements in the first and second quarters of 2006 to better position our overall interest rate risk profile, as more fully described below; partially offset by (c) the securitization of $77.1 million and $61.8 million of certain residential mortgage loans held in our loan portfolio in March 2006 and April 2006, respectively, which resulted in a change in our overall asset mix from residential mortgage loans to available-for-sale investment securities, as further described under "--Loans and Allowance for Loan Losses," and (d) an increase in our trading securities portfolio of $53.4 million during 2006.

         Goodwill increased $64.7 million to $231.8 million at September 30, 2006 primarily as a result of our acquisitions of First National Bank of Sachse, or FNBS; First Independent National Bank, or FINB; Pittsfield Community Bancorp, Inc., or Community Bank; Adrian Baker; UPAC; San Diego Community Bank, or SDCB; and TeamCo, Inc., or Oak Lawn; as summarized in the following table and further discussed in Note 2 to our Consolidated Financial Statements. In addition, other assets increased $46.1 million to $151.2 million at September 30, 2006, from $105.1 million at December 31, 2005. The increase in other assets is primarily attributable to the core deposit intangibles associated with our bank acquisitions and the customer list intangibles associated with our purchases of Adrian Baker and UPAC. These assets increased to $55.8 million, on an aggregate basis, at September 30, 2006, from $24.8 million, on an aggregate basis, at December 31, 2005, as more fully described in Note 2 and Note 3 to our Consolidated Financial Statements. In addition, increases of $6.1 million in accrued interest receivable, $5.4 million in our derivative financial instruments portfolio and $4.9 million in other real estate further contributed to the overall increase in other assets.

         Our acquisitions completed in the first nine months of 2006 were as follows:

                                                Loans,                                                    Number
                                                Net of                                       Goodwill       of
           Entity /                   Total    Unearned   Investment              Purchase   and Other    Banking
         Closing Date                Assets    Discount   Securities   Deposits    Price    Intangibles  Locations
         ------------                ------    --------   ----------   --------    -----    -----------  ---------
                                                         (dollars expressed in thousands)
   First National Bank of Sachse
   Sachse, Texas
   January 3, 2006                 $  76,200     49,300     14,300      66,200     20,800      12,400        1

   Dallas National Bank
   Richardson, Texas
   Branch Office (1)
   January 20, 2006                    1,100        100         --       1,100        700          --        1

   Adrian N. Baker & Company
   Clayton, Missouri
   March 31, 2006                      3,000         --         --          --      7,000       8,000       --

   Pittsfield Community Bancorp, Inc.
   Pittsfield, Illinois (2)
   April 28, 2006                     17,600     11,100      3,300      12,300      5,100       1,300       --

   First Independent National Bank
   Plano, Texas
   May 1, 2006                        68,200     59,600        800      55,500     19,200      11,800        3

   Universal Premium Acceptance
   Corporation
   Lenexa, Kansas (3)
   May 31, 2006                      152,800    149,200         --          --     52,700      44,700       --

   San Diego Community Bank
   Chula Vista, California
   August 15, 2006                    91,700     78,600      2,800      76,100     25,500      12,700        3

   TeamCo, Inc.
   Oak Lawn, Illinois
   August 31, 2006                    67,900     43,100     16,100      60,100     13,900       9,600        2
                                   ---------   --------    -------    --------   --------    --------      ---
                                   $ 478,500    391,000     37,300     271,300    144,900     100,500       10
                                   =========   ========    =======    ========   ========    ========      ===

    --------------------
    (1)  The Richardson branch office of Dallas National Bank was acquired by First  Bank through a purchase of certain assets  and assumption of certain liabilities of the branch office. Total assets  consisted  primarily of cash received upon assumption of the deposit liabilities and loans.
    (2)  Community Bank operated two banking offices, one in Pittsfield, Illinois and one  in Mount Sterling, Illinois.
         On June 16, 2006, First Bank sold the Mount Sterling, Illinois banking office to  Beardstown Savings, s.b.  At the time of the sale, the Mount Sterling banking office had assets  of  $2.7 million, loans,  net of  unearned discount, of $2.4 million, and deposits of $3.7 million. First Bank consolidated its  existing banking  office in Pittsfield with and into the acquired Pittsfield banking office.
    (3)  In  conjunction  with  the  acquisition  of  UPAC,  First Bank  repaid  in  full  the  outstanding  senior and subordinated notes of UPAC, including accumulated accrued and unpaid interest, totaling $125.9 million.

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

         Deposits increased $557.0 million to $8.10 billion at September 30, 2006, from $7.54 billion at December 31, 2005, reflecting internal growth through enhanced product and service offerings and marketing campaigns, as well as the acquisitions of banks in our target market areas. During the nine months ended September 30, 2006, our time and savings deposits increased $617.2 million and $13.6 million, respectively, in contrast to our interest-bearing demand and noninterest-bearing demand accounts, which declined $24.1 million and $49.6 million, respectively. The growth in our deposits for the nine months ended September 30, 2006 reflects our continued deposit marketing focus and efforts to further develop multiple account relationships with our customers, coupled with higher deposit rates paid on certain products. The overall growth was partially offset by an anticipated level of attrition associated with our recent acquisitions and continued aggressive competition within our market areas.

         Other borrowings decreased $147.0 million to $392.2 million at September 30, 2006, from $539.2 million at December 31, 2005. We attribute the decrease in other borrowings to a net reduction of $100.0 million in our term repurchase agreements and a $35.2 million reduction in the outstanding balance of our Federal Home Loan Bank, or FHLB, advances. As further described in Note 9 to our Consolidated Financial Statements, we terminated $150.0 million and $50.0 million of term repurchase agreements in the first and second quarters of 2006, respectively, to better position our overall interest rate risk profile. In the third quarter of 2006, we entered into a $100.0 million four-year term repurchase agreement and we restructured our existing $100.0 million term repurchase agreement to extend the maturity date and to modify the pricing structure. The decrease in our FHLB advances reflects prepayments of $20.5 million and $14.8 million in the first and second quarters of 2006, respectively, of advances that we assumed with certain of our bank acquisitions, as further described in Note 9 to our Consolidated Financial Statements.

         Notes payable decreased $25.0 million to $75.0 million at September 30, 2006 as a result of scheduled quarterly principal installment payments of $5.0 million, which commenced on March 31, 2006, as well as additional prepayments of $10.0 million on our $100.0 million term loan facility, as further described in
Note 10 to our Consolidated Financial Statements.

         Subordinated debentures increased $89.1 million to $304.5 million at September 30, 2006, from $215.5 million at December 31, 2005, primarily due to the issuance of $87.6 million of subordinated debentures in private placements through three newly formed statutory trusts. On March 1, 2006, we issued $41.2 million of variable rate subordinated debentures to First Bank Statutory Trust IV; on April 28, 2006, we issued $20.6 million of variable rate subordinated debentures to First Bank Statutory Trust V; and on June 16, 2006, we issued $25.8 million of variable rate subordinated debentures to First Bank Statutory Trust VI, as further described in Note 11 to our Consolidated Financial Statements. A portion of the proceeds from the issuance of these subordinated debentures were utilized to fund our acquisitions of FINB, SDCB and Oak Lawn. The remaining proceeds will be used to fund future acquisitions as well as for general corporate purposes. The increase in our subordinated debentures was also attributable to the continued amortization of debt issuance costs and changes in the fair value of our interest rate swap agreements designated as fair value hedges, following the termination of our single remaining fair value interest rate swap agreement, in February 2006, that hedged certain of our subordinated debentures, as further discussed under "--Interest Rate Risk Management."

         Stockholders' equity was $763.9 million and $678.9 million at September 30, 2006 and December 31, 2005, respectively, reflecting an increase of $84.9 million. We attribute the increase to net income of $80.7 million, partially offset by dividends paid on our Class A and Class B preferred stock and a $4.7 million increase in accumulated other comprehensive income, comprised of $2.9 million associated with changes in unrealized gains and losses on our available-for-sale investment securities portfolio and $1.8 million associated with changes in the fair value of our derivative financial instruments.


                              Results of Operations


Net Income

         Net income was $29.7 million and $27.5 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net income was $80.7 million and $76.5 million, respectively. Our return on average assets was 1.22% and 1.14% for the three and nine months ended September 30, 2006, respectively, compared to 1.23% and 1.17% for the comparable periods in 2005. Our return on average stockholders' equity was 16.01% and 15.08% for the three and nine months ended September 30, 2006, respectively, compared to 16.61% and 16.26% for the comparable periods in 2005. Net income for the three and nine months ended September 30, 2006 reflects increased net interest income and noninterest income, partially offset by an increase in our provision for loan losses and higher levels of noninterest expense. We recorded a provision for loan losses of $2.0 million and $8.0 million for the three and nine months ended September 30, 2006, respectively. For the nine months ended September 30, 2005, we recorded a negative provision for loan losses of $8.0 million to reduce our allowance for loan losses to a level commensurate with the decreasing credit risk that existed in the loan portfolio during that period. We did not record a provision for loan losses for the three months ended September 30, 2005. The overall increase in our provision for loan losses in 2006 contributed to a reduction in our earnings for the three and nine months ended September 30, 2006, as further discussed under "--Provision for Loan Losses."

         The increase in earnings in 2006 reflects our continuing efforts to strengthen net interest income and net interest margin while continuing our focus on reducing the overall level of our nonperforming assets. For the three and nine months ended September 30, 2006, our earnings reflect increases of 20.0% and 19.8% in net interest income, and increases of 45 basis points and 42 basis points in our net interest margin, respectively, compared to the comparable periods in 2005. The increase in net interest income for the nine months ended September 30, 2006 reflects: (a) an overall increase in average interest-earning assets of 8.4% from the comparable period in 2005; (b) internal loan growth coupled with higher prevailing interest rates in our markets; (c) the transfer of funding from lower-yielding investment securities to higher-yielding loans; (d) the reduction of the use of higher cost funding sources, such as term repurchase agreements and FHLB advances; and (e) the acquisition of banks and other financial service companies completed in 2005 and 2006. The increase was partially offset by (a) increased interest expense stemming from higher interest rates paid on an increasing deposit base driven by internal growth and our 2005 and 2006 acquisitions, as well as a shift in our deposit mix to higher volumes of time deposit accounts; and (b) higher interest rates paid on other borrowings and our subordinated debentures. In addition, our net interest income was adversely affected by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, which declined primarily as a result of an increase in prevailing interest rates and the maturity and termination of certain interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." While our earnings have benefited from the increasing interest rate environment, overall conditions within our markets and the impact of the decline in earnings on our interest rate swap agreements continue to exert pressure on our net interest income and net interest margin. During the third quarter of 2006, we significantly expanded our utilization of derivative financial instruments in conjunction with planned hedging strategies associated with our interest rate risk management program, as further discussed under "--Interest Rate Risk Management."

         Our ongoing efforts to improve our overall asset quality levels are reflected in a 13.3% overall reduction in our nonperforming assets for the first nine months of 2006, which declined to $86.0 million at September 30, 2006 from $99.2 million at December 31, 2005. However, our nonperforming assets at September 30, 2006 increased 9.6% from $78.5 million at June 30, 2006 resulting from the deterioration of the financial position of two credit relationships. Nonperforming loans were $79.1 million at September 30, 2006, compared to $73.0 million at June 30, 2006 and $97.2 million at December 31, 2005, and represented 1.02%, 0.96% and 1.38% of loans, net of unearned discount, respectively. The $13.2 million reduction in the level of nonperforming assets during the nine months ended September 30, 2006 primarily resulted from the sale of certain acquired nonperforming loans, loan payoffs and/or external refinancing of various credits. We recorded net loan charge-offs of $1.3 million for the three months ended September 30, 2006 and net loan recoveries of $772,000 for the nine months ended September 30, 2006. Net loan charge-offs were $1.8 million and $4.7 million for the three and nine months ended September 30, 2005, respectively. We continue to closely monitor our loan portfolio and consider these factors in our overall assessment of the adequacy of the allowance for loan losses, as further discussed under "--Provision for Loan Losses" and "--Loans and Allowance for Loan Losses."

         Noninterest income was $30.0 million and $81.4 million for the three and nine months ended September 30, 2006, respectively, compared to $24.9 million and $72.4 million for the comparable periods in 2005. Noninterest income for the three and nine months ended September 30, 2006 reflects increased service charges on deposit accounts and customer service fees related to higher deposit balances, increased commission fee income associated with our newly acquired insurance brokerage agency, and increased gains on sales of other assets. These increases were partially offset by reduced gains on loans sold and held for sale resulting from a decline in the volume of loans sold, a write-down of a nonperforming loan held for sale prior to its transfer back to the loan portfolio in September 2006, partially offset by a gain on the sale of certain nonperforming loans in March 2006, as further discussed under "--Loans and Allowance for Loan Losses." Noninterest income for 2006 also increased loan servicing income associated with the capitalization of mortgage servicing rights related to the securitization of certain residential mortgage loans in March and April 2006. Noninterest income also reflects net gains on investment securities of $1.6 million for the three months ended September 30, 2006, including market valuation adjustments on our trading securities portfolio of $1.2 million, and net losses on investment securities of $2.4 million for the nine months ended September 30, 2006, which include $2.7 million of losses on sales of available-for-sale investment securities associated with the termination of certain of our term repurchase agreements, as further described in Note 9 to our Consolidated Financial Statements.

         Noninterest expense was $80.5 million and $236.3 million for the three and nine months ended September 30, 2006, respectively, compared to $67.9 million and $201.9 million for the comparable periods in 2005. The acquisition of UPAC, our insurance premium finance company, and Adrian Baker, our insurance brokerage agency, in addition to our acquisitions of banks completed in 2005 and 2006, resulted in significant expansion of our employee base and branch office network, and contributed to the increase in overall expense levels, specifically salaries and employee benefits expense, occupancy and furniture and equipment expense, and amortization of intangible assets associated with these transactions. The increase in salaries and employee benefits expense also resulted from continued costs associated with employing and retaining qualified personnel, including increased costs driven by enhanced incentive compensation programs and other employee benefit plans. Our system conversions associated with recent acquisitions and the expansion of technological equipment, networks and communication channels, contributed to the overall levels of information technology fees. The overall increase in noninterest expense also reflects a higher level of charitable contributions. We continue to closely monitor noninterest expense levels and have implemented certain expense reduction measures in an effort to improve our expense control in future periods.


Net Interest Income

         Net interest income, expressed on a tax-equivalent basis, reflects continued growth, increasing to $99.6 million and $286.9 million for the three and nine months ended September 30, 2006, respectively, compared to $83.0 million and $239.5 million for the comparable periods in 2005. Our net interest margin increased 45 basis points and 42 basis points to 4.45% and 4.39% for the three and nine months ended September 30, 2006, respectively, from 4.00% and 3.97% for the comparable periods in 2005. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

         The increase in our net interest income reflects an increase in interest-earning assets provided by internal growth and our 2005 and 2006 acquisitions as well as higher interest rates on increased loan volumes. The increase was partially offset by reduced interest income on a decreasing portfolio of investment securities; increased interest expense associated with higher interest rates paid on a changing and increasing deposit base mix that reflects increased average time deposits as opposed to transactional accounts such as demand and savings accounts; and increased interest rates paid on our other borrowings and on the subordinated debentures that we issued in 2006. Average interest-earning assets increased 8.0% and 8.4% to $8.88 billion and $8.74 billion for the three and nine months ended September 30, 2006, respectively, from $8.22 billion and $8.06 billion for the comparable periods in 2005. The increase is primarily attributable to continued internal growth and interest-earning assets provided by our acquisitions completed in 2005 and during the first nine months of 2006, which provided assets, in aggregate, of $280.3 million and $478.5 million, respectively. Net interest income was adversely impacted by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program. The derivative financial instruments reduced our net interest income by $1.2 million and $3.6 million for the three and nine months ended September 30, 2006, respectively, and $626,000 for the three months ended September 30, 2005, in contrast to increasing our net interest income by $3.3 million for the nine months ended September 30, 2005, reflecting a decline in earnings on our interest rate swap agreements of $604,000 and $6.9 million for the three and nine months ended September 30, 2006, respectively, as further discussed under "--Interest Rate Risk Management." Despite the rising interest rate environment, overall competitive conditions within our market areas, and the impact of the maturity and termination of certain interest rate swap agreements, as discussed above and under "--Interest Rate Risk Management," continue to exert pressure on our net interest income and net interest margin. However, during the third quarter of 2006, we expanded our utilization of derivative financial instruments, as further discussed under "--Interest Rate Risk Management."

         Average loans, net of unearned discount, were $7.63 billion and $7.38 billion for the three and nine months ended September 30, 2006, respectively, in comparison to $6.45 billion and $6.29 billion for the same periods in 2005. The yield on our loan portfolio increased 122 basis points and 127 basis points to 7.98% and 7.73% for the three and nine months ended September 30, 2006, respectively, in comparison to 6.76% and 6.46% for the same periods in 2005.
Although our loan portfolio yields increased commensurate with the rising interest rate environment during 2005 and 2006, total interest income on our loan portfolio was adversely impacted by decreased earnings on our interest rate swap agreements designated as cash flow hedges. Higher interest rates and the maturities of interest rate swap agreements designated as cash flow hedges resulted in decreased earnings on our swap agreements, thereby partially offsetting our increased net interest income as well as the overall increase in yields on our loan portfolio. Our interest rate swap agreements designated as cash flow hedges reduced interest income on loans by $1.2 million and $2.8 million for the three and nine months ended September 30, 2006, respectively, and increased interest income on loans by $170,000 and $2.9 million for the comparable periods in 2005. Interest income on our loan portfolio for 2006 includes a $2.0 million recovery of interest and fees from the payoff of a single nonaccrual loan, as further described under "--Loans and Allowance for Loan Losses." The increase in average loans of $1.18 billion and $1.09 billion for the three and nine months ended September 30, 2006, respectively, compared with the comparable periods in 2005, reflects internal growth and our acquisitions completed in 2005 and 2006, partially offset by a reduction of $138.9 million related to the securitization of certain of our residential mortgage loans held in our loan portfolio, the sale of $100.0 million of certain residential mortgage loans, and reductions in our nonperforming loan portfolio due to the sale of certain nonperforming loans, loan payoffs and/or external refinancing of various credits, as further described under "--Loans and Allowance for Loan Losses." Our acquisitions completed in 2005 and during the first nine months of 2006 provided loans, net of unearned discount, of $209.6 million and $391.0 million, in aggregate, respectively, on the dates of acquisition. The increase in average loans for the first nine months of 2006 compared to the same period in 2005 primarily resulted from: a $446.4 million increase in average real estate mortgage loans; a $374.1 million increase in average real estate construction and development loans; a $183.4 million increase in average commercial, financial and agricultural loans; and a $93.7 million increase in average loans held for sale.

         Average investment securities were $1.17 billion and $1.27 billion for the three and nine months ended September 30, 2006, respectively, compared to $1.68 billion and $1.70 billion for the comparable periods in 2005. The yield on our investment portfolio was 4.78% and 4.66% for the three and nine months ended September 30, 2006, respectively, compared to 4.09% and 4.15% for the comparable periods in 2005. Investment securities provided by our acquisitions completed in 2005 and during the first nine months of 2006 were $20.1 million and $37.3 million, in aggregate, respectively, as of the dates of acquisition. Funds available from deposit growth and excess short-term investments, as well as maturities of investment securities, were utilized to fund internal loan growth. In March 2006 and April 2006, our investment securities increased $77.1 million and $61.8 million, respectively, due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio. Additionally, as discussed under "--Interest Rate Risk Management" and in Note 9 to our Consolidated Financial Statements, we terminated $150.0 million of our term repurchase agreements during the first quarter of 2006 and recognized a combined loss of $2.4 million on the sale of $150.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements. In addition, we terminated $50.0 million of our term repurchase agreements during the second quarter of 2006 and recognized a loss of $310,000 on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement.

         Average deposits increased to $8.04 billion and $7.91 billion for the three and nine months ended September 30, 2006, respectively, from $7.23 billion and $7.12 billion for the comparable periods in 2005. For the three and nine months ended September 30, 2006, the aggregate weighted average rate paid on our deposit portfolio increased 111 basis points and 106 basis points to 3.33% and 3.08%, respectively, from 2.22% and 2.02% for the comparable periods in 2005, reflective of the rising interest rate environment and a change in the mix of our average deposits which reflects increasing time deposits for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. Average time deposits were $3.73 billion and $3.57 billion for the three and nine months ended September 30, 2006, respectively, compared to $2.89 billion and $2.84 billion for the comparable periods in 2005. Average demand and savings deposits were $4.31 billion and $4.34 billion for the three and nine months ended September 30, 2006, respectively, compared to $4.34 billion and $4.28 billion for the comparable periods in 2005. In addition, the decreased earnings associated with certain of our interest rate swap agreements designated as fair value hedges, as well as the termination of $150.0 million of fair value hedges in February 2005, resulted in a reduction in our net interest income of $924,000 and $1.5 million for the three and nine months ended September 30, 2005. The increase in average deposits is reflective of internal growth stemming from our deposit development programs and our acquisitions completed in 2005 and during the first nine months of 2006, which provided deposits, in aggregate, of $238.1 million and $271.3 million, respectively.

         Average other borrowings decreased to $375.3 million and $382.3 million for the three and nine months ended September 30, 2006, respectively, compared to $570.9 million and $572.7 million for the comparable periods in 2005. The aggregate weighted average rate paid on our other borrowings was 4.57% and 4.29% for the three and nine months ended September 30, 2006, respectively, compared to 3.44% and 2.91% for the comparable periods in 2005. The increased rate paid on our other borrowings reflects the rising short-term interest rate environment that began in mid-2004. The decrease in average other borrowings for 2006 of $190.4 million is primarily attributable to the termination of $150.0 million and $50.0 million of term repurchase agreements in the first and second quarters of 2006, respectively, partially offset by a $100.0 million term repurchase agreement entered into in the third quarter of 2006, as further described in
Note 9 to our Consolidated Financial Statements. In addition, on March 17, 2006 and May 10, 2006, we prepaid $20.5 million and $14.8 million, respectively, of FHLB advances that were assumed with certain bank acquisitions.

         Notes payable averaged $85.3 million and $93.4 million for the three and nine months ended September 30, 2006, respectively, compared to $44.3 million and $18.8 million for the comparable periods in 2005. The aggregate weighted average rate paid on our notes payable was 6.67% and 6.20% for the three and nine months ended September 30, 2006, respectively, compared to 7.71% and 7.85% for the comparable periods in 2005. The weighted average rate paid on our notes payable reflects unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 6.36% and 6.06% for the three and nine months ended September 30, 2006, respectively, compared to 4.74% and 4.55% for the comparable periods in 2005. In conjunction with our Amended and Restated Secured Credit Agreement that we entered into in August 2005 to restructure our overall financing arrangement, we borrowed $80.0 million on the term loan in August 2005 and borrowed the remaining $20.0 million on the term loan in November 2005. The proceeds of the term loan were used to fund our acquisition of IBOC, and to partially fund the redemption of our 10.24% subordinated debentures issued to First Preferred Capital Trust II in September 2005, as further discussed below. As further described in Note 10 to our Consolidated Financial Statements, on August 10, 2006, we entered into an Amendment to our Amended and Restated Secured Credit Agreement and reduced certain components of our financing arrangement, including the overall pricing structure. We subsequently repaid $25.0 million of the term loan during 2006, reducing the balance to $75.0 million at September 30, 2006. The outstanding balance of our former revolving credit facility was repaid in full in June 2005 through dividends from our subsidiary bank.

         Average subordinated debentures were $304.4 million and $270.6 million for the three and nine months ended September 30, 2006, respectively, compared to $274.5 million and $274.0 million for the comparable periods in 2005. The aggregate weighted average rate paid on our subordinated debentures was 8.31% and 8.77% for the three and nine months ended September 30, 2006, respectively, compared to 8.65% and 7.85% for the comparable periods in 2005. Interest expense on our subordinated debentures was $6.4 million and $17.8 million for the three and nine months ended September 30, 2006, respectively, compared to $6.0 million and $16.1 million for the comparable periods in 2005. As previously discussed, we issued $41.2 million of variable rate subordinated debentures in March 2006, $20.6 million of variable rate subordinated debentures in April 2006, and $25.8 million of variable rate subordinated debentures in June 2006 to partially fund our bank acquisitions. In addition, in September 2005, we repaid in full our outstanding $59.3 million of 10.24% subordinated debentures that we previously issued in October 2000. The reduction of these outstanding subordinated debentures, which carried a high interest rate, improved future net interest income and net interest margin. However, the earnings impact of our interest rate swap agreements had a declining impact on the reduction of interest expense associated with our subordinated debentures. These interest rate swap agreements, which reduced interest expense by $129,000 and $1.9 million for the three and nine months ended September 30, 2005, respectively, increased interest expense by $814,000 for the nine months ended September 30, 2006. As further discussed under "--Interest Rate Risk Management," on February 14, 2006, we terminated our single remaining $25.0 million notional fair value interest rate swap agreement associated with our subordinated debentures and recognized additional  expense  of  $849,000  in  aggregate,  representing  the  net  basis adjustment associated with the fair value interest rate swap agreement terminated in February 2006 and the remaining net basis adjustments associated with the fair value interest rate swap agreements that we terminated in May 2005.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated:



                                          Three Months Ended September 30,                   Nine Months Ended September 30,
                                 --------------------------------------------------  -----------------------------------------------
                                            2006                     2005                     2006                     2005
                                 -------------------------  -----------------------  -----------------------  ----------------------
                                            Interest                 Interest                 Interest                Interest
                                   Average  Income/ Yield/  Average  Income/ Yield/  Average  Income/ Yield/  Average Income/ Yield/
                                   Balance  Expense  Rate   Balance  Expense  Rate   Balance  Expense  Rate   Balance Expense  Rate
                                   -------  -------  ----   -------  -------  ----   -------  -------  ----   ------- -------  ----
                                                                    (dollars expressed in thousands)

             ASSETS
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)..........  $7,634,494 153,540 7.98% $6,450,922 109,997 6.76% $7,382,161 426,877 7.73% $6,288,486 303,801 6.46%
   Investment securities (4)...   1,174,077  14,134 4.78   1,676,052  17,296 4.09   1,270,896  44,279 4.66   1,698,032  52,710 4.15
   Short-term investments......      75,835   1,018 5.33      96,257     841 3.47      89,084   3,288 4.93      75,830   1,701 3.00
                                 ---------- -------       ---------- -------       ---------- -------       ---------- -------
         Total interest-earning
           assets..............   8,884,406 168,692 7.53   8,223,231 128,134 6.18   8,742,141 474,444 7.26   8,062,348 358,212 5.94
                                            -------                  -------                  -------                  -------
Nonearning assets..............     776,127                  651,429                  736,317                  653,118
                                 ----------               ----------               ----------               ----------
         Total assets..........  $9,660,533               $8,874,660               $9,478,458               $8,715,466
                                 ==========               ==========               ==========               ==========

        LIABILITIES AND
      STOCKHOLDERS' EQUITY
      --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................  $  949,195   2,057 0.86% $  897,502     979 0.43% $  959,983   5,832 0.81% $  888,585   2,799 0.42%
     Savings deposits..........   2,104,323  13,491 2.54   2,171,596   8,345 1.52   2,117,601  36,929 2.33   2,150,792  20,420 1.27
     Time deposits of $100
       or more.................   1,369,503  15,902 4.61     907,311   7,206 3.15   1,288,897  41,716 4.33     854,041  18,806 2.94
     Other time deposits (3)...   2,356,661  25,526 4.30   1,979,844  16,832 3.37   2,276,270  68,706 4.04   1,986,212  46,967 3.16
                                 ---------- -------       ---------- -------       ---------- -------       ---------- -------
         Total interest-bearing
           deposits............   6,779,682  56,976 3.33   5,956,253  33,362 2.22   6,642,751 153,183 3.08   5,879,630  88,992 2.02
   Other borrowings............     375,278   4,322 4.57     570,919   4,946 3.44     382,280  12,263 4.29     572,686  12,480 2.91
   Notes payable (5)...........      85,315   1,434 6.67      44,348     862 7.71      93,417   4,331 6.20      18,791   1,103 7.85
   Subordinated debentures (3).     304,412   6,377 8.31     274,466   5,985 8.65     270,568  17,751 8.77     274,026  16,096 7.85
                                 ---------- -------       ---------- -------       ---------- -------       ---------- -------
         Total interest-bearing
           liabilities.........   7,544,687  69,109 3.63   6,845,986  45,155 2.62   7,389,016 187,528 3.39   6,745,133 118,671 2.35
                                            -------                  -------                  -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............   1,257,277                1,274,933                1,263,623                1,242,166
   Other liabilities...........     123,611                   96,719                  109,743                   99,094
                                 ----------               ----------               ----------               ----------
         Total liabilities.....   8,925,575                8,217,638                8,762,382                8,086,393
Stockholders' equity...........     734,958                  657,022                  716,076                  629,073
                                 ----------               ----------               ----------               ----------
         Total liabilities and
           stockholders' equity  $9,660,533               $8,874,660               $9,478,458               $8,715,466
                                 ==========               ==========               ==========               ==========


Net interest income............              99,583                   82,979                   286,916                  239,541
                                            =======                  =======                   =======                  =======
Interest rate spread...........                     3.90                     3.56                     3.87                     3.59
Net interest margin (6)........                     4.45%                    4.00%                    4.39%                    3.97%
                                                    ====                     ====                     ====                     ====

--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $399,000 and $1.2 million for the three and nine months ended September 30, 2006,  respectively, and
     $333,000 and $995,000 for the comparable periods in 2005.
(5)  Interest expense on notes payable includes commitment, arrangement and  renewal fees. Exclusive of these fees, the interest rates paid were 6.36% and 6.06% for the three and nine months ended September 30, 2006, respectively, and
     4.74% and 4.55% for the comparable periods in 2005.
(6)  Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-
     earning assets.


Provision for Loan Losses

         We recorded provisions for loan losses of $2.0 million and $8.0 million for the three and nine months ended September 30, 2006, respectively. The provisions recorded during 2006 were primarily driven by significant growth within our loan portfolio, and also reflect an increase in nonperforming loans during the second and third quarters of 2006, following a significant reduction in our nonperforming loans from December 31, 2005 to March 31, 2006, as further discussed under "--Loans and Allowance for Loan Losses." We recorded a negative provision for loan losses of $8.0 million for the nine months ended September 30, 2005 commensurate with the decreasing credit risk that existed in the loan portfolio during that period. We did not record a provision for loan losses for the three months ended September 30, 2005. During the three and nine months ended September 30, 2005, we experienced improvement in nonperforming loans that was primarily attributable to loan payoffs and/or external refinancings, as well as a reduction in net loan charge-offs during the first nine months of 2005.

         We recorded net loan charge-offs of $1.3 million for the three months ended September 30, 2006, compared to net loan recoveries of $772,000 for the nine months ended September 30, 2006. Net loan recoveries for the first nine months of 2006 include a loan recovery of $5.0 million on the payoff of a single loan that was transferred to our held for sale portfolio on December 31, 2005. We recorded net loan charge-offs of $1.8 million and $4.7 million for the three and nine months ended September 30, 2005, respectively. Our nonperforming loans decreased $18.1 million, or 18.6%, to $79.1 million at September 30, 2006, from $97.2 million at December 31, 2005. Our net loan recoveries for the first nine months of 2006 were (0.01%) of average loans, representing significant improvement over our net charge-offs for the comparable period of 2005, which were 0.08% of average loans, and net loan charge-offs of 0.21% for the year ended December 31, 2005. However, our nonperforming loans at September 30, 2006 increased $6.1 million, or 8.3%, from $73.0 million at June 30, 2006. The decrease in the overall level of nonperforming loans during the nine months ended September 30, 2006 reflects improvement in asset quality resulting from the sale of nonperforming loans that were transferred to the held for sale portfolio on December 31, 2005, loan payoffs and/or external refinancing of various credits, and a significant reduction in net loan charge-offs, as further discussed under "--Loans and Allowance for Loan Losses." This was partially offset by credit relationships of $8.9 million, $10.0 million, and $7.5 million, that were placed on nonaccrual status in the first, second, and third quarters of 2006, respectively, contributing to the overall increase in nonperforming loans in 2006. Loans past due 90 days or more and still accruing interest were $6.4 million at September 30, 2006, compared to $5.7 million at June 30, 2006 and $5.6 million at December 31, 2005.

         Our allowance for loan losses was $149.3 million at September 30, 2006, compared to $147.4 million at June 30, 2006 and $135.3 million at December 31, 2005, representing 1.93%, 1.94% and 1.93% of loans, net of unearned discount, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 188.79% at September 30, 2006, compared to 201.81% at June 30, 2006 and 139.23% at December 31, 2005. The allowance for loan losses at September 30, 2006 includes $5.2 million of balances acquired in conjunction with our 2006 acquisitions. Management has closely monitored its operations to address the ongoing challenges posed by the significant level of nonperforming loans acquired with our CIB Bank acquisition in November 2004. The level of nonperforming loans associated with our purchase of CIB Bank has decreased to $17.1 million, or 21.6% of nonperforming loans, at September 30, 2006, representing a significant reduction from $55.0 million, or 56.6% of nonperforming loans, at December 31, 2005. We continue our efforts to reduce the overall level of nonperforming loans in our loan portfolio, with attention to the loan portfolios acquired through our bank acquisitions. Management considers these factors in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."


Noninterest Income

         Noninterest income was $30.0 million and $81.4 million for the three and nine months ended September 30, 2006, respectively, compared to $24.9 million and $72.4 million for the comparable periods in 2005. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income and other income.

         Service charges on deposit accounts and customer service fees were $11.1 million and $32.4 million for the three and nine months ended September 30, 2006, respectively, in comparison to $10.2 million and $29.7 million for the comparable periods in 2005. The increase in service charges and customer service fees is attributable to increased deposit account balances associated with internal growth and our acquisitions of banks completed in 2005 and 2006, as further discussed under "--Financial Condition" and in Note 2 to our Consolidated Financial Statements. The increase is also attributable to additional products and services available and utilized by our retail and commercial customer base, increased fee income from customer service charges for non-sufficient funds and returned check fees, as well as pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

         The gain on loans sold and held for sale was $4.6 million and $17.5 million for the three and nine months ended September 30, 2006, respectively, in comparison to $6.5 million and $17.9 million for the comparable periods in 2005. We primarily attribute the decrease to a $1.1 million write-down of the carrying value of a nonperforming loan that was transferred to our loans held for sale portfolio on December 31, 2005 and subsequently transferred back into our loan portfolio at fair value in September 2006, as further discussed under "--Loans and Allowance for Loan Losses," and a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market primarily resulting from an increase in market interest rates. Proceeds from sales of loans held for sale were $757.6 million for the nine months ended September 30, 2006, in comparison to $895.3 million for the same period in 2005. The decrease was partially offset by a $1.7 million gain, before applicable income taxes, recorded on the sale of certain nonperforming loans in March 2006 that were transferred to our loans held for sale portfolio on December 31, 2005, the recognition of $1.2 million and $927,000 of income in March 2006 and April 2006, respectively, generated from the capitalization of mortgage servicing rights pertaining to the securitization and transfer to our investment portfolio of $77.1 million and $61.8 million, respectively, of residential mortgage loans held in our loan portfolio, as further discussed in Note 4 to our Consolidated Financial Statements; and a net gain of $386,000 on the sale of $100.0 million of certain residential mortgage loans in August 2006, as further discussed under "--Loans and Allowance for Loan Losses."

         Noninterest income includes a net gain on investment securities of $1.6 million and a net loss on investment securities of $2.4 million for the three and nine months ended September 30, 2006, respectively, in comparison to a net loss on investment securities of $3,000 for the comparable periods in 2005. The net gain for the three months ended September 30, 2006 resulted from a gain of $389,000 recognized in August 2006 on the redemption of common stock held as an available-for-sale investment security, and a net gain of $1.2 million related to changes in the fair value of securities held in our trading portfolio. The net loss for the nine months ended September 30, 2006 resulted primarily from sales of certain available-for-sale investment securities associated with the termination of three $50.0 million term repurchase agreements during the first quarter of 2006 and the termination of $50.0 million of a $150.0 million term repurchase agreement in April 2006, as further discussed in Note 9 to our Consolidated Financial Statements, partially offset by the aforementioned gains.

         Bank-owned life insurance investment income was $665,000 and $2.4 million for the three and nine months ended September 30, 2006, respectively, in comparison to $1.2 million and $3.7 million for the comparable periods in 2005. The decrease reflects a reduced return on the performance of the underlying investments surrounding the insurance contracts which is primarily attributable to the portfolio mix of investments and overall market conditions.

         Investment management income generated by MVP, our institutional money management subsidiary, was $2.0 million and $6.6 million for the three and nine months ended September 30, 2006, respectively, in comparison to $2.1 million and $6.4 million for the comparable periods in 2005. Despite the slight increase in investment management income recorded for the nine months ended September 30, 2006, the level of income generated from portfolio management fees declined in the third quarter of 2006, compared to the same period in 2005, as a result of the loss of certain customers. We anticipate this decline will continue in future months, however, we are unable to predict the level of such decline at the present time.

         Other income was $10.0 million and $24.8 million for the three and nine months ended September 30, 2006, respectively, in comparison to $5.0 million and $14.8 million for the comparable periods in 2005. We attribute the primary components of the increase in other income to:

         >> commission fee income of $1.5 million and $3.3 million for the three and nine months ended September 30, 2006, respectively, generated by Adrian Baker, our insurance brokerage agency acquired on March 31, 2006, as further described in Note 2 to our Consolidated Financial Statements;

         >> an increase of $2.7 million and $2.3 million in gains on sales of other assets for the three and nine months ended September 30, 2006, respectively, in comparison to the same periods in 2005, reflecting a $2.8 million gain recognized in September 2006 on the sale of stock that was acquired as settlement in full of a loan charged-off in prior years;

         >> a net increase of $2.0 million and $1.3 million in loan servicing fees for the three and nine months ended September 30, 2006, in comparison to the same periods in 2005, attributable to: decreases of $2.2 million and $1.4 million, respectively, in impairment charges on SBA servicing rights primarily resulting from the recognition of a $2.0 million impairment charge in

               September 2005 following substantial damage to several shrimping vessels within the servicing portfolio caused by the effects of Hurricane Katrina; and decreases of $443,000 and $1.2 million, respectively, in the amortization of servicing rights, as further described in Note 4 to our Consolidated Financial Statements; partially offset by decreases of $664,000 and $1.4 million, respectively, in fees from loans serviced for others;

         >> an increase of $1.0 million in gains on sales of other real estate. Gains on sales of other real estate were $316,000 and $1.9 million for the three and nine months ended September 30, 2006, respectively, and included a $1.5 million gain recognized on the sale of a parcel of other real estate in January 2006 acquired with our acquisition of CIB Bank. Gains on sales of other real estate for the three and nine months ended September 30, 2005 were $413,000 and $915,000, respectively;

         >> a release fee of $938,000 received on funds collected during the first quarter of 2006 from a loan previously sold in March 2005, in which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale;

         >>    a  decrease  of   $934,000  in  net  losses  on  our   derivative
               instruments; and

         >> income associated with continued growth and expansion of our banking franchise, including our de novo branch office and our acquisitions completed during 2005 and 2006; partially offset by

         >> a decrease in recoveries of certain loan principal balances that had been previously charged-off by the financial institutions prior to their acquisitions by First Banks of $1.5 million and $1.2 million for the three and nine months ended September 30, 2006, respectively, in comparison to the comparable periods in 2005.

Noninterest Expense

         Noninterest expense was $80.5 million and $236.3 million for the three and nine months ended September 30, 2006, respectively, in comparison to $67.9 million and $201.9 million for the comparable periods in 2005. Our efficiency ratio decreased slightly to 62.30% and 64.38% for the three and nine months ended September 30, 2006, respectively, from 63.06% and 64.93% for the comparable periods in 2005. The increase in noninterest expense was primarily attributable to increases in expenses resulting from our 2005 and 2006 acquisitions, including salaries and employee benefits expense, occupancy expense and information technology fees, as well as increases in charitable contributions expense and other expense.

         Salaries and employee benefits expense was $42.5 million and $124.6 million for the three and nine months ended September 30, 2006, respectively, in comparison to $35.7 million and $103.1 million for the comparable periods in 2005. We attribute this increase to increased salaries and employee benefits expenses associated with an aggregate of 19 additional branches acquired in 2005 and 2006, one de novo branch opened in 2005, the acquisitions of UPAC, our insurance premium finance company, and Adrian Baker, our insurance brokerage agency, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including the implementation of enhanced incentive compensation and employee benefit plans. Our total full-time equivalent employees increased to approximately 2,580 employees at September 30, 2006, from approximately 2,240 employees at September 30, 2005.

         Occupancy, net of rental income, and furniture and equipment expense was $11.2 million and $31.9 million for the three and nine months ended September 30, 2006, respectively, in comparison to $9.3 million and $27.6 million for the comparable periods in 2005. The increase reflects higher levels of expense resulting from our acquisitions in 2005 and 2006, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, and increased depreciation expense associated with acquisitions and capital expenditures.

         Information technology fees were $9.4 million and $27.6 million for the three and nine months ended September 30, 2006, respectively, in comparison to $9.1 million and $26.7 million for the comparable periods in 2005. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and UPAC and Adrian Baker. We attribute the increased level of information technology fees to the additional branch offices provided by our acquisitions and de novo branch office openings; certain de-conversion costs from other providers associated with our acquisitions; growth and technological advancements consistent with our product and service offerings; and continued expansion and upgrades to technological equipment, networks and communication channels, including costs to maintain security and provide compliance with the

Sarbanes-Oxley Act of 2002; partially offset by expense reductions resulting from information technology conversions of our acquisitions completed in 2005, as well as the achievement of certain efficiencies associated with the implementation of various technology projects.

         Legal, examination and professional fees were $2.1 million and $6.6 million for the three and nine months ended September 30, 2006, respectively, in comparison to $2.3 million and $6.7 million for the comparable periods in 2005. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and the levels of legal fees associated with certain defense litigation have all contributed to the overall expense levels in 2005 and 2006.

         Amortization   of   intangibles   associated   with  the   purchase  of
subsidiaries was $2.2 million and $5.4 million for the three and nine months ended September 30, 2006, respectively, in comparison to $1.2 million and $3.5 million for the comparable periods in 2005. The increase is attributable to core deposit intangibles associated with our acquisitions of FBA, IBOC and NSB completed in 2005 and our acquisition of FNBS, Community Bank, FINB, SDCB and Oak Lawn completed in January 2006, April 2006, May 2006, August 2006 and August 2006, respectively, and to the customer list intangibles associated with our acquisitions of Adrian Baker and UPAC in March 2006 and May 2006, respectively, as further discussed in Note 2 and Note 3 to our Consolidated Financial Statements.

         Charitable contributions expense was $1.6 million and $4.9 million for the three and nine months ended September 30, 2006, respectively, in comparison to $111,000 and $1.8 million for the comparable periods in 2005. The increase is primarily attributable to First Bank's charitable contributions to the Dierberg Operating Foundation, Inc., a charitable foundation created by our Chairman and members of his immediate family, as further discussed in Note 6 to our Consolidated Financial Statements.

         Other expense was $7.6 million and $22.9 million for the three and nine months ended September 30, 2006, respectively, in comparison to $6.7 million and $21.6 million for the comparable periods in 2005. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase is primarily attributable to:

         >> a $617,000 specific reserve established in March 2006 and an increase of $746,000 to the specific reserve in June 2006 for the estimated loss associated with a $3.1 million unfunded letter of credit acquired with the acquisition of CIB Bank;

         >> a $470,000 loss recognized on a liquidation sale of residential real estate and personal property of an SBA guaranteed loan; and

         >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch office and our acquisitions completed during 2005 and 2006; partially offset by

         >> a decrease of $1.1 million of expenditures on other real estate. Expenditures on other real estate were $193,000 and $364,000 for the three and nine months ended September 30, 2006, respectively. Expenditures and losses on other real estate were $337,000 and $1.4 million for the three and nine months ended September 30, 2005, and included expenditures of $812,000 and $170,000 recorded in the second and third quarters of 2005, respectively, related to a parcel of other real estate acquired in conjunction with our CIB Bank acquisition.


Provision for Income Taxes

         The provision for income taxes was $17.2 million and $42.5 million for the three and nine months ended September 30, 2006, respectively, in comparison to $13.3 million and $41.6 million for the comparable periods in 2005. The effective tax rate was 36.9% and 34.6% for the three and nine months ended
September 30, 2006, respectively, in comparison to 33.4% and 35.5% for the comparable periods in 2005. The effective tax rate for the nine months ended September 30, 2006 reflects a $3.2 million reduction of our provision for federal and state income taxes in the first quarter of 2006 resulting from the reversal of certain tax reserves no longer deemed necessary. The effective tax rate for the comparable period in 2005 reflects a reversal of a $3.1 million state tax reserve in the third quarter of 2005 that was no longer deemed necessary as a result of the resolution of a potential tax liability. The changes in the effective tax rates for the periods also result from the utilization of certain tax credits.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of September 30, 2006 and December 31, 2005 are summarized as follows:


                                                           September 30, 2006           December 31, 2005
                                                        -----------------------     ------------------------
                                                         Notional      Credit        Notional       Credit
                                                          Amount      Exposure        Amount       Exposure
                                                          ------      --------        ------       --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................  $ 600,000        --          300,000          114
         Fair value hedges............................         --        --           25,000          748
         Interest rate floor agreements...............    300,000       591          100,000           70
         Interest rate cap agreements.................    400,000       255               --           --
         Interest rate lock commitments...............      6,100        --            5,900           --
         Forward commitments to sell
           mortgage-backed securities.................     51,000        --           47,000           --
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

         During the three and nine months ended September 30, 2006, we realized net interest expense of $1.2 million and $3.6 million, respectively, on our derivative financial instruments. For the three months ended September 30, 2005, we realized net interest expense of $626,000 on our derivative financial instruments, whereas for the nine months ended September 30, 2005, we realized net interest income of $3.3 million on our derivative financial instruments. The decreased earnings are primarily attributable to increases in prevailing interest rates, the maturity of $200.0 million and $100.0 million notional amount of interest rate swap agreements designated as cash flow hedges in March 2005 and April 2006, respectively, and the termination of $150.0 million, $101.2 million and $25.0 million notional amount of interest rate swap agreements designated as fair value hedges in February 2005, May 2005 and February 2006, respectively, as further discussed below. Although we have implemented other methods to mitigate the reduction in net interest income associated with our derivative instruments, the maturity and termination of the interest rate swap agreements has resulted in a compression of our net interest margin of approximately three basis points and 10 basis points for the three and nine months ended September 30, 2006, respectively, in comparison to the comparable periods in 2005. In addition, the increasing interest rate environment has mitigated a portion of the effect of the reduced earnings on our derivative financial instruments. During the third quarter of 2006, we significantly expanded our utilization of derivative financial instruments, as further described below, in an effort to reduce the adverse impact that falling interest rates would have on our net interest income.

         We recorded net gains of $10,000 and net losses of $59,000 on derivative instruments, which are included in noninterest income in our consolidated statements of income, for the three and nine months ended September 30, 2006, respectively, in comparison to net losses of $403,000 and $993,000 for the comparable periods in 2005. The net gains and net losses recorded for the three and nine months ended September 30, 2006, respectively, reflect changes in the value of our interest rate floor agreements entered into in September 2005 and September 2006, and changes in the value of our interest rate cap agreements entered into in September 2006. The net losses recorded in 2005 reflect valuation changes in the fair value of our fair value hedges and the underlying hedged liabilities, and changes in the value of our interest rate floor agreement entered into in September 2005.

Cash Flow Hedges. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

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

         >> On September 14, 2006, we entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis.

         The amount receivable by us under the swap agreements was $1.8 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively, and the amount payable by us under the swap agreements was $2.6 million and $2.5 million at September 30, 2006 and December 31, 2005, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2006 and December 31, 2005 were as follows:

                                                        Notional    Interest Rate  Interest Rate     Fair
                          Maturity Date                  Amount          Paid         Received       Value
                          -------------                  ------          ----         --------       -----
                                                                  (dollars expressed in thousands)

         September 30, 2006:
             July 31, 2007...........................  $ 200,000         5.40%         3.08%       $ (3,612)
             September 18, 2009......................    200,000         5.39          5.20             528
             September 20, 2010......................    200,000         5.39          5.20             720
                                                       ---------                                   --------
                                                       $ 600,000         5.39          4.49        $ (2,364)
                                                       =========         ====          ====        ========

         December 31, 2005:
             April 2, 2006...........................  $ 100,000         4.43%         5.45%       $    205
             July 31, 2007...........................    200,000         4.40          3.08          (5,296)
                                                       ---------                                   --------
                                                       $ 300,000         4.41          3.87        $ (5,091)
                                                       =========         ====          ====        ========

Fair Value Hedges. We entered into the following interest rate swap agreements, which have been designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

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

Interest Rate Floor Agreements. In September 2005, we entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with our interest rate risk management program. The interest rate floor agreement provides for us to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. On August 24, 2006, we entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of our term repurchase agreement, as further discussed in Note 9 to our Consolidated Financial Statements, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. The carrying value of the interest rate floor agreements, which is included in other assets in our consolidated balance sheets, was $591,000 and $70,000 at September 30, 2006 and December 31, 2005, respectively.

Interest Rate Floor Agreements Embedded in Term Repurchase Agreements. During 2003 and 2004, we entered into five term repurchase agreements under master repurchase agreements with unaffiliated third parties, as further discussed in
Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreements were entered into with the objective of stabilizing net interest income over time, further protecting our net interest margin against changes in interest rates and providing funding for security purchases. The interest rate floor agreements included within the term repurchase agreements represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term repurchase agreements are reflected in other borrowings in our consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in our consolidated statements of income. In March 2005, in accordance with our interest rate risk management program, we modified our term repurchase agreements to terminate the interest rate cap agreements embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the existing interest rate spread to LIBOR for the underlying agreements. The modified terms of the term repurchase agreements became effective during the second quarter of 2005. We did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments.

         In November 2005, we terminated a $50.0 million term repurchase agreement with a maturity date of August 15, 2006, and simultaneously recognized a loss of $2.9 million on the sale of available-for-sale investment securities associated with the termination of the term repurchase agreement. As further discussed in Note 9 to our Consolidated Financial Statements, on February 14, 2006, we terminated the two $50.0 million term repurchase agreements with maturity dates of June 14, 2007, and recognized a $1.6 million loss on the sale of $100.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements; on March 28, 2006, we terminated the $50.0 million term repurchase agreement with a maturity date of August 1, 2007, and recognized a $746,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement; and on April 28, 2006, we terminated $50.0 million of the $150.0 million term repurchase agreement with a maturity date of January 12, 2007, and recognized a $310,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement. Our termination transactions entered into in 2006 resulted in a reduction of $200.0 million of our term repurchase agreements, the recognition of a $2.7 million loss on the sale of $200.0 million of investment securities held in our available-for-sale investment portfolio, and prepayment penalties of $306,000 incurred in conjunction with the early termination of the term repurchase agreements. Additionally, on August 24, 2006, we restructured the remaining $100.0 million term repurchase agreement to extend the maturity date to October 12, 2010 and to modify the pricing structure, including the interest rate floor strike price. We did not incur any costs associated with the restructuring of the agreement.

         On July 14, 2006, we entered into a $100.0 million four-year term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term repurchase agreement are U.S. Government agency collateralized mortgage obligation securities and are held by other financial institutions under a safekeeping agreement. This transaction was structured consistently with our 2003 and 2004 term repurchase agreement transactions discussed above, and, consistent with our interest rate risk management program, was entered into with the objective of stabilizing net interest income over time and further protecting our net interest margin against changes in interest rates.

Interest Rate Cap Agreements. On September 14, 2006, we entered into a $200.0 million notional amount three-year interest rate cap agreement and a $200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that we entered into on September 14, 2006, as further discussed above, to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The carrying value of the interest rate cap agreements, which is included in other assets in our consolidated balance sheets, was $255,000 at September 30, 2006.

Pledged Collateral. At September 30, 2006 and December 31, 2005, we had pledged investment securities available for sale with a fair value of $1.4 million and $5.1 million, respectively, in connection with our interest rate swap agreements. In addition, at December 31, 2005, we had a $2.0 million letter of credit issued on our behalf to the counterparty and had pledged cash of $1.8 million as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in other assets in our consolidated balance sheets was $407,000 and ($49,000) at September 30, 2006 and December 31, 2005, respectively.



                       Loans and Allowance for Loan Losses

         Interest and fees on loans, which represent the principal source of income for First Banks, were 91.1% and 90.1% of total interest income for the three and nine months ended September 30, 2006, respectively, in comparison to 86.0% and 85.0% for the comparable periods in 2005. Total loans, net of unearned discount, increased to $7.72 billion, or 79.1% of total assets, at September 30, 2006, compared to $7.02 billion, or 76.6% of total assets, at December 31, 2005. The overall increase in loans, net of unearned discount, in 2006 is primarily attributable to internal loan growth and our acquisitions of FNBS, Community Bank, FINB, UPAC, SDCB and Oak Lawn, which provided loans, net of unearned discount, of $391.0 million, in aggregate, partially offset by the securitization of $138.9 million of certain residential mortgage loans that we transferred to our investment portfolio, and the sale and payoff of certain of our nonperforming loans that were held for sale at December 31, 2005. We attribute the net increase in our loan portfolio to:

         >> an increase of $311.0 million in our real estate construction and development portfolio resulting primarily from new loan originations and seasonal fluctuations on existing and available credit lines, as well as $34.2 million, in aggregate, of loans provided by our acquisitions of FNBS, SDCB and Oak Lawn;

         >> an increase of $249.1 million in our commercial, financial and agricultural portfolio, primarily attributable to continued internal loan production growth, and $149.2 million of loans provided by our acquisition of UPAC, and $20.3 million, in aggregate, of loans provided by our acquisitions of FNBS, Community Bank, FINB, SDCB and Oak Lawn;

         >> an increase of $51.2 million in our real estate mortgage portfolio. The net increase was attributable to: internal growth within our loan portfolio of approximately $137.7 million, largely attributable to the retention, in the first six months of 2006, of certain mortgage loan production in our residential real estate mortgage portfolio; and our acquisitions of FNBS, Community Bank, FINB, SDCB and Oak Lawn, which provided loans of $182.4 million, in aggregate; partially offset by

               o the securitization of $77.1 million and $61.8 million of certain residential mortgage loans in March 2006 and April 2006, respectively, which resulted in a change in our asset structure from residential mortgage loans to available-for-sale investment securities;

               o the transfer of $100.0 million of certain loans to our held for sale portfolio in June 2006, which were subsequently sold in August 2006, resulting in a net gain of $386,000; and

               o the transfer of an additional $30.0 million of certain loans to our held for sale portfolio in September 2006, following a commitment to sell approximately $100.0 million of certain residential mortgage loans in October 2006; and

         >> an increase of $78.1 million in our loans held for sale portfolio, primarily reflecting: the transfer of $30.0 million of certain residential mortgage loans to our loans held for sale portfolio, as discussed above; and the timing of loan originations and subsequent sales in the secondary mortgage market; partially offset by the sale of certain nonperforming loans that were transferred to our held for sale portfolio on December 31, 2005; the payoff of a single nonperforming loan in January 2006 that was included in our held for sale portfolio at December 31, 2005; and the transfer of a $13.5 million nonperforming loan from our loans held for sale portfolio to our commercial real estate loan portfolio after recording a $1.1 million write-down of the credit to its estimated fair value at the time of transfer, as further discussed below.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2006 and December 31, 2005:

                                                                                 September 30,     December 31,
                                                                                     2006              2005
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)
         Commercial, financial and agricultural:
           Nonaccrual.........................................................   $   12,771             4,948
         Real estate construction and development:
           Nonaccrual.........................................................       16,545            11,137
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual......................................................       12,275             9,576
              Restructured....................................................            9                10
           Multi-family residential loans:
              Nonaccrual......................................................          740               740
           Commercial real estate loans:
              Nonaccrual......................................................       36,675            70,625
         Consumer and installment:
           Nonaccrual.........................................................           73               160
                                                                                 ----------         ---------
                  Total nonperforming loans...................................       79,088            97,196
         Other real estate....................................................        6,924             2,025
                                                                                 ----------         ---------
                  Total nonperforming assets..................................   $   86,012            99,221
                                                                                 ==========         =========

         Loans, net of unearned discount......................................   $7,717,470         7,020,771
                                                                                 ==========         =========

         Loans past due 90 days or more and still accruing....................   $    6,400             5,576
                                                                                 ==========         =========

         Ratio of:
           Allowance for loan losses to loans.................................         1.93%             1.93%
           Nonperforming loans to loans.......................................         1.02              1.38
           Allowance for loan losses to nonperforming loans...................       188.79            139.23
           Nonperforming assets to loans and other real estate................         1.11              1.41
                                                                                 ==========         =========

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $79.1 million at September 30, 2006, compared to $73.0 million at June 30, 2006 and $97.2 million at December 31, 2005. Other real estate owned was $6.9 million, $5.5 million and $2.0 million at September 30, 2006, June 30, 2006 and December 31, 2005, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $86.0 million at September 30, 2006, compared to $78.5 million at June 30, 2006 and $99.2 million at December 31, 2005. A significant portion of our nonperforming assets includes nonperforming loans associated with our acquisition of CIB Bank in November 2004, which have decreased considerably to $17.1 million, or 21.6% of our total nonperforming loans, at September 30, 2006, from $55.0 million, or 56.6% of our nonperforming loans, at December 31, 2005. Nonperforming loans were 1.02% of loans, net of unearned discount, at September 30, 2006, compared to 0.96% and 1.38% of loans, net of unearned discount, at June 30, 2006 and December 31, 2005, respectively. Additionally, loans past due 90 days or more and still accruing interest were $6.4 million at September 30, 2006, compared to $5.7 million and $5.6 million at June 30, 2006 and December 31, 2005, respectively. Nonperforming loans at September 30, 2006 reflect an $18.1 million, or 18.6%, decrease from nonperforming loans at December 31, 2005, and a $6.1 million, or 8.3%, increase from nonperforming loans at June 30, 2006. The decrease in nonperforming loans during the nine months ended September 30, 2006 primarily resulted from our plans to reduce nonperforming assets through the sale of certain nonperforming loans, loan payoffs and/or external refinancing of various credits. We had been actively marketing approximately $59.7 million of nonperforming loans that were transferred to our held for sale portfolio on December 31, 2005. In January 2006, we received a payoff on one of the loans held for sale that had a carrying value of $12.4 million at December 31, 2005. In conjunction with this transaction, we recognized a loan recovery of $5.0 million and interest and late fees of $2.0 million on the payoff of the loan. In March 2006, we completed the sale of the majority of the remaining loans held for sale that had a carrying value of approximately $32.5 million, in aggregate, at December 31, 2005, and recorded a pre-tax gain of approximately $1.7 million on the sale of these loans. In September 2006, we recorded a $1.1 million write-down on a remaining nonperforming loan held for sale and transferred the loan at its estimated fair value of $13.5 million back into our loan portfolio. The overall decrease in our nonperforming loans during 2006 was partially offset by the placement of credit relationships of $8.9 million, $10.0 million, and $7.5 million, that were placed on nonaccrual status in the first, second and third quarters of 2006, respectively, following deterioration of the financial position of the borrowers.

         We recorded net loan charge-offs of $1.3 million for the three months ended September 30, 2006, compared to net loan recoveries of $772,000 for the nine months ended September 30, 2006. We recorded net loan charge-offs of $1.8 million and $4.7 million for the three and nine months ended September 30, 2005, respectively. Net loan recoveries for 2006 include a loan recovery of $5.0 million on the payoff of a single loan in the first quarter of 2006, as discussed above. Our net loan recoveries for the first nine months of 2006 were (0.01%) of average loans, representing significant improvement over our net charge-offs for the comparable period in 2005, which were 0.08% of average loans, and our net loan charge-offs of 0.21% for the year ended December 31, 2005. Our allowance for loan losses was $149.3 million at September 30, 2006, compared to $147.4 million at June 30, 2006 and $135.3 million at December 31, 2005. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.93% at September 30, 2006, compared to 1.94% and 1.93% at June 30, 2006 and December 31, 2005, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 188.79% at September 30, 2006, compared to 201.81% at June 30, 2006 and 139.23% at December 31, 2005. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including reduced loan demand and highly competitive markets within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses. In addition, although we have experienced improvement in our nonperforming asset levels in 2006, we continue our efforts to reduce the overall level of these assets.

         Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in our loan portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the adjustments necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the changes in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of income.

         Changes in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                September 30,
                                                         ---------------------        ---------------------
                                                            2006       2005              2006       2005
                                                            ----       ----              ----       ----
                                                                  (dollars expressed in thousands)

         Balance, beginning of period................     $147,383    140,164           135,330    150,707
         Acquired allowance for loan losses..........        1,264      1,065             5,208      1,484
                                                          --------   --------          --------   --------
                                                           148,647    141,229           140,538    152,191
                                                          --------   --------          --------   --------
         Loans charged-off...........................       (5,292)    (5,401)          (11,633)   (20,422)
         Recoveries of loans previously charged-off..        3,955      3,643            12,405     15,702
                                                          --------   --------          --------   --------
           Net loan (charge-offs) recoveries.........       (1,337)    (1,758)              772     (4,720)
                                                          --------   --------          --------   --------
         Provision for loan losses...................        2,000         --             8,000     (8,000)
                                                          --------   --------          --------   --------
         Balance, end of period......................     $149,310    139,471           149,310    139,471
                                                          ========   ========          ========   ========


                                    Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.86 billion and $1.72 billion at September 30, 2006 and December 31, 2005, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at September 30, 2006:

                                                      Certificates of Deposit    Other
                                                        of $100,000 or More    Borrowings        Total
                                                        -------------------    ----------        -----
                                                                   (dollars expressed in thousands)

         Three months or less...........................   $   523,233          193,143          716,376
         Over three months through six months...........       326,807            5,000          331,807
         Over six months through twelve months..........       370,801           10,000          380,801
         Over twelve months.............................       176,104          259,067          435,171
                                                           -----------         --------       ----------
              Total.....................................   $ 1,396,945          467,210        1,864,155
                                                           ===========         ========       ==========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2006 and December 31, 2005, First Bank's borrowing capacity under the agreement was approximately $634.6 million and $743.6 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $596.8 million and $679.3 million at September 30, 2006 and December 31, 2005, respectively. First Bank had FHLB advances outstanding of $4.1 million and $39.3 million at September 30, 2006 and December 31, 2005, respectively, all of which were assumed in conjunction with various acquisitions. On March 17, 2006 and May 10, 2006, First Bank prepaid $20.5 million and $14.8 million of FHLB advances, respectively, that were assumed in conjunction with previous acquisitions, as further described in Note 9 to our Consolidated Financial Statements.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other contractual obligations at September 30, 2006 were as follows:

                                                    Less than      1-3        3-5       Over
                                                     1 Year       Years      Years     5 Years     Total
                                                     ------       -----      -----     -------     -----
                                                                (dollars expressed in thousands)

         Operating leases.......................  $    12,431     21,256     12,479     23,192      69,358
         Certificates of deposit (1)............    3,070,202    560,866    127,625     12,694   3,771,387
         Other borrowings (1)...................      188,143      3,210    200,857         --     392,210
         Notes payable (1)......................       20,000     55,000         --         --      75,000
         Subordinated debentures (1)............           --         --         --    304,547     304,547
         Other contractual obligations..........        1,624        240         11         16       1,891
                                                  -----------   --------   --------   --------  ----------
              Total.............................  $ 3,292,400    640,572    340,972    340,449   4,614,393
                                                  ===========   ========   ========   ========  ==========
         ---------------
         (1) Amounts exclude the related interest expense accrued on these obligations as of September 30,
             2006.

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



                       Effects of New Accounting Standards

         In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. We adopted the disclosure requirements of EITF Issue No. 03-1on December 31, 2004. In March 2004, the EITF came to a consensus regarding EITF Issue No. 03-1. Securities in scope are those subject to SFAS No. 115 and SFAS No. 124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other-than-temporary losses in earnings. In September 2004, the Financial Accounting Standards Board, or FASB, approved issuing a Staff Position to delay the requirement to record impairment losses under EITF Issue No. 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF Issue No. 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. In June 2005, the FASB directed the EITF to issue EITF Issue No. 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP was effective for reporting periods beginning after December 15, 2005. On January 1, 2006, we implemented the requirements of FSP FAS 115-1 and FAS 124-1, which did not have a material effect on our financial condition or results of operations.

         In May 2005, the FASB issued SFAS No. 154 -- Accounting Changes and Error Corrections. SFAS No. 154, a replacement of APB Opinion No. 20 -- Accounting Changes and SFAS No. 3 -- Reporting Accounting Changes in Interim Financial Statements, requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 was effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. On January 1, 2006, we implemented the requirements of SFAS No. 154, which did not have a material effect on our financial condition or results of operations.

         In February 2006, the FASB issued SFAS No. 155 -- Accounting For Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 -- Accounting For Derivative Instruments and Hedging Activities and SFAS No. 140 -- Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows entities to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host instrument, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of the fiscal year unless the entity has already issued interim financial statements during that fiscal year. At its October 25, 2006 Board of Directors meeting, the FASB proposed issuing guidance as an SFAS No. 133 Implementation
Issue to address the application of paragraph 14A of SFAS No. 133 to asset backed securities, including mortgage-backed securities, created from pools of loans containing embedded call features. This guidance would implement a narrow scope exception that is limited to securitized interests that only contain an embedded derivative tied to the prepayment risk of the underlying prepayable financial assets if certain criteria are met. Following the end of the 30-day public comment period, the FASB expects to issue final guidance in early 2007. We are currently awaiting further guidance and are evaluating the requirements of SFAS No. 155 to determine its impact on our financial condition and results of operations.

         In March 2006, the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets. SFAS No. 156, an amendment of FASB SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, addresses the recognition and measurement of separately recognized servicing assets and liabilities and allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We are currently evaluating the requirements of SFAS No. 156 to determine its impact on our financial condition and results of operations.

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

         In September 2006, the FASB issued SFAS No. 157 - Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We are currently evaluating the requirements of SFAS No. 157 to determine its impact on our financial condition and results of operations.

         In September 2006, the U.S. Securities and Exchange Commission, or SEC, issued SEC Staff Accounting Bulletin, or SAB, No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses the methods in which uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements, and requires an entity to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. The SAB does not change the SEC staff's previous guidance on evaluating the materiality of errors in financial statements. SAB No. 108 allows an entity to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We are currently evaluating the requirements of SAB No. 108 to determine its impact on our consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2005, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 6.4% of net interest income, based on assets and liabilities at December 31, 2005. At September 30, 2006, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with declines in income associated with our interest rate swap agreements and increases in prevailing interest rates, is reflected in our net interest margin for the three and nine months ended September 30, 2006 as compared to the comparable periods in 2005 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." During the three and nine months ended September 30, 2006, our asset-sensitive position and overall susceptibility to market risks have not changed materially. However, prevailing interest rates have continued to increase during the three and nine months ended September 30, 2006. Furthermore, in conjunction with our interest rate risk management program, we entered into additional derivative financial instruments in the third quarter of 2006, including interest rate swap agreements, interest rate floor agreements and interest rate cap agreements, as further discussed under "--Interest Rate Risk Management."

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

                           PART II - OTHER INFORMATION

                                ITEM 6 - EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

      Exhibit Number                        Description
      --------------                        -----------

            10 First Amendment to the Amended and Restated Secured Credit Agreement ($85.0 million Term Loan Facility, $10.0 million Revolving Credit Facility and $1.0 million Letter of Credit Facility), dated as of August 10, 2006, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association - filed herewith.

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



Date:  November 13, 2006

                                FIRST BANKS, INC.


                                By: /s/ Allen H. Blake
                                   ---------------------------------------------
                                        Allen H. Blake
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



                                By: /s/ Steven F. Schepman
                                   ---------------------------------------------
                                        Steven F. Schepman
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)