Form 10-K
period 2006-12-31
FIRST BANKS, INC
filed 2007-03-28
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the fiscal year ended December 31, 2006

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

                                      None
                                (Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [X] Yes [ ] No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

         None of the voting stock of the Company is held by non-affiliates. All of the voting stock of the Company is owned by various trusts, which were established by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board of Directors, and members of his immediate family.

         At March 28, 2007, there were 23,661 shares of the registrant's common stock outstanding.

                                               FIRST BANKS, INC.

                                          2006 ANNUAL REPORT ON FORM 10-K

                                                TABLE OF CONTENTS
                                                                                                            Page
                                                                                                            ----
                                                      Part I
     Item 1.    Business...............................................................................       1
     Item 1A.   Risk Factors...........................................................................      14
     Item 1B.   Unresolved Staff Comments..............................................................      16
     Item 2.    Properties.............................................................................      16
     Item 3.    Legal Proceedings......................................................................      16
     Item 4.    Submission of Matters to a Vote of Security Holders....................................      16

                                                      Part II
     Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities..........................................      16
     Item 6.    Selected Financial Data................................................................      17
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................................      18
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................      51
     Item 8.    Financial Statements and Supplementary Data............................................      52
     Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...........................................................      52
     Item 9A.   Controls and Procedures................................................................      52
     Item 9B.   Other Information......................................................................      52

                                                      Part III
     Item 10.   Directors, Executive Officers and Corporate Governance.................................      52
     Item 11.   Executive Compensation.................................................................      56
     Item 12.   Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters....................................................      60
     Item 13.   Certain Relationships and Related Transactions, and Director Independence..............      61
     Item 14.   Principal Accounting Fees and Services.................................................      62

                                                      Part IV
     Item 15.   Exhibits, Financial Statement Schedules................................................      62

     Signatures .......................................................................................     109

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as: "will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include: our ability to consummate pending acquisitions; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. Refer to further discussion under "Business --Item 1A Risk Factors" for factors that may impact these forward-looking statements. We do not have a duty to and will not update these forward-looking statements. Readers of this Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

                                     PART I

Item 1.  Business

General. We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its subsidiaries, as listed below, and its branch banking offices. First Bank's subsidiaries are wholly owned, except for SBLS LLC, which was 51.0% owned by First Bank and 49.0% owned by First Capital America, Inc. as of December 31, 2006.

         >>   First Bank Business Capital, Inc.;
         >>   Missouri Valley Partners, Inc., or MVP;
         >>   Adrian N. Baker & Company, or Adrian Baker;
         >>   Universal Premium Acceptance  Corporation  and  its  wholly  owned subsidiary,  UPAC of California,  Inc., or collectively, UPAC; and
         >>   Small Business Loan Source LLC, or SBLS LLC.

First Bank currently operates 195 branch offices in California, Illinois, Missouri and Texas, with 217 automated teller machines, or ATMs, across the four states. Over the last ten years, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. At December 31, 2006, we had assets of $10.16 billion, loans, net of unearned discount, of $7.67 billion, deposits of $8.44 billion and stockholders' equity of $800.4 million.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from our loan and investment security portfolios, service charges and fees generated from our deposit products and services, and fees generated by our mortgage banking, insurance services, and trust, private banking and institutional money management services businesses. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, and Houston and Dallas, Texas. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through our subsidiaries, SBLS LLC and UPAC.

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

Various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.

We have formed numerous affiliated Delaware or Connecticut business or statutory trusts. These trusts operate as financing entities and were created for the sole purpose of issuing trust preferred securities, and the sole assets of the trusts are our subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts, as outlined in the following table and more fully described in Note 12 to our Consolidated Financial Statements. We pay interest on our subordinated debentures to our respective financing entities. In turn, our financing entities pay distributions to the holders of the trust preferred securities. The interest payable on our subordinated debentures is included in interest expense in our consolidated statements of income.

The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange, or NYSE. The remaining trust preferred securities were issued in private placements. The trust preferred securities have no voting rights except in certain limited circumstances. A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to our respective trusts in conjunction with the trust preferred securities offerings, is as follows:

                                     Date of                                Interest     Preferred      Subordinated
        Name of Trust            Trust Formation     Type of Offering         Rate       Securities      Debentures
        -------------            ---------------     ----------------         ----       ----------      ----------

First Bank Capital Trust           April 2002        Private Placement      Variable    $25,000,000     $25,774,000
First Preferred Capital Trust IV  January 2003     Publicly Underwritten      8.15%      46,000,000      47,422,700
First Bank Statutory Trust         March 2003        Private Placement        8.10%      25,000,000      25,774,000
First Bank Statutory Trust II    September 2004      Private Placement      Variable     20,000,000      20,619,000
First Bank Statutory Trust III    November 2004      Private Placement      Variable     40,000,000      41,238,000
First Bank Statutory Trust IV     February 2006      Private Placement      Variable     40,000,000      41,238,000
First Bank Statutory Trust V       April 2006        Private Placement      Variable     20,000,000      20,619,000
First Bank Statutory Trust VI       June 2006        Private Placement      Variable     25,000,000      25,774,000
First Bank Statutory Trust VII    December 2006      Private Placement      Variable     50,000,000      51,547,000
First Bank Statutory Trust VIII   February 2007      Private Placement      Variable     25,000,000      25,774,000

Recent Developments. At the regular meeting of the First Banks, Inc., or First Banks, Board of Directors held on January 26, 2007, Mr. Allen H. Blake announced his retirement and resigned his positions as Director, President and Chief Executive Officer of First Banks, effective March 31, 2007. Upon acceptance of Mr. Blake's resignation, the Board of Directors elected Mr. Terrance M. McCarthy as President and Chief Executive Officer of First Banks, effective April 1, 2007.

Strategy. In the development of our banking franchise, we have focused on building and reorganizing our infrastructure as necessary to accomplish our objectives for organic growth, and to supplement this growth with de novo and acquisition strategies to further expand our banking franchise. Our organization is structured to leverage a strong sales force in each of our major market areas in an effort to continue to provide quality financial products and the highest level of customer service to our expanding customer base. Within the individual markets, the sales organization is supported by a regional structure to position it to serve the market opportunities within each area in the four states in which we operate. We are committed to serving the small business and mid-sized commercial segments along with the retail consumer market. We have devoted significant resources to improving our infrastructure dedicated to rapid approval, underwriting and documentation of consumer loans, strengthening our small business services area, increasing our commercial business development staff, reorganizing our marketing and product management areas, improving the quality and depth of our regional commercial and consumer management groups, and increasing resources for financial service product line and delivery systems, branch development and training, and administrative and operational support.

In the past three years, we have added three business lines, including an insurance premium financing company, an insurance brokerage agency and a small business lending group, providing our customers with new and expanded products and services to complement our existing line of financial services. In line with our small business lending strategy, we segmented the loan origination and servicing functions and added new business development officers throughout our markets. With the significant expansion of our Chicago banking franchise in the past three years, we have created a complete regional structure in the Chicago area as well as three additional commercial banking groups to enable our credit administration, commercial real estate and commercial and industrial banking groups, branch administration, credit review, and human resources and training functions to better serve our customers and employees. We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have led to certain increased capital expenditures and noninterest expenses, we expect they will lead to additional internal growth, more efficient operations and improved profitability over the long term, in accordance with our long-term corporate vision.

In the development of our banking franchise, we acquire other entities providing financial services as one means of achieving our growth objectives and to augment internal growth. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area, to enable us to enter new or noncontiguous markets or to enable us to expand the array of financial services that we provide. Due to the nature of our ownership, we have elected to engage only in those acquisitions that can be accomplished for cash, rather than by issuing securities, which given the characteristics of the acquisition arena may, at times, place us at a competitive disadvantage relative to other acquirers offering stock transactions. This results from the market attractiveness of other financial institutions' stock and the advantages of tax-free exchanges to the selling shareholders. Our acquisition activities are generally somewhat sporadic because we may consummate multiple transactions in a particular period, followed by a substantially less active acquisition period.

Furthermore,   the  intangible   assets  recorded  in  conjunction   with  these
acquisitions create an immediate reduction in our regulatory capital, providing further financial disincentives to paying large premiums in cash acquisitions.

Recognizing these facts, we generally follow certain patterns in our acquisitions. First, we generally acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. We attribute this approach to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. We may, however, periodically acquire larger institutions that provide us with the opportunity to rapidly expand our market presence in a highly desired market area. Secondly, in some acquisitions, we may acquire institutions having significant asset-quality, ownership, regulatory or other problems. We seek to address the risks of these issues by adjusting the acquisition pricing, accompanied by appropriate remedial attention after consummation of the transaction. In these institutions, these issues may diminish their attractiveness to other potential acquirers, and therefore may reduce the amount of acquisition premium required. Finally, we may pursue our acquisition strategy in other geographic areas, or pursue internal growth more aggressively because cash transactions may not be economically viable in extremely competitive acquisition markets.

Our acquisitions have allowed us to significantly expand our presence throughout our geographic markets, improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services. Following our acquisitions, various undertakings are necessary to effectively integrate the acquired entities into our business systems and culture. While the specific activities required are dependent upon the individual circumstances surrounding each acquisition, the majority of our efforts have been concentrated in various areas including, but not limited to:
(a) improving asset quality; (b) reducing unnecessary, duplicative and/or excessive expenses including personnel, information technology and certain other operational and administrative expenses; (c) maintaining, repairing and, in some cases, refurbishing bank premises necessitated by the deferral of such projects by some of the acquired entities; (d) renegotiating long-term leases that provide space in excess of that necessary for banking activities and/or at rates in excess of current market rates, or subleasing excess space to third parties;
(e) relocating branch offices that are not adequate, conducive or convenient for banking operations; and (f) managing actual or potential litigation that existed with respect to acquired entities to minimize the overall costs of negotiation, settlement or litigation.

The post-acquisition process also includes the combining of separate and distinct entities together to form a cohesive organization with common objectives and focus. We have invested and continue to invest significant resources to reorganize staff, recruit and train personnel where needed, and establish the direction and focus necessary for the combined entity to take advantage of the opportunities available to it. This investment generally contributes to increases in noninterest expense, and results in the creation of new banking units within the newly integrated combined entity, which convey a more consistent image and quality of service. The new banking units provide a broad array of banking products to their customers and generally compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources. While some of these modifications do not contribute to reductions of noninterest expense, they contribute to the commercial and retail business development efforts of the combined entity, and ultimately to their prospects for improving future profitability.

Our business strategy also encompasses the opening of de novo branch offices as another means of achieving our growth objectives, particularly when our acquisition prospects are somewhat limited, primarily due to the market environment requiring significantly higher premiums in order to transact financial institution acquisitions. Our de novo branch strategy also provides similar opportunities to our acquisition strategy by allowing us to enhance our presence in our existing markets and enter new markets. Additionally, we generally have more flexibility in selecting the most opportunistic sites for our de novo branches, constructing the branch offices in accordance with our standard business model and marketing and promoting our customized products and services under our long-established trade name. We have plans underway to open several de novo branch offices over the next few years. We expect to further concentrate our efforts on this portion of our business strategy while continuing to identify viable acquisition candidates at reasonable acquisition premiums that are commensurate with our established acquisition strategy.

Acquisitions. In the continuing development of our banking franchise, we emphasize acquiring other financial institutions and financial services companies as one means of achieving our growth objectives. After we consummate an acquisition, we expect to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage.

During the three years ended December 31, 2006, we completed ten bank acquisitions, four branch office purchases, the acquisition of an insurance premium financing company and an insurance brokerage agency, and purchased substantially all of the assets and assumed certain liabilities of a company that originates, sells and services SBA loans to small business concerns. As demonstrated in the following table, our acquisitions during the past three years have significantly increased our banking franchise presence in the dynamic market areas of metropolitan Chicago, Dallas and Houston, and further augmented our existing markets in southern California and the Midwest. We funded these acquisitions from available cash reserves, borrowings under our secured credit facility and proceeds from the issuance of subordinated debentures.

These transactions, which are further described in Note 2 to our Consolidated Financial Statements, are summarized as follows:

                                                Loans,                                                      Net
                                                Net of                                       Goodwill     Banking
          Entity /                   Total     Unearned   Investment              Purchase   and Other   Locations
        Closing Date                 Assets    Discount   Securities    Deposits   Price    Intangibles   Acquired
        ------------                 ------    --------   ----------    --------   -----    -----------   --------
                                                         (dollars expressed in thousands)
2006
----
   MidAmerica National Bank
     Peoria and Bloomington,
     Illinois
     Branch Offices (1)
     November 10, 2006             $ 158,300    154,100         --        48,200        --      2,400        1

   First Bank of Beverly Hills
     Beverly Hills, California
     Branch Office (2)
     November 3, 2006                157,500         --         --       156,100        --      8,700        1

   TeamCo, Inc.
     Oak Lawn, Illinois
     August 31, 2006                  67,900     43,100     16,100        60,100    13,900      9,600        2

   San Diego Community Bank
     Chula Vista, California
     August 15, 2006                  91,700     78,600      2,800        76,100    25,500     11,800        3

   Universal Premium Acceptance
     Corporation
     Lenexa, Kansas
     May 31, 2006                    152,800    149,200         --            --    52,700 (3) 44,700       --

   First Independent National Bank
     Plano, Texas
     May 1, 2006                      68,200     59,600        800        55,500    19,200     11,800        3

   Pittsfield Community Bancorp, Inc.
     Pittsfield, Illinois (4)
     April 28, 2006                   17,600     11,100      3,300        12,300     5,100      1,300       --

   Adrian N. Baker & Company
     Clayton, Missouri
     March 31, 2006                    3,000         --         --            --     7,400      8,000       --

   Dallas National Bank
     Richardson, Texas
     Branch Office (5)
     January 20, 2006                  1,100        100         --         1,100        --         --        1

   First National Bank of Sachse
     Sachse, Texas
     January 3, 2006                  76,200     49,300     14,300        66,200    20,800     12,400        1
                                   ---------   --------   --------    ----------  --------   --------       --
                                   $ 794,300    545,100     37,300       475,600   144,600    110,700       12
                                   =========   ========   ========    ==========  ========   ========       ==
2005
----
   Northway State Bank
     Grayslake, Illinois
     October 31, 2005              $  50,400     41,800         --        45,200    10,300      5,400        1

   International Bank of California
     Los Angeles, California
     September 30, 2005              151,600    113,500     14,700       132,100    33,700     15,800        5

   Bank and Trust Company
     Roodhouse, Illinois
     Branch Office (6)
     September 23, 2005                5,000         --         --         5,100        --        100       --

   FBA Bancorp, Inc.
     Chicago, Illinois
     April 29, 2005                   73,300     54,300      5,400        55,700    10,500      4,500        3
                                   ---------   --------   --------    ----------  --------   --------       --
                                   $ 280,300    209,600     20,100       238,100    54,500     25,800        9
                                   =========   ========   ========    ==========  ========   ========       ==


                                                Loans,                                                      Net
                                                Net of                                       Goodwill     Banking
          Entity /                   Total     Unearned   Investment              Purchase   and Other   Locations
        Closing Date                 Assets    Discount   Securities    Deposits   Price    Intangibles   Acquired
        ------------                 ------    --------   ----------    --------   -----    -----------   --------
                                                         (dollars expressed in thousands)
2004
----
   Hillside Investors, Ltd.
     Hillside, Illinois
     November 30, 2004            $1,196,700    683,300    393,200     1,102,000    67,400     10,600       16

   Small Business Loan
     Source, Inc. (7)
     Houston, Texas
     August 31, 2004                  47,100     24,000         --            --    45,600      5,900       --

   Continental Mortgage
     Corporation - Delaware
     Aurora, Illinois
     July 30, 2004                   140,700     73,600     44,800       104,600     4,200 (8)  2,100        2
                                  ----------   --------   --------    ----------  --------   --------       --
                                  $1,384,500    780,900    438,000     1,206,600   117,200     18,600       18
                                  ==========   ========   ========    ==========  ========   ========       ==
---------------------------
(1)  The Peoria and Bloomington,  Illinois branch offices of MidAmerica National Bank, or MidAmerica, were acquired by First  Bank  through a purchase  of certain  assets and  assumption  of certain  liabilities  of the branch offices. Total assets consisted primarily of loans and fixed assets.  Concurrent with this transaction,  First
     Bank closed and merged one of the former MidAmerica banking offices into an existing First Bank banking office located in Peoria,  Illinois,  and,  in  addition,  First Bank closed and merged one of its  existing  banking offices into one of the former MidAmerica banking offices located in Peoria, Illinois.
(2)  The Beverly Hills,  California branch office of First Bank of Beverly Hills was acquired by First Bank through a purchase  of certain  assets and  assumption  of certain  liabilities  of the branch  office.  Total  assets consisted primarily of cash received upon assumption of the deposit liabilities and certain assets.
(3)  In conjunction with the acquisition of UPAC, First Bank repaid in full the outstanding senior and subordinated notes of UPAC, including accumulated accrued and unpaid interest, totaling $125.9 million.
(4)  Community Bank operated two banking offices, one in Pittsfield,  Illinois and one in Mount Sterling, Illinois.
     On June 16, 2006, First Bank sold the Mount Sterling,  Illinois banking office to Beardstown Savings,  s.b. At the time of the sale, the Mount Sterling  banking  office had assets of $2.7 million,  loans,  net of unearned discount,  of $2.4 million, and deposits of $3.7 million.  First Bank consolidated its existing banking office in Pittsfield with and into the acquired Pittsfield banking office.
(5)  The  Richardson,  Texas branch office of Dallas National Bank was acquired by First Bank through a purchase of certain assets and assumption of certain liabilities of the branch office. Total assets consisted primarily of cash received upon assumption of the deposit liabilities and certain assets.
(6)  The  Roodhouse,  Illinois  branch of Bank and Trust  Company was  acquired by First Bank through a purchase of certain assets and assumption of certain liabilities of the branch office. Total assets consisted primarily of cash received upon assumption of the deposit liabilities.
(7)  SBLS LLC, a Nevada-based limited liability company and subsidiary of First Bank,  purchased  substantially all of the assets and assumed  certain  liabilities of Small  Business Loan Source,  Inc., or SBLS. In conjunction with this  transaction,  on August 30, 2004,  First Bank granted to First  Capital  America,  Inc.,  or FCA, a corporation  owned by our  Chairman  and members of his  immediate  family,  an option to purchase  Membership
     Interests of SBLS LLC. FCA exercised this option on June 30, 2005 and paid First Bank $7.4 million in cash. As a result of this transaction, SBLS LLC became 51.0% owned by First Bank and 49.0% owned by FCA.
(8)  In  conjunction  with the  acquisition  of Continental  Mortgage  Corporation - Delaware,  or CMC, First Banks
     redeemed in full all of the outstanding  subordinated  promissory notes of CMC, including  accumulated accrued and unpaid interest, totaling $4.5 million in aggregate.

Despite the significant expenses we incurred in the amalgamation of the acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the increased net interest income resulting from the transition in the composition of our loan and deposit portfolios have contributed to improving net income. For the years ended December 31, 2006, 2005 and 2004, net income was $111.7 million, $96.9 million and $82.9 million, respectively. Additional information pertaining to our business and results of operations is included in the information set forth in pages 18 through 51 of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in pages 101 through 102 of "Note 20 to our Consolidated Financial Statements," and is incorporated herein by reference. Although we may encounter certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with certain acquisitions. Accordingly, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for further growth through acquisitions and expansionary de novo branch activities.

Pending Acquisitions. On November 7, 2006, we entered into an Agreement and Plan of Reorganization providing for the acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal Oaks). Royal Oaks was headquartered in Houston, Texas and operated five banking offices in the Houston area and was in the process of opening an additional de novo branch banking office, which is now scheduled to open in the second quarter of 2007. As further described in Note 25 to our Consolidated Financial Statements, we completed our acquisition of Royal Oaks on February 28, 2007.

De Novo Branch Offices. During the three years ended December 31, 2006, we opened the following five de novo branch offices:

         Branch Office Location                  Date Opened
         ----------------------                  -----------
            Farmington, Missouri              January 18, 2005
            San Diego, California              August 16, 2004
            McKinney, Texas                     July 19, 2004
            Wildwood, Missouri                February 20, 2004
            Houston, Texas                    February 9, 2004

Acquisition and Integration Costs. Certain costs associated with our acquisitions are accrued as of the respective consummation dates, including costs that we incur related to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates, and costs relating to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. A summary of the cumulative acquisition and integration costs attributable to our acquisitions, which were accrued as of the consummation dates of the respective acquisition, are summarized in Note 2 to our Consolidated Financial Statements. These acquisition and integration costs are reflected in accrued and other liabilities in our consolidated balance sheets. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on our consolidated statements of income. We also incur integration costs associated with our acquisitions that are expensed in our consolidated statements of income that relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Comparison of
Results of Operations for 2006 and 2005, and --Comparison of Results of Operations for 2005 and 2004."

Lending Activities. As further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Loans and Allowance for Loan Losses," our business development efforts are primarily focused on the origination of the following general loan types: commercial, financial and agricultural loans; real estate construction and land development loans; commercial real estate mortgage loans; and to a lesser extent, residential real estate mortgage loans. Our lending strategy emphasizes quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, most loans to borrowing entities other than individuals require the guarantee of the parent company or entity sponsor, or in the case of smaller entities, the personal guarantees of the principals. Our enhanced business development resources continue to assist in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management members of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in the portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans that were acquired in certain acquisitions through payments, refinancing with other financial institutions, charge-offs and, in certain instances, sales of loans. As the acquired loan portfolios decrease, we attempt to replenish them with higher yielding loans that are internally generated by our business development function. With our acquisitions, we have expanded our business development function into the newly acquired market areas. We also continued to grow through internal growth. Consequently, in spite of relatively large reductions in certain acquired portfolios, our aggregate loan portfolio, net of unearned discount, increased 41.7% from $5.41 billion at December 31, 2001, to $7.67 billion at December 31, 2006.

In addition to restructuring our loan portfolio, we also have experienced a change in the composition of our deposit base, through deposit development programs and the mix of deposits acquired through our recent acquisitions. A majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts. However, we have recently experienced increased time deposits, coupled with higher deposit rates paid on certain products, resulting from the highly competitive rate market. We have also expanded our development of multiple account relationships with individual customers by broadening our relationship with existing customers and the products provided to our customers. This growth is accomplished by cross-selling various products and services, packaging account types and offering incentives to deposit customers on other deposit or non-deposit services. The expansion of our small business market lending provides additional opportunities to cross sell other financial services such as investment, trust, insurance and traditional personal banking services to small business owners. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with us. Our time deposits have increased to $3.83 billion at December 31, 2006, representing 45.3% of total deposits, as compared to $3.15 billion, or 41.8% of total deposits, at December 31, 2005. Our demand and savings accounts have increased to $4.62 billion at December 31, 2006, representing 54.7% of total deposits, as compared to $4.39 billion, or 58.2% of total deposits, at December 31, 2005, reflecting our continued focus on
transactional   accounts  and  full  service  deposit   relationships  with  our
customers.

Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio, including lease financing, was $1.93 billion, or 25.2% of total loans, at December 31, 2006, compared to $1.62 billion, or 23.1% of total loans, at December 31, 2005. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers' ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank's geographic trade areas of California, Illinois, Missouri and Texas who are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.

Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $1.83 billion, or 23.9% of total loans, at
December 31, 2006, compared to $1.56 billion, or 22.3% of total loans, at December 31, 2005. Real estate construction and land development loans include commitments for construction of both residential and commercial properties.
Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the financing from the bank. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in recent acquisitions have been related to projects outside our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.

Commercial Real Estate. Our commercial real estate loan portfolio was $2.20 billion, or 28.7% of total loans, at December 31, 2006, compared to $2.11 billion, or 30.1% of total loans, at December 31, 2005. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner's occupancy. The underwriting of owner occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, hospitality, industrial and warehouse facilities and recreational properties. We rarely finance commercial real estate or rental properties that do not have lease commitments for a majority of the rentable space.

Residential Real Estate Mortgage. Our residential real estate mortgage loan portfolio was $1.27 billion, or 16.6% of total loans, at December 31, 2006, compared to $1.21 billion, or 17.3% of total loans, at December 31, 2005. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. Although we typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, from time-to-time, we retain certain residential mortgage loans in our loan portfolio as directed by management's business strategies. These strategies are reflected in the expansion of our one-to-four family residential real estate mortgage loans, excluding loans held for sale, since 2004, with a home equity product line campaign in mid-2004 and our business strategy decision in mid-2003 to retain a portion of our new loan production in our real estate mortgage portfolio to provide more diversification within our loan portfolio and to compensate for continued weak loan demand in other sectors of our loan portfolio at that time. In addition, in the third quarter of 2005, we began retaining additional mortgage loan production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products, which contributed to an increase in this portion of our loan portfolio and represented a strategy we employed throughout the first and second quarters of 2006 prior to reverting to our longer-term business strategy of selling the majority of our mortgage loan production in the secondary mortgage market.

Nonperforming Loans. Our nonperforming loans were $48.7 million, $97.2 million and $85.8 million at December 31, 2006, 2005 and 2004, respectively, representing 0.64%, 1.38% and 1.40%, respectively, of total loans, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Loans and Allowance for Loan Losses." These levels of nonperforming loans, particularly in 2004 and 2005, are higher than our historical averages which we attribute to our acquisitions, growth within our loan portfolio and increased commercial lending activities. During 2004 and 2005, our commercial real estate portfolio experienced increasing amounts of nonperforming loans, largely attributable to the problem loans acquired with our acquisition of CIB Bank in November 2004, as further discussed below. During 2004, 2005 and 2006, we also experienced increasing amounts of nonperforming loans within our real estate construction and development loan portfolio, reflective of current market conditions surrounding land acquisition and development loans, including slowdowns in unit sales.

Although the level of nonperforming loans associated with our acquisitions completed in 2006 and 2005 was not significant, the level of nonperforming loans associated with our acquisitions completed in 2004 was substantial. We had been experiencing higher levels of nonperforming loans during 2002 and 2003, primarily attributable to general economic conditions, additional problems identified in certain acquired loan portfolios and the continued deterioration of the portfolio of leases in our commercial leasing portfolio, particularly the segment related to the airline industry following the events of September 11, 2001. Throughout 2004, we had begun to exhibit a substantial improvement in the level of our nonperforming loans, primarily as a result of significant loan payoffs, the sale of a portion of our commercial leasing portfolio in mid-2004, the sale of certain acquired nonperforming loans, the strengthening of certain loans and our continued efforts to improve asset quality. However, we experienced a significant increase in the level of our nonperforming loans associated with our acquisition of CIB Bank in November 2004. As of the date of the acquisition, CIB Bank had $60.3 million of nonperforming loans, which represented approximately 8.8% of CIB Bank's total loan portfolio, largely attributable to a significant concentration in commercial real estate loans outstanding to a relatively small number of borrowers. When we analyzed the CIB Bank acquisition during our due diligence process prior to the acquisition, we determined the level of problem loans that we expected to acquire with this acquisition would, when combined with our existing portfolio of such loans, result in a level of problem loans that was unacceptable to management. Consequently, during the fourth quarter of 2004, we completed the sale of approximately $50.2 million of problem loans, including $19.1 million of nonperforming loans, which include loans on nonaccrual status and restructured loans. We had anticipated these problems in negotiating the acquisition price of CIB Bank. While CIB Bank had utilized a long-term workout strategy to address certain nonperforming assets, our strategy was to address problem assets in a more accelerated manner. Accordingly, we elected to hold for sale a portion of the problem assets acquired from CIB Bank. In December 2004, we transferred $18.3 million of CIB Bank's nonperforming loans to loans held for sale and recorded a corresponding charge of $5.4 million to our allowance for loan losses to reduce the loans held for sale to their estimated fair value, net of costs, that was expected to be realized at the time of the sale, resulting in $12.9 million of loans classified as held for sale at December 31, 2004, that were subsequently sold in early 2005, as further discussed below. Furthermore, we increased the allowance for loan losses by $15.7 million to reflect the additional reserves associated with the loans transferred to loans held for sale and the application of our loss factors to CIB Bank's loan portfolio risk ratings. This reflects our use of strategies for more rapid disposition and recovery of certain acquired classified and nonperforming assets. The level of nonperforming loans related to our CIB Bank acquisition declined to $50.5 million at December 31, 2004, representing 58.8% of our total nonperforming loans. As further described in Note 2 to our Consolidated Financial Statements, we completed the sale of the loans during the first and second quarters of 2005. As a result of loan payoffs prior to the sales and sales prices significantly in excess of the original third-party bid estimates for certain loans held for sale, we recorded a $10.0 million reduction in goodwill to adjust loans held for sale, net of the related tax effect.

During 2005, we experienced continued improvement in our portfolio of nonperforming loans through the first nine months of the year, however, further deterioration of certain acquired loans in the fourth quarter of 2005 contributed to an increase in nonperforming loans for 2005 and the decision to sell certain loans and transfer them to our loans held for sale portfolio. This increase was primarily associated with the deterioration of a few large credit relationships during the fourth quarter of 2005, including two relationships totaling $31.5 million. As a result, on December 31, 2005, we recognized $7.6 million of loan charge-offs in conjunction with the transfer of approximately $59.7 million of nonperforming loans to our held for sale portfolio (of which $6.0 million in charge-offs and $56.1 million of loans transferred were associated with the CIB Bank acquired portfolio). These loans included the two large credit relationships that had deteriorated during the fourth quarter of 2005 and one credit relationship of $12.4 million that was included in nonperforming loans at December 31, 2004 with a value of $14.5 million, all of which were acquired in the purchase of CIB Bank. The $59.7 million represented the estimated fair value, net of costs, that was expected to be realized at the time of sale. The overall increase in nonperforming loans in 2005 was partially offset by significant improvement of 21.0% in the level of nonperforming loans during the first three quarters of 2005 resulting from the sale of certain acquired nonperforming loans, strengthening of certain loans, and loan payoffs and/or external refinancing of various credits. A portion of the loan payoffs and sales during the first quarter of 2005 pertaining to certain acquired nonperforming loans that were classified as loans held for sale as of December 31, 2004 contributed to a reallocation of the purchase price on our acquisition of CIB Bank, as previously discussed and further described in Note 2 to our Consolidated Financial Statements. The level of nonperforming loans related to our CIB Bank acquisition, which had declined to $32.8 million at the end of the third quarter of 2005 from sales of loans and additional loan payoffs, increased to $55.0 million, or 56.6% of nonperforming loans, at December 31, 2005 as a result of the further deterioration of the few credit relationships in the fourth quarter of 2005, as previously mentioned. Through loan payoffs, the sale of certain remaining nonperforming loans and continued aggressive collection efforts, we did not have any nonperforming loans associated with our acquisition of CIB Bank at December 31, 2006, as further discussed below.

In January 2006, we received a payoff on one of the nonperforming loans in our held for sale portfolio, reducing the held for sale portfolio by $12.4 million and resulting in the recognition of a $5.0 million loan recovery. In addition, in March 2006, we completed the sale of a majority of the remaining nonaccrual loans in our held for sale portfolio, reducing the held for sale portfolio by $32.5 million, and in September 2006, we recorded a $1.1 million write-down on a remaining nonperforming loan in our held for sale portfolio and transferred the loan at its estimated fair value of $13.5 million back to our loan portfolio. We subsequently received a payoff on this nonperforming loan for the amount of the adjusted carrying value in December 2006. Furthermore, in the fourth quarter of 2006, we elected to sell certain nonperforming loans and recognized loan charge-offs of $2.3 million in conjunction with the transfer of $32.6 million of certain loans to our held for sale portfolio prior to their sale, including $14.8 million of nonperforming loans. We completed the sale of these loans held for sale in December 2006 and recognized a pre-tax gain of $3.7 million. These reductions in loans during 2006 were partially offset by deterioration within our one-to-four family residential loan portfolio primarily due to current market conditions, as well as several credit relationships, primarily within our residential development and construction portfolio in late 2006, that were placed on nonaccrual status during 2006.

We believe the levels of our nonperforming assets, while largely attributable to our acquisitions and the overall risk in our loan portfolio, are also reflective of cyclical trends experienced within the banking industry as a result of economic conditions within our market areas. During 2006, we successfully reduced our nonperforming loans by $48.5 million, or 49.9%, and we will continue our efforts to further reduce the overall level of these assets through an ongoing process of problem loan work-outs, loan payoffs and external refinancings, and possibly additional sales of certain nonperforming loans. Loans past due 90 days or more and still accruing interest remained relatively flat, totaling $5.7 million at December 31, 2006, compared to $5.6 million at December 31, 2005, but showed significant improvement during 2005, decreasing $23.1 million from $28.7 million at December 31, 2004. Loan charge-offs, net of recoveries, decreased to $6.8 million for 2006, from $13.4 million for 2005, and $24.8 million for 2004, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Loans and Allowance for Loan Losses."

SBLS LLC's purchase of substantially all of the assets of SBLS in August 2004 resulted in an increase to nonperforming loans of $8.8 million, which represented approximately 36.7% of SBLS's loan portfolio at the time of acquisition. SBLS LLC held a significant concentration of assets associated with the shrimping vessel industry, reflected in both loans and other repossessed assets. The shrimping vessel industry concentration and its depressed status were reflected in our net asset purchase price. SBLS LLC's asset concentration associated with the distressed shrimping vessels industry further deteriorated in 2005 due to higher interest rates, increased fuel costs, and the physical damage to several of the vessels by Hurricane Katrina. As a result, the SBA agreed to repurchase SBLS LLC's entire shrimping vessels portfolio, and these loans were placed in liquidation status resulting in the recognition of substantial loan losses in 2005. Throughout 2006, the majority of these loans have been fully liquidated via completion of the sale of the underlying collateral and/or the collection of insurance proceeds associated with vessels that were deemed to be irreparable. SBLS LLC's nonperforming loans have declined substantially since the date of acquisition to $1.6 million at December 31, 2006, from $1.8 million and $6.2 million at December 31, 2005 and 2004, respectively. SBLS LLC's net loan charge-offs were $256,000 for 2006, compared to $3.8 million in 2005 and $690,000 in 2004.

Market Areas. As of December 31, 2006, First Bank's 187 banking facilities were located in California, Illinois, Missouri and Texas. First Bank operates in the St. Louis metropolitan area, in eastern Missouri and throughout Illinois, including Chicago. First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; and in Texas in the Houston and Dallas metropolitan areas. Our larger networks of branch offices are located in high growth markets, specifically the Los Angeles, Chicago and St. Louis metropolitan areas.

The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2006:


                                                                           Total          Deposits        Number
                                                                         Deposits      as a Percentage      of
                               Geographic Area                         (in millions)  of Total Deposits  Locations
                               ---------------                         -------------  -----------------  ---------

Southern California..................................................    $ 2,128.9           25.2%          40
Northern Illinois....................................................      1,603.7           19.0           36
St. Louis, Missouri metropolitan area................................      1,530.3           18.1           31
Northern California..................................................      1,163.2           13.8           17
Central and southern Illinois........................................      1,080.8           12.8           34
Texas................................................................        514.1            6.1           15
Missouri (excluding the St. Louis metropolitan area).................        422.1            5.0           14
                                                                         ---------          -----          ---
Total deposits.......................................................    $ 8,443.1          100.0%         187
                                                                         =========          =====          ===

Competition and Branch Banking. The activities in which First Bank engages are highly competitive. Those activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large regional or national holding companies, and other financial services companies. Financial institutions compete based upon interest rates offered on deposit accounts and other credit and service charges, the types of products and quality of services rendered, the convenience of branch facilities, interest rates charged on loans and, in the case of loans to large commercial borrowers, relative lending limits.

Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, finance companies, including insurance premium financing companies, trust companies, insurance brokerage companies, credit unions, mortgage companies, leasing companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms and financial holding companies. Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors have advantages over us in providing certain services. We also compete with major multi-bank holding companies, which are significantly larger than us and have greater access to capital and other resources.

We believe we will also continue to face competition in the acquisition of independent banks, savings banks, branch offices and other financial companies. We often compete with larger financial institutions that have substantially greater resources available for making acquisitions.

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $135.0 million at December 31, 2006, unless prior permission of the regulatory authorities is obtained.

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

The Sarbanes-Oxley Act. In July 2002, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, was enacted. Sarbanes-Oxley imposes a myriad of corporate governance and accounting measures designed to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under securities laws. All public companies that file periodic reports with the Securities and Exchange Commission, or SEC, are affected by Sarbanes-Oxley.

Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee's authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue a report on management's attestation on internal control over financial reporting. However, because we are a non-accelerated filer, this provision of Sarbanes-Oxley will not become effective for us until the fiscal year ended December 31, 2007.

Sarbanes-Oxley has and is expected to continue to increase the administrative costs of doing business for public companies; however, we cannot predict the significance of such increase.

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

First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in regional banks within those systems. First Bank was in compliance with these requirements at December 31, 2006, with investments of $10.3 million in stock of the Federal Home Loan Bank of Des Moines and $24.9 million in stock of the Federal Reserve Bank of St. Louis. First Bank also holds an investment of $784,000 in stock of the Federal Home Loan Bank of San Francisco and $54,000 in stock of the Federal

Home Loan Bank of Dallas, as a nonmember, to collateralize certain Federal Home Loan Bank advances assumed in conjunction with certain acquisition transactions.

Monetary Policy and Economic Control. The commercial banking business is affected by legislation, regulatory policies and general economic conditions as well as the monetary policies of the Federal Reserve. The instruments of monetary policy available to the Federal Reserve include the following: (i) changes in the discount rate on member bank borrowings and the targeted federal funds rate; (ii) the availability of credit at the discount window; (iii) open market operations; (iv) the imposition of changes in reserve requirements against deposits of domestic banks; (v) the imposition of changes in reserve requirements against deposits and assets of foreign branches; and (vi) the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates.

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

Employees

As of March 28, 2007, we employed approximately 2,930 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Geographic distance between our operations increases operating costs and makes efforts to standardize operations more difficult. We operate banking offices in California, Illinois, Missouri and Texas. The noncontiguous nature of many of our geographic markets increases operating costs and makes it more difficult for us to standardize our business practices and procedures. As a result of our geographic dispersion, we face the following challenges, among others: (a) operation of information technology and item processing functions at remote locations including the transportation of documents and increased communications line charges from various service providers; (b) control of correspondent accounts, reserve balances and wire transfers in different time zones; (c) familiarizing personnel with our business environment, banking practices and customer requirements at geographically dispersed locations; (d) providing administrative support, including accounting, human resources, credit administration, loan servicing, internal audit and credit review at significant distances; and (e) establishing and monitoring compliance with our corporate policies and procedures in different areas.

Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. Our expanded level of commercial real estate and construction and development lending may carry with it greater credit risk than the credit risk associated with residential real estate lending. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $2.20 billion and $1.83 billion, respectively, at December 31, 2006, representing 29.6% and 24.6%, respectively, of our loan portfolio, excluding loans held for sale. As previously discussed under "Business --Lending Activities," during 2004 and 2005, we experienced increasing amounts of nonperforming loans within our commercial real estate portfolio, largely attributable to the problem loans acquired with our acquisition of CIB Bank in November 2004, and we have taken steps to significantly reduce the level of nonperforming loans during 2005 and 2006. During 2006, we experienced increasing amounts of nonperforming loans within our real estate construction and development loan portfolios, reflective of current market conditions surrounding land acquisition and development loans, including slowdowns in unit sales. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio, as further discussed under "Business --Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations --Loans and Allowance for Loan Losses." The Department of the Treasury, Federal Reserve and FDIC collectively issued guidance entitled, "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices," that focuses on financial institutions that have high and increasing concentrations of commercial real estate loans on their balance sheets that make them more vulnerable to cyclical commercial real estate markets, and is intended to reinforce the institution's risk management practices and appropriate capital levels associated with these concentrations.

Decreases in interest rates could have a negative impact on our profitability. Our earnings are principally dependent on our ability to generate net interest income. Net interest income is affected by many factors that are partly or completely beyond our control, including competition, general economic conditions and the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Under our current interest rate risk position, our net interest income could be negatively affected by a decline in interest rates, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Interest Rate Risk Management."

Our interest rate risk hedging activities may not effectively reduce volatility in earnings. To offset the risks associated with the effects of changes in market interest rates, we periodically enter into transactions designed to hedge our interest rate risk. The accounting for such hedging activities under U.S. generally accepted accounting principles requires our hedging instruments to be recorded at fair value. The effect of certain of our hedging strategies may result in volatility in our quarterly and annual earnings as interest rates change or as the volatility in the underlying derivatives markets increases or decreases. The volatility in earnings is primarily a result of marking to market certain of our hedging instruments and/or modifying our overall hedge position, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Interest Rate Risk Management."

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

We may not be able to implement technological change as effectively as our competitors. The financial services industry has in the past and continues to undergo rapid technological change related to delivery and availability of products and services and operating efficiencies. In many instances technological improvements require significant capital expenditures, and many of our larger competitors have significantly greater resources to absorb such capital expenditures than we may have available.

We operate in a highly regulated environment. Recently enacted, proposed and future legislation and regulations may increase our cost of doing business. We and our subsidiaries are subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had and are expected to continue to have a significant impact on the financial services industry. Some of the legislative and regulatory changes, including the Sarbanes-Oxley Act and the USA Patriot Act, have and are expected to continue to increase our costs of doing business, particularly personnel and technology expenses necessary to maintain compliance with the expanded regulatory requirements. Additionally, the legislative and regulatory changes could reduce our ability to compete in certain markets, as further discussed under "Business -- Supervision and Regulation."

Item 1B.  Unresolved Staff Comments

We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, nor are we a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Consequently, Item 1B is not applicable to us.

Item 2.  Properties

We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 1,791 square feet is currently leased to others. Of our other 186 offices and four operations and administrative facilities at December 31, 2006, 105 are located in buildings that we own and 85 are located in buildings that we lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.




                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. There is no established public trading market for our common stock. Various trusts, which were established by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, own all of our voting stock.

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


                                                                As of or For the Year Ended December 31, (1)
                                                       ------------------------------------------------------------
                                                           2006         2005        2004         2003        2002
                                                           ----         ----        ----         ----        ----
                                                     (dollars expressed in thousands, except share and per share data)

Income Statement Data:
    Interest income................................... $   646,304     493,940     394,782      391,153     425,721
    Interest expense..................................     261,862     168,259      94,767      104,026     157,551
                                                       -----------   ---------   ---------    ---------   ---------
      Net interest income.............................     384,442     325,681     300,015      287,127     268,170
    Provision for loan losses.........................      12,000      (4,000)     25,750       49,000      55,500
                                                       -----------   ---------   ---------    ---------   ---------
      Net interest income after provision for
        loan losses...................................     372,442     329,681     274,265      238,127     212,670
    Noninterest income................................     112,943      96,085      87,199       87,519      67,649
    Noninterest expense...............................     319,216     277,638     233,218      226,880     210,950
                                                       -----------   ---------   ---------    ---------   ---------
      Income before provision for income taxes and
        minority interest in (loss) income of
        subsidiary....................................     166,169     148,128     128,246       98,766      69,369
    Provision for income taxes........................      55,062      52,509      45,338       35,955      22,771
                                                       -----------   ---------   ---------    ---------   ---------
      Income before minority interest in (loss)
        income of subsidiary..........................     111,107      95,619      82,908       62,811      46,598
    Minority interest in (loss) income of subsidiary..        (587)     (1,287)         --           --       1,431
                                                       -----------   ---------   ---------    ---------   ---------
      Net income...................................... $   111,694      96,906      82,908       62,811      45,167
                                                       ===========   =========   =========    =========   =========

Dividends:
    Preferred stock................................... $       786         786         786          786         786
    Common stock......................................          --          --          --           --          --
    Ratio of total dividends declared to net income...        0.70%       0.81%       0.95%        1.25%       1.74%

Per Share Data:
    Earnings per common share:
       Basic.......................................... $  4,687.38    4,062.36    3,470.80     2,621.39    1,875.69
       Diluted........................................    4,630.72    4,007.46    3,421.58     2,588.31    1,853.64
    Weighted average shares of common stock
       outstanding....................................      23,661      23,661      23,661       23,661      23,661

Balance Sheet Data:
    Investment securities............................. $ 1,464,946   1,340,783   1,813,349    1,049,714   1,145,670
    Loans, net of unearned discount...................   7,666,481   7,020,771   6,137,968    5,328,075   5,432,588
    Total assets......................................  10,158,714   9,170,333   8,732,841    7,106,940   7,351,177
    Total deposits....................................   8,443,086   7,541,831   7,151,970    5,961,615   6,172,820
    Notes payable.....................................      65,000     100,000      15,000       17,000       7,000
    Subordinated debentures...........................     297,966     215,461     273,300      209,320     278,389
    Common stockholders' equity.......................     787,372     665,875     587,830      536,752     505,978
    Total stockholders' equity........................     800,435     678,938     600,893      549,815     519,041

Earnings Ratios:
    Return on average assets..........................        1.16%       1.10%       1.10%        0.87%       0.64%
    Return on average stockholders' equity............       15.26       15.11       14.44        11.68        9.44
    Efficiency ratio (2)..............................       64.18       65.83       60.23        60.56       62.82
    Net interest margin (3)...........................        4.36        4.01        4.36         4.45        4.23

Asset Quality Ratios:
    Allowance for loan losses to loans................        1.90        1.93        2.46         2.19        1.83
    Nonperforming loans to loans (4)..................        0.64        1.38        1.40         1.41        1.38
    Allowance for loan losses to nonperforming
      loans (4).......................................      299.05      139.23      175.65       154.52      132.29
    Nonperforming assets to loans and
      other real estate (5)...........................        0.72        1.41        1.46         1.62        1.52
    Net loan charge-offs to average loans.............        0.09        0.21        0.45         0.61        1.01

Capital Ratios:
    Average total stockholders' equity to
      average total assets............................        7.61        7.28        7.61         7.48        6.78
    Total risk-based capital ratio....................       10.25       10.14       10.61        10.27       10.68
    Leverage ratio....................................        8.13        8.13        7.89         7.62        6.45
---------------------------------
(1) The  comparability  of the selected data presented is affected by the  acquisitions  of 12 banks,  an insurance brokerage agency, an insurance premium financing company, a loan origination  business and seven branch offices during the five-year period ended December 31, 2006.  The selected  data  includes  the financial  position and results  of  operations  of  each  acquired entity  only for  the  periods subsequent to its respective date of acquisition.
(2) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3) Net interest rate margin is the ratio of net interest income  (expressed on a tax-equivalent  basis) to average interest-earning  assets.
(4) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(5) Nonperforming assets consist of nonperforming loans and other real estate.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with our "Selected Financial Data," our Consolidated Financial Statements and the related notes thereto, and the other financial data appearing elsewhere in this report. This discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Various factors may cause our actual results to differ materially from those contemplated by the forward-looking statements herein. We do not have a duty to and will not update these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating
forward-looking   statements   and   should   not  place   undue   reliance   on
forward-looking   statements.   See  "Special  Note  Regarding   Forward-Looking
Statements" appearing at the beginning of this report and "Item 1A - Risk Factors," appearing elsewhere in this report.

RESULTS OF OPERATIONS

Overview

Net income was $111.7 million, $96.9 million and $82.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our return on average assets and our return on average stockholders' equity were 1.16% and 15.26%, respectively, for the year ended December 31, 2006, compared to 1.10% and 15.11%, respectively, for 2005, and 1.10% and 14.44%, respectively, for 2004. Our financial results for 2006 represented record earnings for us, both for the year and for the fourth quarter of 2006, and resulted in our achievement of surpassing the $100.0 million earnings milestone.

Our record earnings in 2006 were driven by an 18.0% increase in net interest income and a 17.5% increase in noninterest income. Our average interest-earning assets increased 8.7% and, coupled with higher prevailing interest rates, contributed to a $58.8 million increase in net interest income and improvement in our net interest margin, which increased 35 basis points to 4.36% for 2006, from 4.01% for 2005. Noninterest income increased to $112.9 million in 2006, from $96.1 million in 2005. The increases in net interest income and noninterest income were partially offset by an increase in our provision for loan losses and higher levels of noninterest expense. Noninterest expense increased 15.0% to $319.2 million in 2006, from $277.6 million in 2005. The increased expenses are commensurate with significant expansion of our branch office network and employee base in several key markets resulting from our acquisitions of other financial institutions in 2005 and 2006, and the acquisition of an insurance premium financing company and an insurance brokerage agency in 2006. Our aggressive and diligent efforts to improve asset quality resulted in a 44.4% reduction in nonperforming assets during 2006. The increase in net income for 2005 was primarily attributable to a significant reduction in our provision for loan losses, as further discussed below, and increased net interest income resulting from net interest-earning assets provided by our acquisitions, higher yields earned on those assets and internal loan growth. However, our net interest income was adversely affected by a decline in earnings on interest rate swap agreements associated with our interest rate risk management program, primarily resulting from increasing prevailing interest rates and the maturity and termination of certain interest rate swap agreements, as further discussed under "--Interest Rate Risk Management."

We recorded a provision for loan losses of $12.0 million for the year ended December 31, 2006, compared to a negative provision for loan losses of $4.0 million for the year ended December 31, 2005, and a provision for loan losses of $25.8 million for the year ended December 31, 2004. We attribute the increase in our provision for loan losses in 2006 primarily to loan portfolio growth, both external and organic, coupled with the deterioration of certain large credit relationships primarily associated with the real estate sector of our loan portfolio, including our one-to-four family residential loan portfolio. The decrease in our provision for loan losses in 2005 was commensurate with the decreasing credit risk that existed in our loan portfolio at that time. While we had recorded a negative provision for loan losses of $8.0 million for the first nine months of 2005, reflecting a 21.0% improvement in nonperforming loans during this period from the sale of certain acquired nonperforming loans, the strengthening of certain loans, loan payoffs and/or external refinancing of various credits, and a significant reduction in net loan charge-offs, the level of nonperforming loans increased during the fourth quarter of 2005 as a result of further deterioration of a small number of large credit relationships, which resulted in a fourth quarter provision for loan losses of $4.0 million. We continue to closely monitor the level of our nonperforming assets in accordance with our credit risk guidelines and focus on methods to improve our management of these assets based on changing economic conditions throughout our market areas.

Financial Condition and Average Balances

Our average total assets were $9.61 billion for the year ended December 31, 2006, compared to $8.81 billion and $7.54 billion for the years ended December 31, 2005 and 2004, respectively, reflecting increases of $797.7 million and $1.27 billion, respectively. Our total assets reached a record high of $10.16 billion at December 31, 2006, compared to $9.17 billion and $8.73 billion at December 31, 2005 and 2004, respectively, representing increases of $988.4 million and $437.5 million, respectively. We attribute the increase in our total assets in 2006 and 2005 to a combination of organic growth and growth through acquisitions in our target markets completed during the past three years, including our acquisition of CIB Bank in late 2004, which provided assets of $1.20 billion. Our acquisitions completed in 2004, 2005 and 2006 provided total assets at the time of the transactions of $1.38 billion, $280.3 million and $794.3 million, in aggregate, respectively, as well as the related intangible assets associated with these transactions. As previously mentioned, our acquisitions completed in 2006 included the acquisition of two financial service companies, an insurance premium financing company and an insurance brokerage company, thereby providing our business with new opportunities, and expanding the broad array of products and services available to our customers.

Our interest-earning assets averaged $8.86 billion for the year ended December 31, 2006, compared to $8.15 billion and $6.91 billion for the years ended December 31, 2005 and 2004, respectively, while our interest-bearing liabilities averaged $7.50 billion for the year ended December 31, 2006, compared to $6.82 billion and $5.78 billion for the years ended December 31, 2005 and 2004, respectively. We used funds from the growth of average deposits of $809.9 million and maturities of investment securities to fund internal loan growth and to reinvest in higher-yielding investment securities in 2006. We issued additional subordinated debentures, as further described below, which we primarily used to fund our bank acquisitions in 2006 and to refinance existing, higher-cost subordinated debentures on their optional call date at the end of the year. Our average other borrowings declined $191.2 million as a result of a reduction of certain term repurchase agreements utilized in conjunction with our interest rate risk management program. The increase in our average assets for 2005 was primarily funded by an increase in average deposits of $1.04 billion; an increase in average other borrowings of $85.7 million, an increase in notes payable of $33.2 million; and an increase in average subordinated debentures of $38.8 million. Funds available from maturities and sales of investment securities during 2005 were primarily used to fund loan growth, and a portion of the remaining funds available from maturities of investment securities were reinvested in higher-yielding available-for-sale investment securities.

Average loans, net of unearned discount, were $7.47 billion, $6.44 billion and $5.51 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Our acquisitions completed during 2005 and 2006 provided total loans, net of unearned discount, of $209.6 million and $545.1 million, respectively. Internal loan growth of $584.2 million for 2006 reflects: a $234.1 million increase in our real estate construction and development portfolio; and a $289.8 million increase in our real estate mortgage portfolio resulting from management's business decision to retain certain residential mortgage loan production in our residential real estate mortgage portfolio during the first half of 2006, partially offset by the securitization of $138.9 million of certain residential mortgage loans in early 2006 which shifted these assets to available-for-sale investment securities; and the transfer of approximately $130.0 million of certain loans to our held for sale portfolio, which were subsequently sold in 2006 in conjunction with sales of existing loans originated and held for sale. Internal loan growth for 2006 also resulted from a $120.4 million increase in our loans held for sale portfolio, reflecting: (a) the timing of loan originations and subsequent sales of residential mortgage loans in the secondary mortgage market; partially offset by (b) the sale of certain nonperforming loans that were transferred to our held for sale portfolio on December 31, 2005, (c) the transfer and subsequent sale of certain performing and nonperforming loans in the fourth quarter of 2006; and (d) the payoff of two significant nonperforming loans, totaling $27.3 million in aggregate, that were included in our held for sale portfolio at December 31, 2005, as further discussed under "--Loans and Allowance for Loan Losses." Internal loan growth of $687.5 million for 2005 was primarily generated from a $286.8 million increase in our real estate mortgage portfolio resulting from management's business decision to retain additional mortgage loan product production in our residential real estate mortgage portfolio, and a home equity product line campaign that we held in mid-2004; a $241.9 million increase in our real estate construction and development portfolio; and a $194.8 million increase in our loans held for sale portfolio, including approximately $59.7 million of nonperforming loans that were transferred to the loans held for sale portfolio at December 31, 2005, as further discussed under "--Loans and Allowance for Loan Losses." This increase was partially offset by reductions in a portion of our nonperforming loan portfolio due to the sale of certain nonperforming loans in early 2005, loan payoffs and/or external refinancing of various credits.

Investment securities averaged $1.27 billion, $1.64 billion and $1.28 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Funds available from maturities of investment securities, deposit growth and excess short-term investments were utilized to fund internal loan growth during the majority of 2006, and the remaining funds were reinvested in higher-yielding investment securities. These securities purchases primarily occurred late in 2006 and resulted from funds available from deposit growth in excess of loan demand. The sale of available-for-sale investment securities associated with the termination of $200.0 million of term repurchase agreements in the first half of 2006 was partially offset by an increase in the securities portfolio due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio, an increase in our trading securities portfolio of $77.8 million, and the addition of $37.3 million of securities obtained with our bank acquisitions completed in 2006. We attribute the increase in 2005 primarily to our 2004 and 2005 acquisitions, which provided investment securities, in aggregate, of $438.0 million and $20.1 million, respectively. Funds available from maturities of investment securities, deposit growth and an increase in our other borrowings were used to fund loan growth and for the reinvestment in additional higher-yielding available-for-sale investment securities. Throughout 2005, short-tem investments were utilized to fund an anticipated level of attrition associated with our acquisitions, primarily time deposits acquired with CIB Bank. Average short-term investments declined $49.1 million to $70.3 million for the year ended December 31, 2005, from $119.4 million in 2004.

Nonearning assets averaged $754.7 million, $662.4 million and $633.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 are largely attributable to our acquisitions completed in 2005 and 2006, which increased our capital expenditures, thus contributing to an overall increase in bank premises and equipment, partially offset by continued related depreciation and amortization, and an increase in intangible assets recognized in conjunction with the acquisitions. Aggregate intangible assets recorded in conjunction with our acquisitions completed in 2005 and 2006, including goodwill, core deposit intangibles associated with our bank and branch acquisitions, and the customer list intangibles associated with our purchases of Adrian Baker and UPAC, were $25.8 million and $110.7 million, respectively. Our derivative financial instruments averaged ($4.0) million, ($3.1) million and $25.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. This reflects a decline in the fair value of certain derivative financial instruments and the maturity and/or termination of certain of our interest rate swap agreements during 2005 and 2006, as further discussed under "--Interest Rate Risk Management" and in Note 5 to our Consolidated Financial Statements. In addition, purchases of land, bank premises and equipment for future de novo branch offices further contributed to the overall increases in nonearning assets during these periods.

We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $8.01 billion, $7.20 billion and $6.17 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Our year-end deposits were $8.44 billion, $7.54 billion and $7.15 billion at December 31, 2006, 2005 and 2004, respectively, reflecting increases of $901.3 million for 2006 and $389.9 million for 2005. The increases in 2006 and 2005 were primarily attributable to organic growth stemming from our deposit development programs throughout the periods, including enhanced product and service offerings coupled with marketing campaigns, in addition to our acquisitions of banks and/or branches in our target markets that were completed in 2005 and 2006, which provided aggregate deposits of $238.1 million and $475.6 million, respectively, at the time of their acquisition. The change in the composition of our deposit mix reflects continued efforts to expand our existing customer relationships by increasing the number and types of products provided, efforts to increase transactional accounts, such as savings and demand accounts through our deposit development campaigns, coupled with trends toward increased time deposits and higher deposit rates paid on certain products resulting from the highly competitive rate market environment. Average time deposits were $3.63 billion, $2.91 billion and $2.04 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Average demand and savings deposits were $4.38 billion, $4.30 billion and $4.13 billion for the years ended December 31, 2006, 2005 and 2004, respectively. The overall growth in deposits was partially offset by an anticipated level of attrition associated with our recent acquisitions, particularly savings and time deposits acquired from CIB Bank, including brokered and internet deposits, and continued aggressive competition within our market areas.

Other borrowings averaged $380.5 million, $571.7 million and $486.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in the average balances for 2006 reflects the termination of $150.0 million and $50.0 million of term repurchase agreements in the first and second quarters of 2006, respectively, partially offset by a $100.0 million term repurchase agreement entered into in the third quarter of 2006, as further described in
Note 5 and Note 10 to our Consolidated Financial Statements. We also attribute the decrease to the prepayment of $35.3 million of Federal Home Loan Bank, or FHLB, advances that were assumed with certain bank acquisitions, and a decrease in daily repurchase agreements, principally in connection with the cash management activities of our commercial deposit customers. The increase in the average balances for 2005 reflects $250.0 million of term repurchase agreements that we entered into in conjunction with our interest rate risk management program during 2004, partially offset by the termination of $50.0 million of term repurchase agreements in the fourth quarter of 2005. The increase in average balances for 2005 also reflects an increase in daily repurchase agreements, as well as an increase in average FHLB advances, primarily associated with our bank acquisitions, to $44.2 million for 2005, compared to $21.0 million for 2004.

Our notes payable averaged $88.8 million, $36.8 million and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 were attributable to the addition of a term loan in conjunction with the restructuring of our overall financing arrangement in 2005. In conjunction with our Amended and Restated Secured Credit Agreement that we entered into in August 2005 to restructure our overall financing arrangement, we borrowed $80.0 million on the term loan in August 2005 and borrowed the remaining $20.0 million on the term loan in November 2005. The proceeds of the term loan were used to fund our acquisition of International Bank of California, or IBOC, and to partially fund the repayment of our 10.24% subordinated debentures issued to First Preferred Capital Trust II, or FPCT II, in September 2005, as further discussed below. As further described in Note 11 to our Consolidated Financial Statements, on August 10, 2006, we entered into an amendment to our Amended and Restated Secured Credit Agreement and reduced certain components of our financing arrangement, including the overall pricing structure. We subsequently repaid $35.0 million of the term loan during 2006, reducing the balance to $65.0 million at December 31, 2006, from $100.0 million at December 31, 2005. Furthermore, during 2005, we repaid in full the $15.0 million outstanding advance drawn under our revolving credit line in 2004 to partially fund our acquisition of CIB Bank.

Subordinated debentures issued to our affiliated statutory and business trusts averaged $281.5 million, $259.2 million and $220.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, we issued a total of $139.2 million of variable rate subordinated debentures in private placements through four newly-formed statutory trusts: specifically, $41.2 million issued to First Bank Statutory Trust IV on March 1, 2006; $20.6 million issued to First Bank Statutory Trust V on April 28, 2006; $25.8 million issued to First Bank Statutory Trust VI on June 16, 2006; and $51.5 million issued to First Bank Statutory Trust VII on December 14, 2006. On December 31, 2006, we repaid in full $56.9 million of 9.0% fixed rate subordinated debentures, as further described in Note 12 to our Consolidated Financial Statements. The increase in 2005 reflects our issuance of $61.9 million of variable rate subordinated debentures late in 2004, specifically, $20.6 million issued to First Bank Statutory Trust II in September 2004 and $41.2 million issued to First Bank Statutory Trust III in November 2004, partially offset by the repayment in full of $59.3 million of 10.24% subordinated debentures on September 30, 2005 that were issued to FPCT II, as further described in Note 12 to our Consolidated Financial Statements. The repayment of these subordinated debentures was funded by the term loan.

Stockholders' equity averaged $731.9 million, $641.5 million and $574.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase for 2006 reflects net income of $111.7 million, a $6.8 million increase in accumulated other comprehensive income, which was comprised of $4.9 million associated with the change in our unrealized gains and losses on available-for-sale investment securities and $1.9 million associated with the change in the fair value of our derivative financial instruments, partially offset by dividends paid on our Class A and Class B preferred stock. We primarily attribute the increase for 2005 to net income of $96.9 million, partially offset by dividends paid on our Class A and Class B preferred stock, and an $18.1 million decrease in accumulated other comprehensive income, which was comprised of $13.8 million associated with the change in our unrealized gains and losses on available-for-sale investment securities and $4.3 million associated with the change in the fair value of our derivative financial instruments. These decreases were reflective of changes in prevailing interest rates, a decline in the fair value of our derivative financial instruments, and the maturity of certain interest rate swap agreements designated as cash flow hedges during 2005, as further discussed under "--Interest Rate Risk Management" and in Note 5 to our Consolidated Financial Statements.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the periods presented.

                                                                   Years Ended December 31,
                                   ------------------------------------------------------------------------------------------
                                              2006                           2005                            2004
                                   ---------------------------   ------------------------------   ---------------------------
                                               Interest                        Interest                       Interest
                                     Average   Income/  Yield/     Average     Income/   Yield/     Average   Income/  Yield/
                                     Balance   Expense   Rate      Balance     Expense    Rate      Balance   Expense   Rate
                                     -------   -------   ----      -------     -------    ----      -------   -------   ----
                                                               (dollars expressed in thousands)

                   ASSETS
                   ------

Interest-earning assets:
  Loans: (1)(2)(3)
    Taxable....................... $7,451,016  580,448   7.79%   $6,422,341    423,361   6.59%    $5,493,867  340,660   6.20%
    Tax-exempt (4)................     21,073    1,623   7.70        14,629      1,129   7.72         15,187    1,260   8.30
  Investment securities:
    Taxable.......................  1,220,785   57,017   4.67     1,599,161     65,895   4.12      1,245,226   50,170   4.03
    Tax-exempt (4)................     47,946    2,885   6.02        45,626      2,675   5.86         37,775    2,292   6.07
  Short-term investments..........    116,630    5,909   5.07        70,251      2,211   3.15        119,370    1,643   1.38
                                   ----------  -------           ----------    -------            ----------  -------
      Total interest-earning
         assets...................  8,857,450  647,882   7.31     8,152,008    495,271   6.08      6,911,425  396,025   5.73
                                               -------                         -------                        -------
Nonearning assets.................    754,678                       662,396                          633,154
                                   ----------                    ----------                       ----------
      Total assets................ $9,612,128                    $8,814,404                       $7,544,579
                                   ==========                    ==========                       ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand
      deposits.................... $  962,956    8,147   0.85%   $  905,613      4,398   0.49%    $  856,765    3,472   0.41%
    Savings deposits..............  2,152,419   53,297   2.48     2,135,156     29,592   1.39      2,175,425   20,128   0.93
    Time deposits (3).............  3,631,516  155,252   4.28     2,906,601     93,167   3.21      2,036,323   49,467   2.43
                                   ----------  -------           ----------    -------            ----------  -------
      Total interest-bearing
         deposits.................  6,746,891  216,696   3.21     5,947,370    127,157   2.14      5,068,513   73,067   1.44
  Other borrowings................    380,546   16,803   4.42       571,717     18,240   3.19        485,994    6,102   1.26
  Notes payable (5)...............     88,843    5,530   6.22        36,849      2,305   6.26          3,657      506  13.84
  Subordinated debentures (3).....    281,500   22,833   8.11       259,214     20,557   7.93        220,428   15,092   6.85
                                   ----------  -------           ----------    -------            ----------  -------
      Total interest-bearing
         liabilities..............  7,497,780  261,862   3.49     6,815,150    168,259   2.47      5,778,592   94,767   1.64
                                               -------                         -------                        -------
Noninterest-bearing liabilities:
  Demand deposits.................  1,267,681                     1,257,277                        1,100,072
  Other liabilities...............    114,735                       100,462                           91,660
                                   ----------                    ----------                       ----------
      Total liabilities...........  8,880,196                     8,172,889                        6,970,324
Stockholders' equity..............    731,932                       641,515                          574,255
                                   ----------                    ----------                       ----------
      Total liabilities and
         stockholders' equity..... $9,612,128                    $8,814,404                       $7,544,579
                                   ==========                    ==========                       ==========
Net interest income...............             386,020                         327,012                        301,258
                                               =======                         =======                        =======
Interest rate spread..............                       3.82                            3.61                           4.09
Net interest margin (6)...........                       4.36%                           4.01%                          4.36%
                                                         ====                            ====                           ====
------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effects of interest rate swap agreements.
(4) Information  is  presented  on  a tax-equivalent  basis  assuming  a  tax rate  of 35%.  The tax-equivalent  adjustments  were approximately $1.6 million, $1.3 million and $1.2 million for the years ended December 31, 2006, 2005  and 2004, respectively.
(5) Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 6.11%, 4.93% and 2.87% for the years ended December 31, 2006, 2005 and 2004, respectively.
(6) Net interest  margin is  the ratio  of net  interest income (expressed  on a tax-equivalent basis) to average interest-earning assets.

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

                                                          Increase (Decrease) Attributable to Change in:
                                             ---------------------------------------------------------------------
                                                December 31, 2006 Compared           December 31, 2005 Compared
                                                   to December 31, 2005                 to December 31, 2004
                                             --------------------------------     --------------------------------
                                                                         Net                                  Net
                                              Volume        Rate       Change      Volume       Rate        Change
                                              ------        ----       ------      ------       ----        ------
                                                                (dollars expressed in thousands)

Interest earned on:
    Loans: (1)(2)(3)
       Taxable.............................  $ 73,513      83,574     157,087      60,269      22,432       82,701
       Tax-exempt (4)......................       497          (3)        494         (45)        (86)        (131)
    Investment securities:
       Taxable.............................   (16,922)      8,044      (8,878)     14,579       1,146       15,725
       Tax-exempt (4)......................       137          73         210         464         (81)         383
    Short-term investments.................     1,923       1,775       3,698        (888)      1,456          568
                                             --------     -------     -------     -------     -------      -------
           Total interest income...........    59,148      93,463     152,611      74,379      24,867       99,246
                                             --------     -------     -------     -------     -------      -------
Interest paid on:
    Interest-bearing demand deposits.......       297       3,452       3,749         209         717          926
    Savings deposits.......................       242      23,463      23,705        (381)      9,845        9,464
    Time deposits (3)......................    26,572      35,513      62,085      24,956      18,744       43,700
    Other borrowings.......................    (7,199)      5,762      (1,437)      1,253      10,885       12,138
    Notes payable (5)......................     3,240         (15)      3,225       2,219        (420)       1,799
    Subordinated debentures (3)............     1,801         475       2,276       2,882       2,583        5,465
                                             --------     -------     -------     -------     -------      -------
           Total interest expense..........    24,953      68,650      93,603      31,138      42,354       73,492
                                             --------     -------     -------     -------     -------      -------
           Net interest income.............  $ 34,195      24,813      59,008      43,241     (17,487)      25,754
                                             ========     =======     =======     =======     =======      =======
-------------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effect of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5) Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Net Interest Income

The primary source of our income is net interest income. Net interest income (expressed on a tax-equivalent basis) increased to $386.0 million for the year ended December 31, 2006, from $327.0 million and $301.3 million for the years ended December 31, 2005 and 2004, respectively. Our net interest margin was 4.36% for the year ended December 31, 2006, compared to 4.01% and 4.36% for the years ended December 31, 2005 and 2004, respectively. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the increase in net interest income in 2006 to an 8.7% increase in our average interest-earning assets stemming from internal growth and growth through acquisitions of banks and other financial service companies, combined with higher yields on those assets commensurate with the prevailing interest rates in our markets. The increase in average interest-earning assets reflects increases in average loans and average short-term investments, and the transfer of funding from lower-yielding investment securities to higher-yielding loans. The increase in our interest income was partially offset by increased interest expense related to increasing deposit balances along with a continued redistribution of deposit balances toward higher-yielding products and higher interest rates paid on those deposits, as well as increased interest expense paid on the overall levels of our other borrowings and subordinated debentures. Our overall borrowing levels reflect the reduction in the use of higher cost funding sources, such as term repurchase agreements and FHLB advances. Our average notes payable increased $52.0 million as a result of the term loan advances we borrowed in August 2005 and November 2005. Our average subordinated debentures, which support acquisitions and are also utilized for other corporate purposes, increased $22.3 million as a result of our issuance of $139.2 million of variable rate subordinated debentures through four newly-formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006. In addition, our net interest income was adversely affected by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, as further discussed below.

We primarily credit the increase in net interest income in 2005 to interest-earning assets provided by our acquisitions completed in 2004 and 2005, internal loan growth coupled with higher interest rates on loans, higher-yielding investment securities and the repayment of our 10.24% subordinated debentures in September 2005. The overall increase in our net interest income was partially offset by: (a) increased interest expense associated with deposit growth, higher interest rates paid on deposits, and a redistribution of deposit balances toward higher-yielding products; (b) the mix of the CIB Bank deposit base acquired; (c) increased levels of other borrowings, including our term loan, coupled with increased interest rates on such borrowings; and (d) the issuance of $61.9 million of additional subordinated debentures in late 2004 through two newly formed statutory trusts; partially offset by our repayment of $59.3 million of 10.24% subordinated debentures in September 2005. These transactions, coupled with our use of derivative financial instruments, have allowed us to reduce our overall interest expense associated with our subordinated debentures as the additional subordinated debentures have been issued at significantly lower interest rates.

Derivative financial instruments that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates reduced our net interest income by $5.0 million for the year ended December 31, 2006, whereas these derivative financial instruments contributed to increases in our net interest income of $2.2 million and $50.1 million, respectively, for the years ended December 31, 2005 and 2004. The decreased earnings on our interest rate swap agreements for 2006 and 2005 contributed to reductions in our net interest margin of approximately eight basis points and 59 basis points, respectively, and reflects higher interest rates and maturities of $750.0 million of interest rate swap agreements designated as cash flow hedges and $50.0 million of interest rate swap agreements designated as fair value hedges during 2004; the maturity of $200.0 million and $100.0 million of interest rate swap agreements designated as cash flow hedges in March 2005 and April 2006, respectively; and the termination of $150.0 million, $101.2 million and $25.0 million of interest rate swap agreements designated as fair value hedges in February 2005, May 2005 and February 2006, respectively. However, the earnings on our interest rate swap agreements significantly contributed to our ability to maintain our net interest margin in 2004. During the third quarter of 2006, we significantly expanded our utilization of derivative financial instruments, as further described in Note 5 to our Consolidated Financial Statements, to reduce our exposure to falling interest rates. The Company has implemented various methods to reduce the effect of decreasing interest rates on our net interest income, including the funding of investment security purchases through the issuance of term repurchase agreements. However, the reduction of our interest rate swap agreements has resulted in a substantial reduction of our net interest income and further compression of our net interest margin, which has been partially offset by the impact of the rising rate environment experienced in 2005 and 2006, as further discussed below.

The yield on our loan portfolio was 7.79% for the year ended December 31, 2006, compared to 6.59% and 6.21% for 2005 and 2004, respectively. Average loans, net of unearned discount, were $7.47 billion for the year ended December 31, 2006, in comparison to $6.44 billion and $5.51 billion for the years ended December 31, 2005 and 2004, respectively. Increases in prevailing interest rates that began in mid-2004 and continued throughout 2005 and 2006 contributed to the increased yields on our loan portfolio during 2005 and 2006. During 2006, the Federal Reserve increased the targeted federal funds rate, resulting in four increases in the prime rate of interest from 7.25% at December 31, 2005 to 8.25% at December 31, 2006. During 2005, the Federal Reserve increased the targeted federal funds rate, resulting in eight increases in the prime rate of interest from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. The prime rate of interest increased from 4.00% at January 1, 2004 to 5.25% at December 31, 2004. These interest rates are reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which have matured or repriced during these periods. Although the rising interest rate environment contributed to the increase in our loan yields during 2005 and 2006, total interest income on our loan portfolio was adversely impacted by decreased earnings on our interest rate swap agreements designated as cash flow hedges. These interest rate swap agreements reduced our interest income on loans by $4.2 million for the year ended December 31, 2006, in contrast to increasing our interest income on loans by $2.6 million and $38.3 million in 2005 and 2004, respectively. The yields on our loan portfolio were impacted by higher interest rates and the maturities and/or termination of interest rate swap agreements designated as cash flow hedges of $750.0 million in 2004, $200.0 million in 2005 and $100.0 million in 2006, which resulted in decreased earnings on our swap agreements, thereby contributing to a reduction in interest on our loan portfolio. Specifically, the impact of the swap agreements resulted in a compression of our net interest income of approximately $6.9 million for 2006 compared to 2005, and $35.7 million for 2005 compared to 2004, as further discussed under "--Interest Rate Risk Management." Interest income on our loan portfolio for 2006 includes a $2.0 million recovery of interest and fees from the payoff of a single nonaccrual loan, as further described under "--Loans and Allowance for Loan Losses." The lower yield on our loan portfolio during 2004 reflected increased competition, continued weak loan demand and generally lower prevailing interest rates during the period, despite the increases in the prime lending rate during the second half of 2004.

For the years ended December 31, 2006, 2005 and 2004, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 3.21%, 2.14% and 1.44%, respectively. We attribute the increase in 2006 to the continued rising interest rate environment and a change in the mix of our average deposits which reflects a trend towards increased time deposits over transactional accounts, coupled with higher interest rates paid on deposits commensurate with the highly competitive rate market that continues to exert pressure on our net interest margin. We attribute the increase in 2005 to the rising interest rate environment and the mix of the CIB Bank deposit base acquired in November 2004, which included higher cost time deposits, including brokered and internet deposits. In addition, decreased earnings associated with certain of our interest rate swap agreements designated as fair value hedges, as well as the termination of $150.0 million notional amount of fair value hedges in February 2005, resulted in a decrease in our net interest income of approximately $8.5 million for 2005, compared to 2004, as further described in Note 5 to our Consolidated Financial Statements. While deposit growth continues to provide an adequate funding source for our loan portfolio, competitive pressures on deposits within our markets continue to impact our deposit pricing.

The aggregate weighted average rate paid on our other borrowings was 4.42% for the year ended December 31, 2006, compared to 3.19% and 1.26% for the years ended December 31, 2005 and 2004, respectively, reflecting changes in the short-term interest rate environment that began in mid-2004. The increase in the aggregate weighted average rates paid on our other borrowings in 2006 and 2005 also reflects the termination of $200.0 million of term repurchase agreements in 2006, partially offset by a $100.0 million term repurchase agreement entered into during 2006, and the termination of a $50.0 million term repurchase agreement in November 2005, and the impact of the related spreads to the London Interbank Offering Rate, or LIBOR, as further described in Note 5 and Note 10 to our Consolidated Financial Statements.

The aggregate weighted average rate on our notes payable was 6.22%, 6.26% and 13.84% for the years ended December 31, 2006, 2005 and 2004, respectively. The aggregate weighted average rates paid reflect changing market interest rates during these periods, and unused credit commitment and letter of credit facility fees on our secured credit agreement with a group of unaffiliated financial institutions, as well as other fees paid in conjunction with the annual renewal of this financing arrangement. The overall cost of this funding source during 2004 was significantly higher due to fees associated with the credit facility coupled with minimal borrowings under the revolving credit line during 2004. Exclusive of these fees, the aggregate weighted average rate paid on our notes payable was 6.11%, 4.93% and 2.87% for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts outstanding under our term loan bear interest at a floating rate equal to LIBOR, plus a margin determined by the outstanding loan balances and our profitability for the preceding four calendar quarters. Amounts outstanding under our revolving line of credit bear interest at a floating rate equal to the lead bank's prime rate or, at our option, at LIBOR plus a margin determined by the outstanding loan balances and our profitability for the preceding four calendar quarters. Thus, our secured credit agreement represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of our non-deposit liabilities. As further described in Note 11 to our Consolidated Financial Statements, we borrowed $80.0 million on our term loan in August 2005 and $20.0 million on our term loan in November 2005, and on August 10, 2006, we entered into an amendment to our Amended and Restated Secured Credit Agreement and reduced certain components of our financing arrangement, including the overall pricing structure. During 2006, we repaid $35.0 million of the term loan, reducing the balance to $65.0 million at December 31, 2006, from $100.0 million at December 31, 2005. Also, during 2005, we repaid the remaining outstanding balance of $15.0 million drawn under our revolving credit line that we had drawn in November 2004 to partially fund our acquisition of CIB Bank.

The aggregate weighted average rate paid on our subordinated debentures was 8.11%, 7.93% and 6.85% for the years ended December 31, 2006, 2005 and 2004, respectively. The aggregate weighted average rates reflect the issuance of $139.2 million of variable rate subordinated debentures in private placements through four newly formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006, as well as the repayment of $59.3 million of 10.24% subordinated debentures in
September 2005 and the issuance of $61.9 million of subordinated debentures in late 2004. The refinancing of the outstanding subordinated debentures that carried a higher fixed interest rate improved our net interest income and net interest margin. However, the earnings impact of our interest rate swap agreements had a declining impact on the reduction of interest expense associated with our subordinated debentures. These interest rate swap agreements, which reduced interest expense by $5.7 million and $2.0 million during 2004 and 2005, respectively, increased interest expense by $814,000 during 2006. These swap agreements, which were designated as fair value hedges, were terminated in May 2005 and February 2006, as further discussed under "--Interest Rate Risk Management" and in Note 5 to our Consolidated Financial Statements.

Comparison of Results of Operations for 2006 and 2005

Net Income. Net income was $111.7 million for the year ended December 31, 2006, compared to $96.9 million for 2005. Our return on average assets and our return on average stockholders' equity were 1.16% and 15.26%, respectively, for the year ended December 31, 2006, compared to 1.10% and 15.11%, respectively, for 2005. Net income for 2006 reflects increased net interest income and noninterest income, partially offset by an increase in our provision for loan losses, higher levels of noninterest expense and an increase in our provision for income taxes.

The increase in earnings in 2006 reflects our continuing efforts to strengthen earnings while focusing on reducing the overall level of our nonperforming assets. The increase in net interest income and net interest margin resulted from (a) an increase in average interest-earning assets stemming from internal loan growth and growth through acquisitions, and (b) higher yields earned on those assets as a result of an increased interest rate environment; partially offset by increased interest expense associated with an increasing deposit base coupled with higher interest rates paid on deposits and on our short-term and long-term borrowings, and the adverse impact of a decline in earnings on our interest rate swap agreements associated with our interest rate risk management program, as further discussed under "--Net Interest Income." The increase in net income in 2006 was partially offset by a significant increase in our provision for loan losses, which resulted from loan portfolio growth and the deterioration of certain credit relationships despite an overall improvement in our nonperforming loans throughout 2006, as further discussed under "--Provision for Loan Losses." The increase in our noninterest income in 2006 was attributable to increased gains on loans sold and held for sale associated with mortgage banking activities and the sale of certain loans, commission fee income associated with our insurance brokerage agency acquired in March 2006, increased service charges on deposit accounts and customer service fees related to higher deposit balances stemming from product development efforts and deposits associated with our 2005 and 2006 acquisitions, and gains on the sale of other assets, as further discussed under "--Noninterest Income." The overall increase in the level of noninterest expense for 2006 reflects increased salaries and employee benefits expense, occupancy expenses and amortization of intangible assets, commensurate with the significant expansion of our branch office network and employee base resulting from our acquisitions of an insurance premium financing company and an insurance brokerage agency in 2006, the addition of 20 branch offices associated with acquisitions in 2005 and 2006, and an increase in the full-time equivalent employee base during 2006, as further discussed under "--Noninterest Expense."

Provision for Loan Losses. We recorded a provision for loan losses of $12.0 million for the year ended December 31, 2006. The provision recorded during 2006 was primarily driven by significant growth within our loan portfolio, coupled with deterioration within our one-to-four family residential portfolio in addition to the deterioration of certain other credits, including four large credit relationships within our residential development and construction portfolio during the later part of 2006 that were primarily driven by current market conditions, including slowdowns in unit sales, as further discussed under "Business -- Lending Activities" and "--Loans and Allowance for Loan Losses." We recorded a $4.0 million negative provision for loan losses for the year ended December 31, 2005 to reduce our allowance for loan losses to a level commensurate with the decreasing credit risk that existed in the loan portfolio at that time. Our nonperforming loans decreased $48.5 million, or 49.9%, to $48.7 million at December 31, 2006, from $97.2 million at December 31, 2005. The decrease in the overall level of nonperforming loans during 2006 reflects our efforts to improve asset quality through the sale of nonperforming loans and loan payoffs, as well as the strengthening of certain credit relationships, as further discussed under "--Loans and Allowance for Loan Losses." The overall decrease was partially offset by several significant credit relationships that were downgraded and placed on nonaccrual status during 2006, as previously mentioned.

Our allowance for loan losses was $145.7 million at December 31, 2006, compared to $135.3 million at December 31, 2005, representing 1.90% and 1.93% of loans, net of unearned discount, respectively, and 299.05% and 139.23% of nonperforming loans, respectively. The allowance for loan losses at December 31, 2006 includes $5.2 million of balances acquired in conjunction with our 2006 acquisitions. Our net loan charge-offs declined to $6.8 million from $13.4 million for the years ended December 31, 2006 and 2005, respectively. Our net loan charge-offs for 2006 were 0.09% of average loans, representing a significant improvement over 0.21% in 2005. Loan charge-offs were $22.2 million for 2006, compared to $33.1 million in 2005, and loan recoveries were $15.4 million for 2006, compared to $19.8 million in 2005. Loan charge-offs for 2006 included approximately $3.3 million of loan charge-offs associated with two significant residential development project relationships that were placed on nonaccrual status during 2006, in addition to $2.3 million of charge-offs recorded in conjunction with the transfer of certain portfolio loans to our loans held for sale portfolio prior to their sale in December 2006. Loan recoveries for 2006 included $5.0 million recorded on the payoff of a single loan that was transferred to our held for sale portfolio on December 31, 2005.

Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests must be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. Management considers the nonperforming assets trends in its overall assessment of the adequacy of the allowance for loan losses.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2006 and 2005:

                                                                            December 31,       Increase (Decrease)
                                                                        --------------------   -------------------
                                                                          2006        2005     Amount         %
                                                                          ----        ----     ------        ---
                                                                              (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $  43,310     39,776    3,534        8.88%
    Gain on loans sold and held for sale.............................      26,020     20,804    5,216       25.07
    Net loss on investment securities................................      (1,813)    (2,873)   1,060       36.90
    Bank-owned life insurance investment income......................       3,103      4,860   (1,757)     (36.15)
    Investment management income.....................................       8,412      8,573     (161)      (1.88)
    Insurance product income.........................................       4,848         --    4,848      100.00
    Other............................................................      29,063     24,945    4,118       16.51
                                                                        ---------    -------   ------
       Total noninterest income......................................   $ 112,943     96,085   16,858       17.54
                                                                        =========    =======   ======      ======
Noninterest expense:
    Salaries and employee benefits...................................   $ 166,864    139,764   27,100       19.39%
    Occupancy, net of rental income..................................      26,953     22,081    4,872       22.06
    Furniture and equipment..........................................      16,960     16,015      945        5.90
    Postage, printing and supplies...................................       6,721      5,743      978       17.03
    Information technology fees......................................      37,099     35,472    1,627        4.59
    Legal, examination and professional fees.........................       8,783      9,319     (536)      (5.75)
    Amortization of intangible assets................................       8,195      4,850    3,345       68.97
    Communications...................................................       2,425      2,012      413       20.53
    Advertising and business development.............................       7,128      7,043       85        1.21
    Charitable contributions.........................................       6,462      5,922      540        9.12
    Other............................................................      31,626     29,417    2,209        7.51
                                                                        ---------    -------   ------
       Total noninterest expense.....................................   $ 319,216    277,638   41,578       14.98
                                                                        =========    =======   ======      ======

Noninterest Income. Noninterest income was $112.9 million for the year ended December 31, 2006, in comparison to $96.1 million for 2005. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income and other income.

Service charges on deposit accounts and customer service fees increased to $43.3 million from $39.8 million for the years ended December 31, 2006 and 2005, respectively. The increase in service charges and customer service fees is primarily attributable to: (a) increased deposit account balances associated with internal growth and our acquisitions of banks completed in 2005 and 2006, as further discussed under "--Financial Condition and Average Balances" and in
Note 2 to our Consolidated Financial Statements; (b) additional products and services available and utilized by our retail and commercial customer base; (c) increased fee income from customer service charges for non-sufficient funds and returned check fees coupled with enhanced control of fee waivers; and (d) pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

The gain on loans sold and held for sale increased to $26.0 million from $20.8 million for the years ended December 31, 2006 and 2005, respectively. We primarily attribute the increase in 2006 to: (a) a $1.7 million gain, before applicable income taxes, recorded on the sale of certain nonperforming loans in March 2006 that were transferred to our loans held for sale portfolio on December 31, 2005; (b) the recognition of $1.2 million and $927,000 of income in March 2006 and April 2006, respectively, generated from the capitalization of mortgage servicing rights pertaining to the securitization and transfer to our investment portfolio of $77.1 million and $61.8 million, respectively, of residential mortgage loans held in our loan portfolio, as further described in
Note 6 to our Consolidated Financial Statements; (c) net gains of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans, as further discussed under "--Mortgage Banking Activities" and "--Loans and Allowance for Loan Losses;" and (d) a $3.7 million gain, before applicable income taxes, recorded on the sale, in December 2006, of 44 loans in our loans held for sale portfolio, of which 26 were nonperforming loans, as further discussed under "--Loans and Allowance for Loan Losses." The increase in our gain on loans sold and held for sale was partially offset by a $1.1 million write-down of the carrying value of a nonperforming loan that was transferred to our loans held for sale portfolio on December 31, 2005, and subsequently transferred back into our loan portfolio at fair value in September 2006, as further discussed under "--Loans and Allowance for Loan Losses."

Noninterest income includes a net loss on investment securities of $1.8 million and $2.9 million for the years ended December 31, 2006 and 2005, respectively. The net loss for 2006 resulted primarily from sales of certain available-for-sale investment securities associated with the full termination of three $50.0 million term repurchase agreements and the partial termination of $50.0 million of a $150.0 million term repurchase agreement, as further described in Note 3, Note 5 and Note 10 to our Consolidated Financial Statements, partially offset by a gain of $389,000 on the redemption of common stock held as an available-for-sale investment security. The net loss for 2005 resulted from the sale of certain available-for-sale investment securities associated with the termination of a $50.0 million term repurchase agreement.

Bank-owned life insurance investment income was $3.1 million for the year ended December 31, 2006, in comparison to $4.9 million in 2005. The decrease reflects a reduced return on the performance of the underlying investments surrounding the insurance contracts which is primarily attributable to the portfolio mix of investments and overall market conditions.

Investment management income generated by MVP, our institutional money management subsidiary, was $8.4 million for the year ended December 31, 2006, in comparison to $8.6 million in 2005, reflecting decreased portfolio management fee income as a result of current market conditions.

Insurance product income generated by Adrian Baker, our insurance brokerage agency acquired on March 31, 2006, as further described in Note 2 to our Consolidated Financial Statements, was $4.8 million for the year ended December 31, 2006.

Other income was $29.1 million and $24.9 million for the years ended December 31, 2006 and 2005, respectively. We attribute the primary components of the increase in other income to:

     >> an increase of $3.1 million in gains on sales of other assets, including a $2.8 million gain recognized on the sale of an asset that was acquired as settlement in full of a loan charged-off in prior years and a gain of $885,000 recognized on the sale of assets that were acquired with our acquisition of CIB Bank;

     >> an increase of $1.7 million attributable to interest due on tax refunds associated with the filing of amended federal income tax returns for the years from 2000 through 2004;

     >> a release fee of $938,000 received on funds collected from a loan previously sold in March 2005, in which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale;

     >> a net increase of $839,000 in loan servicing fees, which was primarily attributable to a decrease of $966,000 in impairment charges on SBA servicing rights and a decrease of $1.5 million in the amortization of servicing rights, as further described in Note 6 to our Consolidated Financial Statements; partially offset by a decrease of $1.6 million in fees from loans serviced for others;

     >>   a decrease of $680,000 in net losses on our derivative instruments;

     >> an increase of $652,000 in gains on sales of other real estate. Gains on sales of other real estate were $2.0 million for the year ended December 31, 2006, and included a $1.5 million gain recognized on the sale of a parcel of other real estate in January 2006 acquired with our acquisition of CIB Bank. Gains on sales of other real estate for the year ended December 31, 2005 were $1.3 million; and

     >> income associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2005 and 2006; partially offset by

     >> a decrease of $2.5 million in recoveries of certain loan principal balances that had been previously charged-off by the financial institutions prior to their acquisitions by First Banks.

Noninterest Expense. Noninterest expense was $319.2 million for the year ended December 31, 2006, in comparison to $277.6 million for 2005. Our efficiency ratio was 64.18% for the year ended December 31, 2006, compared to 65.83% for 2005. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to the sum of net interest income and noninterest income. The increase in noninterest expense was primarily attributable to our 2005 and 2006 acquisitions, including salaries and employee benefits expense, occupancy expense and information technology fees, as well as increases in amortization of intangible assets and other expense.

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

     >>   planned  involuntary   employee  termination   benefits,   as  further
          discussed under "Business --Acquisitions - Acquisition and Integration Costs" and Note 2 to our Consolidated Financial Statements; and

     >> contractual obligations of the acquired entities that existed prior to the consummation date that either have no economic benefit to the combined entity or have a penalty that we will incur to cancel the contractual obligation. These contractual obligations generally relate to existing information technology and item processing contracts of the acquired entities that include penalties for early termination. The acquisition of specialized entities does not typically result in costs associated with integration of information technology systems as the existing systems remain in use. In conjunction with the merger and integration of our acquisitions, the acquired banks are converted to our existing information technology and item processing systems.
          Consequently, the costs associated with terminating the existing contracts of the acquired entities are generally recorded as of the consummation date through the establishment of an accrued liability with the offsetting adjustment recorded as an increase to goodwill as further discussed under "Business -- Acquisitions - Acquisition and Integration Costs" and Note 2 to our Consolidated Financial Statements.

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

Salaries and employee benefits increased by $27.1 million to $166.9 million for the year ended December 31, 2006, from $139.8 million in 2005. We attribute the overall increase to increased salaries and employee benefits expenses associated with an aggregate of 20 additional branches acquired in 2005 and 2006, one de novo branch opened in 2005, the acquisitions of UPAC and Adrian Baker, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including the implementation of enhanced incentive compensation and employee benefit plans. Our total full-time equivalent employees increased to approximately 2,630 at December 31, 2006 from approximately 2,290 at December 31, 2005.

Occupancy, net of rental income, and furniture and equipment expense was $43.9 million and $38.1 million for the years ended December 31, 2006 and 2005, respectively. The increase reflects higher levels of expense resulting from our de novo activities and acquisitions in 2005 and 2006, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, and increased depreciation expense associated with acquisitions and capital expenditures.

Information technology and item processing fees were $37.1 million and $35.5 million for the years ended December 31, 2006 and 2005, respectively. As more fully described in Note 19 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and UPAC and Adrian Baker. The increased level of information technology fees was primarily attributable to the additional branch offices provided by our acquisitions and de novo branch office openings; certain de-conversion costs from other providers associated with our acquisitions; growth and technological advancements consistent with our product and service offerings; and continued expansion and upgrades to technological equipment, networks and communication channels, including costs to maintain security and provide compliance with the Sarbanes-Oxley Act of 2002; partially offset by expense reductions resulting from information technology conversions of our acquisitions completed in 2005 and 2006, as well as the achievement of certain efficiencies associated with the implementation of various technology projects.

Legal, examination and professional fees was $8.8 million and $9.3 million for the years ended December 31, 2006 and 2005, respectively. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and the levels of legal fees associated with certain litigation matters have all contributed to the overall expense levels in 2005 and 2006.

Amortization  of  intangible  assets was $8.2  million and $4.9  million for the
years  ended  December  31,  2006  and  2005,  respectively.   The  increase  is
attributable to core deposit intangibles associated with our acquisitions completed in 2005 and 2006, in addition to the customer list intangibles associated with our acquisitions of Adrian Baker and UPAC in March 2006 and May 2006, respectively, as further described in Note 2 and Note 8 to our Consolidated Financial Statements.

Charitable contributions expense was $6.5 million and $5.9 million for the years ended December 31, 2006 and 2005, respectively. The increase is primarily attributable to an increase in charitable contributions made to the Dierberg Operating Foundation, Inc. and The Dierberg Foundation, charitable foundations established by our Chairman and members of his immediate family, as further described in Note 19 to our Consolidated Financial Statements.

Other expense was $31.6 million and $29.4 million for the years ended December 31, 2006 and 2005, respectively. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to:

     >> a $617,000 specific reserve established in March 2006 and an increase of $746,000 to the specific reserve in June 2006 for the estimated loss associated with a $3.1 million unfunded letter of credit acquired with our acquisition of CIB Bank;

     >> a $470,000 loss recognized on a liquidation sale of residential real estate and personal property of an SBA guaranteed loan; and

     >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2005 and 2006; partially offset by

     >> a decrease of $1.5 million of expenditures on other real estate. Expenses on other real estate were $520,000 for the year ended December 31, 2006. Expenses on other real estate were $2.0 million for the year ended December 31, 2005, and included expenditures of $1.1 million related to a parcel of other real estate acquired in conjunction with our CIB Bank acquisition.

Provision for Income Taxes. The provision for income taxes was $55.1 million for the year ended December 31, 2006, representing an effective income tax rate of 33.1%, in comparison to $52.5 million, representing an effective income tax rate of 35.5%, for the year ended December 31, 2005. The increase in our provision for income taxes primarily reflects our increased earnings. In 2006, we reversed a $2.9 million federal tax reserve and a $1.9 million state tax reserve as they were no longer deemed necessary as a result of the resolution of a potential tax liability. In 2005, we reversed a $3.3 million state tax reserve as it was no longer deemed necessary as a result of the resolution of a potential tax liability. In addition, we recorded net tax benefits of $5.6 million and $2.1 million relating to the utilization of certain federal and state tax credits for the years ended December 31, 2006 and 2005, respectively. Excluding these transactions, our effective income tax rate was 38.5% and 38.4% for the years ended December 31, 2006 and 2005, respectively.

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

Provision for Loan Losses. We recorded a $4.0 million negative provision for loan losses for the year ended December 31, 2005, in comparison to a provision for loan losses of $25.8 million for the year ended December 31, 2004. Our net loan charge-offs declined to $13.4 million from $24.8 million for the years ended December 31, 2005 and 2004, respectively. As further discussed under "--Lending Activities" and "--Loans and Allowance for Loan Losses," while we had recorded a negative provision for loan losses of $8.0 million for the first nine months of 2005, reflecting a 21.0% improvement in our nonperforming loans during this period as a result of the sale of certain acquired nonperforming loans, the strengthening of certain loans, loan payoffs and external refinancing of various credits, and a significant reduction in net loan charge-offs, the level of nonperforming loans increased during the fourth quarter of 2005 following further deterioration of a few large credit relationships, resulting in a fourth quarter provision for loan losses of $4.0 million. Our nonperforming loans, which had decreased to $67.8 million at September 30, 2005 from $85.8 million at December 31, 2004, increased $29.4 million during the fourth quarter of 2005, resulting in a balance of $97.2 million at December 31, 2005. The increase in nonperforming loans in the fourth quarter of 2005 is primarily attributable to further deterioration of a small number of credit relationships, including two large credit relationships associated with our CIB Bank purchase of $14.9 million and $16.6 million, or $31.5 million in aggregate. On December 31, 2005, we recognized $7.6 million of loan charge-offs to reduce the loans to their estimated fair value, net of costs, that is expected to be realized at the time of the sale, and transferred approximately $59.7 million of nonperforming loans to our held for sale portfolio, which included several of the relationships that deteriorated during the fourth quarter of 2005. Included in the loan charge-offs and loans transferred to our held for sale portfolio were $6.0 million of loan charge-offs and approximately $49.6 million of nonperforming loans that were associated with our CIB Bank purchase. In January 2006, we received a payoff of one of the nonperforming loans in our held for sale portfolio that had a carrying value of $12.4 million at December 31, 2005, and recorded a $5.0 million loan recovery. Furthermore, in March 2006, we completed the sale of a majority of the remaining nonaccrual loans in our held for sale portfolio that had a carrying value of approximately $32.5 million in aggregate, at December 31, 2005.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2005 and 2004:

                                                                            December 31,       Increase (Decrease)
                                                                        --------------------   -------------------
                                                                          2005        2004     Amount        %
                                                                          ----        ----     ------       ---
                                                                              (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $  39,776     38,230    1,546        4.04%
    Gain on loans sold and held for sale.............................      20,804     18,497    2,307       12.47
    Net (loss) gain on investment securities.........................      (2,873)       257   (3,130)  (1,217.90)
    Bank-owned life insurance investment income......................       4,860      5,201     (341)      (6.56)
    Investment management income.....................................       8,573      6,870    1,703       24.79
    Other............................................................      24,945     18,144    6,801       37.48
                                                                        ---------    -------   ------
       Total noninterest income......................................   $  96,085     87,199    8,886       10.19
                                                                        =========    =======   ======   =========
Noninterest expense:
    Salaries and employee benefits...................................   $ 139,764    117,492   22,272       18.96%
    Occupancy, net of rental income..................................      22,081     19,882    2,199       11.06
    Furniture and equipment..........................................      16,015     17,017   (1,002)      (5.89)
    Postage, printing and supplies...................................       5,743      5,010      733       14.63
    Information technology fees......................................      35,472     32,019    3,453       10.78
    Legal, examination and professional fees.........................       9,319      7,412    1,907       25.73
    Amortization of intangible assets................................       4,850      2,912    1,938       66.55
    Communications...................................................       2,012      1,866      146        7.82
    Advertising and business development.............................       7,043      5,493    1,550       28.22
    Charitable contributions.........................................       5,922        577    5,345      926.34
    Other............................................................      29,417     23,538    5,879       24.98
                                                                        ---------    -------   ------
       Total noninterest expense.....................................   $ 277,638    233,218   44,420       19.05
                                                                        =========    =======   ======   =========

Noninterest Income. Noninterest income was $96.1 million for the year ended December 31, 2005, in comparison to $87.2 million for 2004. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income and other income.

Service charges on deposit accounts and customer service fees increased to $39.8 million from $38.2 million for the years ended December 31, 2005 and 2004, respectively. The increase in service charges and customer service fees is primarily attributable to:

     >> increased demand deposit account balances associated with internal growth and our acquisitions of Continental Community Bank and Trust Company, or CCB, and CIB Bank completed in 2004, and our acquisitions completed in 2005;

     >> additional products and services available and utilized by our retail and commercial customer base;

     >> increased fee income from customer service charges for non-sufficient funds and returned check fees coupled with enhanced control of fee waivers;

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

Noninterest income includes a net loss on investment securities of $2.9 million for the year ended December 31, 2005, in comparison to a net gain on investment securities of $257,000 in 2004. The net loss for 2005 resulted from the sale of certain available-for-sale investment securities associated with the termination of a $50.0 million term repurchase agreement in the fourth quarter of 2005. The net gain for 2004 resulted primarily from the sales of certain available-for-sale investment securities held by acquired institutions that did not meet our overall investment objectives.

Bank-owned life insurance investment income was $4.9 million for the year ended December 31, 2005, in comparison to $5.2 million in 2004. The decrease in investment income reflects a reduced return on the performance of the underlying securities surrounding the insurance contracts which is primarily attributable to the portfolio mix of investments and overall market conditions.

Investment management income generated by MVP was $8.6 million for the year ended December 31, 2005, in comparison to $6.9 million in 2004, reflecting increased portfolio management fee income attributable to new business development and overall growth in assets under management.

Other income was $24.9 million and $18.1 million for the years ended December 31, 2005 and 2004, respectively. We attribute the primary components of the increase in other income to:

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

     >> an increase of $713,000 reflecting reductions of a contingent liability established in conjunction with the sale of a portion of our commercial leasing portfolio in June 2004. The reductions of the contingent liability in 2005 and 2004 of $1.1 million and $375,000, respectively, were the result of further reductions in related lease balances for the specific pools of leases sold;

     >> a recovery of agent loan collection expenses of $739,000 as permitted under a loan participation agreement prior to recovery of principal and interest, from funds collected from the liquidation of a portion of the collateral that secured the loan by the receiver;

     >> a $602,000 net increase in loan servicing fees. The net increase is primarily attributable to: increased fees from loans serviced for others, primarily attributable to a $2.3 million increase in SBLS LLC loan servicing fees, offset by an $887,000 increase in amortization of SBA servicing rights and the recognition of a $2.4 million impairment charge on our SBA servicing rights following substantial damage to several shrimping vessels within the servicing portfolio caused by the effects of Hurricane Katrina; a $199,000 decrease in mortgage loan servicing fees, including a lower level of interest shortfall on mortgage loans, offset by a $1.6 million decrease in amortization of mortgage servicing rights; and increased unused commitment fees of $281,000;

     >>   an increase of $584,000 in fees from fiduciary activities;

     >>   a $448,000 decrease in net losses on our derivative instruments; and

     >>   our acquisitions completed in 2004 and 2005; partially offset by

     >> a decrease of $2.4 million in gains on sales of other real estate. Gains on sales of other real estate were $1.3 million for the year ended December 31, 2005, and included approximately $972,000 of gains recorded on the sale of six holdings of other real estate. Gains on sales of other real estate were $3.7 million for the year ended December 31, 2004, and included a $2.7 million gain recorded in the first quarter of 2004 on the sale of residential and recreational development property that was transferred to other real estate in January 2003 and approximately $390,000 of gains recorded on the sale of two additional holdings of other real estate;

     >> a decline of $1.2 million in rental income associated with reduced commercial leasing activities;

     >> a decrease of $1.0 million in gains on sales of branches, net of expenses. Gains, net of expenses, on the sale of two Midwest banking offices totaled $1.0 million and reflected a $390,000 gain, net of expenses, on the sale of one of our Missouri branch banking offices in February 2004, and a $630,000 gain, net of expenses, on the sale of one of our Illinois banking offices in April 2004. There were no sales of branch banking offices in 2005; and

     >> a net increase in losses, net of gains, on the disposition of certain assets, primarily attributable to a $459,000 net loss resulting from the demolition of a branch drive-thru facility and a $277,000 net loss resulting from the sale of a former CIB Bank branch facility during 2005.

Noninterest Expense. Noninterest expense was $277.6 million for the year ended December 31, 2005, in comparison to $233.2 million for 2004. Our efficiency ratio was 65.83% for the year ended December 31, 2005, compared to 60.23% for 2004. The increases in noninterest expense and our efficiency ratio for 2005 were primarily attributable to increases in expenses resulting from our 2004 and 2005 acquisitions and the addition of five de novo branch offices in 2004 and 2005, and increases in salaries and employee benefits expense, information technology expense, charitable contributions expense, expenses on other real estate, and other expense.

Salaries and employee benefits increased by $22.3 million to $139.8 million for the year ended December 31, 2005, from $117.5 million in 2004. We attribute the overall increase to increased salaries and employee benefits expenses associated with an aggregate of 27 additional branches acquired in 2004 and 2005 and five de novo branches opened in 2004 and 2005; and the addition of a regional structure in Chicago following our significant expansion in the Chicago market area, including credit administration, commercial real estate and commercial and industrial banking groups, branch administration, credit review and human resource and training functions. The increase is also attributable to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including enhanced incentive compensation and employee benefits plans. Our number of employees on a full-time equivalent basis increased to approximately 2,290 at December 31, 2005, from approximately 2,170 at December 31, 2004.

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

Information technology and item processing fees were $35.5 million and $32.0 million for the years ended December 31, 2005 and 2004, respectively. The increased level of fees is primarily attributable to the additional branch offices provided by our acquisitions and de novo branch office openings; certain de-conversion costs from other providers associated with our acquisitions, growth and technological advancements consistent with our product and service offerings; and continued expansion and upgrades to technological equipment, networks and communication channels; partially offset by expense reductions resulting from information technology conversions of our acquisitions completed in 2004, as well as the achievement of certain efficiencies associated with the implementation of various technology projects. Legal, examination and professional fees were $9.3 million and $7.4 million for the years ended December 31, 2005 and 2004, respectively. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain litigation costs primarily related to our various acquired entities have all contributed to the overall expense levels in 2004 and 2005. The increase in 2005 is also attributable to $471,000 of fees paid for accounting and other services, including operational and systems support, provided by the seller of CIB Bank pursuant to a service agreement to provide services from the November 2004 sale date through the system conversion date in February 2005.

Amortization  of  intangible  assets was $4.9  million and $2.9  million for the
years  ended  December  31,  2005  and  2004,  respectively.   The  increase  is
attributable to core deposit intangibles associated with our acquisitions completed in 2004 and 2005.

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

Charitable contribution expense was $5.9 million and $577,000 for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 was primarily attributable to charitable contributions of $2.5 million and $1.5 million, respectively, in December 2005 to The Dierberg Foundation and the Dierberg Operating Foundation, Inc. The increase is also attributable to a $1.5 million contribution in May 2005 to an urban revitalization development project located in the city of St. Louis. In exchange for this contribution, we received Missouri state tax credits that will be utilized to reduce certain state income taxes.

Other expense was $29.4 million and $23.5 million for the years ended December 31, 2005 and 2004, respectively. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase is primarily attributable to:

     >> an increase of $1.6 million of expenditures on other real estate. Expenditures on other real estate were $2.0 million for the year ended December 31, 2005, and included expenses of $1.1 million in preparation for the sale of a parcel of other real estate acquired with the acquisition of CIB Bank. Expenditures on other real estate were $364,000 for the year ended December 31, 2004;

     >> increased losses and adjustments to the carrying value of certain affordable housing credit partnership investments; and

     >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and acquisitions completed during 2004 and 2005, particularly CIB Bank.

Provision for Income Taxes. The provision for income taxes was $52.5 million for the year ended December 31, 2005, representing an effective income tax rate of 35.5%, in comparison to $45.3 million, representing an effective income tax rate of 35.4%, for the year ended December 31, 2004. The increase in our provision for income taxes primarily reflects our increased earnings. During 2005 and 2004, we reversed $3.3 million and $2.8 million of state tax reserves, respectively, that were no longer deemed necessary as a result of the resolution of a potential tax liability. Additionally, in 2005, we recorded a net tax benefit of $2.1 million relating to our utilization of certain federal and state tax credits. Excluding these transactions, our effective income tax rate was 38.4% and 37.5% for the years ended December 31, 2005 and 2004.

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

We strive to manage our interest rate risk by:

     >> maintaining an Asset Liability Committee, or ALCO, responsible to our Board of Directors and Executive Management, to review the overall interest rate risk management activity and approve actions taken to reduce risk;

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

The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Investment Officer and the senior officers of finance and risk management, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

We are "asset-sensitive," indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicates a pre-tax projected loss of approximately 3.7% of net interest income, based on assets and liabilities at December 31, 2006. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2006, adjusted to account for anticipated prepayments:


                                                                 Over       Over
                                                                 Three      Six        Over
                                                    Three       through    through     One        Over
                                                    Months       Six       Twelve     through     Five
                                                    or Less     Months     Months   Five Years    Years      Total
                                                    -------     ------     ------   ----------    -----      -----
                                                                  (dollars expressed in thousands)

Interest-earning assets:
   Loans (1)....................................  $4,550,231    416,290    580,060  1,890,766    229,134   7,666,481
   Investment securities........................     350,854    167,462    161,407    557,480    227,743   1,464,946
   Short-term investments.......................     153,583         --         --         --         --     153,583
                                                  ----------  ---------  ---------  ---------  ---------   ---------
       Total interest-earning assets............   5,054,668    583,752    741,467  2,448,246    456,877   9,285,010
   Effect of interest rate swap agreements......    (600,000)        --    200,000    400,000         --          --
                                                  ----------  ---------  ---------  ---------  ---------   ---------
       Total interest-earning assets after
         the effect of interest
         rate swap agreements...................  $4,454,668    583,752    941,467  2,848,246    456,877   9,285,010
                                                  ==========  =========  =========  =========  =========   =========
Interest-bearing liabilities:
   Interest-bearing demand deposits.............  $  363,317    225,846    147,291    108,013    137,472     981,939
   Money market deposits........................   1,733,483         --         --         --         --   1,733,483
   Savings deposits.............................     105,246     86,673     74,291    105,245    247,637     619,092
   Time deposits................................   1,205,768    785,312  1,196,107    628,577     11,700   3,827,464
   Other borrowings.............................     369,950         77      3,157        715         --     373,899
   Notes payable................................      65,000         --         --         --         --      65,000
   Subordinated debentures......................     201,035     25,736         --         --     71,195     297,966
                                                  ----------  ---------  ---------  ---------  ---------   ---------
       Total interest-bearing liabilities.......  $4,043,799  1,123,644  1,420,846    842,550    468,004   7,898,843
                                                  ==========  =========  =========  =========  =========   =========
Interest-sensitivity gap:
   Periodic.....................................  $  410,869   (539,892)  (479,379) 2,005,696    (11,127)  1,386,167
                                                                                                           =========
   Cumulative...................................     410,869   (129,023)  (608,402) 1,397,294  1,386,167
                                                  ==========  =========  =========  =========  =========
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
       Periodic.................................        1.10       0.52       0.66       3.38       0.98        1.18
                                                                                                           =========
       Cumulative...............................        1.10       0.98       0.91       1.19       1.18
                                                  ==========  =========  =========  =========  =========
-------------------------
(1) Loans are presented net of unearned discount.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

     >>   loans will repay at projected repayment rates;

     >> mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

     >> interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

     >>   fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

Our overall asset-sensitive position at December 31, 2006 remained relatively consistent at $1.39 billion, or 13.65% of our total assets, in comparison to our overall asset-sensitive position of $1.34 billion, or 14.60% of our total assets, at December 31, 2005. However, we were in a liability-sensitive position on a cumulative basis through the twelve-month time horizon of $608.4 million, or 5.99% of our total assets, at December 31, 2006, whereas we were in an asset-sensitive position on a cumulative basis through the twelve-month time horizon of $117.1 million, or 1.28% of our total assets, at December 31, 2005. We primarily attribute the liability-sensitive position on a cumulative basis through the twelve-month time horizon in 2006 to an increase in money market deposits and an increase in the repricing of time deposits within the twelve-month time horizon as a result of the current interest rate environment and economic conditions.

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

As previously discussed, we utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of December 31, 2006 and 2005 are summarized as follows:


                                                                            December 31,
                                                        ----------------------------------------------------
                                                                   2006                      2005
                                                        ------------------------   -------------------------
                                                          Notional      Credit       Notional      Credit
                                                           Amount      Exposure       Amount      Exposure
                                                           ------      --------       ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges............................     $600,000       4,369        300,000         114
         Fair value hedges...........................           --          --         25,000         748
         Interest rate floor agreements..............      300,000         376        100,000          70
         Interest rate cap agreements................      400,000         139             --          --
         Interest rate lock commitments..............        5,900          --          5,900          --
         Forward commitments to sell
           mortgage-backed securities................       54,000          --         47,000          --
                                                          ========      ======       ========       =====

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

For the year ended December 31, 2006, we realized net interest expense of $5.0 million on our derivative financial instruments, whereas for the years ended December 31, 2005 and 2004, we realized net interest income of $2.2 million and $50.1 million, respectively, on our derivative financial instruments. The decreased earnings for 2006 and 2005 are primarily attributable to increases in prevailing interest rates, the maturity of $200.0 million and $100.0 million notional amount of interest rate swap agreements designated as cash flow hedges in March 2005 and April 2006, respectively, and the termination of $150.0 million, $101.2 million and $25.0 million notional amount of interest rate swap agreements designated as fair value hedges in February 2005, May 2005 and February 2006, respectively. Although we have implemented other methods to mitigate the reduction in net interest income associated with our derivatives, the maturity and termination of the swap agreements has resulted in a compression of our net interest margin of approximately eight basis points for the year ended December 31, 2006, in comparison to 2005. In addition, the increasing interest rate environment has mitigated a portion of the effect of the reduced earnings on our derivative financial instruments. During the third quarter of 2006, we significantly expanded our utilization of derivative financial instruments, as further described in Note 5 to our Consolidated Financial Statements, in an effort to reduce the adverse impact that falling interest rates could have on our net interest income.

We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $390,000, $1.1 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net losses recorded in 2006 reflect changes in the value of our interest rate floor agreements entered into in September 2005 and 2006, and changes in the value of our interest rate cap agreements entered into in September 2006. The net losses recorded in 2005 reflect changes in the value of our fair value hedges and the underlying hedged liabilities, and changes in the value of our interest rate floor agreement entered into in September 2005. Information regarding our derivative financial instruments outlined in the table above is further discussed in Note 5 to our Consolidated Financial Statements appearing elsewhere in this report.

Mortgage Banking Activities

Our mortgage banking activities consist of the origination, purchase and servicing of residential mortgage loans. The purchase of loans to be held for sale is primarily limited to loans that we acquire in conjunction with our acquisition of other financial institutions. Generally, we sell our production of residential mortgage loans in the secondary loan markets. However, in mid-2003, as a result of continued weak loan demand in other sectors of our loan portfolio, we made a business strategy decision to retain a portion of new residential mortgage loan production in our real estate mortgage portfolio, generally represented by production originated in our St. Louis production offices with the exception of 20 and 30-year fixed rate loans which are typically sold in the secondary loan markets. Furthermore, in the third quarter of 2005, we revised our strategy and began retaining additional mortgage loan production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products, and continued this strategy through the first six months of 2006, as further discussed in "--Loans and Allowance for Loan Losses." Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

For the three years ended December 31, 2006, 2005 and 2004, we originated residential mortgage loans held for sale and held for portfolio totaling $1.28 billion, $1.60 billion and $1.14 billion, respectively, and sold residential mortgage loans totaling $1.11 billion, $1.14 billion and $1.03 billion, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain or loss realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $1.04 billion, $1.01 billion and $1.06 billion at December 31, 2006, 2005 and 2004, respectively.

The gain on mortgage loans originated for resale, including loans sold and held for sale, was $18.6 million, $18.1 million and $17.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. We determine these gains, net of losses, on a lower of cost or market basis. These gains are realized at the time of sale. The cost basis reflects both the adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values, as well as the adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," adjusted for the cost of hedging these loan commitments. Fallout represents loans not funded due to issues discovered during the underwriting process or withdrawal of the loan request by the customer. The increase in gains in 2006 is primarily attributable to the recognition of $2.1 million of servicing income generated from the capitalization of mortgage servicing rights pertaining to the securitization and transfer to our investment portfolio of $138.9 million of residential mortgage loans held in our loan portfolio, as further described in
Note 6 to our Consolidated Financial Statements; and net gains of $386,000, $1.1 million and $909,000 recorded on the sale of $100.0 million, $101.6 million and $77.1 million of certain residential mortgage loans in August 2006, October 2006 and December 2006, respectively, of which $127.8 million represented loans held in our portfolio and $150.9 million represented loans held for sale; partially offset by management's decision to retain additional loan volume in our residential real estate mortgage portfolio during the first six months of 2006, as discussed above. The increase for 2005 is primarily attributable to the continued growth of our mortgage banking activities and the relatively high volume of loans originated and sold commensurate with the prevailing interest rate environment, partially offset by management's decision to retain additional loan volume in our residential real estate mortgage portfolio, as discussed above.

Interest income on loans held for sale was $18.2 million for the year ended December 31, 2006, in comparison to $11.7 million and $8.8 million for the years ended December 31, 2005 and 2004, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $247.0 million, $184.1 million and $133.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. On an annualized basis, our yield on the portfolio of loans held for sale was 7.39%, 6.36% and 6.61% for the years ended December 31, 2006, 2005 and 2004, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 3.49%, 2.47% and 1.64% for the years ended December 31, 2006, 2005 and 2004, respectively.

We report mortgage loan servicing fees in other noninterest income in our consolidated statements of income, net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Our net mortgage loan servicing fees contributed to an overall reduction in our other noninterest income of $1.4 million, $1.2 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, which included the amortization of mortgage servicing rights of $4.1 million, $5.0 million and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. We attribute the slight decrease in net loan servicing fees in 2006 to a reduction in fees associated with the retention of a portion of loan production in our residential mortgage loan portfolio, as previously discussed, partially offset by reduced amortization of mortgage servicing rights. We attribute the increase in net loan servicing fees in 2005 to reduced amortization of mortgage servicing rights, partially offset by a reduction in fees associated with a lower volume of loans serviced for others and the retention of a portion of loan production in our residential mortgage loan portfolio.

Our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2006, 2005 and 2004, we had $56.0 million, $47.7 million and $35.3 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $54.0 million, $47.0 million and $34.0 million, respectively, were hedged through the use of such forward commitments.

Investment Securities

We classify the securities within our investment portfolio as trading, available for sale or held to maturity. Our investment security portfolio consists primarily of securities designated as available for sale. During the fourth quarter of 2005, we began to engage in the trading of investment securities. The investment security portfolio was $1.46 billion at December 31, 2006, compared to $1.34 billion and $1.81 billion at December 31, 2005 and 2004, respectively. We attribute the increase in the investment securities portfolio in 2006 to: an increase in the available-for-sale securities portfolio due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio; an increase in our trading securities portfolio of $77.8 million; reinvestment of funds available from maturities in higher-yielding securities; and an increase of $37.3 million relating to securities acquired through our acquisitions completed in 2006; partially offset by the sale of the underlying available-for-sale investment securities associated with the termination of $200.0 million of term repurchase agreements, as further described in Note 3, Note 5 and Note 10 to our Consolidated Financial Statements. Funds available from maturities of investment securities during 2005 were primarily used to fund loan growth, resulting in the decrease in our investment securities portfolio in 2005. A portion of the remaining funds available from maturities of investment securities were reinvested in higher-yielding available-for-sale investment securities. The decrease also reflects the sale of the underlying available-for-sale investment securities associated with the termination of a $50.0 million term repurchase agreement.

Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 90.0%, 85.9% and 86.5% of total interest income for the years ended December 31, 2006, 2005 and 2004, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant the resumption of interest accruals.

Loans, net of unearned discount, represented 75.5% of our assets as of December 31, 2006, compared to 76.6% of our assets at December 31, 2005. Loans, net of unearned discount, increased $645.7 million to $7.67 billion at December 31, 2006 from $7.02 billion at December 31, 2005. The overall increase in loans, net of unearned discount, in 2006 is primarily attributable to internal loan growth of $584.2 million and our acquisitions completed in 2006, which provided loans, net of unearned discount, of $545.1 million, in aggregate. This increase was partially offset by the securitization of certain residential mortgage loans that we transferred to our investment portfolio, and the sale and/or payoff of certain nonperforming loans, as further discussed below. Loans, net of unearned discount, increased $882.8 million to $7.02 billion at December 31, 2005 from $6.14 billion at December 31, 2004. Our acquisitions completed in 2005 provided loans, net of unearned discount, of $209.6 million, in aggregate. Exclusive of these acquisitions, our loans, net of unearned discount, increased $687.5 million in 2005, as a result of internal loan growth. In addition, we reduced our loans and leases by $14.3 million in the first and second quarters of 2005 from the sale of certain nonperforming loans, resulting from management's business decision in late 2004 to reduce the level of our nonperforming assets through the sale of certain nonperforming loans. We attribute the net increase in our loan portfolio in 2006 primarily to:

     >> an increase of $315.1 million in our commercial, financial and agricultural portfolio, primarily attributable to an increase of $214.9 million associated with our acquisitions completed during 2006, including $149.2 million of loans provided by our acquisition of UPAC in May 2006, in addition to continued internal loan production growth within this portfolio;

     >> an increase of $268.2 million in our real estate construction and development portfolio resulting from internal growth due to new loan originations and seasonal fluctuations on existing and available credit lines, as well as a $34.2 million increase associated with our acquisitions completed in 2006; and

     >> an increase of $145.4 million in our real estate mortgage portfolio resulting from: (a) internal loan growth of $289.8 million, largely attributable to the retention of certain mortgage loan production in our residential real estate mortgage portfolio during the first six months of 2006 following management's business strategy decision in the third quarter of 2005 to retain certain additional mortgage loan product production in our residential real estate mortgage portfolio;
          (b) our acquisitions completed during 2006, which provided real estate mortgage loans of $293.0 million; partially offset by (c) the securitization of $77.1 million and $61.8 million of certain residential mortgage loans in March 2006 and April 2006, respectively, which resulted in a change in our asset structure from residential mortgage loans to available-for-sale investment securities; and (d) the sale of approximately $127.8 million of residential mortgage loans in the third and fourth quarters of 2006; partially offset by

     >> a decrease of $98.8 million in loans held for sale resulting from (a) the timing of loan originations and subsequent sales in the secondary mortgage market; (b) the payoff and/or sale of approximately $44.9 million of certain acquired loans that we transferred to our held for sale portfolio on December 31, 2005; and (c) the transfer of a $13.5 million nonperforming loan from our loans held for sale portfolio to our commercial real estate loan portfolio after recording a $1.1 million write-down of the credit to its estimated fair value at the time of transfer. We subsequently received a payoff on this credit for the amount of its revised carrying value in December 2006.

In our evaluation of acquisitions, it is anticipated that as we apply our standards for credit structuring, underwriting, documentation and approval, a portion of the existing borrowers will elect to refinance their loans with another financial institution, because of one or more of the following factors:
(a) there may be an aggressive effort by other financial institutions to attract them; (b) they do not accept the changes involved, or (c) they are unable to meet our credit requirements. In addition, another portion of the portfolio may either enter our remedial collection process to reduce undue credit exposure or improve problem loans, or may be charged-off. The amount of this attrition will vary substantially among acquisitions depending on the strength and discipline within the credit function of the acquired institution; the magnitude of problems contained in the acquired portfolio; the aggressiveness of competing institutions to attract business; and the significance of the acquired institution to the overall banking market. Typically, in acquisitions of institutions that have strong credit cultures prior to their acquisitions and operate in moderately large markets, there is relatively little attrition that occurs after the acquisition. However, in those acquisitions in which the credit discipline has been weak, and particularly those in small metropolitan or rural areas, we can experience substantially greater attrition. Generally, this process occurs within approximately six to 12 months after completion of the acquisition.

During the five years ended December 31, 2006, loans, net of unearned discount, increased from $5.41 billion at December 31, 2001 to $7.67 billion at December 31, 2006, an increase of $2.26 billion, or 41.7%. Throughout this period, we have achieved significant growth through implementation of our acquisition strategy and we have also enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers. While this process was occurring, in an attempt to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within our loan portfolio, we also focused on repositioning our portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, nearly all of our conforming residential mortgage loan production was historically sold in the secondary mortgage market until management's decision in 2003 to retain a portion of the new loan production in our real estate mortgage portfolio to offset continued weak loan demand in other sectors of our loan portfolio and management's decision in the third quarter of 2005 to retain additional mortgage loan product production in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products. Furthermore, our lease financing portfolio, which now represents an insignificant portion of our loan portfolio, was reduced as a result of (a) the discontinuation of our New Mexico based leasing operation in 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri, a change in our overall business strategy resulting in reduced commercial leasing activities and repayment of leases by borrowers, and (b) the sale of a significant portion of our remaining commercial leasing portfolio, which reduced the portfolio by approximately $33.1 million to $9.6 million at June 30, 2004. We have also reduced our consumer lending by discontinuing the origination of indirect auto loans and selling our student loan and credit card loan portfolios. This allowed us to fund part of the growth in corporate lending through reductions in indirect automobile and other consumer-related loans.

As previously mentioned, our acquisitions have contributed to an increase in the portfolios of new loans during the five years ended December 31, 2006. In certain cases, these acquired portfolios contained significant loan problems, which we had anticipated and attempted to consider in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline due to the elimination of problem loans and because many of the resources that would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing problem relationships. We continued to experience this trend, most significantly as a result of our acquisition of CIB Bank in November 2004, although we have been successful in satisfactorily addressing the problem credits acquired with that acquisition, as further discussed below.

The following table summarizes the components of changes in our loan portfolio, net of unearned discount, for the five years ended December 31, 2006:


                                                            Increase (Decrease) For the Year Ended December 31,
                                                        ------------------------------------------------------------
                                                             2006        2005        2004         2003        2002
                                                             ----        ----        ----         ----        ----
                                                                       (dollars expressed in thousands)
Internal loan volume increase (decrease):
     Commercial lending..............................   $  160,642     204,494      91,760      (22,211)   (119,295)
     Residential real estate lending (1).............      410,181     481,642      32,348     (103,573)     36,074
     Consumer lending, net of unearned discount......       13,412       1,383     (11,900)     (22,429)    (44,060)
Loans and leases sold................................     (344,687)    (14,337)    (83,216)          --          --
Loans provided by acquisitions.......................      545,106     209,621     780,901       43,700     151,000
Securitization of loans..............................     (138,944)         --          --           --          --
                                                        ----------     -------     -------     --------    --------
     Total increase (decrease).......................   $  645,710     882,803     809,893     (104,513)     23,719
                                                        ==========     =======     =======     ========    ========
--------------------------------
(1) Includes loans held for sale.

We seek to maintain a lending strategy that emphasizes quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. Our commercial lenders focus principally on small to middle-market companies. Consumer lenders focus principally on residential loans, including home equity loans and other consumer financing opportunities arising out of our branch banking network.

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

The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                          December 31,
                               --------------------------------------------------------------------------------------------------
                                      2006                2005                2004                2003                2002
                               ------------------  ------------------  ------------------   -----------------  ------------------
                                  Amount      %      Amount       %      Amount       %      Amount       %      Amount       %
                                  ------      -      ------       -      ------       -      ------       -      ------       -
                                                         (dollars expressed in thousands)

Commercial, financial
    and agricultural..........  $1,934,908  26.0%  $1,616,841   24.1%  $1,569,321   26.1%  $1,407,626   27.1%  $1,443,016   28.4%
Real estate construction
    and development...........   1,832,504  24.6    1,564,255   23.3    1,318,413   22.0    1,063,889   20.5      989,650   19.5
Real estate mortgage:
    One-to-four-family
      residential loans.......   1,270,158  17.0    1,214,121   18.1      870,889   14.5      811,650   15.7      694,604   13.7
    Multi-family residential
      loans...................     141,341   1.9      143,663    2.2      102,447    1.7      108,163    2.1      112,517    2.2
    Commercial real estate
      loans...................   2,203,649  29.6    2,112,004   31.5    2,088,245   34.8    1,662,451   32.1    1,637,001   32.2
Lease financing...............           4    --        2,981     --        5,911    0.1       67,282    1.3      126,738    2.5
Consumer and installment,
    net of unearned
    discount..................      67,590   0.9       51,772    0.8       49,677    0.8       61,268    1.2       79,097    1.5
                                ---------- -----   ----------  -----   ----------  -----   ----------  -----    ---------  -----
        Total loans,
           excluding loans
           held for sale......   7,450,154 100.0%   6,705,637  100.0%   6,004,903  100.0%   5,182,329  100.0%   5,082,623  100.0%
                                           =====               =====               =====               =====               =====
Loans held for sale...........     216,327            315,134             133,065             145,746             349,965
                                ----------         ----------          ----------          ----------          ----------
        Total loans...........  $7,666,481         $7,020,771          $6,137,968          $5,328,075          $5,432,588
                                ==========         ==========          ==========          ==========          ==========




Loans at December 31, 2006 mature as follows:

                                                                              Over One Year
                                                                              Through Five
                                                                                 Years                Over Five Years
                                                                          ---------------------     -------------------
                                                               One Year     Fixed      Floating       Fixed    Floating
                                                               or Less      Rate         Rate         Rate       Rate        Total
                                                               -------      ----         ----         ----       ----        -----
                                                                            (dollars expressed in thousands)

Commercial, financial and agricultural....................   $1,208,583      63,055     133,517      243,697    286,056    1,934,908
Real estate construction and development... ..............    1,098,508     114,593     555,247       33,526     30,630    1,832,504
Real estate mortgage:
    One-to-four family residential loans..................       91,421     163,450      48,235      162,845    804,207    1,270,158
    Multi-family residential loans........................        9,964      60,688      41,148       18,332     11,209      141,341
    Commercial real estate loans..........................      409,604     800,092     301,190      362,776    329,987    2,203,649
Lease financing...........................................           --           4          --           --         --            4
Consumer and installment, net of unearned discount........       22,567      38,278       2,628        2,126      1,991       67,590
Loans held for sale.......................................      216,327          --          --           --         --      216,327
                                                             ----------   ---------   ---------     --------  ---------    ---------
      Total loans.........................................   $3,056,974   1,240,160   1,081,965      823,302  1,464,080    7,666,481
                                                             ==========   =========   =========     ========  =========    =========

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:


                                                                              December 31,
                                                    ---------------------------------------------------------------
                                                        2006         2005         2004         2003         2002
                                                        ----         ----         ----         ----         ----
                                                                    (dollars expressed in thousands)

Commercial, financial and agricultural:
   Nonaccrual.....................................  $    9,879        4,937       10,147       26,876       15,787
   Restructured terms.............................          --           --            4           --           --
Real estate construction and development:
   Nonaccrual.....................................      13,344       11,137       13,435        6,402       23,378
Real estate mortgage:
   One-to-four family residential loans:
     Nonaccrual...................................      18,885        9,576        9,881       21,611       14,833
     Restructured terms...........................           9           10           11           13           15
   Multi-family residential loans:
     Nonaccrual...................................         272          740          434          804          772
   Commercial real estate loans:
     Nonaccrual...................................       6,260       70,625       50,671       13,994        8,890
     Restructured terms...........................          --           --           --           --        1,907
Lease financing:
   Nonaccrual ....................................          --           11          907        5,328        8,723
Consumer and installment:
   Nonaccrual ....................................          81          160          310          336          860
                                                    ----------    ---------    ---------    ---------    ---------
          Total nonperforming loans...............      48,730       97,196       85,800       75,364       75,165
Other real estate.................................       6,433        2,025        4,030       11,130        7,609
                                                    ----------    ---------    ---------    ---------    ---------
          Total nonperforming assets..............  $   55,163       99,221       89,830       86,494       82,774
                                                    ==========    =========    =========    =========    =========

Loans, net of unearned discount...................  $7,666,481    7,020,771    6,137,968    5,328,075    5,432,588
                                                    ==========    =========    =========    =========    =========

Loans past due 90 days or more
  and still accruing..............................  $    5,653        5,576       28,689        2,776        4,635
                                                    ==========    =========    =========    =========    =========

Ratio of:
   Allowance for loan losses to loans.............        1.90%        1.93%        2.46%        2.19%        1.83%
   Nonperforming loans to loans...................        0.64         1.38         1.40         1.41         1.38
   Allowance for loan losses to
     nonperforming loans..........................      299.05       139.23       175.65       154.52       132.29
   Nonperforming assets to loans and
     other real estate............................        0.72         1.41         1.46         1.62         1.52
                                                    ==========    =========    =========    =========    =========

Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $48.7 million at December 31, 2006, in comparison to $97.2 million and $85.8 million at December 31, 2005 and 2004, respectively. Other real estate owned was $6.4 million, $2.0 million and $4.0 million at December 31, 2006, 2005 and 2004, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $55.2 million, $99.2 million and $89.8 million at December 31, 2006, 2005 and 2004, respectively. A significant portion of our nonperforming loans in 2004 and 2005 included loans associated with our acquisition of CIB Bank in November 2004, which totaled $55.0 million, or 56.6% of our nonperforming loans, at December
31, 2005, and $50.5 million, or 58.8% of our nonperforming loans, at December 31, 2004. At December 31, 2006, we did not have any nonperforming loans associated with our CIB Bank acquisition. The decrease in nonperforming loans primarily resulted from our plans to reduce nonperforming assets through the sale of certain nonperforming loans, loan payoffs and/or external refinancing of certain credit relationships. We attribute the 44.4% net decrease in our nonperforming assets during the year ended December 31, 2006 to the following:

     >> the payoff of two significant nonperforming loans totaling $27.3 million, in aggregate;

     >> following the transfer of 11 nonperforming loans totaling approximately $59.7 million to our held for sale portfolio on December 31, 2005, as further discussed below, in January 2006, we received a payoff on one of the loans held for sale that had a carrying value of $12.4 million at December 31, 2005. In conjunction with this payoff, we recognized a loan recovery of $5.0 million and interest and late fees of $2.0 million on the payoff of the loan. In March 2006, we completed the sale of the majority of the remaining loans held for sale that had a carrying value of approximately $32.5 million, in aggregate, at December 31, 2005, and recorded a pre-tax gain of approximately $1.7 million on the sale of these loans. Additionally, in September 2006, we recorded a $1.1 million write-down on the single remaining nonperforming loan held for sale and transferred the loan at its estimated fair value of $13.5 million back into our loan portfolio. We subsequently received a payoff on this nonperforming loan in December 2006 in the amount of the loan's adjusted carrying value;

     >> in December 2006, we completed the sale of $32.6 million of loans, which included approximately $14.8 million of acquired nonperforming loans, and recorded a pre-tax gain of approximately $3.7 million on the sale of these loans. In addition, we recognized loan charge-offs of $2.3 million in conjunction with the transfer of these commercial loans to our loans held for sale portfolio prior to their sale; and

     >> overall improvement in the level of nonperforming assets resulting from our continued focus on improving asset quality through an ongoing process of problem loan work-outs, exclusive of the deterioration of certain credit relationships discussed below; the sale of certain acquired nonperforming loans; the strengthening of certain loans; and loan payoffs and/or external refinancing of various credits, as further discussed below.

The overall reduction in our nonperforming assets was partially offset by deterioration within our one-to-four family residential loan portfolio as a result of current market conditions, and the deterioration of several credit relationships, primarily within our residential development and construction portfolio, during the later part of 2006 that were driven by current market conditions, including slowdowns in unit sales.

As further discussed under "Business --Lending Activities," the increase in nonperforming loans in 2005 was primarily attributable to the deterioration of a few large credit relationships in our Midwest region during the fourth quarter of 2005, partially offset by significant improvement in the overall level of our nonperforming loans during the first nine months of 2005. The increase in nonperforming loans in the fourth quarter of 2005 was primarily attributable to further deterioration of a small number of credit relationships in our Midwest region, including two large relationships of $14.9 million and $16.6 million, or $31.5 million in aggregate, that were acquired in the purchase of CIB Bank. On December 31, 2005, we recognized $7.6 million of loan charge-offs to reduce the loans to their estimated fair value, net of costs, that was expected to be realized at the time of the sale, and transferred approximately $59.7 million of nonperforming loans to our held for sale portfolio, which included several of the relationships that deteriorated during the fourth quarter of 2005 and one credit relationship of $12.4 million, which was included in nonperforming loans at December 31, 2004 with a value of $14.5 million. Included in these loan charge-offs and loans transferred to our held for sale portfolio were $6.0 million of loan charge-offs and approximately $49.6 million of nonperforming loans that were associated with our CIB Bank purchase. As previously discussed, during 2006, we sold the majority of these loans held in our loans held for sale portfolio, received payoffs on certain credits, and transferred one loan back into our loan portfolio and subsequently received payment in full of the remaining balance.

The improvement of our nonperforming loans during the first nine months of 2005 primarily resulted from: our continued emphasis on improving asset quality; the sale of approximately $14.3 million of certain acquired nonperforming loans; strengthening of certain loans; and loan payoffs and/or external refinancing of various credits, including $97.3 million of loan payoffs on 14 credit relationships during the first and second quarters of 2005. A portion of the loan payoffs and sales during the first quarter of 2005 pertaining to certain acquired nonperforming loans that were classified as loans held for sale as of December 31, 2004 contributed to a reallocation of the purchase price on our acquisition of CIB Bank, as further described in Note 2 to our Consolidated Financial Statements. We also recorded a $1.6 million write-down on an acquired parcel of other real estate owned to its estimated fair value based upon additional data received. This write-down was recorded as an acquisition-related adjustment in the first quarter of 2005 and is further discussed in Note 2 to our Consolidated Financial Statements. In addition, our nonperforming assets associated with our acquisition of SBLS in August 2004 decreased by $4.0 million during 2005, primarily resulting from $3.8 million of loan charge-offs, which reduced SBLS LLC's nonperforming assets to $2.3 million at December 31, 2005. SBLS LLC previously had a significant concentration of assets associated with the shrimping vessels industry, which were reflected in both nonperforming loans and other repossessed assets. The SBA agreed to repurchase SBLS LLC's entire shrimping vessels portfolio, and these loans were placed in liquidation status in 2005. Throughout 2006, the majority of these loans have been fully liquidated via completion of the sale of the underlying collateral and/or the collection of insurance proceeds associated with vessels that were heavily damaged by Hurricane Katrina and deemed to be irreparable.

The increase in nonperforming loans in 2004 was primarily associated with our 2004 acquisitions, partially offset by substantial improvement in our existing portfolio of nonperforming assets as a result of significant loan payoffs, the liquidation of foreclosed property, the sale of certain nonperforming loans and the sale of a portion of our commercial leasing portfolio. The increase in nonperforming loans in 2003 and 2002 was primarily attributable to the current economic conditions that existed during those periods, additional problems identified in two acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio related to the airline industry.

Loans past due 90 days or more and still accruing interest were $5.7 million and $5.6 million at December 31, 2006 and 2005, respectively, reflecting a decrease of approximately $23.1 million from $28.7 million at December 31, 2004. The overall levels of such delinquencies at December 31, 2006 and 2005 are primarily reflective of the continued growth in our loan portfolio. The substantial increase in 2004 resulted from our acquisitions of CIB Bank and CCB, which comprised $27.2 million of our loans past due 90 days or more and still accruing interest at December 31, 2004. A significant portion of these loans were past due as to contractual maturity and pending renewal at December 31, 2004; however, the majority of the loan payments were current and in accordance with the contractual terms of the underlying credit agreements.

Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.90%, 1.93% and 2.46% at December 31, 2006, 2005 and 2004,
respectively. Our allowance for loan losses as a percentage of nonperforming loans increased to 299.05% at December 31, 2006, from 139.23% and 175.65% at December 31, 2005 and 2004, respectively, and primarily resulted from the reduction in nonperforming loans in 2006. Our allowance for loan losses was $145.7 million at December 31, 2006, compared to $135.3 million and $150.7 million at December 31, 2005 and 2004, respectively. As further described in the table below and under "--Business - Lending Activities," the allowance for loan losses also reflects an increase of $5.2 million and $2.0 million in 2006 and 2005, respectively, and an increase of $33.8 million in 2004, of balances acquired in conjunction with our acquisitions, including a $15.7 million increase to reflect the application of our loss factors to CIB Bank's loan portfolio risk ratings, reflecting our strategies for more rapid resolution of certain acquired classified and nonperforming assets. This adjustment was partially offset by our reclassification, at the time of acquisition, of CIB Bank's specific reserves of $21.7 million as a reduction of the basis of the individual loan relationships (which had no impact on our net loan balances), and the transfer of $18.3 million of nonperforming loans to loans held for sale, resulting in a corresponding charge of $5.4 million to the allowance for loan losses to reduce the loans held for sale to their estimated fair value, net of broker costs, that was expected to be realized at the time of sale.

Loan charge-offs decreased to $22.2 million for the year ended December 31, 2006, compared to $33.1 million and $50.6 million for the comparable periods in 2005 and 2004, respectively. Loan recoveries were $15.4 million for the year ended December 31, 2006, compared to $19.8 million and $25.9 million for the comparable periods in 2005 and 2004, respectively. Loan charge-offs, net of recoveries, decreased to $6.8 million for the year ended December 31, 2006, compared to $13.4 million and $24.8 million for the comparable periods in 2005 and 2004, respectively. Net loan charge-offs for 2006 include $2.3 million of loans charged-off in conjunction with the transfer of certain commercial loans to the loans held for sale portfolio prior to their sale in the fourth quarter of 2006, and a $5.0 recovery recorded in the first quarter of 2006 on the payoff of a single nonperforming loan. Net loan charge-offs for 2005 included $7.6 million of charge-offs associated with the $59.7 million of loans transferred to our held for sale portfolio at December 31, 2005, as previously discussed. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including reduced loan demand and highly competitive markets within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses.

The level of nonperforming assets from our 2004 acquisitions significantly contributed to increased levels of problem loans and past due loans, and we anticipated the level of nonperforming and delinquent loans would continue during 2005 and, to a lesser degree, during 2006 as we worked to resolve the underlying issues associated with the nonperforming assets of the acquired portfolios, including our efforts to actively market and sell a significant portion of the nonperforming loans, as discussed above. In addition, although we have experienced improvement in our nonperforming asset levels in 2006, we continue our efforts to reduce the overall level of these assets in accordance with our credit risk guidelines.

As of December  31, 2006,  2005,  2004,  2003 and 2002,  $67.1  million,  $124.3 million, $161.8 million, $109.4 million and $98.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems, or problem loans. The decline in the level of problem loans during 2005 and 2006 primarily reflects improvement in the management of these loans and success in resolving certain of the problem loans associated with our 2004 and 2005 acquisitions. The significant increase in the level of problem loans for the year ended December 31, 2004 was primarily attributable to our acquisition of CIB Bank, in addition to internal portfolio growth and economic conditions within certain sectors of the markets in which we operate. The significant level of problem loans for the year ended December 31, 2003 was primarily due to continuing deterioration of our commercial leasing portfolio, internal and external portfolio growth, the gradual slow down and uncertainties that occurred in the economy in the markets in which we operate, as well as residual problem loans stemming from one of our 2001 acquisitions. Certain acquired loan portfolios exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in our acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans. Management continues its efforts to reduce nonperforming and problem loans and re-define overall strategy and business plans with respect to our loan portfolio as deemed necessary.

Our credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal credit reviews, external audits and regulatory bank examinations. The system requires the rating of all loans at the time they are originated or acquired, except for homogeneous categories of loans, such as residential real estate mortgage loans and consumer loans. These homogeneous loans are assigned an initial rating based on our experience with each type of loan. We adjust the ratings of the homogeneous loans based on payment experience subsequent to their origination.

We include adversely rated credits, including loans requiring close monitoring that would not normally be considered classified credits by regulators, on our monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added to our watch list whenever any adverse circumstance is detected which might affect the borrower's ability to comply with the contractual terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to our watch list. Loans on our watch list require periodic detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with credit review and credit administration staff members. Upgrades and downgrades of loan risk ratings may be initiated by the responsible loan officer. However, upgrades of risk ratings associated with significant credit relationships and/or problem credit relationships may only be made with the concurrence of appropriate regional or senior regional credit officers.

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

Since the methods of calculating the allowance requirements have not significantly changed over time, the reallocations among different categories of loans that appear between periods are the result of changes in the balances of the individual loans that comprise the aggregate portfolio due to the factors listed above. However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, as well as the overall economic trends and market trends, including our actual and expected trends in nonperforming loans. Consequently, while there are no specific allocations of the allowance resulting from economic or market conditions or actual or expected trends in nonperforming loans, these factors are considered in the initial assignment of risk ratings to loans and in subsequent changes to those risk ratings.

The following table is a summary of our loan loss experience for the five years ended December 31, 2006:

                                                                As of or For the Years Ended December 31,
                                                      -------------------------------------------------------------
                                                           2006        2005        2004         2003        2002
                                                           ----        ----        ----         ----        ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $  135,330     150,707     116,451       99,439       97,164
Acquired allowances for loan losses..................      5,208       1,989      33,752          757        1,366
Other adjustments (1)................................         --          --        (479)          --           --
                                                      ----------   ---------   ---------    ---------    ---------
                                                         140,538     152,696     149,724      100,196       98,530
                                                      ----------   ---------   ---------    ---------    ---------
Loans charged-off:
    Commercial, financial and agricultural...........     (6,905)    (10,500)    (26,550)     (23,476)     (45,697)
    Real estate construction and development.........     (6,202)     (7,838)     (3,481)      (5,825)      (7,778)
    Real estate mortgage:
       One-to-four family residential loans..........     (3,779)     (3,399)     (4,891)      (4,167)      (2,697)
       Multi-family residential loans................       (241)         --        (139)         (87)        (109)
       Commercial real estate loans..................     (3,635)     (9,699)     (9,995)      (1,708)      (2,747)
    Lease financing..................................       (607)       (491)     (4,536)     (19,160)      (8,426)
    Consumer and installment.........................       (834)     (1,196)     (1,051)      (1,350)      (3,070)
                                                      ----------   ---------   ---------    ---------    ---------
          Total......................................    (22,203)    (33,123)    (50,643)     (55,773)     (70,524)
                                                      ----------   ---------   ---------    ---------    ---------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      5,237      10,802      14,983       10,147        8,331
    Real estate construction and development.........      1,661       1,963         748        1,659          631
    Real estate mortgage:
       One-to-four family residential loans..........      1,066       1,953       1,597          781          628
       Multi-family residential loans................         --          --          27           99          792
       Commercial real estate loans..................      6,048       2,901       2,659        4,174        3,491
    Lease financing..................................        731       1,501       4,878        4,805          494
    Consumer and installment.........................        651         637         984        1,363        1,566
                                                      ----------   ---------   ---------    ---------    ---------
          Total......................................     15,394      19,757      25,876       23,028       15,933
                                                      ----------   ---------   ---------    ---------    ---------
          Net loans charged-off......................     (6,809)    (13,366)    (24,767)     (32,745)     (54,591)
                                                      ----------   ---------   ---------    ---------    ---------
Provision for loan losses............................     12,000      (4,000)     25,750       49,000       55,500
                                                      ----------   ---------   ---------    ---------    ---------
Allowance for loan losses, end of year............... $  145,729     135,330     150,707      116,451       99,439
                                                      ==========   =========   =========    =========    =========

Loans outstanding, net of unearned discount:
    Average.......................................... $7,472,089   6,436,970   5,509,054    5,385,363    5,424,508
    End of year......................................  7,666,481   7,020,771   6,137,968    5,328,075    5,432,588
    End of year, excluding loans held for sale.......  7,450,154   6,705,637   6,004,903    5,182,329    5,082,623
                                                      ==========   =========   =========    =========    =========

Ratio of allowance for loan losses
  to loans outstanding:
    Average..........................................       1.95%       2.10%       2.74%        2.16%        1.83%
    End of year......................................       1.90        1.93        2.46         2.19         1.83
    End of year, excluding loans held for sale.......       1.96        2.02        2.51         2.25         1.96
Ratio of net charge-offs to average
  loans outstanding..................................       0.09        0.21        0.45         0.61         1.01
Ratio of current year recoveries to
  preceding year's charge-offs.......................      46.48       39.01       46.40        32.65        50.66
                                                      ==========   =========   =========    =========    =========
---------------
(1) In December 2003, we established a $1.0 million  specific reserve for estimated losses on a $5.3 million letter of credit that was recorded in accrued and other  liabilities in our consolidated  balance sheets. In January 2004, the letter of credit was fully funded as a loan and the related $1.0 million specific reserve was reclassified from accrued and other liabilities to the allowance for loan losses. In June 2004, we reclassified $1.5 million from the allowance for loan losses to accrued and other  liabilities  to establish a specific  reserve  associated  with our commercial leasing portfolio sale and related recourse obligations for certain leases sold.


The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2006:

                                          2006              2005             2004              2003              2002
                                    ---------------- ----------------- ---------------- -----------------  ----------------
                                             Percent           Percent          Percent           Percent           Percent
                                               of                of               of                of                of
                                            Category          Category         Category          Category          Category
                                               of                of               of                of                of
                                              Loans             Loans            Loans             Loans             Loans
                                               to                to               to                to                to
                                              Total             Total            Total             Total             Total
                                     Amount   Loans   Amount    Loans   Amount   Loans   Amount    Loans   Amount    Loans
                                     ------   -----   ------    -----   ------   -----   ------    -----   ------    -----
                                                            (dollars expressed in thousands)
Commercial, financial
  and agricultural................  $ 47,973  25.24% $ 39,245   23.03% $ 46,195  25.57% $ 37,142   26.42%  $34,915   26.56%
Real estate construction
  and development.................    40,410  23.90    32,638   22.28    38,525  21.48    26,782   19.97    22,667   18.22
Real estate mortgage:
    One-to-four family
      residential loans...........    13,308  16.57    10,526   17.29     8,466  14.19     9,684   15.23     7,913   12.79
    Multi-family residential
      loans.......................        95   1.84        67    2.05        20   1.67       186    2.03        32    2.07
    Commercial real estate loans..    41,833  28.75    51,199   30.08    55,922  34.01    36,632   31.20    28,477   30.13
Lease financing...................        87     --       315    0.04       628   0.10     4,830    1.26     3,649    2.33
Consumer and installment..........     1,035   0.88       757    0.74       617   0.81       668    1.15       703    1.46
Loans held for sale...............       988   2.82       583    4.49       334   2.17       527    2.74     1,083    6.44
                                    -------- ------  --------  ------  -------- ------  --------  ------   -------  ------
      Total.......................  $145,729 100.00% $135,330  100.00% $150,707 100.00% $116,451  100.00%  $99,439  100.00%
                                    ======== ======  ========  ======  ======== ======  ========  ======   =======  ======

Deposits

Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

The following table sets forth the distribution of our average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits:


                                                               Year Ended December 31,
                                ----------------------------------------------------------------------------------------
                                          2006                          2005                           2004
                                --------------------------  -----------------------------  -----------------------------
                                            Percent                       Percent                        Percent
                                              of                            of                             of
                                  Amount   Deposits  Rate     Amount     Deposits  Rate       Amount    Deposits   Rate
                                  ------   --------  ----     ------     --------  ----       ------    --------   ----
                                                          (dollars expressed in thousands)

Noninterest-bearing demand
  deposits....................  $1,267,681   15.82%    --%  $1,257,277     17.45%    --%    $1,100,072    17.83%     --%
Interest-bearing demand
  deposits....................     962,956   12.01   0.85      905,613     12.57   0.49        856,765    13.89    0.41
Savings deposits..............   2,152,419   26.86   2.48    2,135,156     29.64   1.39      2,175,425    35.27    0.93
Time deposits.................   3,631,516   45.31   4.28    2,906,601     40.34   3.21      2,036,323    33.01    2.43
                                ----------  ------   ====   ----------    ------   ====     ----------   ------    ====
    Total average deposits....  $8,014,572  100.00%         $7,204,647    100.00%           $6,168,585   100.00%
                                ==========  ======          ==========    ======            ==========   ======

Capital and Dividends

Historically, we have accumulated capital to support our acquisitions by retaining most of our earnings. We pay relatively small dividends on our Class A convertible, adjustable rate preferred stock and our Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 2006, 2005 and 2004.

Management believes as of December 31, 2006 and 2005, First Bank and we were "well capitalized," as defined in regulations adopted pursuant to the FDIC Improvement Act of 1991. First Bank's and our actual and required capital ratios are further described in Note 21 to our Consolidated Financial Statements.

As of December 31, 2006, we had nine affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our Consolidated Financial Statements, the sole assets of the statutory and business trusts are our subordinated debentures.

A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2006, is as follows:

                                  Date of Trust                              Interest     Preferred     Subordinated
    Name of Trust                   Formation         Type of Offering         Rate       Securities     Debentures
    -------------                   ---------         ----------------         ----       ----------     ----------

First Bank Capital Trust           April 2002         Private Placement      Variable    $25,000,000    $25,774,000
First Preferred Capital Trust IV  January 2003      Publicly Underwritten      8.15%      46,000,000     47,422,700
First Bank Statutory Trust         March 2003         Private Placement        8.10%      25,000,000     25,774,000
First Bank Statutory Trust II    September 2004       Private Placement      Variable     20,000,000     20,619,000
First Bank Statutory Trust III    November 2004       Private Placement      Variable     40,000,000     41,238,000
First Bank Statutory Trust IV     February 2006       Private Placement      Variable     40,000,000     41,238,000
First Bank Statutory Trust V       April 2006         Private Placement      Variable     20,000,000     20,619,000
First Bank Statutory Trust VI       June 2006         Private Placement      Variable     25,000,000     25,774,000
First Bank Statutory Trust VII    December 2006       Private Placement      Variable     50,000,000     51,547,000

For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital. Because of these limitations, as of December 31, 2006, $19.8 million of the trust preferred securities was not eligible for inclusion in our Tier 1 capital; however, this amount was eligible for inclusion in our total risk-based capital. In addition, as further described in Note 25 to our Consolidated Financial Statements, in February 2007, we issued $25.8 million of subordinated debentures to First Bank Statutory Trust VIII, a newly-formed Delaware statutory trust.

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.86 billion and $1.72 billion at December 31, 2006 and 2005, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at December 31, 2006:

                                                          Certificates of Deposit    Other
                                                            of $100,000 or More    Borrowings        Total
                                                            -------------------    ----------        -----
                                                                      (dollars expressed in thousands)

     Three months or less....................................   $  506,143           174,874         681,017
     Over three months through six months....................      323,862             5,000         328,862
     Over six months through twelve months...................      410,917            13,000         423,917
     Over twelve months......................................      178,657           246,025         424,682
                                                                ----------         ---------       ---------
         Total...............................................   $1,419,579           438,899       1,858,478
                                                                ==========         =========       =========

In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2006 and 2005, First Bank's borrowing capacity under the agreement was approximately $639.1 million and $743.6 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $666.0 million and $679.3 million at December 31, 2006 and 2005, respectively. We had FHLB advances outstanding of $4.0 million and $39.3 million at December 31, 2006 and 2005, respectively, all of which represent advances assumed in conjunction with various acquisitions. On March 17, 2006 and May 10, 2006, we prepaid $20.5 million and $14.8 million of FHLB advances, respectively, that were assumed in conjunction with previous acquisitions, as further described in Note 10 to our Consolidated Financial Statements.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2006 were as follows:

                                                Less Than         1-3          3-5         Over
                                                  1 Year         Years        Years       5 Years      Total
                                                  ------         -----        -----       -------      -----
                                                                 (dollars expressed in thousands)

     Operating leases.......................    $   14,175       25,728       16,106       36,984       92,993
     Certificates of deposit (1)............     3,185,226      513,793      116,744       11,701    3,827,464
     Other borrowings.......................       172,874      201,025           --           --      373,899
     Notes payable..........................        30,000       35,000           --           --       65,000
     Subordinated debentures................            --           --           --      297,966      297,966
     Other contractual obligations (2)......        57,861          135            8           15       58,019
                                                ----------     --------     --------     --------    ---------
         Total..............................    $3,460,136      775,681      132,858      346,666    4,715,341
                                                ==========     ========     ========     ========    =========
     ----------------------------
     (1)  Amounts  exclude  the  related interest expense accrued on these obligations as of December 31, 2006.
     (2)  Amounts include the obligation related to our repayment in full of the $56.9 million of  subordinated debentures  issued  to  First  Preferred  Capital  Trust  III, which is included in accrued and other liabilities in our consolidated balance sheets, as further described in Note 12 to  our  Consolidated
          Financial  Statements.  Amounts exclude the related interest expense accrued on this obligation as of
          December 31, 2006.

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

Loans and Allowance for Loan Losses. We maintain an allowance for loan losses at a level we consider adequate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, the fair value of underlying loan collateral, our customers' ability to repay their loans and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses. For further discussion, refer to "--Loans and Allowance for Loan Losses" and Note 4 to our Consolidated Financial Statements appearing elsewhere in this report.

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

Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and/or discontinuation of hedge accounting are likely to result in increased volatility in our reported earnings. For cash flow hedges, this would result as more or all of the change in the fair value of the affected derivative being reported in noninterest income. For fair value hedges, there may be some impact on our reported earnings as the change in the fair value of the affected derivative may not be offset by changes in the fair value of the underlying hedged asset or liability. For further discussion, refer to "--Effects of New Accounting Standards," "--Interest Rate Risk Management" and Note 5 to our Consolidated Financial Statements appearing elsewhere in this report.

Deferred Tax Assets. We recognize deferred tax assets for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. For further discussion, refer to "--Comparison of Results of Operations for 2006 and 2005 - Provision for Income Taxes," "--Comparison of Results of Operations for 2005 and 2004 - Provision for Income Taxes," and Note 13 to our Consolidated Financial Statements appearing elsewhere in this report.

Business Combinations. We emphasize acquiring other financial institutions as one means of achieving our growth objectives. The determination of the fair value of the assets and liabilities acquired in these transactions, as well as the returns on investment that may be achieved, requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income streams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income streams were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility in our reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which may impact our reported earnings and directly impacts our regulatory capital levels. For further discussion, refer to "--Acquisitions" and Note 2, Note 8 and Note 21 to our Consolidated Financial Statements appearing elsewhere in this report.

Effects of New Accounting Standards

In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairment. The FSP was effective for reporting periods beginning after December 15, 2005. On January 1, 2006, we implemented the requirements of FSP FAS 115-1 and FAS 124-1, which did not have a material effect on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154 -- Accounting Changes and Error Corrections. SFAS No. 154, a replacement of Accounting Principles Bulletin Opinion No. 20 -- Accounting Changes and SFAS No. 3 -- Reporting Accounting Changes in Interim Financial Statements, requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 was effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application was permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. On January 1, 2006, we implemented the requirements of SFAS No. 154, which did not have a material effect on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 -- Accounting For Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 -- Accounting For Derivative Instruments and Hedging Activities and SFAS No. 140. SFAS No. 155 allows entities to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host instrument, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. In January 2007, the FASB posted to its website revisions to certain SFAS No. 133 implementation issues that were affected by the issuance of SFAS No. 155 and SFAS No. 156 (discussed below). These revisions provide a narrow scope exception for securitized interests in prepayable financial assets that only contain an embedded derivative that results from the embedded call options in the underlying prepayable financial assets if certain criteria are met. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of the fiscal year unless the entity has already issued interim financial statements during that fiscal year. We are currently evaluating the requirements of SFAS No. 155 to determine its impact on our financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets. SFAS No. 156, an amendment of FASB SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, addresses the recognition and measurement of separately recognized servicing assets and liabilities and allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 156 on January 1, 2007, which did not have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The FASB Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The FASB Interpretation is effective for fiscal years beginning after December 15, 2006. We implemented FASB Interpretation No. 48 on January 1, 2007, which did not have a material impact on our financial condition, results of operations, or our beginning retained earnings.

In September 2006, the SEC issued SEC Staff Accounting Bulletin, or SAB, No. 108
- Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses the methods in which uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements, and requires an entity to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. The SAB does not change the SEC staff's previous guidance on evaluating the materiality of errors in financial statements. SAB No. 108 allows an entity to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. In December 2006, we implemented the requirements of SAB No. 108, which had no impact on our financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No.
115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Retrospective application is not allowed. Early adoption is permitted as of the beginning of an entity's fiscal year that begins on or before November 15, 2007, provided the entity also elects to adopt all of the provisions of SFAS No. 157 at the early adoption date. We are currently evaluating the requirements of SFAS No. 159 to determine their impact on our financial condition and results of operations.

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

The financial statements and supplementary data appear on pages 63 through 106 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors and Committees of the Board

Our Board of Directors consists of seven members. The Board determined that Messrs. Gundaker, Steward and Yaeger are independent. Each of our directors identified in the following table was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.



                                       Director               Principal Occupation(s) During Last Five Years
           Name                 Age      Since                    and Directorships of Public Companies
           ----                 ---      -----                    -------------------------------------


James F. Dierberg (1)            69      1979      Chairman of the Board of Directors of First Banks, Inc. since 1988;
                                                   Chief  Executive  Officer of First  Banks,  Inc. from 1988 to April
                                                   2003;  President  of First  Banks,  Inc. from 1979 to 1992 and from
                                                   1994 to October 1999; Chairman of the Board of Directors, President
                                                   and Chief Executive  Officer of First Banks America,  Inc.from 1994 until its merger with First Banks, Inc. in December 2002.

Allen H. Blake (2)               64      1988      President of First Banks,  Inc. since October 1999; Chief Executive
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






Terrance M. McCarthy (2)         52      2003      Senior  Executive  Vice  President and Chief  Operating  Officer of
                                                   First Banks, Inc. since August 2002;  Director of First Banks, Inc.
                                                   since April 2003;  Director of First Banks America,  Inc. from July
                                                   2001 until its merger with First  Banks,  Inc.  in  December  2002;
                                                   Executive Vice President of First Banks America,  Inc. from 1999 to
                                                   December  2002;  Chairman of the Board of  Directors  of First Bank
                                                   since January 2003;  President and Chief Executive Officer of First
                                                   Bank  since  August  2002;  Chairman  of the  Board  of  Directors,
                                                   President and Chief Executive  Officer of First Bank and Trust from
                                                   April 2000 until its merger with and into First Bank in March 2003.

Steven F. Schepman (1)           34      2004      Director  of  First  Banks,  Inc.  since  July  2004;  Senior  Vice
                                                   President and Chief  Financial  Officer of First Banks,  Inc. since
                                                   August 31, 2005;  Director of First Bank from April 2001 to October
                                                   2004;  Senior Vice President - Private Banking,  Wealth  Management
                                                   and Trust  Services of First Bank from  November 2000 to August 31,
                                                   2005;  From May 1999 to November 2000, Mr. Schepman was employed in various other senior management capacities with First Banks, Inc.

Gordon A. Gundaker (3)           73      2001      President and Chief Executive  Officer of Coldwell Banker Gundaker,
                                                   a  full-service  real  estate  brokerage  company,  in  St.  Louis,
                                                   Missouri.

David L. Steward (3)             55      2000      Chairman  of the  Board  of  Directors  of  World  Wide  Technology
                                                   Holding Co., Inc., an electronic  procurement and logistics company in the information  technology  industry,  in St. Louis,  Missouri;
                                                   Director   of   Centene   Corporation,   Civic   Progress   of  St.
                                                   Louis,  the St. Louis  Regional  Commerce  and Growth  Association,
                                                   the Regional Business Council,  Webster  University,  Barnes Jewish
                                                   Hospital,  the United  Way of Greater  St.  Louis and  Greater  St.
                                                   Louis Area Council - Boy Scouts of America.

Douglas H. Yaeger (3)(4)         58      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                   Officer  of The  Laclede  Group,  Inc.,  an exempt  public  utility holding company in St. Louis,  Missouri since 2001; Chairman of the
                                                   Board of  Directors,  President  and  Chief  Executive  Officer  of
                                                   Laclede Gas Company  since 1999;  President  of Laclede Gas Company since 1997;  Director  and Chief  Operating  Officer of Laclede Gas
                                                   Company from 1997 to 1999;  Executive  Vice  President - Operations and  Marketing of Laclede Gas Company  from 1995 to 1997;  Director and  past  Chairman of  the  Board  of  Directors  of the St. Louis
                                                   Regional  Commerce  and  Growth  Association;  Director  and   past
                                                   Chairman of  Southern  Gas  Association;  Director of  American Gas
                                                   Association; Director and incoming Chairman of the Missouri  Energy
                                                   Development  Association;  Commissioner  of  the  St. Louis Science
                                                   Center;  Director of  Barnes-Jewish  Hospital,  Greater  St.  Louis
                                                   Area  Council  - Boy  Scouts of  America,  The   Municipal  Theatre
                                                   Association  of St.  Louis,  the  United Way of Greater  St.  Louis
                                                   and  Webster  University;  President  of Civic Progress.
--------------------------------------
(1)  Mr. Steven F. Schepman is the son-in-law of Mr. James F. Dierberg.
(2)  At the regular meeting of the First Banks, Inc. Board of Directors  held  on January 26, 2007, Mr. Allen H. Blake announced his retirement and resigned his positions as a Director, President and Chief Executive Officer of First
     Banks,  effective  March 31, 2007.  Upon  acceptance  of  Mr. Blake's resignation, the Board of Directors elected
     Mr. Terrance M. McCarthy as President and Chief Executive Officer of First Banks, effective April 1, 2007.
(3)  Member of the Audit Committee.
(4)  Mr. Douglas H. Yaeger serves as Chairman of the Audit Committee and the audit committee financial expert.


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

The members of the Audit Committee as of March 28, 2007 were Mr. Gordon A. Gundaker, Mr. David L. Steward and Mr. Douglas H. Yaeger, who serves as the Chairman of the Audit Committee and the audit committee financial expert.

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

The Audit Committee reviewed with the Independent Registered Public Accounting Firm, who is responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with U.S. generally accepted accounting principles, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended. In addition, the Audit Committee discussed with the Independent Registered Public Accounting Firm its independence from management and the Company, including the matters required by Standard No. 1 of the Independence Standards Board, and the Audit Committee considered the compatibility of non-audit services provided by the Independent Registered Public Accounting Firm with the firm's independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by Standard No. 1 of the Independence Standards Board.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2006 for filing with the SEC.

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

Executive Officers

Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 28, 2007, were as follows:


                                             Current First Banks                     Principal Occupation(s)
          Name                 Age              Office(s) Held                       During Last Five Years
          ----                 ---              --------------                       ----------------------

James F. Dierberg              69    Chairman of the Board of Directors.     See  "Item  10  -  Directors,  Executive
                                                                             Officers  and  Corporate   Governance  -
                                                                             Board of Directors."

Allen H. Blake                 64    President,  Chief Executive  Officer    See  "Item  10  -  Directors,  Executive
                                     and Director.                           Officers  and  Corporate   Governance  -
                                                                             Board of Directors."

Terrance M. McCarthy           52    Senior   Executive  Vice  President,    See  "Item  10  -  Directors,  Executive
                                     Chief    Operating    Officer    and    Officers  and  Corporate   Governance  -
                                     Director;  Chairman  of the Board of    Board of Directors."
                                     Directors,   President   and   Chief
                                     Executive Officer of First Bank.

Steven F. Schepman             34    Senior   Vice    President,    Chief    See  "Item  10  -  Directors,  Executive
                                     Financial Officer and Director.         Officers  and  Corporate   Governance  -
                                                                             Board of Directors."

Russell L. Goldammer           50    Executive  Vice  President and Chief    Executive   Vice   President  and  Chief
                                     Information Officer.                    Information   Officer   since   November
                                                                             2004;  Chief   Information   Officer  of
                                                                             Outsourcing Solutions,  Inc., St. Louis,
                                                                             Missouri,  from  April  2001 to  October
                                                                             2004;  Senior  Vice  President  of  U.S.
                                                                             Bank  in  Milwaukee,   Wisconsin,   from
                                                                             October 1999 to April 2001.

Daniel W. Jasper               61    Executive  Vice  President and Chief    Executive   Vice   President  and  Chief
                                     Credit    Officer;    Director   and    Credit  Officer  of  First  Banks,  Inc.
                                     Executive  Vice  President  of First    since   October   2003;    Senior   Vice
                                     Bank.                                   President   and  Acting   Chief   Credit
                                                                             Officer of First  Banks,  Inc.  from May
                                                                             2003  to  October   2003;   Senior  Vice
                                                                             President  -  Credit  Administration  of
                                                                             First Banks, Inc. from 1995 to May 2003.

F. Christopher McLaughlin      53    Executive    Vice   President    and    Executive Vice President and Director of
                                     Director  of  Sales,  Marketing  and    Sales,  Marketing and of Products  First
                                     Products; Director of First Bank.       Banks,   Inc.  since   September   2003;
                                                                             Director  of  First  Bank  since  Otober
                                                                             2004; Executive  Vice President-Personal
                                                                             Banking  Division,   HSBC  Bank  USA  in
                                                                             Buffalo,  New  York  from  1998  to June
                                                                             2002; Independent  Consultant  from July
                                                                             2002 to August 2003.


Mary P. Sherrill               52    Executive    Vice    President   and    Executive  Vice  President  and Director
                                     Director of Operations;  Director of    of  Operations  of  First  Banks,   Inc.
                                     First Bank.                             since  April  2003;  Director  of  First
                                                                             Bank  since  April  2003; Director, Vice
                                                                             Chairman  and  Chief  of Bank Operations
                                                                             Southwest  Bank  in  St. Louis, Missouri
                                                                             from April 1999 to March 2003.


Item 11.  Executive Compensation

Compensation Discussion and Analysis. As outlined in the stock ownership table included in "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," all of our voting stock is owned by various trusts, established by and administered by and for the benefit of Mr.

James F. Dierberg, our Chairman of the Board, and members of his immediate family. Therefore, we do not use equity awards in our compensation program.

The objective of our executive compensation policies and practices is to attract and retain talented key executives that will contribute to the achievement of strategic goals and the growth and success of the Company in order to enhance the long-term value of our Company. Compensation is based upon the achievement of corporate goals and objectives, as established by key corporate executives and reported to the Board of Directors. Rewards for performance are designed to motivate the continued strong performance of key executives on a long-term basis.

Our executive compensation programs are designed to reward the achievement of financial results in accordance with our corporate goals and objectives. The elements of our executive compensation programs include base salary, annual bonus compensation and the ability to participate in a nonqualified deferred compensation plan. Our executive compensation programs are cash-based and do not include any other forms of non-cash compensation. We do not provide the named executive officers with employment contracts or severance agreements, and consequently, we are under no obligation to make additional payments to any of the named executive officers in the event of severance, change in control, retirement or resignation. The individual components of compensation to executive officers are periodically evaluated using various factors, as further discussed below.

Salary. Base salaries of executive officers are dependent upon the evaluation of certain factors and are based, in part, on non-quantifiable considerations, at the discretion of the Chairman and/or certain executive officers. The level of base salaries of executive officers is designed to reward the officer's performance based upon an evaluation of the following factors: (i) the performance of the Company and the achievement of corporate goals and objectives, considering general business and industry conditions, among other factors, and the contributions of specific executives towards the overall performance; (ii) each executive officer's areas of responsibility and the Company's performance in those areas; and (iii) the level of compensation paid to comparable executives by other financial institutions of comparable size in the market areas in which we operate to ensure we maintain a competitive compensation package. Our corporate goals and objectives provide particular measurements to which the Board of Directors and executive management assign significance, such as net income, organic and external growth in target market areas, expense control, net interest margin, credit quality, and regulatory examination results. These factors are taken into consideration by the Chairman of the Board, who evaluates the appropriate base salary and related annual salary increases of the President and Chief Executive Officer, and by the Chairman of the Board and certain senior executive officers, who evaluate the appropriate base salary and related annual salary increases of executive officers and other employees. Base salaries of executive officers are reviewed on an ongoing basis and are generally adjusted on an annual basis, and may be further adjusted periodically as a result of significant changes in responsibility, employment market conditions, and other factors.

Bonus. We offer our key executive officers additional compensation through an Executive Incentive Compensation Plan, or the Plan. The objectives of the Plan are to promote superior short-term and long-term financial performance of the Company through its key executives; to reward those key executive officers who deliver solid results with market-competitive incentives; and to attract, motivate and retain skilled and experienced individuals who can increase the size and profitability of the Company. Our Chairman of the Board has full discretion to determine on an annual basis those executives who are eligible to participate in the Plan. Each of the named executive officers is a participant in the Plan, along with certain other executive officers, with the exception of Mr. Schepman, son-in-law to Mr. James F. Dierberg, as lineal descendants of Mr. Dierberg and their spouses are not eligible to participate in Plan. Mr. Schepman received a discretionary bonus in 2006.

The bonus award amounts under the Plan are determined by a mathematical formula that is based primarily on our weighted average return on equity multiplied by a weighting component and the named executive officer's annual salary. Payments under the Plan are made annually based upon the results of the above-referenced formulas, unless determined otherwise by the Board of Directors for the Chief Executive Officer or by the Chief Executive Officer for the other participants. In considering any adjustment to payments to other executive officers, the Chief Executive Officer will evaluate each executive officer's contribution to improving our return on equity during the plan year.

Deferred Compensation. We offer a deferred compensation plan to the executive officers and other key employees to promote retention by providing a long-term savings opportunity on a tax-effective basis.

The Board of Directors and President and Chief Executive Officer periodically review the various components of our executive compensation programs. The salaries paid, annual bonuses awarded and deferred compensation balances for the named executives in 2006 are further described in the "Summary Compensation Table" and "Nonqualified Deferred Compensation Table" below.

Executive Compensation. The following table sets forth certain information regarding compensation earned by the named executive officers for the year ended December 31, 2006:

                                      SUMMARY COMPENSATION TABLE
                                      --------------------------


                                                                      All Other
Name and Principal Position(s)            Salary (1)    Bonus (1)    Compensation (2)     Total (1)
------------------------------            ------        -----        ------------         -----

James F. Dierberg                       $ 610,000           --           8,800           618,800
Chairman of the Board of Directors

Allen H. Blake                            470,000      413,800           8,800           892,600
President and Chief Executive Officer

Steven F. Schepman                        175,400       20,000           8,300           203,700
Senior Vice President
and Chief Financial Officer

Terrance M. McCarthy                      409,000      345,000           8,800           762,800
Senior Executive Vice President
and Chief Operating Officer

Daniel W. Jasper                          245,600      215,000           8,800           469,400
Executive Vice President
and Chief Credit Officer
--------------------------
(1) Salary and bonus reported for Messrs.  Allen H. Blake, Steven F. Schepman,  Terrance M. McCarthy
    and Daniel W. Jasper include  payments  deferred in our NQDC Plan, as further  described  below,
    of $300,900, $5,000, $213,400 and $67,600,   respectively,  or  an aggregate of $586,900. Salary
    reported for Mr.  Dierberg  did not include  any  payments  deferred in our NQDC Plan.  Earnings by  the  named  executives  on  their  NQDC  Plan  balances did  not include any above-market or preferential earnings.
(2) All other compensation reported reflects matching contributions to our 401(k) Plan.

Nonqualified Deferred Compensation. Officers that meet certain position and base salary criteria and non-employee directors are eligible to participate in our Nonqualified Deferred Compensation Plan, or NQDC Plan. Participants are allowed to defer, on an annual basis, up to 25% of their salary and up to 100% of their bonus payments, and hypothetically invest in various investment options available in the NQDC Plan that are selected by the participant and may be changed by the participant at any time. These investment options mirror the investment options that we offer through our 401(k) plan and include various investment funds such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds.

The NQDC Plan allows for us to credit the deferred compensation accounts of any participant with discretionary contributions, however, we have not made any such discretionary contributions under the NQDC Plan since its inception. Any such contributions, if made, would vest over a five-year period. Earnings or losses on participant account balances resulting from the participant's investment choices are credited or charged to the participant accounts on a monthly basis. We recognized these earnings or losses in our consolidated statements of income on a monthly basis. In the event of retirement, payment of the vested portion of the participant's deferred compensation account balance is either made through a single lump sum payment or annual payments over five or ten years, subject to the election by the participant. Payment of the vested portion of the participant's deferred compensation account balance is made through a single lump sum payment in the event the participant terminates his or her employment for reasons other than retirement. We did not make any withdrawals or distributions to the named executive officers or the non-employee directors from our NQDC Plan for the year ended December 31, 2006.

The following table sets forth certain information regarding nonqualified deferred compensation earned by the named executive officers for the year ended December 31, 2006:


                         NONQUALIFIED DEFERRED COMPENSATION TABLE
                         ----------------------------------------


                                       Executive             Aggregate           Aggregate
                                    Contributions in        Earnings in          Balance at
Name and Principal Position(s)      Last Fiscal Year (1) Last Fiscal Year    December 31, 2006
------------------------------      ----------------     ----------------    -----------------

James F. Dierberg                     $      --               22,200              392,800 (2)
Chairman of the Board of Directors

Allen H. Blake (3)                      300,900               65,700            1,111,100 (4)
President and Chief Executive Officer

Steven F. Schepman                        5,000                  200                5,200
Senior Vice President
and Chief Financial Officer

Terrance M. McCarthy                    213,400               52,700              502,300 (5)
Senior Executive Vice President
and Chief Operating Officer

Daniel W. Jasper                         67,600               18,600              187,200 (6)
Executive Vice President
and Chief Credit Officer
----------------------------
(1)  All executive contributions represent the deferral of base salary and/or  bonus  payments reflected  in  the "Summary  Compensation Table."  We  did  not  make  any  discretionary contributions under the NQDC Plan as of and for the year ended December 31, 2006.
(2)  Of this amount, $305,500 represents deferrals of cash consideration from prior years that were reflected in the "Summary Compensation Table" in our  Annual Report on Form 10-K for
     the  relevant  years.  The  remaining  balance  represents the cumulative earnings on the original deferred amounts and the participant's 2006 activity.
(3)  Following his retirement,  which  will be effective on March 31, 2007, Mr. Allen H. Blake will receive his NQDC Plan participant account balance, which  is fully vested, in annual distributions over a period of ten years.
(4)  Of this amount, $605,800 represents deferrals of cash consideration from prior years that were reflected in the "Summary Compensation Table" in our  Annual Report on Form 10-K for
     the relevant years. The  remaining  balance  represents  the  cumulative earnings on  the original deferred amounts and the participant's 2006 activity.
(5)  Of this amount, $189,900 represents deferrals of cash consideration from prior years that were reflected in the "Summary Compensation Table" in our  Annual Report on Form 10-K for
     the  relevant  years. The  remaining  balance  represents the cumulative  earnings on the original deferred amounts and the participant's 2006 activity.
(6)  Of this amount, $92,500 represents deferrals of cash consideration from  prior years that were reflected in the "Summary Compensation Table" in our  Annual Report on Form 10-K for
     the  relevant years. The  remaining  balance  represents  the  cumulative earnings on the original deferred amounts and the participant's 2006 activity.

Potential Payments Upon Termination. Upon termination of employment, the executive officers will receive payments of their vested portion of the executive's deferred compensation account balance under our NQDC Plan as described above.

Compensation of Directors. The following table sets forth compensation earned by the named non-employee directors for the year ended December 31, 2006:


                           DIRECTOR COMPENSATION TABLE
                           ---------------------------


                                           Fees
                                          Earned
                                          or Paid
Name                                      in Cash          Total
----                                      -------          -----

Gordon A. Gundaker                       $ 29,000         29,000

David L. Steward (1)                       29,000         29,000

Hal J. Upbin (2)                            8,000          8,000

Douglas H. Yaeger (1)(3)                   33,000         33,000
-----------------------------
(1) Fees paid for Messrs. David L. Steward and Douglas H. Yaeger include payments deferred in our NQDC Plan of $29,000 and $33,000, respectively, or an aggregate of $62,000. Earnings by the directors on their NQDC Plan balances did not include any above-market or preferential earnings.
(2) Mr. Hal J. Upbin resigned his positions as a Director and as an independent member of the Audit Committee at the regular meeting of the First Banks Board of Directors held on January 27, 2006.
(3) Mr. Douglas H. Yaeger serves as Chairman of the Audit Committee and the audit committee financial expert.

Our executive officers that are also directors do not receive remuneration other than salaries and bonuses for serving on our Board of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Such non-employee directors, as shown in the table above, received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended in 2006. Messr. Douglas H. Yaeger also received a fee of $4,000 per calendar quarter for his service as Chairman of the Audit Committee, and Messrs. Gordon A. Gundaker, David L. Steward and Hal J. Upbin also received a fee of $3,000 per calendar quarter for their service as members of the Audit Committee. Our non-employee directors are also eligible to participate in our NQDC Plan. Our directors do not receive any retainers or other compensation, and there are no arrangements for amounts to be paid to directors upon resignation or any other termination of such director or a change in control of the Company. The Audit Committee is currently the only committee of our Board of Directors.

Compensation Committee Interlocks and Insider Participation. We do not have a compensation committee, therefore, our Board of Directors performs the functions of such a committee. Messrs. Dierberg, Blake, McCarthy and Schepman serve or have served as executive officers and/or members of our Board of Directors. Except for the foregoing, none of our executive officers served during 2006 as a member of our compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

See further information regarding transactions with related parties in Note 19 to our Consolidated Financial Statements appearing on pages 100 through 101 of this report.

Compensation Committee Report.

Our Board of Directors, which performs the functions of our compensation committee, has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Board of Directors recommended the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2006.

                           Board of Directors
                           ------------------

                           James F. Dierberg, Chairman of the Board of Directors Allen H. Blake
                           Gordon A. Gundaker
                           Terrance M. McCarthy
                           Steven F. Schepman
                           David L. Steward
                           Douglas H. Yaeger

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2007, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

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
--------------------
 *    Represents less than 1.0%.
(1)   Each of the above-named trustees and beneficial owners are  United  States  citizens, and the business address for each such individual is 135 North Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg,
      our  Chairman  of  the  Board, and  Mrs. Mary W. Dierberg, are husband and wife, and Messrs.  James F.
      Dierberg II and Michael J. Dierberg  and  Mrs. Ellen D. Schepman, formerly Ms. Ellen C. Dierberg,  are their adult children.
(2)   Due to the relationship  between Mr. James F. Dierberg,  his wife and their children,  Mr. Dierberg is deemed to share voting and investment power over these shares.
(3)   Due to the  relationship  between Mr.  James F.  Dierberg,  his wife and First Bank,  Mr.  Dierberg is deemed to share voting and investment power over these shares.
(4)   Convertible  into  common  stock, based  on  the  appraised  value of  the common stock at the date of conversion.  Assuming  an  appraised  value of the common stock equal to the book value, the number of shares of common stock into  which  the Class A Preferred Stock is convertible at December 31, 2006 is
      385, which shares are not included in the above table.
(5)   Sole voting and investment power.

Item  13. Certain   Relationships  and  Related   Transactions,   and   Director
          Independence

Review and Approval of Related Person Transactions. We review all relationships and transactions in which we and our directors and executive officers and their immediate family members and entities in which such persons have a significant interest are participants to determine whether such persons have a direct or indirect material interest. Our management collects information from the executive officers and the directors regarding the related person transactions and determines whether we or a related person has a direct or indirect material interest in the transaction. If we determine that a transaction is directly or indirectly material to us or a related person, then the transaction is disclosed in accordance with applicable requirements. In addition, the Audit Committee of our Board of Directors reviews and approves or ratifies any related person transaction that is required to be so disclosed. In the event that a member of the Audit Committee is a related person to such a transaction, such member may not participate in the discussion or vote regarding approval or ratification of the transaction.

Related Person Transactions. Outside of normal customer relationships, no directors, executive officers or shareholders holding over 5% of our voting securities, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationship with our subsidiaries or us, other than that which arises by virtue of such position or ownership interest in our subsidiaries or us, except as set forth in "Item 11
- Executive Compensation - Compensation of Directors," or as described in the following paragraphs.

First Bank has had in the past, and may have in the future, loan transactions and related banking services in the ordinary course of business with our directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. First Bank does not extend credit to our officers or to officers of First Bank, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

Certain of our shareholders, directors and officers and their respective affiliates have deposit accounts and related banking services with First Bank. It is First Bank's policy not to permit any of its officers or directors or their affiliates to overdraw their respective deposit accounts. Deposit account overdraft protection may be approved for persons or entities under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

Transactions with related parties, including transactions with affiliated persons and entities, are described in Note 19 to our Consolidated Financial Statements on pages 100 through 101 of this report.

Director Independence. Our Board of Directors has determined that Messrs. Gordon
A. Gundaker, David L. Steward and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee of the Board of Directors is composed only of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the New York Stock Exchange, or NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors' and officers' questionnaire. The Board of Directors considered each of the related person transaction discussed above in making its independence determination.

First Banks has only preferred securities listed on the NYSE and, pursuant to the General Application section of NYSE Rule 303A, is not subject to NYSE Rule 303A.01 requiring a majority of independent directors. Messrs. Dierberg, Blake, McCarthy and Schepman are not independent because they are each current or former executive officers of the company.

Item 14.  Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

During 2006 and 2005, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2006 and 2005:

                                                                                       2006          2005
                                                                                       ----          ----

           Audit fees, excluding audit related fees (1).........................    $ 601,500      820,500
           Audit related fees...................................................           --           --
           Tax fees (2).........................................................       82,637      111,676
           All other fees.......................................................           --           --
                                                                                    ---------     --------
                  Total.........................................................    $ 684,137      932,176
                                                                                    =========     ========
           ------------------------
          (1)  For 2006 and 2005, audit fees include the audits of the consolidated financial statements of
               First Banks and SBLS LLC, as well as services  provided  for  reporting  requirements  under
               FDICIA and mortgage banking activities, which are included in the audit fees of First Banks, as these services are closely  related to the audit of First Banks'  consolidated  financial statements. Audit fees also include other accounting and reporting consultations. Audit fees for 2005 also  include  audits of the  consolidated  financial  statements  of Hillside  and subsidiaries.
          (2)  For 2006, tax services include tax compliance and general tax planning and advice. For 2005, tax services include  preparation of amended income tax returns,  tax compliance and general tax planning and advice.

Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services

Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee recognizes the importance of maintaining the independence, in fact and appearance, of our independent auditors. As such, the Audit Committee has adopted a policy for pre-approval of all audit and permissible non-audit services provided by our independent auditors. Under the policy, the Audit Committee, or its designated member, must pre-approve services prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee or its designated member by the Director of Audit with a statement as to whether in his/her view the request is consistent with the Securities and Exchange Commission's rules on auditor independence. The Audit Committee reviews the pre-approval requests and the fees paid for such services at their regularly scheduled quarterly meetings or at special meetings.





                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

         (b) The index of required exhibits is included beginning on page 110 of this Report.

         (c)   Not Applicable.

                                FIRST BANKS, INC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------






The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.




                                                /s/ KPMG LLP
                                                ------------


St. Louis, Missouri
March 28, 2007


                                                 FIRST BANKS, INC.

                                            CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------

                         (dollars expressed in thousands, except share and per share data)


                                                                                               December 31,
                                                                                      ----------------------------
                                                                                         2006              2005
                                                                                         ----              ----

                                                       ASSETS
                                                       ------

Cash and cash equivalents:
     Cash and due from banks........................................................  $   215,974          212,667
     Short-term investments.........................................................      153,583           73,985
                                                                                      -----------        ---------
          Total cash and cash equivalents...........................................      369,557          286,652
                                                                                      -----------        ---------

Investment securities:
     Trading........................................................................       81,168            3,389
     Available for sale.............................................................    1,359,729        1,311,289
     Held to maturity (fair value of $23,971 and $25,791, respectively).............       24,049           26,105
                                                                                      -----------        ---------
          Total investment securities...............................................    1,464,946        1,340,783
                                                                                      -----------        ---------

Loans:
     Commercial, financial and agricultural.........................................    1,934,912        1,619,822
     Real estate construction and development.......................................    1,832,504        1,564,255
     Real estate mortgage...........................................................    3,615,148        3,469,788
     Consumer and installment.......................................................       83,008           64,724
     Loans held for sale............................................................      216,327          315,134
                                                                                      -----------        ---------
          Total loans...............................................................    7,681,899        7,033,723
     Unearned discount..............................................................      (15,418)         (12,952)
     Allowance for loan losses......................................................     (145,729)        (135,330)
                                                                                      -----------        ---------
          Net loans.................................................................    7,520,752        6,885,441
                                                                                      -----------        ---------

Bank premises and equipment, net....................................................      178,417          144,941
Goodwill and other intangible assets................................................      295,382          191,901
Bank-owned life insurance...........................................................      113,778          111,442
Deferred income taxes...............................................................      100,175          128,938
Other assets........................................................................      115,707           80,235
                                                                                      -----------        ---------
          Total assets..............................................................  $10,158,714        9,170,333
                                                                                      ===========        =========

                                                    LIABILITIES
                                                    -----------

Deposits:
     Noninterest-bearing demand.....................................................  $ 1,281,108        1,299,350
     Interest-bearing demand........................................................      981,939          981,837
     Savings........................................................................    2,352,575        2,106,470
     Time deposits of $100 or more..................................................    1,419,579        1,076,908
     Other time deposits............................................................    2,407,885        2,077,266
                                                                                      -----------        ---------
          Total deposits............................................................    8,443,086        7,541,831
Other borrowings....................................................................      373,899          539,174
Notes payable.......................................................................       65,000          100,000
Subordinated debentures.............................................................      297,966          215,461
Deferred income taxes...............................................................       42,826           27,104
Accrued expenses and other liabilities..............................................      130,033           61,762
Minority interest in subsidiary.....................................................        5,469            6,063
                                                                                      -----------        ---------
          Total liabilities.........................................................    9,358,279        8,491,395
                                                                                      -----------        ---------

                                                STOCKHOLDERS' EQUITY
                                                --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding..............................................................           --               --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.....................       12,822           12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding........................................          241              241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...........................................        5,915            5,915
Additional paid-in capital..........................................................        9,685            5,910
Retained earnings...................................................................      784,864          673,956
Accumulated other comprehensive loss................................................      (13,092)         (19,906)
                                                                                      -----------        ---------
          Total stockholders' equity................................................      800,435          678,938
                                                                                      -----------        ---------
          Total liabilities and stockholders' equity................................  $10,158,714        9,170,333
                                                                                      ===========        =========

The accompanying notes are an integral part of the consolidated financial statements.



                                                  FIRST BANKS, INC.

                                          CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------------

                          (dollars expressed in thousands, except share and per share data)

                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                   2006        2005         2004
                                                                                   ----        ----         ----

 Interest income:
    Interest and fees on loans...............................................   $ 581,503     424,095      341,479
    Investment securities:
      Taxable................................................................      57,017      65,895       50,170
      Nontaxable.............................................................       1,875       1,739        1,490
    Short-term investments...................................................       5,909       2,211        1,643
                                                                                ---------    --------     --------
        Total interest income................................................     646,304     493,940      394,782
                                                                                ---------    --------     --------
 Interest expense:
    Deposits:
      Interest-bearing demand................................................       8,147       4,398        3,472
      Savings................................................................      53,297      29,592       20,128
      Time deposits of $100 or more..........................................      59,114      28,010       13,762
      Other time deposits....................................................      96,138      65,157       35,705
    Other borrowings.........................................................      16,803      18,240        6,102
    Notes payable............................................................       5,530       2,305          506
    Subordinated debentures..................................................      22,833      20,557       15,092
                                                                                ---------    --------     --------
        Total interest expense...............................................     261,862     168,259       94,767
                                                                                ---------    --------     --------
        Net interest income..................................................     384,442     325,681      300,015
 Provision for loan losses...................................................      12,000      (4,000)      25,750
                                                                                ---------    --------     --------
        Net interest income after provision for loan losses..................     372,442     329,681      274,265
                                                                                ---------    --------     --------
 Noninterest income:
    Service charges on deposit accounts and customer service fees............      43,310      39,776       38,230
    Gain on loans sold and held for sale.....................................      26,020      20,804       18,497
    Net (loss) gain on investment securities.................................      (1,813)     (2,873)         257
    Bank-owned life insurance investment income..............................       3,103       4,860        5,201
    Investment management income.............................................       8,412       8,573        6,870
    Insurance product income.................................................       4,848          --           --
    Other....................................................................      29,063      24,945       18,144
                                                                                ---------    --------     --------
        Total noninterest income.............................................     112,943      96,085       87,199
                                                                                ---------    --------     --------
 Noninterest expense:
    Salaries and employee benefits...........................................     166,864     139,764      117,492
    Occupancy, net of rental income..........................................      26,953      22,081       19,882
    Furniture and equipment..................................................      16,960      16,015       17,017
    Postage, printing and supplies...........................................       6,721       5,743        5,010
    Information technology fees..............................................      37,099      35,472       32,019
    Legal, examination and professional fees.................................       8,783       9,319        7,412
    Amortization of intangible assets........................................       8,195       4,850        2,912
    Communications...........................................................       2,425       2,012        1,866
    Advertising and business development.....................................       7,128       7,043        5,493
    Charitable contributions.................................................       6,462       5,922          577
    Other....................................................................      31,626      29,417       23,538
                                                                                ---------    --------     --------
        Total noninterest expense............................................     319,216     277,638      233,218
                                                                                ---------    --------     --------
        Income before provision for income taxes and minority interest in
           loss of subsidiary................................................     166,169     148,128      128,246
 Provision for income taxes..................................................      55,062      52,509       45,338
                                                                                ---------    --------     --------
        Income before minority interest in loss of subsidiary................     111,107      95,619       82,908
 Minority interest in loss of subsidiary.....................................        (587)     (1,287)          --
                                                                                ---------    --------     --------
        Net income...........................................................     111,694      96,906       82,908
 Preferred stock dividends...................................................         786         786          786
                                                                                ---------    --------     --------
        Net income available to common stockholders..........................   $ 110,908      96,120       82,122
                                                                                =========    ========     ========


 Basic earnings per common share.............................................   $4,687.38    4,062.36     3,470.80
                                                                                =========    ========     ========

 Diluted earnings per common share...........................................   $4,630.72    4,007.46     3,421.58
                                                                                =========    ========     ========

 Weighted average shares of common stock outstanding.........................      23,661      23,661       23,661
                                                                                =========    ========     ========

 The accompanying notes are an integral part of the consolidated financial statements.

                                                            FIRST BANKS, INC.

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                  Three Years Ended December 31, 2006

------------------------------------------------------------------------------------------------------------------------------------

                                        (dollars expressed in thousands, except per share data)

                                                                                                                  Accu-
                                                            Adjustable Rate                                      mulated
                                                            Preferred Stock                                      Other
                                                          -------------------                                    Compre-    Total
                                                          Class A                         Additional             hensive    Stock-
                                                          Conver-                Common    Paid-in    Retained   Income    holders'
                                                           tible      Class B    Stock     Capital    Earnings   (Loss)     Equity
                                                           -----      -------    -----     -------    --------   ------     ------

Consolidated balances, January 1, 2004...............     $12,822       241      5,915      5,910      495,714    29,213    549,815
                                                                                                                            -------
Year ended December 31, 2004:
    Comprehensive income:
      Net income.....................................          --        --         --         --       82,908        --     82,908
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities...          --        --         --         --           --    (5,711)    (5,711)
        Reclassification adjustment for investment
          securities gains included in net income....          --        --         --         --           --      (167)      (167)
        Derivative instruments:
          Current period transactions................          --        --         --         --           --   (25,166)   (25,166)
                                                                                                                            -------
    Total comprehensive income.......................                                                                        51,864
    Class A preferred stock dividends,
      $1.20 per share................................          --        --         --         --         (769)       --       (769)
    Class B preferred stock dividends,
      $0.11 per share................................          --        --         --         --          (17)       --        (17)
                                                          -------       ---      -----      -----      -------   -------    -------
Consolidated balances, December 31, 2004.............      12,822       241      5,915      5,910      577,836    (1,831)   600,893
                                                                                                                            -------
Year ended December 31, 2005:
    Comprehensive income:
      Net income.....................................          --        --         --         --       96,906        --     96,906
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities...          --        --         --         --           --   (15,659)   (15,659)
        Reclassification adjustment for investment
          securities losses included in net income...          --        --         --         --           --     1,867      1,867
        Derivative instruments:
          Current period transactions................          --        --         --         --           --    (4,283)    (4,283)
                                                                                                                            -------
    Total comprehensive income.......................                                                                        78,831
    Class A preferred stock dividends,
      $1.20 per share................................          --        --         --         --         (769)       --       (769)
    Class B preferred stock dividends,
      $0.11 per share................................          --        --         --         --          (17)       --        (17)
                                                          -------       ---      -----      -----      -------   -------    -------
Consolidated balances, December 31, 2005.............      12,822       241      5,915      5,910      673,956   (19,906)   678,938
                                                                                                                            -------
Year ended December 31, 2006:
    Comprehensive income:
      Net income.....................................          --        --         --         --      111,694        --    111,694
      Other comprehensive income, net of tax:
        Unrealized gains on investment securities....          --        --         --         --           --     3,666      3,666
        Reclassification adjustment for investment
          securities losses included in net income...          --        --         --         --           --     1,242      1,242
        Derivative instruments
          Current period transactions................          --        --         --         --           --     1,906      1,906
                                                                                                                            -------
    Total comprehensive income.......................                                                                       118,508
    Adjustment for the utilization of net
        operating losses associated with prior
        acquisitions.................................          --        --         --      3,775           --        --      3,775
    Class A preferred stock dividends,
      $1.20 per share................................          --        --         --         --         (769)       --       (769)
    Class B preferred stock dividends,
      $0.11 per share................................          --        --         --         --          (17)       --        (17)
                                                          -------       ---      -----      -----      -------   -------    -------
Consolidated balances, December 31, 2006.............     $12,822       241      5,915      9,685      784,864   (13,092)   800,435
                                                          =======       ===      =====      =====      =======   =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                 FIRST BANKS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------

                                         (dollars expressed in thousands)

                                                                                      Years ended December 31,
                                                                               ------------------------------------
                                                                                   2006         2005         2004
                                                                                   ----         ----         ----
Cash flows from operating activities:
     Net income..............................................................  $  111,694       96,906       82,908
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization of bank premises and equipment.......      18,912       17,381       18,579
          Amortization, net of accretion.....................................      13,863       16,111       17,102
          Originations and purchases of loans held for sale..................  (1,000,765)  (1,327,890)  (1,036,548)
          Proceeds from sales of loans held for sale.........................   1,229,574    1,201,695    1,104,254
          Provision for loan losses..........................................      12,000       (4,000)      25,750
          Provision for deferred income taxes................................      10,208       (1,216)        (747)
          Increase in accrued interest receivable............................      (9,781)      (2,280)        (696)
          Increase in accrued interest payable...............................       6,230        6,115        1,361
          Proceeds from sales of trading securities..........................       9,947           --           --
          Purchases of trading securities....................................     (88,494)      (3,389)          --
          Gain on loans sold and held for sale...............................     (26,020)     (20,804)     (18,497)
          Net loss (gain) on sales of investment securities..................       1,813        2,873         (257)
          Gain on sales of branches, net of expenses.........................          --           --       (1,000)
          Other operating activities, net....................................      42,973       20,323       13,513
          Minority interest in loss of subsidiary............................        (587)      (1,287)          --
                                                                               ----------   ----------   ----------
               Net cash provided by operating activities.....................     331,567          538      205,722
                                                                               ----------   ----------   ----------

Cash flows from investing activities:
     Cash (paid) received for acquired entities, net of cash and
       cash equivalents received (paid)......................................    (204,690)     (11,579)      21,098
     Proceeds from sales of investment securities available for sale.........     198,061      147,120       26,340
     Maturities of investment securities available for sale..................   1,003,970      658,803      680,631
     Maturities of investment securities held to maturity....................       2,887        5,635        4,632
     Purchases of investment securities available for sale...................  (1,065,738)    (325,642)  (1,029,993)
     Purchases of investment securities held to maturity.....................        (865)      (6,509)     (19,031)
     Proceeds from sale of leases............................................          --           --       35,544
     Net increase in loans...................................................    (510,054)    (569,255)    (211,104)
     Recoveries of loans previously charged-off..............................      15,394       19,757       25,876
     Purchases of bank premises and equipment................................     (37,904)     (17,128)     (10,960)
     Sale of minority interest in subsidiary.................................          --        7,350           --
     Other investing activities, net.........................................          12        1,834       15,358
                                                                               ----------   ----------   ----------
               Net cash used in investing activities.........................    (598,927)     (89,614)    (461,609)
                                                                               ----------   ----------   ----------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits......................      10,185      (50,119)      23,355
     Increase (decrease) in time deposits....................................     415,562      199,255      (11,521)
     Decrease in Federal Home Loan Bank advances.............................     (43,410)      (6,144)     (29,020)
     Decrease in federal funds purchased.....................................          --          (78)          --
     (Decrease) increase in securities sold under agreements to repurchase...    (135,464)     (59,232)     286,928
     Advances drawn on notes payable.........................................          --      100,000       15,000
     Repayments of notes payable.............................................     (35,000)     (15,000)     (17,000)
     Proceeds from issuance of subordinated debentures.......................     139,178           --       61,857
     Repayments of subordinated debentures...................................          --      (59,278)          --
     Cash paid for sales of branches, net of cash and cash equivalents sold..          --           --      (19,353)
     Payment of preferred stock dividends....................................        (786)        (786)        (786)
                                                                               ----------   ----------   ----------
               Net cash provided by financing activities.....................     350,265      108,618      309,460
                                                                               ----------   ----------   ----------
               Net increase in cash and cash equivalents.....................      82,905       19,542       53,573
Cash and cash equivalents, beginning of year.................................     286,652      267,110      213,537
                                                                               ----------   ----------   ----------
Cash and cash equivalents, end of year.......................................  $  369,557      286,652      267,110
                                                                               ==========   ==========   ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest on liabilities...............................................  $  255,632      162,144       93,406
       Income taxes..........................................................      45,497       56,591       42,701
                                                                               ==========   ==========   ==========
     Noncash investing and financing activities:
       Securitization and transfer of loans to investment securities.........  $  138,944           --           --
       Loans transferred to other real estate................................       7,542        3,737        5,142
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

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the minority interest in one subsidiary, as more fully described below, and in Note 2 and Note 19 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2005 and 2004 amounts have been made to conform to the 2006 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (Adrian Baker); Universal Premium Acceptance Corporation (UPAC) and its wholly owned subsidiary, UPAC of California, Inc.; and Small Business Loan Source LLC (SBLS LLC). All of the subsidiaries are wholly owned, except for SBLS LLC, which is 51.0% owned by First Bank and 49.0% owned by First Capital America, Inc.
(FCA) as of December 31, 2006.

         Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Federal funds sold were $152.2 million and $65.0 million at December 31, 2006 and 2005, respectively, and interest-bearing deposits were $1.4 million and $9.0 million at December 31, 2006 and 2005, respectively.

         First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $24.7 million and $24.3 million at December 31, 2006 and 2005, respectively.

         Investment Securities. The classification of investment securities as trading, available for sale or held to maturity is determined at the date of purchase.

         Investment securities designated as trading, which represent any security held for near term sale, are stated at fair value. Realized and unrealized gains and losses are included in noninterest income.

         Investment securities designated as available for sale, which represent any security that First Banks has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income, based on the amortized cost of the individual security sold. Unrealized gains and losses, net of related income tax effects, are recorded in accumulated other comprehensive income. All previous fair value adjustments included in the separate component of accumulated other comprehensive income (loss) are reversed upon sale. Premiums and discounts incurred relative to the par value of securities purchased are amortized or accreted, respectively, on the level-yield method taking into consideration the level of current and anticipated prepayments.

         Investment securities designated as held to maturity, which represent any security that First Banks has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments.

         A decline in the market value of any available-for-sale or held-to-maturity investment security below its carrying value that is deemed to be other than temporary results in a reduction in the cost basis of the carrying value to fair value. The other-than-temporary impairment is charged to noninterest income and a new cost basis is established. When determining other-than-temporary impairment, consideration is given as to whether First

Banks has the ability and intent to hold the investment security until a market price recovery and whether evidence indicating the carrying value of the investment security is recoverable outweighs evidence to the contrary.

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

         The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business or once principal or interest payments become 90 days past due under the contractual terms of the loan agreement. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all delinquent principal has been repaid or an improvement in the condition of the loan has occurred that warrants resumption of interest accruals.

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

         Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans held for sale in the secondary mortgage market, frequently in the form of a mortgage-backed security, U.S. Small Business Administration (SBA) loans awaiting sale of the guaranteed portion to the SBA, and commercial real estate loans which may be identified for sale to specific buyers to achieve credit or loan concentration objectives. Loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. Additionally, the carrying value of the residential mortgage loans held for sale also includes the cost of hedging the loans held for sale. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on loans sold and held for sale in the consolidated statements of income in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification basis and reflect the difference between the value received upon sale and the carrying value of the loans held for sale, including the cost of hedging the residential mortgage loans held for sale. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

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

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The provision for loan losses is based on a monthly analysis of the loans held for portfolio, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral, payment experience and selected key financial ratios. Adjustments are reflected in the consolidated statements of income in the periods in which they become known. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require First Banks to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

         Derivative Instruments and Hedging Activities. First Banks utilizes derivative instruments and hedging strategies to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. First Banks uses such derivative instruments solely to reduce its interest rate risk exposure.
Derivative instruments are recorded in the consolidated balance sheets and measured at fair value. At inception of a derivative transaction, First Banks designates the derivative instrument as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedges) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedges). For all hedging relationships, First Banks documents the hedging relationship and its risk-management objectives and strategy for entering into the hedging relationship including the hedging instrument, the hedged item(s), the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed and a description of the method the Company will utilize to measure hedge ineffectiveness. This process also includes linking all derivative instruments that are designated as fair value hedges or cash flow hedges to the underlying assets and liabilities or to specific firm commitments or forecasted transactions. First Banks also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged item(s). First Banks discontinues hedge accounting prospectively when it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of the hedged item(s), the derivative instrument expires or is sold, terminated, or exercised, the derivative instrument is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative instrument as a hedging transaction is no longer appropriate.

         A summary of First Banks' accounting policies for its derivative instruments and hedging activities is as follows:

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

         Bank Premises and Equipment, Net. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the related asset or the term of the lease. Bank premises and improvements are depreciated over five to 40 years and equipment is depreciated over three to seven years.

         Goodwill and Other Intangible Assets. Goodwill and other intangible assets consist of goodwill, core deposit intangibles and customer list intangibles. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. First Banks amortizes, on a straight-line basis, its core deposit intangibles, customer list intangibles and goodwill associated with transactions structured as purchases of certain assets and assumption of selected liabilities (P&A Transactions). Core deposit intangibles are amortized over the estimated periods to be benefited, which has been estimated at five to seven years, and customer list intangibles are amortized over the estimated periods to be benefited, which has been estimated at seven to 16 years. Goodwill associated with P&A Transactions is amortized over the estimated periods to be benefited, which has been estimated to be 15 years. Goodwill associated with stock purchases is not amortized, but instead, is tested annually for impairment in accordance with First Banks' existing methods of measuring and recording impairment losses, as described below.

         First Banks reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an underlying asset may not be recoverable. First Banks measures recoverability based upon the future cash flows expected to result from the use of the underlying asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the underlying asset, First Banks recognizes an impairment loss. The impairment loss recognized represents the amount by which the carrying value of the underlying asset exceeds the fair value of the underlying asset. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, goodwill that arose in the transaction is included as part of the asset grouping in determining recoverability. If some but not all of the assets acquired in that transaction are being tested, goodwill is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition dates. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is eliminated before reducing the carrying amounts of impaired long-lived assets and identifiable intangibles. As such adjustments become necessary, they are reflected in the consolidated statements of income in the periods in which they become known.

         Mortgage Servicing Rights. Mortgage servicing rights are capitalized by allocating the total cost of the mortgage loans to mortgage servicing rights and the loans (without mortgage servicing rights) based on the relative fair values of the two components. Upon capitalizing the mortgage servicing rights, they are amortized, in proportion to the related estimated net servicing income on a basis that approximates the disaggregated, discounted basis, over the expected lives of the related loans, which is approximately five to seven years. The weighted average amortization period of mortgage servicing rights is approximately five years.

         The value of mortgage servicing rights is adversely affected when mortgage interest rates decline which normally causes mortgage loan prepayments to increase. When loans are prepaid or refinanced, the related unamortized balance of the mortgage servicing rights is charged to amortization expense. The determination of the fair value of the mortgage servicing rights is performed quarterly based upon an independent third party valuation. Based on these analyses, a comparison of the fair value of the mortgage servicing rights with the carrying value of the mortgage servicing rights is made, with impairment, if any, recognized at that time. The impairment analyses are prepared using stratifications of the mortgage servicing rights based on the predominant risk characteristics of the underlying mortgage loans, including size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. As part of these analyses, the fair value of the mortgage servicing rights for each stratum is compared to the carrying value of the mortgage servicing rights for each stratum. To the extent the carrying value of the mortgage servicing rights exceeds the fair value of the mortgage servicing rights for a stratum, First Banks recognizes impairment equal to the amount by which the carrying value of the mortgage servicing rights for a stratum exceeds the fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of mortgage servicing rights. The valuation allowance may be reversed based upon subsequent improvement in the fair value of a stratum; however, First Banks does not recognize fair value of the mortgage servicing rights in excess of the carrying value of mortgage servicing rights for any stratum. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs.

         SBA Servicing Rights. SBA servicing rights are capitalized by allocating the total cost of the SBA loans to servicing rights and the loans (without servicing rights) based on the relative fair values of the two components. The fair value of servicing rights is computed using the present value of the estimated future servicing income in excess of such income estimated at a normal servicing fee rate. The servicing rights, net of the valuation allowance, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying SBA loans, which range from seven to 25 years. The weighted average amortization period of the SBA servicing rights is approximately 18 years. The determination of the fair value of the SBA servicing rights is performed monthly based upon quarterly independent third party valuation analyses. Based on these analyses, a comparison of the fair value of the SBA servicing rights with the carrying value of the SBA servicing rights is made, with impairment, if any, recognized at that time. The predominant risk characteristics of the underlying SBA loans used to stratify SBA servicing rights for purposes of measuring impairment include size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. To the extent the carrying value of the SBA servicing rights exceeds the fair value of the SBA servicing rights, First Banks recognizes impairment equal to the amount by which the carrying value of the SBA servicing rights exceeds the fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of SBA servicing rights. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs. First Banks does not recognize fair value of the SBA servicing rights in excess of the carrying value of SBA servicing rights for any stratum.

         Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties, are charged to expense as incurred. Other real estate was $6.4 million and $2.0 million at December 31, 2006 and 2005, respectively.

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

(2)      ACQUISITIONS AND INTEGRATION COSTS

         Completed Acquisitions. During the three years ended December 31, 2006, First Banks completed the following acquisitions:

                                                                                                     Goodwill
                                                                          Total        Purchase      and Other
             Entity                                  Date                Assets          Price      Intangibles
             ------                                  ----                ------          -----      -----------
                                                                           (dollars expressed in thousands)
     2006
     ----
       MidAmerica National Bank
         Peoria and Bloomington, Illinois
         Branch Offices (1)                    November 10, 2006       $  158,300            --         2,400

       First Bank of Beverly Hills
         Beverly Hills, California
         Branch Office (1)                     November 3, 2006           157,500            --         8,700

       TeamCo, Inc.
         Oak Lawn, Illinois                     August 31, 2006            67,900        13,900         9,600

       San Diego Community Bank
         Chula Vista, California                August 15, 2006            91,700        25,500        11,800

       Universal Premium Acceptance
         Corporation (2)
         Lenexa, Kansas                          May 31, 2006             152,800        52,700        44,700

       First Independent National Bank
         Plano, Texas                             May 1, 2006              68,200        19,200        11,800

       Pittsfield Community Bancorp, Inc.
         Pittsfield, Illinois                   April 28, 2006             17,600         5,100         1,300

       Adrian N. Baker & Company
         Clayton, Missouri                      March 31, 2006              3,000         7,400         8,000

       Dallas National Bank
         Richardson, Texas
         Branch Office (1)                     January 20, 2006             1,100            --            --

       First National Bank of Sachse
         Sachse, Texas                          January 3, 2006            76,200        20,800        12,400
                                                                       ----------      --------      --------
                                                                       $  794,300       144,600       110,700
                                                                       ==========      ========      ========
     2005
     ----
       Northway State Bank
         Grayslake, Illinois                   October 31, 2005        $   50,400        10,300         5,400

       International Bank of California
         Los Angeles, California              September 30, 2005          151,600        33,700        15,800

       Bank and Trust Company
         Roodhouse, Illinois
         Branch Office (1)                    September 23, 2005            5,000            --           100

       FBA Bancorp, Inc.
         Chicago, Illinois                      April 29, 2005             73,300        10,500         4,500
                                                                       ----------      --------      --------
                                                                       $  280,300        54,500        25,800
                                                                       ==========      ========      ========


     2004
     ----
       Hillside Investors, Ltd.
         Hillside, Illinois                    November 30, 2004       $1,196,700        67,400        10,600

       Small Business Loan Source, Inc.
         Houston, Texas                         August 31, 2004            47,100        45,600         5,900

       Continental Mortgage Corporation -
         Delaware (3)
         Aurora, Illinois                        July 30, 2004            140,700         4,200         2,100
                                                                       ----------      --------      --------
                                                                       $1,384,500       117,200        18,600
                                                                       ==========      ========      ========
     ---------------
     (1) First Bank acquired the branch offices through a purchase of certain assets and assumption of certain liabilities of the branch offices.  Total assets  consisted of  cash received upon  assumption of the deposit liabilities and loans.
     (2) In conjunction with the acquisition of UPAC, First Bank repaid in  full  the  outstanding senior  and subordinated  notes  of  UPAC, including  accumulated  accrued  and unpaid interest, totaling  $125.9 million.
     (3) In conjunction with the acquisition of Continental Mortgage Corporation- Delaware (CMC), First  Banks
         redeemed in full all of the outstanding  subordinated promissory notes of CMC, including  accumulated accrued and unpaid interest, totaling $4.5 million in aggregate.

         Goodwill and other intangible assets associated with the acquisitions included in the table above are not deductible for tax purposes, with the exception of P&A Transactions and the goodwill associated with the purchase of assets and assumption of liabilities of Small Business Loan Source, Inc. (SBLS). For 2006, 2005 and 2004 acquisitions, goodwill and other intangible assets in the amounts of $110.7 million, $25.8 million and $18.6 million, respectively, were assigned to First Bank.

         The consolidated financial statements include the financial position and results of operations of the aforementioned transactions for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition dates. These fair value adjustments for the acquisitions completed in 2006 represent current estimates and are subject to further adjustments as the valuation data is finalized. The aforementioned acquisitions were funded from available cash reserves, borrowings under First Banks' term loan and revolving credit agreements, and/or proceeds from the issuance of subordinated debentures.

         On July 30, 2004, First Banks completed its acquisition of CMC and its wholly owned banking subsidiary, Continental Community Bank and Trust Company
(CCB) for $4.2 million in cash, and redeemed in full all of the outstanding subordinated promissory notes of CMC, including accumulated accrued and unpaid interest, totaling $4.5 million in aggregate. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. CMC, through CCB, operated two banking offices in the Chicago suburban communities of Aurora and Villa Park. At the time of the transaction, CMC had assets of $140.7 million, loans, net of unearned discount, of $73.6 million and deposits of $104.6 million. Preliminary goodwill of $1.5 million was subsequently adjusted to $100,000 during the third quarter of 2005, and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were $2.0 million. CMC was merged with and into SFC and CCB was merged with and into First Bank at the time of the acquisition.

         On August 31, 2004, SBLS LLC, a Nevada-based limited liability company and subsidiary of First Bank, purchased substantially all of the assets and assumed certain liabilities of SBLS, headquartered in Houston, Texas, in exchange for cash and certain payments contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations, as further described in Note 24 to the Consolidated Financial Statements. The transaction was funded through internally generated funds. At the time of the transaction, SBLS LLC purchased from SBLS assets of $47.1 million, including $24.0 million of SBA loans, net of unearned discount, and $15.1 million of SBA servicing rights, and assumed $1.5 million of liabilities, resulting in a net cash payment of $45.6 million. Goodwill was $5.9 million. In conjunction with this transaction, on August 30, 2004, First Bank granted to FCA, a corporation owned by First Banks' Chairman and members of his immediate family, an option to purchase Membership Interests of SBLS LLC. FCA exercised this option on June 30, 2005 and paid First Bank $7.4 million in cash. As a result of this transaction, SBLS LLC became 51.0% owned by First Bank and 49.0% owned by FCA, and accordingly, effective June 30, 2005, FCA's ownership interest is recognized as minority interest in subsidiary in the consolidated balance sheets and, beginning July 1, 2005, the related minority interest in income or loss of subsidiary is recognized in the consolidated statements of income.

         On November 30, 2004, First Banks completed its acquisition of Hillside Investors, Ltd. (Hillside) and its wholly owned banking subsidiary, CIB Bank (collectively, CIB Bank), headquartered in Hillside, Illinois, for approximately $67.4 million in cash. The acquisition served to significantly expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through the issuance of subordinated debentures associated with two private placements of $60.0 million in aggregate of trust preferred securities through newly formed affiliated statutory trusts, as further described in Note 12 to the Consolidated Financial Statements. The acquisition was also funded through borrowings under the Company's revolving line of credit with a group of unaffiliated financial institutions. CIB Bank operated 16 banking offices in the Chicago, Illinois metropolitan area, including ten offices in Cook County, three offices in Lake County, two offices in Will County and one office in DuPage County. At the time of the transaction, CIB Bank had assets of $1.20 billion, loans, net of unearned discount, of $683.3 million, investment securities of $393.2 million and deposits of $1.10 billion. Preliminary goodwill was $4.3 million and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were $13.4 million. As further described below, goodwill and core deposit intangibles were subsequently adjusted during the first quarter of 2005. Hillside was merged with and into SFC and CIB Bank was merged with and into First Bank on December 1, 2004.

         During the first quarter of 2005, First Banks recorded certain acquisition-related adjustments pertaining to its acquisition of CIB Bank. Acquisition-related adjustments included additional purchase accounting adjustments necessary to appropriately adjust the preliminary goodwill of $4.3 million recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect the receipt of additional valuation data. The aggregate adjustments resulted in a purchase price reallocation among goodwill, core deposit intangibles and bank premises and equipment. The purchase price reallocation resulted in the reallocation of $3.1 million of negative goodwill to core deposit intangibles and bank premises and equipment, thereby reducing such assets by $2.8 million and $2.4 million, net of the related tax effect of $1.1 million and $941,000, respectively. Following the recognition of the acquisition-related adjustments, goodwill recorded was reduced from $4.3 million to zero and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were reduced from $13.4 million to $10.6 million, net of the related tax effect. The individual components of the $4.3 million acquisition-related adjustments to goodwill and the $3.1 million purchase price reallocation recorded in the first quarter of 2005 are summarized as follows:

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

         On April 29, 2005, First Banks completed its acquisition of FBA Bancorp, Inc. (FBA) and its wholly owned subsidiary, First Bank of the Americas, S.S.B. (FBOTA), for $10.5 million in cash. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. FBA was headquartered in Chicago, Illinois, and through FBOTA, operated three banking offices in the southwestern Chicago metropolitan communities of Back of the Yards, Little Village and Cicero. At the time of the acquisition, FBA had assets of $73.3 million, loans, net of unearned discount, of $54.3 million and deposits of $55.7 million. Goodwill was $2.8 million, and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were $1.7 million. FBA was merged with and into SFC, and FBOTA was merged with and into First Bank at the time of the acquisition.

         On September 23, 2005, First Bank completed its acquisition of certain assets and assumption of the deposit liabilities of the Roodhouse, Illinois branch office of Bank and Trust Company, an Illinois commercial bank (Roodhouse Branch). At the time of the transaction, the Roodhouse Branch had deposit liabilities of $5.1 million. Total assets consisted primarily of cash received upon assumption of the deposit liabilities. The core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were $100,000.

         On September 30, 2005, First Banks completed its acquisition of International Bank of California (IBOC) for $33.7 million in cash. The acquisition served to further expand First Banks' banking franchise in Southern California, providing five additional banking offices in Los Angeles, California, including one branch in downtown Los Angeles and four branches in eastern Los Angeles County, in Alhambra, Arcadia, Artesia and Rowland Heights. The transaction was funded with a portion of the proceeds of First Banks' $100.0 million term loan, as further described in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, IBOC had assets of $151.6 million, loans, net of unearned discount, of $113.5 million and deposits of $132.1 million. Goodwill was $12.0 million, and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were $3.8 million. IBOC was merged with and into First Bank at the time of the acquisition.

         On October 31, 2005, First Banks completed its acquisition of Northway State Bank (NSB) for $10.3 million in cash. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds. NSB was headquartered in Grayslake, Illinois, and operated one banking office in Lake County in the northern Chicago metropolitan area. At the time of the acquisition, NSB had assets of $50.4 million, loans, net of unearned discount, of $41.8 million and deposits of $45.2 million. Preliminary goodwill of $3.8 million was subsequently adjusted to $4.5 million during the third quarter of 2006, and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were $909,000. NSB was merged with and into First Bank at the time of the acquisition.

         On  January  3,  2006,   First  Banks  acquired  the  majority  of  the
outstanding common stock of First National Bank of Sachse (FNBS), and subsequently acquired the remaining outstanding common stock of FNBS in January 2006, for $20.8 million in cash, in aggregate. FNBS was headquartered and operated one banking office in Sachse, Texas, located in the northeast Dallas metropolitan area. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds. At the time of the acquisition, FNBS had assets of $76.2 million, loans, net of unearned discount, of $49.3 million, deposits of $66.2 million and stockholders' equity of $9.9 million. Goodwill was $8.8 million, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $3.6 million. FNBS was merged with and into First Bank on January 24, 2006.

         On January 20, 2006, First Bank completed its acquisition of the branch office of Dallas National Bank in Richardson, Texas (Richardson Branch). At the time of the acquisition, the Richardson Branch had assets of $1.1 million, including loans, net of unearned discount, of $144,000, and deposits of $1.1 million. Total assets consisted primarily of loans, fixed assets and cash received upon assumption of deposit liabilities and certain assets.

         On March 31, 2006, First Bank completed its acquisition of Adrian Baker for $7.4 million in cash and certain payments contingent on the future earnings of Adrian Baker for each of the years in the three-year period following the closing date of the transaction. Adrian Baker is an insurance brokerage agency based in Clayton, Missouri that provides a comprehensive range of employee benefit and commercial and personal insurance services on a nationwide basis. The acquisition served to diversify First Banks' products and services in this specialized industry. The transaction was funded through internally generated funds. At the time of the acquisition, Adrian Baker had assets of $3.0 million and stockholders' equity of $810,000. Goodwill was $4.3 million, and the customer list intangibles, which are being amortized over 15 years utilizing the straight-line method, were $3.7 million. Adrian Baker operates as a wholly owned subsidiary of First Bank.

         On April 28, 2006, First Banks completed its acquisition of Pittsfield Community Bancorp, Inc. and its wholly owned banking subsidiary, Community Bank of Pittsfield (collectively, Community Bank) for $5.1 million in cash. Community Bank was headquartered in Pittsfield, Illinois and operated two banking offices, one in Pittsfield, Illinois, and one in Mount Sterling, Illinois. On June 16, 2006, First Bank completed its sale of the Mount Sterling office to Beardstown Savings, s.b. The acquisition served to expand First Banks' banking franchise in Pittsfield, Illinois. The transaction was funded through internally generated funds. At the time of the acquisition, after giving effect to the sale of the Mount Sterling office, Community Bank had assets of $17.6 million, loans, net of unearned discount, of $11.1 million, deposits of $12.3 million and stockholder's equity of $3.9 million. Goodwill was $807,000, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $517,000. Community Bank was merged with and into First Bank at the time of the acquisition.

         On May 1, 2006, First Banks acquired the majority of the outstanding common stock of First Independent National Bank (FINB), and subsequently acquired the remaining outstanding common stock in May 2006, for $19.2 million in cash, in aggregate. FINB was headquartered in Plano, Texas and operated two banking offices in Plano, Texas, located in Collin County. In addition, at the time of the acquisition, FINB was in the process of opening a de novo branch banking office located in the Preston Forest Shopping Center in Dallas County, which subsequently opened on June 26, 2006. The acquisition served to expand First Banks' banking franchise in Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with a private placement of $40.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the Consolidated Financial Statements. At the time of the acquisition, FINB had assets of $68.2 million, loans, net of unearned discount, of $59.6 million, deposits of $55.5 million and stockholders' equity of $7.3 million. Goodwill was $9.3 million, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $2.5 million. FINB was merged with and into First Bank on May 16, 2006.

         On May 31, 2006, First Bank completed its acquisition of KIF, Inc., an Iowa corporation, and its wholly owned subsidiaries, UPAC, a Missouri corporation, and UPAC of California, Inc., a California corporation (collectively, UPAC), for $52.7 million in cash. In conjunction with the acquisition of UPAC, First Banks repaid in full the outstanding senior and subordinated notes of UPAC, which totaled $125.9 million at the time of the acquisition. UPAC is an insurance premium financing company headquartered in the Kansas City suburb of Lenexa, Kansas and operates in 49 states. The acquisition served to diversify First Banks' products and services in this highly-specialized industry. The transaction was funded through internally generated funds and a $52.0 million short-term Federal Home Loan Bank (FHLB) advance. At the time of the acquisition, UPAC had assets of $152.8 million, loans, net of unearned discount, of $149.2 million and stockholders' equity of $18.3 million. Goodwill was $25.4 million, and the customer list intangibles, which are being amortized over 16 years utilizing the straight-line method, were $19.3 million. KIF, Inc. was merged with and into UPAC on June 30, 2006. UPAC of California, Inc. operates as a wholly owned subsidiary of UPAC, which operates as a wholly owned subsidiary of First Bank.

         On August 15, 2006, First Banks completed its acquisition of San Diego Community Bank (SDCB) for $25.5 million in cash. SDCB was headquartered in Chula Vista, California, which is located approximately ten miles south of downtown San Diego, and operated two other banking offices in Kearney Mesa and Otay Mesa. The acquisition served to expand First Banks' banking franchise in southern California. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $20.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the Consolidated Financial Statements. At the time of the acquisition, SDCB had assets of $91.7 million, loans, net of unearned discount, of $78.6 million, deposits of $76.1 million and stockholders' equity of $12.3 million. Goodwill was $7.5 million, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.3 million. SDCB was merged with and into First Bank at the time of the acquisition.

         On August 31, 2006, First Banks completed its acquisition of TeamCo, Inc. and its wholly owned banking subsidiary, Oak Lawn Bank (collectively, Oak
Lawn) for $13.9 million in cash. Oak Lawn was headquartered in Oak Lawn, Illinois, which is located approximately 15 miles southwest of the Chicago Loop in Chicago Southland, and operated a second banking office in Orland Park, Illinois, which is located approximately 39 miles southwest of downtown Chicago. The acquisition served to expand First Banks' banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the Consolidated Financial Statements. At the time of the acquisition, Oak Lawn had assets of $67.9 million, loans, net of unearned discount, of $43.1 million, deposits of $60.1 million and stockholders' equity of $5.5 million. Goodwill was $7.3 million, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $2.3 million. Oak Lawn was merged with and into First Bank at the time of the acquisition.

         On November 3, 2006, First Bank completed its acquisition of the First Bank of Beverly Hills' banking office located in Beverly Hills, California (Beverly Drive Office). At the time of the acquisition, the Beverly Drive Office had assets of $157.5 million and deposits of $156.1 million. Total assets consisted primarily of cash received upon assumption of deposit liabilities and certain assets. The core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $8.7 million.

         On  November  10,  2006,   First  Bank  completed  its  acquisition  of
MidAmerica National Bank's three banking offices located in Peoria and Bloomington, Illinois (collectively, MidAmerica Offices). At the time of the acquisition, the MidAmerica Offices had, on a combined basis, assets of $158.3 million including loans, net of unearned discount, of $154.1 million, and deposits of $48.2 million. The core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $2.4 million.

         Pending Acquisitions. On November 7, 2006, First Banks entered into an Agreement and Plan of Reorganization providing for the acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal Oaks). Royal Oaks was headquartered in Houston, Texas and operated five banking offices in the Houston area. In addition, at the time of the acquisition, Royal Oaks was in the process of opening a de novo branch banking office located in the Heights, near downtown Houston, which is expected to be completed in the second quarter of 2007. As further described in Note 25 to the Consolidated Financial Statements, First Banks completed its acquisition of Royal Oaks on February 28, 2007.

         Acquisition and Integration Costs. First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $386,000 as of December 31, 2006, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to seven individuals with remaining terms ranging from approximately two months to nine years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities. The following table summarizes the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition and are reflected in accrued and other liabilities in the consolidated balance sheets:

                                                                                  Information
                                                                Severance       Technology Fees        Total
                                                                ---------       ---------------        -----
                                                                       (dollars expressed in thousands)

         Balance at December 31, 2003.........................   $ 1,412                --             1,412
         Year Ended December 31, 2004:
           Amounts accrued at acquisition date................       180               496               676
           Payments...........................................      (831)             (496)           (1,327)
                                                                 -------           -------           -------
         Balance at December 31, 2004.........................       761                --               761
                                                                 -------           -------           -------
         Year Ended December 31, 2005:
           Amounts accrued at acquisition date................       785             1,265             2,050
           Payments...........................................    (1,004)           (1,131)           (2,135)
                                                                 -------           -------           -------

         Balance at December 31, 2005.........................       542               134               676
                                                                 -------           -------           -------
         Year Ended December 31, 2006:
           Amounts accrued at acquisition date................     1,702             1,949             3,651
           Payments...........................................    (1,858)           (2,083)           (3,941)
                                                                 -------           -------           -------
         Balance at December 31, 2006.........................   $   386                --               386
                                                                 =======           =======           =======


(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES


         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2006 and 2005 were as follows:



                                                    Maturity
                                       ----------------------------------       Total          Gross
                                                                    After       Amor-        Unrealized                    Weighted
                                        1 Year     1-5     5-10      10         tized    ------------------     Fair       Average
                                        or Less   Years    Years    Years       Cost      Gains      Losses     Value       Yield
                                        -------   -----    -----    -----       ----      -----      ------     -----       -----
                                                                      (dollars expressed in thousands)
 December 31, 2006:
   Carrying value:
     U.S. Government sponsored
       agencies.....................   $344,636   29,737   4,032       966     379,371       81        (742)    378,710      4.99%
     Mortgage-backed securities.....        438   11,477  50,670   839,172     901,757      610     (19,514)    882,853      4.76
     State and political
       subdivisions.................      4,102   16,294  11,493     2,122      34,011      260         (56)     34,215      3.90
     Equity investments ............         --       --      --    26,608      26,608    1,527        (234)     27,901      4.06
     Federal Home Loan Bank and
       Federal Reserve Bank stock
       (no stated maturity).........     36,050       --      --        --      36,050       --          --      36,050      5.49
                                       --------  -------  ------   -------   ---------   ------     -------   ---------
          Total.....................   $385,226   57,508  66,195   868,868   1,377,797    2,478     (20,546)  1,359,729      4.81
                                       ========  =======  ======   =======   =========   ======     =======   =========      ====

   Fair value:
     Debt securities................   $348,448   57,480  65,580   824,270
     Equity securities..............     36,050       --      --    27,901
                                       --------  -------  ------   -------
          Total.....................   $384,498   57,480  65,580   852,171
                                       ========  =======  ======   =======

   Weighted average yield...........       5.01%    4.69%   4.57%     4.75%
                                       ========  =======  ======   =======

 December 31, 2005:
   Carrying value:
     U.S. Government sponsored
       agencies.....................   $212,869  181,800   4,400        --     399,069       --      (4,725)    394,344      3.32%
     Mortgage-backed securities.....        281    9,899  52,121   783,831     846,132      149     (22,156)    824,125      4.60
     State and political
       subdivisions.................      5,574   17,242   8,864       710      32,390      293        (109)     32,574      3.79
     Corporate debt securities......      7,721       --      --        --       7,721       --         (15)      7,706      4.58
     Equity investments.............        156       --      --    16,995      17,151      961          --      18,112      4.64
     Federal Home Loan Bank and
       Federal Reserve Bank stock
       (no stated maturity).........     34,428       --      --        --      34,428       --          --      34,428      4.87
                                       --------  -------  ------   -------   ---------   ------     -------   ---------
          Total.....................   $261,029  208,941  65,385   801,536   1,336,891    1,403     (27,005)  1,311,289      4.21
                                       ========  =======  ======   =======   =========   ======     =======   =========      ====

   Fair value:
     Debt securities................   $224,429  206,076  64,207   764,037
     Equity securities..............     34,584       --      --    17,956
                                       --------  -------  ------   -------
       Total........................   $259,013  206,076  64,207   781,993
                                       ========  =======  ======   =======

   Weighted average yield...........       3.27%    3.72%   4.33%     4.62%
                                       ========  =======  ======   =======



         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2006 and 2005 were as follows:

                                                     Maturity
                                       ------------------------------------      Total          Gross
                                                                     After       Amor-        Unrealized                  Weighted
                                        1 Year      1-5    5-10       10         tized   --------------------    Fair      Average
                                        or Less    Years   Years     Years       Cost     Gains       Losses     Value      Yield
                                        -------    -----   -----     -----       ----     -----       ------     -----      -----
                                                             (dollars expressed in thousands)

 December 31, 2006:
   Carrying value:
     Mortgage-backed securities.....   $     --       --   6,875     7,213      14,088        7        (132)     13,963      5.13%
     State and political
       subdivisions.................      1,482    6,861   1,355       263       9,961       97         (50)     10,008      4.18
                                       --------   ------  ------    ------      ------     ----        ----      ------
          Total.....................   $  1,482    6,861   8,230     7,476      24,049      104        (182)     23,971      4.74
                                       ========   ======  ======    ======      ======     ====        ====      ======      ====

   Fair value:
     Debt securities................   $  1,479    6,848   8,278     7,366
                                       ========   ======  ======    ======

   Weighted average yield...........       3.84%    4.21%   5.02%     5.07%
                                       ========   ======  ======    ======

 December 31, 2005:
   Carrying value:
     Mortgage-backed securities.....   $     --       --   6,970     8,495      15,465        9        (321)     15,153      5.09%
     State and political
       subdivisions.................      1,350    8,331     695       264      10,640       67         (69)     10,638      4.20
                                       --------   ------  ------    ------      ------     ----        ----      ------
          Total.....................   $  1,350    8,331   7,665     8,759      26,105       76        (390)     25,791      4.73
                                       ========   ======  ======    ======      ======     ====        ====      ======      ====

   Fair value:
     Debt securities................   $  1,355    8,328   7,509     8,599
                                       ========   ======  ======    ======

   Weighted average yield...........       4.40%    4.20%   5.03%     5.02%
                                       ========   ======  ======    ======

         Proceeds from sales of available-for-sale investment securities were $198.0 million, $147.1 million and $26.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross gains of $389,300 and $257,100 were realized on sales of available-for-sale investment securities for the years ended December 31, 2006 and 2004, respectively. There were no gross gains on the sale of these securities during the year ended December 31, 2005. Gross losses of $2.7 million and $2.9 million were realized on sales of available-for-sale investment securities during the years ended December 31, 2006 and 2005, respectively. The gross losses for the year ended December 31, 2006 include a loss of $2.7 million that resulted from the sale of $197.0 million of available-for-sale investment securities for liquidity purposes, including the related termination of $200.0 million in aggregate of term repurchase agreements, as further described in Note 5 and Note 10 to the Consolidated Financial Statements. The gross loss of $2.9 million for the year ended December 31, 2005 resulted from the sale of $150.0 million of available-for-sale investment securities for liquidity purposes, including the related termination of a $50.0 million term repurchase agreement, as further described in Note 5 to the Consolidated Financial Statements. There were no gross losses realized on sales of available-for-sale investment securities in 2004.

         Proceeds from calls of investment securities were $27.5 million, $16.6 million and $63.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. There were no gross gains realized on called securities in 2006, 2005 and 2004. Gross losses of $2,100 and $3,800 were realized on these called securities during the years ended December 31, 2006 and 2005, respectively. There were no gross losses realized on called securities in 2004. Net gains on trading securities for the year ended December 31, 2006 were $97,000.

         First Bank is a member of the Federal Home Loan Bank (FHLB) system and the Federal Reserve Bank (FRB) system and maintains investments in FHLB and FRB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank's capital stock and capital surplus. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank's total assets as of December 31, 2004, up to a maximum of $10.0 million, plus 4.45% of advances and 0.15% of outstanding standby letters of credit. First Bank also holds an investment in stock of the FHLB of Dallas and the FHLB of San Francisco, as a nonmember, to collateralize certain FHLB advances assumed in conjunction with certain acquisition transactions. The investment in FHLB of Dallas stock is maintained at a minimum of 4.10% of advances. The investment in FHLB of San Francisco stock is maintained at a minimum of 4.70% of advances.

         Investment securities with a carrying value of approximately $586.4 million and $619.4 million at December 31, 2006 and 2005, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

         Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, were as follows:


                                                                    December 31, 2006
                                       ---------------------------------------------------------------------------
                                         Less than 12 months        12 months or more               Total
                                       -----------------------   -----------------------   -----------------------
                                         Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                                         Value        Losses       Value        Losses       Value        Losses
                                       ---------    ----------   ---------    ----------   ---------    ----------
                                                            (dollars expressed in thousands)
 Available for sale:
   U.S. Government sponsored
     agencies.......................   $ 202,459        (304)      64,799         (438)      267,258         (742)
   Mortgage-backed securities.......     197,214      (3,912)     597,394      (15,602)      794,608      (19,514)
   State and political subdivisions.       3,088          (7)       5,656          (49)        8,744          (56)
   Equity investments...............       5,602        (234)          --           --         5,602         (234)
                                       ---------     -------     --------     --------     ---------     --------
        Total.......................   $ 408,363      (4,457)     667,849      (16,089)    1,076,212      (20,546)
                                       =========     =======     ========     ========     =========     ========

 Held to maturity:
   Mortgage-backed securities.......   $      --          --       13,682         (132)       13,682         (132)
   State and political subdivisions.         199          (1)       4,630          (49)        4,829          (50)
                                       ---------     -------     --------     --------     ---------     --------
        Total.......................   $     199          (1)      18,312         (181)       18,511         (182)
                                       =========     =======     ========     ========     =========     ========


                                                                    December 31, 2005
                                       ---------------------------------------------------------------------------
                                         Less than 12 months        12 months or more               Total
                                       -----------------------   -----------------------   -----------------------
                                         Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                                         Value        Losses       Value        Losses       Value        Losses
                                       ---------    ----------   ---------    ----------   ---------    ----------
                                                            (dollars expressed in thousands)
 Available for sale:
   U.S. Government sponsored
     agencies.......................   $ 206,641      (2,374)     187,702       (2,351)      394,343       (4,725)
   Mortgage-backed securities.......     375,462      (8,368)     411,640      (13,788)      787,102      (22,156)
   State and political subdivisions.      11,653         (97)         833          (12)       12,486         (109)
   Corporate debt securities........       7,706         (15)          --           --         7,706          (15)
                                       ---------     -------     --------     --------     ---------     --------
        Total.......................   $ 601,462     (10,854)     600,175      (16,151)    1,201,637      (27,005)
                                       =========     =======     ========     ========     =========     ========

 Held to maturity:
   Mortgage-backed securities.......   $  14,828        (321)          --           --        14,828         (321)
   State and political subdivisions.       4,462         (58)         365          (11)        4,827          (69)
                                       ---------     -------     --------     --------     ---------     --------
        Total.......................   $  19,290        (379)         365          (11)       19,655         (390)
                                       =========     =======     ========     ========     =========     ========

         U.S. Government sponsored agencies and mortgage-backed securities - The unrealized losses on investments in mortgage-backed securities and other agency securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2006, the unrealized losses for U.S. government sponsored agencies for 12 months or more included 19 securities, and the unrealized losses for mortgage-backed securities for 12 months or more included 138 securities. At December 31, 2005, the unrealized losses for U.S. government sponsored agencies for 12 months or more included 14 securities, and the unrealized losses for mortgage-backed securities for 12 months or more included 62 securities.

         State and political subdivisions and corporate debt securities - The unrealized losses on investments in state and political subdivisions and corporate debt securities were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At

December 31, 2006, the unrealized losses for state and political subdivisions for 12 months or more included 53 securities. At December 31, 2005, the unrealized losses for state and political subdivisions for 12 months or more included seven securities.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:


                                                                                 2006        2005        2004
                                                                                 ----        ----        ----
                                                                               (dollars expressed in thousands)

         Balance, beginning of year......................................    $ 135,330     150,707     116,451
         Acquired allowances for loan losses.............................        5,208       1,989      33,752
         Other adjustments (1)...........................................           --          --        (479)
                                                                             ---------    --------    --------
                                                                               140,538     152,696     149,724
                                                                             ---------    --------    --------
         Loans charged-off...............................................      (22,203)    (33,123)    (50,643)
         Recoveries of loans previously charged-off......................       15,394      19,757      25,876
                                                                             ---------    --------    --------
              Net loans charged-off......................................       (6,809)    (13,366)    (24,767)
                                                                             ---------    --------    --------
         Provision for loan losses.......................................       12,000      (4,000)     25,750
                                                                             ---------    --------    --------
         Balance, end of year............................................    $ 145,729     135,330     150,707
                                                                             =========    ========    ========
         ---------------
         (1)   In December 2003,  First Bank  established a $1.0 million specific reserve for estimated losses on a $5.3 million  letter of credit that was recorded in accrued and other  liabilities  in the consolidated  balance sheets.  In January 2004, the letter of credit was fully funded as a loan and the  related  $1.0  million  specific  reserve  was  reclassified  from  accrued  and other liabilities  to the  allowance  for  loan  losses.  Additionally,  in  June  2004,  First  Bank reclassified  $1.5 million from the allowance for loan losses to accrued and other  liabilities to establish a specific  reserve  associated  with the  commercial  leasing  portfolio sale and related  recourse  obligations  for certain  leases sold.  This  liability  has been reduced to
               $410,000 at December 31, 2006.

         At December 31, 2006 and 2005, First Banks had $48.7 million and $97.2 million of impaired loans, consisting of loans on nonaccrual status. Interest on nonaccrual loans that would have been recorded under the original terms of the loans was $3.7 million, $9.9 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of these amounts, $1.3 million, $3.4 million and $716,000 was recorded as interest income on such loans in 2006, 2005 and 2004, respectively. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $9.7 million and $20.1 million at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans was $73.6 million, $79.9 million and $77.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $3.7 million, $3.6 million and $717,000 in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, First Banks had $5.7 million and $5.6 million, respectively, of loans past due 90 days or more and still accruing interest.

         First Banks' primary market areas are the states of Missouri, Illinois, Texas and California. At December 31, 2006 and 2005, approximately 90% and 91% of the total loan portfolio, respectively, and 77% and 83% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

         Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 74% and 76% of the loan portfolio at December 31, 2006 and 2005, respectively, of which 26% and 27%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2006, the balance of such loans was $332.6 million, of which $276.5 million were held for portfolio and $56.1 million were held for sale. At December 31, 2005, the balance of such loans was $332.3 million, of which $194.6 million were held for portfolio and $137.7 million were held for sale.

         In general, First Banks is a secured lender. At December 31, 2006 and 2005, 99% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

         Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $55.9 million and $37.9 million at December 31, 2006 and 2005, respectively, as further described in Note 19 to the Consolidated Financial Statements.

(5)      DERIVATIVE INSTRUMENTS

         First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at December 31, 2006 and 2005 are summarized as follows:

                                                                            December 31,
                                                        --------------------------------------------------
                                                                  2006                       2005
                                                        ------------------------    ----------------------
                                                           Notional     Credit        Notional    Credit
                                                            Amount     Exposure        Amount    Exposure
                                                            ------     --------        ------    --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................     $600,000     4,369          300,000      114
         Fair value hedges............................           --        --           25,000      748
         Interest rate floor agreements...............      300,000       376          100,000       70
         Interest rate cap agreements.................      400,000       139               --       --
         Interest rate lock commitments...............        5,900        --            5,900       --
         Forward commitments to sell
             mortgage-backed securities...............       54,000        --           47,000       --
                                                           ========     =====         ========     ====

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

         For the year ended December 31, 2006, First Banks realized net interest expense of $5.0 million on its derivative financial instruments, whereas for the years ended December 31, 2005 and 2004, First Banks realized net interest income of $2.2 million and $50.1 million, respectively, on its derivative financial instruments. First Banks recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of income, of $390,000, $1.1 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

         Cash Flow Hedges. First Banks entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

         >> During September 2000, March 2001, April 2001, March 2002 and July 2003, First Banks entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively. The underlying hedged assets are certain loans within First Banks' commercial loan portfolio. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. In November 2001, First Banks terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001 in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program, and on April 2, 2006, the remaining $100.0 million notional amount of these swap agreements matured. In addition, the $150.0 million notional swap agreement that was entered into in March 2002 matured in March 2004, the $600.0 million notional swap agreements that were entered into in September 2000 matured in September 2004, and the $200.0 million notional swap agreement that was entered into in March 2001 matured in March 2005.

         >> On September 14, 2006, First Banks entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets are certain loans within First Banks' commercial loan portfolio. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis.

         The amount receivable by First Banks under the swap agreements was $7.0 million and $2.4 million at December 31, 2006 and 2005, respectively, and the amount payable by First Banks under the swap agreements was $2.7 million and $2.5 million at December 31, 2006 and 2005, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as cash flow hedges as of December 31, 2006 and 2005 were as follows:


                                                        Notional     Interest Rate   Interest Rate      Fair
                             Maturity Date               Amount          Paid          Received         Value
                             -------------               ------          ----          --------         -----
                                                                   (dollars expressed in thousands)

         December 31, 2006:
            July 31, 2007...........................   $ 200,000         5.40%           3.08%        $ (2,705)
            September 18, 2009......................     200,000         5.39            5.20               98
            September 20, 2010......................     200,000         5.39            5.20              449
                                                       ---------                                      --------
                                                       $ 600,000         5.39            4.49         $ (2,158)
                                                       =========        =====           =====         ========

         December 31, 2005:
            April 2, 2006...........................   $ 100,000         4.43%           5.45%        $    205
            July 31, 2007...........................     200,000         4.40            3.08           (5,296)
                                                       ---------                                      --------
                                                       $ 300,000         4.41            3.87         $ (5,091)
                                                       =========        =====           =====         ========

         Fair Value Hedges. First Banks entered into the following interest rate swap agreements, which have been designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, First Banks entered into $150.0 million notional amount of five-year interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate (LIBOR). The underlying hedged liabilities were a portion of First Banks' other time deposits. The terms of the swap agreements provided for First Banks to pay interest on a quarterly basis and receive interest on a semiannual basis. In February 2005, First Banks terminated the swap agreements. The termination of the swap agreements resulted from an increasing level of ineffectiveness associated with the correlation of the hedge positions between the swap agreements and the underlying hedged liabilities that had been anticipated as the swap agreements neared their originally scheduled maturity dates in January 2006. The resulting $3.1 million basis adjustment of the underlying hedged liabilities was recorded as interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately ten months. At December 31, 2005, the basis adjustments associated with these swap agreements were fully amortized.

         >> During May 2002, March 2003 and April 2003, First Banks entered into $55.2 million, $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month LIBOR plus 2.30%, 2.55% and 2.58%, respectively. The underlying hedged liabilities were a portion of First Banks' subordinated debentures. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. The amounts receivable and payable by First Banks under the swap agreements at December 31, 2005 were $506,000 and $420,000, respectively. In May 2005, First Banks terminated the $55.2 million and $46.0 million notional swap agreements in order to appropriately modify future hedge positions in accordance with First Banks' interest rate risk management program. The resulting $854,000 basis adjustment of the underlying hedged liabilities, in aggregate, was being recorded as a reduction of interest expense over the remaining maturities of the underlying hedged liabilities, which ranged from 26 to 28 years at the time of the termination. Effective February 16, 2006, First Banks terminated the remaining $25.0 million notional swap agreement. In conjunction with this transaction, First Banks recorded the resulting $1.7 million basis adjustment of the underlying hedged liabilities and the remaining balance of the basis adjustments associated with the swap agreements that were terminated in May 2005, totaling $834,000, in the consolidated statements of income. The recognition of the net basis adjustments on all of the terminated fair value interest rate swap agreements resulted in a pre-tax loss of $849,000 that was recorded in February 2006.

         The maturity date, notional amount, interest rate paid and received and fair value of First Banks' interest rate swap agreement designated as a fair value hedge as of December 31, 2005 was as follows:

                                                        Notional     Interest Rate   Interest Rate      Fair
                             Maturity Date               Amount          Paid          Received         Value
                             -------------               ------          ----          --------         -----
                                                                   (dollars expressed in thousands)

         December 31, 2005:
            March 20, 2033.........................     $ 25,000         6.57%           8.10%        $ (1,460)
                                                        ========        =====           =====         ========

         Interest Rate Floor Agreements. In September 2005, First Bank entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with its interest rate risk management program. The interest rate floor agreement provides for First Bank to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. On August 24, 2006, First Bank entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of a term repurchase agreement, as further described in Note 10 to the Consolidated Financial Statements, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provides for First Bank to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. The carrying value of the interest rate floor agreements, which is included in other assets in the consolidated balance sheets, was $376,000 and $70,000 at December 31, 2006 and 2005, respectively.

         Interest Rate Floor Agreements Embedded in Term Repurchase Agreements. First Bank has term repurchase agreements under master repurchase agreements with unaffiliated third parties, as further described in Note 10 to the Consolidated Financial Statements. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreements were entered into with the objective of stabilizing net interest income over time, further protecting net interest margin against changes in interest rates and providing funding for security purchases. The interest rate floor agreements included within the term repurchase agreements (and the interest rate cap agreements previously included within the term repurchase agreements) represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term repurchase agreements are reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of income. As further described in Note 10 to the Consolidated Financial Statements, in March 2005, in accordance with the Company's interest rate risk management program, First Bank modified its term repurchase agreements under master repurchase agreements with unaffiliated third parties to terminate the interest rate cap agreements previously embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the existing interest rate spread to LIBOR for the underlying agreements. The modified terms of the term repurchase agreements became effective during the second quarter of 2005. First Bank did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments.

         As further described in Note 3 and Note 10 to the Consolidated Financial Statements, in November 2005, First Bank terminated its $50.0 million term repurchase agreement with a maturity date of August 15, 2006, and simultaneously recognized a loss of $2.9 million on the sale of available-for-sale investment securities associated with the termination of the term repurchase agreement. In addition, on February 14, 2006, First Bank terminated its two $50.0 million term repurchase agreements with maturity dates of June 14, 2007, and recognized a $1.6 million loss on the sale of $100.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements; on March 28, 2006, First Bank terminated the $50.0 million term repurchase agreement with a maturity date of August 1, 2007, and recognized a $746,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement; and on April 28, 2006, First Bank terminated $50.0 million of the $150.0 million term repurchase agreement with a maturity date of January 12, 2007, and recognized a $310,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement. The Company's termination transactions entered into in 2006 resulted in a reduction of $200.0 million of its term repurchase agreements, the recognition of a $2.7 million loss on the sale of $200.0 million of investment securities held in its available-for-sale investment portfolio, and prepayment penalties of $306,000 incurred in conjunction with the early termination of the term repurchase agreements. Additionally, on August 24, 2006, First Bank restructured the remaining $100.0 million term repurchase agreement to extend the maturity date to October 12, 2010 and to modify the pricing structure, including the interest rate floor strike price, as further described in Note 10 to the Consolidated Financial Statements. First Bank did not incur any costs associated with the restructuring of the agreement.

         On July 14, 2006, First Bank entered into a $100.0 million four-year term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 10 to the Consolidated Financial Statements. The underlying securities associated with the term repurchase agreement are U.S. Government agency collateralized mortgage obligation securities and are held by other financial institutions under a safekeeping agreement.

         Interest Rate Cap Agreements. On September 14, 2006, First Bank entered into a $200.0 million notional amount three-year interest rate cap agreement and a $200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that First Banks entered into on September 14, 2006, as previously described, to limit the net interest expense associated with First Banks' interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for First Bank to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for First Bank to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The carrying value of the interest rate cap agreements, which is included in other assets in the consolidated balance sheets, was $139,000 at December 31, 2006.

         Pledged Collateral. At December 31, 2006, First Banks had accepted cash of $4.2 million as collateral in connection with its interest rate swap agreements. At December 31, 2005, First Banks had a $2.0 million letter of credit issued on its behalf to the counterparty and had pledged investment securities available for sale with a fair value of $5.1 million and cash of $1.8 million as collateral in connection with its interest rate swap agreements.

         Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The carrying value of these interest rate lock commitments included in other assets in the consolidated balance sheets was ($17,000) and ($49,000) at December 31, 2006 and 2005, respectively.

(6)      SERVICING RIGHTS

         Mortgage Banking Activities. At December 31, 2006 and 2005, First Banks serviced mortgage loans for others totaling $1.04 billion and $1.01 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $5.7 million and $5.0 million at December 31, 2006 and 2005, respectively. Changes in mortgage servicing rights, net of amortization, for the years ended December 31, 2006 and 2005 were as follows:

                                                                                      2006          2005
                                                                                      ----          ----
                                                                               (dollars expressed in thousands)

         Balance, beginning of year.............................................    $  6,623       10,242
         Mortgage servicing rights acquired.....................................          --          435
         Originated mortgage servicing rights (1)...............................       3,298          904
         Amortization...........................................................      (4,054)      (4,958)
                                                                                    --------      -------
         Balance, end of year...................................................    $  5,867        6,623
                                                                                    ========      =======
         ------------------------
         (1)  In March 2006, First Banks capitalized mortgage servicing rights of $1.2 million associated with the securitization  of $77.1 million  of  certain residential mortgage loans held in the  Company's loan portfolio,  resulting  in  the recognition  of $1.2 million  in loan servicing income related to the future  servicing  of  the  underlying loans. Additionally, in  April 2006, First Banks  capitalized mortgage servicing rights of $927,000 associated with the securitization of $61.8 million of certain residential  mortgage  loans  held  in the Company's loan portfolio, resulting in the recognition of
              $927,000 in loan servicing income related to
              the future servicing of the underlying loans.

         First Banks did not incur any impairment of mortgage servicing rights during the years ended December 31, 2006, 2005 and 2004.

         Amortization of mortgage servicing rights at December 31, 2006 has been estimated in the following table:

                                                                               (dollars expressed in thousands)
         Year ending December 31:
              2007....................................................................    $ 2,250
              2008....................................................................      1,226
              2009....................................................................        761
              2010....................................................................        567
              2011....................................................................        446
              Thereafter..............................................................        617
                                                                                          -------
                  Total...............................................................    $ 5,867
                                                                                          =======

         Other Servicing Activities. At December 31, 2006 and 2005, First Banks serviced SBA loans for others totaling $143.4 million and $163.4 million, respectively. Changes in SBA servicing rights, net of amortization and impairment, for the years ended December 31, 2006 and 2005 were as follows:

                                                                                      2006          2005
                                                                                      ----          ----
                                                                               (dollars expressed in thousands)

         Balance, beginning of year.............................................    $  9,489       13,013
         Originated SBA servicing rights........................................       1,630        1,065
         Amortization...........................................................      (1,662)      (2,230)
         Impairment.............................................................      (1,393)      (2,359)
                                                                                    --------      -------
         Balance, end of year...................................................    $  8,064        9,489
                                                                                    ========      =======

         First Banks recognized impairment of $1.4 million, $2.4 million and $459,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The impairment of $1.4 million recorded for the year ended December 31, 2006 primarily resulted from a decline in the fair value of the SBA servicing assets below the carrying value attributable to the placement of certain loans on nonaccrual status and payoffs received on certain existing loans. The impairment of $2.4 million recorded for the year ended December 31, 2005 resulted from a decline in the fair value of the SBA servicing assets below the carrying value following substantial damage to several shrimping vessels within the servicing portfolio caused by the effects of Hurricane Katrina, as well as continued distress affecting the U.S. shrimping industry and the ability of these borrowers to repay their loans.

         Amortization of SBA servicing rights at December 31, 2006 has been estimated in the following table:

                                                                              (dollars expressed in thousands)

         Year ending December 31:
              2007....................................................................    $ 1,498
              2008....................................................................      1,243
              2009....................................................................      1,030
              2010....................................................................        850
              2011....................................................................        701
              Thereafter..............................................................      2,742
                                                                                          -------
                  Total...............................................................    $ 8,064
                                                                                          =======

(7)      BANK PREMISES AND EQUIPMENT, NET

         Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2006 and 2005:


                                                                                      2006         2005
                                                                                      ----         ----
                                                                              (dollars expressed in thousands)

         Land.................................................................     $  42,386       33,191
         Buildings and improvements...........................................       126,903      118,426
         Furniture, fixtures and equipment....................................       124,980      111,238
         Leasehold improvements...............................................        25,250       25,494
         Construction in progress.............................................        18,066        2,269
                                                                                   ---------     --------
              Total...........................................................       337,585      290,618
         Less accumulated depreciation and amortization.......................       159,168      145,677
                                                                                   ---------     --------
              Bank premises and equipment, net................................     $ 178,417      144,941
                                                                                   =========     ========

         Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $18.9 million, $17.4 million and $18.6 million, respectively.

         First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $18.0 million, $15.5 million and $13.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                             (dollars expressed in thousands)
         Year ending December 31:
              2007...................................................................    $ 14,175
              2008...................................................................      13,716
              2009...................................................................      12,012
              2010...................................................................       9,914
              2011...................................................................       6,192
              Thereafter.............................................................      36,984
                                                                                         --------
                  Total future minimum lease payments................................    $ 92,993
                                                                                         ========

         First Banks also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $5.9 million, $6.4 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(8)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets, net of amortization, were comprised of the following at December 31, 2006 and 2005:

                                                                2006                           2005
                                                      -------------------------     --------------------------
                                                         Gross                         Gross
                                                       Carrying    Accumulated       Carrying     Accumulated
                                                        Amount    Amortization        Amount     Amortization
                                                        ------    ------------        ------     ------------
                                                                  (dollars expressed in thousands)

         Amortized intangible assets:
              Core deposit intangibles............    $  60,867      (18,850)          36,555       (11,710)
              Customer list intangibles...........       23,320         (913)              --            --
              Goodwill associated with
                P&A Transactions..................        2,210       (1,288)           2,210        (1,146)
                                                      ---------     --------         --------      --------
                  Total...........................    $  86,397      (21,051)          38,765       (12,856)
                                                      =========     ========         ========      ========

         Unamortized intangible assets:
              Goodwill associated with
                stock purchases...................    $ 230,036                       165,992
                                                      =========                      ========

         Amortization of intangible assets was $8.2 million, $4.9 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the remaining estimated life of the amortization period for core deposit intangibles, customer list intangibles and goodwill associated with P&A Transactions was six years, 16 years and eight years, respectively. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and goodwill associated with P&A Transactions, has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                                               (dollars expressed in thousands)

         Year ending December 31:
              2007.....................................................................     $11,706
              2008.....................................................................      11,706
              2009.....................................................................       9,803
              2010.....................................................................       9,342
              2011.....................................................................       7,041
              Thereafter...............................................................      15,748
                                                                                            -------
                  Total................................................................     $65,346
                                                                                            =======

         Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows:

                                                                                       2006          2005
                                                                                       ----          ----
                                                                               (dollars expressed in thousands)

         Balance, beginning of year.............................................    $ 167,056       156,849
         Goodwill acquired during the year......................................       63,378        18,579
         Acquisition-related adjustments (1)....................................          666        (8,229)
         Amortization - P&A Transactions........................................         (142)         (143)
                                                                                    ---------      --------
         Balance, end of year...................................................    $ 230,958       167,056
                                                                                    =========      ========
         --------------------
         (1)   Acquisition-related  adjustments  recorded  in  2006,  as  further  described  in Note 2 to the
               Consolidated  Financial  Statements,  included  $646,000  recorded in the third quarter of 2006 pertaining  to the  acquisition  of Northway  State Bank in October  2005.  Acquisition-related adjustments  recorded in 2005  included  $4.3  million  recorded  in the first  quarter of 2005 pertaining to the acquisition of CIB Bank in November 2004, $1.4 million  recorded in the third quarter of 2005 pertaining to the acquisition of CMC in July 2004, and $2.5 million recorded in the fourth quarter of 2005  pertaining to the  acquisition  of Bank of Ste.  Genevieve in March
               2003.  Acquisition-related  adjustments  included additional  purchase  accounting  adjustments necessary to appropriately adjust preliminary goodwill recorded at the time of the acquisition, which was based upon  current  estimates  available  at that time,  to reflect  the  receipt of additional valuation data.

 (9)     MATURITIES OF TIME DEPOSITS

         A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2006 is as follows:

                                                              Time deposits of   Other time
                                                              $100,000 or more    deposits         Total
                                                              ----------------    --------         -----
                                                                      (dollars expressed in thousands)
         Year ending December 31:
              2007............................................  $ 1,240,922      1,944,304       3,185,226
              2008............................................      112,728        322,275         435,003
              2009............................................       18,611         60,179          78,790
              2010............................................       19,299         56,515          75,814
              2011............................................       17,734         23,196          40,930
              Thereafter......................................       10,285          1,416          11,701
                                                                -----------     ----------      ----------
                  Total.......................................  $ 1,419,579      2,407,885       3,827,464
                                                                ===========     ==========      ==========

(10)     OTHER  BORROWINGS

         Other borrowings were comprised of the following at December 31, 2006 and 2005:

                                                                                        2006          2005
                                                                                        ----          ----
                                                                                (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily...............................................................   $ 169,874       199,874
              Term................................................................     200,000       300,000
         FHLB advances (1)........................................................       4,025        39,300
                                                                                     ---------      --------
                  Total...........................................................   $ 373,899       539,174
                                                                                     =========      ========
         ----------------------
         (1)   On March 17,  2006 and May 10,  2006,  First Bank  prepaid  $20.5  million  and $14.8  million, respectively,  of FHLB advances that were assumed in  conjunction  with previous  acquisitions.
               First Bank did not incur any losses associated with the prepayment of the FHLB advances.

         The average balance of other borrowings was $380.5 million and $571.7 million, respectively, and the maximum month-end balance of other borrowings was $535.7 million and $604.3 million, respectively, for the years ended December 31, 2006 and 2005. The average rates paid on other borrowings during the years ended December 31, 2006, 2005 and 2004 were 4.42%, 3.19% and 1.26%, respectively. Interest expense on securities sold under agreements to repurchase was $16.1 million, $16.5 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense on FHLB advances was $689,000, $1.6 million and $716,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The assets underlying the daily securities sold under agreements to repurchase and the FHLB advances are held by First Banks. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. As further described in Note 5 to the Consolidated Financial Statements, the interest rate floor agreements included within the term repurchase agreements (and the interest rate cap agreements previously included within the term repurchase agreements) represent embedded derivative instruments. In accordance with the Company's interest rate risk management program, First Bank modified its term repurchase agreements under master repurchase agreements with unaffiliated third parties in March 2005 to terminate the interest rate cap agreements previously embedded within the agreements and simultaneously enter into interest rate floor agreements, also embedded within the agreements. These modifications resulted in adjustments to the existing interest rate spread to LIBOR for the underlying agreements, as set forth in the following table. The modified terms of the agreements became effective during the second quarter of 2005. First Bank did not incur any costs associated with the modifications of the agreements nor did the modifications result in a change to the accounting treatment of the embedded derivative instruments.

         The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank's term repurchase agreements as of December 31, 2006 and 2005 were as follows:

                                                      Par               Interest Rate      Interest Rate Floor
                Maturity Date                        Amount                 Spread             Strike Price
                -------------                        ------                 ------             ------------
                                              (dollars expressed
                                                 in thousands)
         December 31, 2006:
             July 19, 2010 (1).................    $ 100,000           LIBOR + 0.5475% (3)        5.00% (3)
             October 12, 2010 (2)..............      100,000           LIBOR + 0.5100% (3)        4.50% (3)
                                                   ---------
                                                   $ 200,000
                                                   =========



         December 31, 2005:
             January 12, 2007 (2)..............    $ 150,000           LIBOR + 0.0050% (4)        3.00% (4)
             June 14, 2007 (5).................       50,000           LIBOR - 0.3300% (4)        3.00% (4)
             June 14, 2007 (5).................       50,000           LIBOR - 0.3400% (4)        3.00% (4)
             August 1, 2007 (6)................       50,000           LIBOR + 0.0800% (4)        3.00% (4)
                                                   ---------
                                                   $ 300,000
                                                   =========
         -----------------------
         (1)  First Bank entered into this $100.0 million  four-year term  repurchase  agreement under  a master repurchase agreement on July 14, 2006.  Interest is paid quarterly, beginning on October 18, 2006.
         (2)  First Bank terminated $50.0 million of this term repurchase agreement on April 28, 2006, resulting in an $83,000  prepayment  penalty  and  the  recognition  of  a  $310,000  loss  on  the  sale of
              $50.0  million of available-for-sale  investment securities associated with the termination of the term repurchase agreement, as further described in Note 3 and Note 5 to the Consolidated Financial
              Statements.  On  August 24, 2006, First  Bank  restructured  the  remaining  $100.0  million  term repurchase  agreement to extend the maturity date to  October 12, 2010 and to modify  the  pricing structure,  including  the  interest rate floor strike  price,  which  was  effective  immediately following the next quarterly  scheduled interest payment date of October 12, 2006.  First Bank did not incur any costs in conjunction with the restructure of this term repurchase agreement.
         (3)  The interest rate paid on these term repurchase agreements is  based on the three-month LIBOR plus the  spread  amount shown minus  a floating  rate, subject  to  a 0% floor, equal to two times the differential between the three-month LIBOR and the strike  price  shown, if the  three-month LIBOR falls below the strike price associated with the interest rate floor agreements.
         (4)  The interest rate paid on these term repurchase agreements is  based on the LIBOR reset in arrears plus or minus the spread amount shown minus a floating amount  equal to the  differential  between the three-month LIBOR reset in arrears and the strike  price shown, if the three-month LIBOR reset in arrears falls below the strike price associated with the interest rate floor agreements.
         (5)  First Bank terminated these term repurchase agreements on February 14, 2006, and recognized a $1.6 million loss on the sale of $100.0  million of available-for-sale investment securities associated with the termination of the term repurchase agreements, as further described  in Note 3 and Note 5 to the Consolidated Financial Statements.
         (6)  First Bank terminated this term repurchase agreement on March 28, 2006, resulting in a  prepayment penalty of $223,000, and  the  recognition of  a $746,000  loss  on  the sale  of $50.0 million of available-for-sale investment securities associated with the  termination  of  the term repurchase agreement, as further described in Note 3 and Note 5 to the Consolidated Financial Statements.


(11)     NOTES PAYABLE

         On August 10, 2006, First Banks entered into a First Amendment to its Amended and Restated Secured Credit Agreement with a group of unaffiliated financial institutions (Amended Credit Agreement). The Amended Credit Agreement, in the amount of $96.0 million, amended the previous Amended and Restated Secured Credit Agreement dated August 11, 2005 in the amount of $122.5 million that provided a $15.0 million senior secured revolving credit facility, a $7.5 million senior secured standby letter of credit facility and a $100.0 million senior secured term loan facility (Term Loan) (collectively, the Credit Agreements). The primary changes to the structure of the financing arrangement relate to a reduction of certain components of the secured credit facilities, a reduction in the overall pricing structure of the secured credit facilities, and the renewal of the revolving credit and letter of credit facilities. The Amended Credit Agreement provides a $10.0 million senior secured revolving credit facility (Revolving Credit) that matures on August 9, 2007 and a $1.0 million senior secured standby letter of credit facility (LC Facility) that matures on August 9, 2007, in addition to the existing Term Loan that matures on August 10, 2008 and had a balance of $85.0 million at the time of the amendment. The Amended Credit Agreement also provides First Banks an option to increase the Revolving Credit, which is limited to two increase requests from August 10, 2006 until its maturity date, by an amount of up to $40.0 million provided such increase will not cause the Revolving Credit to exceed $50.0 million. Interest is payable on the outstanding principal loan balances under the Revolving Credit at a floating rate equal to either the lender's prime rate or, at First Banks' option, LIBOR plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the Revolving Credit are accruing at the prime rate, interest is payable quarterly in arrears. If the loan balances outstanding under the Revolving Credit are accruing at LIBOR, interest is payable based on the one, two, three or six-month LIBOR, as selected by First Banks. First Banks is also subject to a quarterly commitment fee on the unused portion of the Revolving Credit. First Banks had not drawn any advances on the Revolving Credit as of December 31, 2006. First Banks borrowed $80.0 million on the Term Loan in August 2005 and borrowed the remaining $20.0 million in November 2005. Interest is payable on the outstanding principal loan balance of the Term Loan at a floating rate equal to LIBOR plus a margin determined by the outstanding loan balance and First Banks' net income for the preceding four calendar quarters. The outstanding principal balance of the Term Loan is payable in quarterly installments of $5.0 million, at a minimum, with the remainder of the Term Loan balance to be repaid in full, including any unpaid interest, upon its maturity date. As of December 31, 2006, First Banks had made payments of $35.0 million on the outstanding principal balance of the Term Loan, reducing the balance from $100.0 million at December 31, 2005 to $65.0 million at December 31, 2006. The interest rate for outstanding borrowings under the Credit Agreements at December 31, 2006 and 2005 was 6.25% and 5.38%, respectively. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the Credit Agreements were $450,000 and $2.9 million at December 31, 2006 and 2005, respectively, and had not been drawn on by the counterparties.

         The Amended Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. The Amended Credit Agreement is secured by First Banks' ownership interest in the capital stock of SFC and First Bank. First Banks and First Bank were in compliance with all restrictions and requirements of the Credit Agreements at December 31, 2006 and 2005.

         The average balance and maximum month-end balance of borrowings outstanding under the Credit Agreements during the years ended December 31, 2006 and 2005 were as follows:

                                                                                       2006          2005
                                                                                       ----          ----
                                                                                (dollars expressed in thousands)

         Average balance..........................................................   $ 88,843        36,849
         Maximum month-end balance................................................    100,000       100,000
                                                                                     ========      ========

         The average rates paid on the outstanding borrowings during the years ended December 31, 2006, 2005 and 2004 were 6.22%, 6.26% and 13.84%, respectively. Interest expense recognized on borrowings under the Amended Credit Agreement includes commitment, arrangement and renewal fees. During 2004, the average rate paid on the outstanding borrowings reflects a marginal increased level of commitment, arrangement and renewal fees on a much smaller base of borrowings outstanding during the year, thereby causing the average rate paid to be significantly higher than in 2006 and 2005.


(12)     SUBORDINATED DEBENTURES

         First Banks has formed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust II, First Preferred Capital Trust III and First Preferred Capital Trust IV, which were issued in underwritten public offerings. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase fixed rate or variable rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts.

         A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2006 and 2005 were as follows:

                                                                                                                      Subordinated
                                                                                                          Trust        Debentures
                                                        Maturity             Call            Interest   Preferred   ---------------
     Name of Trust                  Issuance Date         Date               Date            Rate (1)   Securities   2006     2005
     -------------                  -------------         ----               ----            ----       ----------   ----     ----

Variable Rate
-------------
First Bank Capital Trust             April 2002      April 22, 2032      April 22, 2007     + 387.5 bp   $25,000    25,774   25,774
First Bank Statutory Trust II      September 2004  September 20, 2034  September 20, 2009   + 205.0 bp    20,000    20,619   20,619
First Bank Statutory Trust III      November 2004   December 15, 2034   December 15, 2009   + 218.0 bp    40,000    41,238   41,238
First Bank Statutory Trust IV        March 2006      March 15, 2036      March 15, 2011     + 142.0 bp    40,000    41,238       --
First Bank Statutory Trust V         April 2006      June 15, 2036       June 15, 2011      + 145.0 bp    20,000    20,619       --
First Bank Statutory Trust VI        June 2006       July 7, 2036        July 7, 2011       + 165.0 bp    25,000    25,774       --
First Bank Statutory Trust VII      December 2006   December 15, 2036   December 15, 2011   + 185.0 bp    50,000    51,547       --

Fixed Rate
----------
First Preferred Capital
   Trust II (2)                     October 2000   September 30, 2030  September 30, 2005       10.24%    57,500        --       --
First Preferred Capital
   Trust III (3)                    November 2001   December 31, 2031   December 31, 2006        9.00%    55,200        --   56,907
First Bank Statutory Trust           March 2003      March 20, 2033      March 20, 2008          8.10%    25,000    25,774   25,774
First Preferred Capital
   Trust IV                          April 2003      June 30, 2033       June 30, 2008           8.15%    46,000    47,423   47,423

----------------------------
(1)  The interest rates paid on the trust preferred securities were based  on either a fixed rate or  a variable rate.  The variable rate was based on the  three-month LIBOR plus the  basis point  spread as shown above, with the exception of First Bank Capital
     Trust, which was based on the six-month LIBOR plus the basis point spread shown above.
(2)  On September 30, 2005, First Banks redeemed the cumulative fixed rate trust  preferred  securities at  the liquidation value of
     $25 per preferred security, together with distributions accumulated and unpaid to the redemption date. In conjunction with this transaction, First Banks paid in full its outstanding $59.3 million of subordinated debentures that were  issued by First Banks to First Preferred Capital Trust II. The funds necessary for the redemption of the subordinated debentures were provided from a portion of the proceeds of First Banks' Term Loan.
(3)  On December 31, 2006, First Banks redeemed the cumulative fixed rate trust preferred securities at the liquidation value of $25 per preferred security, together with distributions accumulated and unpaid to the  redemption date. In  conjunction  with  this transaction, First Banks paid in full its outstanding $56.9 million of subordinated debentures that were  issued by First Banks to First Preferred Capital Trust III. The net proceeds  associated with these  transactions  were paid  on January 2, 2007. The funds necessary for the redemption of the subordinated  debentures were  provided by  internally  generated  funds  and the net proceeds from the issuance of additional subordinated debentures to First Bank Statutory VII on December 14, 2006.

         In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions accrued on the subordinated debentures were $22.4 million, $20.9 million and $19.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The distributions payable on all of First Banks' subordinated debentures are included in interest expense in the consolidated statements of income. Deferred issuance costs associated with First Banks' subordinated debentures are included as a reduction of subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis.

         Subsequent to December 31, 2006, First Banks, through a newly formed statutory trust affiliate, issued $25.8 million of subordinated debentures, as more fully described in Note 25 to the Consolidated Financial Statements. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks' capital base.

(13)     INCOME TAXES

         Provision for income taxes attributable to income from continuing operations for the years ended December 31, 2006, 2005 and 2004 consists of:

                                                                                    2006       2005        2004
                                                                                    ----       ----        ----
                                                                                 (dollars expressed in thousands)
         Current provision for taxes:
              Federal........................................................     $41,582     48,306      36,578
              State..........................................................       3,272      5,419       9,507
                                                                                  -------    -------     -------
                                                                                   44,854     53,725      46,085
                                                                                  -------    -------     -------
         Deferred provision for taxes:
              Federal........................................................      10,062        116         236
              State..........................................................         146     (1,332)       (983)
                                                                                  -------    -------     -------
                                                                                   10,208     (1,216)       (747)
                                                                                  -------    -------     -------
                  Total......................................................     $55,062     52,509      45,338
                                                                                  =======    =======     =======




         The effective rates of federal income taxes for the years ended December 31, 2006, 2005 and 2004 differ from the federal statutory rates of taxation as follows:

                                                                          Years Ended December 31,
                                                        -----------------------------------------------------------
                                                               2006                 2005                2004
                                                        -------------------  ------------------ -------------------
                                                          Amount   Percent     Amount   Percent   Amount   Percent
                                                          ------   -------     ------   -------   ------   -------
                                                                      (dollars expressed in thousands)

         Income before provision for income taxes
           and minority interest in loss of
           subsidiary................................   $ 166,169             $148,128          $ 128,246
                                                        =========             ========          =========
         Provision for income taxes calculated
           at federal statutory income tax rates.....   $  58,159    35.0%    $ 51,845   35.0%  $  44,886    35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment.............        (908)   (0.5)        (814)  (0.5)       (791)   (0.6)
           State income taxes........................       3,487     2.0        4,773    3.2       5,541     4.3
           Reduction in prior year contingency
               reserve...............................      (4,154)   (2.5)      (2,116)  (1.4)     (2,825)   (2.2)
           Bank owned life insurance, net of
               premium...............................      (1,039)   (0.6)      (1,602)  (1.1)     (1,670)   (1.3)
           Other, net................................        (483)   (0.3)         423    0.3         197     0.2
                                                        ---------    ----     --------   ----   ---------    ----
                 Provision for income taxes..........   $  55,062    33.1%    $ 52,509   35.5%  $  45,338    35.4%
                                                        =========    ====     ========   ====   =========    ====

         The $4.2 million, $2.1 million and $2.8 million reductions in the prior year contingency reserve, reflected in 2006, 2005 and 2004, respectively, resulted from reversals of federal and state tax reserves no longer deemed necessary.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were as follows:

                                                                                          December 31,
                                                                                          ------------
                                                                                        2006        2005
                                                                                        ----        ----
                                                                                (dollars expressed in thousands)
              Deferred tax assets:
                  Net operating loss carryforwards................................   $  26,267      35,513
                  Deferred built-in loss carryforward.............................       3,345       3,824
                  Allowance for loan losses.......................................      60,052      57,137
                  Loans held for sale.............................................         572       5,562
                  Alternative minimum and general business tax credits............       3,510       2,770
                  Interest on nonaccrual loans....................................       2,286       3,582
                  Servicing rights................................................          --      10,081
                  Deferred compensation...........................................       7,732       6,462
                  Net fair value adjustment for available-for-sale
                     investment securities........................................       6,312       8,954
                  Net fair value adjustment for derivative instruments............         755       1,782
                  Partnership investments.........................................       7,079       4,161
                  State taxes.....................................................          --         515
                  Other...........................................................       3,666       6,349
                                                                                     ---------    --------
                      Gross deferred tax assets...................................     121,576     146,692
                                                                                     ---------    --------
                  Valuation allowance.............................................     (21,401)    (17,754)
                                                                                     ---------    --------
                      Deferred tax assets, net of valuation allowance.............     100,175     128,938
                                                                                     ---------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................       8,445       8,407
                  Servicing rights................................................         919          --
                  Unrealized gains on investment securities.......................          --         144
                  Core deposit intangibles........................................       8,887       6,491
                  Customer list intangibles.......................................       9,307          --
                  Discount on loans...............................................       5,446       4,878
                  Equity investments..............................................       6,103       6,331
                  State taxes.....................................................       2,594          --
                  Other...........................................................       1,125         853
                                                                                     ---------    --------
                      Deferred tax liabilities....................................      42,826      27,104
                                                                                     ---------    --------
                      Net deferred tax assets.....................................   $  57,349     101,834
                                                                                     =========    ========

         The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax assets of $57.5 million at December 31, 2006.

         Changes in the deferred tax asset valuation allowance for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                                                                   2006       2005       2004
                                                                                   ----       ----       ----
                                                                                (dollars expressed in thousands)

         Balance, beginning of year...........................................   $17,754     17,767         --
         Purchase acquisitions................................................        --         --     17,767
         Adjustment to purchase acquisitions completed in prior periods.......     3,647        (13)        --
                                                                                 -------    -------    -------
         Balance, end of year.................................................   $21,401     17,754     17,767
                                                                                 =======    =======    =======

         Upon completion of the acquisition of CIB Bank, the net deferred tax assets associated with the acquisition were evaluated to determine whether it is more likely than not that the net deferred tax assets will be recognized in the future. The ability to utilize the net deferred tax assets recorded in connection with the acquisition is subject to a number of limitations. Among these limitations is the restriction that any built-in loss (the fair value was less than the tax basis) that existed at the date of acquisition, if realized within the first five years subsequent to the date of acquisition, will be deferred and must be carried forward and subjected to rules similar to the rules for carrying forward net operating losses. Based upon these factors, management determined that a valuation allowance should be established for CIB Bank in the amount of $21.4 million. Subsequent reductions in the valuation allowance will be credited to goodwill.

         At December 31, 2006 and 2005, the accumulation of prior years' earnings representing tax bad debt deductions was approximately $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Banks would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

         At December 31, 2006 and 2005, for federal income taxes purposes, First Banks had net operating loss carryforwards relating to pre-acquisition tax losses of acquired entities of approximately $75.0 million and $101.5 million, respectively. At December 31, 2006, the net operating loss carryforwards for First Banks expire as follows:

                                                                              (dollars expressed in thousands)
         Year ending December 31:
              2007..................................................................     $   1,718
              2008..................................................................        11,924
              2009..................................................................         6,114
              2010..................................................................             7
              2011 - 2025...........................................................        55,287
                                                                                         ---------
                  Total.............................................................     $  75,050
                                                                                         =========

         During 2004, First Banks recognized built-in losses associated with the acquisition of CIB Bank. A portion of the realized built-in losses was deferred for 2004 and is required to be carried forward subject to rules similar to the rules for carrying forward net operating losses. Utilization of the realized built-in losses is allowed subsequent to the utilization of any net operating loss carryforwards associated with the acquisition of CIB Bank. Consequently, at December 31, 2006, First Banks had deferred built-in loss carryforwards of approximately $8.0 million. Utilization of the deferred built-in loss carryforwards is allowed beginning in the year 2020, and such losses will expire in the year 2024.


(14)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of basic and diluted EPS for the years ended December 31, 2006, 2005 and 2004:

                                                                                                      Per Share
                                                                             Income       Shares        Amount
                                                                             ------       ------        ------
                                                                  (dollars in thousands, except share and per share data)

         Year ended December 31, 2006:
           Basic EPS - income available to common stockholders.........    $ 110,908       23,661      $4,687.38
           Effect of dilutive securities:
              Class A convertible preferred stock......................          769          456         (56.66)
                                                                           ---------     --------      ---------
           Diluted EPS - income available to common stockholders.......    $ 111,677       24,117      $4,630.72
                                                                           =========     ========      =========

         Year ended December 31, 2005:
           Basic EPS - income available to common stockholders.........    $  96,120       23,661      $4,062.36
           Effect of dilutive securities:
              Class A convertible preferred stock......................          769          516         (54.90)
                                                                           ---------     --------      ---------
           Diluted EPS - income available to common stockholders.......    $  96,889       24,177      $4,007.46
                                                                           =========     ========      =========

         Year ended December 31, 2004:
           Basic EPS - income available to common stockholders.........    $  82,123       23,661      $3,470.80
           Effect of dilutive securities:
              Class A convertible preferred stock......................          769          565         (49.22)
                                                                           ---------     --------      ---------
           Diluted EPS - income available to common stockholders.......    $  82,892       24,226      $3,421.58
                                                                           =========     ========      =========

(15)     CREDIT COMMITMENTS

         First Banks is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully described in Note 5 to the Consolidated
Financial Statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward commitments to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance sheet items.

         Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit at December 31, 2006 and 2005 were as follows:


                                                                                             December 31,
                                                                                   --------------------------------
                                                                                          2006          2005
                                                                                          ----          ----
                                                                                   (dollars expressed in thousands)

         Commitments to extend credit.............................................    $ 3,092,804     2,785,028
         Commercial and standby letters of credit.................................        171,097       191,634
                                                                                      -----------    ----------
                                                                                      $ 3,263,901     2,976,662
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

         Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2006 expire, at various dates, within 10 years.


(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments is management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including servicing assets, deferred income tax assets, bank premises and equipment and goodwill and other intangible assets. Furthermore, the income taxes that would be incurred if First Banks were to realize any of the unrealized gains or unrealized losses indicated between the estimated fair values and corresponding carrying values could have a significant effect on the fair value estimates and have not been considered in any of the estimates.

         The estimated fair value of First Banks' financial instruments at December 31, 2006 and 2005 were as follows:


                                                                     2006                           2005
                                                          --------------------------     --------------------------
                                                            Carrying      Estimated       Carrying       Estimated
                                                              Value      Fair Value         Value       Fair Value
                                                              -----      ----------         -----       ----------
                                                                      (dollars expressed in thousands)
         Financial Assets:
           Cash and cash equivalents...................    $  369,557       369,557         286,652        286,652
           Investment securities:
               Trading.................................        81,168        81,168           3,389          3,389
               Available for sale......................     1,359,729     1,359,729       1,311,289      1,311,289
               Held to maturity........................        24,049        23,971          26,105         25,791
           Net loans...................................     7,520,752     7,471,250       6,885,441      6,847,421
           Derivative instruments......................        (1,659)       (1,659)         (6,530)        (6,530)
           Bank-owned life insurance...................       113,778       113,778         111,442        111,442
           Accrued interest receivable.................        55,464        55,464          43,280         43,280
           Interest rate lock commitments..............           (17)          (17)            (49)           (49)
           Forward commitments to sell
               mortgage-backed securities..............            86            86            (538)          (538)
                                                           ==========    ==========      ==========     ==========

         Financial Liabilities:
           Deposits:
               Noninterest-bearing demand..............    $1,281,108     1,281,108       1,299,350      1,299,350
               Interest-bearing demand.................       981,939       981,939         981,837        981,837
               Savings.................................     2,352,575     2,352,575       2,106,470      2,106,470
               Time deposits...........................     3,827,464     3,827,464       3,154,174      3,154,174
           Other borrowings............................       373,899       373,899         539,174        539,174
           Notes payable...............................        65,000        65,000         100,000        100,000
           Accrued interest payable....................        28,176        28,176          21,023         21,023
           Subordinated debentures.....................       297,966       303,302         215,461        219,675
                                                           ==========    ==========      ==========     ==========

         Off-Balance Sheet Financial Instruments.......    $       --            --              --             --
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

         Deposits: The fair value of deposits generally payable on demand (i.e., noninterest-bearing and interest-bearing demand and savings accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value of demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for time deposits was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar deposits to a schedule of aggregated monthly maturities of time deposits. If the estimated fair value is lower than the carrying value, the carrying value is reported as the fair value of time deposits.

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


(17)     EMPLOYEE BENEFITS

         First Banks' 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by First Banks' Board of Directors. Employee contributions were limited to $15,000 of gross compensation for 2006. Total employer contributions under the plan were $3.9 million, $2.4 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The plan assets are held and managed under a trust agreement with First Bank's trust department.

         First Banks' nonqualified deferred compensation plan, which covers a select group of employees, is administered by an independent third party. The plan is exempt from the participation, vesting, funding and fiduciary
requirements   of  the  Employee   Retirement   Income  Security  Act  of  1974.
Participants may contribute from 1% to 25% of their salary and up to 100% of their bonuses on a pre-tax basis. Balances outstanding under the plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $8.1 million and $6.2 million at December 31, 2006 and 2005, respectively. Plan expense recorded under the plan, which is reflected in salaries and employee benefits expense in the consolidated statements of income, was $845,000, $592,000 and $450,000 for the years ended December 31, 2006, 2005 and
2004, respectively.


(18)     STOCKHOLDERS' EQUITY

         First Banks has two classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The redemption of any issue of preferred stock requires the prior approval of the Board of Governors of the Federal Reserve System (Federal Reserve). The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annual dividend rates for the Class A and Class B preferred stock were 6.0% and 7.0%, respectively, for the years ended December 31, 2006, 2005 and 2004.

         Other comprehensive income (loss) of $6.8 million, ($18.1) million and ($31.0) million, as presented in the accompanying Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, is reflected net of income tax expense (benefit) of $3.7 million, ($9.7) million and ($16.7) million at December 31, 2006, 2005 and 2004, respectively.

         In December 2006, First Banks recorded an increase in additional paid-in capital of $3.8 million which related to the utilization of net operating losses that were acquired with the acquisition of First Banks America, Inc. (FBA) and its wholly-owned subsidiary BankTEXAS N.A., in 1994. Effective December 1994, the FBA Board of Directors approved the implementation of a quasi-reorganization. In accordance with the provisions of SFAS No. 109 and under the requirements for completing the quasi-reorganization, tax benefits for deductible temporary differences and net operating loss carryforwards that existed at the date of the quasi-reorganization and are subsequently recognized are generally reported as a direct addition to contributed capital.

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

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $30.6 million, $29.6 million and $26.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. First Services, L.P. leases information technology and other equipment from First Bank. During 2006, 2005 and 2004, First Services, L.P. paid First Bank $4.2 million, $4.3 million and $4.3 million, respectively, in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $3.0 million, $2.6 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC D/B/A First Banc Insurors (First Title), a limited liability company owned by First Banks' Chairman and members of his immediate family, received approximately $221,000, $379,000 and $514,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in commissions for insurance policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which these commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         On May 31, 2006, Adrian Baker, a newly acquired subsidiary of First Bank, purchased the personal and commercial insurance book of business from First Title. First Bank engaged an independent third party to perform a business valuation of the personal and commercial insurance book of business of First Title, which was determined to be approximately $270,000 and is being amortized over seven years utilizing the straight-line method.

         During 2006, First Bank contributed $5.0 million in cash to the Dierberg Operating Foundation, Inc., a charitable foundation established by First Banks' Chairman and members of his immediate family. In addition, on November 15, 2006, First Banks contributed 26,962 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.0 million to the Dierberg Operating Foundation, Inc. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.0 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $121,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $522,000 associated with this transaction. During 2005, First Bank contributed $2.5 million in cash to The Dierberg Foundation, a charitable foundation established by First Banks' Chairman and members of his immediate family, and $1.5 million in cash to the Dierberg Operating Foundation, Inc. First Banks did not make any charitable contributions to these organizations during 2004.

         First Banks periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that are controlled by First Banks' Chairman and members of his immediate family. First Banks utilizes these products primarily for customer and employee events and promotions, and business development functions. During the years ended December 31, 2006, 2005 and 2004, First Banks purchased products aggregating approximately $376,000, $320,000 and $189,000, respectively, from these entities.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $385,000, $335,000 and $297,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

         In August 2004, First Bank granted to FCA, a corporation owned by First Banks' Chairman and members of his immediate family, a written option to purchase 735 Membership Interests of SBLS LLC, a wholly owned limited liability company of First Bank, at a price of $10,000 per Membership Interest, or $7.4 million in aggregate. The option could have been exercised by FCA at any time prior to its expiration, which was extended to June 30, 2005. On June 30, 2005, FCA exercised this option and paid $7.4 million in cash. Consequently, SBLS LLC became 51.0% owned by First Bank and 49.0% owned by FCA as of June 30, 2005.

         In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provides a $50.0 million warehouse line of credit for loan funding purposes. The Agreement provided for an initial maturity date of June 30, 2008, which was extended on June 15, 2006 by First Bank to June 30, 2009. Interest is payable monthly, in arrears, on the outstanding loan balances at a rate equal to First Bank's prime lending rate minus 50 basis points. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance of advances outstanding under this line of credit was $47.5 million and $31.4 million at December 31, 2006 and 2005, respectively. Interest expense recorded under the Agreement by SBLS LLC was $3.0 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively. The balance of the advances under the Agreement and the related interest expense recognized by SBLS LLC are fully eliminated for purposes of the Consolidated Financial Statements.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $55.9 million and $37.9 million at December 31, 2006 and 2005, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         In August 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provided for WWT to provide information technology services associated with the initial phase of the upgrade of personal computers to First Bank employees in an ongoing effort to further standardize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services for this phase of the project with fees not to exceed $500,000. First Bank made payments of $7,000 and $471,000 under the contract for the first phase of the project for the years ended December 31, 2006 and 2005, respectively. During 2006, First Bank evaluated the second phase of its corporate-wide personal computer upgrade project and entered into a contract with WWT on August 21, 2006 for additional information technology services. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for this phase of the project with fees not to exceed $500,000. First Bank made payments of $367,000 under the contract for the second phase of the project for the year ended December 31, 2006.

(20)     BUSINESS SEGMENT RESULTS

         First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from the deposit products and services, and fees generated by our mortgage banking, insurance services, and trust, private banking and institutional money management services businesses. The geographic areas include eastern Missouri, Illinois, including Chicago, southern and northern California, and Houston and Dallas, Texas. The products and services are offered to customers primarily within First Banks' respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the Consolidated Financial Statements. The business segment results are summarized as follows:

                                                                         Corporate, Other
                                                                         and Intercompany
                                            First Bank                 Reclassifications (1)             Consolidated Totals
                                ---------------------------------  -----------------------------  ----------------------------------
                                    2006        2005       2004      2006      2005      2004         2006        2005        2004
                                    ----        ----       ----      ----      ----      ----         ----        ----        ----
                                                              (dollars expressed in thousands)
Balance sheet information:

Investment securities.........  $ 1,439,118  1,324,219  1,803,454    25,828    16,564     9,895    1,464,946   1,340,783   1,813,349
Loans, net of unearned
   discount...................    7,666,481  7,020,771  6,137,968        --        --        --    7,666,481   7,020,771   6,137,968
Goodwill and other
   intangible assets..........      295,382    191,901    182,669        --        --        --      295,382     191,901     182,669
Total assets..................   10,116,246  9,148,931  8,720,331    42,468    21,402    12,510   10,158,714   9,170,333   8,732,841
Deposits......................    8,550,062  7,601,162  7,161,636  (106,976)  (59,331)   (9,666)   8,443,086   7,541,831   7,151,970
Notes payable.................           --         --         --    65,000   100,000    15,000       65,000     100,000      15,000
Subordinated debentures.......           --         --         --   297,966   215,461   273,300      297,966     215,461     273,300
Stockholders' equity..........    1,086,876    931,192    877,473  (286,441) (252,254) (276,580)     800,435     678,938     600,893
                                ===========  =========  =========  ========  ========  ========   ==========   =========   =========

Income statement information:

Interest income...............  $   645,100    493,182    394,196     1,204       758       586      646,304     493,940     394,782
Interest expense..............      233,982    145,608     79,260    27,880    22,651    15,507      261,862     168,259      94,767
                                -----------  ---------  ---------  --------  --------  --------   ----------   ---------   ---------
      Net interest income.....      411,118    347,574    314,936   (26,676)  (21,893)  (14,921)     384,442     325,681     300,015
Provision for loan losses.....       12,000     (4,000)    25,750        --        --        --       12,000      (4,000)     25,750
                                -----------  ---------  ---------  --------  --------  --------   ----------   ---------   ---------
      Net interest income
           after provision
           for loan losses....      399,118    351,574    289,186   (26,676)  (21,893)  (14,921)     372,442     329,681     274,265
Noninterest income............      112,549     96,871     87,790       394      (786)     (591)     112,943      96,085      87,199
Noninterest expense...........      315,663    274,484    229,896     3,553     3,154     3,322      319,216     277,638     233,218
                                -----------  ---------  ---------  --------  --------  --------   ----------   ---------   ---------
      Income before provision
        for income taxes and
        minority interest in
        loss of subsidiary....      196,004    173,961    147,080   (29,835)  (25,833)  (18,834)     166,169     148,128     128,246
Provision for income taxes....       65,752     61,517     54,682   (10,690)   (9,008)   (9,344)      55,062      52,509      45,338
                                -----------  ---------  ---------  --------  --------  --------   ----------   ---------   ---------
      Income before minority
         interest in loss
         of subsidiary........      130,252    112,444     92,398   (19,145)  (16,825)   (9,490)     111,107      95,619      82,908
Minority interest in loss
   of subsidiary..............         (587)    (1,287)        --        --        --        --         (587)     (1,287)         --
                                -----------  ---------  ---------  --------  --------  --------   ----------   ---------   ---------
      Net income..............  $   130,839    113,731     92,398   (19,145)  (16,825)   (9,490)     111,694      96,906      82,908
                                ===========  =========  =========  ========  ========  ========   ==========   =========   =========

------------------------
(1)  Corporate and other includes $14.8 million,  $13.4 million and $9.8 million of interest expense on subordinated debentures, after applicable income tax benefit of $8.0 million,  $7.2 million and $5.3 million for the years ended  December 31, 2006,
     2005 and 2004, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006 and 2005, First Banks and First Bank were each well capitalized. As of December 31, 2006, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

         At December 31, 2006 and 2005, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                             Actual
                                           ------------------------------------------      For         To be Well
                                                   2006                  2005            Capital    Capitalized Under
                                           --------------------  --------------------   Adequacy    Prompt Corrective
                                             Amount     Ratio      Amount     Ratio     Purposes    Action Provisions
                                             ------     -----      ------     -----     --------    -----------------
                                                (dollars expressed in thousands)

Total capital (to risk-weighted assets):
    First Banks.........................   $ 929,688    10.25%   $ 826,893    10.14%      8.0%             10.0%
    First Bank..........................     925,013    10.23      868,393    10.66       8.0              10.0

Tier 1 capital (to risk-weighted assets):
    First Banks.........................     789,967     8.71      724,501     8.88       4.0               6.0
    First Bank..........................     811,530     8.97      766,148     9.41       4.0               6.0

Tier 1 capital (to average assets):
    First Banks.........................     789,967     8.13      724,501     8.13       3.0               5.0
    First Bank..........................     811,530     8.38      766,148     8.61       3.0               5.0

         In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has evaluated the impact of the final rule on the Company's financial condition and results of operations, and determined the implementation of the Federal Reserve's final rules that will be effective in March 2009 would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.86% and 7.34%, respectively, and would not have an impact on total capital (to risk-weighted assets), as of December 31, 2006.


(22)     DISTRIBUTION OF EARNINGS OF FIRST BANK

         First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $135.0 million at December 31, 2006, unless prior permission of the regulatory authorities is obtained.

(23)     PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Banks, Inc. as of December 31, 2006 and 2005, and condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004:


                                           CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                                     ----------------------
                                                                                        2006         2005
                                                                                        ----         ----
                                                                                (dollars expressed in thousands)
                                                   Assets
                                                   ------

         Cash deposited in First Bank............................................    $   16,688      59,036
         Cash deposited in unaffiliated financial institutions...................            26       1,789
                                                                                     ----------   ---------
              Total cash.........................................................        16,714      60,825
         Investment securities...................................................        25,828      16,564
         Investment in subsidiaries..............................................     1,087,356     931,690
         Advances due from subsidiary bank holding company.......................        90,000          --
         Other assets............................................................        17,014       3,425
                                                                                     ----------   ---------
              Total assets.......................................................    $1,236,912   1,012,504
                                                                                     ==========   =========

                                     Liabilities and Stockholders' Equity

         Notes payable...........................................................    $   65,000     100,000
         Subordinated debentures.................................................       297,966     215,461
         Accrued expenses and other liabilities..................................        73,511      18,105
                                                                                     ----------   ---------
              Total liabilities..................................................       436,477     333,566
         Stockholders' equity....................................................       800,435     678,938
                                                                                     ----------   ---------
              Total liabilities and stockholders' equity.........................    $1,236,912   1,012,504
                                                                                     ==========   =========

                                       CONDENSED STATEMENTS OF INCOME


                                                                                  Years Ended December 31,
                                                                             ----------------------------------
                                                                                 2006        2005        2004
                                                                                 ----        ----        ----
                                                                              (dollars expressed in thousands)

         Income:
           Dividends from subsidiaries...................................    $  70,000      94,050      40,000
           Management fees from subsidiaries.............................       35,525      31,975      27,853
           Gain on sale of available-for-sale investment securities......          767          --          --
           Other.........................................................        2,284       1,049         710
                                                                             ---------    --------    --------
              Total income...............................................      108,576     127,074      68,563
                                                                             ---------    --------    --------
         Expense:
           Interest......................................................       28,356      22,860      15,597
           Salaries and employee benefits................................       25,530      23,238      20,699
           Legal, examination and professional fees......................        3,796       3,959       2,943
           Charitable contributions......................................        1,068         100          43
           Other.........................................................        9,660       8,687       8,114
                                                                             ---------    --------    --------
              Total expense..............................................       68,410      58,844      47,396
                                                                             ---------    --------    --------
              Income before benefit for income taxes and equity
                in undistributed earnings of subsidiaries................       40,166      68,230      21,167
         Benefit for income taxes........................................      (10,690)     (9,004)     (9,344)
                                                                             ---------    --------    --------
              Income before equity in undistributed earnings
                of subsidiaries..........................................       50,856      77,234      30,511
         Equity in undistributed earnings of subsidiaries................       60,838      19,672      52,397
                                                                             ---------    --------    --------
              Net income.................................................    $ 111,694      96,906      82,908
                                                                             =========    ========    ========


                                     CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                             ----------------------------------
                                                                                 2006        2005        2004
                                                                                 ----        ----        ----
                                                                               (dollars expressed in thousands)

         Cash flows from operating activities:
           Net income....................................................    $ 111,694      96,906      82,908
           Adjustments to reconcile net income to net cash provided by operating activities:
                Net income of subsidiaries...............................     (130,838)   (113,722)    (92,397)
                Dividends from subsidiaries..............................       70,000      94,050      40,000
                Other, net...............................................     (100,610)      4,882      (3,262)
                                                                             ---------    --------    --------
                  Net cash (used in) provided by operating activities....      (49,754)     82,116      27,249
                                                                             ---------    --------    --------

         Cash flows from investing activities:
           Increase in investment securities.............................       (6,375)     (5,304)       (915)
           Investment in common securities of affiliated business
              and statutory trusts.......................................       (4,178)         --      (1,857)
           Payments from redemption of investment in common securities
              of affiliated business and statutory trusts................           --       1,778          --
           Acquisitions of subsidiaries..................................      (85,514)    (52,400)    (76,067)
           Capital contributions to subsidiaries.........................           --          --     (15,000)
           Other, net....................................................       (1,682)      1,340         (39)
                                                                             ---------    --------    --------
                  Net cash used in investing activities..................      (97,749)    (54,586)    (93,878)
                                                                             ---------    --------    --------

         Cash flows from financing activities:
           Advances drawn on notes payable...............................           --     100,000      15,000
           Repayments of notes payable...................................      (35,000)    (15,000)    (17,000)
           Proceeds from issuance of subordinated debentures.............      139,178          --      61,857
           Repayments of subordinated debentures.........................           --     (59,278)         --
           Payment of preferred stock dividends..........................         (786)       (786)       (786)
                                                                             ---------    --------    --------
                  Net cash provided by financing activities..............      103,392      24,936      59,071
                                                                             ---------    --------    --------
                  Net (decrease) increase in cash........................      (44,111)     52,466      (7,558)
         Cash, beginning of year.........................................       60,825       8,359      15,917
                                                                             ---------    --------    --------
         Cash, end of year...............................................    $  16,714      60,825       8,359
                                                                             =========    ========    ========

         Noncash investing activities:
           Cash paid for interest........................................    $  28,843      18,690      13,527
                                                                             =========    ========    ========

(24)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At December 31, 2006, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         In August 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of SBLS, as further described in Note 2 to the Consolidated Financial Statements. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provided for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. SBLS LLC was not required to make any payments to the seller as of September 30, 2006 and September 30, 2005, the first and second measurement dates under the terms of the Asset Purchase Agreement. However, in October 2006, SBLS LLC made a payment of $375,000, as settlement in full of all obligations associated with these contingent payments pursuant to a mutual agreement amongst the parties. As of December 31, 2005, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC would be required to make payments under the Asset Purchase Agreement was not ascertainable at that time.

         In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

(25)     SUBSEQUENT EVENTS (UNAUDITED)

         On February 23, 2007, First Bank Statutory Trust VIII (FBST VIII), a newly formed Delaware statutory trust, issued 25,000 variable rate trust preferred securities at $1,000 per security in a private placement, and issued 774 common securities to First Banks at $1,000 per security. First Banks owns all of the common securities of FBST VIII. The gross proceeds of the offering were used by FBST VIII to purchase $25.8 million of variable rate subordinated debentures from First Banks, maturing on March 30, 2037. The maturity date of the subordinated debentures may be shortened, at the option of First Banks, to a date not earlier than March 30, 2012, if certain conditions are met. The subordinated debentures are the sole asset of FBST VIII. In connection with the issuance of the FBST VIII preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST VIII under the FBST VIII preferred securities. Proceeds from the issuance of the subordinated debentures to FBST VIII, net of offering expenses, were $25.8 million. The distribution rate on the FBST VIII preferred securities is equivalent to the three-month LIBOR plus 161.0 basis points, and is payable quarterly in arrears beginning March 30, 2007.

         On February 28, 2007, First Banks completed its acquisition of Royal Oaks, located in Houston, Texas, for $38.6 million in cash. The acquisition served to expand First Banks' banking franchise in Houston, Texas. The transaction was funded through internally generated funds and the issuance of the FBST VIII trust preferred securities. At the time of the acquisition, Royal Oaks had assets of $206.9 million, loans, net of unearned discount, of $175.5 million, deposits of $159.1 million and stockholders' equity of $9.6 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustment as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was approximately $29.0 million. Royal Oaks was merged with and into First Bank at the time of the acquisition.


                                                   FIRST BANKS, INC.

                                    QUARTERLY CONDENSED FINANCIAL DATA -- UNAUDITED

---------------------------------------------------------------------------------------------------------------------


                                                                                 2006 Quarter Ended
                                                               ------------------------------------------------------
                                                                March 31       June 30    September 30    December 31
                                                                --------       -------    ------------    -----------
                                                               (dollars expressed in thousands, except per share data)

  Interest income............................................  $ 147,234       157,731       168,293        173,046
  Interest expense...........................................     56,368        62,051        69,109         74,334
                                                               ---------      --------      --------       --------
     Net interest income.....................................     90,866        95,680        99,184         98,712
  Provision for loan losses..................................      1,000         5,000         2,000          4,000
                                                               ---------      --------      --------       --------
     Net interest income after provision for loan losses.....     89,866        90,680        97,184         94,712
  Noninterest income.........................................     25,497        25,879        29,994         31,573
  Noninterest expense........................................     74,815        81,051        80,473         82,877
                                                               ---------      --------      --------       --------
     Income before provision for income taxes and minority
       interest in loss of subsidiary........................     40,548        35,508        46,705         43,408
  Provision for income taxes.................................     11,703        13,500        17,249         12,610
                                                               ---------      --------      --------       --------
     Income before minority interest in loss of subsidiary...     28,845        22,008        29,456         30,798
  Minority interest in loss of subsidiary....................       (158)          (78)         (204)          (147)
                                                               ---------      --------      --------       --------
     Net income..............................................  $  29,003        22,086        29,660         30,945
                                                               =========      ========      ========       ========

  Earnings per common share:
     Basic...................................................  $1,217.49        927.86      1,245.28       1,296.75
                                                               =========      ========      ========       ========

     Diluted.................................................  $1,202.46        916.31      1,231.06       1,285.63
                                                               =========      ========      ========       ========


                                                                                 2005 Quarter Ended
                                                               ------------------------------------------------------
                                                                March 31       June 30    September 30    December 31
                                                                --------       -------    ------------    -----------
                                                               (dollars expressed in thousands, except per share data)

  Interest income............................................  $ 112,228       117,188       127,801        136,723
  Interest expense...........................................     34,149        39,367        45,155         49,588
                                                               ---------      --------      --------       --------
     Net interest income.....................................     78,079        77,821        82,646         87,135
  Provision for loan losses..................................         --        (8,000)           --          4,000
                                                               ---------      --------      --------       --------
     Net interest income after provision for loan losses.....     78,079        85,821        82,646         83,135
  Noninterest income.........................................     21,215        26,191        24,948         23,731
  Noninterest expense........................................     63,869        70,161        67,852         75,756
                                                               ---------      --------      --------       --------
     Income before provision for income taxes and minority
       interest in loss of subsidiary........................     35,425        41,851        39,742         31,110
  Provision for income taxes.................................     13,298        15,005        13,265         10,941
                                                               ---------      --------      --------       --------
     Income before minority interest in loss of subsidiary...     22,127        26,846        26,477         20,169
  Minority interest in loss of subsidiary....................         --            --        (1,036)          (251)
                                                               ---------      --------      --------       --------
     Net income..............................................  $  22,127        26,846        27,513         20,420
                                                               =========      ========      ========       ========

  Earnings per common share:
     Basic...................................................  $  926.87      1,129.05      1,154.52         851.91
                                                               =========      ========      ========       ========

     Diluted.................................................  $  915.04      1,110.42      1,139.46         846.12
                                                               =========      ========      ========       ========

                                FIRST BANKS, INC.

                              INVESTOR INFORMATION
--------------------------------------------------------------------------------

FIRST BANKS, INC. PREFERRED SECURITIES
--------------------------------------

         The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol "FBSPrA." The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2006 and 2005 are summarized as follows:


                                  FIRST PREFERRED CAPITAL TRUST IV (ISSUE DATE - APRIL 2003) - FBSPrA

                                                                     2006                  2005
                                                              ------------------   -------------------   Dividend
                                                                High       Low       High       Low      Declared
                                                                ----       ---       ----       ---      --------
         First quarter......................................   $28.00     25.76      27.80     26.00    $ 0.509375
         Second quarter.....................................    27.65     26.38      27.55     25.75      0.509375
         Third quarter......................................    28.05     26.70      27.40     26.28      0.509375
         Fourth quarter.....................................    29.20     26.75      27.61     25.97      0.509375
                                                                                                        ----------
                                                                                                        $ 2.037500
                                                                                                        ==========



FOR INFORMATION CONCERNING FIRST BANKS, PLEASE CONTACT:
-------------------------------------------------------

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
Mail Code - M1-199-014                Mail Code - M1-199-071                  Mail Code - M1-199-014
Hazelwood, Missouri 63042             Hazelwood, Missouri 63042               Hazelwood, Missouri 63042
Telephone - (314) 592-5000            Telephone - (314) 592-5000              Telephone - (314) 592-5000
www.firstbanks.com                    www.firstbanks.com                      www.firstbanks.com
------------------                    ------------------                      ------------------



TRANSFER AGENT:
--------------

Computershare Investor Services, LLC
2 North LaSalle Street
Chicago, Illinois 60602
Telephone - (312) 588-4990
www.computershare.com
---------------------

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

Date:    March 28, 2007

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

         Signatures                                            Title                           Date
-------------------------------------------------------------------------------------------------------------------

   /s/ James F. Dierberg                                     Director                     March 28, 2007
   -----------------------------------------
       James F. Dierberg

   /s/ Allen H. Blake                                        Director                     March 28, 2007
   -----------------------------------------
       Allen H. Blake

   /s/ Terrance M. McCarthy                                  Director                     March 28, 2007
   -----------------------------------------
       Terrance M. McCarthy

   /s/ Steven F. Schepman                                    Director                     March 28, 2007
   -----------------------------------------
       Steven F. Schepman

   /s/ Gordon A. Gundaker                                    Director                     March 28, 2007
   -----------------------------------------
       Gordon A. Gundaker

   /s/ David L. Steward                                      Director                     March 28, 2007
   -----------------------------------------
       David L. Steward

   /s/ Douglas H. Yaeger                                     Director                     March 28, 2007
   -----------------------------------------
       Douglas H. Yaeger

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

      4.2 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and Fifth Third Bank, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit
              10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

      4.3 Indenture between First Banks, Inc. and Fifth Third Bank, as Trustee, dated April 1, 2003 (relating to First Preferred IV)
              (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

      4.4 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, Fifth Third Bank, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

      4.5 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              2002).

      4.6 Guarantee Agreement for First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      4.7 Amended and Restated Declaration of Trust of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      4.8 Floating Rate Junior Subordinated Debt Security Certificate of First Banks, Inc., dated April 10, 2002 (incorporated herein by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      4.9 Capital Security Certificate of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit
              4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      4.10 Indenture between First Banks, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

      4.11 Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

      4.12 Guarantee Agreement by and between First Banks, Inc. and U.S. Bank National Association, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

      4.13 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust and SunTrust Capital Markets, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.9 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

      4.14 Junior Subordinated Debenture of First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.10 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

      4.15 Capital Securities Subscription Agreement by and among First Bank Statutory Trust, First Banks, Inc. and STI Investment Management, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

      4.16 Common Securities Subscription Agreement by and between First Bank Statutory Trust and First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

      4.17 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

      4.18 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.19 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M.
              McCarthy and Lisa K. Vansickle, as Administrators, dated as of September 20, 2004 (incorporated herein by reference to Exhibit
              4.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.20 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.21 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust II and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of September 10, 2004 (incorporated herein by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.22 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.23 Capital Securities Subscription Agreement by and among First Bank Statutory Trust II, First Banks, Inc. and First Tennessee Bank National Association, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.24 Capital Securities Subscription Agreement by and between First Bank Statutory Trust II, First Banks, Inc. and Preferred Term Securities XV, Ltd., dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.25 Capital Securities Certificate P-1 of First Bank Statutory Trust II, dated September 20, 2004 (incorporated herein by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.26 Capital Securities Certificate P-2 of First Bank Statutory Trust II, dated September 20, 2004 (incorporated herein by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.27 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.28 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of November 23, 2004 (incorporated herein by reference to Exhibit
              4.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.29    Guarantee   Agreement  by  and  between  First  Banks,   Inc.  and
              Wilmington Trust Company, dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.30 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust III and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of November 22, 2004 (incorporated herein by reference to Exhibit 4.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.31 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.32 Capital Securities Subscription Agreement by and among First Bank Statutory Trust III, First Banks, Inc. and First Tennessee Bank National Association, dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.33 Capital Securities Certificate P-1 of First Bank Statutory Trust III, dated November 23, 2004 (incorporated herein by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      4.34 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.35 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.36 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.37 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust IV and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of February 16, 2006 (incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.38 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.39 Capital Securities Subscription Agreement by and among First Bank Statutory Trust IV, First Banks, Inc. and First Tennessee Bank National Association, dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.40 Capital Securities Subscription Agreement by and among First Bank Statutory Trust IV, First Banks, Inc. and Preferred Term Securities XXI, Ltd., dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.41 Capital Securities Certificate P-1 of First Bank Statutory Trust IV, dated March 1, 2006 (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.42 Capital Securities Certificate P-2 of First Bank Statutory Trust IV, dated March 1, 2006 (incorporated herein by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

      4.43 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              2006).

      4.44 Amended and Restated Declaration of Trust of First Bank Statutory Trust V by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.45 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.46 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust V and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of April 27, 2006 (incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              2006).

      4.47 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.48 Capital Securities Subscription Agreement by and among First Bank Statutory Trust V, First Banks, Inc. and First Tennessee Bank National Association, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.49 Capital Securities Certificate P-1 of First Bank Statutory Trust V, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.50 Indenture between First Banks, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              2006).

      4.51 Amended and Restated Declaration of Trust of First Bank Statutory Trust VI by and among Wells Fargo Delaware Trust Company, as Delaware Trustee, Wells Fargo Bank, National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake and Lisa K. Vansickle, as Administrators, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.52 Guarantee Agreement by and between First Banks, Inc. and Wells Fargo Bank, National Association, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              2006).

      4.53 Purchase Agreement among First Bank Statutory Trust VI, Issuer, First Banks, Inc., Sponsor, and Bear, Stearns & Co. Inc., Initial Purchaser, dated as of June 14, 2006 (incorporated herein by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.54 Junior Subordinated Debt Security due 2036 of First Banks, Inc., dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.55 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust VI, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              2006).

      4.56 Capital Securities Certificate P-001 of First Bank Statutory Trust VI, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

      4.57 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of December 14, 2006 - filed herewith.

      4.58 Amended and Restated Declaration of Trust of First Bank Statutory Trust VII by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of December 14, 2006 - filed herewith.

      4.59    Guarantee   Agreement  by  and  between  First  Banks,   Inc.  and
              Wilmington Trust Company, dated as of December 14, 2006 - filed herewith.

      4.60 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust VII and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of December 6, 2006 - filed herewith.

      4.61 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of December 14, 2006 - filed herewith.

      4.62 Capital Securities Subscription Agreement by and among First Bank Statutory Trust VII, First Banks, Inc. and First Tennessee Bank National Association, dated as of December 14, 2006 - filed herewith.

      4.63 Capital Securities Subscription Agreement by and among First Bank Statutory Trust VII, First Banks, Inc. and Preferred Term Securities XXIV, Ltd., dated as of December 14, 2006 - filed herewith.

      4.64 Capital Securities Certificate P-1 of First Bank Statutory Trust VII, dated as of December 14, 2006 - filed herewith.

      4.65 Capital Securities Certificate P-2 of First Bank Statutory Trust VII, dated as of December 14, 2006 - filed herewith.

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

      10.3 AFS Customer Agreement by and between First Banks, Inc. and Advanced Financial Solutions, Inc., dated January 29, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
              2004).

      10.4 Management Services Agreement by and between First Banks, Inc. and First Bank, dated February 28, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

      10.5 Service Agreement by and between First Services, L.P. and First Banks, Inc., dated May 1, 2004 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.6 Service Agreement by and between First Services, L.P. and First Bank, dated May 1, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.7 Service Agreement by and between First Banks, Inc. and First Services, L.P., dated May 1, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.8* First Banks, Inc. Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      10.9* First Banks, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      10.10* First Amendment to First Banks, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit
              10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

      10.11 Amended and Restated Secured Credit Agreement ($100.0 million Term Loan Facility, $15.0 million Revolving Credit Facility and $7.5 million Letter of Credit Facility), dated as of August 11, 2005, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

      10.12 First Amendment to the Amended and Restated Secured Credit Agreement ($85.0 million Term Loan Facility, $10.0 million
              Revolving Credit Facility and $1.0 million Letter of Credit Facility), dated as of August 10, 2006, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              2006).

      14.1 Code of Ethics for Principal Executive Officer and Financial Professionals (incorporated herein by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

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