Form 10-Q
period 2007-03-31
FIRST BANKS, INC
filed 2007-05-14
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                                                        Shares Outstanding
               Class                                    at April 30, 2007
               -----                                    ------------------

   Common Stock, $250.00 par value                            23,661


                                             FIRST BANKS, INC.

                                             TABLE OF CONTENTS





                                                                                                        Page
                                                                                                        ----

PART I.    FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS...............................................................     1

           CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               AND COMPREHENSIVE INCOME..............................................................     3

           CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.............................................................    16

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    33

   ITEM 4. CONTROLS AND PROCEDURES...................................................................    33

PART II.   OTHER INFORMATION

   ITEM 6. EXHIBITS..................................................................................    34

SIGNATURES...........................................................................................    35





                                       PART I - FINANCIAL INFORMATION
                                       ITEM 1 - FINANCIAL STATEMENTS

                                             FIRST BANKS, INC.

                                        CONSOLIDATED BALANCE SHEETS
                     (dollars expressed in thousands, except share and per share data)

                                                                                        March 31,    December 31,
                                                                                          2007           2006
                                                                                          ----           ----
                                                                                       (unaudited)

                                                  ASSETS
                                                  ------

Cash and cash equivalents:
     Cash and due from banks........................................................  $   215,917        215,974
     Short-term investments.........................................................      295,620        153,583
                                                                                      -----------     ----------
          Total cash and cash equivalents...........................................      511,537        369,557
                                                                                      -----------     ----------

Investment securities:
     Trading........................................................................       83,254         81,168
     Available for sale.............................................................    1,160,515      1,359,729
     Held to maturity (fair value of $23,450 and $23,971, respectively).............       23,516         24,049
                                                                                      -----------     ----------
          Total investment securities...............................................    1,267,285      1,464,946
                                                                                      -----------     ----------

Loans:
     Commercial, financial and agricultural.........................................    2,077,968      1,934,912
     Real estate construction and development.......................................    1,907,962      1,832,504
     Real estate mortgage...........................................................    3,652,227      3,615,148
     Consumer and installment.......................................................       85,559         83,008
     Loans held for sale............................................................      221,550        216,327
                                                                                      -----------     ----------
          Total loans...............................................................    7,945,266      7,681,899
     Unearned discount..............................................................      (13,137)       (15,418)
     Allowance for loan losses......................................................     (142,148)      (145,729)
                                                                                      -----------     ----------
          Net loans.................................................................    7,789,981      7,520,752
                                                                                      -----------     ----------

Bank premises and equipment, net....................................................      187,933        178,417
Goodwill and other intangible assets................................................      319,537        295,382
Bank-owned life insurance...........................................................      114,066        113,778
Deferred income taxes...............................................................       94,961        100,175
Other assets........................................................................      100,056        115,707
                                                                                      -----------     ----------
          Total assets..............................................................  $10,385,356     10,158,714
                                                                                      ===========     ==========

                                               LIABILITIES
                                               -----------

Deposits:
     Noninterest-bearing demand.....................................................  $ 1,258,668      1,281,108
     Interest-bearing demand........................................................      983,906        981,939
     Savings........................................................................    2,591,599      2,352,575
     Time deposits of $100 or more..................................................    1,467,310      1,419,579
     Other time deposits............................................................    2,398,987      2,407,885
                                                                                      -----------     ----------
          Total deposits............................................................    8,700,470      8,443,086
Other borrowings....................................................................      374,827        373,899
Notes payable.......................................................................       40,000         65,000
Subordinated debentures.............................................................      327,921        297,966
Deferred income taxes...............................................................       42,986         42,826
Accrued expenses and other liabilities..............................................       67,433        130,033
Minority interest in subsidiary.....................................................        5,539          5,469
                                                                                      -----------     ----------
          Total liabilities.........................................................    9,559,176      9,358,279
                                                                                      -----------     ----------

                                           STOCKHOLDERS' EQUITY
                                           --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding..............................................................           --             --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.....................       12,822         12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding........................................          241            241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...........................................        5,915          5,915
Additional paid-in capital..........................................................        9,685          9,685
Retained earnings...................................................................      806,361        784,864
Accumulated other comprehensive loss................................................       (8,844)       (13,092)
                                                                                      -----------     ----------
          Total stockholders' equity................................................      826,180        800,435
                                                                                      -----------     ----------
          Total liabilities and stockholders' equity................................  $10,385,356     10,158,714
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


                                             FIRST BANKS, INC.

                             CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                    (dollars expressed in thousands, except share and per share data)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                         --------------------------
                                                                                            2007            2006
                                                                                            ----            ----
Interest income:
     Interest and fees on loans.......................................................   $ 153,757         131,334
     Investment securities............................................................      16,192          14,777
     Short-term investments...........................................................       1,878           1,123
                                                                                         ---------       ---------
          Total interest income.......................................................     171,827         147,234
                                                                                         ---------       ---------
Interest expense:
     Deposits:
       Interest-bearing demand........................................................       2,616           1,828
       Savings........................................................................      18,337          11,183
       Time deposits of $100 or more..................................................      17,030          11,556
       Other time deposits............................................................      27,790          20,034
     Other borrowings.................................................................       4,351           4,695
     Notes payable....................................................................         908           1,420
     Subordinated debentures..........................................................       5,934           5,652
                                                                                         ---------       ---------
          Total interest expense......................................................      76,966          56,368
                                                                                         ---------       ---------
          Net interest income.........................................................      94,861          90,866
Provision for loan losses.............................................................       3,500           1,000
                                                                                         ---------       ---------
          Net interest income after provision for loan losses.........................      91,361          89,866
                                                                                         ---------       ---------
Noninterest income:
     Service charges on deposit accounts and customer service fees....................      10,608          10,232
     Gain on loans sold and held for sale.............................................       3,926           6,821
     Net gain (loss) on investment securities.........................................         293          (2,771)
     Bank-owned life insurance investment income......................................         713           1,115
     Investment management income.....................................................       1,510           2,301
     Insurance fee and commission income..............................................       1,695              --
     Other............................................................................       5,838           7,799
                                                                                         ---------       ---------
          Total noninterest income....................................................      24,583          25,497
                                                                                         ---------       ---------
Noninterest expense:
     Salaries and employee benefits...................................................      45,228          39,494
     Occupancy, net of rental income..................................................       7,421           6,235
     Furniture and equipment..........................................................       4,551           3,963
     Postage, printing and supplies...................................................       1,782           1,426
     Information technology fees......................................................       9,331           9,061
     Legal, examination and professional fees.........................................       1,733           2,097
     Amortization of intangible assets................................................       2,926           1,517
     Communications...................................................................         761             554
     Advertising and business development.............................................       1,900           1,727
     Charitable contributions.........................................................       1,916           1,617
     Other............................................................................       8,152           7,124
                                                                                         ---------       ---------
          Total noninterest expense...................................................      85,701          74,815
                                                                                         ---------       ---------
          Income before provision for income taxes and minority interest in
             income (loss) of subsidiary..............................................      30,243          40,548
Provision for income taxes............................................................      10,950          11,703
                                                                                         ---------       ---------
          Income before minority interest in income (loss) of subsidiary..............      19,293          28,845
Minority interest in income (loss) of subsidiary......................................          70            (158)
                                                                                         ---------       ---------
          Net income..................................................................      19,223          29,003
Preferred stock dividends.............................................................         196             196
                                                                                         ---------       ---------
          Net income available to common stockholders.................................   $  19,027          28,807
                                                                                         =========       =========

Basic earnings per common share.......................................................   $  804.12        1,217.49
                                                                                         =========       =========

Diluted earnings per common share.....................................................   $  799.23        1,202.46
                                                                                         =========       =========

Weighted average shares of common stock outstanding...................................      23,661          23,661
                                                                                         =========       =========

The accompanying notes are an integral part of the consolidated financial statements.


                                             FIRST BANKS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
            Three Months Ended March 31, 2007 and 2006 and Nine Months Ended December 31, 2006
                           (dollars expressed in thousands, except per share data)




                                                                                                                  Accu-
                                                              Adjustable Rate                                    mulated
                                                              Preferred Stock                                     Other
                                                             -----------------                                   Compre-   Total
                                                              Class A                    Additional              hensive   Stock-
                                                              Conver-            Common   Paid-In    Retained    Income   holders'
                                                               tible   Class B   Stock    Capital    Earnings    (Loss)    Equity
                                                               -----   -------   -----    -------    --------    ------    ------

Balances, December 31, 2005................................   $12,822    241     5,915     5,910      673,956   (19,906)   678,938
                                                                                                                          --------
Three months ended March 31, 2006:
   Comprehensive income:
     Net income............................................        --     --        --        --       29,003        --     29,003
     Other comprehensive loss, net of tax:
       Unrealized losses on investment securities..........        --     --        --        --           --    (3,560)    (3,560)
       Reclassification adjustment for investment
         securities losses included in net income..........        --     --        --        --           --     1,538      1,538
       Derivative instruments:
         Current period transactions.......................        --     --        --        --           --      (303)      (303)
                                                                                                                          --------
   Total comprehensive income..............................                                                                 26,678
   Class A preferred stock dividends, $0.30 per share......        --     --        --        --         (192)       --       (192)
   Class B preferred stock dividends, $0.03 per share......        --     --        --        --           (4)       --         (4)
                                                              -------    ---     -----     -----      -------   -------   --------
Balances, March 31, 2006...................................    12,822    241     5,915     5,910      702,763   (22,231)   705,420
                                                                                                                          --------
Nine months ended December 31, 2006:
   Comprehensive income:
     Net income............................................        --     --        --        --       82,691        --     82,691
     Other comprehensive income, net of tax:
       Unrealized gains on investment securities...........        --     --        --        --           --     7,226      7,226
       Reclassification adjustment for investment
         securities gains included in net income...........        --     --        --        --           --      (296)      (296)
       Derivative instruments:
         Current period transactions.......................        --     --        --        --           --     2,209      2,209
                                                                                                                          --------
   Total comprehensive income..............................                                                                 91,830
   Adjustment for the utilization of net operating
       losses associated with prior acquisitions...........        --     --        --     3,775           --        --      3,775
   Class A preferred stock dividends, $0.90 per share......        --     --        --        --         (577)       --       (577)
   Class B preferred stock dividends, $0.08 per share......        --     --        --        --          (13)       --        (13)
                                                              -------    ---     -----     -----      -------   -------   --------
Balances, December 31, 2006................................    12,822    241     5,915     9,685      784,864   (13,092)   800,435
                                                                                                                          --------
Three months ended March 31, 2007:
   Comprehensive income:
     Net income............................................        --     --        --        --       19,223        --     19,223
     Other comprehensive income, net of tax:
       Unrealized gains on investment securities...........        --     --        --        --           --     2,620      2,620
       Reclassification adjustment for investment
         securities gains included in net income...........        --     --        --        --           --       (94)       (94)
       Derivative instruments:
         Current period transactions.......................        --     --        --        --           --     1,722      1,722
                                                                                                                          --------
   Total comprehensive income..............................                                                                 23,471
   Cumulative effect of change in accounting principle.....        --     --        --        --        2,470        --      2,470
   Class A preferred stock dividends, $0.30 per share......        --     --        --        --         (192)       --       (192)
   Class B preferred stock dividends, $0.03 per share......        --     --        --        --           (4)       --         (4)
                                                              -------    ---     -----     -----      -------   -------   --------
Balances, March 31, 2007...................................   $12,822    241     5,915     9,685      806,361    (8,844)   826,180
                                                              =======    ===     =====     =====      =======   =======   ========

The accompanying notes are an integral part of the consolidated financial statements.



                                             FIRST BANKS, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                      (dollars expressed in thousands)
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            ------------------------
                                                                                               2007          2006
                                                                                               ----          ----
Cash flows from operating activities:
     Net income.........................................................................    $  19,223        29,003
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment.....................        4,819         4,458
       Amortization, net of accretion...................................................        4,107         3,288
       Originations of loans held for sale..............................................     (243,739)     (137,837)
       Proceeds from sales of loans held for sale.......................................      252,507       220,255
       Provision for loan losses........................................................        3,500         1,000
       Provision for deferred income taxes..............................................          733         5,062
       Decrease in accrued interest receivable..........................................        6,287           574
       (Decrease) increase in accrued interest payable..................................       (4,283)        1,126
       Net increase in trading securities...............................................       (1,904)      (46,957)
       Gain on loans sold and held for sale.............................................       (3,926)       (6,821)
       Net (gain) loss on investment securities.........................................         (293)        2,771
       Other operating activities, net..................................................       22,958        30,463
       Minority interest in income (loss) of subsidiary.................................           70          (158)
                                                                                            ---------     ---------
          Net cash provided by operating activities.....................................       60,059       106,227
                                                                                            ---------     ---------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received.........      (14,719)      (20,532)
     Proceeds from sales of investment securities available for sale....................          487       147,439
     Maturities of investment securities available for sale.............................      242,548       151,539
     Maturities of investment securities held to maturity...............................          524         1,497
     Purchases of investment securities available for sale..............................      (34,219)     (281,704)
     Purchases of investment securities held to maturity................................           --          (120)
     Net increase in loans..............................................................     (115,652)     (275,150)
     Recoveries of loans previously charged-off.........................................        1,709         6,774
     Purchases of bank premises and equipment...........................................       (9,288)       (4,197)
     Other investing activities, net....................................................          946          (833)
                                                                                            ---------     ---------
          Net cash provided by (used in) investing activities...........................       72,336      (275,287)
                                                                                            ---------     ---------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits.................................      165,830       (58,267)
     (Decrease) increase in time deposits...............................................      (67,644)      342,881
     Decrease in Federal Home Loan Bank advances........................................      (33,241)      (24,500)
     Increase (decrease) in securities sold under agreements to repurchase..............          969      (167,030)
     Repayments of notes payable........................................................      (25,000)       (5,000)
     Proceeds from issuance of subordinated debentures..................................       25,774        41,238
     Repayments of subordinated debentures..............................................      (56,907)           --
     Payment of preferred stock dividends...............................................         (196)         (196)
                                                                                            ---------     ---------
          Net cash provided by financing activities.....................................        9,585       129,126
                                                                                            ---------     ---------
          Net increase (decrease) in cash and cash equivalents..........................      141,980       (39,934)
Cash and cash equivalents, beginning of period..........................................      369,557       286,652
                                                                                            ---------     ---------
Cash and cash equivalents, end of period................................................    $ 511,537       246,718
                                                                                            =========     =========

Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
        Interest on liabilities.........................................................    $  81,249        55,242
        Income taxes....................................................................      (14,572)           36
                                                                                            =========     =========
     Noncash investing and financing activities:
        Loans transferred to other real estate..........................................    $   3,067         1,557
                                                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2006 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the minority interest in one subsidiary, as more fully described below, and in Note 6 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2006 amounts have been made to conform to the 2007 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company; Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc.; and Small Business Loan Source LLC (SBLS LLC). All of the subsidiaries are wholly owned, except for SBLS LLC, which is 63.9% owned by First Bank and 36.1% owned by First Capital America, Inc. (FCA) as of March 31, 2007, as further described in Note 6 to the Consolidated Financial Statements.

         Significant Accounting Policies. First Banks implemented Financial Accounting Standards Board (FASB) Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes, on January 1, 2007 (FIN 48). The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings, as further described in Note 12 to the Consolidated Financial Statements. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense.

(2)      ACQUISITIONS AND INTEGRATION COSTS

         Completed Acquisitions. On February 28, 2007, First Banks completed its acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal Oaks) for $38.6 million in cash. Royal Oaks was headquartered in Houston, Texas and operated five banking offices in the Houston area. In addition, at the time of the acquisition, Royal Oaks was in the process of opening a de novo branch banking office located in the Heights, near downtown Houston, which subsequently opened on April 16, 2007. The acquisition served to expand First Banks' banking franchise in Houston, Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, Royal Oaks had assets of $206.9 million, loans, net of unearned discount, of $175.5 million, deposits of $159.1 million and stockholders' equity of $9.6 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustment as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was $23.2 million, and preliminary core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.5 million. Royal Oaks was merged with and into First Bank at the time of the acquisition.

         Acquisition and Integration Costs. First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $385,000 as of March 31, 2007, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to seven individuals with remaining terms ranging from approximately one month to nine years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities. The following table summarizes the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition and are reflected in accrued and other liabilities in the consolidated balance sheets:

                                                                                    Information
                                                                     Severance    Technology Fees     Total
                                                                     ---------    ---------------     -----
                                                                        (dollars expressed in thousands)

         Balance at December 31, 2006.............................    $  386             --            386
         Three Months Ended March 31, 2007:
             Amounts accrued at acquisition date..................       100            579            679
             Payments.............................................      (101)            --           (101)
                                                                      ------           ----           ----
         Balance at March 31, 2007................................    $  385            579            964
                                                                      ======           ====           ====

(3)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets, net of amortization, were comprised of the following at March 31, 2007 and December 31, 2006:

                                                            March 31, 2007             December 31, 2006
                                                       ------------------------     -----------------------
                                                         Gross                       Gross
                                                        Carrying    Accumulated     Carrying    Accumulated
                                                         Amount    Amortization      Amount    Amortization
                                                         ------    ------------      ------    ------------
                                                                  (dollars expressed in thousands)

         Amortized intangible assets:
             Core deposit intangibles................  $  65,367     (21,367)        60,867      (18,850)
             Customer list intangibles...............     23,320      (1,287)        23,320         (913)
             Goodwill associated with
                P&A Transactions (1).................      2,210      (1,323)         2,210       (1,288)
                                                       ---------     -------        -------      -------
                   Total.............................  $  90,897     (23,977)        86,397      (21,051)
                                                       =========     =======        =======      =======

         Unamortized intangible assets:
             Goodwill associated with
                stock purchases......................  $ 252,617                    230,036
                                                       =========                    =======
         --------------------
         (1) P&A  Transactions  represent  transactions  structured  as  purchases  of  certain assets and assumption of selected liabilities.

         Amortization of intangible assets was $2.9 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and goodwill associated with P&A Transactions, has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                                          (dollars expressed in thousands)
         Year ending December 31:
              2007 remaining........................................................  $  9,529
              2008..................................................................    12,606
              2009..................................................................    10,703
              2010..................................................................    10,242
              2011..................................................................     7,941
              2012..................................................................     2,392
              Thereafter............................................................    13,507
                                                                                      --------
                  Total.............................................................  $ 66,920
                                                                                      ========

         Changes in the carrying amount of goodwill for the three months ended March 31, 2007 and 2006 were as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                                  2007         2006
                                                                                  ----         ----
                                                                          (dollars expressed in thousands)

         Balance, beginning of period........................................   $230,958     167,056
         Goodwill acquired during the period.................................     23,183      14,896
         Acquisition-related adjustments (1).................................       (602)         38
         Amortization - P&A Transactions.....................................        (35)        (35)
                                                                                --------    --------
         Balance, end of period..............................................   $253,504     181,955
                                                                                ========    ========
         ------------------
         (1)  Acquisition-related adjustments recorded in the first quarter of 2007 pertain to the acquisition of San Diego Community Bank in  August 2006. Acquisition-related adjustments included additional purchase accounting adjustments necessary to appropriately adjust  preliminary goodwill recorded at the time of the acquisition, which was  based upon  current estimates available at that time, to reflect the receipt of additional valuation data.


(4)      SERVICING RIGHTS

         Mortgage Banking Activities. At March 31, 2007 and December 31, 2006, First Banks serviced mortgage loans for others totaling $1.01 billion and $1.04 billion, respectively. Changes in mortgage servicing rights, net of amortization, for the three months ended March 31, 2007 and 2006 were as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                                  2007         2006
                                                                                  ----         ----
                                                                          (dollars expressed in thousands)

         Balance, beginning of period........................................    $5,867        6,623
         Originated mortgage servicing rights (1)............................       333        1,458
         Amortization........................................................      (793)      (1,047)
                                                                                 ------       ------
         Balance, end of period..............................................    $5,407        7,034
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

         First Banks did not incur any impairment of mortgage servicing rights during the three months ended March 31, 2007 and 2006.

         Amortization of mortgage servicing rights at March 31, 2007 has been estimated in the following table:

                                                                          (dollars expressed in thousands)

         Year ending December 31:
              2007 remaining.........................................................  $ 1,607
              2008...................................................................    1,224
              2009...................................................................      788
              2010...................................................................      599
              2011...................................................................      484
              2012...................................................................      487
              Thereafter.............................................................      218
                                                                                       -------
                  Total..............................................................  $ 5,407
                                                                                       =======

         Other Servicing Activities. At March 31, 2007 and December 31, 2006, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $145.5 million and $143.4 million, respectively. Changes in SBA servicing rights, net of amortization and impairment, for the three months ended March 31, 2007 and 2006 were as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                                  2007         2006
                                                                                  ----         ----
                                                                          (dollars expressed in thousands)

         Balance, beginning of period........................................    $8,064        9,489
         Originated SBA servicing rights.....................................       467          172
         Amortization........................................................      (413)        (441)
         Impairment..........................................................      (323)        (278)
                                                                                 ------       ------
         Balance, end of period..............................................    $7,795        8,942
                                                                                 ======       ======

         First Banks recognized impairment of $323,000 and $278,000 for the three months ended March 31, 2007 and 2006, respectively. The impairment of $323,000 recorded for the three months ended March 31, 2007 resulted from a decline in the fair value of the SBA servicing assets below the carrying value primarily attributable to payoffs received on certain existing loans. The impairment of $278,000 recorded for the three months ended March 31, 2006 resulted from a decline in the fair value of the SBA servicing assets below the carrying value primarily attributable to the placement of certain loans on nonaccrual status and payoffs received on certain existing loans.

         Amortization of SBA servicing rights at March 31, 2007 has been estimated in the following table:

                                                                          (dollars expressed in thousands)

         Year ending December 31:
              2007 remaining.........................................................  $ 1,144
              2008...................................................................    1,287
              2009...................................................................    1,061
              2010...................................................................      872
              2011...................................................................      714
              2012...................................................................      584
              Thereafter.............................................................    2,133
                                                                                       -------
                  Total..............................................................  $ 7,795
                                                                                       =======

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2007 and 2006:

                                                                                                 Per Share
                                                                      Income        Shares        Amount
                                                                      ------        ------        ------
                                                           (dollars in thousands, except share and per share data)

     Three months ended March 31, 2007:
         Basic EPS - income available to common stockholders......   $19,027        23,661       $  804.12
         Effect of dilutive securities:
           Class A convertible preferred stock....................       192           385           (4.89)
                                                                     -------       -------       ---------
         Diluted EPS - income available to common stockholders....   $19,219        24,046       $  799.23
                                                                     =======       =======       =========

     Three months ended March 31, 2006:
         Basic EPS - income available to common stockholders......   $28,807        23,661       $1,217.49
         Effect of dilutive securities:
           Class A convertible preferred stock....................       192           456          (15.03)
                                                                     -------       -------       ---------
         Diluted EPS - income available to common stockholders....   $28,999        24,117       $1,202.46
                                                                     =======       =======       =========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $7.8 million and $7.7 million for the three months ended March 31, 2007 and 2006, respectively. First Services, L.P. leases information technology and other equipment from First Bank. During the three months ended March 31, 2007 and 2006, First Services, L.P. paid First Bank $1.1 million and $1.2 million, respectively, in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $913,000 and $547,000 for the three months ended March 31, 2007 and 2006, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         On January 16, 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Operating Foundation, Inc., a charitable foundation established by First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contributions expense of $1.7 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. During the three months ended March 31, 2006, First Bank contributed $500,000 to the Dierberg Operating Foundation, Inc.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $99,000 and $86,000 for the three months ended March 31, 2007 and 2006, respectively.

         In June 2005, FCA, a corporation owned by First Banks' Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. On January 2, 2007, First Bank contributed $4.0 million to SBLS LLC in the form of a capital contribution, which increased First Bank's ownership of SBLS LLC to 63.9% and decreased FCA's ownership to 36.1%.

         In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provided a $50.0 million warehouse line of credit for loan funding purposes. The Agreement provided for an initial maturity date of June 30, 2008, which was extended on June 15, 2006 by First Bank to June 30, 2009. Interest was payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 50 basis points. On March 1, 2007, SBLS LLC modified the Agreement with First Bank. The primary modifications to the structure of the financing arrangement include
(a) an increase in the warehouse line of credit from $50.0 million to $60.0 million; and (b) interest is payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 50 basis points, with the option of electing to have a portion of the outstanding principal balance in amounts not greater than $40.0 million, in minimum increments of $500,000, bear interest at a fixed rate per annum equal to the one-month London Interbank Offering Rate (LIBOR) plus 215 basis points, the three-month LIBOR plus 215 basis points or the long-term interest rate swap rate plus 215 basis points, provided that no more than three fixed-rate interest periods may be in effect at any given time and no interest period may extend beyond the maturity date. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance of advances outstanding under this line of credit was $47.8 million and $47.5 million at March 31, 2007 and December 31, 2006, respectively. Interest expense recorded under the Agreement by SBLS LLC was $934,000 and $580,000 for the three months ended March 31, 2007 and 2006, respectively. The balance of the advances under the Agreement and the related interest expense recognized by SBLS LLC are fully eliminated for purposes of the Consolidated Financial Statements.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $48.1 million and $55.9 million at March 31, 2007 and December 31, 2006, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         In August 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provided for WWT to provide information technology services associated with the initial phase of a corporate-wide upgrade of personal computers to First Bank employees in an ongoing effort to further standardize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services for this phase of the project with fees not to exceed $500,000. First Bank made payments of $478,000 under the contract for the first phase of the project, of which $7,000 in payments were made during the three months ended March 31, 2006. During 2006, First Bank evaluated the second phase of its corporate-wide personal computer upgrade project and entered into a contract with WWT in August 2006 for additional information technology services. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for this phase of the project with fees not to exceed $500,000. First Bank made payments of $379,000 under the contract for the second phase of the project which is now complete, of which $12,000 in payments were made during the three months ended March 31, 2007.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2007, First Banks and First Bank were each well capitalized. As of March 31, 2007, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

         At March 31, 2007 and December 31, 2006, First Banks' and First Bank's required and actual capital ratios were as follows:

                                                            Actual
                                           -----------------------------------------       For         To be Well
                                              March 31, 2007      December 31, 2006      Capital    Capitalized Under
                                           -------------------   -------------------     Adequacy   Prompt Corrective
                                             Amount     Ratio      Amount     Ratio      Purposes   Action Provisions
                                             ------     -----      ------     -----      --------   -----------------
                                                (dollars expressed in thousands)

Total capital (to risk-weighted assets):
    First Banks..........................  $ 959,758    10.22%   $ 929,688    10.25%       8.0%         10.0%
    First Bank...........................    949,572    10.15      925,013    10.23        8.0          10.0

Tier 1 capital (to risk-weighted assets):
    First Banks..........................    794,425     8.46      789,967     8.71        4.0           6.0
    First Bank...........................    832,228     8.89      811,530     8.97        4.0           6.0

Tier 1 capital (to average assets):
    First Banks..........................    794,425     8.09      789,967     8.13        3.0           5.0
    First Bank...........................    832,228     8.51      811,530     8.38        3.0           5.0


         In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve's final rules that will be effective in March 2009, if implemented as of March 31, 2007, would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.56% and 7.23%, respectively, and would not have an impact on total capital (to risk-weighted assets).

(8)      BUSINESS SEGMENT RESULTS

         First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks' mortgage banking, insurance, and trust, private banking and institutional money management business units. First Banks' products and services are offered to customers primarily within its respective geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, and Houston and Dallas, Texas. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through our subsidiaries, SBLS LLC and UPAC.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                            Corporate, Other
                                                                            and Intercompany
                                                  First Bank              Reclassifications (1)        Consolidated Totals
                                          --------------------------    -------------------------   -------------------------
                                            March 31,   December 31,     March 31,   December 31,    March 31,   December 31,
                                              2007          2006           2007          2006          2007          2006
                                              ----          ----           ----          ----          ----          ----
                                                             (dollars expressed in thousands)

Balance sheet information:

Investment securities...................  $ 1,241,023     1,439,118        26,262        25,828      1,267,285     1,464,946
Loans, net of unearned discount.........    7,932,129     7,666,481            --            --      7,932,129     7,666,481
Goodwill and other intangible assets....      319,537       295,382            --            --        319,537       295,382
Total assets............................   10,354,621    10,116,246        30,735        42,468     10,385,356    10,158,714
Deposits................................    8,727,506     8,550,062       (27,036)     (106,976)     8,700,470     8,443,086
Other borrowings........................      374,827       373,899            --            --        374,827       373,899
Notes payable...........................           --            --        40,000        65,000         40,000        65,000
Subordinated debentures.................           --            --       327,921       297,966        327,921       297,966
Stockholders' equity....................    1,136,242     1,086,876      (310,062)     (286,441)       826,180       800,435
                                          ===========    ==========     =========     =========     ==========    ==========

                                                                            Corporate, Other
                                                                            and Intercompany
                                                  First Bank              Reclassifications (1)        Consolidated Totals
                                          --------------------------    -------------------------   -------------------------
                                              Three Months Ended            Three Months Ended          Three Months Ended
                                                   March 31,                     March 31,                   March 31,
                                          --------------------------    -------------------------   -------------------------
                                              2007          2006           2007          2006          2007          2006
                                              ----          ----           ----          ----          ----          ----
                                                             (dollars expressed in thousands)

Income statement information:

Interest income.........................  $   171,569       147,024           258           210        171,827       147,234
Interest expense........................       70,201        49,384         6,765         6,984         76,966        56,368
                                          -----------    ----------     ---------     ---------     ----------    ----------
   Net interest income..................      101,368        97,640        (6,507)       (6,774)        94,861        90,866
Provision for loan losses...............        3,500         1,000            --            --          3,500         1,000
                                          -----------    ----------     ---------     ---------     ----------    ----------
   Net interest income after provision
      for loan losses...................       97,868        96,640        (6,507)       (6,774)        91,361        89,866
                                          -----------    ----------     ---------     ---------     ----------    ----------
Noninterest income......................       24,616        25,741           (33)         (244)        24,583        25,497
Noninterest expense.....................       82,816        73,169         2,885         1,646         85,701        74,815
                                          -----------    ----------     ---------     ---------     ----------    ----------
   Income before provision for income
      taxes and minority interest in
      income (loss) of subsidiary.......       39,668        49,212        (9,425)       (8,664)        30,243        40,548
Provision for income taxes..............       14,626        14,738        (3,676)       (3,035)        10,950        11,703
                                          -----------    ----------     ---------     ---------     ----------    ----------
   Income before minority interest in
      income (loss) of subsidiary.......       25,042        34,474        (5,749)       (5,629)        19,293        28,845
Minority interest in income (loss)
      of subsidiary.....................           70          (158)           --            --             70          (158)
                                          -----------    ----------     ---------     ---------     ----------    ----------
   Net income...........................  $    24,972        34,632        (5,749)       (5,629)        19,223        29,003
                                          ===========    ==========     =========     =========     ==========    ==========
------------------
(1) Corporate and other includes $3.8 million and $3.7 million of interest  expense  on subordinated  debentures, after applicable income tax benefit of $2.1 million and $2.0 million, for the three months ended March 31, 2007 and 2006, respectively.


(9)      OTHER BORROWINGS

         Other borrowings were comprised of the following at March 31, 2007 and December 31, 2006:

                                                                              March 31,    December 31,
                                                                                2007           2006
                                                                                ----           ----
                                                                          (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily.........................................................  $ 170,843       169,874
              Term..........................................................    200,000       200,000
         FHLB advances......................................................      3,984         4,025
                                                                              ---------      --------
                  Total.....................................................  $ 374,827       373,899
                                                                              =========      ========

         The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank's term repurchase agreements as of March 31, 2007 and December 31, 2006 were as follows:

                                                                            Interest Rate  Interest Rate Floor
                  Maturity Date                             Par Amount       Spread (1)      Strike Price (1)
                  -------------                             ----------       ----------      ----------------
                                                        (dollars expressed
                                                           in thousands)

         July 19, 2010....................................  $ 100,000      LIBOR + 0.5475%         5.00%
         October 12, 2010.................................    100,000      LIBOR - 0.5100%         4.50%
                                                            ---------
                                                            $ 200,000
                                                            =========
         ----------------------
         (1)  The interest rate paid on these term repurchase agreements is based on the three-month LIBOR plus the spread amount shown minus  a  floating  rate,  subject  to a 0% floor, equal to two times the differential between the three-month LIBOR and the strike price shown,  if  the three-month LIBOR falls below the strike price associated with the interest rate floor agreements.

(10)     NOTES PAYABLE

         First Banks' $96.0 million First Amendment to its Amended and Restated Secured Credit Agreement, dated August 10, 2006, with a group of unaffiliated financial institutions (Credit Agreement) is secured by First Banks' ownership interest in the capital stock of SFC and First Bank. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the $1.0 million senior secured standby letter of credit facility portion of the Credit Agreement were $450,000 at March 31, 2007 and December 31, 2006, and had not been drawn on by the counterparties. First Banks had not drawn any advances on the $10.0 million senior secured revolving credit facility portion of the Credit Agreement as of March 31, 2007 and December 31, 2006. The outstanding principal balance of the senior secured term loan facility (Term Loan) of the Credit Agreement is payable in quarterly installments of $5.0 million, at a minimum, with the remainder of the Term Loan balance to be repaid in full, including any unpaid interest, upon maturity on August 10, 2008. During the three months ended March 31, 2007, First Banks made payments of $25.0 million on the outstanding principal balance of the Term Loan, reducing the balance from $65.0 million at December 31, 2006 to $40.0 million at March 31, 2007.

         The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. First Banks and First Bank were in compliance with all restrictions and requirements of the Credit Agreement at March 31, 2007 and December 31, 2006.

(11)     SUBORDINATED DEBENTURES

         First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust III and First Preferred Capital Trust IV, which were issued in underwritten public offerings. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase fixed rate or variable rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts.

         In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions accrued on the subordinated debentures were $5.9 million and $4.6 million for the three months ended March 31, 2007 and 2006, respectively.

         A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at March 31, 2007 and December 31, 2006 were as follows:

                                                                                                                   Subordinated
                                                                                                                    Debentures
                                                                                                     Trust    ----------------------
                                                     Maturity              Call          Interest  Preferred  March 31, December 31,
     Name of Trust               Issuance Date         Date                Date(1)       Rate (2)  Securities    2007      2006
     -------------               -------------         ----                ----          ----      ----------    ----      ----

Variable Rate
-------------
First Bank Capital Trust (3)       April 2002      April 22, 2032      April 22, 2007   + 387.5 bp   $25,000    25,774    25,774
First Bank Statutory Trust II    September 2004  September 20, 2034  September 20, 2009 + 205.0 bp    20,000    20,619    20,619
Royal Oaks Capital Trust I (4)    October 2004    January 7, 2035     January 7, 2010   + 240.0 bp     4,000     4,124        --
First Bank Statutory Trust III   November 2004   December 15, 2034   December 15, 2009  + 218.0 bp    40,000    41,238    41,238
First Bank Statutory Trust IV      March 2006      March 15, 2036      March 15, 2011   + 142.0 bp    40,000    41,238    41,238
First Bank Statutory Trust V       April 2006      June 15, 2036       June 15, 2011    + 145.0 bp    20,000    20,619    20,619
First Bank Statutory Trust VI      June 2006       July 7, 2036        July 7, 2011     + 165.0 bp    25,000    25,774    25,774
First Bank Statutory Trust VII   December 2006   December 15, 2036   December 15, 2011  + 185.0 bp    50,000    51,547    51,547
First Bank Statutory
   Trust VIII (5)                February 2007     March 30, 2037      March 30, 2012   + 161.0 bp    25,000    25,774        --

Fixed Rate
----------
First Preferred
   Capital Trust III (6)         November 2001   December 31, 2031   December 31, 2006       9.00%    55,200        --        --
First Bank Statutory Trust         March 2003      March 20, 2033      March 20, 2008        8.10%    25,000    25,774    25,774
First Preferred
   Capital Trust IV                April 2003      June 30, 2033       June 30, 2008         8.15%    46,000    47,423    47,423

-----------------------
(1)  The subordinated debentures are callable at the option of First Banks on  the  call date shown at 100% of the principal amount plus accrued and unpaid interest.
(2)  The interest rates paid on the trust preferred securities were based on  either a  fixed rate or a variable rate. The variable rate was based on the three-month LIBOR plus the basis point  spread shown, with  the  exception of  First Bank Capital Trust, which was based on the six-month LIBOR plus the basis point spread shown.
(3)  On  April 22, 2007, First Banks  redeemed  the  cumulative  variable  rate  trust  preferred  securities  and paid in full its outstanding $25.8 million of subordinated debentures, as further described in Note 14 to the Consolidated Financial Statements.
(4)  In conjunction with the acquisition of Royal Oaks on February 28, 2007, as  further  described  in Note 2 to  the Consolidated
     Financial Statements, First Banks assumed Royal Oaks Capital Trust I, a Delaware statutory trust.
(5)  On February 23, 2007,  First Bank Statutory Trust VIII (FBST VIII), a newly  formed  Delaware  statutory  trust, issued 25,000 variable rate  trust  preferred  securities at $1,000 per security in a private placement, and issued 774 common securities to
     First Banks at $1,000 per security.  Interest is payable quarterly in arrears, beginning on March 30, 2007.
(6)  On December 31, 2006,  First Banks  redeemed  the cumulative fixed rate trust preferred securities at the liquidation value of
     $25 per preferred security, together with distributions accumulated  and  unpaid  to  the redemption date. In conjunction with this transaction, First Banks paid in full its outstanding $56.9 million of subordinated debentures that were issued  by First
     Banks to First Preferred Capital Trust III. The net proceeds  associated with these transactions were paid on January 2, 2007.
     The funds necessary for the redemption of the subordinated debentures were  provided by internally generated funds and the net proceeds from the issuance of additional subordinated debentures to First Bank Statutory VII on December 14, 2006.

(12)     INCOME TAXES

         On January 1, 2007, First Banks implemented FIN 48. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings.

         The Company's liability for unrecognized tax benefits was $2.5 million at January 1, 2007, after consideration of the $2.5 million cumulative effect of change in accounting principle adjustment to the beginning balance of retained earnings. The total amount of federal and state unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate, was $1.4 million, net of the federal tax benefit. There have been no significant changes to the unrecognized tax benefits during the three months ended March 31, 2007. First Banks expects a reduction of $730,000 in unrecognized tax benefits during the remaining nine-month period ending December 31, 2007 as a result of the statute of limitations closing for the 2002 and 2003 tax years. The unrecognized tax benefits are related to California tax benefits associated with enterprise zone interest deductions, Missouri tax benefits associated with dividends received from a former Regulated Investment Company and other certain apportionment assumptions.

         In accordance with FIN 48, it is management's policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At January 1, 2007, the balance of interest accrued on unrecognized tax benefits was $944,000. The amount of interest recognized during the three months ended March 31, 2007 was $189,000. There were no penalties related to tax matters accrued at January 1, 2007, nor did the Company recognize any penalties during the three months ended March 31, 2007.

         First Banks and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. First Banks is no longer open for U.S. federal, state and local income tax examination by tax authorities for the years prior to 2002, with the exception of certain states where the statute of limitations is four years. In those circumstances, First Banks is no longer subject to examination for the years before 2001. At March 31, 2007, there were no federal or state income tax examinations in process.

(13)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At March 31, 2007 and December 31, 2006, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.


(14)     SUBSEQUENT EVENTS

         On April 22, 2007,  First Banks  redeemed the First Bank Capital  Trust
(FBCT) cumulative variable rate trust preferred securities at the liquidation value of $1,000 per preferred security, together with distributions accumulated and unpaid to the redemption date. In conjunction with this transaction, First Banks paid in full its outstanding $25.8 million of variable rate subordinated debentures that were issued by First Banks to FBCT. The funds necessary for the redemption of the subordinated debentures were provided by internally generated funds and net proceeds from the issuance of $25.8 million of subordinated debentures to FBST VIII on February, 23, 2007, as further described in Note 11 to the Consolidated Financial Statements.

         On April 27, 2007, First Bank completed the sale of approximately $13.4 million of certain repurchased residential mortgage loans that were classified as loans held for sale at March 31, 2007, resulting in a pre-tax gain of approximately $851,000. In addition, First Bank received payoffs of a portion of the loans held for sale at March 31, 2007 of approximately $1.1 million. These transactions resulted in a decrease in nonperforming loans of approximately $11.5 million, in aggregate. First Bank also transferred approximately $2.6 million of loans that were not ultimately included in the sale back into its residential mortgage loan portfolio.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as: "will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include: our ability to consummate pending acquisitions; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. For discussion of these and other risk factors, refer to our 2006 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undo reliance on these statements.


                                     General

We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its subsidiaries, as listed below, and its branch banking offices. First Bank's subsidiaries are wholly owned except for Small Business Loan Source LLC, or SBLS LLC, which is 63.9% owned by First Bank and 36.1% owned by First Capital America, Inc. as of March 31, 2007.

     >>   First Bank Business Capital, Inc.;
     >>   Missouri Valley Partners, Inc., or MVP;
     >>   Adrian N. Baker & Company, or Adrian Baker;
     >>   Universal  Premium   Acceptance   Corporation  and  its  wholly  owned
          subsidiary, UPAC of California, Inc., collectively UPAC; and
     >>   Small Business Loan Source LLC.

At March 31, 2007, we had assets of $10.39 billion, loans, net of unearned discount, of $7.93 billion, deposits of $8.70 billion and stockholders' equity of $826.2 million, and currently operate 197 branch banking offices in California, Illinois, Missouri and Texas.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, and Houston and Dallas, Texas. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through our subsidiaries, SBLS LLC and UPAC.

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

                               Financial Condition

Total assets were $10.39 billion at March 31, 2007 reflecting a $226.6 million increase from $10.16 billion at December 31, 2006. The increase in our total assets was attributable to our acquisition of Royal Oaks Bancshares, Inc., or Royal Oaks, on February 28, 2007, the opening of three de novo branch offices during the first quarter of 2007, and internal growth. Our acquisition of Royal Oaks provided assets of $206.9 million, as summarized in the table below and further described in Note 2 to our Consolidated Financial Statements.

Loans, net of unearned discount, increased $265.6 million to $7.93 billion at March 31, 2007, from $7.67 billion at December 31, 2006, reflecting internal growth and the addition of $175.5 million of loans associated with our acquisition of Royal Oaks. Funds available from deposit growth were utilized to fund internal loan growth. Maturities of investment securities and the reinvestment of the majority of these funds in short-term investments, which include federal funds sold and interest-bearing deposits, resulted in a $197.7 million decrease in our investment securities portfolio to $1.27 billion at March 31, 2007, and a $142.0 million increase in our short-term investments to $295.6 million at March 31, 2007. On January 2, 2007, we repaid in full $56.9 million of subordinated debentures in conjunction with the December 31, 2006 redemption of the trust preferred securities of our former business trust, First Preferred Capital Trust III. This payment contributed to a partial reduction in short-term investments and a decrease in our accrued expenses and other liabilities, which declined to $67.4 million at March 31, 2007 from $130.0 million at December 31, 2006. Goodwill and other intangible assets increased $24.2 million to $319.5 million at March 31, 2007, primarily resulting from goodwill and core deposit intangibles recorded in conjunction with our acquisition of Royal Oaks, as more fully described in Note 2 and Note 3 to our Consolidated Financial Statements. The overall increase in our total assets also reflects an increase in net bank premises and equipment of $9.5 million, partially offset by reductions of $5.2 million in deferred income taxes and $15.7 million in other assets.

As shown in the following table, we completed our acquisition of Royal Oaks, located in Houston, Texas, on February 28, 2007, adding a total of six branch offices. In addition, we further expanded our branch office network with the opening of three de novo branch offices during the first quarter of 2007, located in downtown St. Louis, Missouri, Sacramento, California, and Houston, Texas.

                                                Loans,                                                     Number
                                                Net of                                       Goodwill        of
           Entity /                  Total     Unearned   Investment              Purchase   and Other     Banking
         Closing Date               Assets     Discount   Securities  Deposits     Price    Intangibles   Locations
         ------------               ------     --------   ----------  --------     -----    -----------   ---------
                                                         (dollars expressed in thousands)
Royal Oaks Bancshares, Inc.
Houston, Texas
February 28, 2007                  $206,900     175,500      4,100     159,100     38,600     27,700          6
                                   ========     =======      =====     =======     ======     ======         ==

Deposits increased $257.4 million to $8.70 billion at March 31, 2007, from $8.44 billion at December 31, 2006, reflecting growth in savings and money market deposits through enhanced product campaigns, in addition to growth in time deposits greater than $100,000. The increase in deposits also reflects $159.1 million of deposits provided by our acquisition of Royal Oaks. The impact of continued aggressive competition within our market areas, coupled with an anticipated amount of attrition associated with our 2006 and 2007 acquisitions, continues to have a significant influence on the level of our deposits and the interest rates paid on those deposits. Growth in our savings, money market and time deposits is primarily attributable to our continued focus on marketing these deposit products, our deposit pricing strategy and our ongoing efforts to further develop multiple account relationships with our customers. Our deposit growth during the three months ended March 31, 2007 reflects a $239.0 million increase in our savings and money market accounts, and a $38.8 million increase in our time deposits; partially offset by a $22.4 million decline in our noninterest-bearing demand accounts.

Other borrowings, which are comprised of securities sold under agreements to repurchase and Federal Home Loan Bank, or FHLB, advances, remained relatively flat during the period, totaling $374.8 million at March 31, 2007 compared to $373.9 million at December 31, 2006.

Notes payable decreased $25.0 million to $40.0 million at March 31, 2007 as a result of scheduled quarterly principal installment payments of $5.0 million and additional prepayments of $20.0 million on our $100.0 million term loan facility, as further described in Note 10 to our Consolidated Financial Statements.

Our subordinated debentures increased $30.0 million to $327.9 million at March 31, 2007, from $298.0 million at December 31, 2006, due to the issuance of $25.8 million of variable rate subordinated debentures in a private placement to First Bank Statutory Trust VIII, a newly formed statutory trust, on February 23, 2007. A portion of the proceeds from the issuance of these subordinated debentures were utilized to fund our acquisition of Royal Oaks. The increase is also attributable to our Royal Oaks acquisition, in which we assumed $4.1 million of subordinated debentures that Royal Oaks Bancshares, Inc. previously issued to Royal Oaks Capital Trust I, as further described in Note 11 to our Consolidated Financial Statements.

Stockholders' equity was $826.2 million and $800.4 million at March 31, 2007 and December 31, 2006, respectively, reflecting an increase of $25.7 million during the first quarter of 2007. The increase is attributable to: (a) net income of $19.2 million; (b) a $4.2 million increase in accumulated other comprehensive income, comprised of $2.5 million associated with changes in unrealized gains and losses on our available-for-sale investment securities portfolio and $1.7 million associated with changes in the fair value of our derivative financial instruments; and (c) a $2.5 million increase representing the cumulative effect adjustment of a change in accounting principle recorded in conjunction with our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes, or FIN 48, as further discussed in Note 1 and
Note 12 to our Consolidated Financial Statements. The overall increase in stockholders' equity was partially offset by dividends we paid on our Class A and Class B preferred stock.


                              Results of Operations


Net Income

Net income was $19.2 million for the three months ended March 31, 2007, compared to $29.0 million for the comparable period in 2006. Our return on average assets and return on average stockholders' equity were 0.77% and 9.62% for the three months ended March 31, 2007, compared to 1.26% and 16.91% for the comparable period in 2006. Net income for the three months ended March 31, 2007 reflects increased net interest income, offset by a slight decline in our noninterest income, an increase in our provision for loan losses, and higher levels of noninterest expense.

The decrease in earnings for 2007 primarily reflects the impact of significantly higher noninterest expense levels, compression of our net interest margin, and an increase in our provision for loan losses. The net interest margin declined 15 basis points to 4.15% for the first quarter of 2007, compared to 4.30% for the same period in 2006. The decline primarily resulted from increased interest expense on our deposit portfolio driven by highly competitive pricing within our markets. Our net interest income increased to $94.9 million for the three months ended March 31, 2007, from $90.9 million for the comparable period in 2006. The increase in net interest income for the three months ended March 31, 2007 compared to the same period in 2006 reflects: (a) an overall increase in average interest-earning assets of 8.1% to $9.30 billion for the three months ended March 31, 2007, from $8.61 billion for the comparable period in 2006; (b) internal loan growth coupled with higher prevailing interest rates on loans, which contributed to an increase of $22.4 million, or 17.1%, in interest income;
(c) the transfer of funding from lower-yielding investment securities to higher-yielding loans; (d) the reduction of the use of higher cost funding sources, such as term repurchase agreements and FHLB advances; and (e) the acquisition of banks and other financial service companies completed in 2006 and 2007. The increase was partially offset by (a) increased interest expense stemming from higher interest rates paid on an increasing deposit base driven by highly competitive pricing within our markets, organic growth, and our 2006 and 2007 acquisitions, as well as a shift in our deposit mix to higher volumes of time deposit accounts and savings and money market accounts; and (b) higher interest rates paid on other borrowings and our notes payable. While our earnings have benefited from the increasing interest rate environment, overall competitive conditions within our markets continue to exert pressure on our net interest income and net interest margin.

We successfully improved our overall asset quality levels during 2006, reducing nonperforming assets by 44.4%; however, we experienced an increase in our nonperforming assets of nearly 28.8% during the first three months of 2007. Our nonperforming assets for the first three months of 2007 increased to $71.0 million at March 31, 2007, from $55.2 million at December 31, 2006. Nonperforming loans were $62.5 million, or 0.79% of loans, net of unearned discount, at March 31, 2007, compared to $48.7 million, or 0.64% of loans, net of unearned discount, at December 31, 2006. The $13.8 million increase in the level of nonperforming loans during the three months ended March 31, 2007 primarily resulted from the deterioration of two residential construction projects and the placement of these credits on nonaccrual status. The increase also resulted from increased levels of delinquencies within our one-to-four family residential loan portfolio driven by current market conditions and repurchases of certain residential mortgage loans sold with recourse that were placed back into our one-to-four family residential loan portfolio, as well as the global impact of sub-prime products experienced throughout the mortgage banking industry. Our involvement in the sub-prime market has been limited to the origination and subsequent sale of these loans in the secondary market. During the latter part of the first quarter of 2007, we substantially reduced our activities in the sub-prime market in an effort to reduce our risk exposure in this lending area. However, we expect future noninterest income to decline as a result of decreased gains on sales of such loans related to this product line. We recorded net loan charge-offs of $10.0 million for the three months ended March 31, 2007 and net loan recoveries of $3.3 million for the three months ended March 31, 2006, and we recorded a provision for loan losses of $3.5 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively, as further discussed under "--Provision for Loan Losses" and "--Loans and Allowance for Loan Losses."

Noninterest income was $24.6 million and $25.5 million for the three months ended March 31, 2007 and 2006 respectively. Noninterest income for the three months ended March 31, 2007 reflects fee and commission income of $1.7 million associated with our insurance brokerage agency acquired on March 31, 2006. The decline in noninterest income reflects significantly reduced gains on loans sold and held for sale and reduced fee income from our institutional money management subsidiary. A gain on the sale of certain nonperforming loans of $1.7 million and increased loan servicing income of $1.2 million generated from the capitalization of mortgage servicing rights related to the securitization of $77.1 million of certain residential mortgage loans recorded in the first quarter of 2006 contributed to a decrease in gains on loans sold and held for sale period to period. Noninterest income for the first quarter of 2006 also includes a $1.5 million gain on the sale of a parcel of other real estate, partially offset by a $2.4 million pre-tax loss on the sale of available-for-sale investment securities associated with the termination of $150.0 million of term repurchase agreements.

Noninterest expense was $85.7 million and $74.8 million for the three months ended March 31, 2007 and 2006, respectively. The significant expansion of our branch office network and employee base following the completion of numerous acquisitions of banks and branch offices in 2006 and 2007; the acquisition of UPAC, our insurance premium financing company, and Adrian Baker, our insurance brokerage agency, in 2006; and the opening of three de novo branch offices during the first quarter of 2007 contributed to the increase in overall expense levels, specifically salaries and employee benefits expense, occupancy and furniture and equipment expense, and amortization of intangible assets associated with these transactions. The increased expense levels were anticipated and are commensurate with the expansion of our banking franchise. We continue to closely monitor our noninterest expense levels, and have implemented certain expense reduction measures and are further evaluating additional expense reduction measures in an effort to improve our expense control in future periods.


Net Interest Income

Net interest income, expressed on a tax-equivalent basis, increased to $95.3 million for the three months ended March 31, 2007, compared to $91.2 million for the comparable period in 2006. Our net interest margin declined by 15 basis points to 4.15% for the three months ended March 31, 2007, from 4.30% for the three months ended March 31, 2006. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

The decrease in our net interest margin during the first quarter of 2007 primarily resulted from an increase in higher priced deposits driven by competitive conditions within our markets. The average rates paid on our interest-bearing deposits increased 88 basis points to 3.68% for the first three months of 2007, from 2.80% for the same period in 2006, while the average yield earned on our interest-earning assets increased only 55 basis points to 7.51% for the first three months of 2007, from 6.96% for the same period in 2006, thus contributing to compression of our net interest margin. The increase in our net interest income reflects: (a) an increase in interest-earning assets provided by internal growth and our 2006 and 2007 acquisitions; (b) higher interest rates earned on increased loan volumes and short-term investments, and higher interest rates earned on reduced investment securities; in addition to (c) decreased interest expense on reduced volumes of other borrowings and notes payable. The increase was partially offset by increased interest expense associated with higher interest rates paid on a changing and increasing deposit base mix that reflects increased average time deposits and savings accounts, in contrast to demand accounts; and increased interest expense on higher levels of subordinated debentures. Average interest-earning assets increased $695.5 million, or 8.1%, to $9.30 billion for the three months ended March 31, 2007, from $8.61 billion for the comparable period in 2006. The increase is primarily attributable to continued internal loan growth, and interest-earning assets provided by our acquisitions completed in 2006 and 2007, which provided assets, in aggregate, of $794.3 million and $206.9 million, respectively. Despite the increased interest rate environment, overall competitive conditions within our market areas continue to exert pressure on our net interest income and net interest margin. In addition, during the third quarter of 2006, we expanded our utilization of derivative financial instruments, as further discussed under "--Interest Rate Risk Management," in accordance with our interest rate risk management program.

Average loans, net of unearned discount, increased $665.8 million to $7.82 billion for the three months ended March 31, 2007, from $7.16 billion for the comparable period in 2006. The yield on our loan portfolio increased 53 basis points to 7.98% for the three months ended March 31, 2007, in comparison to 7.45% for the same period in 2006. The increase in average loans reflects internal growth and our acquisitions completed in 2006 and 2007, partially offset by a reduction in loans throughout 2006 related to the securitization of certain of our residential mortgage loans held in our loan portfolio, the sale of certain residential mortgage loans, the sale of certain performing and nonperforming loans, loan payoffs and/or external refinancing of various credits, as further described under "--Loans and Allowance for Loan Losses." Our acquisitions completed in 2006 and 2007 provided loans, net of unearned discount, of $545.1 million and $175.5 million, in aggregate, respectively, as of the dates of acquisition. The increase in average loans for the first three months of 2007 compared to the same period in 2006 primarily resulted from: an increase in average commercial, financial and agricultural loans of $367.3 million; an increase in average real estate construction and development loans of $277.0 million; an increase in average consumer and installment loans of $21.0 million; and an increase in average real estate mortgage loans of $13.9 million.

Average investment securities were $1.33 billion and $1.35 billion for the three months ended March 31, 2007 and 2006, respectively. The yield on our investment portfolio was 5.01% for the three months ended March 31, 2007, compared to 4.51% for the comparable period in 2006. Investment securities provided by our acquisitions completed in 2006 and 2007 were $37.3 million and $4.1 million, in aggregate, respectively, as of the dates of acquisition. Funds available from deposit growth, as well as maturities of investment securities, were utilized to fund internal loan growth. Additional funds available from maturities of investment securities were utilized to partially reinvest in higher-yielding available-for-sale investment securities. In March 2006 and April 2006, our investment securities increased $77.1 million and $61.8 million, respectively, due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio. Additionally, as further discussed under "--Interest Rate Risk Management," we terminated $200.0 million of our term repurchase agreements during 2006 and sold $200.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements. Furthermore, in July 2006, we entered into a $100.0 million term repurchase agreement and purchased $100.0 million of available-for-sale investment securities associated with the new term repurchase agreement.

Average deposits increased to $8.47 billion for the three months ended March 31, 2007, from $7.73 billion for the comparable period in 2006. For the three months ended March 31, 2007, the aggregate weighted average rate paid on our deposit portfolio increased 88 basis points to 3.68%, from 2.80% for the comparable period in 2006, reflective of competitive conditions within our markets, the rising interest rate environment and a change in the mix of our average deposits to increased time deposits and savings and money market accounts. Average time deposits were $3.82 billion for the three months ended March 31, 2007, compared to $3.35 billion for the comparable period in 2006. Average savings and money market deposits were $2.44 billion for the three months ended March 31, 2007, compared to $2.13 billion for the comparable period in 2006. Average noninterest-bearing demand deposits were $1.22 billion for the three months ended March 31, 2007, compared to $1.27 billion for the comparable period in 2006, and average interest-bearing demand deposits were $983.8 million for the three months ended March 31, 2007, compared to $970.0 million for the comparable period in 2006. The increase in average deposits reflects internal growth through enhanced product campaigns, and growth provided by our acquisitions completed during 2006 and 2007, which provided deposits of $475.6 million and $159.1 million, in aggregate, respectively, as of the dates of acquisition.

Average other borrowings decreased to $367.7 million for the three months ended March 31, 2007, from $460.7 million for the comparable period in 2006. The aggregate weighted average rate paid on our other borrowings was 4.80% and 4.13% for the three months ended March 31, 2007 and 2006, respectively. The increased rate paid on our other borrowings reflects the rising short-term interest rate environment. The decrease in average other borrowings of $93.0 million is primarily attributable to the termination of $200.0 million of term repurchase agreements during 2006 partially offset by an increase of $100.0 million associated with a term repurchase agreement that we entered into in the third quarter of 2006. In addition, during 2006, we prepaid $35.3 million of FHLB advances that were assumed with certain bank acquisitions.

Notes payable averaged $56.6 million for the three months ended March 31, 2007, compared to $99.9 million for the comparable period in 2006. The aggregate weighted average rate paid on our notes payable was 6.51% for the three months ended March 31, 2007, compared to 5.76% for the comparable period in 2006. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 6.46% and 5.69% for the three months ended March 31, 2007 and 2006, respectively. The decrease in our average notes payable is attributable to contractual payments and additional prepayments made on our term loan beginning on March 31, 2006, as further described in Note 10 to our Consolidated Financial Statements.

Average subordinated debentures were $310.1 million and $230.0 million for the three months ended March 31, 2007 and 2006, respectively. The aggregate weighted average rate paid on our subordinated debentures was 7.76% for the three months ended March 31, 2007, compared to 9.97% for the comparable period in 2006. Interest expense on our subordinated debentures was $5.9 million and $5.7 million for the three months ended March 31, 2007 and 2006, respectively. The change in volumes and average rates paid reflects: (a) the issuance of $139.2 million of variable rate subordinated debentures in private placements during 2006 through four newly formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006; and (b) the issuance of $25.8 million of variable rate subordinated debentures in a private placement through a newly formed statutory trust that we completed on February 23, 2007. The refinancing of the outstanding subordinated debentures that carried a higher fixed interest rate improved our net interest income and net interest margin.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the periods presented.



                                                                        Three Months Ended March 31,
                                                        -----------------------------------------------------------
                                                                     2007                         2006
                                                        -----------------------------  ----------------------------
                                                                      Interest                      Interest
                                                          Average     Income/  Yield/    Average    Income/  Yield/
                                                          Balance     Expense   Rate     Balance    Expense   Rate
                                                          -------     -------   ----     -------    -------   ----
                                                                      (dollars expressed in thousands)
                        ASSETS
                        ------

Interest-earning assets:
    Loans (1) (2) (3) (4)............................   $ 7,822,656   153,926   7.98%  $7,156,860   131,461   7.45%
    Investment securities (4)........................     1,329,215    16,424   5.01    1,351,287    15,033   4.51
    Short-term investments...........................       149,604     1,878   5.09       97,784     1,123   4.66
                                                        -----------   -------          ----------   -------
          Total interest-earning assets..............     9,301,475   172,228   7.51    8,605,931   147,617   6.96
                                                                      -------                       -------
Nonearning assets....................................       835,818                       705,925
                                                        -----------                    ----------
          Total assets...............................   $10,137,293                    $9,311,856
                                                        ===========                    ==========


                   LIABILITIES AND
                 STOCKHOLDERS' EQUITY
                 --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits..............   $   983,776     2,616   1.08%  $  970,032     1,828   0.76%
       Savings deposits..............................     2,437,295    18,337   3.05    2,129,488    11,183   2.13
       Time deposits of $100 or more.................     1,425,704    17,030   4.84    1,179,410    11,556   3.97
       Other time deposits (3).......................     2,397,926    27,790   4.70    2,175,064    20,034   3.74
                                                        -----------   -------          ----------   -------
          Total interest-bearing deposits............     7,244,701    65,773   3.68    6,453,994    44,601   2.80
    Other borrowings.................................       367,704     4,351   4.80      460,748     4,695   4.13
    Notes payable (5)................................        56,594       908   6.51       99,944     1,420   5.76
    Subordinated debentures (3)......................       310,056     5,934   7.76      229,981     5,652   9.97
                                                        -----------   -------          ----------   -------
          Total interest-bearing liabilities.........     7,979,055    76,966   3.91    7,244,667    56,368   3.16
                                                                      -------                       -------
Noninterest-bearing liabilities:
    Demand deposits..................................     1,224,318                     1,271,153
    Other liabilities................................       123,129                       100,517
                                                        -----------                    ----------
          Total liabilities..........................     9,326,502                     8,616,337
Stockholders' equity.................................       810,791                       695,519
                                                        -----------                    ----------
          Total liabilities and stockholders' equity.   $10,137,293                    $9,311,856
                                                        ===========                    ==========
Net interest income..................................                  95,262                        91,249
                                                                      =======                       =======
Interest rate spread.................................                           3.60                          3.80
Net interest margin (6)..............................                           4.15%                         4.30%
                                                                                ====                          ====
--------------------
(1)  For purposes of these calculations, nonaccrual loans are included in average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $401,000 and $383,000 for the three months ended March 31, 2007 and 2006, respectively.
(5)  Interest expense on our notes payable includes  commitment, arrangement and  renewal fees. Exclusive of these fees, the interest rates paid were 6.46%  and  5.69%  for  the  three months  ended  March 31, 2007 and 2006, respectively.
(6)  Net interest margin is the ratio  of  net interest income  (expressed on  a  tax-equivalent basis) to average interest-earning assets.


Provision for Loan Losses

We recorded provisions for loan losses of $3.5 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase in our provision for loan losses for the first quarter of 2007 was primarily driven by increased loan charge-offs, an increase in nonperforming loans and growth within our loan portfolio, as further discussed below and under "--Loans and Allowance for Loan Losses."

We recorded net loan charge-offs of $10.0 million for the three months ended March 31, 2007, compared to net loan recoveries of $3.3 million for the three months ended March 31, 2006. Our net loan charge-offs for the first quarter of 2007 were 0.13% of average loans, representing an increase over our net loan charge-offs for the year 2006, which were 0.09% of average loans. Our net loan recoveries for the first quarter of 2006 were 0.05% of average loans. Net loan charge-offs for the first quarter of 2007 included $5.5 million of charge-offs associated with our one-to-four family residential mortgage portfolio, of which $3.5 million was recorded in conjunction with the transfer of certain repurchased residential mortgage loans to our loans held for sale portfolio, as further discussed below and under "--Loans and Allowance for Loan Losses." Net loan charge-offs for the first quarter of 2007 also include a charge-off of $2.5 million on a residential development and construction credit relationship. Net loan recoveries for the first quarter of 2006 include a loan recovery of $5.0 million on the payoff of a single nonperforming loan.

Our nonperforming loans increased to $62.5 million, or 0.79% of loans, net of unearned discount, at March 31, 2007, from $48.7 million, or 0.64% of loans, net of unearned discount, at December 31, 2006, and $67.1 million, or 0.94% of loans, net of unearned discount, at March 31, 2006. The increase in the overall level of nonperforming loans during the first quarter of 2007 was primarily attributable to the deterioration of two residential construction projects totaling $10.2 million and the placement of these credits on nonaccrual status. The increase is also attributable to increased levels of delinquencies within our one-to-four family residential portfolio driven by current market conditions and repurchases of certain residential mortgage loans sold with recourse that were placed back into our one-to-four family residential loan portfolio, in addition to the global impact of sub-prime products experienced throughout the mortgage banking industry, as further discussed under "--Loans and Allowance for Loan Losses." The decrease in the overall level of nonperforming loans during 2006 reflects our efforts to improve asset quality through the sale of nonperforming loans and loan payoffs, as well as the strengthening of certain credit relationships.

Our allowance for loan losses was $142.1 million at March 31, 2007, compared to $145.7 million at December 31, 2006 and $140.2 million at March 31, 2006, representing 1.79%, 1.90% and 1.96% of loans, net of unearned discount, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 227.37% at March 31, 2007, compared to 299.05% at December 31, 2006 and 209.00% at March 31, 2006. The allowance for loan losses at March 31, 2007 includes $2.9 million of balances acquired in conjunction with our 2007 acquisition of Royal Oaks. We continue to closely monitor our operations to address the ongoing challenges posed by the changing level of nonperforming loans and we continue to focus our efforts on reducing the overall level of nonperforming loans in our loan portfolio, with attention to the loan portfolios acquired through our bank acquisitions. Management considers these factors in its overall assessment of the adequacy of the allowance for loan losses.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income. Noninterest income was $24.6 million and $25.5 million for the three months ended March 31, 2007 and 2006, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income and other income.

Service charges on deposit accounts and customer service fees were $10.6 million and $10.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase in service charges and customer service fees was primarily attributable to increased deposit account balances associated with internal growth and our acquisitions of banks completed in 2006 and 2007, as further described under "--Financial Condition" and in Note 2 to our Consolidated Financial Statements.

The gain on loans sold and held for sale was $3.9 million and $6.8 million for the three months ended March 31, 2007 and 2006, respectively. We primarily attribute the decrease to the following transactions during the first quarter of 2006: (a) a $1.7 million gain, before applicable income taxes, recorded on the sale of certain nonperforming loans in March 2006; and (b) the recognition of $1.2 million of income in March 2006 generated from the capitalization of mortgage servicing rights pertaining to the securitization and transfer to our investment portfolio of $77.1 million of residential mortgage loans held in our loan portfolio, as further described in Note 4 to our Consolidated Financial Statements.

We recorded a net gain on investment securities of $293,000 for the three months ended March 31, 2007, in comparison to a net loss on investment securities of $2.8 million for the comparable period in 2006. The net loss in 2006 primarily resulted from sales of certain available-for-sale investment securities associated with the full termination of three $50.0 million term repurchase agreements during the first quarter of 2006, as further described under "--Interest Rate Risk Management."

Bank-owned life insurance investment income was $713,000 and $1.1 million for the three months ended March 31, 2007 and 2006, respectively, reflecting a reduced return on the performance of the underlying investments surrounding the insurance contracts which is primarily attributable to the portfolio mix of investments and overall market conditions.

Investment management income generated by MVP, our institutional money management subsidiary, was $1.5 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively, reflecting decreased portfolio management fee income associated with changes in assets under management.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency acquired in March 2006, was $1.7 million for the three months ended March 31, 2007.

Other income was $5.8 million and $7.8 million for the three months ended March 31, 2007 and 2006, respectively. The decline in other income is primarily attributable to:

     >> a decrease of $1.6 million in gains on sales of other real estate. Gains on sales of other real estate were $11,000 for the three months ended March 31, 2007. Gains on sales of other real estate were $1.6 million for the three months ended March 31, 2006, and included a $1.5 million gain recognized on the sale of a parcel of other real estate in January 2006 acquired with our acquisition of CIB Bank in November 2004; and

     >> a release fee of $938,000 received during the first quarter of 2006 on funds collected from a loan previously sold in which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale; partially offset by

     >> an increase of $854,000 in recoveries of certain loan principal balances that had been previously charged-off by the financial institutions prior to their acquisition by First Banks.


Noninterest Expense. Noninterest expense was $85.7 million and $74.8 million for the three months ended March 31, 2007 and 2006, respectively. Our efficiency ratio was 71.75% for the three months ended March 31, 2007, in comparison to 64.29% for the comparable period in 2006. The increase in noninterest expense was primarily attributable to our de novo branch openings and our acquisitions in 2006 and 2007, which resulted in increased salaries and employee benefits expense, occupancy expense and information technology fees, as well as increases in other expense.

Salaries and employee benefits expense was $45.2 million and $39.5 million for the three months ended March 31, 2007 and 2006, respectively. We attribute the overall increase to higher salaries and employee benefits expenses associated with an aggregate of 18 additional branch offices acquired in 2006 and 2007, our acquisitions of Adrian Baker and UPAC in 2006 and three de novo branch offices opened in 2007, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including the implementation of enhanced incentive compensation and employee benefit plans. Our total full-time equivalent employees increased to approximately 2,720 at March 31, 2007 from approximately 2,350 at March 31, 2006, representing an increase of 15.7%.

Occupancy, net of rental income, and furniture and equipment expense was $12.0 million and $10.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase reflects higher levels of expense resulting from our de novo branch openings and acquisitions in 2006 and 2007, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, and increased depreciation expense associated with acquisitions and capital expenditures.

Information technology and item processing fees were $9.3 million and $9.1 million for the three months ended March 31, 2007 and 2006, respectively. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage banking and trust divisions, our small business lending and institutional money management subsidiaries, and Adrian Baker and UPAC.

Legal, examination and professional fees were $1.7 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and the level of legal fees associated with certain litigation matters have all contributed to the overall expense levels in 2006 and 2007.

Amortization of intangible assets was $2.9 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively, as further described in Note 3 to our Consolidated Financial Statements. The increase was attributable to core deposit intangibles associated with our acquisitions completed in 2006 and 2007, in addition to the customer list intangibles associated with our acquisitions of Adrian Baker and UPAC in March 2006 and May 2006, respectively.

Charitable contributions expense was $1.9 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase in charitable contributions expense was primarily attributable to an increase in charitable contributions made to the Dierberg Operating Foundation, Inc., a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 6 to our Consolidated Financial Statements.

Other expense was $8.2 million and $7.1 million for the three months ended March 31, 2007 and 2006, respectively. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2006 and 2007.

Provision for Income Taxes. The provision for income taxes was $11.0 million for the three months ended March 31, 2007, representing an effective income tax rate of 36.2%, in comparison to $11.7 million, representing an effective income tax rate of 28.9%, for the comparable period in 2006. The decrease in our provision for income taxes primarily reflects: (a) our decreased earnings; partially offset by (b) the reversal of a federal tax reserve of $2.5 million and a state tax reserve of $748,000 recorded in the first quarter of 2006, as they were no longer deemed necessary due to the resolution of a potential tax liability; and
(c) tax benefits of approximately $380,000 relating to the utilization of certain federal and state tax credits recorded in the first quarter of 2006.


                          Interest Rate Risk Management

We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of March 31, 2007 and December 31, 2006 are summarized as follows:

                                                            March 31, 2007             December 31, 2006
                                                        ----------------------      -----------------------
                                                         Notional      Credit         Notional      Credit
                                                          Amount      Exposure         Amount      Exposure
                                                          ------      --------         ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................  $ 600,000          --          600,000       4,369
         Interest rate floor agreements...............    300,000         432          300,000         376
         Interest rate cap agreements.................    400,000          86          400,000         139
         Interest rate lock commitments...............      5,400          --            5,900          --
         Forward commitments to sell
           mortgage-backed securities.................     52,000          --           54,000          --
                                                        =========      ======        =========      ======

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

For the three months ended March 31, 2007 and 2006, we realized net interest expense of $1.4 million on our derivative financial instruments. We recorded net gains on derivative instruments, which are included in noninterest income in the consolidated statements of income, of $2,000 for the three months ended March 31, 2007, in comparison to net losses of $66,000 for the comparable period in 2006. The net gains recorded for the three months ended March 31, 2007 reflect changes in the value of our interest rate floor agreements entered into in September 2005 and 2006, and changes in the value of our interest rate cap agreements entered into in September 2006. The net losses recorded for the three months ended March 31, 2006 reflect changes in the value of our interest rate floor agreement entered into in September 2005.

Cash Flow Hedges. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

     >> During April 2001 and July 2003, we entered into interest rate swap agreements of $175.0 million and $200.0 million notional amount, respectively. The underlying hedged assets are certain variable rate loans within our commercial loan portfolio. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.82% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001 in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program, and in April 2006, the remaining $100.0 million notional amount of these swap agreements matured.

     >> In September 2006, we entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets are certain variable rate loans within our commercial loan portfolio. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis.

The amount receivable by us under the swap agreements was $1.7 million and $7.0 million at March 31, 2007 and December 31, 2006, respectively, and the amount payable by us under the swap agreements was $2.5 million and $2.7 million at March 31, 2007 and December 31, 2006, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of March 31, 2007 and December 31, 2006 were as follows:

                                                        Notional    Interest Rate  Interest Rate    Fair
                          Maturity Date                  Amount         Paid         Received       Value
                          -------------                  ------         ----         --------       -----
                                                                 (dollars expressed in thousands)

         March 31, 2007:
             July 31, 2007...........................  $ 200,000         5.40%         3.08%      $ (1,586)
             September 18, 2009......................    200,000         5.39          5.20            829
             September 20, 2010......................    200,000         5.39          5.20          1,249
                                                       ---------                                  --------
                                                       $ 600,000         5.39          4.49       $    492
                                                       =========        =====         =====       ========

         December 31, 2006:
             July 31, 2007...........................  $ 200,000         5.40%         3.08%      $ (2,705)
             September 18, 2009......................    200,000         5.39          5.20             98
             September 20, 2010......................    200,000         5.39          5.20            449
                                                       ---------                                  --------
                                                       $ 600,000         5.39          4.49       $ (2,158)
                                                       =========        =====         =====       ========

Fair Value Hedges. We entered into the following interest rate swap agreements, which have been designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

     >> During May 2002, March 2003 and April 2003, we entered into $55.2 million, $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month LIBOR plus 2.30%, 2.55% and 2.58%, respectively. The underlying hedged liabilities were a portion of our subordinated debentures. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. In May 2005, we terminated the $55.2 million and $46.0 million notional swap agreements in order to appropriately modify future hedge positions in accordance with our interest rate risk management program. The resulting $854,000 basis adjustment of the underlying hedged liabilities, in aggregate, was being recorded as a reduction of interest expense over the remaining maturities of the underlying hedged liabilities, which ranged from 26 to 28 years at the time of the termination. In February 2006, we terminated the remaining $25.0 million notional swap agreement. In conjunction with this transaction, we recorded the resulting $1.7 million basis adjustment of the underlying hedged liabilities and the remaining balance of the basis adjustments associated with the swap agreements that were terminated in May 2005, totaling $834,000, in our consolidated statements of income. The recognition of the net basis adjustments on all of the terminated fair value interest rate swap agreements resulted in a pre-tax loss of $849,000 that was recorded in February 2006.

Interest Rate Floor Agreements. In September 2005, we entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with our interest rate risk management program. The interest rate floor agreement provides for us to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. In August 2006, we entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of one of our $100.0 million term repurchase agreements, as further described below, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. The fair value of the interest rate floor agreements, which is included in other assets in our consolidated balance sheets, was $432,000 and $376,000 at March 31, 2007 and December 31, 2006,
respectively.

Interest Rate Floor Agreements Embedded in Term Repurchase Agreements. We have term repurchase agreements under master repurchase agreements with unaffiliated third parties, as further described in Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreements were entered into with the objective of stabilizing net interest income over time, further protecting our net interest margin against changes in interest rates and providing funding for security purchases. The interest rate floor agreements included within the term repurchase agreements represent embedded derivative instruments which, in accordance with existing accounting literature governing derivative instruments, are not required to be separated from the term repurchase agreements and accounted for separately as a derivative financial instrument. As such, the term repurchase agreements are reflected in other borrowings in our consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in our consolidated statements of income.

In February 2006, we terminated our two $50.0 million term repurchase agreements with maturity dates of June 14, 2007, and recognized a $1.6 million loss on the sale of $100.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements; and in March 2006, we terminated our $50.0 million term repurchase agreement with a maturity date of August 1, 2007, and recognized a $746,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement. Our termination transactions entered into in the first quarter of 2006 resulted in a reduction of $150.0 million of our term repurchase agreements, the recognition of a $2.4 million loss on the sale of $150.0 million of investment securities held in our available-for-sale investment portfolio, and prepayment penalties of $223,000 incurred in conjunction with the early termination of the term repurchase agreements. Additionally, in April 2006, we terminated $50.0 million of the $150.0 million term repurchase agreement with a maturity date of January 12, 2007, and recognized a $310,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement; and in August 2006, we restructured the remaining $100.0 million term repurchase agreement to extend the maturity date to October 12, 2010 and to modify the pricing structure, including the interest rate floor strike price. We did not incur any costs associated with the restructuring of the agreement.

In July 2006, we entered into a $100.0 million four-year term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 9 to our Consolidated Financial Statements. The underlying securities associated with the term repurchase agreement are U.S. Government agency collateralized mortgage obligation securities and are held by other financial institutions under a safekeeping agreement.

Interest Rate Cap Agreements. In September 2006, we entered into a $200.0 million notional amount three-year interest rate cap agreement and a $200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that we entered into in September 2006, as previously described, to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The fair value of the interest rate cap agreements, which is included in other assets in our consolidated balance sheets, was $86,000 and $139,000 at March 31, 2007 and December 31, 2006, respectively.

Pledged Collateral. At March 31, 2007 and December 31, 2006, we had accepted cash of $677,000 and $4.2 million, respectively, as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The fair value of these interest rate lock commitments included in other assets in our consolidated balance sheets was $32,000 and ($17,000) at March 31, 2007 and December 31, 2006,
respectively.

                       Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 89.5% of total interest income for the three months ended March 31, 2007, in comparison to 89.2% for the comparable period in 2006. Loans, net of unearned discount, increased to $7.93 billion, or 76.4% of our assets, at March 31, 2007, compared to $7.67 billion, or 75.5% of our assets, at December 31, 2006. The overall increase in loans, net of unearned discount, during the first quarter of 2007 reflects internal loan growth of $90.1 million and our acquisition of Royal Oaks, which provided loans, net of unearned discount, of $175.5 million. We primarily attribute the net increase in our loan portfolio to:

     >> an increase of $143.1 million in our commercial, financial and agricultural portfolio, primarily attributable to continued internal loan production growth and $45.1 million of loans provided by our acquisition of Royal Oaks;

     >> an increase of $75.5 million in our real estate construction and development portfolio resulting primarily from new loan originations and seasonal fluctuations on existing and available credit lines, as well as $54.8 million of loans provided by our acquisition of Royal Oaks;

     >> an increase of $37.1 million in our real estate mortgage portfolio, primarily attributable to loans totaling $70.6 million provided by our acquisition of Royal Oaks; partially offset by (a) a decrease of $12.9 million within this loan portfolio, primarily due to loan payoffs; and
          (b) the transfer of approximately $17.5 million of certain repurchased residential mortgage loans to our loans held for sale portfolio in March 2007, after recording loan charge-offs of $3.5 million to adjust the loan balances to their estimated fair value at the time of transfer based on the commitment from a third-party purchaser. The repurchased residential mortgage loans included approximately $14.5 million of nonperforming loans. The sale of the majority of these loans occurred in April 2007, as further described in Note 14 to our Consolidated Financial Statements; and

     >> an increase of $5.2 million in our loans held for sale portfolio, reflecting the transfer of approximately $17.5 million of certain residential mortgage loans to our loans held for sale portfolio, as discussed above, partially offset by the timing of loan originations and subsequent sales in the secondary mortgage market, including a reduction in the originations and sales of sub-prime residential mortgage loan products in light of the global impact experienced throughout the mortgage banking industry during the first quarter of 2007, as further discussed below.

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2007 and December 31, 2006:

                                                                              March 31,    December 31,
                                                                                2007           2006
                                                                                ----           ----
                                                                          (dollars expressed in thousands)
         Commercial, financial and agricultural:
              Nonaccrual...................................................  $   12,483         9,879
         Real estate construction and development:
              Nonaccrual...................................................      21,764        13,344
         Real estate mortgage:
              One-to-four family residential:
                  Nonaccrual...............................................      21,567        18,885
                  Restructured.............................................           8             9
              Multi-family residential loans:
                  Nonaccrual...............................................         269           272
              Commercial real estate loans:
                  Nonaccrual...............................................       6,410         6,260
         Consumer and installment:
              Nonaccrual...................................................          17            81
                                                                             ----------     ---------
                    Total nonperforming loans..............................      62,518        48,730
         Other real estate.................................................       8,505         6,433
                                                                             ----------     ---------
                    Total nonperforming assets.............................  $   71,023        55,163
                                                                             ==========     =========

         Loans, net of unearned discount...................................  $7,932,129     7,666,481
                                                                             ==========     =========

         Loans past due 90 days or more and still accruing.................  $    4,152         5,653
                                                                             ==========     =========

         Ratio of:
           Allowance for loan losses to loans..............................        1.79%         1.90%
           Nonperforming loans to loans....................................        0.79          0.64
           Allowance for loan losses to nonperforming loans................      227.37        299.05
           Nonperforming assets to loans and other real estate.............        0.89          0.72
                                                                             ==========     =========

Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $62.5 million at March 31, 2007, compared to $48.7 million at December 31, 2006 and $67.1 million at March 31, 2006. Nonperforming loans were 0.79% of loans, net of unearned discount, at March 31, 2007, compared to 0.64% and 0.94% of loans, net of unearned discount, at December 31, 2006 and March 31, 2006, respectively. Other real estate owned was $8.5 million, $6.4 million and $3.3 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $71.0 million at March 31, 2007, compared to $55.2 million at December 31, 2006 and $70.4 million at March 31, 2006. Additionally, loans past due 90 days or more and still accruing interest were $4.2 million at March 31, 2007, compared to $5.7 million and $2.2 million at December 31, 2006 and March 31, 2006, respectively.

Nonperforming loans at March 31, 2007 increased $13.8 million, or 28.3%, from nonperforming loans at December 31, 2006. Nonperforming loans at December 31, 2006 decreased $18.4 million, or 27.4%, from nonperforming loans at March 31, 2006. During 2006, we successfully reduced the overall level of our nonperforming loans through the sale of nonperforming loans, payoffs on loans and the strengthening of certain credit relationships. However, we experienced an increase in the overall level of our nonperforming loans during the first quarter of 2007, primarily in our real estate construction and development and residential real estate mortgage loan portfolios. Specifically, the increase reflects the deterioration of two residential construction projects totaling $10.2 million and the placement of these credits on nonaccrual status during the first quarter of 2007. The increase during 2007 also reflects increased levels of delinquencies within our one-to-four family residential portfolio driven by:

(a) current market conditions, including slowdowns in unit sales; (b) repurchases of certain residential mortgage loans sold with recourse, primarily due to early payment default, that were placed back into our one-to-four family residential loan portfolio; and (c) the global impact of sub-prime products experienced throughout the mortgage banking industry. Our involvement in the sub-prime market has been limited to the origination and subsequent sale of these loans in the secondary market, and represents only a portion of our mortgage banking loan origination volumes. During the first quarter of 2007, we curtailed our loan originations of this product following a decline in bid prices and in market liquidity for these loan products. We expect the curtailment of these activities will likely reduce the amount of future noninterest income that we will realize, in comparison to the level of noninterest income that we had historically generated through the origination and sale of these sub-prime loan products. In addition, in March 2007, we entered into a commitment to sell certain repurchased residential mortgage loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs of $3.5 million to reduce these loans to their estimated fair value at the time of transfer, we transferred approximately $17.5 million of certain repurchased residential mortgage loans to our held for sale portfolio, including approximately $14.5 million of nonperforming residential mortgage loans. The sale of the majority of these loans was completed in April 2007, as further described in Note 14 to our Consolidated Financial Statements.

We recorded net loan charge-offs of $10.0 million for the three months ended March 31, 2007, compared to net loan recoveries of $3.3 million for the three months ended March 31, 2006. Net loan charge-offs recorded for the three months ended March 31, 2007 include loan charge-offs of $11.7 million, partially offset by loan recoveries of $1.7 million. The increased level of net loan charge-offs recorded for the first quarter of 2007 reflects $5.5 million of charge-offs associated with our one-to-four family residential portfolio, of which $3.5 million was recorded in conjunction with the transfer of certain repurchased residential mortgage loans to our loans held for sale portfolio, as previously discussed. Net loan charge-offs for the first quarter of 2007 also include a charge-off of $2.5 million on a residential development and construction credit relationship. Net loan recoveries recorded for the three months ended March 31, 2006 reflect loan recoveries of $6.8 million, including a loan recovery of $5.0 million on the payoff of a single loan, partially offset by loan charge-offs of $3.4 million. Our net loan charge-offs were 0.13% of average loans for the first three months of 2007, representing a significant increase over the same quarter last year. Our net loan recoveries for the first three months of 2006 were 0.05% of average loans. Our allowance for loan losses was $142.1 million at March 31, 2007, compared to $145.7 million at December 31, 2006 and $140.2 million at March 31, 2006. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.79%, 1.90% and 1.96% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 227.37%, 299.05% and 209.00% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the current economic environment and market conditions, including reduced loan demand and highly competitive markets and pricing within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses.

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

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 were as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                       2007         2006
                                                                                       ----         ----
                                                                               (dollars expressed in thousands)

         Balance, beginning of period.............................................  $ 145,729      135,330
         Acquired allowance for loan losses.......................................      2,925          576
                                                                                    ---------    ---------
                                                                                      148,654      135,906
                                                                                    ---------    ---------
         Loans charged-off........................................................    (11,715)      (3,445)
         Recoveries of loans previously charged-off...............................      1,709        6,774
                                                                                    ---------    ---------
              Net loan (charge-offs) recoveries...................................    (10,006)       3,329
                                                                                    ---------    ---------
         Provision for loan losses................................................      3,500        1,000
                                                                                    ---------    ---------
         Balance, end of period...................................................  $ 142,148      140,235
                                                                                    =========    =========

                                    Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.88 billion and $1.86 billion at March 31, 2007 and December 31, 2006, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at March 31, 2007:


                                                      Certificates of Deposit    Other
                                                        of $100,000 or More    Borrowings          Total
                                                        -------------------    ----------          -----
                                                                   (dollars expressed in thousands)

         Three months or less.............................  $  514,329           175,842           690,171
         Over three months through six months.............     347,576             5,000           352,576
         Over six months through twelve months............     449,972            13,000           462,972
         Over twelve months...............................     155,433           220,985           376,418
                                                            ----------          --------        ----------
              Total.......................................  $1,467,310           414,827         1,882,137
                                                            ==========          ========        ==========

In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2007 and December 31, 2006, First Bank's borrowing capacity under the agreement was approximately $634.6 million and $639.1 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $679.4 million and $666.0 million at March 31, 2007 and December 31, 2006, respectively. We had FHLB advances outstanding of $4.0 million at March 31, 2007 and December 31, 2006, all of which represent advances assumed in conjunction with various acquisitions.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at March 31, 2007 were as follows:

                                                    Less than      1-3        3-5       Over
                                                     1 Year       Years      Years     5 Years     Total (1)
                                                     ------      ------      -----     -------     -----
                                                                (dollars expressed in thousands)

         Operating leases.......................  $    14,818     26,489     15,964     38,169      95,440
         Certificates of deposit (2)............    3,304,284    444,459    105,948     11,606   3,866,297
         Other borrowings (2)...................      173,842        159    200,826         --     374,827
         Notes payable (2)......................       20,000     20,000         --         --      40,000
         Subordinated debentures (2)............       25,774         --         --    302,147     327,921
         Other contractual obligations..........        1,556        236        136        128       2,056
                                                  -----------   --------   --------   --------  ----------
              Total.............................  $ 3,540,274    491,343    322,874    352,050   4,706,541
                                                  ===========   ========   ========   ========  ==========
         ---------------
         (1) Amounts  exclude  FIN 48  unrecognized  tax  liabilities  of  $2.5 million  and related accrued interest expense of $1.1 million for  which  the timing  of payment of  such liabilities cannot be reasonably estimated as of March 31, 2007.
         (2) Amounts exclude the related interest expense accrued on these obligations as of March 31, 2007.

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

                       Effects of New Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 155 -- Accounting For Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 -- Accounting For Derivative Instruments and Hedging Activities and SFAS No. 140. SFAS No. 155 allows entities to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host instrument, if the holder irrevocably elects to account for the whole instrument on a fair value basis.
Subsequent changes in the fair value of the instrument would be recognized in earnings. In January 2007, the FASB posted to its website revisions to certain SFAS No. 133 implementation issues that were affected by the issuance of SFAS No. 155 and SFAS No. 156 (discussed below). These revisions provide a narrow scope exception for securitized interests in prepayable financial assets that only contain an embedded derivative that results from the embedded call options in the underlying prepayable financial assets if certain criteria are met. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of the fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 155 on January 1, 2007, which did not have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156 -- Accounting for Servicing of Financial Assets. SFAS No.156, an amendment of FASB SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, addresses the recognition and measurement of separately recognized servicing assets and liabilities and allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 156 on January 1, 2007, which did not have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FIN 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We implemented FIN 48 on January 1, 2007, as further described in Note 1 and Note 12 to our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157 -- Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We are currently evaluating the requirements of SFAS No. 157 to determine their impact on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 -- The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No.
115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Retrospective application is not allowed. Early adoption is permitted as of the beginning of an entity's fiscal year that begins on or before November 15, 2007, provided the entity also elects to adopt all of the provisions of SFAS No. 157 at the early adoption date. We are currently evaluating the requirements of SFAS No. 159 to determine their impact on our financial condition and results of operations.


       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, our risk management program's simulation model indicated a loss of projected net interest income should interest rates decline. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 3.7% of net interest income, based on assets and liabilities at December 31, 2006. At March 31, 2007, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reduced income associated with our interest rate swap agreements and increases in prevailing interest rates, is reflected in our net interest margin for the three months ended March 31, 2007 as compared to the comparable period in 2006 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

During the first quarter of 2007, we reduced our activities in the sub-prime residential mortgage market in response to increased market risk experienced within the industry associated with these product lines. While we are susceptible to the risk of future repurchases of loans associated with the recent sales of these loans, we believe such risk will significantly decline over time. Our reduced activities within the sub-prime market will also likely result in a decline in our future noninterest income, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

During the three months ended March 31, 2007, our asset-sensitive position and overall susceptibility to market risks have not changed materially. Prevailing interest rates have remained relatively constant during the three months ended March 31, 2007.



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

                           PART II - OTHER INFORMATION

                                ITEM 6 - EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

             Exhibit Number                 Description
             --------------                 -----------

                  4.1 Junior Subordinated Indenture between First Banks, Inc. and Wilmington Trust Company, as Trustee, dated as of February 23, 2007 - filed herewith.

                  4.2 Amended and Restated Trust Agreement of First Bank Statutory Trust VIII among First Banks, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrative Trustees, dated as of February 23, 2007 - filed herewith.

                  4.3 Guarantee Agreement of First Bank Statutory Trust VIII between First Banks, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of February 23, 2007 - filed herewith.

                  4.4 Purchase Agreement among First Banks, Inc., First Bank Statutory Trust VIII and TWE, Ltd., and Credit Suisse, acting through its Cayman Islands branch, as Purchasers, dated as of February 23, 2007 - filed herewith.

                  4.5 Floating Rate Junior Subordinated Note due 2037 of First Banks, Inc., dated as of February 23, 2007 - filed herewith.

                  4.6      Junior   Subordinated  Note  Subscription   Agreement
                           between First Banks, Inc. and First Bank Statutory Trust VIII, dated as of February 23, 2007 - filed herewith.

                  4.7 Preferred Securities Certificate P-1 of First Bank Statutory Trust VIII, dated as of February 23, 2007 - filed herewith.

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



Date:    May 14, 2007

                                   FIRST BANKS, INC.


                                   By: /s/ Terrance M. McCarthy
                                      ------------------------------------------
                                           Terrance M. McCarthy
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                   By: /s/ Lisa K. Vansickle
                                      ------------------------------------------
                                           Lisa K. Vansickle
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)