Form 10-Q
period 2007-06-30
FIRST BANKS, INC
filed 2007-08-13
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                                                        Shares Outstanding
               Class                                     at July 31, 2007
               -----                                    ------------------

   Common Stock, $250.00 par value                            23,661

                                            FIRST BANKS, INC.

                                            TABLE OF CONTENTS





                                                                                                          Page
                                                                                                          ----

PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEETS...............................................................     1

             CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 AND COMPREHENSIVE INCOME..............................................................     3

             CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.............................................................    18

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    36

   ITEM 4.   CONTROLS AND PROCEDURES...................................................................    36

PART II.     OTHER INFORMATION

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................    37

   ITEM 6.   EXHIBITS..................................................................................    37

SIGNATURES.............................................................................................    38


                                         PART I - FINANCIAL INFORMATION
                                         ITEM 1 - FINANCIAL STATEMENTS

                                               FIRST BANKS, INC.

                                          CONSOLIDATED BALANCE SHEETS
                       (dollars expressed in thousands, except share and per share data)

                                                                                        June 30,     December 31,
                                                                                          2007           2006
                                                                                          ----           ----
                                                                                       (unaudited)

                                                    ASSETS
                                                    ------

Cash and cash equivalents:
     Cash and due from banks........................................................  $   190,903        215,974
     Short-term investments.........................................................      239,305        153,583
                                                                                      -----------     ----------
          Total cash and cash equivalents...........................................      430,208        369,557
                                                                                      -----------     ----------

Investment securities:
     Trading........................................................................       68,110         81,168
     Available for sale.............................................................    1,265,437      1,359,729
     Held to maturity (fair value of $19,497 and $23,971, respectively).............       19,944         24,049
                                                                                      -----------     ----------
          Total investment securities...............................................    1,353,491      1,464,946
                                                                                      -----------     ----------

Loans:
     Commercial, financial and agricultural.........................................    2,082,303      1,934,912
     Real estate construction and development.......................................    1,952,495      1,832,504
     Real estate mortgage...........................................................    3,678,997      3,615,148
     Consumer and installment.......................................................       90,452         83,008
     Loans held for sale............................................................      197,320        216,327
                                                                                      -----------     ----------
          Total loans...............................................................    8,001,567      7,681,899
     Unearned discount..............................................................      (12,991)       (15,418)
     Allowance for loan losses......................................................     (142,922)      (145,729)
                                                                                      -----------     ----------
          Net loans.................................................................    7,845,654      7,520,752
                                                                                      -----------     ----------

Bank premises and equipment, net....................................................      209,885        178,417
Goodwill and other intangible assets................................................      317,786        295,382
Bank-owned life insurance...........................................................      114,768        113,778
Deferred income taxes...............................................................      106,683        100,175
Other assets........................................................................      100,260        115,707
                                                                                      -----------     ----------
          Total assets..............................................................  $10,478,735     10,158,714
                                                                                      ===========     ==========

                                                 LIABILITIES
                                                 -----------

Deposits:
     Noninterest-bearing demand.....................................................  $ 1,250,173      1,281,108
     Interest-bearing demand........................................................      932,114        981,939
     Savings........................................................................    2,710,802      2,352,575
     Time deposits of $100 or more..................................................    1,475,110      1,419,579
     Other time deposits............................................................    2,385,195      2,407,885
                                                                                      -----------     ----------
          Total deposits............................................................    8,753,394      8,443,086
Other borrowings....................................................................      434,971        373,899
Notes payable.......................................................................       35,000         65,000
Subordinated debentures.............................................................      302,166        297,966
Deferred income taxes...............................................................       39,591         42,826
Accrued expenses and other liabilities..............................................       75,750        130,033
Minority interest in subsidiary.....................................................        5,568          5,469
                                                                                      -----------     ----------
          Total liabilities.........................................................    9,646,440      9,358,279
                                                                                      -----------     ----------



                                             STOCKHOLDERS' EQUITY
                                             --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding..............................................................          --             --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.....................       12,822         12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding........................................          241            241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...........................................        5,915          5,915
Additional paid-in capital..........................................................        9,685          9,685
Retained earnings...................................................................      825,979        784,864
Accumulated other comprehensive loss................................................      (22,347)       (13,092)
                                                                                      -----------     ----------
          Total stockholders' equity................................................      832,295        800,435
                                                                                      -----------     ----------
          Total liabilities and stockholders' equity................................  $10,478,735     10,158,714
                                                                                      ===========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                              FIRST BANKS, INC.

                               CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                      (dollars expressed in thousands, except share and per share data)


                                                                          Three Months Ended     Six Months Ended
                                                                               June 30,              June 30,
                                                                         --------------------  --------------------
                                                                            2007       2006       2007       2006
                                                                            ----       ----       ----       ----
Interest income:
     Interest and fees on loans........................................  $ 157,822    141,728    311,579    273,062
     Investment securities.............................................     17,182     14,856     33,374     29,633
     Short-term investments............................................      2,315      1,147      4,193      2,270
                                                                         ---------   --------   --------   --------
          Total interest income........................................    177,319    157,731    349,146    304,965
                                                                         ---------   --------   --------   --------
Interest expense:
     Deposits:
       Interest-bearing demand.........................................      2,313      1,947      4,929      3,775
       Savings.........................................................     20,460     12,255     38,797     23,438
       Time deposits of $100 or more...................................     18,204     14,258     35,234     25,814
       Other time deposits.............................................     28,180     23,146     55,970     43,180
     Other borrowings..................................................      4,941      3,246      9,292      7,941
     Notes payable.....................................................        636      1,477      1,544      2,897
     Subordinated debentures...........................................      5,814      5,722     11,748     11,374
                                                                         ---------   --------   --------   --------
          Total interest expense.......................................     80,548     62,051    157,514    118,419
                                                                         ---------   --------   --------   --------
          Net interest income..........................................     96,771     95,680    191,632    186,546
Provision for loan losses..............................................      5,500      5,000      9,000      6,000
                                                                         ---------   --------   --------   --------
          Net interest income after provision for loan losses..........     91,271     90,680    182,632    180,546
                                                                         ---------   --------   --------   --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.....     11,661     10,996     22,269     21,228
     Gain on loans sold and held for sale..............................      4,558      6,099      8,484     12,920
     Net loss on investment securities.................................     (1,533)    (1,216)    (1,240)    (3,987)
     Bank-owned life insurance investment income.......................        999        652      1,712      1,767
     Investment management income......................................      1,542      2,296      3,052      4,597
     Insurance fee and commission income...............................      1,868      1,834      3,563      1,834
     Other.............................................................      4,942      5,218     10,780     13,017
                                                                         ---------   --------   --------   --------
          Total noninterest income.....................................     24,037     25,879     48,620     51,376
                                                                         ---------   --------   --------   --------
Noninterest expense:
     Salaries and employee benefits....................................     43,732     42,610     88,960     82,104
     Occupancy, net of rental income...................................      7,747      6,425     15,168     12,660
     Furniture and equipment...........................................      4,676      4,116      9,227      8,079
     Postage, printing and supplies....................................      1,649      1,988      3,431      3,414
     Information technology fees.......................................      9,189      9,190     18,520     18,251
     Legal, examination and professional fees..........................      2,681      2,408      4,414      4,505
     Amortization of intangible assets.................................      3,227      1,680      6,153      3,197
     Advertising and business development..............................      1,670      2,150      3,570      3,877
     Charitable contributions..........................................      1,462      1,707      3,378      3,324
     Other.............................................................      8,402      8,777     17,315     16,455
                                                                         ---------   --------   --------   --------
          Total noninterest expense....................................     84,435     81,051    170,136    155,866
                                                                         ---------   --------   --------   --------
          Income before provision for income taxes and minority
              interest in income (loss) of subsidiary..................     30,873     35,508     61,116     76,056
Provision for income taxes.............................................     11,092     13,500     22,042     25,203
                                                                         ---------   --------   --------   --------
          Income before minority interest in income (loss)
              of subsidiary............................................     19,781     22,008     39,074     50,853
Minority interest in income (loss) of subsidiary.......................         31        (78)       101       (236)
                                                                         ---------   --------   --------    -------
          Net income...................................................     19,750     22,086     38,973     51,089
Preferred stock dividends..............................................        132        132        328        328
                                                                         ---------   --------   --------   --------
          Net income available to common stockholders..................  $  19,618     21,954     38,645     50,761
                                                                         =========   ========   ========   ========

Basic earnings per common share........................................  $  829.17     927.86   1,633.29   2,145.35
                                                                         =========   ========   ========   ========

Diluted earnings per common share......................................  $  821.63     916.31   1,620.45   2,118.11
                                                                         =========   ========   ========   ========

Weighted average shares of common stock outstanding....................     23,661     23,661     23,661     23,661
                                                                         =========   ========   ========   ========


The accompanying notes are an integral part of the consolidated financial statements.



                                                    FIRST BANKS, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                     Six Months Ended June 30, 2007 and 2006 and Six Months Ended December 31, 2006
                                (dollars expressed in thousands, except per share data)



                                                                                                                  Accu-
                                                            Adjustable Rate                                      mulated
                                                            Preferred Stock                                       Other
                                                           -----------------                                     Compre-     Total
                                                            Class A                    Additional                hensive     Stock-
                                                            Conver-            Common   Paid-In     Retained     Income     holders'
                                                             tible   Class B   Stock    Capital     Earnings     (Loss)      Equity
                                                             -----   -------   -----    -------     --------     ------      ------

Balances, December 31, 2005................................ $12,822    241     5,915     5,910       673,956    (19,906)    678,938
                                                                                                                            -------
Six months ended June 30, 2006:
   Comprehensive income: (1)
     Net income............................................      --     --        --        --        51,089         --      51,089
     Other comprehensive loss, net of tax:
       Unrealized losses on investment securities..........      --     --        --        --            --    (11,903)    (11,903)
       Reclassification adjustment for investment
         securities losses included in net income..........      --     --        --        --            --      1,739       1,739
       Derivative instruments:
         Current period transactions.......................      --     --        --        --            --       (162)       (162)
                                                                                                                            -------
   Total comprehensive income..............................                                                                  40,763
   Class A preferred stock dividends, $0.50 per share......      --     --        --        --          (321)        --        (321)
   Class B preferred stock dividends, $0.04 per share......      --     --        --        --            (7)        --          (7)
                                                            -------    ---     -----     -----       -------    -------     -------
Balances, June 30, 2006....................................  12,822    241     5,915     5,910       724,717    (30,232)    719,373
                                                                                                                            -------
Six months ended December 31, 2006:
   Comprehensive income:
     Net income............................................      --     --        --        --        60,605         --      60,605
     Other comprehensive income, net of tax:
       Unrealized gains on investment securities...........      --     --        --        --            --     15,569      15,569
       Reclassification adjustment for investment
         securities gains included in net income...........      --     --        --        --            --       (497)       (497)
       Derivative instruments:
         Current period transactions.......................      --     --        --        --            --      2,068       2,068
                                                                                                                            -------
   Total comprehensive income..............................                                                                  77,745
   Adjustment for the utilization of net operating
       losses associated with prior acquisitions...........      --     --        --     3,775            --         --       3,775
   Class A preferred stock dividends, $0.70 per share......      --     --        --        --          (448)        --        (448)
   Class B preferred stock dividends, $0.07 per share......      --     --        --        --           (10)        --         (10)
                                                            -------    ---     -----     -----       -------    -------     -------
Balances, December 31, 2006................................  12,822    241     5,915     9,685       784,864    (13,092)    800,435
                                                                                                                            -------
Six months ended June 30, 2007:
   Comprehensive income: (1)
     Net income............................................      --     --        --        --        38,973         --      38,973
     Other comprehensive loss, net of tax:
       Unrealized losses on investment securities..........      --     --        --        --            --     (8,565)     (8,565)
       Reclassification adjustment for investment
         securities gains included in net income...........      --     --        --        --            --        (94)        (94)
       Derivative instruments:
         Current period transactions.......................      --     --        --        --            --       (596)       (596)
                                                                                                                            -------
   Total comprehensive income..............................                                                                  29,718
   Cumulative effect of change in accounting principle.....      --     --        --        --         2,470         --       2,470
   Class A preferred stock dividends, $0.50 per share......      --     --        --        --          (321)        --        (321)
   Class B preferred stock dividends, $0.04 per share......      --     --        --        --            (7)        --          (7)
                                                            -------    ---     -----     -----       -------    -------     -------
Balances, June 30, 2007.................................... $12,822    241     5,915     9,685       825,979    (22,347)    832,295
                                                            =======    ===     =====     =====       =======    =======     =======


------------------
(1) Disclosure of comprehensive income:

                                                                        Three Months Ended     Six Months Ended
                                                                             June 30,              June 30,
                                                                       --------------------  --------------------
                                                                          2007       2006       2007       2006
                                                                          ----       ----       ----       ----
Comprehensive income:
    Net income........................................................  $ 19,750    22,086     38,973     51,089
    Other comprehensive loss, net of tax:
       Unrealized losses on investment securities.....................   (11,185)   (8,343)    (8,565)   (11,903)
       Reclassification adjustment for investment securities
          losses (gains) included in net income.......................        --       201        (94)     1,739
       Derivative instruments:
          Current period transactions.................................    (2,318)      141       (596)      (162)
                                                                        --------   -------    -------    -------
Total comprehensive income............................................  $  6,247    14,085     29,718     40,763
                                                                        ========   =======    =======    =======


The accompanying notes are an integral part of the consolidated financial statements.


                                             FIRST BANKS, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                    (dollars expressed in thousands)
                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                              ----------------------
                                                                                                 2007        2006
                                                                                                 ----        ----

Cash flows from operating activities:
     Net income..........................................................................     $  38,973      51,089
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment......................         9,774       8,975
       Amortization, net of accretion....................................................         8,311       7,018
       Originations of loans held for sale...............................................      (372,254)   (369,752)
       Proceeds from sales of loans held for sale........................................       404,076     444,231
       Payments received on loans held for sale..........................................        11,506      19,163
       Provision for loan losses.........................................................         9,000       6,000
       Provision for current income taxes................................................        19,943      22,143
       Provision for deferred income taxes...............................................         2,099       3,060
       Decrease in accrued interest receivable...........................................         2,317         153
       (Decrease) increase in accrued interest payable...................................        (5,403)        527
       Proceeds from sales of trading securities.........................................        13,177       4,463
       Maturities of trading securities..................................................        16,476         304
       Purchases of trading securities...................................................       (17,939)    (53,580)
       Gain on loans sold and held for sale..............................................        (8,484)    (12,920)
       Net loss on investment securities.................................................         1,240       3,987
       Other operating activities, net...................................................        (3,754)     (2,785)
       Minority interest in income (loss) of subsidiary..................................           101        (236)
                                                                                              ---------    --------
          Net cash provided by operating activities......................................       129,159     131,840
                                                                                              ---------    --------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received..........       (16,233)   (221,092)
     Proceeds from sales of investment securities available for sale.....................           487     197,027
     Maturities of investment securities available for sale..............................       606,058     659,466
     Maturities of investment securities held to maturity................................         4,223       2,053
     Purchases of investment securities available for sale...............................      (520,751)   (515,951)
     Purchases of investment securities held to maturity.................................          (134)       (865)
     Net increase in loans...............................................................      (205,254)   (543,069)
     Recoveries of loans previously charged-off..........................................         3,546       8,450
     Purchases of bank premises and equipment............................................       (36,244)    (10,670)
     Other investing activities, net.....................................................         4,088      (1,820)
                                                                                              ---------    --------
          Net cash used in investing activities..........................................      (160,214)   (426,471)
                                                                                              ---------    --------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits..................................       224,746     (53,534)
     (Decrease) increase in time deposits................................................       (73,677)    442,740
     Decrease in Federal Home Loan Bank advances.........................................       (33,283)    (18,328)
     Increase (decrease) in securities sold under agreements to repurchase...............        61,155    (197,985)
     Repayments of notes payable.........................................................       (30,000)    (15,000)
     Proceeds from issuance of subordinated debentures...................................        25,774      87,631
     Repayments of subordinated debentures...............................................       (82,681)         --
     Payment of preferred stock dividends................................................          (328)       (328)
                                                                                              ---------    --------
          Net cash provided by financing activities......................................        91,706     245,196
                                                                                              ---------    --------
          Net increase (decrease) in cash and cash equivalents...........................        60,651     (49,435)
Cash and cash equivalents, beginning of period...........................................       369,557     286,652
                                                                                              ---------    --------
Cash and cash equivalents, end of period.................................................     $ 430,208     237,217
                                                                                              =========    ========
Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
       Interest on liabilities...........................................................     $ 162,917     117,892
       Income taxes......................................................................        (7,462)     11,290
                                                                                              =========    ========

     Noncash investing and financing activities:
       Securitization and transfer of loans to investment securities.....................     $      --     138,944
       Loans transferred to other real estate............................................         6,400       3,452
                                                                                              =========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2006 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company; Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); and Small Business Loan Source LLC (SBLS LLC). All of the subsidiaries are wholly owned, except for SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc.
(FCA) as of June 30, 2007, as further described in Note 6 to the Consolidated Financial Statements.

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

(2)      ACQUISITIONS, INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         Completed Acquisitions. On February 28, 2007, First Banks completed its acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal Oaks) for $38.6 million in cash. Royal Oaks was headquartered in Houston, Texas and operated five banking offices in the Houston area. In addition, at the time of the acquisition, Royal Oaks was in the process of opening a de novo branch banking office located in the Heights, near downtown Houston, which subsequently opened on April 16, 2007. The acquisition served to expand First Banks' banking franchise in Houston, Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, Royal Oaks had assets of $206.9 million, loans, net of unearned discount, of $175.5 million, deposits of $159.1 million and stockholders' equity of $9.6 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustment as the valuation data is finalized. Preliminary goodwill, which is not deductible for tax purposes, was $23.1 million, and preliminary core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.5 million. Royal Oaks was merged with and into First Bank at the time of the acquisition.

         Acquisition and Integration Costs. First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $219,000 as of June 30, 2007, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to five individuals with remaining terms ranging from approximately one to nine years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities. The following table summarizes the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition and are reflected in accrued and other liabilities in the consolidated balance sheets:

                                                                                   Information
                                                                   Severance     Technology Fees      Total
                                                                   ---------     ---------------      -----
                                                                        (dollars expressed in thousands)

         Balance at December 31, 2006.............................   $ 386              --             386
         Six Months Ended June 30, 2007:
             Amounts accrued during the period....................     100             512             612
             Payments.............................................    (267)           (512)           (779)
                                                                     -----            ----            ----
         Balance at June 30, 2007.................................   $ 219              --             219
                                                                     =====            ====            ====

         Other Corporate Transactions. On May 18, 2007, First Bank entered into a Purchase and Assumption Agreement providing for Synergy Bank, SSB, a subsidiary of Premier Bancshares, Inc., to acquire First Bank's two banking offices located in Denton and Garland, Texas (collectively, Branch Offices). As further described in Note 14 to the Consolidated Financial Statements, First Bank completed its sale of the Branch Offices on July 19, 2007.

         During the six months ended June 30, 2007, First Bank opened the following de novo branch offices:

               Branch Office Location                             Date Opened
               ----------------------                             -----------
                 St. Louis, Missouri                           January 22, 2007
                 Katy (Houston), Texas                         February 26, 2007
                 Lincoln (Sacramento), California               March 12, 2007
                 Dardenne Prairie (St. Louis), Missouri           May 9, 2007
                 Chula Vista (San Diego), California             June 25, 2007

(3)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets, net of amortization, were comprised of the following at June 30, 2007 and December 31, 2006:

                                                             June 30, 2007             December 31, 2006
                                                       -------------------------    -----------------------
                                                         Gross                       Gross
                                                        Carrying    Accumulated     Carrying    Accumulated
                                                         Amount    Amortization      Amount    Amortization
                                                         ------    ------------      ------    ------------
                                                                  (dollars expressed in thousands)

         Amortized intangible assets:
             Core deposit intangibles................  $  65,367     (24,184)        60,867      (18,850)
             Customer list intangibles...............     23,320      (1,660)        23,320         (913)
             Goodwill associated with
                P&A Transactions (1).................      2,210      (1,360)         2,210       (1,288)
                                                       ---------     -------        -------      -------
                   Total.............................  $  90,897     (27,204)        86,397      (21,051)
                                                       =========     =======        =======      =======

         Unamortized intangible assets:
             Goodwill associated with
                stock purchases......................  $ 254,093                    230,036
                                                       =========                    =======
         ------------------
         (1) P&A Transactions represent transactions structured as purchases of certain assets and assumption of selected liabilities.

         Amortization of intangible assets was $3.2 million and $6.2 million for the three and six months ended June 30, 2007, respectively, and $1.7 million and $3.2 million for the comparable periods in 2006. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and goodwill associated with P&A Transactions, has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                                           (dollars expressed in thousands)
         Year ending December 31:
              2007 remaining.........................................................  $  6,302
              2008...................................................................    12,606
              2009...................................................................    10,703
              2010...................................................................    10,242
              2011...................................................................     7,941
              2012...................................................................     2,392
              Thereafter.............................................................    13,507
                                                                                       --------
                 Total...............................................................  $ 63,693
                                                                                       ========

         Changes in the carrying amount of goodwill for the three and six months ended June 30, 2007 and 2006 were as follows:

                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                 June 30,
                                                              ----------------------    --------------------
                                                                  2007       2006         2007       2006
                                                                  ----       ----         ----       ----
                                                                     (dollars expressed in thousands)

         Balance, beginning of period........................   $253,504    181,955      230,958    167,056
         Goodwill acquired during the period.................      1,476     44,910       24,659     59,806
         Acquisition-related adjustments (1).................         --        (18)        (602)        20
         Amortization - P&A Transactions.....................        (37)       (36)         (72)       (71)
                                                                --------   --------     --------   --------
         Balance, end of period..............................   $254,943    226,811      254,943    226,811
                                                                ========   ========     ========   ========
         ------------------
         (1)  Acquisition-related  adjustments  recorded  in 2007  pertain to the acquisition  of San Diego
              Community Bank in August 2006.  Acquisition-related  adjustments include additional  purchase accounting adjustments necessary to appropriately adjust preliminary goodwill recorded at the time of  the acquisition,  which  was based upon current estimates available at that time, to reflect the receipt of additional valuation data.

(4)      SERVICING RIGHTS

         Mortgage  Banking  Activities.  At June 30, 2007 and December 31, 2006,
First Banks serviced mortgage loans for others totaling $983.0 million and $1.04
billion,   respectively.   Changes  in  mortgage   servicing   rights,   net  of
amortization,  for the three and six months ended June 30, 2007 and 2006 were as follows:

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                  2007       2006         2007       2006
                                                                  ----       ----         ----       ----
                                                                     (dollars expressed in thousands)

         Balance, beginning of period........................    $5,407      7,034        5,867      6,623
         Originated mortgage servicing rights (1)............       322      1,270          655      2,728
         Amortization........................................      (725)    (1,067)      (1,518)    (2,114)
                                                                 ------     ------       ------     ------
         Balance, end of period..............................    $5,004      7,237        5,004      7,237
                                                                 ======     ======       ======     ======
         -------------------
         (1)  In March 2006, First Banks capitalized mortgage servicing rights  of $1.2 million  associated with the securitization of $77.1 million of certain residential mortgage  loans held  in  the
              Company's loan portfolio, resulting in the  recognition of $1.2  million  in  loan  servicing income related to the future servicing  of the underlying loans. Additionally, in April 2006,
              First  Banks  capitalized   mortgage  servicing  rights  of  $927,000  associated  with   the
              securitization of $61.8 million of certain residential  mortgage  loans held in the Company's loan portfolio, resulting in the  recognition of $927,000 in loan servicing income related to the future servicing of the underlying loans.

         First Banks did not incur any impairment of mortgage servicing rights during the three and six months ended June 30, 2007 and 2006.

         Amortization of mortgage servicing rights at June 30, 2007 has been estimated in the following table:

                                                                          (dollars expressed in thousands)

         Year ending December 31:
              2007 remaining........................................................  $   998
              2008..................................................................    1,248
              2009..................................................................      810
              2010..................................................................      631
              2011..................................................................      518
              2012..................................................................      518
              Thereafter............................................................      281
                                                                                      -------
                  Total.............................................................  $ 5,004
                                                                                      =======

         Other Servicing Activities. At June 30, 2007 and December 31, 2006, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $145.6 million and $143.4 million, respectively. Changes in SBA servicing rights, net of amortization and impairment, for the three and six months ended June 30, 2007 and 2006 were as follows:

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                 June 30,
                                                               --------------------    --------------------
                                                                  2007       2006         2007       2006
                                                                  ----       ----         ----       ----
                                                                     (dollars expressed in thousands)

         Balance, beginning of period........................   $ 7,795      8,942        8,064      9,489
         Originated SBA servicing rights.....................       523        146          990        318
         Amortization........................................      (403)      (417)        (816)      (858)
         Impairment..........................................      (295)      (462)        (618)      (740)
                                                                -------     ------       ------     ------
         Balance, end of period..............................   $ 7,620      8,209        7,620      8,209
                                                                =======     ======       ======     ======

         First Banks recognized impairment of $295,000 and $618,000 for the three and six months ended June 30, 2007, respectively, and $462,000 and $740,000 for the comparable periods in 2006. The impairment recorded for the three and six months ended June 30, 2007 resulted from a decline in the fair value of the SBA servicing assets below the carrying value primarily attributable to payoffs received on certain existing loans. The impairment recorded for the three and six months ended June 30, 2006 resulted from a decline in the fair value of the SBA servicing assets below the carrying value primarily attributable to the placement of certain loans on nonaccrual status and payoffs received on certain existing loans.

         Amortization of SBA servicing rights at June 30, 2007 has been estimated in the following table:

                                                                          (dollars expressed in thousands)

         Year ending December 31:
              2007 remaining........................................................  $   779
              2008..................................................................    1,340
              2009..................................................................    1,101
              2010..................................................................      902
              2011..................................................................      737
              2012..................................................................      600
              Thereafter............................................................    2,161
                                                                                      -------
                  Total.............................................................  $ 7,620
                                                                                      =======

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2007 and 2006:

                                                                                                  Per Share
                                                                      Income        Shares         Amount
                                                                      ------        ------         ------
                                                           (dollars in thousands, except share and per share data)

     Three months ended June 30, 2007:
         Basic EPS - income available to common stockholders......   $19,618        23,661        $  829.17
         Effect of dilutive securities:
           Class A convertible preferred stock....................       128           373            (7.54)
                                                                     -------       -------        ---------
         Diluted EPS - income available to common stockholders....   $19,746        24,034        $  821.63
                                                                     =======       =======        =========

     Three months ended June 30, 2006:
         Basic EPS - income available to common stockholders......   $21,954        23,661        $  927.86
         Effect of dilutive securities:
           Class A convertible preferred stock....................       128           438           (11.55)
                                                                     -------       -------        ---------
         Diluted EPS - income available to common stockholders....   $22,082        24,099        $  916.31
                                                                     =======       =======        =========

     Six months ended June 30, 2007:
         Basic EPS - income available to common stockholders......   $38,645        23,661        $1,633.29
         Effect of dilutive securities:
           Class A convertible preferred stock....................       321           385           (12.84)
                                                                     -------       -------        ---------
         Diluted EPS - income available to common stockholders....   $38,966        24,046        $1,620.45
                                                                     =======       =======        =========

     Six months ended June 30, 2006:
         Basic EPS - income available to common stockholders......   $50,761        23,661        $2,145.35
         Effect of dilutive securities:
           Class A convertible preferred stock....................       321           456           (27.24)
                                                                     -------       -------        ---------
         Diluted EPS - income available to common stockholders....   $51,082        24,117        $2,118.11
                                                                     =======       =======        =========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $7.7 million and $15.5 million for the three and six months ended June 30, 2007, respectively, and $7.3 million and $15.0 million for the comparable periods in 2006. First Services, L.P. leases information technology and other equipment from First Bank. During the three months ended June 30, 2007 and 2006, First Services, L.P. paid First Bank $885,000 and $1.0 million, respectively, and during the six months ended June 30, 2007 and 2006, First Services, L.P. paid First Bank $2.0 million and $2.2 million, respectively, in rental fees for the use of that equipment.

         First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $1.4 million and $2.4 million for the three and six months ended June 30, 2007, respectively, and $809,000 and $1.4 million, respectively, for the comparable periods in 2006, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         On January 16, 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Operating Foundation, Inc. (Foundation), a charitable foundation established by First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contributions expense of $1.7 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. During the second quarter of 2007, First Bank contributed $1.3 million in cash to the Foundation, thereby bringing the total value of charitable contributions to the Foundation to $1.3 million and $3.0 million for the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, First Bank contributed $2.5 million and $3.0 million in cash, respectively, to the Foundation.

         First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $99,000 and $197,000 for the three and six months ended June 30, 2007, respectively, and $105,000 and $191,000 for the comparable periods in 2006.

         In June 2005, FCA, a corporation owned by First Banks' Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. On January 2, 2007, First Bank contributed $4.0 million to SBLS LLC in the form of a capital contribution, which increased First Bank's ownership of SBLS LLC to 63.9% and decreased FCA's ownership to 36.1%. On June 29, 2007, First Bank contributed an additional $7.8 million to SBLS LLC in the form of a capital contribution, thereby increasing First Bank's ownership of SBLS LLC to 76.0% and decreasing FCA's ownership to 24.0%.

         In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provided a $50.0 million warehouse line of credit for loan funding purposes. The Agreement provided for an initial maturity date of June 30, 2008, which was extended on June 15, 2006 by First Bank to June 30, 2009. Interest was payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 50 basis points. On March 1, 2007, SBLS LLC modified the Agreement with First Bank. The primary modifications to the structure of the financing arrangement include
(a) an increase in the warehouse line of credit from $50.0 million to $60.0 million; and (b) interest is payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 50 basis points, with the option of electing to have a portion of the outstanding principal balance in amounts not greater than $40.0 million, in minimum increments of $500,000, bear interest at a fixed rate per annum equal to the one-month London Interbank Offering Rate (LIBOR) plus 215 basis points, the three-month LIBOR plus 215 basis points or the long-term interest rate swap rate plus 215 basis points, provided that no more than three fixed-rate interest periods may be in effect at any given time and no interest period may extend beyond the maturity date. Advances under the Agreement are secured by the assignment of the majority of the assets of SBLS LLC. The balance of advances outstanding under this line of credit was $51.8 million and $47.5 million at June 30, 2007 and December 31, 2006, respectively. Interest expense recorded under the Agreement by SBLS LLC for the three and six months ended June 30, 2007 was $947,000 and $1.9 million, respectively, and $652,000 and $1.2 million for the comparable periods in 2006. The balance of the advances under the Agreement and the related interest expense recognized by SBLS LLC are fully eliminated for purposes of the Consolidated Financial Statements.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $51.4 million and $55.9 million at June 30, 2007 and December 31, 2006, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         In August 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provided for WWT to provide information technology services associated with the initial phase of a corporate-wide upgrade of personal computers to First Bank employees in an ongoing effort to further standardize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services for this phase of the project with fees not to exceed $500,000. First Bank made payments of $478,000 under the contract for the first phase of the project, of which $471,000 in payments were made during 2005 and an additional $7,000 in payments were made during the three months ended March 31, 2006. During 2006, First Bank evaluated the second phase of its corporate-wide personal computer upgrade project and entered into a contract with WWT in August 2006 for additional information technology services. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for this phase of the project with fees not to exceed $500,000. First Bank made payments of $379,000 under the contract for the second phase of the project which is now complete, of which $12,000 in payments were made during the six months ended June 30, 2007.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2007, First Banks and First Bank were each well capitalized. As of June 30, 2007, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

         At June 30, 2007 and December 31, 2006, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                            Actual
                                           -----------------------------------------      For         To be Well
                                              June 30, 2007       December 31, 2006     Capital    Capitalized Under
                                           -------------------   -------------------    Adequacy   Prompt Corrective
                                             Amount     Ratio      Amount     Ratio     Purposes   Action Provisions
                                             ------     -----      ------     -----     --------   -----------------
                                                (dollars expressed in thousands)

Total capital (to risk-weighted assets):
    First Banks..........................  $ 955,729    10.05%   $ 929,688    10.25%      8.0%           10.0%
    First Bank...........................    956,810    10.08      925,013    10.23       8.0            10.0

Tier 1 capital (to risk-weighted assets):
    First Banks..........................    820,810     8.63      789,967     8.71       4.0             6.0
    First Bank...........................    837,825     8.83      811,530     8.97       4.0             6.0

Tier 1 capital (to average assets):
    First Banks..........................    820,810     8.14      789,967     8.13       3.0             5.0
    First Bank...........................    837,825     8.33      811,530     8.38       3.0             5.0

         In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve's final rules that will be effective in March 2009, if implemented as of June 30, 2007, would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.73% and 7.29%, respectively, and would not have an impact on total capital (to risk-weighted assets).

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

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:



                                                                     Corporate, Other
                                                                     and Intercompany
                                              First Bank             Reclassifications         Consolidated Totals
                                       ------------------------  -------------------------  -------------------------
                                         June 30,  December 31,     June 30,  December 31,    June 30,  December 31,
                                           2007        2006           2007        2006          2007        2006
                                           ----        ----           ----        ----          ----        ----
                                                             (dollars expressed in thousands)
Balance sheet information:
Investment securities................. $ 1,330,037   1,439,118        23,454      25,828      1,353,491   1,464,946
Loans, net of unearned discount.......   7,988,576   7,666,481            --          --      7,988,576   7,666,481
Goodwill and other intangible assets..     317,786     295,382            --          --        317,786     295,382
Total assets..........................  10,450,564  10,116,246        28,171      42,468     10,478,735  10,158,714
Deposits..............................   8,779,348   8,550,062       (25,954)   (106,976)     8,753,394   8,443,086
Other borrowings......................     434,971     373,899            --          --        434,971     373,899
Notes payable.........................          --          --        35,000      65,000         35,000      65,000
Subordinated debentures...............          --          --       302,166     297,966        302,166     297,966
Stockholders' equity..................   1,128,623   1,086,876      (296,328)   (286,441)       832,295     800,435
                                       ===========  ==========     =========   =========     ==========  ==========

                                                                     Corporate, Other
                                                                     and Intercompany
                                              First Bank             Reclassifications         Consolidated Totals
                                       ------------------------  -------------------------  -------------------------
                                          Three Months Ended        Three Months Ended         Three Months Ended
                                               June 30,                  June 30,                   June 30,
                                       ------------------------  -------------------------  -------------------------
                                           2007        2006           2007        2006          2007        2006
                                           ----        ----           ----        ----          ----        ----
                                                             (dollars expressed in thousands)
Income statement information:

Interest income....................... $   177,077     157,503           242         228        177,319     157,731
Interest expense......................      74,123      54,979         6,425       7,072         80,548      62,051
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Net interest income................     102,954     102,524        (6,183)     (6,844)        96,771      95,680
Provision for loan losses.............       5,500       5,000            --          --          5,500       5,000
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Net interest income after provision
     for loan losses..................      97,454      97,524        (6,183)     (6,844)        91,271      90,680
                                       -----------  ----------     ---------   ---------     ----------  ----------
Noninterest income....................      24,180      26,015          (143)       (136)        24,037      25,879
Amortization of intangible assets.....       3,227       1,680            --          --          3,227       1,680
Other noninterest expense.............      81,174      78,766            34         605         81,208      79,371
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Income before provision for income
     taxes and minority interest in
     income (loss) of subsidiary......      37,233      43,093        (6,360)     (7,585)        30,873      35,508
Provision for income taxes............      13,329      16,152        (2,237)     (2,652)        11,092      13,500
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Income before minority interest in
     income (loss) of subsidiary......      23,904      26,941        (4,123)     (4,933)        19,781      22,008
Minority interest in income (loss)
     of subsidiary....................          31         (78)           --          --             31         (78)
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Net income......................... $    23,873      27,019        (4,123)     (4,933)        19,750      22,086
                                       ===========  ==========     =========   =========     ==========  ==========

                                                                     Corporate, Other
                                                                     and Intercompany
                                               First Bank            Reclassifications         Consolidated Totals
                                       ------------------------  -------------------------  -------------------------
                                           Six Months Ended          Six Months Ended           Six Months Ended
                                               June 30,                  June 30,                   June 30,
                                       ------------------------  -------------------------  -------------------------
                                           2007        2006           2007        2006          2007        2006
                                           ----        ----           ----        ----          ----        ----
                                                             (dollars expressed in thousands)
Income statement information:

Interest income....................... $   348,646     304,527           500         438        349,146     304,965
Interest expense......................     144,324     104,363        13,190      14,056        157,514     118,419
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Net interest income................     204,322     200,164       (12,690)    (13,618)       191,632     186,546
Provision for loan losses.............       9,000       6,000            --          --          9,000       6,000
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Net interest income after provision
     for loan losses..................     195,322     194,164       (12,690)    (13,618)       182,632     180,546
                                       -----------  ----------     ---------   ---------     ----------  ----------
Noninterest income....................      48,796      51,756          (176)       (380)        48,620      51,376
Amortization of intangible assets.....       6,153       3,197            --          --          6,153       3,197
Other noninterest expense.............     161,064     150,418         2,919       2,251        163,983     152,669
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Income before provision for income
     taxes and minority interest in
     income (loss) of subsidiary......      76,901      92,305       (15,785)    (16,249)        61,116      76,056
Provision for income taxes............      27,955      30,890        (5,913)     (5,687)        22,042      25,203
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Income before minority interest in
     income (loss) of subsidiary......      48,946      61,415        (9,872)    (10,562)        39,074      50,853
Minority interest in income (loss)
    of subsidiary.....................         101        (236)           --          --            101        (236)
                                       -----------  ----------     ---------   ---------     ----------  ----------
   Net income......................... $    48,845      61,651        (9,872)    (10,562)        38,973      51,089
                                       ===========  ==========     =========   =========     ==========  ==========

(9)      OTHER BORROWINGS

         Other borrowings were comprised of the following at June 30, 2007 and December 31, 2006:

                                                                               June 30,    December 31,
                                                                                 2007          2006
                                                                                 ----          ----
                                                                          (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily.........................................................  $ 231,029       169,874
              Term..........................................................    200,000       200,000
         FHLB advances......................................................      3,942         4,025
                                                                              ---------      --------
                  Total.....................................................  $ 434,971       373,899
                                                                              =========      ========

         The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank's term repurchase agreements as of June 30, 2007 and December 31, 2006 were as follows:

                                                                             Interest Rate   Interest Rate Floor
                  Maturity Date                             Par Amount         Spread (1)      Strike Price (1)
                  -------------                             ----------         ------          ------------
                                                        (dollars expressed
                                                           in thousands)

         July 19, 2010....................................  $ 100,000        LIBOR + 0.5475%         5.00%
         October 12, 2010.................................    100,000        LIBOR - 0.5100%         4.50%
                                                            ---------
                                                            $ 200,000
                                                            =========
         ------------------
         (1)  The interest rate paid on these term repurchase agreements is based on the  three-month LIBOR plus the spread amount shown minus a floating rate, subject to a 0% floor, equal to two times the differential between the three-month LIBOR and the strike price shown, if the three-month
              LIBOR falls below the strike price associated with the interest rate floor agreements.

(10)     NOTES PAYABLE

         First Banks' $96.0 million First Amendment to its Amended and Restated Secured Credit Agreement, dated August 10, 2006, with a group of unaffiliated financial institutions (Credit Agreement) is secured by First Banks' ownership interest in the capital stock of SFC and First Bank. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the $1.0 million senior secured standby letter of credit facility portion of the Credit Agreement were $450,000 at June 30, 2007 and December 31, 2006, and had not been drawn on by the counterparties. First Banks had not drawn any advances on the $10.0 million senior secured revolving credit facility portion of the Credit Agreement as of June 30, 2007 and December 31, 2006. The outstanding principal balance of the senior secured term loan facility (Term Loan) of the Credit Agreement is payable in quarterly installments of $5.0 million, at a minimum, with the remainder of the Term Loan balance to be repaid in full, including any unpaid interest, upon maturity on August 10, 2008. During the six months ended June 30, 2007, First Banks made payments of $30.0 million on the outstanding principal balance of the Term Loan, reducing the balance from $65.0 million at December 31, 2006 to $35.0 million at June 30, 2007.

         The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. First Banks and First Bank were in compliance with all restrictions and requirements of the Credit Agreement at June 30, 2007 and December 31, 2006.

         Subsequent to June 30, 2007, First Banks entered into a $125.0 million Secured Credit Agreement with a group of unaffiliated financial institutions (Secured Credit Agreement) to renew and modify First Banks' existing Credit Agreement, as further described in Note 14 to the Consolidated Financial Statements.

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

         In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions accrued on the subordinated debentures were $5.8 million and $11.7 million for the three and six months ended June 30, 2007, respectively, and $5.4 million and $10.0 million for the comparable periods in 2006.

         A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at June 30, 2007 and December 31, 2006 were as follows:

                                                                                                                   Subordinated
                                                                                                                    Debentures
                                                                                                      Trust    ---------------------
                                                       Maturity            Call           Interest  Preferred  June 30, December 31,
     Name of Trust                Issuance Date          Date              Date (1)       Rate (2)  Securities   2007       2006
     -------------                -------------          ----              ----           ----      ----------   ----       ----

Variable Rate
-------------
First Bank Capital Trust (3)        April 2002      April 22, 2032      April 22, 2007    + 387.5 bp  $25,000        --    25,774
First Bank Statutory Trust II     September 2004  September 20, 2034  September 20, 2009  + 205.0 bp   20,000    20,619    20,619
Royal Oaks Capital Trust I (4)      October 2004   January 7, 2035     January 7, 2010    + 240.0 bp    4,000     4,124        --
First Bank Statutory Trust III     November 2004  December 15, 2034   December 15, 2009   + 218.0 bp   40,000    41,238    41,238
First Bank Statutory Trust IV       March 2006      March 15, 2036      March 15, 2011    + 142.0 bp   40,000    41,238    41,238
First Bank Statutory Trust V        April 2006      June 15, 2036       June 15, 2011     + 145.0 bp   20,000    20,619    20,619
First Bank Statutory Trust VI       June 2006       July 7, 2036        July 7, 2011      + 165.0 bp   25,000    25,774    25,774
First Bank Statutory Trust VII     December 2006  December 15, 2036   December 15, 2011   + 185.0 bp   50,000    51,547    51,547
First Bank Statutory Trust
   VIII (5)                        February 2007    March 30, 2037      March 30, 2012    + 161.0 bp   25,000    25,774        --

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

-------------------
(1)  The subordinated debentures are callable at the option of First Banks on  the call  date shown at 100% of the principal amount plus accrued and unpaid interest.
(2)  The interest rates paid on the trust preferred securities were based on  either a fixed  rate or a variable rate. The variable rate was based on the three-month LIBOR plus the basis point  spread shown,  with  the  exception of First Bank Capital Trust, which was based on the six-month LIBOR plus the basis point spread shown.
(3)  On April 22, 2007, First Banks redeemed the cumulative variable rate trust  preferred  securities  at the liquidation value of
     $1,000 per preferred security, together with distributions accumulated and  unpaid to the redemption date. In conjunction with this transaction, First Banks paid in full its outstanding $25.8 million of subordinated debentures that were  issued by First
     Banks to First Bank Capital Trust. The funds  necessary  for  the redemption  of  the subordinated debentures were provided by internally generated funds and the net proceeds from the  issuance  of $25.8 million of  subordinated debentures to First Bank
     Statutory Trust VIII (FBST VIII) on February 23, 2007, as further described below.
(4)  In conjunction with the acquisition  of  Royal Oaks on February 28, 2007, as  further described in Note 2 to  the Consolidated
     Financial Statements, First Banks  assumed  the  subordinated  debentures  of Royal Oaks Capital Trust I, a Delaware statutory trust.
(5)  On February 23, 2007, FBST VIII, a  newly  formed  Delaware  statutory  trust, issued  25,000  variable  rate  trust preferred securities  at  $1,000  per  security  in  a  private placement, and issued 774 common securities to First Banks at $1,000 per security. Interest is payable quarterly in arrears, beginning on March 30, 2007.
(6)  On December 31, 2006, First Banks  redeemed  the  cumulative fixed rate trust preferred securities at the liquidation value of
     $25 per preferred security, together with distributions accumulated  and unpaid  to  the  redemption date. In conjunction with this transaction, First Banks paid in full its outstanding $56.9 million of subordinated debentures that were  issued by First
     Banks to First Preferred Capital Trust III. The net  proceeds associated with these transactions were paid on January 2, 2007.
     The funds necessary for the redemption of the subordinated debentures were  provided by internally generated funds and the net proceeds from the issuance of additional subordinated debentures to First Bank Statutory Trust VII on December 14, 2006.

(12)     INCOME TAXES

         On January 1, 2007, First Banks implemented FIN 48. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings.

         The Company's liability for unrecognized tax benefits was $2.5 million at January 1, 2007, after consideration of the $2.5 million cumulative effect of change in accounting principle adjustment to the beginning balance of retained earnings. The total amount of Federal and state unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate, was $1.4 million, net of the Federal tax benefit. The Company's liability for unrecognized tax benefits was $12.1 million at June 30, 2007, of which $2.0 million would affect the effective tax rate, if recognized. During the six months ended June 30, 2007, the Company recorded additional liabilities for unrecognized tax benefits of $9.6 million that, if recognized, would decrease the effective tax rate by $600,000, net of the Federal tax benefit. First Banks expects a reduction of $1.8 million in unrecognized tax benefits during the remainder of 2007 as a result of the statute of limitations closing for the 2002 and 2003 tax years, of which the impact to the effective tax rate is estimated to be approximately $492,000, net of the Federal tax benefit.

         In accordance with FIN 48, it is management's policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At January 1, 2007 and June 30, 2007, the balance of interest accrued on unrecognized tax benefits was $944,000 and $1.4 million, respectively. The amount of interest recognized during the three and six months ended June 30, 2007 was $281,000 and $470,000, respectively. First Banks expects a reduction of approximately $510,000 in the accrued interest on unrecognized tax benefits during the remainder of 2007 as a result of the statute of limitations closing for the 2002 and 2003 tax years. There were no penalties related to tax matters accrued at January 1, 2007, nor did the Company recognize any penalties during the three and six months ended June 30, 2007.

         First Banks and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. First Banks is no longer subject to U.S. federal, state and local income tax examination by tax authorities for the years prior to 2002, with the exception of certain states where the statute of limitations is four years. In those circumstances, First Banks is no longer subject to examination for the years prior to 2001. At June 30, 2007, there were no federal or state income tax examinations in process.

(13)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At June 30, 2007 and December 31, 2006, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

(14)     SUBSEQUENT EVENTS

         On July 19, 2007, First Bank completed its sale of the Branch Offices to Synergy Bank, SSB, a subsidiary of Premier Bancshares, Inc. At June 30, 2007, the Branch Offices had loans, net of unearned discount, of $911,000 and deposits of $52.0 million.

         On August 8, 2007, First Banks entered into a Secured Credit Agreement with a group of unaffiliated financial institutions to renew and modify its existing Credit Agreement, dated August 10, 2006. The terms and conditions of the Secured Credit Agreement provide for a $125.0 million revolving credit facility that includes: (i) a $5.0 million subfacility for the issuance of standby letters of credit; (ii) a $10.0 million subfacility for swingline loans (from the Agent as Swingline Lender); and (iii) three-year term loan options that may be drawn in minimum borrowing amounts of $10.0 million, amortizing with equal quarterly installments of principal based on a four-year straight-line amortization schedule and a final maturity of three years from execution of each term loan, including the existing $35.0 million term loan. Each term loan, including the existing $35.0 million term loan, will reduce the availability under the revolving credit facility. First Banks, at its option, may increase the Secured Credit Agreement to $150.0 million, with a minimum increase of $10.0 million and additional increments of $5.0 million. Interest is payable on outstanding principal loan balances of the revolving credit loan and each term loan at a floating rate equal to either the lender's prime rate or, at First Banks' option, LIBOR plus a margin determined by the outstanding principal loan balances and First Banks' net income for the preceding four calendar quarters. If the outstanding principal loan balances under the revolving credit loan and each term loan are accruing at the prime rate, interest is payable quarterly in arrears. If the outstanding principal loan balances under the revolving credit loan and each term loan are accruing at LIBOR, interest is payable based on the one, two, three or six-month LIBOR, as selected by First Banks. First Banks is also subject to a quarterly commitment fee on the unused portion of the revolving credit facility. Amounts may be borrowed under the revolving credit facility until August 7, 2008, at which time the principal and interest is due and payable, excluding the term loans. First Banks' existing $35.0 million term loan is payable in quarterly installments of $5.0 million, at a minimum, with the remaining term loan balance to be repaid in full, including any unpaid interest, upon maturity on March 31, 2009. Interest is payable on outstanding principal loan balances of the swingline loans at a floating rate equal to the lender's prime rate. The principal balances of the swingline loans, together with accrued and unpaid interest, are payable on the next to occur date of either the fifteenth day of the month or the last business day of the month following the date of the swingline loans.

         The Secured Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. The Secured Credit Agreement is secured by First Banks' ownership interest in the capital stock of SFC and First Bank.

         On August 3, 2007, First Banks entered into an Agreement and Plan of Merger providing for the acquisition of Coast Financial Holdings, Inc. (CFHI) and its wholly owned banking subsidiary, Coast Bank of Florida (collectively, Coast). Coast, headquartered in Bradenton, Florida, operates 20 banking offices in Florida's Manatee, Pinellas, Hillsborough and Pasco counties, and has two planned de novo branch offices, one located in the Pinellas County community of Clearwater, and the other located in Sarasota County. At June 30, 2007, Coast had assets of $741.7 million, loans, net of unearned discount, of $581.2 million, deposits of $681.3 million and stockholders' equity of $36.1 million.

         Under the terms of the Agreement and Plan of Merger, each outstanding share of Coast's common stock will be converted into and will represent the right to receive an amount equal to approximately $22.1 million divided by the number of shares of Coast's common stock outstanding, or approximately $3.40 per share in cash, without interest thereon. This price is subject to adjustment if, on or about the date that the transaction closes each of the following conditions exist: (a) Coast's allowance for loan and lease losses plus its tangible equity is less than 75% of Coast's nonperforming loans and leases plus other real estate owned (such difference is referred to as the "Deficiency"), and (b) the Deficiency is greater than $1.0 million. If each of the above conditions exists on or about the date that the transaction closes, then the $22.1 million will be reduced to the nearest $500,000 increment, upward or downward, to the full amount of the Deficiency and the per share merger price will be reduced accordingly. The transaction, which is subject to regulatory and shareholder approvals, is expected to be completed during the fourth quarter of 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as: "will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include: our ability to consummate pending acquisitions; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, pending litigation, unknown liabilities and/or integration issues with the businesses that we have acquired. For discussion of these and other risk factors, refer to our 2006 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undo reliance on these statements.

                                     General

We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its subsidiaries, as listed below, and its branch banking offices. First Bank's subsidiaries are wholly owned except for Small Business Loan Source LLC, or SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. as of June 30, 2007.

         >>  First Bank Business Capital, Inc.;
         >>  Missouri Valley Partners, Inc., or MVP;
         >>  Adrian N. Baker & Company, or Adrian Baker;
         >> Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc., collectively UPAC; and
         >>  SBLS LLC.

At June 30, 2007, we had assets of $10.48 billion, loans, net of unearned discount, of $7.99 billion, deposits of $8.75 billion and stockholders' equity of $832.3 million, and currently operate 197 branch banking offices in California, Illinois, Missouri and Texas.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, and Houston and Dallas, Texas. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through our subsidiaries, SBLS LLC and UPAC.

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


                               Financial Condition

Total assets were $10.48 billion at June 30, 2007 reflecting a $320.0 million increase from $10.16 billion at December 31, 2006. The increase in our total assets was attributable to our acquisition of Royal Oaks Bancshares, Inc., or Royal Oaks, on February 28, 2007, the opening of five de novo branch offices during the first six months of 2007, and internal growth. Our acquisition of Royal Oaks provided assets of $206.9 million, as summarized in the table below and further described in Note 2 to our Consolidated Financial Statements.

Loans, net of unearned discount, increased $322.1 million to $7.99 billion at June 30, 2007, from $7.67 billion at December 31, 2006, reflecting internal growth and the addition of $175.5 million of loans associated with our acquisition of Royal Oaks, as further discussed under "--Loans and Allowance for Loan Losses." Funds available from deposit growth were utilized to fund internal loan growth.

Our investment securities portfolio decreased $111.5 million to $1.35 billion at June 30, 2007, from $1.46 billion at December 31, 2006. The majority of the funds provided by maturities and sales of investment securities during the first six months of 2007 were reinvested in short-term investments, which include federal funds sold and interest-bearing deposits, resulting in an $85.7 million increase in our short-term investments to $239.3 million at June 30, 2007. The decrease in our investment securities portfolio also includes a $13.1 million reduction in our trading portfolio to $68.1 million at June 30, 2007. We liquidated our remaining trading portfolio in July 2007.

Goodwill and other intangible assets increased $22.4 million to $317.8 million at June 30, 2007, primarily resulting from goodwill and core deposit intangibles recorded in conjunction with our acquisition of Royal Oaks, as more fully described in Note 2 and Note 3 to our Consolidated Financial Statements.

The overall increase in our total assets also reflects an increase of $31.5 million in net bank premises and equipment, primarily due to our acquisition of Royal Oaks and capital expenditures associated with de novo branch offices, branch remodels and/or relocations, along with an increase in deferred income taxes of $6.5 million, as more fully described in Note 12 to our Consolidated Financial Statements. The overall increase in our total assets was partially offset by a $15.4 million decrease in other assets.

As shown in the following table, we completed our acquisition of Royal Oaks, located in Houston, Texas, on February 28, 2007, adding a total of six branch offices. In addition, we further expanded our branch office network with the opening of five de novo branch offices during the first six months of 2007, located in Sacramento and San Diego, California, Houston, Texas, and two in St. Louis, Missouri.


                                                Loans,                                                    Number
                                                Net of                                      Goodwill        of
           Entity /                 Total      Unearned   Investment             Purchase   and Other     Banking
         Closing Date               Assets     Discount   Securities  Deposits    Price    Intangibles   Locations
         ------------               ------     --------   ----------  --------    -----    -----------   ---------
                                                          (dollars expressed in thousands)
Royal Oaks Bancshares, Inc.
Houston, Texas
February 28, 2007                 $ 206,900     175,500      4,100     159,100    38,600      27,700          6
                                  =========    ========     ======    ========   =======     =======         ==

Deposits increased $310.3 million to $8.75 billion at June 30, 2007, from $8.44 billion at December 31, 2006, reflecting growth in savings and money market deposits through enhanced product campaigns, in addition to growth in time deposits greater than $100,000. Deposits provided by our acquisition of Royal Oaks were $159.1 million, in aggregate. The impact of continued aggressive competition within our market areas, coupled with an anticipated amount of attrition associated with our 2006 and 2007 acquisitions, continues to have a significant influence on the level of our deposits and the interest rates paid on those deposits. Growth in our savings, money market and time deposits is primarily attributable to our continued focus on marketing these deposit products, our deposit pricing strategies and our ongoing efforts to further develop multiple account relationships with our customers. Our deposit growth during the six months ended June 30, 2007 reflects a $358.2 million increase in our savings and money market accounts, and a $55.5 million increase in our time deposits of $100,000 or more; partially offset by a $49.8 million decline in our interest-bearing demand deposits, a $30.9 million decline in our noninterest-bearing demand accounts and a $22.7 million decline in our other time deposits.

Other borrowings, which are comprised of securities sold under agreements to repurchase and Federal Home Loan Bank, or FHLB, advances, were $435.0 million at June 30, 2007 compared to $373.9 million at December 31, 2006 and reflect a $61.2 million increase in retail securities sold under agreements to repurchase.

Notes payable decreased $30.0 million to $35.0 million at June 30, 2007 as a result of scheduled quarterly principal installment payments of $5.0 million and additional prepayments of $20.0 million on our term loan facility, as further described in Note 10 to our Consolidated Financial Statements.

Our subordinated debentures increased $4.2 million to $302.2 million at June 30, 2007, from $298.0 million at December 31, 2006. On February 23, 2007, we issued $25.8 million of variable rate subordinated debentures in a private placement to First Bank Statutory Trust VIII, a newly formed statutory trust. A portion of the proceeds from the issuance of these subordinated debentures was utilized to fund our acquisition of Royal Oaks. We also assumed $4.1 million of subordinated debentures with our acquisition of Royal Oaks that Royal Oaks Bancshares, Inc. had previously issued to Royal Oaks Capital Trust I. On April 22, 2007, we repaid in full $25.8 million of variable rate subordinated debentures that were issued by First Banks to First Bank Capital Trust, or FBCT, in conjunction with the redemption of the cumulative variable rate trust preferred securities issued by FBCT, as further described in Note 11 to our Consolidated Financial Statements.

On January 2, 2007, we repaid in full $56.9 million of subordinated debentures in conjunction with the December 31, 2006 redemption of the trust preferred securities of our former business trust, First Preferred Capital Trust III. This payment contributed to a decrease in our accrued expenses and other liabilities, which declined $54.3 million to $75.8 million at June 30, 2007 from $130.0 million at December 31, 2006.

Stockholders' equity was $832.3 million and $800.4 million at June 30, 2007 and December 31, 2006, respectively. The increase of $31.9 million is attributable to: (a) net income of $39.0 million; (b) a $2.5 million cumulative effect of a change in accounting principle recorded in conjunction with our adoption of
Financial Accounting Standards Board, or FASB, Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes, or FIN 48, as further discussed in Note 1 and Note 12 to our Consolidated Financial Statements; partially offset by (c) a $9.3 million increase in accumulated other comprehensive loss, comprised of $8.7 million associated with changes in unrealized gains and losses on our available-for-sale investment securities portfolio and $596,000 associated with changes in the fair value of our derivative financial instruments; and (d) dividends of $328,000 paid on our Class A and Class B preferred stock.

                              Results of Operations

Net Income. Net income was $19.8 million for the three months ended June 30, 2007, compared to $22.1 million for the comparable period in 2006. Net income was $39.0 million for the six months ended June 30, 2007, compared to $51.1 million for the comparable period in 2006. Our return on average assets was 0.76% and 0.77% for the three and six months ended June 30, 2007, respectively, compared to 0.94% and 1.10% for the comparable periods in 2006. Our return on average stockholders' equity was 9.50% and 9.56% for the three and six months ended June 30, 2007, respectively, compared to 12.35% and 14.58% for the comparable periods in 2006. The decline in earnings for the three and six months ended June 30, 2007 reflects compression of our net interest margin due primarily to increased deposit costs and competitive pressure on loan yields along with the inverted yield curve, higher noninterest expense levels primarily related to recent acquisitions and expansionary de novo branch offices, and an increase in our provision for loan losses.

Our net interest income was $96.8 million and $191.6 million for the three and six months ended June 30, 2007, respectively, compared to $95.7 million and $186.5 million for the comparable periods in 2006. Our net interest margin declined to 4.09% and 4.12% for the three and six months ended June 30, 2007, respectively, compared to 4.41% and 4.36% for the comparable periods in 2006, reflecting declines of 32 and 24 basis points, respectively. The decline in our net interest margin primarily resulted from an increase in higher priced deposits driven by highly competitive pricing within our markets and a shift in our deposit mix to higher volumes of time deposit accounts and savings and money market accounts, coupled with the inverted yield curve. The average rates paid on interest-bearing deposits increased 62 and 75 basis points for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, while the average yield earned on interest-earning assets increased 22 and 38 basis points for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, contributing to a reduction in our net interest margin. Average interest-earning assets increased 9.2% and 8.6% to $9.54 billion and $9.42 billion, respectively, for the three and six months ended June 30, 2007, from $8.73 billion and $8.67 billion for the comparable periods in 2006. See further discussion under "--Net Interest Income."

Our provision for loan losses increased to $5.5 million and $9.0 million for the three and six months ended June 30, 2007, respectively, compared to $5.0 million and $6.0 million for the comparable periods in 2006. The increase in our provision for loan losses was primarily driven by loan growth, increased net loan charge-offs and deterioration in asset quality within our one-to-four family residential mortgage and real estate construction and development loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses."

Noninterest income was $24.0 million and $48.6 million for the three and six months ended June 30, 2007, respectively, compared to $25.9 million and $51.4 million for the comparable periods in 2006. The decline in our noninterest income primarily resulted from a decline in mortgage banking revenues, including significantly reduced gains on loans sold and held for sale, and reduced fee income from our institutional money management subsidiary. The overall decline in noninterest income was partially offset by increased revenue from service charges on deposits and customer service fees generated by higher deposit levels and changes in the overall mix of our deposit portfolio, and increased fee and commission income associated with our insurance brokerage subsidiary acquired in 2006. See further discussion under "--Noninterest Income."

Noninterest expense was $84.4 million and $170.1 million for the three and six months ended June 30, 2007, respectively, compared to $81.1 million and $155.9 million for the same periods in 2006. The significant expansion of our branch office network and employee base following the completion of numerous acquisitions of banks and branch offices in 2006 and 2007; the acquisition of UPAC, our insurance premium financing company, and Adrian Baker, our insurance brokerage agency, in 2006; and the opening of five de novo branch offices during the first six months of 2007 contributed to the increase in overall expense levels, specifically salaries and employee benefits expense, occupancy and furniture and equipment expense, and amortization of intangible assets associated with these transactions. The increased expense levels were anticipated and are commensurate with the expansion of our banking franchise. We continue to closely monitor our noninterest expense levels, and have implemented certain expense reduction measures and are further evaluating additional expense reduction measures in an effort to reduce our noninterest expense levels in future periods. See further discussion under "--Noninterest Expense."

Net Interest Income. Net interest income, expressed on a tax-equivalent basis, increased to $97.2 million and $192.5 million for the three and six months ended June 30, 2007, respectively, compared to $96.1 million and $187.3 million for the comparable periods in 2006. Our net interest margin declined by 32 and 24 basis points to 4.09% and 4.12% for the three and six months ended June 30, 2007, respectively, from 4.41% and 4.36% for comparable periods in 2006. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

The increase in net interest income during the three and six months ended June 30, 2007 compared to the same periods in 2006 reflects an increase in average interest-earning assets provided by internal growth and our 2006 and 2007 acquisitions, increasing rates earned on our interest-earning assets, partially offset by an increase in average interest-bearing liabilities and interest rates paid on those liabilities. The decline in our net interest margin was primarily due to an increase in higher priced deposits driven by competitive conditions within our markets and a shift in our deposit mix that reflects increased average time deposits and savings accounts, in contrast to demand accounts. The average rates paid on our interest-bearing deposits increased 62 and 75 basis points during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, whereas the average yield earned on our interest-earning assets increased 22 and 38 basis points for the three and six months ended June 30, 2007, respectively, from the same periods in 2006, contributing to a reduction of our net interest margin. Average interest-earning assets increased $802.9 million, or 9.2%, to $9.54 billion for the three months ended June 30, 2007, from $8.73 billion for the comparable period in 2006, and average interest-earning assets increased $749.5 million, or 8.6%, to $9.42 billion for the six months ended June 30, 2007, from $8.67 billion for the comparable period in 2006. The increase is primarily attributable to continued internal loan growth, and interest-earning assets provided by our acquisitions completed in 2006 and 2007, which provided assets, in aggregate, of $794.3 million and $206.9 million, respectively. Average interest-bearing liabilities increased $823.2 million, or 11.2%, to $8.20 billion for the three months ended June 30, 2007, from $7.37 billion for the comparable period in 2006, and average interest-bearing liabilities increased $779.0 million, or 10.7%, to $8.09 billion for the six months ended June 30, 2007, from $7.31 billion for the comparable period in 2006.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, increased to $158.0 million and $312.0 million for the three and six months ended June 30, 2007, respectively, compared to $141.9 million and $273.3 million for the comparable periods in 2006. Average loans, net of unearned discount, increased $616.2 million and $640.9 million to $7.97 billion and $7.89 billion for the three and six months ended June 30, 2007, respectively, from $7.35 billion and $7.25 billion for the comparable periods in 2006. The yield on our loan portfolio increased 22 and 37 basis points to 7.96% and 7.97% for the three and six months ended June 30, 2007, respectively, compared to 7.74% and 7.60% for the same periods in 2006. The increase in average loans reflects internal growth and our acquisitions completed in 2006 and 2007, partially offset by the sale of certain loans in the second quarter of 2007, as further described under "--Loans and Allowance for Loan Losses," and a reduction in loans throughout 2006 related to the securitization of certain of our residential mortgage loans held in our loan portfolio, the sale of certain residential mortgage and other loans, loan payoffs and external refinancing of various credits. Our acquisitions completed in 2006 and 2007 provided loans, net of unearned discount, of $545.1 million and $175.5 million, in aggregate, respectively, as of the dates of acquisition. The increase in average loans for the first six months of 2007 compared to the same period in 2006 primarily resulted from: an increase in average commercial, financial and agricultural loans of $343.8 million; an increase in average real estate construction and development loans of $251.6 million; an increase in average real estate mortgage loans of $35.5 million; and an increase in average consumer and installment loans of $19.3 million.

Interest income on our investment securities, expressed on a tax-equivalent basis, increased to $17.4 million and $33.8 million for the three and six months ended June 30, 2007, respectively, compared to $15.1 million and $30.1 million for the comparable periods in 2006. Average investment securities were $1.39 billion and $1.36 billion for the three and six months ended June 30, 2007, respectively, compared to $1.29 billion and $1.32 billion for the comparable periods in 2006. The yield on our investment portfolio was 5.00% and 5.01% for the three and six months ended June 30, 2007, respectively, compared to 4.70% and 4.60% for the comparable periods in 2006. Investment securities provided by our acquisitions completed in 2006 and 2007 were $37.3 million and $4.1 million, in aggregate, respectively, as of the dates of acquisition. Funds available from deposit growth were primarily utilized to fund internal loan growth. Additional funds available from maturities of investment securities were utilized to partially reinvest in higher-yielding available-for-sale investment securities. In March 2006 and April 2006, our investment securities increased $77.1 million and $61.8 million, respectively, due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio. Additionally, as further discussed under "--Interest Rate Risk Management," we terminated $150.0 million and $50.0 million of our term repurchase agreements during the first and second quarters of 2006, respectively, and sold $200.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements. Additionally, in July 2006, we entered into a $100.0 million term repurchase agreement and purchased $100.0 million of available-for-sale investment securities associated with the new term repurchase agreement.

Interest expense on our interest-bearing deposits increased to $69.2 million and $134.9 million for the three and six months ended June 30, 2007, respectively, compared to $51.6 million and $96.2 million for the comparable periods in 2006. Average deposits increased to $8.72 billion and $8.60 billion for the three and six months ended June 30, 2007, respectively, from $7.95 billion and $7.84 billion for the comparable periods in 2006. The increase in average deposits reflects internal growth through enhanced product campaigns, and growth provided by our acquisitions completed during 2006 and 2007, which provided deposits of $475.6 million and $159.1 million, in aggregate, respectively, as of the dates of acquisition. The aggregate weighted average rate paid on our deposit portfolio was 3.71% and 3.70% for the three and six months ended June 30, 2007, respectively, compared to 3.09% and 2.95% for the comparable periods in 2006, reflecting increases of 62 and 75 basis points, respectively. The increase in the aggregate weighted average rate paid for these periods is reflective of competitive pricing conditions within our markets, the rising interest rate environment and a change in the mix of our average deposits to increased time deposits and savings and money market accounts. Average time deposits were $3.87 billion and $3.85 billion for the three and six months ended June 30, 2007, respectively, compared to $3.61 billion and $3.48 billion for the comparable periods in 2006. Average savings and money market deposits were $2.63 billion and $2.54 billion for the three and six months ended June 30, 2007, respectively, compared to $2.12 billion for the comparable periods in 2006. Average noninterest-bearing demand deposits were $1.25 billion and $1.24 billion for the three and six months ended June 30, 2007, respectively, compared to $1.26 billion and $1.27 billion for the comparable periods in 2006, and average interest-bearing demand deposits were $959.3 million and $971.5 million for the three and six months ended June 30, 2007, respectively, compared to $961.0 million and $965.5 million for the comparable periods in 2006.

Interest expense on our other borrowings was $4.9 million and $9.3 million for the three and six months ended June 30, 2007, respectively, compared to $3.2 million and $7.9 million for the comparable periods in 2006. Average other borrowings were $382.6 million and $375.2 million for the three and six months ended June 30, 2007, respectively, and $311.8 million and $385.8 million for the comparable periods in 2006. The aggregate weighted average rate paid on our other borrowings was 5.18% and 4.99% for the three and six months ended June 30, 2007, respectively, compared to 4.18% and 4.15% for the comparable periods in 2006. The increased rate paid on our other borrowings reflects the rising short-term interest rate environment. The decrease in average other borrowings for the six months ended June 30, 2007 compared to the same period in 2006 is primarily attributable to the termination of $200.0 million of term repurchase agreements during the first two quarters of 2006 partially offset by an increase of $100.0 million associated with a term repurchase agreement that we entered into in the third quarter of 2006. In addition, we prepaid $35.3 million of FHLB advances during 2006 that we assumed with certain bank acquisitions.

Interest expense on our notes payable was $636,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, compared to $1.5 million and $2.9 million for the comparable periods in 2006. Our notes payable averaged $37.9 million and $47.2 million for the three and six months ended June 30, 2007, respectively, compared to $95.2 million and $97.5 million for the comparable periods in 2006. The aggregate weighted average rate paid on our notes payable was 6.73% and 6.60% for the three and six months ended June 30, 2007, respectively, compared to 6.23% and 5.99% for the comparable periods in 2006. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 6.68% and 6.55% for the three and six months ended June 30, 2007, respectively, compared to 6.17% and 5.93% for the same periods in 2006. The decrease in our average notes payable is attributable to contractual payments and additional prepayments made on our term loan, as further described in Note 10 to our Consolidated Financial Statements.

Interest expense on our subordinated debentures was $5.8 million and $11.7 million for the three and six months ended June 30, 2007, respectively, compared to $5.7 million and $11.4 million for the comparable periods in 2006. Average subordinated debentures were $308.4 million and $309.2 million for the three and six months ended June 30, 2007, respectively, compared to $276.5 million and $253.4 million for the comparable periods in 2006. The aggregate weighted average rate paid on our subordinated debentures was 7.56% and 7.66% for the three and six months ended June 30, 2007, respectively, compared to 8.30% and 9.05% for the comparable periods in 2006. The change in volumes and average rates paid reflects: (a) the issuance of $139.2 million of variable rate subordinated debentures in private placements during 2006 through four newly formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006; (b) the issuance of $25.8 million of variable rate subordinated debentures in a private placement through a newly formed statutory trust that we completed on February 23, 2007; and (c) the repayment of $25.8 million of variable rate subordinated debentures on April 22, 2007. Although we have increased the overall level of outstanding subordinated debentures, we have significantly reduced the cost of these long-term borrowings through the refinancing of certain higher fixed and variable rate issues.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the periods presented.

                                           Three Months Ended June 30,                         Six Months Ended June 30,
                              --------------------------------------------------  --------------------------------------------------
                                         2007                     2006                       2007                     2006
                              ------------------------- ------------------------  ------------------------- ------------------------
                                         Interest                 Interest                   Interest                 Interest
                                Average  Income/ Yield/  Average  Income/ Yield/    Average  Income/ Yield/  Average  Income/ Yield/
                                Balance  Expense  Rate   Balance  Expense  Rate     Balance  Expense  Rate   Balance  Expense  Rate
                                -------  -------  ----   -------  -------  ----     -------  -------  ----   -------  -------  ----
                                                                    (dollars expressed in thousands)
            ASSETS
            ------

Interest-earning assets:
   Loans (1)(2)(3)(4)........ $ 7,966,082 158,041 7.96% $7,349,881 141,876 7.74%  $ 7,894,765 311,967 7.97% $7,253,904 273,337 7.60%
   Investment securities (4).   1,394,677  17,400 5.00   1,289,270  15,112 4.70     1,362,127  33,824 5.01   1,320,108  30,145 4.60
   Short-term investments....     175,158   2,315 5.30      93,877   1,147 4.90       162,451   4,193 5.20      95,819   2,270 4.78
                              ----------- -------       ---------- -------        ----------- -------       ---------- -------
         Total interest-
           earning assets....   9,535,917 177,756 7.48   8,733,028 158,135 7.26     9,419,343 349,984 7.49   8,669,831 305,752 7.11
                                          -------                  -------                    -------                  -------
Nonearning assets............     870,747                  726,127                    853,380                  716,081
                              -----------               ----------                -----------               ----------
         Total assets........ $10,406,664               $9,459,155                $10,272,723               $9,385,912
                              ===========               ==========                ===========               ==========

        LIABILITIES AND
      STOCKHOLDERS' EQUITY
      --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits.............. $   959,300   2,313 0.97% $  960,951   1,947 0.81%  $   971,471   4,929 1.02% $  965,467   3,775 0.79%
     Savings deposits........   2,634,607  20,460 3.11   2,119,269  12,255 2.32     2,536,496  38,797 3.08   2,124,351  23,438 2.22
     Time deposits of $100
       or more...............   1,478,324  18,204 4.94   1,315,690  14,258 4.35     1,452,159  35,234 4.89   1,247,926  25,814 4.17
     Other time deposits.....   2,396,534  28,180 4.72   2,295,087  23,146 4.05     2,397,226  55,970 4.71   2,235,407  43,180 3.90
                              ----------- -------       ---------- -------        ----------- -------       ---------- -------
         Total interest-
           bearing deposits..   7,468,765  69,157 3.71   6,690,997  51,606 3.09     7,357,352 134,930 3.70   6,573,151  96,207 2.95
   Other borrowings..........     382,557   4,941 5.18     311,753   3,246 4.18       375,172   9,292 4.99     385,839   7,941 4.15
   Notes payable (5).........      37,906     636 6.73      95,154   1,477 6.23        47,198   1,544 6.60      97,536   2,897 5.99
   Subordinated
     debentures (3)..........     308,387   5,814 7.56     276,493   5,722 8.30       309,217  11,748 7.66     253,366  11,374 9.05
                              ----------- -------       ---------- -------        ----------- -------       ---------- -------
         Total interest-
           bearing
           liabilities.......   8,197,615  80,548 3.94   7,374,397  62,051 3.37     8,088,939 157,514 3.93   7,309,892 118,419 3.27
                                          -------                  -------                    -------                  -------
Noninterest-bearing
  liabilities:
   Demand deposits...........   1,251,213                1,262,590                  1,237,840                1,266,847
   Other liabilities.........     124,013                  104,851                    123,573                  102,695
                              -----------               ----------                -----------               ----------
         Total liabilities...   9,572,841                8,741,838                  9,450,352                8,679,434
Stockholders' equity.........     833,823                  717,317                    822,371                  706,478
                              -----------               ----------                -----------               ----------
         Total liabilities
           and stockholders'
           equity............ $10,406,664               $9,459,155                $10,272,723               $9,385,912
                              ===========               ==========                ===========               ==========

Net interest income..........              97,208                   96,084                    192,470                  187,333
                                          =======                  =======                    =======                  =======
Interest rate spread.........                     3.54                     3.89                       3.56                     3.84
Net interest margin (6)......                     4.09%                    4.41%                      4.12%                    4.36%
                                                  ====                     ====                       ====                     ====
------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information  is  presented  on  a  tax-equivalent  basis  assuming  a  tax  rate  of  35%. The tax-equivalent adjustments were approximately  $437,000  and  $838,000  for  the  three  and six months ended June 30, 2007, and $404,000 and $787,000 for the comparable periods in 2006, respectively.
(5)  Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates  paid  were  6.68%  and  6.55% for  the three and six months ended June 30, 2007, and 6.17% and 5.93% for the comparable periods in 2006, respectively.
(6)  Net interest  margin  is  the  ratio  of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.


Provision for Loan Losses. We recorded provisions for loan losses of $5.5 million and $9.0 million for the three and six months ended June 30, 2007, respectively, compared to $5.0 million and $6.0 million for the comparable periods in 2006. The increase in our provision for loan losses was primarily driven by growth within our loan portfolio during 2007, increased loan charge-offs in the first and second quarters of 2007 compared to the same periods in 2006, and deterioration in asset quality within certain segments of our loan portfolio, primarily our one-to-four family residential mortgage portfolio and real estate construction and development loan portfolio, as further discussed under "--Loans and Allowance for Loan Losses."

Tables summarizing nonperforming assets, past due loans and loan charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income. Noninterest income was $24.0 million and $48.6 million for the three and six months ended June 30, 2007, respectively, in comparison to $25.9 million and $51.4 million for the comparable periods in 2006. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income and other income.

Service charges on deposit accounts and customer service fees were $11.7 million and $22.3 million for the three and six months ended June 30, 2007, respectively, in comparison to $11.0 million and $21.2 million for the comparable periods in 2006. The increase in service charges and customer service fees was primarily attributable to increased deposit account balances associated with internal growth and our acquisitions of banks completed in 2006 and 2007, as further described under "--Financial Condition" and in Note 2 to our Consolidated Financial Statements, in addition to changes in the overall mix of our deposit portfolio. The increase is also attributable to pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

The gain on loans sold and held for sale was $4.6 million and $8.5 million for the three and six months ended June 30, 2007, respectively, in comparison to $6.1 million and $12.9 million for the comparable periods in 2006. We primarily attribute the decrease to: (a) a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market; (b) an $851,000 gain, before applicable income taxes, recorded on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans on April 27, 2007, compared to a $1.7 million gain, before applicable income taxes, recorded on the sale of certain nonperforming loans in March 2006; and (c) the recognition of $1.2 million and $927,000 of income in March 2006 and April 2006, respectively, generated from the capitalization of mortgage servicing rights pertaining to the securitization and transfer to our investment portfolio of $77.1 million and $61.8 million, respectively, of residential mortgage loans held in our loan portfolio, as further described in Note 4 to our Consolidated Financial Statements. As further discussed under "--Loans and Allowance for Loan Losses," we discontinued the origination and sale in the secondary market of sub-prime loans in the first quarter of 2007, and as such, we expect the discontinuation of these activities will reduce the amount of future gains on loans sold and held for sale, in comparison to the level that we had historically generated through the origination and sale of these sub-prime loan products. Historically, approximately 40% of our origination and sale volume has been related to sub-prime loan products.

We recorded a net loss on investment securities of $1.5 million and $1.2 million for the three and six months ended June 30, 2007, respectively, in comparison to a net loss on investment securities of $1.2 million and $4.0 million for the comparable periods in 2006. The net loss in 2007 primarily resulted from a net loss of $1.5 million and $1.4 million for the three and six months ended June 30, 2007, respectively, related to changes in the fair value of securities held in our trading portfolio. We liquidated our remaining trading portfolio in July 2007, and as such, there will be no impact to noninterest income related to the trading portfolio subsequent to July 2007. The net loss in 2006 primarily resulted from: (a) sales of certain available-for-sale investment securities associated with the full termination of three $50.0 million term repurchase agreements during the first quarter of 2006, and the termination of $50.0 million of a $150.0 million term repurchase agreement in April 2006, resulting in a net loss of $2.7 million, in aggregate, as further described under "--Interest Rate Risk Management;" and (b) a net loss of $907,000 and $1.3 million for the three and six months ended June 30, 2006, respectively, related to changes in the fair value of securities held in our trading portfolio.

Bank-owned life insurance investment income was $999,000 and $1.7 million for the three and six months ended June 30, 2007, respectively, in comparison to $652,000 and $1.8 million for the comparable periods in 2006, reflecting changes in the performance of the underlying investments surrounding the insurance contracts attributable to the portfolio mix of investments and overall market conditions during the respective periods.

Investment management income generated by MVP, our institutional money management subsidiary, was $1.5 million and $3.1 million for the three and six months ended June 30, 2007, respectively, in comparison to $2.3 million and $4.6 million for the comparable periods in 2006, reflecting decreased portfolio management fee income associated with changes in the level of assets under management.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency acquired in March 2006, was $1.9 million and $3.6 million for the three and six months ended June 30, 2007, respectively, in comparison to $1.8 million for the comparable periods in 2006.

Other income was $4.9 million and $10.8 million for the three and six months ended June 30, 2007, respectively, in comparison to $5.2 million and $13.0 million for the comparable periods in 2006. We primarily attribute the decline in other income for the six months ended June 30, 2007 to:

     >> a decrease of $1.6 million in gains on sales of other real estate for the six months ended June 30, 2007 in comparison to the comparable period in 2006, primarily attributable to a gain of $1.5 million recognized on the sale of a parcel of other real estate in January 2006;

     >> a release fee of $938,000 received during the first quarter of 2006 on funds collected from a loan previously sold in which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale; and

     >> an increase in net losses on our derivative financial instruments, as further discussed under "--Interest Rate Risk Management;" partially offset by

     >> an increase of $810,000 in recoveries of certain loan principal balances that had been previously charged-off by the financial institutions prior to their acquisition by First Banks.


Noninterest Expense. Noninterest expense was $84.4 million and $170.1 million for the three and six months ended June 30, 2007, respectively, in comparison to $81.1 million and $155.9 million for the comparable periods in 2006. Our efficiency ratio was 69.89% and 70.82% for the three and six months ended June 30, 2007, respectively, in comparison to 66.68% and 65.51% for the comparable periods in 2006. The increase in noninterest expense was primarily attributable to our de novo branch openings and our acquisitions completed in 2006 and 2007, which contributed to increased salaries and employee benefits expense, occupancy and furniture and equipment expense and amortization of intangible assets, as well as increases in other expense.

Salaries and employee benefits expense was $43.7 million and $89.0 million for the three and six months ended June 30, 2007, respectively, in comparison to $42.6 million and $82.1 million for the comparable periods in 2006. We attribute the overall increase to higher salaries and employee benefits expenses associated with an aggregate of 18 additional branch offices acquired in 2006 and 2007, our acquisitions of Adrian Baker and UPAC in 2006, five de novo branch offices opened in 2007 and generally higher salary and employee benefit costs associated with employing and retaining qualified personnel. We expect salaries and employee benefits expense associated with our mortgage banking division to decline in future periods as a result of expense reduction measures taken by management in light of the discontinuation of the origination and sale in the secondary market of sub-prime loans, as further discussed under "--Loans and Allowance for Loan Losses."

Occupancy, net of rental income, and furniture and equipment expense was $12.4 million and $24.4 million for the three and six months ended June 30, 2007, respectively, in comparison to $10.5 million and $20.7 million for the comparable periods in 2006. The increase reflects higher levels of expense resulting from our de novo branch openings and acquisitions in 2006 and 2007, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, increased expenses associated with the purchase and/or lease of properties that will be utilized for future branch office locations, and increased depreciation expense associated with acquisitions and capital expenditures.

Information technology and item processing fees were $9.2 million and $18.5 million for the three and six months ended June 30, 2007, respectively, in comparison to $9.2 million and $18.3 million for the comparable periods in 2006. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage banking and trust divisions, and Adrian Baker, MVP, SBLS LLC and UPAC. The relatively stable level of these fees in 2007 is primarily attributable to a reduction in the number of acquisitions completed coupled with enhanced automation of certain services, including remote deposit, branch capture, and electronic image exchange, which has significantly contributed to reduced manual processes and reduced costs associated with these services partially offset by depreciation associated with the related capital expenditures necessary to support the enhanced delivery channels.

Legal, examination and professional fees were $2.7 million and $4.4 million for the three and six months ended June 30, 2007, respectively, in comparison to $2.4 million and $4.5 million for the comparable periods in 2006. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and the level of legal fees associated with certain litigation matters have all contributed to the overall expense levels in 2006 and 2007.

Amortization of intangible assets was $3.2 million and $6.2 million for the three and six months ended June 30, 2007, respectively, in comparison to $1.7 million and $3.2 million for the comparable periods in 2006, as further described in Note 3 to our Consolidated Financial Statements. The increase was attributable to core deposit intangibles associated with our acquisitions completed in 2006 and 2007, in addition to the customer list intangibles associated with our acquisitions of Adrian Baker and UPAC in March 2006 and May 2006, respectively.

Charitable contributions expense was $1.5 million and $3.4 million for the three and six months ended June 30, 2007, respectively, in comparison to $1.7 million and $3.3 million for the comparable periods in 2006. Our charitable contribution expense levels are primarily attributable to charitable contributions made to the Dierberg Operating Foundation, Inc., a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 6 to our Consolidated Financial Statements.

Other expense was $8.4 million and $17.3 million for the three and six months ended June 30, 2007, respectively, in comparison to $8.8 million and $16.5 million for the comparable periods in 2006. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The decrease and increase in other expense for the three and six months ended June 30, 2007, respectively, in comparison to the comparable periods in 2006, was primarily attributable to:

     >> a $617,000 specific reserve established in March 2006 and an increase of $746,000 to the specific reserve in June 2006 for the estimated loss associated with a $3.1 million unfunded letter of credit acquired in conjunction with the acquisition of CIB Bank;

     >> a $470,000 loss recognized on a liquidation sale of residential real estate and personal property of an SBA guaranteed loan in June 2006; and

     >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2006 and 2007.

We continue to closely monitor our noninterest expense levels, and have implemented certain expense reduction measures and are further evaluating additional expense reduction measures in an effort to reduce our noninterest expenses levels in future periods.

Provision for Income Taxes. The provision for income taxes was $11.1 million and $22.0 million, representing an effective income tax rate of 35.9% and 36.1%, for the three and six months ended June 30, 2007, respectively, in comparison to $13.5 million and $25.2 million, representing an effective income tax rate of 38.0% and 33.1%, respectively, for the comparable periods in 2006. The decrease in our provision for income taxes primarily reflects our decreased earnings, partially offset by the reversal of a federal tax reserve of $2.5 million and a state tax reserve of $748,000 in the first quarter of 2006, as they were no longer deemed necessary due to the resolution of a potential tax liability.


                          Interest Rate Risk Management

We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of June 30, 2007 and December 31, 2006 are summarized as follows:

                                                            June 30, 2007              December 31, 2006
                                                        ---------------------       -----------------------
                                                         Notional     Credit          Notional      Credit
                                                          Amount     Exposure          Amount      Exposure
                                                          ------     --------          ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................  $ 600,000      4,313           600,000       4,369
         Interest rate floor agreements...............    300,000         63           300,000         376
         Interest rate cap agreements.................    400,000        111           400,000         139
         Interest rate lock commitments...............      3,700         --             5,900          --
         Forward commitments to sell
           mortgage-backed securities.................     57,000         --            54,000          --
                                                        =========     ======          ========      ======

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

For the three and six months ended June 30, 2007, we realized net interest expense of $1.4 million and $2.8 million, respectively, on our derivative financial instruments, in comparison to net interest expense of $990,000 and $2.3 million for the comparable periods in 2006. We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of income, of $344,000 and $342,000 for the three and six months ended June 30, 2007, respectively, in comparison to net losses of $3,000 and $69,000 for the comparable periods in 2006. The net losses recorded for the three and six months ended June 30, 2007 reflect changes in the value of our interest rate floor agreements entered into in September 2005 and 2006, and changes in the value of our interest rate cap agreements entered into in September 2006. The net losses recorded for the three and six months ended June 30, 2006 reflect changes in the value of our interest rate floor agreement entered into in September 2005.

Cash Flow Hedges. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

     >> In July 2003, we entered into an interest rate swap agreement of $200.0 million notional amount. The underlying hedged assets are certain variable rate loans within our commercial loan portfolio. The swap agreement provides for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.85%. The terms of the swap agreement provide for us to pay and receive interest on a quarterly basis. The interest rate swap agreement matured on July 31, 2007.

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

The amount receivable by us under the swap agreements was $6.9 million and $7.0 million at June 30, 2007 and December 31, 2006, respectively, and the amount payable by us under the swap agreements was $2.6 million and $2.7 million at June 30, 2007 and December 31, 2006, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2007 and December 31, 2006 were as follows:

                                                        Notional    Interest Rate  Interest Rate    Fair
                          Maturity Date                  Amount         Paid         Received       Value
                          -------------                  ------         ----         --------       -----
                                                                  (dollars expressed in thousands)

         June 30, 2007:
             July 31, 2007...........................  $ 200,000        5.40%          3.08%      $   (431)
             September 18, 2009......................    200,000        5.39           5.20         (1,003)
             September 20, 2010......................    200,000        5.39           5.20         (1,641)
                                                       ---------                                  --------
                                                       $ 600,000        5.39           4.49       $ (3,075)
                                                       =========       =====          =====       ========

         December 31, 2006:
             July 31, 2007...........................  $ 200,000        5.40%          3.08%      $ (2,705)
             September 18, 2009......................    200,000        5.39           5.20             98
             September 20, 2010......................    200,000        5.39           5.20            449
                                                       ---------                                  --------
                                                       $ 600,000        5.39           4.49       $ (2,158)
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

The interest rate floor agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. The fair value of the interest rate floor agreements, which is included in other assets in our consolidated balance sheets, was $63,000 and $376,000 at June 30, 2007 and December 31, 2006,
respectively.

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

In February 2006, we terminated our two $50.0 million term repurchase agreements with maturity dates of June 14, 2007, and recognized a $1.6 million loss on the sale of $100.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements; in March 2006, we terminated our $50.0 million term repurchase agreement with a maturity date of August 1, 2007, and recognized a $746,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement; and in April 2006, we terminated $50.0 million of the $150.0 million term repurchase agreement with a maturity date of January 12, 2007, and recognized a $310,000 loss on the sale of $50.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreement. Our termination transactions completed in the first and second quarters of 2006 resulted in a reduction of $200.0 million of our term repurchase agreements, the recognition of a $2.7 million loss on the sale of $200.0 million of investment securities held in our available-for-sale investment portfolio, and prepayment penalties of $306,000 incurred in conjunction with the early termination of the term repurchase agreements. Additionally, in August 2006, we restructured the remaining $100.0 million term repurchase agreement to extend the maturity date to October 12, 2010 and to modify the pricing structure, including the interest rate floor strike price. We did not incur any costs associated with the restructuring of the agreement.

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

Interest Rate Cap Agreements. In September 2006, we entered into a $200.0 million notional amount three-year interest rate cap agreement and a $200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that we entered into in September 2006, as previously described, to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The fair value of the interest rate cap agreements, which is included in other assets in our consolidated balance sheets, was $111,000 and $139,000 at June 30, 2007 and December 31, 2006, respectively.

Pledged Collateral. At June 30, 2007 and December 31, 2006, we had accepted cash of $1.4 million and $4.2 million, respectively, as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The fair value of these interest rate lock commitments, which is included in other assets in our consolidated balance sheets, was $216,000 and ($17,000) at June 30, 2007 and December 31, 2006, respectively.

                      Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans represented 89.0% and 89.2% of total interest income for the three and six months ended June 30, 2007, respectively, in comparison to 89.9% and 89.5% for the comparable periods in 2006. Loans, net of unearned discount, increased $322.1 million to $7.99 billion, or 76.2% of assets, at June 30, 2007, compared to $7.67 billion, or 75.5% of assets, at December 31, 2006. The overall increase in loans, net of unearned discount, during the first six months of 2007 reflects internal loan growth of $160.0 million and our acquisition of Royal Oaks, which provided loans, net of unearned discount, of $175.5 million, partially offset by the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans. We primarily attribute the net increase in our loan portfolio to:

          >> an increase of $147.4 million in our commercial, financial and agricultural portfolio due to continued internal loan production growth and $45.1 million of loans provided by our acquisition of Royal Oaks;

          >> an increase of $120.0 million in our real estate construction and development portfolio resulting primarily from new loan originations and seasonal fluctuations on existing and available credit lines, as well as $54.8 million of loans provided by our acquisition of Royal Oaks; and

          >> an increase of $63.8 million in our real estate mortgage portfolio, primarily attributable to: (a) loans totaling $70.6 million provided by our acquisition of Royal Oaks; and (b) a modest increase in internal loan growth; partially offset by (c) the transfer of approximately $17.5 million of certain repurchased and other residential mortgage loans to our loans held for sale portfolio in March 2007; partially offset by

          >> a decrease of $19.0 million in our loans held for sale portfolio, reflecting: (a) the timing of loan originations and subsequent sales in the secondary mortgage market, including the discontinuation of originations and sales of sub-prime residential mortgage loan products in the first quarter of 2007 in light of the overall deterioration experienced throughout the mortgage banking industry; (b) the transfer of approximately $17.5 million of certain repurchased and other residential mortgage loans to our loans held for sale portfolio in March 2007, as discussed above; partially offset by (c) the completion of the sale of approximately $13.4 million of the repurchased and other residential mortgage loans that were classified as loans held for sale at March 31, 2007, resulting in a pre-tax gain of approximately $851,000. In addition, in the second quarter of 2007, we received payoffs on a portion of the loans held for sale at March 31, 2007 of approximately $1.1 million. We also transferred approximately $2.6 million of loans that were not ultimately included in the sale back into our residential mortgage loan portfolio.

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2007 and December 31, 2006:


                                                                               June 30,    December 31,
                                                                                 2007          2006
                                                                                 ----          ----
                                                                          (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual...................................................  $    8,280         9,879
         Real estate construction and development:
              Nonaccrual...................................................      21,016        13,344
         Real estate mortgage:
              One-to-four family residential:
                  Nonaccrual...............................................      27,219        18,885
                  Restructured.............................................           8             9
              Multi-family residential loans:
                  Nonaccrual...............................................         168           272
              Commercial real estate loans:
                  Nonaccrual...............................................       6,352         6,260
         Consumer and installment:
              Nonaccrual...................................................         425            81
                                                                             ----------    ----------
                    Total nonperforming loans..............................      63,468        48,730
         Other real estate.................................................       8,040         6,433
                                                                             ----------    ----------
                    Total nonperforming assets.............................  $   71,508        55,163
                                                                             ==========    ==========

         Loans, net of unearned discount...................................  $7,988,576     7,666,481
                                                                             ==========    ==========

         Loans past due 90 days or more and still accruing.................  $    4,387         5,653
                                                                             ==========    ==========

         Ratio of:
           Allowance for loan losses to loans..............................        1.79%         1.90%
           Nonperforming loans to loans....................................        0.79          0.64
           Allowance for loan losses to nonperforming loans................      225.19        299.05
           Nonperforming assets to loans and other real estate.............        0.89          0.72
                                                                             ==========    ==========

Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $63.5 million at June 30, 2007, compared to $62.5 million at March 31, 2007, $48.7 million at December 31, 2006 and $73.0 million at June 30, 2006. Nonperforming loans were 0.79% of loans, net of unearned discount, at June 30, 2007, compared to 0.79%, 0.64% and 0.96% of loans, net of unearned discount, at March 31, 2007, December 31, 2006 and June 30, 2006, respectively. Other real estate owned was $8.0 million $8.5 million, $6.4 million and $5.5 million at
June  30,  2007,  March  31,  2007,   December  31,  2006  and  June  30,  2006,
respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $71.5 million at June 30, 2007, compared to $71.0 million, $55.2 million and $78.5 million at March 31, 2007, December 31, 2006 and June 30, 2006, respectively. Our loans past due 90 days or more and still accruing interest were $4.4 million, $4.2 million, $5.7 million and $5.7 million at June 30, 2007, March 31, 2007, December 31, 2006 and June 30, 2006,
respectively.

Nonperforming loans at June 30, 2007 increased $950,000, or 1.5%, and $14.7 million, or 30.2%, from nonperforming loans at March 31, 2007 and December 31, 2006, respectively. Nonperforming loans decreased $9.6 million, or 13.1%, from nonperforming loans at June 30, 2006. The increase in the overall level of our nonperforming loans during the first six months of 2007 primarily resulted from an increase of $8.3 million in our one-to-four family residential mortgage loan portfolio to $27.2 million at June 30, 2007, compared to $18.9 million at December 31, 2006. This increase was driven by repurchases of certain residential mortgage loans sold with recourse, primarily due to early payment default, that were placed back into our one-to-four family residential mortgage loan portfolio, and the overall deterioration of sub-prime products experienced throughout the mortgage banking industry. Our involvement in the sub-prime market had been limited to the origination and subsequent sale of these loans in the secondary market, and historically represented approximately 40% of our mortgage banking loan origination and sale volumes. During the first quarter of 2007, we discontinued loan originations of this product following a decline in bid prices and in market liquidity for these loan products. In March 2007, we entered into a commitment to sell certain repurchased and other residential mortgage loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs to reduce these loans to the lower of cost or estimated fair value at the time of transfer, as further discussed below, we transferred approximately $17.5 million of certain repurchased and other residential mortgage loans to our held for sale loan portfolio. In April 2007, we completed the sale of approximately $13.4 million of these loans, received payoffs on a portion of the loans held for sale at March 31, 2007 of approximately $1.1 million, and transferred approximately $2.6 million of loans that were not ultimately included in the sale back into our residential mortgage loan portfolio. These transactions resulted in a decrease in nonperforming loans of approximately $11.5 million, in aggregate. However, this decrease in nonperforming loans was offset by further deterioration within our residential mortgage portfolio during the second quarter of 2007, including additional repurchases of certain residential mortgage loans sold with recourse. Repurchases of mortgage loans sold with recourse were approximately $17.2 million and $21.5 million for the three and six months ended June 30, 2007, respectively. Our recourse risk on sub-prime loan products that we previously sold in the secondary market expires throughout the remainder of 2007.

The increase in nonperforming loans during the first six months of 2007 was also attributable to an increase of $7.7 million within our real estate construction and development portfolio to $21.0 million at June 30, 2007, compared to $13.3 million at December 31, 2006, resulting from a slowdown in home sales and real estate values in many of our markets. The decrease in the overall level of our nonperforming loans from June 30, 2006 reflects our efforts to improve asset quality through the sale of nonperforming loans and loan payoffs, as well as the strengthening of certain credit relationships.

We recorded net loan charge-offs of $4.7 million and $14.7 million for the three and six months ended June 30, 2007, respectively, compared to net loan charge-offs of $1.2 million and net loan recoveries of $2.1 million for the comparable periods in 2006. The increased level of net loan charge-offs recorded for the six months ended June 30, 2007 reflect $8.7 million of charge-offs associated with our one-to-four family residential portfolio, of which $4.3 million was recorded in conjunction with the transfer of certain repurchased and other residential mortgage loans to our loans held for sale portfolio and subsequent sale in April 2007, as previously discussed. Net loan charge-offs for the first six months of 2007 also include a charge-off of $2.5 million on a residential development and construction credit relationship and a $1.5 million charge-off on a commercial credit relationship. Net loan recoveries recorded for the six months ended June 30, 2006 reflect a loan recovery of $5.0 million on the payoff of a single nonperforming loan in the first quarter of 2006. Our net loan charge-offs as a percentage of average loans were 0.19% for the six months ended June 30, 2007, representing a significant increase from our net loan recoveries as a percentage of average loans of 0.03% for the same period in 2006.

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

Changes in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 were as follows:

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                           ----------------------    ----------------------
                                                              2007        2006          2007        2006
                                                              ----        ----          ----        ----
                                                                   (dollars expressed in thousands)

         Balance, beginning of period...................   $142,148      140,235      145,729      135,330
         Acquired allowance for loan losses.............         --        3,368        2,925        3,944
                                                           --------     --------     --------     --------
                                                            142,148      143,603      148,654      139,274
                                                           --------     --------     --------     --------
         Loans charged-off..............................     (6,563)      (2,896)     (18,278)      (6,341)
         Recoveries of loans previously charged-off.....      1,837        1,676        3,546        8,450
                                                           --------     --------     --------     --------
           Net loan (charge-offs) recoveries............     (4,726)      (1,220)     (14,732)       2,109
                                                           --------     --------     --------     --------
         Provision for loan losses......................      5,500        5,000        9,000        6,000
                                                           --------     --------     --------     --------
         Balance, end of period.........................   $142,922      147,383      142,922      147,383
                                                           ========     ========     ========     ========

Our allowance for loan losses was $142.9 million at June 30, 2007, compared to $142.1 million, $145.7 million and $147.4 million at March 31, 2007, December 31, 2006 and June 30, 2006, respectively, representing 1.79%, 1.79%, 1.90% and 1.94% of loans, net of unearned discount, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 225.19% at June 30, 2007, compared to 227.37%, 299.05% and 201.81% at March 31, 2007, December 31, 2006
and June 30, 2006, respectively. Our allowance for loan losses at June 30, 2007 includes $2.9 million of balances acquired in conjunction with our acquisition of Royal Oaks. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the current economic environment and market conditions, including reduced loan demand, highly competitive markets and pricing within certain sectors of our loan portfolio. We also continue to closely monitor our level of nonperforming loans in an effort to continue to reduce the overall level of nonperforming loans in our loan portfolio. We consider these factors in our overall assessment of the adequacy of the allowance for loan losses.

                                    Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.95 billion and $1.86 billion at June 30, 2007 and December 31, 2006, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at June 30, 2007:

                                                      Certificates of Deposit     Other
                                                        of $100,000 or More     Borrowings         Total
                                                        -------------------     ----------         -----
                                                                   (dollars expressed in thousands)

         Three months or less.............................  $  523,988           236,029           760,017
         Over three months through six months.............     376,100             8,000           384,100
         Over six months through twelve months............     430,163            10,000           440,163
         Over twelve months...............................     144,859           215,942           360,801
                                                            ----------          --------        ----------
              Total.......................................  $1,475,110           469,971         1,945,081
                                                            ==========          ========        ==========

In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2007 and December 31, 2006, First Bank's borrowing capacity under the agreement was approximately $559.5 million and $639.1 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $729.9 million and $666.0 million at June 30, 2007 and December 31, 2006, respectively. We had FHLB advances outstanding of $3.9 million and $4.0 million at June 30, 2007 and December 31, 2006, respectively, all of which represent advances assumed in conjunction with various acquisitions.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at June 30, 2007 were as follows:

                                                    Less than      1-3        3-5       Over
                                                     1 Year       Years      Years     5 Years      Total (1)
                                                     ------       -----      -----     -------      -----
                                                                (dollars expressed in thousands)

         Operating leases........................  $   15,440     27,161     16,104     41,671      100,376
         Certificates of deposit (2).............   3,392,663    366,611     89,527     11,504    3,860,305
         Other borrowings (2)....................     234,029        133    200,809         --      434,971
         Notes payable (2)(3)....................      20,000     15,000         --         --       35,000
         Subordinated debentures (2).............          --         --         --    302,166      302,166
         Other contractual obligations...........         607        207        136        111        1,061
                                                   ----------   --------   --------   --------   ----------
              Total..............................  $3,662,739    409,112    306,576    355,452    4,733,879
                                                   ==========   ========   ========   ========   ==========
         -------------------
         (1)  Amounts exclude FIN 48 unrecognized  tax  liabilities  of $12.1 million  and  related  accrued interest expense of $1.4 million for which the timing of payment of such liabilities cannot be reasonably estimated as of June 30, 2007.
         (2)  Amounts exclude the related interest expense accrued on these obligations as of June 30, 2007.
         (3)  On August 8, 2007, First Banks entered into a $125.0 million Secured Credit Agreement to renew and modify its existing credit  agreement, as further described  in Note 10 and Note 14 to our
              Consolidated Financial Statements.

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

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


At December 31, 2006, our risk management program's simulation model indicated a loss of projected net interest income should interest rates decline. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 3.7% of net interest income, based on assets and liabilities at December 31, 2006. At June 30, 2007, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reduced income associated with our interest rate swap agreements and increases in prevailing interest rates, is reflected in our net interest margin for the three and six months ended June 30, 2007 as compared to the comparable period in 2006 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

During the first quarter of 2007, we discontinued our activities in the sub-prime residential mortgage market in response to increased market risk experienced within the industry associated with these product lines. While we are susceptible to the risk of future repurchases of loans associated with the sales of these loans, we believe such risk will decline throughout the remainder of 2007. Our reduced activities within the sub-prime market will also likely result in a decline in our future noninterest income, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

During the three and six months ended June 30, 2007, our asset-sensitive position and overall susceptibility to market risks have not changed materially.



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

                           PART II - OTHER INFORMATION


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 3, 2007 Annual Meeting of Shareholders of First Banks,  Messrs. James
F. Dierberg, Gordon A. Gundaker, Terrance M. McCarthy, Steven F. Schepman, David
L. Steward and Douglas H. Yaeger, constituting all of the directors, were unanimously re-elected.


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



Date:  August 13, 2007

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