Form 10-Q
period 2007-09-30
FIRST BANKS, INC
filed 2007-11-14
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                                                        Shares  Outstanding
                    Class                               at October 31, 2007
                    -----                               -------------------

         Common Stock, $250.00 par value                      23,661




                                              FIRST BANKS, INC.

                                              TABLE OF CONTENTS





                                                                                                          Page
                                                                                                          ----

PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS...............................................................     1

             CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 AND COMPREHENSIVE INCOME..............................................................     3

             CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.............................................................    18

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    37

   ITEM 4.   CONTROLS AND PROCEDURES...................................................................    37

PART II.     OTHER INFORMATION

   ITEM 6.   EXHIBITS..................................................................................    38

SIGNATURES.............................................................................................    40



                                        PART I - FINANCIAL INFORMATION
                                         ITEM 1 - FINANCIAL STATEMENTS

                                               FIRST BANKS, INC.

                                          CONSOLIDATED BALANCE SHEETS
                       (dollars expressed in thousands, except share and per share data)

                                                                                      September 30,  December 31,
                                                                                          2007           2006
                                                                                          ----           ----
                                                                                       (unaudited)

                                                    ASSETS
                                                    ------

Cash and cash equivalents:
     Cash and due from banks........................................................  $   183,580        215,974
     Short-term investments.........................................................       76,956        153,583
                                                                                      -----------     ----------
          Total cash and cash equivalents...........................................      260,536        369,557
                                                                                      -----------     ----------

Investment securities:
     Trading........................................................................           --         81,168
     Available for sale.............................................................    1,145,870      1,359,729
     Held to maturity (fair value of $19,403 and $23,971, respectively).............       19,647         24,049
                                                                                      -----------     ----------
          Total investment securities...............................................    1,165,517      1,464,946
                                                                                      -----------     ----------

Loans:
     Commercial, financial and agricultural.........................................    2,181,136      1,934,912
     Real estate construction and development.......................................    2,001,226      1,832,504
     Real estate mortgage...........................................................    3,773,803      3,615,148
     Consumer and installment.......................................................       89,351         83,008
     Loans held for sale............................................................       99,470        216,327
                                                                                      -----------     ----------
          Total loans...............................................................    8,144,986      7,681,899
     Unearned discount..............................................................      (12,213)       (15,418)
     Allowance for loan losses......................................................     (140,165)      (145,729)
                                                                                      -----------     ----------
          Net loans.................................................................    7,992,608      7,520,752
                                                                                      -----------     ----------

Bank premises and equipment, net....................................................      216,633        178,417
Goodwill and other intangible assets................................................      314,084        295,382
Bank-owned life insurance...........................................................      115,831        113,778
Deferred income taxes...............................................................      102,459        100,175
Other assets........................................................................      104,368        115,707
                                                                                      -----------     ----------
          Total assets..............................................................  $10,272,036     10,158,714
                                                                                      ===========     ==========

                                                  LIABILITIES
                                                  -----------

Deposits:
     Noninterest-bearing demand.....................................................  $ 1,195,950      1,281,108
     Interest-bearing demand........................................................      921,447        981,939
     Savings and money market.......................................................    2,676,244      2,352,575
     Time deposits of $100 or more..................................................    1,478,159      1,419,579
     Other time deposits............................................................    2,350,545      2,407,885
                                                                                      -----------     ----------
          Total deposits............................................................    8,622,345      8,443,086
Other borrowings....................................................................      310,772        373,899
Notes payable.......................................................................       10,000         65,000
Subordinated debentures.............................................................      353,733        297,966
Deferred income taxes...............................................................       40,854         42,826
Accrued expenses and other liabilities..............................................       71,829        130,033
Minority interest in subsidiary.....................................................        5,642          5,469
                                                                                      -----------     ----------
          Total liabilities.........................................................    9,415,175      9,358,279
                                                                                      -----------     ----------

                                             STOCKHOLDERS' EQUITY
                                             --------------------

 Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding..............................................................           --             --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.....................       12,822         12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding........................................          241            241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...........................................        5,915          5,915
Additional paid-in capital..........................................................        9,685          9,685
Retained earnings...................................................................      840,779        784,864
Accumulated other comprehensive loss................................................      (12,581)       (13,092)
                                                                                      -----------     ----------
          Total stockholders' equity................................................      856,861        800,435
                                                                                      -----------     ----------
          Total liabilities and stockholders' equity................................  $10,272,036     10,158,714
                                                                                      ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.




                                               FIRST BANKS, INC.

                                CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                       (dollars expressed in thousands, except share and per share data)


                                                                        Three Months Ended       Nine Months Ended
                                                                           September 30,           September 30,
                                                                       --------------------    ---------------------
                                                                          2007       2006         2007       2006
                                                                          ----       ----         ----       ----
Interest income:
     Interest and fees on loans....................................... $ 160,134    153,394      471,713    426,456
     Investment securities............................................    16,493     13,881       49,867     43,514
     Short-term investments...........................................     1,478      1,018        5,671      3,288
                                                                       ---------  ---------    ---------  ---------
          Total interest income.......................................   178,105    168,293      527,251    473,258
                                                                       ---------  ---------    ---------  ---------
Interest expense:
     Deposits:
       Interest-bearing demand........................................     2,242      2,057        7,171      5,832
       Savings and money market.......................................    21,012     13,491       59,809     36,929
       Time deposits of $100 or more..................................    18,299     15,902       53,533     41,716
       Other time deposits............................................    27,881     25,526       83,851     68,706
     Other borrowings.................................................     4,361      4,322       13,653     12,263
     Notes payable....................................................       544      1,434        2,088      4,331
     Subordinated debentures..........................................     5,920      6,377       17,668     17,751
                                                                       ---------  ---------    ---------  ---------
          Total interest expense......................................    80,259     69,109      237,773    187,528
                                                                       ---------  ---------    ---------  ---------
          Net interest income.........................................    97,846     99,184      289,478    285,730
Provision for loan losses.............................................    17,000      2,000       26,000      8,000
                                                                       ---------  ---------    ---------  ---------
          Net interest income after provision for loan losses.........    80,846     97,184      263,478    277,730
                                                                       ---------  ---------    ---------  ---------
Noninterest income:
     Service charges on deposit accounts and customer service fees....    12,053     11,122       34,322     32,350
     Gain on loans sold and held for sale.............................     3,535      4,604       12,019     17,524
     Net (loss) gain on investment securities.........................       (74)     1,603       (1,314)    (2,384)
     Bank-owned life insurance investment income......................     1,081        665        2,793      2,432
     Investment management income.....................................     1,447      2,036        4,499      6,633
     Insurance fee and commission income..............................     1,750      1,491        5,313      3,325
     Other............................................................     7,048      8,473       17,828     21,490
                                                                       ---------  ---------    ---------  ---------
          Total noninterest income....................................    26,840     29,994       75,460     81,370
                                                                       ---------  ---------    ---------  ---------
Noninterest expense:
     Salaries and employee benefits...................................    43,093     42,454      132,053    124,558
     Occupancy, net of rental income..................................     8,321      6,997       23,489     19,657
     Furniture and equipment..........................................     4,944      4,158       14,171     12,237
     Postage, printing and supplies...................................     1,609      1,550        5,040      4,964
     Information technology fees......................................     8,995      9,365       27,515     27,616
     Legal, examination and professional fees.........................     2,535      2,078        6,949      6,583
     Amortization of intangible assets................................     3,142      2,243        9,295      5,440
     Advertising and business development.............................     1,577      1,826        5,147      5,703
     Charitable contributions.........................................     1,664      1,594        5,042      4,918
     Other............................................................     8,649      8,208       25,964     24,663
                                                                       ---------  ---------    ---------  ---------
          Total noninterest expense...................................    84,529     80,473      254,665    236,339
                                                                       ---------  ---------    ---------  ---------
          Income before provision for income taxes and minority
              interest in income (loss) of subsidiary.................    23,157     46,705       84,273    122,761
Provision for income taxes............................................     8,087     17,249       30,129     42,452
                                                                       ---------  ---------    ---------  ---------
          Income before minority interest in income (loss)
              of subsidiary...........................................    15,070     29,456       54,144     80,309
Minority interest in income (loss) of subsidiary......................        74       (204)         175       (440)
                                                                       ---------  ---------    ---------  ---------
          Net income..................................................    14,996     29,660       53,969     80,749
Preferred stock dividends.............................................       196        196          524        524
                                                                       ---------  ---------    ---------  ---------
          Net income available to common stockholders................. $  14,800     29,464       53,445     80,225
                                                                       =========  =========    =========  =========

Basic earnings per common share....................................... $  625.48   1,245.28     2,258.77   3,390.62
                                                                       =========  =========    =========  =========

Diluted earnings per common share..................................... $  623.84   1,231.06     2,243.90   3,347.84
                                                                       =========  =========    =========  =========

Weighted average shares of common stock outstanding...................    23,661     23,661       23,661     23,661
                                                                       =========  =========    =========  =========

The accompanying notes are an integral part of the consolidated financial statements.




                                                          FIRST BANKS, INC.

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                       Nine Months Ended September 30, 2007 and 2006 and Three Months Ended December 31, 2006
                                       (dollars expressed in thousands, except per share data)



                                                                                                                 Accu-
                                                            Adjustable Rate                                     mulated
                                                            Preferred Stock                                      Other
                                                           -----------------                                    Compre-     Total
                                                           Class A                      Additional              hensive     Stock-
                                                           Conver-             Common    Paid-In    Retained    Income     holders'
                                                            tible    Class B   Stock     Capital    Earnings    (Loss)      Equity
                                                            -----    -------   -----     -------    --------    ------      ------

Balances, December 31, 2005..............................  $12,822     241     5,915      5,910     673,956    (19,906)    678,938
                                                                                                                           -------
Nine months ended September 30, 2006:
  Comprehensive income: (1)
    Net income...........................................       --      --        --         --      80,749         --      80,749
    Other comprehensive income, net of tax:
      Unrealized gains on investment securities..........       --      --        --         --          --      1,460       1,460
      Reclassification adjustment for investment
         securities losses included in net income........       --      --        --         --          --      1,487       1,487
      Derivative instruments:
         Current period transactions.....................       --      --        --         --          --      1,773       1,773
                                                                                                                           -------
  Total comprehensive income.............................                                                                   85,469
  Class A preferred stock dividends, $0.80 per share.....       --      --        --         --        (513)        --        (513)
  Class B preferred stock dividends, $0.07 per share.....       --      --        --         --         (11)        --         (11)
                                                           -------     ---     -----      -----     -------    -------     -------
Balances, September 30, 2006.............................   12,822     241     5,915      5,910     754,181    (15,186)    763,883
                                                                                                                           -------
Three months ended December 31, 2006:
  Comprehensive income:
    Net income...........................................       --      --        --         --      30,945         --      30,945
    Other comprehensive income, net of tax:
      Unrealized gains on investment securities..........       --      --        --         --          --      2,206       2,206
      Reclassification adjustment for investment
         securities gains included in net income.........       --      --        --         --          --       (245)       (245)
      Derivative instruments:
         Current period transactions.....................       --      --        --         --          --        133         133
                                                                                                                           -------
  Total comprehensive income.............................                                                                   33,039
  Adjustment for the utilization of net operating
      losses associated with prior acquisitions..........       --      --        --      3,775          --         --       3,775
  Class A preferred stock dividends, $0.40 per share.....       --      --        --         --        (256)        --        (256)
  Class B preferred stock dividends, $0.04 per share.....       --      --        --         --          (6)        --          (6)
                                                           -------     ---     -----      -----     -------    -------     -------
Balances, December 31, 2006..............................   12,822     241     5,915      9,685     784,864    (13,092)    800,435
                                                                                                                           -------
Nine months ended September 30, 2007:
  Comprehensive income: (1)
    Net income...........................................       --      --        --         --      53,969         --      53,969
    Other comprehensive income, net of tax:
      Unrealized losses on investment securities.........       --      --        --         --          --     (4,448)     (4,448)
      Reclassification adjustment for investment
         securities gains included in net income.........       --      --        --         --          --        (94)        (94)
      Derivative instruments:
         Current period transactions.....................       --      --        --         --          --      5,053       5,053
                                                                                                                           -------
  Total comprehensive income.............................                                                                   54,480
  Cumulative effect of change in accounting principle....       --      --        --         --       2,470         --       2,470
  Class A preferred stock dividends, $0.80 per share.....       --      --        --         --        (513)        --        (513)
  Class B preferred stock dividends, $0.07 per share.....       --      --        --         --         (11)        --         (11)
                                                           -------     ---     -----      -----     -------    -------     -------
Balances, September 30, 2007.............................  $12,822     241     5,915      9,685     840,779    (12,581)    856,861
                                                           =======     ===     =====      =====     =======    =======     =======

-------------------------
(1) Disclosure of comprehensive income:
                                                                        Three Months Ended       Nine Months Ended
                                                                           September 30,           September 30,
                                                                       --------------------     -------------------
                                                                          2007       2006         2007       2006
                                                                          ----       ----         ----       ----
    Comprehensive income:
      Net income....................................................... $14,996     29,660       53,969     80,749
      Other comprehensive income, net of tax:
        Unrealized gains (losses) on investment securities.............   4,117     13,363       (4,448)     1,460
        Reclassification adjustment for investment
           securities (gains) losses included in net income............      --       (252)         (94)     1,487
        Derivative instruments:
           Current period transactions.................................   5,649      1,935        5,053      1,773
                                                                        -------    -------      -------    -------
    Total comprehensive income......................................... $24,762     44,706       54,480     85,469
                                                                        =======    =======      =======    =======

The accompanying notes are an integral part of the consolidated financial statements.


                                               FIRST BANKS, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                       (dollars expressed in thousands)
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                            -------------------------
                                                                                                2007         2006
                                                                                                ----         ----
Cash flows from operating activities:
     Net income.........................................................................    $  53,969        80,749
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment.....................       15,162        13,698
       Amortization of intangible assets................................................        9,295         5,440
       Other amortization, net of accretion.............................................        2,800         5,458
       Originations of loans held for sale..............................................     (433,016)     (731,297)
       Proceeds from sales of loans held for sale.......................................      484,899       723,368
       Payments received on loans held for sale.........................................       14,507        25,289
       Provision for loan losses........................................................       26,000         8,000
       Provision for current income taxes...............................................       28,773        39,242
       Provision for deferred income taxes..............................................        1,356         3,210
       Decrease (increase) in accrued interest receivable...............................        6,667        (4,365)
       (Decrease) increase in accrued interest payable..................................       (9,581)        6,902
       Proceeds from sales of trading securities........................................       81,038         6,840
       Maturities of trading securities.................................................       16,651           657
       Purchases of trading securities..................................................      (17,939)      (60,877)
       Gain on loans sold and held for sale.............................................      (12,019)      (17,524)
       Net loss on investment securities................................................        1,314         2,384
       Gain on sales of branches, net of expenses.......................................       (1,018)           --
       Other operating activities, net..................................................       (9,085)      (17,724)
       Minority interest in income (loss) of subsidiary.................................          175          (440)
                                                                                            ---------     ---------
          Net cash provided by operating activities.....................................      259,948        89,010
                                                                                            ---------     ---------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received.........      (16,233)     (245,031)
     Cash paid for sale of branches, net of cash and cash equivalents sold..............      (48,926)           --
     Proceeds from sales of investment securities available for sale....................          487       198,009
     Maturities of investment securities available for sale.............................      858,873       771,714
     Maturities of investment securities held to maturity...............................        4,510         2,177
     Purchases of investment securities available for sale..............................     (643,548)     (571,153)
     Purchases of investment securities held to maturity................................         (133)         (865)
     Proceeds from sales of commercial loans held for sale..............................       33,471        34,228
     Net increase in loans..............................................................     (437,023)     (499,582)
     Recoveries of loans previously charged-off.........................................        6,360        12,405
     Purchases of bank premises and equipment...........................................      (48,734)      (22,041)
     Other investing activities, net....................................................        7,159        (2,307)
                                                                                            ---------     ---------
          Net cash used in investing activities.........................................     (283,737)     (322,446)
                                                                                            ---------     ---------

Cash flows from financing activities:
     Increase (decrease) in demand, savings and money market deposits...................      139,206      (202,750)
     (Decrease) increase in time deposits...............................................      (67,228)      488,795
     Decrease in Federal Home Loan Bank advances........................................      (33,325)      (43,368)
     Decrease in securities sold under agreements to repurchase.........................      (63,002)     (113,733)
     Repayments of notes payable........................................................      (55,000)      (25,000)
     Proceeds from issuance of subordinated debentures..................................       77,322        87,631
     Repayments of subordinated debentures..............................................      (82,681)           --
     Payment of preferred stock dividends...............................................         (524)         (524)
                                                                                            ---------     ---------
          Net cash (used in) provided by financing activities...........................      (85,232)      191,051
                                                                                            ---------     ---------
          Net decrease in cash and cash equivalents.....................................     (109,021)      (42,385)
Cash and cash equivalents, beginning of period..........................................      369,557       286,652
                                                                                            ---------     ---------
Cash and cash equivalents, end of period................................................    $ 260,536       244,267
                                                                                            =========     =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest on liabilities.........................................................    $ 247,354       180,626
        Income taxes....................................................................        1,636        28,472
                                                                                            =========     =========
     Noncash investing and financing activities:
        Securitization and transfer of loans to investment securities...................    $      --       138,944
        Loans held for sale transferred to loan portfolio...............................       86,559            --
        Loans transferred to other real estate..........................................       10,169         6,199
                                                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2006 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company; Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); and Small Business Loan Source LLC (SBLS
LLC). All of the subsidiaries are wholly owned, except SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. (FCA) as of September 30, 2007, as further described in Note 6 to the Consolidated Financial Statements.

Significant Accounting Policies. First Banks implemented Financial Accounting Standards Board (FASB) Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes, on January 1, 2007 (FIN 48). The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings, as further described in Note 12 to the Consolidated Financial Statements. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense.

(2)      ACQUISITIONS, INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

Completed Acquisitions. On February 28, 2007, First Banks completed its acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal Oaks) for $38.6 million in cash. Royal Oaks was headquartered in Houston, Texas and operated five banking offices in the Houston area. In addition, at the time of the acquisition, Royal Oaks was in the process of opening a de novo branch banking office located in the Heights, near downtown Houston, which subsequently opened on April 16, 2007. The acquisition served to expand First Banks' banking franchise in Houston, Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 11 to the Consolidated Financial Statements. At the time of the acquisition, Royal Oaks had assets of $206.9 million, loans, net of unearned discount, of $175.5 million, deposits of $159.1 million and stockholders' equity of $9.6 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Goodwill was $23.0 million and core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.7 million. Goodwill and core deposit intangibles associated with this acquisition are not deductible for tax purposes. Royal Oaks Bancshares, Inc. and Royal Oaks Bank, ssb were merged with and into SFC and First Bank, respectively, at the time of the acquisition.

Pending Acquisitions. On August 3, 2007, First Banks entered into an Agreement and Plan of Merger providing for the acquisition of Coast Financial Holdings, Inc. and its wholly owned banking subsidiary, Coast Bank of Florida (collectively, Coast). Coast, headquartered in Bradenton, Florida, operates 20 banking offices in Florida's Manatee, Pinellas, Hillsborough and Pasco counties, and has two planned de novo branch offices, one located in the Pinellas County community of Clearwater, and the other located in Sarasota County. At September 30, 2007, Coast had assets of $664.5 million, loans, net of unearned discount, of $564.9 million, deposits of $632.3 million and stockholders' equity of $22.3 million. Under the terms of the Agreement and Plan of Merger, each outstanding share of Coast's common stock will be converted into and will represent the right to receive an amount equal to approximately $22.1 million divided by the number of shares of Coast's common stock outstanding, or approximately $3.40 per share in cash, without interest thereon. This price is subject to adjustment if, on a specified date immediately prior to the date the transaction closes (Determination Date), each of the following conditions exist: (a) Coast's allowance for loan and lease losses plus its tangible equity is less than 75% of Coast's nonperforming loans and leases plus other real estate owned (such difference is referred to as the "Deficiency"), and (b) the Deficiency is greater than $1.0 million. If each of the above conditions exists on the Determination Date, then the $22.1 million will be reduced to the nearest $500,000 increment, upward or downward, to the full amount of the Deficiency and the per share merger price will be reduced accordingly. As of September 30, 2007, the Deficiency, which is subject to further adjustment prior to the closing date of the transaction, was $1.3 million. The transaction, which is subject to regulatory and shareholder approvals, is expected to be completed during the fourth quarter of 2007.

Acquisition and Integration Costs. First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $189,000 as of September 30, 2007, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to five individuals with remaining terms ranging from approximately one to nine years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities. The following table summarizes the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition and are reflected in accrued and other liabilities in the consolidated balance sheets:

                                                                                   Information
                                                                    Severance    Technology Fees     Total
                                                                    ---------    ---------------     -----
                                                                        (dollars expressed in thousands)

         Balance at December 31, 2006.............................   $  386              --            386
         Nine Months Ended September 30, 2007:
             Amounts accrued during the period....................      100             512            612
             Payments.............................................     (297)           (512)          (809)
                                                                     ------           -----          -----
         Balance at September 30, 2007............................   $  189              --            189
                                                                     ======           =====          =====


Other Corporate Transactions. On July 19, 2007, First Bank completed the sale of two banking offices located in Denton and Garland, Texas (collectively, Branch Offices) to Synergy Bank, SSB, a subsidiary of Premier Bancshares, Inc., resulting in a pre-tax gain of $1.0 million. At the time of the transaction, the Branch Offices had loans, net of unearned discount, of $911,000 and deposits of $52.0 million.

During the nine months ended September 30, 2007, First Bank opened the following de novo branch offices:

      Branch Office Location                                Date Opened
      ----------------------                                -----------
        St. Louis, Missouri                              January 22, 2007
        Katy (Houston), Texas                            February 26, 2007
        Lincoln (Sacramento), California                  March 12, 2007
        Dardenne Prairie (St. Louis), Missouri              May 9, 2007
        Chula Vista (San Diego), California                June 25, 2007
        Brentwood (San Francisco), California           September 24, 2007

(3)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at September 30, 2007 and December 31, 2006:

                                                          September 30, 2007            December 31, 2006
                                                       ------------------------      -----------------------
                                                         Gross                        Gross
                                                        Carrying    Accumulated      Carrying    Accumulated
                                                         Amount    Amortization       Amount    Amortization
                                                         ------    ------------       ------    ------------
                                                                 (dollars expressed in thousands)

         Amortized intangible assets:
             Core deposit intangibles (1)............   $ 64,201     (25,917)          60,867     (18,850)
             Customer list intangibles...............     23,320      (2,034)          23,320        (913)
             Goodwill associated with
                P&A Transactions (2).................      2,210      (1,395)           2,210      (1,288)
                                                        --------    --------         --------    --------
                   Total.............................   $ 89,731     (29,346)          86,397     (21,051)
                                                        ========    ========         ========    ========

         Unamortized intangible assets:
             Goodwill associated with
                stock purchases......................   $253,699                      230,036
                                                        ========                     ========
         ---------------
         (1)  The core deposit intangibles' gross carrying amount  and  accumulated  amortization  were  reduced by $1.4 million and $1.0 million, respectively, during the third  quarter  of  2007 in conjunction with  the  sale of the Branch Offices on July 19, 2007,  as  further  described  in  Note 2 to the
              Consolidated Financial Statements.
         (2)  P&A Transactions represent transactions structured as purchases of certain assets  and  assumption of selected liabilities.

Amortization of intangible assets was $3.1 million and $9.3 million for the three and nine months ended September 30, 2007, respectively, and $2.2 million and $5.4 million for the comparable periods in 2006. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and goodwill associated with P&A Transactions, has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                                         (dollars expressed in thousands)
         Year ending December 31:
              2007 remaining.......................................................  $  3,111
              2008.................................................................    12,446
              2009.................................................................    10,660
              2010.................................................................    10,282
              2011.................................................................     7,980
              2012.................................................................     2,399
              Thereafter...........................................................    13,507
                                                                                     --------
                  Total............................................................  $ 60,385
                                                                                     ========

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                                                 Three Months Ended      Nine Months Ended
                                                                    September 30,          September 30,
                                                                --------------------    -------------------
                                                                  2007       2006         2007       2006
                                                                  ----       ----         ----       ----
                                                                     (dollars expressed in thousands)

         Balance, beginning of period........................   $254,943    226,811      230,958    167,056
         Goodwill acquired during the period (1).............       (121)     4,365       24,538     64,171
         Acquisition-related adjustments (2).................        (23)       646         (625)       666
         Other adjustments (3)...............................       (250)        --         (250)        --
         Amortization - P&A Transactions.....................        (35)       (36)        (107)      (107)
                                                                --------   --------     --------   --------
         Balance, end of period..............................   $254,514    231,786      254,514    231,786
                                                                ========   ========     ========   ========
         ---------------
         (1)  Goodwill   acquired  during  the   period  includes  additional  purchase  accounting  adjustments pertaining  to  the  acquisition  of  Royal Oaks  necessary  to  appropriately  adjust preliminary
              goodwill recorded at the time  of  the  acquisition,  which   was  based  upon  current  estimates
              available at that time, to reflect the receipt of additional valuation data.
         (2)  Acquisition-related  adjustments  include  additional  purchase  accounting  adjustments for prior years' acquisitions necessary to  appropriately adjust  preliminary goodwill  recorded at the time of the acquisition, which was based upon  current estimates available at that time, to reflect the receipt of additional valuation data.  Acquisition-related adjustments  recorded in 2007 primarily pertain to the acquisition of San Diego Community Bank  in  August  2006  and  acquisition-related adjustments  recorded  in 2006  primarily pertain  to  the  acquisition of  Northway State Bank in
              October 2005.
         (3)  Other adjustments recorded in 2007 pertain to the sale of  the Branch  Offices  on  July 19, 2007, as further described in Note 2 to the Consolidated Financial Statements.

(4)      SERVICING RIGHTS

Mortgage Banking Activities. At September 30, 2007 and December 31, 2006, First Banks serviced mortgage loans for others totaling $982.8 million and $1.04 billion, respectively. Changes in mortgage servicing rights, net of amortization, for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30,          September 30,
                                                                  --------------------    -------------------
                                                                     2007      2006         2007       2006
                                                                     ----      ----         ----       ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period...........................   $ 5,004     7,237        5,867      6,623
         Originated mortgage servicing rights (1)...............       286       275          941      3,003
         Amortization...........................................      (637)     (998)      (2,155)    (3,112)
                                                                   -------    ------       ------     ------
         Balance, end of period.................................   $ 4,653     6,514        4,653      6,514
                                                                   =======    ======       ======     ======
         ------------------------
         (1)  In March 2006, First Banks capitalized mortgage servicing rights of $1.2 million associated with the securitization of $77.1 million of certain residential mortgage loans held in the  Company's loan portfolio, resulting in the recognition of $1.2 million in loan servicing income related to the  future  servicing  of  the  underlying  loans.  Additionally,  in  April 2006,  First Banks capitalized mortgage servicing rights of $927,000 associated with  the  securitization  of $61.8 million of certain residential mortgage loans held in the Company's loan portfolio, resulting in the recognition of $927,000 in loan  servicing  income  related to  the future  servicing of the underlying loans.

First Banks did not incur any impairment of mortgage servicing rights during the three and nine months ended September 30, 2007 and 2006.

Amortization of mortgage servicing rights at September 30, 2007 has been estimated in the following table:

                                                                              (dollars expressed in thousands)

         Year ending December 31:
              2007 remaining...........................................................   $   460
              2008.....................................................................     1,258
              2009.....................................................................       836
              2010.....................................................................       660
              2011.....................................................................       548
              2012.....................................................................       548
              Thereafter...............................................................       343
                                                                                          -------
                  Total................................................................   $ 4,653
                                                                                          =======

Other Servicing Activities. At September 30, 2007 and December 31, 2006, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $150.0 million and $143.4 million, respectively. Changes in SBA servicing rights, net of amortization and impairment, for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30,          September 30,
                                                                  --------------------    -------------------
                                                                     2007       2006        2007       2006
                                                                     ----       ----        ----       ----
                                                                       (dollars expressed in thousands)

         Balance, beginning of period...........................   $ 7,620      8,209       8,064      9,489
         Originated SBA servicing rights........................       709        215       1,699        533
         Amortization...........................................      (417)      (396)     (1,233)    (1,254)
         Impairment.............................................       (56)      (180)       (674)      (920)
                                                                   -------     ------      ------     ------
         Balance, end of period.................................   $ 7,856      7,848       7,856      7,848
                                                                   =======     ======      ======     ======

Amortization of SBA servicing rights at September 30, 2007 has been estimated in the following table:

                                                                              (dollars expressed in thousands)

         Year ending December 31:
              2007 remaining...........................................................   $   426
              2008.....................................................................     1,493
              2009.....................................................................     1,219
              2010.....................................................................       992
              2011.....................................................................       805
              2012.....................................................................       651
              Thereafter...............................................................     2,270
                                                                                          -------
                  Total................................................................   $ 7,856
                                                                                          =======

(5)      EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2007 and 2006:

                                                                                                  Per Share
                                                                     Income        Shares          Amount
                                                                     ------        ------          ------
                                                            (dollars in thousands, except share and per share data)

     Three months ended September 30, 2007:
         Basic EPS - income available to common stockholders......   $14,800        23,661        $  625.48
         Effect of dilutive securities:
           Class A convertible preferred stock....................       192           370            (1.64)
                                                                     -------       -------        ---------
         Diluted EPS - income available to common stockholders....   $14,992        24,031        $  623.84
                                                                     =======       =======        =========

     Three months ended September 30, 2006:
         Basic EPS - income available to common stockholders......   $29,464        23,661        $1,245.28
         Effect of dilutive securities:
           Class A convertible preferred stock....................       192           430           (14.22)
                                                                     -------       -------        ---------
         Diluted EPS - income available to common stockholders....   $29,656        24,091        $1,231.06
                                                                     =======       =======        =========

     Nine months ended September 30, 2007:
         Basic EPS - income available to common stockholders......   $53,445        23,661        $2,258.77
         Effect of dilutive securities:
           Class A convertible preferred stock....................       513           385           (14.87)
                                                                     -------       -------        ---------
         Diluted EPS - income available to common stockholders....   $53,958        24,046        $2,243.90
                                                                     =======       =======        =========

     Nine months ended September 30, 2006:
         Basic EPS - income available to common stockholders......   $80,225        23,661        $3,390.62
         Effect of dilutive securities:
           Class A convertible preferred stock....................       513           456           (42.78)
                                                                     -------       -------        ---------
         Diluted EPS - income available to common stockholders....   $80,738        24,117        $3,347.84
                                                                     =======       =======        =========

(6)      TRANSACTIONS WITH RELATED PARTIES

First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $7.5 million and $23.0 million for the three and nine months ended September 30, 2007, respectively, and $7.8 million and $22.8 million for the comparable periods in 2006. First Services, L.P. leases information technology and other equipment from First Bank. First Services, L.P. paid First Bank rental fees for the use of that equipment of $903,000 and $2.9 million during the three and nine months ended September 30, 2007, respectively, and $976,000 and $3.2 million for the comparable periods in 2006.

First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $1.2 million and $3.6 million for the three and nine months ended September 30, 2007, respectively, and $703,000 and $2.1 million, respectively, for the comparable periods in 2006, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage America, L.L.C. paid approximately $51,000 and $137,000 for the three and nine months ended September 30, 2007, respectively, and $28,000 and $79,000 for the comparable periods in 2006, to First Bank in rental payments for occupancy of First Bank premises from which brokerage business is conducted.

On January 16, 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Operating Foundation, Inc. (Foundation), a charitable foundation established by First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contributions expense of $1.7 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. During the second and third quarter of 2007, First Bank contributed $1.3 million and $1.5 million, respectively, to the Foundation, thereby bringing the total value of charitable contributions to the Foundation to $4.5 million for the nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, First Bank contributed $1.5 million and $4.5 million, respectively, to the Foundation.

First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $99,000 and $296,000 for the three and nine months ended September 30, 2007, respectively, and $96,000 and $287,000 for the comparable periods in 2006.

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

In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provided a $50.0 million warehouse line of credit for loan funding purposes. The Agreement provided for an initial maturity date of June 30, 2008, which was extended on June 15, 2006 by First Bank to June 30, 2009. Interest was payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 50 basis points. On March 1, 2007, SBLS LLC modified the Agreement with First Bank. The primary modifications to the structure of the financing arrangement included
(a) an increase in the warehouse line of credit from $50.0 million to $60.0 million; and (b) interest was payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 50 basis points, with the option of electing to have a portion of the outstanding principal balance in amounts not greater than $40.0 million, in minimum increments of $500,000, bear interest at a fixed rate per annum equal to the one-month London Interbank Offered Rate (LIBOR) plus 215 basis points, the three-month LIBOR plus 215 basis points or the long-term interest rate swap rate plus 215 basis points, provided that no more than three fixed-rate interest periods may be in effect at any given time and no interest period may extend beyond the maturity date. During the third quarter of 2007, SBLS LLC further modified the Agreement with First Bank. The primary modifications to the structure of the financing arrangement included (a) an extension of the maturity date to June 30, 2010 and (b) interest was payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 100 basis points, with the option of electing to have a portion of the outstanding principal balance in amounts not greater than $40.0 million, in minimum increments of $500,000, bear interest at a fixed rate per annum equal to the one-month LIBOR plus 165 basis points, the three-month LIBOR plus 165 basis points or the long-term interest rate swap rate plus 165 basis points, provided that no more than three fixed-rate interest periods would be in effect at any given time and no interest period would extend beyond the maturity date.

On September 28, 2007, the existing loan under the Agreement was refinanced by a Promissory Note entered into between SBLS LLC and First Bank that provides a $75.0 million unsecured revolving line of credit with a maturity date of September 30, 2008. Interest is payable monthly, in arrears, on the outstanding loan balances at a current rate equal to the 30-day LIBOR plus 40 basis points. The balance of advances outstanding under the Promissory Note was $47.7 million at September 30, 2007. The balance of advances outstanding under the Agreement was $47.5 million at December 31, 2006. Interest expense recorded by SBLS LLC under the Agreement and the Promissory Note for the three and nine months ended September 30, 2007 was $835,000 and $2.7 million, respectively, and $796,000 and $2.0 million for the comparable periods in 2006. The balance of the advances under the Promissory Note and the related interest expense recognized by SBLS LLC are fully eliminated for purposes of the Consolidated Financial Statements.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $54.8 million and $55.9 million at September 30, 2007 and December 31, 2006, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

In August 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provided for WWT to provide information technology services associated with the initial phase of a corporate-wide upgrade of personal computers to First Bank employees in an ongoing effort to further standardize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services for this phase of the project with fees not to exceed $500,000. First Bank made payments of $478,000 under the contract for the first phase of the project, of which $471,000 in payments were made during 2005 and an additional $7,000 in payments were made during the three months ended March 31, 2006. During 2006, First Bank evaluated the second phase of its corporate-wide personal computer upgrade project and entered into a contract with WWT in August 2006 for additional information technology services. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for this phase of the project with fees not to exceed $500,000. First Bank made payments of $379,000 under the contract for the now completed second phase of the project, of which $367,000 in payments were made in the fourth quarter of 2006 and an additional $12,000 in payments were made during the first quarter of 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2007, First Banks and First Bank were each well capitalized. As of September 30, 2007, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At September 30, 2007 and December 31, 2006, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                            Actual
                                          ------------------------------------------     For         To be Well
                                           September 30, 2007     December 31, 2006    Capital    Capitalized Under
                                          --------------------   -------------------   Adequacy   Prompt Corrective
                                             Amount    Ratio       Amount     Ratio    Purposes   Action Provisions
                                             ------    -----       ------     -----    --------   -----------------
                                               (dollars expressed in thousands)

Total capital (to risk-weighted assets):
    First Banks.......................... $1,024,818   10.64%    $ 929,688    10.25%     8.0%           10.0%
    First Bank...........................    981,660   10.22       925,013    10.23      8.0            10.0

Tier 1 capital (to risk-weighted assets):
    First Banks..........................    843,366    8.76       789,967     8.71      4.0             6.0
    First Bank...........................    861,302    8.96       811,530     8.97      4.0             6.0

Tier 1 capital (to average assets):
    First Banks..........................    843,366    8.41       789,967     8.13      3.0             5.0
    First Bank...........................    861,302    8.61       811,530     8.38      3.0             5.0

In March 2005,  the Federal  Reserve  adopted a final rule,  Risk-Based  Capital
Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve's final rules that will be effective in March 2009, if implemented as of September 30, 2007, would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.88% and 7.56%, respectively, and would not have an impact on total capital (to risk-weighted assets).

(8)      BUSINESS SEGMENT RESULTS

First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks' mortgage banking, insurance, and trust, private banking and institutional money management business units. First Banks' products and services are offered to customers primarily within its respective geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, and Houston and Dallas, Texas. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through SBLS LLC and UPAC.

The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                             Corporate, Other
                                                                             and Intercompany
                                                 First Bank                  Reclassifications             Consolidated Totals
                                        ----------------------------    ---------------------------    ---------------------------
                                         September 30,  December 31,    September 30,  December 31,    September 30,  December 31,
                                             2007           2006            2007           2006            2007           2006
                                             ----           ----            ----           ----            ----           ----
                                                                     (dollars expressed in thousands)
Balance sheet information:

Investment securities..................  $ 1,141,782      1,439,118         23,735         25,828        1,165,517      1,464,946
Loans, net of unearned discount........    8,132,773      7,666,481             --             --        8,132,773      7,666,481
Goodwill and other intangible assets...      314,084        295,382             --             --          314,084        295,382
Total assets...........................   10,241,940     10,116,246         30,096         42,468       10,272,036     10,158,714
Deposits...............................    8,668,137      8,550,062        (45,792)      (106,976)       8,622,345      8,443,086
Other borrowings.......................      310,772        373,899             --             --          310,772        373,899
Notes payable..........................           --             --         10,000         65,000           10,000         65,000
Subordinated debentures................           --             --        353,733        297,966          353,733        297,966
Stockholders' equity...................    1,158,969      1,086,876       (302,108)      (286,441)         856,861        800,435
                                         ===========     ==========       ========       ========       ==========     ==========

                                                                             Corporate, Other
                                                                             and Intercompany
                                                 First Bank                  Reclassifications             Consolidated Totals
                                        ----------------------------    ---------------------------    ---------------------------
                                             Three Months Ended              Three Months Ended            Three Months Ended
                                                September 30,                   September 30,                 September 30,
                                        ----------------------------    ---------------------------    ---------------------------
                                             2007           2006            2007           2006            2007           2006
                                             ----           ----            ----           ----            ----           ----
                                                                     (dollars expressed in thousands)
Income statement information:

Interest income........................  $   177,769        168,024            336            269          178,105        168,293
Interest expense.......................       73,840         61,445          6,419          7,664           80,259         69,109
                                         -----------     ----------       --------       --------       ----------     ----------
  Net interest income..................      103,929        106,579         (6,083)        (7,395)          97,846         99,184
Provision for loan losses..............       17,000          2,000             --             --           17,000          2,000
                                         -----------     ----------       --------       --------       ----------     ----------
  Net interest income after provision
    for loan losses....................       86,929        104,579         (6,083)        (7,395)          80,846         97,184
                                         -----------     ----------       --------       --------       ----------     ----------
Noninterest income.....................       26,991         29,840           (151)           154           26,840         29,994
Amortization of intangible assets......        3,142          2,243             --             --            3,142          2,243
Other noninterest expense..............       80,244         78,117          1,143            113           81,387         78,230
                                         -----------     ----------       --------       --------       ----------     ----------
  Income before provision for income
    taxes and minority interest in
    income (loss) of subsidiary........       30,534         54,059         (7,377)        (7,354)          23,157         46,705
Provision for income taxes.............       10,703         19,827         (2,616)        (2,578)           8,087         17,249
                                         -----------     ----------       --------       --------       ----------     ----------
  Income before minority interest in
    income (loss) of subsidiary........       19,831         34,232         (4,761)        (4,776)          15,070         29,456
Minority interest in income (loss)
    of subsidiary......................           74           (204)            --             --               74           (204)
                                         -----------     ----------       --------       --------       ----------     ----------
  Net income...........................  $    19,757         34,436         (4,761)        (4,776)          14,996         29,660
                                         ===========     ==========       ========       ========       ==========     ==========

                                                                             Corporate, Other
                                                                             and Intercompany
                                                 First Bank                  Reclassifications             Consolidated Totals
                                        ----------------------------    ---------------------------    ---------------------------
                                              Nine Months Ended              Nine Months Ended              Nine Months Ended
                                                September 30,                  September 30,                  September 30,
                                        ----------------------------    ---------------------------    ---------------------------
                                             2007           2006            2007           2006            2007           2006
                                             ----           ----            ----           ----            ----           ----
                                                                     (dollars expressed in thousands)
Income statement information:

Interest income........................  $   526,415        472,551            836            707          527,251        473,258
Interest expense.......................      218,164        165,808         19,609         21,720          237,773        187,528
                                         -----------     ----------       --------       --------       ----------     ----------
  Net interest income..................      308,251        306,743        (18,773)       (21,013)         289,478        285,730
Provision for loan losses..............       26,000          8,000             --             --           26,000          8,000
                                         -----------     ----------       --------       --------       ----------     ----------
  Net interest income after provision
    for loan losses....................      282,251        298,743        (18,773)       (21,013)         263,478        277,730
                                         -----------     ----------       --------       --------       ----------     ----------
Noninterest income.....................       75,787         81,596           (327)          (226)          75,460         81,370
Amortization of intangible assets......        9,295          5,440             --             --            9,295          5,440
Other noninterest expense..............      241,308        228,535          4,062          2,364          245,370        230,899
                                         -----------     ----------       --------       --------       ----------     ----------
  Income before provision for income
    taxes and minority interest in
    income (loss) of subsidiary........      107,435        146,364        (23,162)       (23,603)          84,273        122,761
Provision for income taxes.............       38,658         50,717         (8,529)        (8,265)          30,129         42,452
                                         -----------     ----------       --------       --------       ----------     ----------
  Income before minority interest in
    income (loss) of subsidiary........       68,777         95,647        (14,633)       (15,338)          54,144         80,309
Minority interest in income (loss)
    of subsidiary......................          175           (440)            --             --              175           (440)
                                         -----------     ----------       --------       --------       ----------     ----------
  Net income...........................  $    68,602         96,087        (14,633)       (15,338)          53,969         80,749
                                         ===========     ==========       ========       ========       ==========     ==========

(9)      OTHER BORROWINGS

Other borrowings were comprised of the following at September 30, 2007 and December 31, 2006:

                                                                            September 30,   December 31,
                                                                                2007            2006
                                                                                ----            ----
                                                                          (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
             Daily.........................................................   $206,872         169,874
             Term..........................................................    100,000         200,000
         FHLB advances.....................................................      3,900           4,025
                                                                              --------        --------
                  Total....................................................   $310,772         373,899
                                                                              ========        ========

The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank's term repurchase agreements as of September 30, 2007 and December 31, 2006 were as follows:

                                                                             Interest Rate   Interest Rate Floor
                  Maturity Date                             Par Amount         Spread (1)      Strike Price (1)
                  -------------                             ----------         ------          ------------
                                                        (dollars expressed
                                                           in thousands)
         September 30, 2007:
             October 12, 2010.............................  $ 100,000      LIBOR - 0.5100%         4.50%
                                                            =========

         December 31, 2006:
             July 19, 2010 (2)............................  $ 100,000      LIBOR + 0.5475%         5.00%
             October 12, 2010.............................    100,000      LIBOR - 0.5100%         4.50%
                                                            ---------
                                                            $ 200,000
                                                            =========
         ------------------------
         (1)  The interest rate paid on the term repurchase agreements is based on the three-month LIBOR plus or minus the spread amount shown minus a floating rate, subject to a 0% floor, equal to two times the differential  between  the  three-month LIBOR and the strike price shown, if the three-month LIBOR falls below the strike price associated with the interest rate floor agreements.
         (2)  First Bank terminated this term repurchase agreement on August 7,  2007, resulting in a prepayment penalty of $330,000.

(10)     NOTES PAYABLE

On August 8, 2007, First Banks entered into a $125.0 million Secured Credit Agreement with a group of unaffiliated financial institutions (Secured Credit Agreement) to renew and modify its existing $96.0 million First Amendment to its Amended and Restated Secured Credit Agreement, dated August 10, 2006
(Predecessor Agreement). The terms and conditions of the Secured Credit Agreement provide for a $125.0 million revolving credit facility that includes:
(i) a $5.0 million  sub-facility  for the issuance of standby letters of credit;
(ii) a $10.0 million sub-facility for swingline loans (from the Agent as Swingline Lender); and (iii) three-year term loan conversion options with minimum borrowing amounts of $10.0 million, amortizing with equal quarterly installments of principal based on a four-year straight-line amortization schedule and a final maturity of three years from execution of each term loan, including the existing term loan, which had a balance of $35.0 million as of August 8, 2007 (Existing Term Loan). Each term loan, including the Existing Term Loan, will reduce the availability under the revolving credit facility. First Banks has the right to request an increase in the Secured Credit Agreement to $150.0 million, with a minimum increase of $10.0 million and additional increments of $5.0 million. Interest is payable on outstanding principal loan balances of the revolving credit loan and each term loan at a floating rate equal to either the lender's prime rate or, at First Banks' option, LIBOR plus a margin determined by the outstanding principal loan balances and First Banks' net income for the preceding four calendar quarters. If the outstanding principal loan balances under the revolving credit loan and each term loan are accruing at the prime rate, interest is payable quarterly in arrears. If the outstanding principal loan balances under the revolving credit loan and each term loan are accruing at LIBOR, interest is payable based on the one, two, three or six-month LIBOR, as selected by First Banks. First Banks is also subject to a quarterly commitment fee on the unused portion of the revolving credit facility. Amounts may be borrowed under the revolving credit facility until August 7, 2008, at which time the principal and interest is due and payable, excluding the term loans. First Banks' Existing Term Loan is payable in quarterly installments of $5.0 million, at a minimum, with the remaining balance to be repaid in full, including any unpaid interest, upon maturity on March 31, 2009. Interest is payable on outstanding principal loan balances of the swingline loans at a floating rate equal to the lender's prime rate. The principal balances of the swingline loans, together with accrued and unpaid interest, are payable on the next to occur date of either the fifteenth day of the month or the last business day of the month following the advance date(s) of the swingline loans.

Letters of credit issued to unaffiliated third parties on behalf of First Banks under the $5.0 million standby letter of credit sub-facility portion of the Secured Credit Agreement were $450,000 at September 30, 2007 and December 31, 2006, and had not been drawn on by the counterparties. First Banks had not drawn any advances on the revolving credit sub-facility portion of the Secured Credit Agreement as of September 30, 2007 and December 31, 2006. During the nine months ended September 30, 2007, First Banks made payments of $55.0 million on the outstanding principal balance of the Existing Term Loan, reducing the balance from $65.0 million at December 31, 2006 to $10.0 million at September 30, 2007.

The Secured Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. The Secured Credit Agreement is secured by First Banks' ownership interest in the capital stock of SFC and First Bank. First Banks and First Bank were in compliance with all restrictions and requirements of the Secured Credit Agreement and the Predecessor Agreement at September 30, 2007 and December 31, 2006.

(11)     SUBORDINATED DEBENTURES

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust III and First Preferred Capital Trust IV, which were issued in underwritten public offerings. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase fixed rate or variable rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions accrued on the subordinated debentures were $5.9 million and $17.6 million for the three and nine months ended September 30, 2007, respectively, and $6.1 million and $16.1 million for the comparable periods in 2006.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at September 30, 2007 and December 31, 2006 were as follows:


                                                                                                                  Subordinated
                                                                                                                   Debentures
                                                                                                              --------------------
                                                                                                    Trust     September   December
                                                     Maturity            Call          Interest   Preferred      30,         31,
     Name of Trust              Issuance Date          Date              Date (1)      Rate (2)   Securities    2007        2006
     -------------              -------------          ----              ----          ----       ----------    ----        ----

Variable Rate
-------------
First Bank Capital Trust (3)      April 2002      April 22, 2032      April 22, 2007   + 387.5 bp  $25,000         --      25,774
First Bank Statutory Trust II   September 2004  September 20, 2034  September 20, 2009 + 205.0 bp   20,000     20,619      20,619
Royal Oaks Capital Trust I (4)    October 2004    January 7, 2035     January 7, 2010  + 240.0 bp    4,000      4,124          --
First Bank Statutory Trust III   November 2004  December 15, 2034   December 15, 2009  + 218.0 bp   40,000     41,238      41,238
First Bank Statutory Trust IV     March 2006      March 15, 2036      March 15, 2011   + 142.0 bp   40,000     41,238      41,238
First Bank Statutory Trust V      April 2006      June 15, 2036       June 15, 2011    + 145.0 bp   20,000     20,619      20,619
First Bank Statutory Trust VI     June 2006       July 7, 2036        July 7, 2011     + 165.0 bp   25,000     25,774      25,774
First Bank Statutory Trust VII   December 2006  December 15, 2036   December 15, 2011  + 185.0 bp   50,000     51,547      51,547
First Bank Statutory Trust
   VIII (5)                      February 2007    March 30, 2037      March 30, 2012   + 161.0 bp   25,000     25,774          --
First Bank Statutory Trust
   X (6)                          August 2007   September 15, 2037  September 15, 2012 + 230.0 bp   15,000     15,464          --
First Bank Statutory Trust
   IX (7)                       September 2007  December 15, 2037   December 15, 2012  + 225.0 bp   25,000     25,774          --
First Bank Statutory Trust
   XI (8)                       September 2007  December 15, 2037   December 15, 2012  + 285.0 bp   10,000     10,310          --

Fixed Rate
----------
First Preferred Capital
   Trust III (9)                 November 2001  December 31, 2031   December 31, 2006     9.00%     55,200         --          --
First Bank Statutory Trust        March 2003      March 20, 2033      March 20, 2008      8.10%     25,000     25,774      25,774
First Preferred Capital
   Trust IV                       April 2003      June 30, 2033       June 30, 2008       8.15%     46,000     47,423      47,423


(1)  The subordinated debentures are callable at the option of First Banks on  the call date  shown at  100% of the principal amount plus accrued and unpaid interest.
(2)  The interest rates paid on the trust preferred securities are based on  either a  fixed  rate or  a variable rate. The variable rate is based on the three-month LIBOR plus the basis point spread shown, with the exception of First Bank Capital Trust, which was based on the six-month LIBOR plus the basis point spread shown.
(3)  On April 22, 2007, First Banks redeemed the cumulative variable rate trust preferred  securities  at the  liquidation  value of
     $1,000 per preferred security, together with distributions accumulated and unpaid to  the redemption  date. In conjunction with this  transaction, First Banks paid in full its outstanding $25.8 million of subordinated debentures that were  issued by First
     Banks to First Bank Capital Trust. The funds necessary for  the  redemption  of the  subordinated  debentures  were provided by internally generated funds and the net proceeds from the issuance of $25.8 million of  subordinated  debentures  to  First Bank
     Statutory Trust VIII (FBST VIII) on February 23, 2007, as further described below.
(4)  In conjunction with the acquisition of Royal Oaks on February 28, 2007, as  further  described in  Note 2  to the  Consolidated
     Financial Statements, First Banks assumed the  subordinated  debentures of  Royal Oaks  Capital Trust I, a  Delaware  statutory trust.
(5)  On February 23, 2007, FBST VIII,  a newly  formed  Delaware  statutory  trust,  issued  25,000  variable  rate  trust preferred securities at $1,000 per security in a private placement, and  issued  774  common  securities  to  First Banks  at  $1,000 per security. Interest is payable quarterly in arrears.
(6)  On August 31, 2007, First Bank Statutory Trust X, a newly formed Delaware  statutory  trust, issued  15,000 variable rate trust preferred securities at$1,000 per security in a private placement, and issued 464 common  securities  to  First Banks at $1,000 per security. Interest is payable quarterly in arrears, beginning on December 15, 2007.
(7)  On September 20, 2007, First  Bank  Statutory  Trust  IX,  a newly formed Delaware statutory trust, issued 25,000 variable rate trust preferred securities at $1,000 per security in a private placement, and  issued  774  common securities to First Banks at
     $1,000 per security. Interest is payable quarterly in arrears, beginning on December 15, 2007.
(8)  On September 28, 2007, First Bank Statutory Trust XI, a newly formed  Delaware  statutory  trust,  issued  10,000 variable rate trust preferred securities at $1,000 per security in a private placement, and issued 310 common  securities  to  First Banks at
     $1,000 per security. Interest is payable quarterly in arrears, beginning on December 15, 2007.
(9)  On December 31, 2006, First Banks redeemed the cumulative fixed rate trust preferred securities at the liquidation value of $25 per preferred security, together with distributions accumulated and  unpaid  to  the redemption date. In  conjunction with this transaction, First Banks paid in full its outstanding $56.9 million of subordinated debentures that were  issued by First Banks to First Preferred Capital Trust III. The net proceeds associated with these transactions  were  paid  on January 2, 2007.  The funds necessary for the redemption  of  the  subordinated  debentures  were  provided by internally generated funds and the net proceeds from the issuance of additional subordinated debentures to First Bank Statutory Trust VII on December 14, 2006.

(12)     INCOME TAXES

On January 1, 2007, First Banks implemented FIN 48. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings.

First Banks' liability for unrecognized tax benefits was $2.5 million at January 1, 2007, after consideration of the $2.5 million cumulative effect of change in accounting principle adjustment to the beginning balance of retained earnings. The total amount of federal and state unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate, was $1.4 million, net of the federal tax benefit. First Banks' liability for unrecognized tax benefits was $11.7 million at September 30, 2007, of which $2.1 million would affect the effective tax rate, if recognized. During the nine months ended September 30, 2007, First Banks recorded additional liabilities for unrecognized tax benefits of $9.2 million that, if recognized, would decrease the effective tax rate by $684,000, net of the Federal tax benefit. First Banks expects a reduction of $759,000 in unrecognized state tax benefits during the remainder of 2007 as a result of the statute of limitations closing for the 2002 and 2003 tax years, of which the impact to the effective tax rate is estimated to be approximately $442,000, net of the Federal tax benefit.

In accordance with FIN 48, it is First Banks' policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At January 1, 2007 and September 30, 2007, the balance of interest accrued on unrecognized tax benefits was $944,000 and $1.4 million, respectively. The amount of interest expense recognized during the three and nine months ended September 30, 2007 was ($2,000) and $468,000, respectively. First Banks expects a reduction of approximately $216,000 in accrued interest on unrecognized tax benefits during the remainder of 2007 as a result of the statute of limitations closing for the 2002 and 2003 tax years. There were no penalties related to tax matters accrued at January 1, 2007, nor did the Company recognize any penalties during the three and nine months ended September 30, 2007.

First Banks and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. First Banks is no longer subject to U.S. federal, state and local income tax examination by tax authorities for the years prior to 2002, with the exception of certain states where the statute of limitations is four years. In those circumstances, First Banks is no longer subject to examination for the years prior to 2001. At September 30, 2007, there were no federal or state income tax examinations in process.

(13)     CONTINGENT LIABILITIES

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At September 30, 2007 and December 31, 2006, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

(14)     SUBSEQUENT EVENTS

In October 2007, First Banks completed the sale of approximately $9.4 million of certain repurchased and other residential mortgage loans that were transferred to loans held for sale during the quarter ended September 30, 2007. First Banks did not recognize a gain or loss on the sale of these loans in October 2007 as these loans were carried at lower of cost or market value at September 30, 2007. The sale resulted in a decrease in nonperforming loans of approximately $8.6 million, in aggregate.

In November 2007, First Banks securitized approximately $102.0 million of certain residential mortgage loans held in its loan portfolio and subsequently sold the securities. In conjunction with the securitization of the loans and the sale of the securities, First Banks recorded a net gain of approximately $146,000.

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


                                     General

We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, and SFC's wholly owned subsidiary bank, First Bank, both headquartered in St. Louis, Missouri. First Bank operates through its subsidiaries, as listed below, and its branch banking offices. First Bank's subsidiaries are wholly owned except Small Business Loan Source LLC, or SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. as of September 30, 2007.

       >>   First Bank Business Capital, Inc.;
       >>   Missouri Valley Partners, Inc., or MVP;
       >>   Adrian N. Baker & Company, or Adrian Baker;
       >>   Universal  Premium   Acceptance   Corporation and  its  wholly owned
            subsidiary,  UPAC of California,  Inc., collectively UPAC; and
       >>   SBLS LLC.

At September 30, 2007, we had assets of $10.27 billion, loans, net of unearned discount, of $8.13 billion, deposits of $8.62 billion and stockholders' equity of $856.9 million, and currently operate 198 branch banking offices in California, Illinois, Missouri and Texas.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, and Houston and Dallas, Texas. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through SBLS LLC and UPAC.

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


                               Financial Condition

Total assets were $10.27 billion at September 30, 2007 reflecting a $113.3 million increase from $10.16 billion at December 31, 2006. The net increase in our total assets reflects internal loan growth, our acquisition of Royal Oaks Bancshares, Inc., or Royal Oaks, on February 28, 2007, and the opening of six de novo branch offices during the first nine months of 2007, offset by a net decrease in our investment securities portfolio and in cash and short-term investments, which include federal funds sold and interest-bearing deposits. Our acquisition of Royal Oaks provided assets of $206.9 million, as summarized in the table below and further described in Note 2 to our Consolidated Financial Statements.

Loans, net of unearned discount, increased $466.3 million to $8.13 billion at September 30, 2007, from $7.67 billion at December 31, 2006, reflecting internal growth and the addition of $175.5 million of loans associated with our acquisition of Royal Oaks, partially offset by a decrease in loans held for sale as a result of a decline in one-to-four family mortgage loan production volumes, as further discussed under "--Loans and Allowance for Loan Losses." Funds available from maturities of investment securities and deposit growth, as well as funds available from short-term investments, were utilized to fund internal loan growth.

Our investment securities portfolio decreased $299.4 million to $1.17 billion at September 30, 2007, from $1.46 billion at December 31, 2006. Funds provided by maturities of investment securities were reinvested in higher-yielding investment securities as well as used to fund internal loan growth. The decrease in our investment securities portfolio also includes an $81.2 million reduction in our trading portfolio following the liquidation of our trading portfolio in July 2007.

Goodwill and other intangible assets increased $18.7 million to $314.1 million at September 30, 2007, primarily resulting from goodwill and core deposit intangibles recorded in conjunction with our acquisition of Royal Oaks, as more fully described in Note 2 and Note 3 to our Consolidated Financial Statements.

The overall increase in our total assets also reflects an increase of $38.2 million in net bank premises and equipment, primarily due to our acquisition of Royal Oaks and capital expenditures associated with de novo branch offices, branch remodels and branch relocations, along with an increase in deferred income taxes of $2.3 million, as more fully described in Note 12 to our Consolidated Financial Statements. The overall increase in our total assets was partially offset by an $11.3 million decrease in other assets.

As shown in the following table, we completed our acquisition of Royal Oaks, located in Houston, Texas, on February 28, 2007, adding a total of six branch offices. In addition, we further expanded our branch office network with the opening of six de novo branch offices during the first nine months of 2007, located in Sacramento, San Diego and San Francisco, California, Houston, Texas, and two in the St. Louis, Missouri metropolitan area.

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
                                   ========     =======      =====      =======     ======     ======        ==

Deposits increased $179.3 million to $8.62 billion at September 30, 2007, from $8.44 billion at December 31, 2006, reflecting growth in savings and money market deposits through enhanced product campaigns, in addition to growth in time deposits greater than $100,000. Deposits provided by our acquisition of Royal Oaks were $159.1 million, in aggregate. Our deposit growth during the nine months ended September 30, 2007 reflects a $323.7 million increase in our savings and money market accounts, and a $58.6 million increase in our time deposits of $100,000 or more; partially offset by an $85.2 million decline in our noninterest-bearing demand accounts, a $60.5 million decline in our interest-bearing demand deposits, and a $57.3 million decline in our other time deposits. Organic growth in our savings, money market and time deposits is primarily attributable to our continued focus on marketing these deposit products, our deposit pricing strategies and our ongoing efforts to further develop multiple account relationships with our customers. Deposits at September 30, 2007 decreased $131.0 million from $8.75 billion at June 30, 2007. The decrease in deposits during the third quarter of 2007 reflects the sale of two banking offices located in Denton and Garland, Texas on July 19, 2007, which resulted in a decrease in deposits of $52.0 million. In addition, we completed certain margin improvement initiatives associated with our deposit portfolio during the third quarter of 2007. These initiatives, in addition to increased competition on interest rates within our market areas, contributed to the attrition of certain deposits during the quarter. The impact of continued aggressive competition within our market areas, coupled with an anticipated amount of attrition associated with our 2006 and 2007 acquisitions and our recent margin improvement initiatives, continue to have a significant influence on the level of our deposits and the interest rates paid on those deposits.

Other borrowings, which are comprised of securities sold under agreements to repurchase and Federal Home Loan Bank, or FHLB, advances, were $310.8 million at September 30, 2007 compared to $373.9 million at December 31, 2006. The decrease reflects the termination of a $100.0 million term repurchase agreement in August 2007, as further described in Note 9 to our Consolidated Financial Statements, partially offset by a $37.0 million increase in retail securities sold under agreements to repurchase.

Notes payable decreased $55.0 million to $10.0 million at September 30, 2007 as a result of scheduled quarterly principal installment payments of $5.0 million and additional prepayments of $40.0 million on our term loan facility, as further described in Note 10 to our Consolidated Financial Statements.

Subordinated debentures increased $55.8 million to $353.7 million at September 30, 2007, from $298.0 million at December 31, 2006. On February 23, 2007, we issued $25.8 million of variable rate subordinated debentures in a private placement to First Bank Statutory Trust VIII, a newly formed statutory trust. A portion of the proceeds from the issuance of these subordinated debentures was utilized to fund our acquisition of Royal Oaks. We also assumed $4.1 million of subordinated debentures with our acquisition of Royal Oaks that Royal Oaks Bancshares, Inc. had previously issued to Royal Oaks Capital Trust I. On April 22, 2007, we repaid in full $25.8 million of variable rate subordinated debentures that were issued to First Bank Capital Trust, or FBCT, in conjunction with the redemption of the cumulative variable rate trust preferred securities issued by FBCT. During the third quarter of 2007, we issued an additional $51.5 million of variable rate subordinated debentures in private placements to three newly formed statutory trusts. On August 31, 2007, we issued $15.5 million of variable rate subordinated debentures to First Bank Statutory Trust X; on September 20, 2007, we issued $25.8 million of variable rate subordinated debentures to First Bank Statutory Trust IX; and on September 28, 2007, we issued $10.3 million of variable rate subordinated debentures to First Bank Statutory Trust XI, as further described in Note 11 to our Consolidated Financial Statements.

On January 2, 2007, we repaid in full $56.9 million of subordinated debentures in conjunction with the December 31, 2006 redemption of the trust preferred securities of our former business trust, First Preferred Capital Trust III. This payment contributed to a decrease in our accrued expenses and other liabilities, which declined $58.2 million to $71.8 million at September 30, 2007 from $130.0 million at December 31, 2006.

Stockholders' equity was $856.9 million and $800.4 million at September 30, 2007 and December 31, 2006, respectively. The increase of $56.4 million is attributable to: (a) net income of $54.0 million; (b) a $2.5 million cumulative effect of a change in accounting principle recorded in conjunction with our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes, or FIN 48, as further discussed in Note 1 and
Note 12 to our Consolidated Financial Statements; and (c) a $511,000 decrease in accumulated other comprehensive loss, comprised of a $5.1 million increase in accumulated other comprehensive income related to an increase in the fair value of our derivative financial instruments, and a $4.5 million increase in accumulated other comprehensive loss related to a decrease in the fair value of our available-for-sale investment securities portfolio; partially offset by (d) dividends of $524,000 paid on our Class A and Class B preferred stock.

                              Results of Operations

Net Income. Net income was $15.0 million for the three months ended September 30, 2007, compared to $29.7 million for the comparable period in 2006. Net income was $54.0 million for the nine months ended September 30, 2007, compared to $80.7 million for the comparable period in 2006. Our return on average assets was 0.58% and 0.70% for the three and nine months ended September 30, 2007, respectively, compared to 1.22% and 1.14% for the comparable periods in 2006. Our return on average stockholders' equity was 7.06% and 8.70% for the three and nine months ended September 30, 2007, respectively, compared to 16.01% and 15.08% for the comparable periods in 2006. The decline in earnings for the three and nine months ended September 30, 2007 reflects an increase in our provision for loan losses; compression of our net interest margin due primarily to increased deposit costs and competitive pressure on loan yields; lower noninterest income levels primarily attributable to reduced mortgage banking revenues; and higher noninterest expense levels primarily related to recent acquisitions and expansionary de novo branch offices.

Our net interest income was $97.8 million and $289.5 million for the three and nine months ended September 30, 2007, respectively, compared to $99.2 million and $285.7 million for the comparable periods in 2006. Our net interest margin declined to 4.12% for the three and nine months ended September 30, 2007, compared to 4.45% and 4.39% for the comparable periods in 2006. The decline in our net interest margin primarily resulted from an increase in higher priced deposits driven by highly competitive pricing within our markets and a shift in our deposit mix to increased time deposits and savings and money market accounts, in contrast to demand accounts, as well as competitive pressures on loan yields. The average rates paid on interest-bearing deposits increased to 3.70% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, while the average yield earned on interest-earning assets decreased to 7.48% for the three months ended September 30, 2007 and increased to 7.49% for the nine months ended September 30, 2007, compared to the same periods in 2006, contributing to a reduction in our net interest margin. Average interest-earning assets increased 6.6% and 7.9% to $9.47 billion and $9.44 billion for the three and nine months ended September 30, 2007, respectively, from $8.88 billion and $8.74 billion for the comparable periods in 2006. See further discussion under "--Net Interest Income."

Our provision for loan losses increased to $17.0 million and $26.0 million for the three and nine months ended September 30, 2007, respectively, compared to $2.0 million and $8.0 million for the comparable periods in 2006. The increase in our provision for loan losses was primarily driven by loan growth, increased net loan charge-offs and deterioration in asset quality within our one-to-four family residential mortgage and real estate construction and development loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses."

Noninterest income was $26.8 million and $75.5 million for the three and nine months ended September 30, 2007, respectively, compared to $30.0 million and $81.4 million for the comparable periods in 2006. The decline in our noninterest income primarily resulted from a decline in mortgage banking revenues including significantly reduced gains on loans sold and held for sale. The gain on loans sold and held for sale decreased to $3.5 million and $12.0 million for the three and nine months ended September 30, 2007, respectively, compared to $4.6 million and $17.5 million for the same periods in 2006 due primarily to a decrease in the volume of loans originated and sold. Gains on loans sold and held for sale for the nine months ended September 30, 2006 also include a $1.7 million gain on the sale of certain nonperforming loans and $2.1 million of increased loan servicing income generated from the capitalization of mortgage servicing rights related to the securitization of $138.9 million of residential mortgage loans. The decrease in noninterest income is also attributable to a $2.8 million gain recognized in the third quarter of 2006 on the cash exchange of stock received as settlement in full of a previously charged-off loan. The overall decline in noninterest income was partially offset by increased revenue from service charges on deposits and customer service fees generated by higher deposit levels and changes in the overall mix of our deposit portfolio; increased insurance fee and commission income generated through our recently acquired insurance brokerage subsidiary in March 2006; a gain on the sale of First Bank's Denton and Garland, Texas branches of $1.0 million during the third quarter of 2007; and a decrease in losses on sales of investment securities. See further discussion under "--Noninterest Income."

Noninterest expense was $84.5 million and $254.7 million for the three and nine months ended September 30, 2007, respectively, compared to $80.5 million and $236.3 million for the same periods in 2006. We attribute the increase in overall expense levels, specifically salaries and employee benefits expense, occupancy and furniture and equipment expense, and amortization of intangible assets, to the significant expansion of our branch office network and employee base following the completion of numerous acquisitions of banks and branch offices in 2006 and 2007; the acquisition of UPAC, our insurance premium financing company, and Adrian Baker, our insurance brokerage agency, in 2006; and the opening of six de novo branch offices during the first nine months of 2007. We continue to closely monitor our noninterest expense levels, and have implemented certain expense reduction measures, including but not limited to, certain staffing reductions primarily associated with our mortgage banking division in light of the discontinuation of the origination and sale of sub-prime loans in the secondary market. We are also evaluating additional expense reduction measures in an effort to reduce our noninterest expense levels in future periods. See further discussion under "--Noninterest Expense."

Net Interest Income. Net interest income, expressed on a tax-equivalent basis, increased to $290.7 million for the nine months ended September 30, 2007, compared to $286.9 million for the comparable period in 2006. Net interest income, expressed on a tax-equivalent basis, decreased to $98.3 million for the three months ended September 30, 2007, compared to $99.6 million for the comparable period in 2006. Our net interest margin declined 33 and 27 basis points to 4.12% for the three and nine months ended September 30, 2007, from 4.45% and 4.39% for the comparable periods in 2006. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income expressed on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average tax-equivalent yield earned on
interest-earning   assets  and  the  average   rate  paid  on   interest-bearing
liabilities.

The increase in net interest income during the nine months ended September 30, 2007 compared to the same period in 2006 reflects an increase in average interest-earning assets provided by internal growth and our 2006 and 2007 acquisitions, and increasing rates earned on our interest-earning assets, partially offset by an increase in average interest-bearing liabilities and interest rates paid on those liabilities. The decrease in net interest income during the three months ended September 30, 2007 compared to the same period in 2006 reflects lower rates earned on interest-earning assets, primarily attributable to a reduction in yields on our loan portfolio, as discussed below, and an increase in average interest-bearing liabilities and interest rates paid on those liabilities, partially offset by an increase in average interest-earning assets.

The decline in our net interest margin was primarily due to an increase in higher priced deposits driven by competitive conditions within our markets and a shift in our deposit mix that reflects increased average time deposits and savings and money market accounts, in contrast to demand accounts. The average rates paid on our interest-bearing deposits increased 37 and 62 basis points to 3.70% during the three and nine months ended September 30, 2007, respectively, compared to 3.33% and 3.08% for the same periods in 2006. The average yield earned on our interest-earning assets decreased five basis points to 7.48% for the three months ended September 30, 2007, compared to 7.53% for the same period in 2006, and increased 23 basis points to 7.49% for the nine months ended September 30, 2007, from 7.26% for the same period in 2006, contributing to a reduction of our net interest margin. Average interest-earning assets increased $586.3 million, or 6.6%, to $9.47 billion for the three months ended September 30, 2007, from $8.88 billion for the comparable period in 2006, and average interest-earning assets increased $694.5 million, or 7.9%, to $9.44 billion for the nine months ended September 30, 2007, from $8.74 billion for the comparable period in 2006. The increase is primarily attributable to continued internal loan growth, and interest-earning assets provided by our acquisitions completed in 2006 and 2007, which provided assets, in aggregate, of $794.3 million and $206.9 million, respectively. Average interest-bearing liabilities increased $619.3 million, or 8.2%, to $8.16 billion for the three months ended September 30, 2007, from $7.54 billion for the comparable period in 2006, and average interest-bearing liabilities increased $725.2 million, or 9.8%, to $8.11 billion for the nine months ended September 30, 2007, from $7.39 billion for the comparable period in 2006.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, increased to $160.4 million and $472.3 million for the three and nine months ended September 30, 2007, respectively, compared to $153.5 million and $426.9 million for the comparable periods in 2006. Average loans, net of unearned discount, increased $441.7 million and $573.8 million to $8.08 billion and $7.96 billion for the three and nine months ended September 30, 2007, respectively, from $7.63 billion and $7.38 billion for the comparable periods in 2006. The yield on our loan portfolio decreased 10 basis points to 7.88% for the three months ended September 30, 2007, compared to 7.98% for the comparable period in 2006, reflecting competitive pressures on loan yields within our markets, an increase in the average amount of nonaccrual loans during the third quarter of 2007 compared to the same period in 2006, and a 50 basis point drop in the prime rate on September 18, 2007. The yield on our loan portfolio increased 21 basis points to 7.94% for the nine months ended September 30, 2007, compared to 7.73% for the same period in 2006, reflecting the rise in short-term interest rates during the period. The increase in average loans reflects internal growth and our acquisitions completed in 2006 and 2007, partially offset by the sale of certain loans in the second and third quarters of 2007, as further described under "--Loans and Allowance for Loan Losses," and a reduction in loans throughout 2006 related to the securitization of certain of our residential mortgage loans held in our loan portfolio, the sale of certain residential mortgage and other loans, loan payoffs and external refinancing of various credits. Our acquisitions completed in 2006 and 2007 provided loans, net of unearned discount, of $545.1 million and $175.5 million, in aggregate, respectively, as of the dates of acquisition. The increase in average loans for the first nine months of 2007 compared to the same period in 2006 primarily resulted from an increase in average commercial, financial and agricultural loans of $332.8 million; an increase in average real estate construction and development loans of $208.8 million; and an increase in average real estate mortgage loans of $88.0 million.

Interest income on our investment securities, expressed on a tax-equivalent basis, increased to $16.7 million and $50.5 million for the three and nine months ended September 30, 2007, respectively, compared to $14.1 million and $44.3 million for the comparable periods in 2006. Average investment securities were $1.28 billion and $1.34 billion for the three and nine months ended September 30, 2007, respectively, compared to $1.17 billion and $1.27 billion for the comparable periods in 2006. The yield on our investment portfolio was 5.16% and 5.06% for the three and nine months ended September 30, 2007, respectively, compared to 4.78% and 4.66% for the comparable periods in 2006. Investment securities provided by our acquisitions completed in 2006 and 2007 were $37.3 million and $4.1 million, in aggregate, respectively, as of the dates of acquisition. Funds available from maturities of investment securities were partially utilized to reinvest in higher-yielding available-for-sale investment securities. The remaining funds were utilized to fund internal loan growth, along with funds available from deposit growth and short-term investments. In March 2006 and April 2006, our investment securities increased $77.1 million and $61.8 million, respectively, due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio. Additionally, as further discussed under "--Interest Rate Risk Management," we terminated $200.0 million of our term repurchase agreements during the first and second quarters of 2006 and sold $200.0 million of available-for-sale investment securities associated with the termination of the term repurchase agreements. During the second quarter of 2006, we also entered into a $100.0 million term repurchase agreement and purchased $100.0 million of available-for-sale investment securities associated with the new term repurchase agreement.

Interest expense on our interest-bearing deposits increased to $69.4 million and $204.4 million for the three and nine months ended September 30, 2007, respectively, compared to $57.0 million and $153.2 million for the comparable periods in 2006. Average interest-bearing deposits increased to $7.45 billion and $7.39 billion for the three and nine months ended September 30, 2007, respectively, from $6.78 billion and $6.64 billion for the comparable periods in 2006. The increase in average interest-bearing deposits reflects internal growth through enhanced product campaigns, and growth provided by our acquisitions completed during 2006 and 2007, which provided interest-bearing deposits of $405.1 million and $134.2 million, in aggregate, respectively, as of the dates of acquisition. The aggregate weighted average rate paid on our deposit portfolio was 3.70% for the three and nine months ended September 30, 2007, compared to 3.33% and 3.08% for the comparable periods in 2006, reflecting increases of 37 and 62 basis points, respectively. The increase in the aggregate weighted average rate paid for these periods is reflective of competitive pricing conditions within our markets and a change in the mix of our average deposits to increased time deposits and savings and money market accounts. Average time deposits were $3.82 billion and $3.84 billion for the three and nine months ended September 30, 2007, respectively, compared to $3.73 billion and $3.57 billion for the comparable periods in 2006. Average savings and money market deposits were $2.69 billion and $2.59 billion for the three and nine months ended September 30, 2007, respectively, compared to $2.10 billion and $2.12 billion for the comparable periods in 2006. Average interest-bearing demand deposits were $944.5 million and $962.4 million for the three and nine months ended September 30, 2007, respectively, compared to $949.2 million and $960.0 million for the comparable periods in 2006.

Interest expense on our other borrowings was $4.4 million and $13.7 million for the three and nine months ended September 30, 2007, respectively, compared to $4.3 million and $12.3 million for the comparable periods in 2006. Average other borrowings were $374.1 million and $374.8 million for the three and nine months ended September 30, 2007, respectively, and $375.3 million and $382.3 million for the comparable periods in 2006. The aggregate weighted average rate paid on our other borrowings was 4.62% and 4.87% for the three and nine months ended September 30, 2007, respectively, compared to 4.57% and 4.29% for the comparable periods in 2006. The increased rates paid on our other borrowings reflect the rise in short-term interest rates during the periods. Average other borrowings reflect: (a) the termination of $200.0 million of term repurchase agreements during the first six months of 2006; (b) a $100.0 million term repurchase agreement entered into during the third quarter of 2006; and (c) the subsequent termination of the $100.0 million term repurchase agreement in August 2007. In addition, we prepaid $35.3 million of FHLB advances during 2006 that we assumed with certain bank acquisitions.

Interest expense on our notes payable was $544,000 and $2.1 million for the three and nine months ended September 30, 2007, respectively, compared to $1.4 million and $4.3 million for the comparable periods in 2006. Our notes payable averaged $29.1 million and $41.1 million for the three and nine months ended September 30, 2007, respectively, compared to $85.3 million and $93.4 million for the comparable periods in 2006. The aggregate weighted average rate paid on our notes payable was 7.42% and 6.79% for the three and nine months ended September 30, 2007, respectively, compared to 6.67% and 6.20% for the comparable periods in 2006, reflecting the rise in short-term interest rates during the periods. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 6.51% and 6.54% for the three and nine months ended September 30, 2007, respectively, compared to 6.36% and 6.06% for the same periods in 2006. The decrease in our average notes payable is attributable to contractual payments and additional prepayments made on our term loan, as further described in Note 10 to our Consolidated Financial Statements.

Interest expense on our subordinated debentures was $5.9 million and $17.7 million for the three and nine months ended September 30, 2007, respectively, compared to $6.4 million and $17.8 million for the comparable periods in 2006. Average subordinated debentures were $310.8 million and $309.8 million for the three and nine months ended September 30, 2007, respectively, compared to $304.4 million and $270.6 million for the comparable periods in 2006. The aggregate weighted average rate paid on our subordinated debentures was 7.56% and 7.63% for the three and nine months ended September 30, 2007, respectively, compared to 8.31% and 8.77% for the comparable periods in 2006. The change in volumes and average rates paid reflects: (a) the issuance of $139.2 million of variable rate subordinated debentures in private placements during 2006 through four newly formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006; (b) the issuance of $25.8 million of variable rate subordinated debentures in a private placement through a newly formed statutory trust that we completed on February 23, 2007;
(c) the repayment of $25.8 million of variable rate subordinated debentures on April 22, 2007; and (d) the issuance of $51.5 million of variable rate subordinated debentures in private placements through three newly formed statutory trusts that we completed during the third quarter of 2007, as further described in Note 11 to our Consolidated Financial Statements. Although we have increased the overall level of our outstanding subordinated debentures, we have significantly reduced the cost of these long-term borrowings through the refinancing of certain higher fixed and variable rate issues.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the periods presented.

                                        Three Months Ended September 30,                     Nine Months Ended September 30,
                               -------------------------------------------------- --------------------------------------------------
                                          2007                     2006                      2007                     2006
                               ------------------------- ------------------------ ------------------------- ------------------------
                                          Interest                 Interest                  Interest                 Interest
                                 Average  Income/ Yield/  Average  Income/ Yield/   Average  Income/ Yield/  Average  Income/ Yield/
                                 Balance  Expense  Rate   Balance  Expense  Rate    Balance  Expense  Rate   Balance  Expense  Rate
                                 -------  -------  ----   -------  -------  ----    -------  -------  ----   -------  -------  ----
                                                                  (dollars expressed in thousands)


             ASSETS
             ------

Interest-earning assets:
  Loans (1)(2)(3)(4).......... $ 8,076,224 160,352 7.88% $7,634,494 153,540 7.98% $ 7,955,916 472,319 7.94% $7,382,161 426,877 7.73%
  Investment securities (4)...   1,284,707  16,702 5.16   1,174,077  14,134 4.78    1,336,036  50,526 5.06   1,270,896  44,279 4.66
  Short-term investments......     109,800   1,478 5.34      75,835   1,018 5.33      144,709   5,671 5.24      89,084   3,288 4.93
                               ----------- -------       ---------- -------       ----------- -------       ---------- -------
      Total interest-earning
        assets................   9,470,731 178,532 7.48   8,884,406 168,692 7.53    9,436,661 528,516 7.49   8,742,141 474,444 7.26
                                           -------                  -------                   -------                  -------
Nonearning assets.............     875,622                  776,127                   860,875                  736,317
                               -----------               ----------               -----------               ----------
      Total assets............ $10,346,353               $9,660,533               $10,297,536               $9,478,458
                               ===========               ==========               ===========               ==========

        LIABILITIES AND
      STOCKHOLDERS' EQUITY
      --------------------

Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand... $   944,542   2,242 0.94% $  949,195   2,057 0.86% $   962,396   7,171 1.00% $  959,983   5,832 0.81%
    Savings and money market..   2,687,208  21,012 3.10   2,104,323  13,491 2.54    2,587,286  59,809 3.09   2,117,601  36,929 2.33
    Time deposits of $100
      or more.................   1,462,548  18,299 4.96   1,369,503  15,902 4.61    1,455,660  53,533 4.92   1,288,897  41,716 4.33
    Other time deposits.......   2,355,710  27,881 4.70   2,356,661  25,526 4.30    2,383,236  83,851 4.70   2,276,270  68,706 4.04
                               ----------- -------       ---------- -------       ----------- -------       ---------- -------
      Total interest-bearing
        deposits..............   7,450,008  69,434 3.70   6,779,682  56,976 3.33    7,388,578 204,364 3.70   6,642,751 153,183 3.08
  Other borrowings............     374,143   4,361 4.62     375,278   4,322 4.57      374,825  13,653 4.87     382,280  12,263 4.29
  Notes payable (5)...........      29,070     544 7.42      85,315   1,434 6.67       41,089   2,088 6.79      93,417   4,331 6.20
  Subordinated debentures (3).     310,804   5,920 7.56     304,412   6,377 8.31      309,752  17,668 7.63     270,568  17,751 8.77
                               ----------- -------       ---------- -------       ----------- -------       ---------- -------
      Total interest-bearing
        liabilities...........   8,164,025  80,259 3.90   7,544,687  69,109 3.63    8,114,244 237,773 3.92   7,389,016 187,528 3.39
                                           -------                  -------                   -------                  -------
Noninterest-bearing
 liabilities:
  Demand deposits.............   1,225,157                1,257,277                 1,233,565                1,263,623
  Other liabilities...........     114,555                  123,611                   120,534                  109,743
                               -----------               ----------               -----------               ----------
      Total liabilities.......   9,503,737                8,925,575                 9,468,343                8,762,382
Stockholders' equity..........     842,616                  734,958                   829,193                  716,076
                               -----------               ----------               -----------               ----------
      Total liabilities and
        stockholders' equity.. $10,346,353               $9,660,533               $10,297,536               $9,478,458
                               ===========               ==========               ===========               ==========

Net interest income...........              98,273                   99,583                   290,743                  286,916
                                           =======                  =======                   =======                  =======
Interest rate spread..........                     3.58                     3.90                      3.57                     3.87
Net interest margin (6).......                     4.12%                    4.45%                     4.12%                    4.39%
                                                   ====                     ====                      ====                     ====
--------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effects of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately
    $427,000 and $1.3 million  for  the  three  and  nine months  ended  September 30, 2007, and $399,000 and $1.2 million  for  the comparable periods in 2006, respectively.
(5) Interest expense on our notes payable  includes  commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 6.51% and 6.54% for the three and nine months ended September 30, 2007, and 6.36%  and 6.06% for the  comparable periods in 2006, respectively.
(6) Net  interest  margin is  the  ratio of net  interest  income (expressed on a tax-equivalent basis) to  average interest-earning assets.

Provision for Loan Losses. We recorded provisions for loan losses of $17.0 million and $26.0 million for the three and nine months ended September 30, 2007, respectively, compared to $2.0 million and $8.0 million for the comparable periods in 2006. The increase in our provision for loan losses was primarily driven by an increase in nonperforming loans within certain segments of our loan portfolio, primarily our one-to-four family residential mortgage portfolio and real estate construction and development portfolio, increased net loan charge-offs and growth within our loan portfolio, as further discussed under "--Loans and Allowance for Loan Losses."

Tables summarizing nonperforming assets, past due loans and loan charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income. Noninterest income was $26.8 million and $75.5 million for the three and nine months ended September 30, 2007, respectively, in comparison to $30.0 million and $81.4 million for the comparable periods in 2006. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income and other income.

Service charges on deposit accounts and customer service fees were $12.1 million and $34.3 million for the three and nine months ended September 30, 2007, respectively, in comparison to $11.1 million and $32.4 million for the comparable periods in 2006. The increase in service charges and customer service fees was primarily attributable to increased deposit account balances associated with internal growth and our acquisitions of banks completed in 2006 and 2007, as further described under "--Financial Condition" and in Note 2 to our Consolidated Financial Statements, in addition to changes in the overall mix of our deposit portfolio. The increase is also attributable to pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

The gain on loans sold and held for sale was $3.5 million and $12.0 million for the three and nine months ended September 30, 2007, respectively, in comparison to $4.6 million and $17.5 million for the comparable periods in 2006. We primarily attribute the decrease to: (a) a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market; (b) an $851,000 gain, before applicable income taxes, recorded on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans in April 2007 and a $266,000 gain, before applicable income taxes, recorded on the sale of approximately $33.2 million of certain commercial, commercial real estate and real estate construction loans in September 2007, as further discussed under "--Loans and Allowance for Loan Losses," compared to a $1.7 million gain, before applicable income taxes, recorded on the sale of certain nonperforming loans in March 2006; and (c) the recognition of $2.1 million of income generated from the capitalization of mortgage servicing rights in March and April 2006 pertaining to the securitization and transfer to our investment portfolio of $138.9 million in aggregate of residential mortgage loans held in our loan portfolio, as further described in Note 4 to our Consolidated Financial Statements. As further discussed under "--Loans and Allowance for Loan Losses," we discontinued the origination and sale in the secondary market of sub-prime loans in the first quarter of 2007, and as such, the discontinuation of these activities has reduced the amount of gains on loans sold and held for sale, in comparison to the level that we had historically generated through the origination and sale of these sub-prime loan products. Historically, approximately 40% of our origination and sale volume was related to sub-prime loan products.

We recorded a net loss on investment securities of $74,000 and $1.3 million for the three and nine months ended September 30, 2007, respectively, in comparison to a net gain on investment securities of $1.6 million and a net loss on investment securities of $2.4 million for the comparable periods in 2006. These amounts reflect a net loss of $74,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively, compared to a net gain of $1.2 million and a net loss of $96,000 for the comparable periods in 2006, related to changes in the fair value of securities held in our trading portfolio. We liquidated our trading portfolio in July 2007. The net loss on investment securities for the nine months ended September 30, 2006 also includes a gain of $389,000 recognized in August 2006 on the redemption of common stock held as an available-for-sale investment security and a net loss of $2.7 million in aggregate on the sale of certain available-for-sale investment securities associated with the termination of $200.0 million of term repurchase agreements during the first and second quarters of 2006, as further described under "--Interest Rate Risk Management."

Bank-owned life insurance investment income was $1.1 million and $2.8 million for the three and nine months ended September 30, 2007, respectively, in comparison to $665,000 and $2.4 million for the comparable periods in 2006, reflecting changes in the performance of the underlying investments surrounding the insurance contracts attributable to the portfolio mix of investments and overall market conditions during the respective periods.

Investment management income generated by MVP, our institutional money management subsidiary, was $1.4 million and $4.5 million for the three and nine months ended September 30, 2007, respectively, in comparison to $2.0 million and $6.6 million for the comparable periods in 2006, reflecting decreased portfolio management fee income associated with changes in the level of assets under management.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency acquired in March 2006, was $1.8 million and $5.3 million for the three and nine months ended September 30, 2007, respectively, in comparison to $1.5 million and $3.3 million for the comparable periods in 2006, reflecting increased customer volumes, partially offset by reductions in premiums attributable to current market conditions within the insurance industry.

Other income was $7.0 million and $17.8 million for the three and nine months ended September 30, 2007, respectively, in comparison to $8.5 million and $21.5 million for the comparable periods in 2006. We primarily attribute the decline in other income to:

     >> a decrease of $2.8 million in gains on sales of other assets, attributable to a $2.8 million gain recognized in September 2006 on the sale of stock that was acquired as settlement in full of a loan previously charged-off;

     >> a decrease of $1.9 million in gains on sales of other real estate, primarily attributable to a gain of $1.5 million recognized on the sale of a parcel of other real estate in January 2006; and

     >> a release fee of $938,000 received during the first quarter of 2006 on funds collected from a loan previously sold in which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale; partially offset by

     >> a pre-tax gain of $1.0 million recorded in July 2007 on the sale of our two banking offices located in Denton and Garland, Texas, as further described in Note 2 to our Consolidated Financial Statements.


Noninterest Expense. Noninterest expense was $84.5 million and $254.7 million for the three and nine months ended September 30, 2007, respectively, in comparison to $80.5 million and $236.3 million for the comparable periods in 2006. Our efficiency ratio was 67.79% and 69.78% for the three and nine months ended September 30, 2007, respectively, in comparison to 62.30% and 64.38% for the comparable periods in 2006. The increase in noninterest expense was primarily attributable to our de novo branch openings and our acquisitions completed in 2006 and 2007, which contributed to increased salaries and employee benefits expense, occupancy and furniture and equipment expense and amortization of intangible assets, as well as increases in other expense.

Salaries and employee benefits expense was $43.1 million and $132.1 million for the three and nine months ended September 30, 2007, respectively, in comparison to $42.5 million and $124.6 million for the comparable periods in 2006. We attribute the overall increase to higher salaries and employee benefits expenses associated with an aggregate of 18 additional branch offices acquired in 2006 and 2007, our acquisitions of Adrian Baker and UPAC in 2006, six de novo branch offices opened in 2007 and generally higher salary and employee benefit costs associated with employing and retaining qualified personnel. These increases were partially offset by a decrease in salaries and employee benefits expense associated with our mortgage banking division as a result of expense reduction measures taken by management in light of the discontinuation of the origination and sale in the secondary market of sub-prime loans, as further discussed under "--Loans and Allowance for Loan Losses." We continue our efforts to monitor and reduce our noninterest expense levels with the implementation of these and other employee related expense reduction measures.

Occupancy, net of rental income, and furniture and equipment expense was $13.3 million and $37.7 million for the three and nine months ended September 30, 2007, respectively, in comparison to $11.2 million and $31.9 million for the comparable periods in 2006. The increase reflects higher levels of expense resulting from our de novo branch openings and acquisitions in 2006 and 2007, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, increased expenses associated with the purchase and/or lease of properties that will be utilized for future branch office locations, and increased depreciation expense associated with acquisitions and capital expenditures.

Information technology and item processing fees were $9.0 million and $27.5 million for the three and nine months ended September 30, 2007, respectively, in comparison to $9.4 million and $27.6 million for the comparable periods in 2006. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage banking and trust divisions, and Adrian Baker, MVP, SBLS LLC and UPAC. The relatively stable level to moderate decrease of these fees in 2007 reflects a reduction in the number of acquisitions completed during 2007 compared to 2006 and enhanced automation of certain services, including remote deposit, branch capture, and electronic image exchange, which has significantly contributed to reduced manual processes and reduced costs associated with these services,
partially   offset  by   depreciation   associated   with  the  related  capital
expenditures necessary to support the enhanced delivery channels and the addition of de novo branch offices.

Legal, examination and professional fees were $2.5 million and $6.9 million for the three and nine months ended September 30, 2007, respectively, in comparison to $2.1 million and $6.6 million for the comparable periods in 2006. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and the level of legal fees associated with certain litigation matters have all contributed to the overall expense levels in 2006 and 2007.

Amortization of intangible assets was $3.1 million and $9.3 million for the three and nine months ended September 30, 2007, respectively, in comparison to $2.2 million and $5.4 million for the comparable periods in 2006, as further described in Note 3 to our Consolidated Financial Statements. The increase was attributable to core deposit intangibles associated with our acquisitions completed in 2006 and 2007, in addition to the customer list intangibles associated with our acquisitions of Adrian Baker and UPAC in March 2006 and May 2006, respectively.

Charitable contributions expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2007, respectively, in comparison to $1.6 million and $4.9 million for the comparable periods in 2006. Our charitable contribution expense levels are primarily attributable to charitable contributions made to the Dierberg Operating Foundation, Inc., a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 6 to our Consolidated Financial Statements.

Other expense was $8.6 million and $26.0 million for the three and nine months ended September 30, 2007, respectively, in comparison to $8.2 million and $24.7 million for the comparable periods in 2006. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to:

     >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2006 and 2007; partially offset by

     >> a $617,000 specific reserve established in March 2006 and an increase of $746,000 to the specific reserve in June 2006 for the estimated loss associated with a $3.1 million unfunded letter of credit acquired in conjunction with the acquisition of a bank in late 2004; and

     >> a $470,000 loss recognized on a liquidation sale of residential real estate and personal property of an SBA guaranteed loan in June 2006.

We continue to closely monitor our noninterest expense levels, and have implemented certain expense reduction measures and are further evaluating additional expense reduction measures in an effort to reduce our noninterest expenses levels in future periods.

Provision for Income Taxes. The provision for income taxes was $8.1 million and $30.1 million, representing an effective income tax rate of 34.9% and 35.8%, for the three and nine months ended September 30, 2007, respectively, in comparison to $17.2 million and $42.5 million, representing an effective income tax rate of 36.9% and 34.6%, respectively, for the comparable periods in 2006. The decrease in our provision for income taxes primarily reflects our reduced earnings. The increase in the effective tax rate for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to the reversal of a federal tax reserve of $2.5 million and a state tax reserve of $748,000 in the first quarter of 2006, as they were no longer deemed necessary due to the resolution of a potential tax liability.

                          Interest Rate Risk Management

We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of September 30, 2007 and December 31, 2006 are summarized as follows:

                                                          September 30, 2007            December 31, 2006
                                                       ------------------------      -----------------------
                                                         Notional      Credit          Notional     Credit
                                                          Amount      Exposure          Amount     Exposure
                                                          ------      --------          ------     --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................  $ 400,000         45           600,000      4,369
         Interest rate floor agreements...............    300,000        679           300,000        376
         Interest rate cap agreements.................    400,000         98           400,000        139
         Interest rate lock commitments...............      6,300         --             5,900         --
         Forward commitments to sell
           mortgage-backed securities.................     50,000         --            54,000         --
                                                        =========      =====          ========      =====

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

For the three and nine months ended September 30, 2007, we realized net interest expense of $652,000 and $3.5 million, respectively, on our derivative financial instruments, in comparison to net interest expense of $1.2 million and $3.6 million for the comparable periods in 2006. We recorded net gains on derivative instruments, which are included in noninterest income in the consolidated statements of income, of $603,000 and $261,000 for the three and nine months ended September 30, 2007, respectively, in comparison to net gains of $10,000 and net losses of $59,000 for the comparable periods in 2006. The net gains recorded for the three and nine months ended September 30, 2007 and the net gains and net losses recorded for the three and nine months ended September 30, 2006, respectively, reflect changes in the value of our interest rate floor agreements entered into in September 2005 and August 2006, and changes in the value of our interest rate cap agreements entered into in September 2006.

Cash Flow Hedges. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

     >> In July 2003, we entered into an interest rate swap agreement with a $200.0 million notional amount. The underlying hedged assets were certain variable rate loans within our commercial loan portfolio. The swap agreement provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.85%. The terms of the swap agreement provided for us to pay and receive interest on a quarterly basis. The interest rate swap agreement matured on July 31, 2007.

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

The amount receivable by us under the swap agreements was $752,000 and $7.0 million at September 30, 2007 and December 31, 2006, respectively, and the amount payable by us under the swap agreements was $706,000 and $2.7 million at September 30, 2007 and December 31, 2006, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2007 and December 31, 2006 were as follows:

                                                        Notional    Interest Rate  Interest Rate    Fair
                          Maturity Date                  Amount         Paid         Received       Value
                          -------------                  ------         ----         --------       -----
                                                                  (dollars expressed in thousands)

         September 30, 2007:
             September 18, 2009......................  $ 200,000        4.89%          5.20%      $  2,528
             September 20, 2010......................    200,000        4.89           5.20          3,088
                                                       ---------                                  --------
                                                       $ 400,000        4.89           5.20       $  5,616
                                                       =========       =====          =====       ========

         December 31, 2006:
             July 31, 2007...........................  $ 200,000        5.40%          3.08%      $ (2,705)
             September 18, 2009......................    200,000        5.39           5.20             98
             September 20, 2010......................    200,000        5.39           5.20            449
                                                       ---------                                  --------
                                                       $ 600,000        5.39           4.49       $ (2,158)
                                                       =========       =====          =====       ========

Interest Rate Floor Agreements. In September 2005, we entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with our interest rate risk management program. The interest rate floor agreement provides for us to receive a quarterly fixed rate of interest of 5.00% should the three-month London Interbank Offered Rate, or LIBOR, equal or fall below the strike price of 2.00%. In August 2006, we entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of one of our $100.0 million term repurchase agreements, as further described below, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. The fair value of the interest rate floor agreements, which is included in other assets in our consolidated balance sheets, was $679,000 and $376,000 at September 30, 2007 and December 31, 2006, respectively.

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

In the first and second quarters of 2006, we terminated $200.0 million of the $300.0 million of term repurchase agreements outstanding at December 31 2005, resulting in the recognition of a $2.7 million loss on the sale of $200.0 million of investment securities held in our available-for-sale investment portfolio, and prepayment penalties of $306,000 incurred in conjunction with the early termination of these term repurchase agreements. Additionally, in August 2006, we restructured the remaining $100.0 million term repurchase agreement to extend the maturity date to October 12, 2010 and to modify the pricing structure, including the interest rate floor strike price. We did not incur any costs associated with the restructuring of the agreement.

In July 2006, we entered into a $100.0 million four-year term repurchase agreement under a master repurchase agreement with an unaffiliated third party. On August 7, 2007, we terminated this $100.0 million term repurchase agreement with a maturity date of July 19, 2010, and incurred a prepayment penalty of $330,000 in conjunction with the early termination of the term repurchase agreement, as further described in Note 9 to our Consolidated Financial Statements.

Interest Rate Cap Agreements. In September 2006, we entered into a $200.0 million notional amount three-year interest rate cap agreement and a $200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that we entered into in September 2006, as previously described, to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The fair value of the interest rate cap agreements, which is included in other assets in our consolidated balance sheets, was $98,000 and $139,000 at September 30, 2007 and December 31, 2006, respectively.

Pledged Collateral. At September 30, 2007 and December 31, 2006, we had accepted cash of $7.0 million and $4.2 million, respectively, as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. The fair value of these interest rate lock commitments was $142,000 and ($17,000) at September 30, 2007 and December 31, 2006, respectively. The fair value of the forward contracts to sell mortgage-backed securities was ($273,000) and $86,000 at September 30, 2007 and December 31, 2006, respectively.

                       Loans and Allowance for Loan Losses

Interest earned on First Bank's loan portfolio represents the principal source of our income. Interest and fees on loans represented 89.9% and 89.5% of total interest income for the three and nine months ended September 30, 2007, respectively, in comparison to 91.1% and 90.1% for the comparable periods in 2006. Loans, net of unearned discount, increased $466.3 million to $8.13 billion, or 79.2% of assets, at September 30, 2007, compared to $7.67 billion, or 75.5% of assets, at December 31, 2006. The following table summarizes the composition of our loan portfolio at September 30, 2007 and December 31, 2006:

                                                                            September 30,    December 31,
                                                                                2007            2006
                                                                                ----            ----
                                                                         (dollars expressed in thousands)

         Commercial, financial and agricultural............................  $2,181,136       1,934,912
         Real estate construction and development..........................   2,001,226       1,832,504
         Real estate mortgage:
             One-to-four family residential loans..........................   1,356,513       1,270,158
             Multi-family residential loans................................     154,393         141,341
             Commercial real estate loans..................................   2,262,897       2,203,649
         Consumer and installment, net of unearned discount................      77,138          67,590
         Loans held for sale...............................................      99,470         216,327
                                                                             ----------      ----------
             Total loans, net of unearned discount.........................  $8,132,773       7,666,481
                                                                             ==========      ==========

We primarily attribute the net increase in our loan portfolio during the first nine months of 2007 to:

     >> an increase of $246.2 million in our commercial, financial and agricultural portfolio due to continued internal loan production growth and $45.1 million of loans provided by our acquisition of Royal Oaks;

     >> an increase of $168.7 million in our real estate construction and development portfolio resulting primarily from new loan originations and seasonal fluctuations on existing and available credit lines, as well as $54.8 million of loans provided by our acquisition of Royal Oaks; and

     >> an increase of $158.7 million in our real estate mortgage portfolio, primarily attributable to loans totaling $70.6 million provided by our acquisition of Royal Oaks, and internal loan growth; partially offset by

     >> a decrease of $116.9 million in our loans held for sale portfolio, reflecting the discontinuation of the origination and sale of sub-prime loan products in early 2007 which has led to a significant decrease in loan production volume of real estate mortgage loans that are subsequently sold in the secondary mortgage market, and the timing of loan originations and subsequent sales in the secondary mortgage market.

In addition to internal loan growth of $341.3 million and our acquisition of Royal Oaks, which provided loans, net of unearned discount, of $175.5 million, the overall increase in loans, net of unearned discount was partially offset by the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans and $33.2 million of certain commercial, commercial real estate and real estate construction loans, as further discussed below.

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2007 and December 31, 2006:

                                                                             September 30,  December 31,
                                                                                 2007           2006
                                                                                 ----           ----
                                                                          (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual...................................................  $    5,749          9,879
         Real estate construction and development:
              Nonaccrual...................................................      42,291         13,344
         Real estate mortgage:
              One-to-four family residential:
                  Nonaccrual...............................................      38,081         18,885
                  Restructured.............................................           7              9
              Multi-family residential loans:
                  Nonaccrual...............................................         336            272
              Commercial real estate loans:
                  Nonaccrual...............................................       8,131          6,260
         Consumer and installment:
              Nonaccrual...................................................         201             81
                                                                             ----------      ---------
                    Total nonperforming loans..............................      94,796         48,730
         Other real estate.................................................       7,854          6,433
                                                                             ----------      ---------
                    Total nonperforming assets.............................  $  102,650         55,163
                                                                             ==========      =========

         Loans, net of unearned discount...................................  $8,132,773      7,666,481
                                                                             ==========      =========

         Loans past due 90 days or more and still accruing.................  $    7,555          5,653
                                                                             ==========      =========

         Ratio of:
           Allowance for loan losses to loans..............................        1.72%          1.90%
           Nonperforming loans to loans....................................        1.17           0.64
           Allowance for loan losses to nonperforming loans................      147.86         299.05
           Nonperforming assets to loans and other real estate.............        1.26           0.72
                                                                             ==========      =========

Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $94.8 million at September 30, 2007, compared to $63.5 million at June 30, 2007, $48.7 million at December 31, 2006 and $79.1 million at September 30, 2006. Nonperforming loans were 1.17% of loans, net of unearned discount, at September 30, 2007, compared to 0.79%, 0.64% and 1.02% of loans, net of unearned discount, at June 30, 2007, December 31, 2006 and September 30, 2006, respectively. Other real estate owned was $7.9 million, $8.0 million, $6.4 million and $6.9 million at September 30, 2007, June 30, 2007, December 31, 2006 and September 30, 2006, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $102.7 million at September 30, 2007, compared to $71.5 million, $55.2 million and $86.0 million at June 30, 2007, December 31, 2006 and September 30, 2006, respectively. Our loans past due 90 days or more and still accruing interest were $7.6 million, $4.4 million, $5.7 million and $6.4 million at September 30, 2007, June 30, 2007, December 31, 2006 and September 30, 2006, respectively.

Nonperforming loans at September 30, 2007 increased $31.3 million, or 49.4%, from nonperforming loans at June 30, 2007, $46.1 million, or 94.5%, from nonperforming loans at December 31, 2006, and $15.7 million, or 19.9%, from nonperforming loans at September 30, 2006. The increase in the overall level of our nonperforming loans during the first nine months of 2007 primarily resulted from an increase in nonperforming loans within our real estate construction and development loan portfolio and within our one-to-four family residential loan portfolio. This increase was partially offset by the sale of approximately $19.2 million of certain nonperforming loans, in aggregate, during the nine months ended September 30, 2007, as further discussed below.

The amount of nonperforming loans within our real estate construction and development loan portfolio increased $21.3 million to $42.3 million at September 30, 2007, from $21.0 at June 30, 2007, and increased $29.0 million from $13.3 million at December 31, 2006. The increase in the third quarter of 2007 was primarily attributable to two significant credits placed on nonaccrual status with a total combined principal balance of $32.9 million, partially offset by the payoff of a single nonperforming loan of $4.6 million and loan sales of $2.8 million. The increase for the first nine months of 2007 is primarily attributable to the third quarter events in addition to two significant credits with a combined principal balance of $10.2 million being placed on nonaccrual status early in 2007, of which one credit in the amount of $4.6 million was paid off in the third quarter of 2007. The increase in nonperforming loans within our real estate construction and development portfolio reflects a continued decline in market conditions, resulting in increased developer inventories, slower lot and home sales, and declining real estate market values in many of our markets.

The increase in nonperforming loans is also attributable to an increase of $10.9 million in our one-to-four family residential mortgage loan portfolio to $38.1 million at September 30, 2007, compared to $27.2 million at June 30, 2007, and an increase of 19.2 million from $18.9 million at December 31, 2006. This increase was driven by current market conditions, repurchases of certain sub-prime residential mortgage loans sold with recourse, primarily due to early payment default, that were placed back into our one-to-four family residential mortgage loan portfolio, and the overall deterioration of sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our involvement in the sub-prime market had been limited to the origination and subsequent sale of these loans in the secondary market, and historically represented approximately 40% of our mortgage banking loan origination and sale volumes. During the first quarter of 2007, we discontinued loan originations of this product following a decline in bid prices and in market liquidity for these loan products.

During the nine months ended September 30, 2007, we placed approximately $63.5 million of one-to-four family residential mortgage loans associated with our mortgage banking division on nonaccrual status. This increase in nonaccrual loans was partially offset by net loan charge-offs of $20.4 million, loan sales resulting in a decrease in nonperforming loans of $11.5 million, and other payment activity. Of the $63.5 million placed on nonaccrual status, approximately $27.8 million represented repurchases of residential mortgage loans sold with recourse. Repurchases of mortgage loans sold with recourse declined to $6.3 million for the third quarter of 2007, compared to $17.2 million for the second quarter of 2007. The reduced level of repurchase activity is reflective of our exit from the sub-prime market in early 2007. Our primary recourse risk, attributable to early payment default on sub-prime residential mortgage loan products that we previously sold in the secondary market, expires throughout the remainder of 2007 and the first quarter of 2008.

We have taken measures throughout 2007 to reduce the level of our nonperforming loans through the sale of certain loans. The sales resulted in a reduction in nonperforming loans of approximately $19.2 million during the nine months ended September 30, 2007, as described below:

     >> In March 2007, we entered into a commitment to sell certain repurchased and other residential mortgage loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs to reduce these loans to the lower of cost or estimated fair value at the time of transfer, as further discussed below, we transferred approximately $17.5 million of certain repurchased and other residential mortgage loans to our held for sale loan portfolio. In April 2007, we completed the sale of approximately $13.4 million of these loans, received payoffs on a portion of the loans held for sale at March 31, 2007 of approximately $1.1 million, and transferred approximately $2.6 million of loans that were not ultimately included in the sale back into our residential mortgage loan portfolio. These transactions resulted in a decrease in nonperforming loans of approximately $11.5 million, in aggregate; and

     >> During the third quarter of 2007, we entered into a commitment to sell certain commercial, commercial real estate and real estate construction loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs to reduce these loans to the lower of cost or estimated fair value at the time of transfer, as further discussed below, we transferred approximately $36.5 million of these loans to our held for sale loan portfolio. We completed the sale of approximately $33.2 million of these loans in September 2007, resulting in a pre-tax gain of $266,000 and a decrease in nonperforming loans of approximately $7.7 million, in aggregate. At September 30, 2007, approximately $3.3 million of these loans remain in our held for sale portfolio.

Also in the third quarter of 2007, we entered into a commitment to sell certain repurchased and other residential mortgage loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs to reduce these loans to the lower of cost or estimated fair value at the time of transfer, as further discussed below, we transferred approximately $10.5 million of certain repurchased and other residential mortgage loans to our held for sale loan portfolio. In October 2007, we completed the sale of approximately $9.4 million of these loans and received payoffs on the remaining portion of the loans held for sale. We did not record a gain or loss on the sale of these loans. These transactions resulted in a decrease in nonperforming loans of approximately $8.6 million, in aggregate, as further described in Note 14 to our Consolidated Financial Statements.

We expect the declining market conditions associated with our real estate construction and development and one-to-four family residential mortgage loan portfolios to continue in the near term, which could increase the amount of our nonperforming loans.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                            --------------------       -------------------
                                                               2007       2006           2007       2006
                                                               ----       ----           ----       ----
                                                                   (dollars expressed in thousands)

         Balance, beginning of period....................   $ 142,922    147,383        145,729    135,330
         Acquired allowances for loan losses.............          --      1,264          2,925      5,208
                                                            ---------   --------       --------   --------
                                                              142,922    148,647        148,654    140,538
                                                            ---------   --------       --------   --------
         Loans charged-off...............................     (22,571)    (5,292)       (40,849)   (11,633)
         Recoveries of loans previously charged-off......       2,814      3,955          6,360     12,405
                                                            ---------   --------       --------   --------
           Net loan (charge-offs) recoveries.............     (19,757)    (1,337)       (34,489)       772
                                                            ---------   --------       --------   --------
         Provision for loan losses.......................      17,000      2,000         26,000      8,000
                                                            ---------   --------       --------   --------
         Balance, end of period .........................   $ 140,165    149,310        140,165    149,310
                                                            =========   ========       ========   ========



Our allowance for loan losses was $140.2 million at September 30, 2007, compared to $142.9 million, $145.7 million and $149.3 million at June 30, 2007, December 31, 2006 and September 30, 2006, respectively, representing 1.72%, 1.79%, 1.90% and 1.93% of loans, net of unearned discount, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 147.86% at September 30, 2007, compared to 225.19%, 299.05% and 188.79% at June 30, 2007, December 31,
2006 and September 30, 2006, respectively.

We recorded net loan charge-offs of $19.8 million and $34.5 million for the three and nine months ended September 30, 2007, respectively, compared to net loan charge-offs of $1.3 million and net loan recoveries of $772,000 for the comparable periods in 2006. The increased level of net loan charge-offs recorded for the nine months ended September 30, 2007 reflects $20.4 million of charge-offs associated with our one-to-four family residential portfolio, of which $4.3 million and $4.6 million were recorded in the first and third quarters of 2007, respectively, in conjunction with the transfer of certain repurchased and other residential mortgage loans to our loans held for sale portfolio, and subsequent sale in April 2007 and October 2007, as previously discussed. Furthermore, net loan charge-offs include $9.3 million of charge-offs recorded in the third quarter of 2007 in conjunction with the transfer of approximately $36.5 million of certain nonperforming and problem commercial credits to our loans held for sale portfolio, of which $33.2 million were sold in September 2007, as previously discussed. Net loan charge-offs for the first nine months of 2007 also include a charge-off of $2.5 million on a residential development and construction credit relationship and a $1.5 million charge-off on a commercial credit relationship. Net loan recoveries recorded for the nine months ended September 30, 2006 reflect a loan recovery of $5.0 million on the payoff of a single nonperforming loan in the first quarter of 2006. Our net loan charge-offs as a percentage of average loans were 0.43% for the nine months ended September 30, 2007, compared to net loan recoveries as a percentage of average loans of 0.01% for the same period in 2006.

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

                                    Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.80 billion and $1.86 billion at September 30, 2007 and December 31, 2006, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at September 30, 2007:

                                                      Certificates of Deposit    Other
                                                        of $100,000 or More    Borrowings          Total
                                                        -------------------    ----------          -----
                                                                   (dollars expressed in thousands)

         Three months or less.............................  $  546,216           214,872           761,088
         Over three months through six months.............     377,261             5,000           382,261
         Over six months through twelve months............     402,583               107           402,690
         Over twelve months...............................     152,099           100,793           252,892
                                                            ----------          --------        ----------
              Total.......................................  $1,478,159           320,772         1,798,931
                                                            ==========          ========        ==========

In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2007 and December 31, 2006, First Bank's borrowing capacity under the agreement was approximately $553.8 million and $639.1 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $745.8 million and $666.0 million at September 30, 2007 and December 31, 2006, respectively. We had FHLB advances outstanding of $3.9 million and $4.0 million at September 30, 2007 and December 31, 2006, respectively, all of which represent advances assumed in conjunction with various acquisitions.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at September 30, 2007 were as follows:

                                                    Less than      1-3        3-5       Over
                                                     1 Year       Years      Years     5 Years     Total (1)
                                                     ------       -----      -----     -------     -----
                                                                (dollars expressed in thousands)

         Operating leases........................  $   15,892     27,318     15,776     45,631     104,617
         Certificates of deposit (2).............   3,342,686    398,764     76,349     10,905   3,828,704
         Other borrowings (2)....................     209,872        107    100,793         --     310,772
         Notes payable (2).......................      10,000         --         --         --      10,000
         Subordinated debentures (2).............          --         --         --    353,733     353,733
         Other contractual obligations...........         560        177        136         94         967
                                                   ----------   --------   --------   --------  ----------
              Total..............................  $3,579,010    426,366    193,054    410,363   4,608,793
                                                   ==========   ========   ========   ========  ==========
         ---------------
         (1)  Amounts  exclude  FIN 48  unrecognized  tax  liabilities  of $11.7 million and related accrued interest expense of $1.4 million for which the timing of payment of such liabilities cannot be reasonably estimated as of September 30, 2007.
         (2)  Amounts exclude the related interest expense accrued on these  obligations as of September 30,
              2007.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


At December 31, 2006, our risk management program's simulation model indicated a loss of projected net interest income should interest rates decline. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 3.7% of net interest income, based on assets and liabilities at December 31, 2006. At September 30, 2007, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reduced income associated with our interest rate swap agreements and increases in prevailing interest rates, is reflected in our net interest margin for the three and nine months ended September 30, 2007 as compared to the comparable period in 2006 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

During the first quarter of 2007, we discontinued our activities in the sub-prime residential mortgage market in response to increased market risk experienced within the industry associated with these product lines. While we continue to be susceptible to the risk of future repurchases of loans associated with the sales of these loans, such risk has declined throughout the remainder of 2007 as we initially expected. Our repurchases of mortgage loans sold with recourse has declined to $6.3 million for the third quarter of 2007, compared to $17.2 million for the second quarter of 2007, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans and Allowance for Loan Losses." Our reduced activities within the sub-prime market have resulted in a decline in our noninterest income, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

During the three and nine months ended September 30, 2007, our asset-sensitive position and overall susceptibility to market risks have not changed materially.



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

                           PART II - OTHER INFORMATION


                                ITEM 6 - EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

           Exhibit Number                     Description
           --------------                     -----------

               4.1       Indenture  between First Banks,  Inc., as Company,  and
                         LaSalle Bank National Association,  as Trustee,   dated
                         as of August 31, 2007 - filed herewith.

               4.2 Amended and Restated Declaration of Trust of First Bank Statutory Trust X by and among LaSalle National Trust Delaware, as Delaware Trustee, LaSalle Bank National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of August 31, 2007 - filed herewith.

               4.3 Guarantee Agreement by and between First Banks, Inc. and LaSalle Bank National Association, dated as of August 31, 2007 - filed herewith.

               4.4 Placement Agreement by and among First Bank Statutory Trust X, as Issuer, First Banks, Inc., as Sponsor, and Cohen & Company, as Placement Agent, dated as of August 29, 2007 - filed herewith.

               4.5       Junior  Subordinated  Debt Security due  2037 of  First
                         Banks,   Inc., dated  as  of  August 31,   2007 - filed
                         herewith.

               4.6 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust X, dated as of August 31, 2007 - filed herewith.

               4.7 Capital Securities Certificate P-001 of First Bank Statutory Trust X, dated as of August 31, 2007 - filed herewith.

               4.8       Indenture  between  First  Banks,   Inc.,   as  Issuer,
                         and Wilmington Trust Company, as Trustee, dated as of September 20, 2007 - filed herewith.

               4.9 Amended and Restated Declaration of Trust of First Bank Statutory Trust IX by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of September 20, 2007 - filed herewith.

               4.10 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of September 20, 2007 - filed herewith.

               4.11 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust IX and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, dated as of September 13, 2007 - filed herewith.

               4.12 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of September 20, 2007 - filed herewith.

               4.13 Capital Securities Subscription Agreement by and among First Bank Statutory Trust IX, First Banks, Inc. and Preferred Term Securities XXVII, Ltd., dated as of September 20, 2007 - filed herewith.

               4.14 Capital Securities Subscription Agreement by and among First Bank Statutory Trust IX, First Banks, Inc. and First Tennessee Bank National Association, dated as of September 20, 2007 - filed herewith.

               4.15      Capital  Securities  Certificate   P-1  of   First Bank
                         Statutory Trust IX, dated as of September 20, 2007 - filed herewith.

               4.16      Capital  Securities  Certificate P-2   of   First  Bank
                         Statutory Trust IX, dated as of September 20, 2007 - filed herewith.

               4.17      Indenture  between First Banks, Inc.,  as  Issuer,  and
                         Wilmington   Trust   Company,  as Trustee,  dated as of
                         September 28, 2007 - filed herewith.

               4.18 Amended and Restated Declaration of Trust of First Bank Statutory Trust XI by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of September 28, 2007 - filed herewith.

               4.19 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of September 28, 2007 - filed herewith.

               4.20 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust XI and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, dated as of September 27, 2007 - filed herewith.

               4.21 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of September 28, 2007 - filed herewith.

               4.22 Capital Securities Subscription Agreement by and among First Bank Statutory Trust XI, First Banks, Inc. and First Tennessee Bank National Association, dated as of September 28, 2007 - filed herewith.

               4.23      Capital  Securities   Certificate P-1   of  First  Bank
                         Statutory Trust XI, dated as of September 28, 2007 - filed herewith.

                10 Secured Credit Agreement ($125.0 million Revolving Credit Facility, Including $10.0 million Swingline Sub-Facility and $5.0 million Letter of Credit Sub-Facility), dated as of August 8, 2007, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association - filed herewith.

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



Date:  November 14, 2007

                                 FIRST BANKS, INC.


                                 By:  /s/  Terrance M. McCarthy
                                     -------------------------------------------
                                           Terrance M. McCarthy
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                 By:  /s/  Lisa K. Vansickle
                                     -------------------------------------------
                                           Lisa K. Vansickle
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)