Form 10-K
period 2007-12-31
FIRST BANKS, INC
filed 2008-03-26
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
        Large accelerated filer [ ]                        Accelerated filer [ ]
        Non-accelerated  filer [X] (Do not check
          if a smaller reporting company)          Smaller reporting company [ ]

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

        At March 26, 2008, there were 23,661 shares of the registrant's common stock outstanding.

                                                 FIRST BANKS, INC.

                                          2007 ANNUAL REPORT ON FORM 10-K

                                                TABLE OF CONTENTS
                                                                                                            Page
                                                                                                            ----
                                                      Part I
     Item 1.    Business...............................................................................       1
     Item 1A.   Risk Factors...........................................................................      12
     Item 1B.   Unresolved Staff Comments..............................................................      14
     Item 2.    Properties.............................................................................      14
     Item 3.    Legal Proceedings......................................................................      14
     Item 4.    Submission of Matters to a Vote of Security Holders....................................      15

                                                      Part II
     Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities..........................................      15
     Item 6.    Selected Financial Data................................................................      16
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................................      17
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................      51
     Item 8.    Financial Statements and Supplementary Data............................................      51
     Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...........................................................      51
     Item 9A.   Controls and Procedures................................................................      52
     Item 9B.   Other Information......................................................................      52

                                                      Part III
     Item 10.   Directors, Executive Officers and Corporate Governance.................................      53
     Item 11.   Executive Compensation.................................................................      57
     Item 12.   Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters....................................................      62
     Item 13.   Certain Relationships and Related Transactions, and Director Independence..............      63
     Item 14.   Principal Accounting Fees and Services.................................................      64

                                                      Part IV
     Item 15.   Exhibits, Financial Statement Schedules................................................      65

     Signatures........................................................................................     115

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as: "will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio, including our real estate concentration, without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include: our ability to consummate pending acquisitions; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. Refer to further discussion under "Business --Item 1A Risk Factors" for factors that may impact these forward-looking statements. We do not have a duty to and will not update these forward-looking statements. Readers of this Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

                                     PART I

Item 1.  Business

General. We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, and SFC's majority-owned subsidiary bank, First Bank, both headquartered in St.
Louis, Missouri. In conjunction with the acquisition of Coast Financial Holdings, Inc., or CFHI, on November 30, 2007, First Bank issued one million shares of Class B non-voting common stock to CFHI, and thus, First Bank became 96.89% owned by SFC and 3.11% owned by CFHI. First Bank operates through its subsidiaries, as listed below, and its branch banking offices. First Bank's subsidiaries are wholly owned, except for SBLS LLC, which was 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. as of December 31, 2007.

     >>   First Bank Business Capital, Inc.;
     >>   Missouri Valley Partners, Inc., or MVP;
     >>   Adrian N. Baker & Company, or Adrian Baker;
     >>   Universal  Premium   Acceptance   Corporation  and  its  wholly  owned
          subsidiary, UPAC of California, Inc., or collectively, UPAC; and
     >>   Small Business Loan Source LLC, or SBLS LLC.

First Bank currently operates 217 branch offices in California, Florida, Illinois, Missouri and Texas, with 253 automated teller machines, or ATMs, across the five states. Over the last ten years, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. At December 31, 2007, we had assets of $10.90 billion, loans, net of unearned discount, of $8.88 billion, deposits of $9.15 billion and stockholders' equity of $867.5 million.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from our loan and investment security portfolios, service charges and fees generated from our deposit products and services, and fees generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas, and Florida, including Bradenton and the greater Tampa metropolitan area. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through our subsidiaries, SBLS LLC and UPAC.

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


                                      Date of                                 Interest     Preferred     Subordinated
        Name of Trust             Trust Formation      Type of Offering         Rate       Securities     Debentures
        -------------             ---------------      ----------------         ----       ----------     ----------

First Preferred Capital Trust IV   January 2003      Publicly Underwritten      8.15%     $46,000,000    $47,422,700
First Bank Statutory Trust          March 2003         Private Placement        8.10%      25,000,000     25,774,000
First Bank Statutory Trust II     September 2004       Private Placement      Variable     20,000,000     20,619,000
Royal Oaks Capital Trust I         October 2004        Private Placement      Variable      4,000,000      4,124,000
First Bank Statutory Trust III     November 2004       Private Placement      Variable     40,000,000     41,238,000
First Bank Statutory Trust IV      February 2006       Private Placement      Variable     40,000,000     41,238,000
First Bank Statutory Trust V         April 2006        Private Placement      Variable     20,000,000     20,619,000
First Bank Statutory Trust VI        June 2006         Private Placement      Variable     25,000,000     25,774,000
First Bank Statutory Trust VII     December 2006       Private Placement      Variable     50,000,000     51,547,000
First Bank Statutory Trust VIII    February 2007       Private Placement      Variable     25,000,000     25,774,000
First Bank Statutory Trust X        August 2007        Private Placement      Variable     15,000,000     15,464,000
First Bank Statutory Trust IX     September 2007       Private Placement      Variable     25,000,000     25,774,000
First Bank Statutory Trust XI     September 2007       Private Placement      Variable     10,000,000     10,310,000


Strategy. In the development of our banking franchise, we have focused on building and reorganizing our infrastructure as necessary to accomplish our objectives for organic growth, and to supplement this growth with de novo and acquisition strategies to further expand our banking franchise. Our organization is structured to leverage a strong sales force in each of our major market areas in an effort to continue to provide quality financial products and the highest level of customer service to our expanding customer base. Within the individual markets, the sales organization is supported by a regional structure to position it to serve the market opportunities within each area in the five states in which we operate. We are committed to serving the small business and mid-sized commercial segments along with the retail consumer market. We have devoted significant resources to improving our infrastructure dedicated to rapid approval, underwriting and documentation of consumer loans, strengthening our small business services area, increasing our commercial business development staff, reorganizing our marketing and product management areas, improving the quality and depth of our regional commercial and consumer management groups, and increasing resources for financial service product line and delivery systems, branch development and training, and administrative and operational support.

In the past three years, we have added two business lines, including an insurance premium financing company and an insurance brokerage agency, providing our customers with new and expanded products and services to complement our existing line of financial services. In line with our small business lending strategy, we segmented the loan origination and servicing functions and added new business development officers throughout our markets. Through our acquisition of CFHI on November 30, 2007, we entered a fifth state, expanding our banking franchise by 20 branch offices in Florida's Manatee, Pinellas, Hillsborough and Pasco counties. Our entrance into Florida should provide further opportunities for growth and delivery of our full range of financial products and services. We further expanded our banking franchise in the Houston and Dallas markets, as well as in southern California. With the significant expansion of our Chicago banking franchise over recent years, we have created a complete regional structure in the Chicago area as well as three additional commercial banking groups to enable our credit administration, commercial real estate and commercial and industrial banking groups, branch administration, credit review, and human resources and training functions to better serve our customers and employees. We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have led to certain increased capital expenditures and noninterest expenses, we expect they will lead to additional internal growth, more efficient operations and improved profitability over the long term, in accordance with our long-term corporate vision.

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

Recognizing these facts, we generally follow certain patterns in our acquisitions. First, we generally acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. We attribute this approach to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. We may, however, periodically acquire larger institutions that provide us with the opportunity to rapidly expand our market presence in a highly desired market area. Secondly, in some acquisitions, we may acquire institutions having significant asset-quality, ownership, legal, regulatory or other problems. We seek to address the risks of these issues by adjusting the acquisition pricing, accompanied by appropriate remedial attention after consummation of the transaction. In these institutions, these issues may diminish their attractiveness to other potential acquirers, and therefore may reduce the amount of acquisition premium required. Finally, we may pursue our acquisition strategy in other geographic areas, or pursue internal growth more aggressively because cash transactions may not be economically viable in extremely competitive acquisition markets.

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

Our business strategy also encompasses the opening of de novo branch offices as another means of achieving our growth objectives, particularly when our acquisition prospects are somewhat limited, primarily due to the market environment requiring significantly higher premiums in order to transact financial institution acquisitions. Our de novo branch strategy also provides similar opportunities to our acquisition strategy by allowing us to enhance our presence in our existing markets and enter new markets. Additionally, we generally have more flexibility in selecting the most opportunistic sites for our de novo branches, constructing the branch offices in accordance with our standard business model and marketing and promoting our customized products and services under our long-established trade name. We opened nine de novo branch offices over the past three years and have plans underway to open several de novo branch offices over the next few years. We expect to further concentrate our efforts on this portion of our business strategy while continuing to identify viable acquisition candidates at reasonable acquisition premiums that are commensurate with our established acquisition strategy.

Acquisitions. In the continuing development of our banking franchise, we emphasize acquiring other financial institutions and financial services companies as one means of achieving our growth objectives. After we consummate an acquisition, we expect to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer base, strengthening particular segments of the business or filling voids in the overall market coverage.

During the three years ended December 31, 2007, we completed ten bank acquisitions, four branch office purchases, and the acquisition of an insurance premium financing company and an insurance brokerage agency. As demonstrated in the following table, our acquisitions during the past three years have expanded our banking franchise to a fifth state with our entrance into the Florida market, significantly increased our banking franchise presence in the dynamic market areas of Houston, Dallas and southern California, and further augmented our existing markets in metropolitan Chicago and the Midwest. We funded these acquisitions from available cash reserves, borrowings under our secured credit facility and proceeds from the issuance of subordinated debentures.

These transactions, which are further described in Note 2 to our Consolidated Financial Statements, are summarized as follows:

                                                Loans,                                                         Net
                                                Net of                                         Goodwill      Banking
          Entity /                   Total     Unearned   Investment              Purchase     and Other    Locations
        Closing Date                 Assets    Discount   Securities   Deposits     Price     Intangibles   Acquired
        ------------                 ------    --------   ----------   --------     -----     -----------   --------
                                                         (dollars expressed in thousands)
2007
----
   Coast Financial Holdings, Inc.
     Bradenton, Florida
     November 30, 2007             $ 660,400    518,000     70,400      628,100     12,100       10,600        20

   Royal Oaks Bancshares, Inc.
     Houston, Texas
     February 28, 2007               206,900    175,500      4,100      159,100     38,600       27,700         6
                                   ---------    -------     ------      -------    -------      -------        --
                                   $ 867,300    693,500     74,500      787,200     50,700       38,300        26
                                   =========    =======     ======      =======    =======      =======        ==

2006
----
   MidAmerica National Bank
     Peoria and Bloomington,
     Illinois
     Branch Offices (1)
     November 10, 2006             $ 158,300    154,100         --       48,200         --        2,400         1

   First Bank of Beverly Hills
     Beverly Hills, California
     Branch Office (2)
     November 3, 2006                157,500         --         --      156,100         --        8,700         1

   TeamCo, Inc.
     Oak Lawn, Illinois
     August 31, 2006                  67,900     43,100     16,100       60,100     13,900        9,600         2

   San Diego Community Bank
     Chula Vista, California
     August 15, 2006                  91,700     78,600      2,800       76,100     25,500       11,200         3

   Universal Premium Acceptance
     Corporation
     Lenexa, Kansas
     May 31, 2006                    152,800    149,200         --           --     52,700 (3)   44,700        --

   First Independent National Bank
     Plano, Texas
     May 1, 2006                      68,200     59,600        800       55,500     19,200       11,800         3

   Pittsfield Community
     Bancorp, Inc.
     Pittsfield, Illinois (4)
     April 28, 2006                   17,600     11,100      3,300       12,300      5,100        1,300        --

   Adrian N. Baker & Company
     Clayton, Missouri
     March 31, 2006                    3,000         --         --           --      7,400        9,500        --

   Dallas National Bank
     Richardson, Texas
     Branch Office (5)
     January 20, 2006                  1,100        100         --        1,100         --           --         1

   First National Bank of Sachse
     Sachse, Texas
     January 3, 2006                  76,200     49,300     14,300       66,200     20,800       12,400         1
                                   ---------    -------     ------      -------    -------      -------        --
                                   $ 794,300    545,100     37,300      475,600    144,600      111,600        12
                                   =========    =======     ======      =======    =======      =======        ==


                                                Loans,                                                         Net
                                                Net of                                         Goodwill      Banking
          Entity /                   Total     Unearned   Investment              Purchase     and Other    Locations
        Closing Date                 Assets    Discount   Securities   Deposits     Price     Intangibles   Acquired
        ------------                 ------    --------   ----------   --------     -----     -----------   --------
                                                         (dollars expressed in thousands)
2005
----
   Northway State Bank
     Grayslake, Illinois
     October 31, 2005              $  50,400     41,800         --       45,200     10,300        5,400         1

   International Bank
     of California
     Los Angeles, California
     September 30, 2005              151,600    113,500     14,700      132,100     33,700       15,800         5

   Bank and Trust Company
     Roodhouse, Illinois
     Branch Office (6)
     September 23, 2005                5,000         --         --        5,100         --          100        --

   FBA Bancorp, Inc.
     Chicago, Illinois
     April 29, 2005                   73,300     54,300      5,400       55,700     10,500        4,500         3
                                   ---------    -------     ------      -------    -------      -------        --
                                   $ 280,300    209,600     20,100      238,100     54,500       25,800         9
                                   =========    =======     ======      =======    =======      =======        ==
--------------------------
(1)  The Peoria  and  Bloomington,  Illinois  branch  offices of  MidAmerica  National Bank, or MidAmerica, were acquired  by First Bank through a purchase of certain assets and  assumption of certain liabilities  of the
     branch offices.  Total   assets consisted  primarily  of  loans  and  fixed  assets.  Concurrent  with this transaction, First Bank closed and merged one of the former MidAmerica  banking  offices  into  an existing
     First Bank banking office located in Peoria, Illinois, and,  in addition,  First Bank closed and merged one of its existing banking offices  into  one  of the  former  MidAmerica  banking  offices located in Peoria,
     Illinois.
(2)  The Beverly Hills, California branch office of  First  Bank  of  Beverly  Hills was  acquired by First Bank through a purchase  of  certain  assets and  assumption of certain liabilities  of the branch office. Total assets consisted primarily of cash received upon assumption of the deposit  liabilities and certain assets.
(3)  In conjunction  with  the  acquisition  of  UPAC, First Bank  repaid  in  full the  outstanding  senior and subordinated notes of UPAC, including accumulated accrued and unpaid interest, totaling $125.9 million.
(4)  Community  Bank  operated  two  banking  offices, one  in Pittsfield, Illinois  and  one in Mount Sterling,
     Illinois. On June 16, 2006, First Bank sold the  Mount  Sterling, Illinois  banking  office  to  Beardstown
     Savings, s.b. At the time of the sale, the Mount Sterling banking office had assets of $2.7 million, loans, net of unearned discount, of  $2.4 million, and  deposits  of  $3.7 million.  First Bank  consolidated  its existing banking office in Pittsfield with and into the acquired Pittsfield banking office.
(5)  The Richardson, Texas branch office of Dallas National Bank was acquired by First Bank  through a  purchase of certain assets and assumption of certain  liabilities  of  the  branch  office. Total  assets  consisted primarily of cash received upon assumption of the deposit liabilities and certain assets.
(6)  The Roodhouse, Illinois branch of Bank and Trust Company was acquired by  First Bank  through a purchase of certain assets and assumption of certain liabilities of the branch office. Total assets consisted primarily of cash received upon assumption of the deposit liabilities.

For the years ended December 31, 2007, 2006 and 2005, net income was $57.2 million, $111.7 million and $96.9 million, respectively. Additional information pertaining to our business and results of operations is included in the information set forth in pages 17 through 51 of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in pages 106 through 107 of "Note 20 to our Consolidated Financial Statements," and is incorporated herein by reference. Although we may encounter certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with certain acquisitions. Accordingly, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for further growth through acquisitions and expansionary de novo branch activities.

De Novo Branch Offices. During the three years ended December 31, 2007, we opened the following nine de novo branch offices:

                               Branch Office Location                          Date Opened
                               ----------------------                          -----------
                           Farmington, Missouri                             January 18, 2005
                           St. Louis, Missouri                              January 22, 2007
                           Katy (Houston), Texas                            February 26, 2007
                           Lincoln (Sacramento), California                  March 12, 2007
                           Dardenne Prairie (St. Louis), Missouri              May 9, 2007
                           Chula Vista (San Diego), California                June 25, 2007
                           Brentwood (San Francisco), California           September 24, 2007
                           Shadow Creek Ranch (Houston), Texas              October 15, 2007
                           Valencia (Los Angeles), California               October 29, 2007

Other Corporate Transactions. On July 19, 2007, we completed the sale of two banking offices located in Denton and Garland, Texas (collectively, Texas Branch Offices) to Synergy Bank, SSB, a subsidiary of Premier Bancshares, Inc., resulting in a pre-tax gain of $1.0 million. At the time of the transaction, the Texas Branch Offices had loans, net of unearned discount, of $911,000 and deposits of $52.0 million.

Acquisition and Integration Costs. Certain costs associated with our acquisitions are accrued as of the respective consummation dates, including costs that we incur related to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates, and costs relating to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. A summary of the cumulative acquisition and integration costs attributable to our acquisitions, which were accrued as of the consummation dates of the respective acquisition, are summarized in Note 2 to our Consolidated Financial Statements. These acquisition and integration costs are reflected in accrued and other liabilities in our consolidated balance sheets. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on our consolidated statements of income. We also incur integration costs associated with our acquisitions that are expensed in our consolidated statements of income that relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Comparison of
Results of Operations for 2007 and 2006, and --Comparison of Results of Operations for 2006 and 2005."

Lending Activities. As further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Loans and Allowance for Loan Losses," our business development efforts are primarily focused on the origination of the following general loan types: commercial, financial and agricultural loans; real estate construction and land development loans; commercial real estate mortgage loans; and to a lesser extent, residential real estate mortgage loans. Our lending strategy emphasizes quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, most loans to borrowing entities other than individuals require the guarantee of the parent company or entity sponsor, or in the case of smaller entities, the personal guarantees of the principals. Our enhanced business development resources continue to assist in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management members of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in the portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans that were acquired in certain acquisitions through payments, refinancing with other financial institutions, charge-offs and, in certain instances, sales of loans. As the acquired loan portfolios decrease, we attempt to replenish them with higher yielding loans that are internally generated by our business development function. With our acquisitions, we have expanded our business development function into the newly acquired market areas. We also continued to grow through internal growth. Consequently, in spite of relatively large reductions in certain acquired portfolios, our aggregate loan portfolio, net of unearned discount, has increased 63.5% from $5.43 billion at December 31, 2002, to $8.88 billion at December 31, 2007.

Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio, including lease financing, was $2.38 billion, or 26.8% of total loans, at December 31, 2007, compared to $1.93 billion, or 25.2% of total loans, at December 31, 2006. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers' ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank's geographic trade areas of California, Florida, Illinois, Missouri and Texas that are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.

Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $2.14 billion, or 24.1% of total loans, at
December 31, 2007, compared to $1.83 billion, or 23.9% of total loans, at December 31, 2006. Real estate construction and land development loans include commitments for construction of both residential and commercial properties.
Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the financing from the bank. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in acquisitions from time to time have been related to projects outside our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.

Commercial Real Estate. Our commercial real estate loan portfolio was $2.43 billion, or 27.4% of total loans, at December 31, 2007, compared to $2.20 billion, or 28.7% of total loans, at December 31, 2006. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner's occupancy. The underwriting of owner occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, industrial and warehouse facilities and recreational properties. We typically only finance commercial real estate or rental properties that have lease commitments for a majority of the rentable space.

Residential Real Estate Mortgage. Our residential real estate mortgage loan portfolio was $1.60 billion, or 18.0% of total loans, at December 31, 2007, compared to $1.27 billion, or 16.6% of total loans, at December 31, 2006. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. Although we typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, from time-to-time, we retain certain residential mortgage loans in our loan portfolio as directed by management's business strategies. These strategies are reflected in the expansion of our one-to-four family residential real estate mortgage loans, excluding loans held for sale, since 2004, with a home equity product line campaign in 2004 and our business strategy decision, which began in 2003, to retain a portion of our new loan production in our real estate mortgage portfolio to provide more diversification within our loan portfolio and to compensate for continued weak loan demand in other sectors of our loan portfolio at that time. In addition, in 2005, we began retaining additional mortgage loans in our residential real estate mortgage portfolio, including 15-year fixed rate, conforming conventional adjustable rate mortgages and other similar products, which contributed to an increase in this portion of our loan portfolio and represented a strategy we employed throughout the first and second quarters of 2006 prior to reverting to our longer-term business strategy of selling the majority of our mortgage loan production in the secondary mortgage market.

Throughout 2007, we experienced deterioration in our residential real estate mortgage portfolio, primarily in our sub-prime portfolio (loans that carry a higher interest rate to compensate for increased credit risk). Our involvement in the sub-prime market was limited to the origination and subsequent sale of these loans in the secondary market, and historically represented approximately 40% of our mortgage banking loan origination and sale volumes. Our residential real estate mortgage loans included approximately $54.8 million of sub-prime mortgage loans, representing approximately 0.6% of our total loan portfolio, at December 31, 2007, of which approximately $6.6 million were deemed nonperforming. During the first quarter of 2007, we discontinued loan originations of this product following a decline in bid prices and in market liquidity for these loan products. We expect the declining market conditions associated with our one-to-four family residential mortgage loan portfolio to continue in the near term and we are aggressively addressing the risk in our portfolio through loan sales and other means as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Loans and Allowance for Loan Losses."

Nonperforming Loans. Our nonperforming loans were $202.2 million, $48.7 million and $97.2 million at December 31, 2007, 2006 and 2005, respectively, representing 2.28%, 0.64% and 1.38%, respectively, of total loans. The level of nonperforming loans at December 31, 2007 is significantly higher than our historical averages primarily due to an increase in nonperforming loans in our Northern California real estate portfolio to $99.2 million at December 31, 2007 from $7.9 million at December 31, 2006; the CFHI acquisition, which added nonperforming loans of $45.1 million; and an increase in nonperforming loans within our one-to-four family residential mortgage loan portfolio, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Loans and Allowance for Loan Losses."

Market Areas. As of December 31, 2007, First Bank's 217 banking facilities were located in California, Florida, Illinois, Missouri and Texas. First Bank operates in the St. Louis metropolitan area, in eastern Missouri and throughout Illinois, including Chicago. First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; in Texas in the Houston and Dallas metropolitan areas, and in Florida, including Bradenton and the greater Tampa metropolitan area. Our larger networks of branch offices are located in high growth markets, specifically the Los Angeles, San Francisco, Chicago and Tampa metropolitan areas.

The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2007:

                                                                           Total          Deposits        Number
                                                                         Deposits      as a Percentage      of
                               Geographic Area                         (in millions)  of Total Deposits  Locations
                               ---------------                         -------------  -----------------  ---------

Southern California..................................................    $ 2,172.9           23.8%          42
Northern Illinois (including Chicago metropolitan area)..............      1,572.0           17.2           36
St. Louis, Missouri metropolitan area................................      1,542.3           16.9           33
Northern California..................................................      1,111.5           12.1           20
Central and southern Illinois........................................      1,082.3           11.8           33
Texas................................................................        640.4            7.0           21
Florida..............................................................        614.9            6.7           20
Missouri (excluding the St. Louis metropolitan area).................        412.9            4.5           12
                                                                         ---------          -----          ---
     Total deposits..................................................    $ 9,149.2          100.0%         217
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

Subject to regulatory approval, commercial banks operating in California, Florida, Illinois, Missouri and Texas are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in our service areas.

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

Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8% and the minimum consolidated ratio of Tier I capital (as described below) to risk-adjusted assets required for bank holding companies is 4%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets, which amount is referred to as "Tier I capital." The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital and a limited amount of loan and lease loss reserves, which amount, together with Tier I capital, is referred to as "Total Risk-Based Capital."

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $114.0 million at December 31, 2007, unless prior permission of the regulatory authorities is obtained.

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

The Sarbanes-Oxley Act. In July 2002, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, was enacted. Sarbanes-Oxley imposes a myriad of corporate governance and accounting measures designed to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under securities laws. All public companies that file periodic reports with the United States Securities and Exchange Commission, or SEC, are affected by Sarbanes-Oxley.

Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee's authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue an attestation report on management's report on internal control over financial reporting. As we are a non-accelerated filer and the provisions of Sarbanes-Oxley became effective for us as of December 31, 2007, management's report on internal control over financial reporting was not subject to attestation by the Company's Independent Registered Public Accounting Firm as of December 31, 2007 pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report, as further discussed under "Item 9A -- Controls and Procedures."

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

First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in those systems. First Bank was in compliance with these requirements at December 31, 2007, with investments of $26.3 million in stock of the Federal Reserve Bank of St. Louis and $13.3 million in stock of the Federal Home Loan Bank of Des Moines. First Bank also holds an investment of $794,000 in stock of the Federal Home Loan Bank of San Francisco and $201,000 in stock of the Federal Home Loan Bank of Dallas, as a nonmember, to collateralize certain Federal Home Loan Bank, or FHLB, advances assumed in conjunction with certain acquisition transactions.

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

Employees

As of March 26, 2008, we employed approximately 2,525 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Weakness in the real estate market has adversely affected us and may continue to do so. As discussed under "Business --Lending Activities," we have experienced deterioration within our residential real estate mortgage loan portfolio throughout 2007, primarily in our sub-prime loan portfolio. Our residential real estate mortgage loans were $1.60 billion at December 31, 2007 (including approximately $54.8 million of sub-prime mortgage loans), representing 18.0% of our loan portfolio. The effects of ongoing mortgage market challenges, as well as the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains recognized on the sale of mortgage loans. In the event the allowance for loan losses is insufficient to cover such losses, our earnings, capital, liquidity and financial condition may be adversely affected.

Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. Our expanded level of commercial real estate and construction and development lending may carry with it greater credit risk than the credit risk associated with residential real estate lending. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $2.43 billion and $2.14 billion, respectively, at December 31, 2007, representing 27.4% and 24.1%, respectively, of our loan portfolio. As discussed under "Business --Lending Activities," we have experienced increasing amounts of nonperforming loans within our real estate construction and development portfolio and commercial real estate portfolio, reflective of declining market conditions surrounding land acquisition and development loans, particularly in our Northern California market, as a result of increased developer inventories, slower lot and home sales, and declining market values. Furthermore, problem loans acquired with our bank acquisitions have also significantly contributed to the increasing amounts of nonperforming loans within these loan portfolios. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio. The Department of the Treasury, Federal Reserve and FDIC collectively issued guidance entitled, "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices," that focuses on financial institutions that have high and increasing concentrations of commercial real estate loans on their balance sheets that make them more vulnerable to cyclical commercial real estate markets, and is intended to reinforce the institution's risk management practices and appropriate capital levels associated with these concentrations.

We pursue acquisitions to supplement our internal growth. Acquisitions involve varying degrees of inherent risk that could affect our profitability.
Acquisitions of other banks or businesses may expose us to asset quality problems, higher than anticipated expenses, operational problems or unknown or contingent liabilities, including litigation, of the entities we acquire. If the quantity of these problems exceeds our estimates, our earnings and financial condition may be adversely affected. Furthermore, acquisitions generally require integration of the acquired entity's systems and procedures with ours in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose higher than expected numbers of customers or employees of the acquired business.

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

Geographic distance between our operations increases operating costs and makes efforts to standardize operations more difficult. We operate banking offices in California, Florida, Illinois, Missouri and Texas. The noncontiguous nature of many of our geographic markets increases operating costs and makes it more difficult for us to standardize our business practices and procedures. As a result of our geographic dispersion, we face the following challenges, among others: (a) operation of information technology and item processing functions at remote locations including the transportation of documents and increased communications line charges from various service providers; (b) control of correspondent accounts, reserve balances and wire transfers in different time zones; (c) familiarizing personnel with our business environment, banking practices and customer requirements at geographically dispersed locations; (d) providing administrative support, including accounting, human resources, credit administration, loan servicing, internal audit and credit review at significant distances; and (e) establishing and monitoring compliance with our corporate policies and procedures in different areas.

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

We operate in a highly regulated environment. Recently enacted, proposed and future legislation and regulations may increase our cost of doing business. We and our subsidiaries are subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had and are expected to continue to have a significant impact on the financial services industry. Expansion of our banking franchise into Florida subjects us to legislation and regulations applicable to that state, which may also increase our costs of doing business in that market. Some of the legislative and regulatory changes, including the Sarbanes-Oxley Act and the USA Patriot Act, have and are expected to continue to increase our costs of doing business, particularly personnel and technology expenses necessary to maintain compliance with the expanded regulatory requirements. Additionally, the legislative and regulatory changes could reduce our ability to compete in certain markets, as further discussed under "Business --Supervision and Regulation."

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 1,791 square feet is currently leased to others. Of our other 216 offices and four operations and administrative facilities at December 31, 2007, 115 are located in buildings that we own and 105 are located in buildings that we lease.

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

Item 3.   Legal Proceedings

CFHI Securities Litigation. Prior to our acquisition of CFHI, CFHI and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the Court) alleging violations of the federal securities laws, the first of which was filed with the Court on March 20, 2007 (the Securities Actions). On June 22, 2007, the Court entered an order pursuant to which the Court (i) consolidated the Securities Actions, with the matter proceeding under the docket for Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-429-T-26-EAJ and (ii) appointed Troy Ratcliff and Daniel Altenburg (the Lead Plaintiffs) as lead plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

Subsequently, on or about August 24, 2007, the Lead Plaintiffs filed a consolidated amended class action complaint (the Amended Complaint). The Amended Complaint added as defendants (i) the then current members of CFHI's Board of Directors, (ii) one former member of CFHI's Board of Directors, (iii) the underwriters of CFHI's October 5, 2005 public offering of common stock, and (iv) CFHI's external auditors.

The Amended Complaint was brought on behalf of a putative class of purchasers of CFHI's common stock between January 21, 2005 and January 22, 2007. In general, the Amended Complaint alleges that CFHI's SEC filings and public statements contained misstatements and omissions regarding its residential construction-to-permanent lending operations and, more specifically, regarding a home builder and its affiliates and that CFHI's financial statements violated U.S. generally accepted accounting principles. The Amended Complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On August 30, 2007, the Lead Plaintiffs filed a notice with the Court voluntarily dismissing their claims against Anne V. Lee and Justin D. Locke without prejudice.

CFHI filed a motion to dismiss the Amended Complaint on December 3, 2007. The Lead Plaintiffs filed an omnibus opposition to CFHI's motion to dismiss on February 1, 2008.

Other. In the ordinary course of business, we and our subsidiaries become involved in legal proceedings other than those discussed above. Our management, in consultation with legal counsel, believes the ultimate resolution of these existing proceedings will not have a material adverse effect on our business, financial condition or results of operations.

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

Dividends. In recent years, we have paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock, and have paid no dividends on our Common Stock. Our ability to pay dividends is limited by regulatory requirements and our secured credit agreement, and by the receipt of dividend payments from First Bank, which is also subject to regulatory requirements. The dividend limitations are further described in Note 11 and Note 22 to our Consolidated Financial Statements appearing elsewhere in this report.

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


                                                                  As of or For the Year Ended December 31, (1)
                                                         --------------------------------------------------------------
                                                              2007        2006        2005        2004        2003
                                                              ----        ----        ----        ----        ----
                                                        (dollars expressed in thousands, except share and per share data)

Income Statement Data:
    Interest income....................................  $   699,913     646,304     493,940     394,782     391,153
    Interest expense...................................      316,461     261,862     168,259      94,767     104,026
                                                         -----------  ----------  ----------  ----------  ----------
      Net interest income..............................      383,452     384,442     325,681     300,015     287,127
    Provision for loan losses..........................       75,000      12,000      (4,000)     25,750      49,000
                                                         -----------  ----------  ----------  ----------  ----------
      Net interest income after provision for
        loan losses....................................      308,452     372,442     329,681     274,265     238,127
    Noninterest income.................................      103,269     112,943      96,085      87,199      87,519
    Noninterest expense................................      344,250     319,216     277,638     233,218     226,880
                                                         -----------  ----------  ----------  ----------  ----------
      Income before provision for income taxes
        and minority interest in income (loss)
        of subsidiary..................................       67,471     166,169     148,128     128,246      98,766
    Provision for income taxes.........................       10,159      55,062      52,509      45,338      35,955
                                                         -----------  ----------  ----------  ----------  ----------
      Income before minority interest in income
        (loss) of subsidiary...........................       57,312     111,107      95,619      82,908      62,811
    Minority interest in income (loss) of subsidiary...           78        (587)     (1,287)         --          --
                                                         -----------  ----------  ----------  ----------  ----------
      Net income.......................................  $    57,234     111,694      96,906      82,908      62,811
                                                         ===========  ==========  ==========  ==========  ==========

Dividends:
    Preferred stock....................................  $       786         786         786         786         786
    Common stock.......................................           --          --          --          --          --
    Ratio of total dividends declared to net income....         1.37%       0.70%       0.81%       0.95%       1.25%

Per Share Data:
    Earnings per common share:
      Basic............................................  $  2,385.68    4,687.38    4,062.36    3,470.80    2,621.39
      Diluted..........................................     2,379.45    4,630.72    4,007.46    3,421.58    2,588.31
    Weighted average shares of common stock
      outstanding......................................       23,661      23,661      23,661      23,661      23,661

Balance Sheet Data:
    Investment securities..............................  $ 1,019,271   1,464,946   1,340,783   1,813,349   1,049,714
    Loans, net of unearned discount....................    8,883,254   7,666,481   7,020,771   6,137,968   5,328,075
    Total assets.......................................   10,897,360  10,158,714   9,170,333   8,732,841   7,106,940
    Total deposits.....................................    9,149,193   8,443,086   7,541,831   7,151,970   5,961,615
    Other borrowings...................................      376,123     373,899     539,174     594,750     273,479
    Notes payable......................................       39,000      65,000     100,000      15,000      17,000
    Subordinated debentures............................      353,752     297,966     215,461     273,300     209,320
    Common stockholders' equity........................      854,425     787,372     665,875     587,830     536,752
    Total stockholders' equity.........................      867,488     800,435     678,938     600,893     549,815

Earnings Ratios:
    Return on average assets...........................         0.55%       1.16%       1.10%       1.10%       0.87%
    Return on average stockholders' equity.............         6.83       15.26       15.11       14.44       11.68
    Net interest margin (2)............................         4.07        4.36        4.01        4.36        4.45
    Efficiency ratio (3)...............................        70.73       64.18       65.83       60.23       60.56
    Tangible efficiency ratio (3)......................        68.18       62.53       64.68       59.48       59.89

Asset Quality Ratios:
    Allowance for loan losses to loans.................         1.90%       1.90        1.93        2.46        2.19
    Nonperforming loans to loans (4)...................         2.28        0.64        1.38        1.40        1.41
    Allowance for loan losses to nonperforming
        loans (4)......................................        83.27      299.05      139.23      175.65      154.52
    Nonperforming assets to loans and other
        real estate (5)................................         2.40        0.72        1.41        1.46        1.62
    Net loan charge-offs to average loans..............         0.83        0.09        0.21        0.45        0.61

Capital Ratios:
    Average total stockholders' equity to average
        total assets...................................         8.10        7.61        7.28        7.61        7.48
    Total risk-based capital ratio.....................        10.09       10.25       10.14       10.61       10.27
    Leverage ratio.....................................         8.32        8.13        8.13        7.89        7.62

-----------------------------
(1) The comparability of the selected data presented is affected by the acquisitions of 13 banks, an insurance brokerage agency, an insurance premium financing company, a loan origination business and five branch offices during the five-
    year period ended December 31, 2007. The selected  data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.
(2) Net interest margin is the ratio of net interest income (expressed on a  tax-equivalent basis)  to average interest-
    earning assets.
(3) Efficiency ratio  is  the  ratio  of  noninterest  expense to the sum of net interest income and noninterest income.
    Tangible efficiency ratio is the ratio of noninterest expense (excluding amortization of intangible assets)  to  the sum of net interest income and noninterest income.
(4) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(5) Nonperforming assets consist of nonperforming loans and other real estate.

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

RESULTS OF OPERATIONS

Overview

Net income was $57.2 million, $111.7 million and $96.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our return on average assets and our return on average stockholders' equity were 0.55% and 6.83%, respectively, for the year ended December 31, 2007, compared to 1.16% and 15.26%, respectively, for 2006, and 1.10% and 15.11%, respectively, for 2005. Our earnings levels reflect the following:

     >> a provision for loan losses of $75.0 million for the year ended December 31, 2007, compared to $12.0 million in 2006 and a negative provision for loan losses of $4.0 million in 2005;

     >> net interest income of $383.5 million for the year ended December 31, 2007, compared to $384.4 million in 2006 and $325.7 million in 2005, which contributed to a decline in our net interest margin to of 4.07% for the year ended December 31, 2007, compared to 4.36% in 2006 and 4.01% in 2005;

     >> gains on loans sold and held for sale of $14.1 million for the year ended December 31, 2007, compared to $26.0 million in 2006 and $20.8 million in 2005;

     >> noninterest expense of $344.3 million for the year ended December 31, 2007, compared to $319.2 million in 2006 and $277.6 million in 2005; and

     >> a provision for income taxes of $10.2 million for the year ended December 31, 2007, compared to $55.1 million in 2006 and $52.5 million in 2005.

The increase in the provision for loan losses in 2007 was primarily driven by increased net loan charge-offs and a decline in asset quality related to our one-to-four family residential mortgage and real estate construction and development loan portfolios, as further discussed under "--Provision for Loan Losses."

The declines in our net interest income and our net interest margin in 2007 primarily resulted from an increase in higher priced deposit accounts and pressures on loan yields as a result of competitive conditions within our markets, as further discussed under "--Net Interest Income."

The decrease in gain on loans sold and held for sale in 2007 primarily resulted from a decrease in the volume of loans originated and sold. The decrease in volume is primarily attributable to the discontinuation of the origination and subsequent sale of sub-prime loans in February of 2007, as well as overall market disruption, as further discussed under "--Noninterest Income."

The overall increase in the level of noninterest expense for 2007 reflects increased salaries and employee benefits expense, occupancy and furniture and equipment expenses and amortization of intangible assets, commensurate with the significant expansion of our branch office network resulting from our acquisitions of an insurance premium financing company and an insurance brokerage agency in 2006, the addition of 38 branch offices associated with acquisitions in 2006 and 2007 and the opening of eight de novo branch offices during 2007, in addition to certain other nonrecurring expenses incurred in 2007, primarily related to profit improvement initiatives and other items, as further discussed under "--Noninterest Expense."

Our earnings in 2006 were driven by an 18.0% increase in net interest income and a 17.5% increase in noninterest income. Our average interest-earning assets increased 8.7% and, coupled with higher prevailing interest rates, contributed to a $58.8 million increase in net interest income and improvement in our net interest margin, which increased 35 basis points to 4.36% for 2006, from 4.01% for 2005. Noninterest income increased to $112.9 million in 2006, from $96.1 million in 2005. The increases in net interest income and noninterest income were partially offset by an increase in our provision for loan losses and higher levels of noninterest expense. Noninterest expense increased 15.0% to $319.2 million in 2006, from $277.6 million in 2005. The increased expenses are commensurate with significant expansion of our branch office network and employee base in several key markets resulting from our acquisitions of other financial institutions in 2005 and 2006, and the acquisition of an insurance premium financing company and an insurance brokerage agency in 2006. Our aggressive and diligent efforts to improve asset quality resulted in a 44.4% reduction in nonperforming assets during 2006.

Financial Condition and Average Balances

Our average total assets were $10.34 billion for the year ended December 31, 2007, compared to $9.61 billion and $8.81 billion for the years ended December 31, 2006 and 2005, respectively, reflecting increases of $727.8 million and $797.7 million, respectively. Our total assets increased to $10.90 billion at December 31, 2007, compared to $10.16 billion and $9.17 billion at December 31, 2006 and 2005, respectively, representing increases of $738.6 million and $988.4 million, respectively. We attribute the increase in our total assets in 2007 and 2006 to a combination of organic growth and growth through acquisitions in our target markets completed during the past three years, including our acquisition of CFHI in late 2007 which expanded our banking franchise to the Florida market, and the acquisition of two financial service companies, an insurance premium financing company and an insurance brokerage company, thereby providing our business with new opportunities, and expanding the broad array of products and services available to our customers. Our acquisitions completed in 2005, 2006 and 2007 provided total assets at the time of the transactions of $280.3 million, $794.3 million and $867.3 million, in aggregate, respectively, as well as the related intangible assets associated with these transactions.

Our interest-earning assets averaged $9.47 billion for the year ended December 31, 2007, compared to $8.86 billion and $8.15 billion for the years ended December 31, 2006 and 2005, respectively, while our interest-bearing liabilities averaged $8.15 billion for the year ended December 31, 2007, compared to $7.50 billion and $6.82 billion for the years ended December 31, 2006 and 2005, respectively. Funds available from increased average deposits of $648.8 million were primarily used to fund an increase in average loans of $597.5 million in 2007. During 2006, we used funds from the growth of average deposits of $809.9 million and maturities of investment securities to fund internal loan growth and to reinvest in higher-yielding investment securities in 2006. Our average other borrowings declined $18.8 million and $191.2 million during 2007 and 2006, respectively, as a result of a net reduction of certain term repurchase agreements utilized in conjunction with our interest rate risk management program, as further described below. We issued additional subordinated debentures in 2006 and 2007, as further described below, which we primarily used to fund our bank acquisitions and to refinance existing, higher-cost subordinated debentures in December 2006 and April 2007 on their optional call dates, as further described below.

Average loans, net of unearned discount, were $8.07 billion, $7.47 billion and $6.44 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Our acquisitions completed during 2006 and 2007 provided total loans, net of unearned discount, of $545.1 million and $693.5 million, respectively. Funds available from deposit growth were used to fund loan growth. Internal loan growth of $697.5 million for 2007 was partially offset by the securitization and subsequent sale of certain residential mortgage loans held in portfolio, and the sale and/or payoff of certain nonperforming and other loans in our residential mortgage loan and commercial real estate loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses." Internal loan growth of $584.2 million for 2006 reflects management's business strategy decision to retain certain mortgage loan production in our residential real estate mortgage portfolio during the first half of 2006, partially offset by the securitization of certain residential mortgage loans in early 2006 which shifted these assets to available-for-sale investment securities, the sale of certain residential mortgage loans and certain nonperforming and other loans in our commercial and commercial real estate loan portfolios, and the payoff of two significant nonperforming loans, totaling $27.3 million in aggregate, that were included in our held for sale portfolio, as further discussed under "--Loans and Allowance for Loan Losses." The increase in average loans for 2007 compared to 2006 primarily reflects: an increase in average commercial, financial and agricultural loans of $329.7 million; an increase in average real estate construction and development loans of $211.0 million; and an increase in average real estate mortgage loans of $152.2 million; partially offset by a decrease in average loans held for sale of $112.4 million. The increase in average loans for 2006 compared to 2005 primarily reflects: an increase in average commercial, financial and agricultural loans of $215.2 million; an increase in average real estate construction and development loans of $367.2 million; an increase in average real estate mortgage loans of $374.2 million; and an increase in average loans held for sale of $83.6 million.

Investment securities averaged $1.27 billion for the years ended December 31, 2007 and 2006, compared to $1.64 billion for the year ended December 31, 2005. Funds provided by maturities of investment securities in 2007 were primarily used to fund internal loan growth. Securities provided by our bank acquisitions completed in 2007 were $74.5 million. Furthermore, we liquidated our trading portfolio in July 2007, reflecting a decrease from the portfolio balance of $81.2 million at December 31, 2006. Average short-term investments increased $13.7 million to $130.3 million for the year ended December 31, 2007, from $116.6 million in 2006. Funds available from maturities of investment securities, deposit growth and excess short-term investments were utilized to fund internal loan growth during the majority of 2006, and the remaining funds were reinvested in higher-yielding investment securities. These securities purchases primarily occurred late in 2006 and resulted from funds available from deposit growth in excess of loan demand. The sale of available-for-sale investment securities associated with the termination of $200.0 million of term repurchase agreements in the first half of 2006 was partially offset by an increase in the securities portfolio due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio, an increase in our trading securities portfolio of $77.8 million, and the addition of $37.3 million of securities obtained with our bank acquisitions completed in 2006.

Nonearning assets averaged $866.9 million, $754.7 million and $662.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increases in 2007 and 2006 are largely attributable to our acquisitions, which increased our capital expenditures, thus contributing to an overall increase in bank premises and equipment, partially offset by continued related depreciation and amortization, and an increase in intangible assets recognized in conjunction with the acquisitions. In addition, purchases of land, bank premises and equipment for future de novo branch offices further contributed to the overall increases in nonearning assets during these periods. Goodwill and other intangible assets recorded in conjunction with our acquisitions completed in 2007 and 2006 were $38.3 million and $111.6 million in aggregate, respectively. Average deferred income taxes were $102.9 million, $121.2 million and $127.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of our derivative financial instruments averaged $2.2 million, ($4.0) million and ($3.1) million for the years ended December 31, 2007, 2006 and 2005, respectively, and reflect changes in the fair value of certain derivative financial instruments and the maturity and/or termination of certain of our interest rate swap agreements during 2006 and 2007, as further discussed under "--Interest Rate Risk Management" and in Note 5 to our Consolidated Financial Statements.

Deposits averaged $8.66 billion, $8.01 billion and $7.20 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Our year-end deposits were $9.15 billion, $8.44 billion and $7.54 billion at December 31, 2007, 2006 and 2005, respectively, reflecting increases of $706.1 million, $901.3 million and $389.9 million for 2007, 2006 and 2005, respectively. The increases in 2007 and 2006 were attributable to organic growth stemming from our deposit development programs throughout the periods, including enhanced product and service offerings coupled with marketing campaigns, in addition to our acquisitions of banks and/or branches that were completed in 2006 and 2007, which provided aggregate deposits of $475.6 million and $787.2 million, respectively, at the time of their acquisition. The change in the composition of our deposit mix during 2007 reflects organic growth in our savings, money market and time deposits attributable to our continued focus on marketing these deposit products, our deposit pricing strategies and our ongoing efforts to further develop multiple account relationships. On July 19, 2007, we sold our two banking offices located in Denton and Garland, Texas, which resulted in a decrease in deposits of $52.0 million. The change in the composition of our deposit mix during 2006 reflects continued efforts to expand our existing customer relationships by increasing the number and types of products provided, efforts to increase transactional accounts, such as savings and demand accounts through our deposit development campaigns, coupled with trends toward increased time deposits and higher deposit rates paid on certain products resulting from the highly competitive rate market environment. Average time deposits were $3.86 billion, $3.63 billion and $2.91 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Average demand and savings deposits were $4.80 billion, $4.38 billion and $4.30 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

Other borrowings averaged $361.7 million, $380.5 million and $571.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in the average balances for 2007 reflects the termination of a $100.0 million term repurchase agreement in August 2007 that was entered into in July 2006, partially offset by an increase in daily repurchase agreements, primarily in connection with cash management activities of our commercial deposit customers. The decrease in the average balances for 2006 reflects the termination of $150.0 million and $50.0 million of term repurchase agreements in the first and second quarters of 2006, respectively, partially offset by a $100.0 million term repurchase agreement entered into in July 2006, and the termination of a $50.0 million term repurchase agreement in late 2005, as further described in Note 5 and Note 10 to our Consolidated Financial Statements. We also attribute the decrease to the prepayment of $35.3 million of FHLB advances that were assumed with certain bank acquisitions, and a decrease in daily repurchase agreements.

Our notes payable averaged $34.9 million, $88.8 million and $36.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in 2007 reflects quarterly principal installment payments and additional prepayments of $61.0 million in aggregate on our term loan facility, partially offset by an additional borrowing on our term loan facility of $15.0 million in November 2007 to partially fund our acquisition of CFHI, and borrowings of $20.0 million on our revolving credit facility in December 2007. The increase in 2006 was attributable to the addition of a $100.0 million term loan in conjunction with the restructuring of our overall financing arrangement in 2005, partially offset by the subsequent repayments of $35.0 million of the term loan during 2006, reducing the balance to $65.0 million at December 31, 2006, from $100.0 million at December 31, 2005.

Subordinated debentures issued to our affiliated statutory and business trusts averaged $320.8 million, $281.5 million and $259.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, we issued a total of $77.3 million of variable rate subordinated debentures in private placements through four newly-formed statutory trusts as follows:

     >> $25.8 million issued to First Bank Statutory Trust VIII on February 23, 2007, of which a portion of the proceeds from the issuance of these debentures were utilized to fund our acquisition of Royal Oaks Bancshares, Inc., or Royal Oaks;

     >>   $15.5  million  issued to First Bank  Statutory  Trust X on August 31,
          2007;

     >> $25.8 million issued to First Bank Statutory Trust IX on September 20, 2007; and

     >> $10.3 million issued to First Bank Statutory Trust XI on September 28, 2007.

We also assumed $4.1 million of subordinated debentures with our acquisition of Royal Oaks that Royal Oaks had previously issued to Royal Oaks Capital Trust I. On April 22, 2007, we repaid in full $25.8 million of variable rate subordinated debentures that were issued to First Bank Capital Trust, or FBCT, in conjunction with the redemption of the cumulative variable rate trust preferred securities issued by FBCT. On January 2, 2007, we repaid in full $56.9 million of 9.0% fixed rate subordinated debentures in conjunction with the December 31, 2006 redemption of the trust preferred securities of our former business trust, First Preferred Capital Trust III, as further described in Note 12 to our Consolidated Financial Statements. During 2006, we also issued a total of $139.2 million of variable rate subordinated debentures in private placements through four newly-formed statutory trusts: specifically, $41.2 million issued to First Bank Statutory Trust IV on March 1, 2006; $20.6 million issued to First Bank
Statutory Trust V on April 28, 2006; $25.8 million issued to First Bank Statutory Trust VI on June 16, 2006; and $51.5 million issued to First Bank Statutory Trust VII on December 14, 2006.

Stockholders' equity averaged $837.5 million, $731.9 million and $641.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase for 2007 reflects: net income of $57.2 million; a $2.5 million cumulative effect of a change in accounting principle recorded in conjunction with our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes, or FIN 48, as further discussed in Note 1 and Note 13 to our Consolidated Financial Statements; and an increase of $8.1 million in accumulated other comprehensive income, which was comprised of a $9.1 million increase associated with the change in the fair value of our derivative financial instruments, partially offset by a $1.0 million decrease associated with the change in our unrealized gains and losses on available-for-sale investment securities; and dividends paid on our Class A and Class B preferred stock. The increase for 2006 reflects: net income of $111.7 million; a $6.8 million increase in accumulated other comprehensive income, which was comprised of $4.9 million associated with the change in our unrealized gains and losses on available-for-sale investment securities and $1.9 million associated with the change in the fair value of our derivative financial instruments; partially offset by dividends paid on our Class A and Class B preferred stock.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2007, 2006 and 2005.

                                                                      Years Ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                                2007                            2006                            2005
                                   ------------------------------  ------------------------------  ------------------------------
                                                 Interest                        Interest                        Interest
                                     Average     Income/  Yield/     Average     Income/  Yield/     Average     Income/  Yield/
                                     Balance     Expense   Rate      Balance     Expense   Rate      Balance     Expense   Rate
                                     -------     -------   ----      -------     -------   ----      -------     -------   ----
                                                             (dollars expressed in thousands)

                   ASSETS
                   ------

Interest-earning assets:
  Loans: (1)(2)(3)
    Taxable......................  $ 8,039,922   628,304   7.81%    $7,451,016   580,448   7.79%    $6,422,341   423,361   6.59%
    Tax-exempt (4)...............       29,681     2,340   7.88         21,073     1,623   7.70         14,629     1,129   7.72
  Investment securities:
    Taxable......................    1,233,415    61,785   5.01      1,220,785    57,017   4.67      1,599,161    65,895   4.12
    Tax-exempt (4)...............       39,707     2,468   6.22         47,946     2,885   6.02         45,626     2,675   5.86
  Short-term investments.........      130,283     6,699   5.14        116,630     5,909   5.07         70,251     2,211   3.15
                                   -----------   -------            ----------   -------            ----------   -------
      Total interest-earning
        assets...................    9,473,008   701,596   7.41      8,857,450   647,882   7.31      8,152,008   495,271   6.08
                                                 -------                         -------                         -------
Nonearning assets................      866,907                         754,678                         662,396
                                   -----------                      ----------                      ----------
      Total assets...............  $10,339,915                      $9,612,128                      $8,814,404
                                   ===========                      ==========                      ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand......  $   957,454     9,183   0.96%    $  962,956     8,147   0.85%    $  905,613     4,398   0.49%
    Savings and money market.....    2,613,745    79,804   3.05      2,152,419    53,297   2.48      2,135,156    29,592   1.39
    Time.........................    3,859,552   183,900   4.76      3,631,516   155,252   4.28      2,906,601    93,167   3.21
                                   -----------   -------            ----------   -------            ----------   -------
      Total interest-bearing
        deposits.................    7,430,751   272,887   3.67      6,746,891   216,696   3.21      5,947,370   127,157   2.14
  Other borrowings...............      361,721    16,634   4.60        380,546    16,803   4.42        571,717    18,240   3.19
  Notes payable (5)..............       34,932     2,426   6.94         88,843     5,530   6.22         36,849     2,305   6.26
  Subordinated debentures (3)....      320,840    24,514   7.64        281,500    22,833   8.11        259,214    20,557   7.93
                                   -----------   -------            ----------   -------            ----------   -------
      Total interest-bearing
        liabilities..............    8,148,244   316,461   3.88      7,497,780   261,862   3.49      6,815,150   168,259   2.47
                                                 -------                         -------                         -------
Noninterest-bearing liabilities:
  Demand deposits................    1,232,650                       1,267,681                       1,257,277
  Other liabilities..............      121,484                         114,735                         100,462
                                   -----------                      ----------                      ----------
      Total liabilities..........    9,502,378                       8,880,196                       8,172,889
Stockholders' equity.............      837,537                         731,932                         641,515
                                   -----------                      ----------                      ----------
      Total liabilities and
        stockholders' equity.....  $10,339,915                      $9,612,128                      $8,814,404
                                   ===========                      ==========                      ==========
Net interest income..............                385,135                         386,020                         327,012
                                                 =======                         =======                         =======
Interest rate spread.............                          3.53                            3.82                            3.61
Net interest margin (6)..........                          4.07%                           4.36%                           4.01%
                                                           ====                            ====                            ====

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effects of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately
    $1.7 million, $1.6 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(5) Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of  these  fees, the interest rates paid were 6.41%, 6.11% and 4.93% for the years ended December 31, 2007, 2006 and 2005, respectively.
(6) Net interest margin is  the ratio  of net  interest  income (expressed  on a tax-equivalent basis)  to average  interest-earning assets.


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


                                                         Increase (Decrease) Attributable to Change in:
                                             ---------------------------------------------------------------------
                                                   2007 Compared to 2006               2006 Compared to 2005
                                             ---------------------------------   ---------------------------------
                                                                        Net                                 Net
                                               Volume       Rate       Change      Volume       Rate       Change
                                               ------       ----       ------      ------       ----       ------
                                                                (dollars expressed in thousands)

Interest earned on:
    Loans: (1)(2)(3)
       Taxable.............................  $ 46,350       1,506      47,856      73,513      83,574      157,087
       Tax-exempt (4)......................       678          39         717         497          (3)         494
    Investment securities:
       Taxable.............................       593       4,175       4,768     (16,922)      8,044       (8,878)
       Tax-exempt (4)......................      (510)         93        (417)        137          73          210
    Short-term investments.................       707          83         790       1,923       1,775        3,698
                                             --------     -------     -------     -------     -------     --------
           Total interest income...........    47,818       5,896      53,714      59,148      93,463      152,611
                                             --------     -------     -------     -------     -------     --------
Interest paid on:
    Interest-bearing demand deposits.......       (46)      1,082       1,036         297       3,452        3,749
    Savings and money market deposits......    12,791      13,716      26,507         242      23,463       23,705
    Time deposits (3)......................    10,283      18,365      28,648      26,572      35,513       62,085
    Other borrowings.......................      (844)        675        (169)     (7,199)      5,762       (1,437)
    Notes payable (5)......................    (3,681)        577      (3,104)      3,240         (15)       3,225
    Subordinated debentures (3)............     3,059      (1,378)      1,681       1,801         475        2,276
                                             --------     -------     -------     -------     -------     --------
           Total interest expense..........    21,562      33,037      54,599      24,953      68,650       93,603
                                             --------     -------     -------     -------     -------     --------
           Net interest income.............  $ 26,256     (27,141)       (885)     34,195      24,813       59,008
                                             ========     =======     =======     =======     =======     ========
------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effect of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5) Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Net Interest Income

The primary source of our income is net interest income. Net interest income, expressed on a tax-equivalent basis, was $385.1 million for the year ended December 31, 2007, compared to $386.0 million and $327.0 million for the years ended December 31, 2006 and 2005, respectively. Our net interest margin was 4.07% for the year ended December 31, 2007, compared to 4.36% and 4.01% for the years ended December 31, 2006 and 2005, respectively. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the decrease in net interest margin and net interest income in 2007 to a shift in our deposit mix that reflects increased higher-costing average time deposits and savings and money market accounts, in contrast to demand accounts, coupled with competitive pressures on the rates paid on our loan portfolio. The average rate paid on interest-bearing deposits increased 46 basis points to 3.67% for the year ended December 31, 2007, compared to 3.21% in 2006, while the average yield earned on our interest-earning assets increased 10 basis points to 7.41% for the year ended December 31, 2007, compared to 7.31% in 2006. The average rate paid on interest-bearing liabilities increased 39 basis points to 3.88% for the year ended December 31, 2007, compared to 3.49% in 2006. Our average interest-bearing assets increased $615.6 million, or 6.9% during 2007 to $9.47 billion, from $8.86 billion in 2006. The increase is primarily attributable to continued internal loan growth and interest-earning assets provided by our acquisitions completed in 2006 and 2007, which provided assets, in aggregate, of $867.3 million and $794.3 million, respectively. Our average interest-bearing deposits increased $683.9 million, or 10.1% during 2007 to $7.43 billion, from $6.75 billion in 2006. Our average interest-bearing liabilities increased $650.5 million, or 8.7% during 2007 to $8.15 billion, from $7.50 billion in 2006. In light of weakening economic conditions in our markets and expected continued future rate reductions by the Federal Reserve, we expect to experience continued downward pressure on our net interest margin and net interest income.

We attribute the increase in net interest income in 2006 to an 8.7% increase in our average interest-earning assets stemming from internal growth and growth through acquisitions of banks and other financial service companies, combined with higher yields on those assets commensurate with the prevailing interest rates in our markets. The increase in average interest-earning assets reflects increases in average loans and average short-term investments, and the transfer of funding from lower-yielding investment securities to higher-yielding loans, partially offset by increased interest expense related to increasing deposit balances along with a continued redistribution of deposit balances toward higher-yielding products and higher interest rates paid on those deposits, as well as increased interest expense paid on the overall levels of our other borrowings and subordinated debentures. Our overall borrowing levels reflect the reduction in the use of higher cost funding sources, such as term repurchase agreements and FHLB advances. Our average notes payable increased $52.0 million as a result of the term loan advances we borrowed in August 2005 and November 2005. Our average subordinated debentures, which support acquisitions and are also utilized for other corporate purposes, increased $22.3 million as a result of our issuance of $139.2 million of variable rate subordinated debentures through four newly-formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006. In addition, our net interest income was adversely affected by a decline in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, as further discussed below.

Derivative financial instruments that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates reduced our net interest income by $3.1 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively, whereas these derivative financial instruments contributed to an increase in our net interest income of $2.2 million for the year ended December 31, 2005. The earnings on our interest rate swap agreements reduced our net interest margin by approximately three and six basis points for 2007 and 2006, respectively, and increased our net interest margin by approximately three basis points for 2005. During the third quarter of 2006, we expanded our utilization of derivative financial instruments to reduce our exposure to falling interest rates, as further described in Note 5 to our Consolidated Financial Statements. The Company has implemented various methods to reduce the effect of decreasing interest rates on our net interest income, including the funding of investment security purchases through the issuance of term repurchase agreements. Our interest rate swap agreements are anticipated to partially mitigate the impact of the Federal
Reserve interest rate cuts throughout the fourth quarter of 2007 and first quarter of 2008.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, was $630.6 million, $582.1 million and $424.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The yield on our loan portfolio was 7.82%, 7.79% and 6.59% for the years ended December 31, 2007, 2006 and 2005, respectively, reflecting increases of three basis points and 120 basis points during 2007 and 2006, respectively. The yield on our loan portfolio increased during 2007 primarily as a result of increases in the prime rate throughout the first half of 2006 from 7.25% to 8.25% and a decrease in the reduction of interest income associated with our interest rate swap agreements from $4.2 million in 2006 to $3.1 million in 2007, partially offset by competitive pressures on loan yields within our markets, an increase in the average amount of nonaccrual loans during 2007 as compared to 2006, and a decline in the prime rate from 8.25% to 7.25% from September 2007 through December 31, 2007.

The yield on our loan portfolio increased 120 basis points during 2006, reflecting increases in prevailing interest rates that began in mid-2004 and continued throughout 2005 and 2006 partially offset by a reduction of interest income associated with our interest rate swap agreements of $4.2 million in 2006 compared to an increase in interest income of $2.6 million in 2005. During 2006, the Federal Reserve increased the targeted federal funds rate, resulting in four increases in the prime rate of interest from 7.25% at December 31, 2005 to 8.25% at December 31, 2006, and during 2005, the Federal Reserve increased the targeted federal funds rate, resulting in eight increases in the prime rate of interest from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. These interest rates are reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which have matured or repriced during these periods. In addition, interest income on our loan portfolio for 2007 reflects the reversal of accrued interest of approximately $2.6 million upon placement of significant credits on nonaccrual status. Interest income on our loan portfolio for 2006 also includes a $2.0 million recovery of interest and fees from the payoff of a single nonaccrual loan, as further described under "--Loans and Allowance for Loan Losses."

Interest expense on interest-bearing deposits was $272.9 million, $216.7 million and $127.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 3.67%, 3.21% and 2.14%, respectively. We attribute the increase in 2007 to higher priced deposits driven by competitive pricing conditions within our markets, and a change in the mix of our average deposits to increased time deposits and savings and money market accounts. We attribute the increase in 2006 to the rising interest rate environment and a change in the mix of our average deposits which reflects a trend towards increased time deposits over transactional accounts, coupled with higher interest rates paid on deposits commensurate with the highly competitive rate market that continues to exert pressure on our net interest margin. While deposit growth continues to provide an adequate funding source for our loan portfolio, competitive pressures on deposits within our markets continue to impact our deposit pricing and our net interest margin.

Interest expense on our other borrowings was $16.6 million, $16.8 million and $18.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate weighted average rate paid on our other borrowings was 4.60% for the year ended December 31, 2007, compared to 4.42% and 3.19% for the years ended December 31, 2006 and 2005, respectively, reflecting the rise in short-term interest rates during these periods. The increase in the aggregate weighted average rates paid on our other borrowings also reflect: (a) the termination of $50.0 million and $200.0 million of term repurchase agreements in 2005 and 2006, respectively, resulting in a prepayment penalty of $306,000 in 2006; (b) the modification of the pricing structure of a $100.0 million term repurchase agreement in August 2006; (c) the entrance into a $100.0 million term repurchase agreement during 2006 and the subsequent termination of this agreement in August 2007, resulting in a prepayment penalty of $330,000; and (d) the impact of the related spreads to the London Interbank Offered Rate, or LIBOR, as further described in Note 5 and Note 10 to our Consolidated Financial Statements.

Interest expense on our notes payable was $2.4 million, $5.5 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate weighted average rate paid on our notes payable was 6.94%, 6.22% and 6.26% for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate weighted average rates paid reflect changing market interest rates during these periods, and unused commitment, arrangement and renewal fees paid in conjunction with this financing arrangement. Exclusive of these fees, the aggregate weighted average rate paid on our notes payable was 6.41%, 6.11% and 4.93% for the years ended December 31, 2007, 2006 and 2005, respectively, reflecting the rise in short-term interest rates during the periods. Our secured credit agreement represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of our non-deposit liabilities. We borrowed $100.0 million of term loans under the secured credit agreement in late 2005, subsequently reduced the outstanding balance of these term loans to $65.0 million and $19.0 million at December 31, 2006 and 2007, respectively, and taken an advance of $20.0 million on the revolving credit sub-facility portion of our secured credit agreement in late 2007, contributing the overall level of interest expense during these periods, as further described in Note 11 to our Consolidated Financial Statements.

Interest expense on our subordinated debentures was $24.5 million, $22.8 million and $20.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate weighted average rate paid on our subordinated debentures was 7.64%, 8.11% and 7.93% for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate weighted average rates and the level of interest expense reflect: (a) the issuance of $77.3 million of variable rate subordinated debentures during 2007 through four newly formed statutory trusts, partially offset by the repayment of $25.8 million of variable rate subordinated debentures on April 22, 2007, as further described in Note 12 to our Consolidated Financial Statements; (b) the issuance of $139.2 million of variable rate subordinated debentures during 2006 through four newly formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006; and (c) the repayment of $59.3 million of 10.24% fixed rate subordinated debentures in September 2005.

The refinancing of the outstanding subordinated debentures that carried a higher fixed interest rate improved our net interest income and net interest margin. However, the earnings impact of our interest rate swap agreements had a negative impact on the reduction of interest expense associated with our subordinated debentures. These interest rate swap agreements, which reduced interest expense by $2.0 million during 2005, increased interest expense by $814,000 during 2006. These swap agreements, which were designated as fair value hedges, were terminated in May 2005 and February 2006, as further discussed under "--Interest Rate Risk Management" and in Note 5 to our Consolidated Financial Statements.

Comparison of Results of Operations for 2007 and 2006

Net Income. Net income was $57.2 million for the year ended December 31, 2007, compared to $111.7 million for 2006. Our return on average assets and our return on average stockholders' equity were 0.55% and 6.83%, respectively, for the year ended December 31, 2007, compared to 1.16% and 15.26%, respectively, for 2006. The decrease in net income for 2007, as compared to 2006, reflects the following:

     >> a provision for loan losses of $75.0 million for the year ended December 31, 2007, compared to $12.0 million in 2006;

     >> net interest income of $383.5 million for the year ended December 31, 2007, compared to $384.4 million in 2006, which contributed to a decline in our net interest margin to 4.07% for the year ended December 31, 2007, compared to 4.36% in 2006;

     >> gains on loans sold and held for sale of $14.1 million for the year ended December 31, 2007, compared to $26.0 million in 2006;

     >> noninterest expense of $344.3 million for the year ended December 31, 2007, compared to $319.2 million in 2006; and

     >> a provision for income taxes of $10.2 million for the year ended December 31, 2007, compared to $55.1 million in 2006.

The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and a decline in asset quality related to our one-to-four family residential mortgage and real estate construction and development loan portfolios, as further discussed under "--Provision for Loan Losses."

The decline in our net interest income and our net interest margin primarily resulted from an increase in higher priced deposit accounts and pressures on loan yields as a result of competitive conditions within our markets, as further discussed under "--Net Interest Income."

The decrease in gain on loans sold and held for sale primarily resulted from a decrease in the volume of loans originated and sold. The decrease in volume is primarily attributable to the discontinuation of the origination and subsequent sale of sub-prime loans in February of 2007, as well as overall market disruption, as further discussed under "--Noninterest Income."

The overall increase in the level of noninterest expense for 2007 reflects increased salaries and employee benefits expense, occupancy and furniture and equipment expenses and amortization of intangible assets, commensurate with the significant expansion of our branch office network resulting from our acquisitions of an insurance premium financing company and an insurance brokerage agency in 2006, the addition of 38 branch offices associated with acquisitions in 2006 and 2007 and the opening of eight de novo offices during 2007, in addition to certain other nonrecurring expenses incurred in 2007, primarily related to profit improvement initiatives and other items, as further discussed under "--Noninterest Expense."

The decrease in the provision for income taxes primarily resulted from decreased earnings and the reversal of a portion of our deferred tax asset valuation allowance, as further discussed under "--Provision for Income Taxes."

Provision for Loan Losses. We recorded a provision for loan losses of $75.0 million for the year ended December 31, 2007 compared to $12.0 million for the year ended December 31, 2006. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and a decline in asset quality related to our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios. Throughout 2007, we encountered considerable distress in our one-to-four family residential loan portfolio as a result of the unstable market conditions surrounding sub-prime loan products. We also saw declining market conditions in our land acquisition, development and construction loan portfolio, particularly in Northern California, resulting in increased developer inventories, slower lot and home sales, and declining market values, as well as further deterioration on certain residential development and construction portfolio credits that began in the latter part of 2006, as further discussed below. All of these factors led to increased risk in our loan portfolio thereby contributing to a significant increase in our provision for loan losses. We recorded a provision for loan losses of $49.0 million for the three months ended December 31, 2007 compared to $4.0 million for the comparable period in 2006. The increase in the three months ended December 31, 2007 was primarily driven by increased net loan charge-offs and rapidly declining market conditions in our one-to-four family residential mortgage and certain sectors of our land acquisition, development and construction loan portfolios, as discussed above.

The provision recorded during 2006 was primarily driven by significant growth within our loan portfolio, coupled with deterioration within our one-to-four family residential portfolio in addition to the deterioration of certain other credits, including four large credit relationships within our residential development and construction portfolio during the later part of 2006 that were primarily driven by current market conditions, including slowdowns in unit sales.

Our nonperforming loans were $202.2 million at December 31, 2007, compared to $48.7 million at December 31, 2006. The increase in the overall level of nonperforming loans during 2007 was primarily driven by a decline in asset quality related to our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios, and the acquisition of CFHI, which added $45.1 million of nonperforming loans, as further discussed under "--Loans and Allowance for Loan Losses."

Our net loan charge-offs increased to $66.8 million for the year ended December 31, 2007, compared to $6.8 million for the year ended December 31, 2006. Our net loan charge-offs for 2007 were 0.83% of average loans, compared to 0.09% in 2006. Loan charge-offs were $75.4 million for 2007, compared to $22.2 million in 2006, and loan recoveries were $8.7 million for 2007, compared to $15.4 million in 2006. Net loan charge-offs were $32.3 million for the three months ended December 31, 2007, compared to $7.6 million for the comparable period in 2006. Net loan charge-offs for the three months and year ended December 31, 2007 include $20.5 million and $40.9 million of net charge-offs associated with our one-to-four family residential loan portfolio, respectively, of which $14.5 million and $23.3 million, respectively, were recorded in conjunction with the sale of approximately $59.6 million of nonperforming one-to-four family residential mortgage loans during 2007. Net loan charge-offs also include charge-offs of $7.6 million associated with the sale of certain commercial loans which resulted in sales proceeds of $33.5 million. Loan charge-offs for 2006 included approximately $3.3 million of loan charge-offs associated with two significant residential development project relationships that were placed on nonaccrual status during 2006, in addition to $2.3 million of charge-offs recorded in conjunction with the transfer of certain portfolio loans to our loans held for sale portfolio prior to their sale in December 2006. Loan recoveries for 2006 included $5.0 million recorded on the payoff of a single loan that was transferred to our held for sale portfolio on December 31, 2005.

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

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2007 and 2006:

                                                                             December 31,      Increase (Decrease)
                                                                        ---------------------  -------------------
                                                                           2007       2006       Amount      %
                                                                           ----       ----       ------    -----
                                                                              (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $  46,834     43,310      3,524      8.1%
    Gain on loans sold and held for sale.............................      14,068     26,020    (11,952)   (45.9)
    Net loss on investment securities................................      (1,646)    (1,813)       167      9.2
    Bank-owned life insurance investment income......................       3,841      3,103        738     23.8
    Investment management income.....................................       7,111      8,412     (1,301)   (15.5)
    Insurance fee and commission income..............................       6,860      4,848      2,012     41.5
    Other............................................................      26,201     29,063     (2,862)    (9.8)
                                                                        ---------   --------    -------
       Total noninterest income......................................   $ 103,269    112,943     (9,674)    (8.6)
                                                                        =========   ========    =======    =====
Noninterest expense:
    Salaries and employee benefits...................................   $ 172,510    166,864      5,646      3.4%
    Occupancy, net of rental income..................................      32,671     26,953      5,718     21.2
    Furniture and equipment..........................................      19,683     16,960      2,723     16.1
    Postage, printing and supplies...................................       6,747      6,721         26      0.4
    Information technology fees......................................      36,305     37,099       (794)    (2.1)
    Legal, examination and professional fees.........................       9,893      8,783      1,110     12.6
    Amortization of intangible assets................................      12,419      8,195      4,224     51.5
    Advertising and business development.............................       6,933      7,128       (195)    (2.7)
    Charitable contributions.........................................       5,942      6,462       (520)    (8.0)
    Other............................................................      41,147     34,051      7,096     20.8
                                                                        ---------   --------    -------
       Total noninterest expense.....................................   $ 344,250    319,216     25,034      7.8
                                                                        =========   ========    =======    =====

Noninterest Income. Noninterest income was $103.3 million for the year ended December 31, 2007, in comparison to $112.9 million for 2006. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income and other income.

Service charges on deposit accounts and customer service fees increased to $46.8 million from $43.3 million for the years ended December 31, 2007 and 2006, respectively. The increase in service charges and customer service fees is primarily attributable to: (a) increased deposit account balances associated with internal growth and our acquisitions of banks completed in 2006 and 2007, as further discussed under "--Financial Condition and Average Balances" and in
Note 2 to our Consolidated Financial Statements; (b) increased cardholder interchange income primarily due to an increase in debit card usage by our customer base; (c) increased fee income from customer service charges for non-sufficient funds and returned check fees from our commercial deposit base primarily as a result of enhanced control of fee waivers; and (d) pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

Gain on loans sold and held for sale decreased to $14.1 million from $26.0 million for the years ended December 31, 2007 and 2006, respectively. The decrease in 2007 is attributable to a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market. As further discussed under "--Loans and Allowance for Loan Losses" and "--Mortgage Banking Activities," we discontinued the origination and sale in the secondary market of sub-prime loans in February 2007, and as such, the discontinuation of these activities has reduced the amount of gains on loans sold and held for sale, in comparison to the level that we had historically generated through the origination and sale of these sub-prime loan products. Historically, approximately 40% of our origination and sale volume was related to sub-prime loan products. The decrease is also attributable to: (a) a gain of $851,000 recorded on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans in April 2007, compared to net gains of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans during 2006 and a $3.7 million gain, before applicable income taxes, recorded on the sale of $32.6 million of commercial loans in December 2006, as further discussed under "--Loans and Allowance for Loan Losses" and "--Mortgage Banking Activities:" and (b) the recognition of $2.1 million of income generated from the securitization of $138.9 million in aggregate of residential mortgage loans in March and April 2006.

We recorded a net loss on investment securities of $1.6 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. The net loss for 2007 primarily resulted from a net decline of $1.5 million in the fair value of securities held in our trading portfolio prior the liquidation of the trading portfolio in July 2007. The net loss for 2006 primarily resulted the sale of certain available-for-sale investment securities associated with the termination of $200.0 million, in aggregate, of term repurchase agreements, as further described in Note 3, Note 5 and Note 10 to our Consolidated Financial Statements, partially offset by a gain of $389,000 on the redemption of common stock held as an available-for-sale investment security.

Bank-owned life insurance investment income was $3.8 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively, reflecting an increased return on the performance of the underlying investments surrounding the insurance contracts which is primarily attributable to the portfolio investments mix and overall market conditions.

Investment management income generated by MVP, our institutional money management subsidiary, was $7.1 million for the year ended December 31, 2007, in comparison to $8.4 million in 2006, reflecting decreased portfolio management fee income associated with changes in the level of assets under management and current market conditions.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency acquired on March 31, 2006 was $6.9 million for the year ended December 31, 2007, in comparison to $4.8 million in 2006, reflecting a full year of activity in 2007 as compared to nine months in 2006 and increased customer volumes, partially offset by reductions in premiums attributable to current market conditions within the insurance industry.

Other income was $26.2 million and $29.1 million for the years ended December 31, 2007 and 2006, respectively. We primarily attribute the decline in other income to:

     >> a decrease of $2.2 million in gains on sales of other real estate, primarily attributable to a gain of $1.5 million recognized on the sale of a parcel of other real estate in January 2006;

     >> a decrease of $1.7 million attributable to interest due on tax refunds associated with the filing of amended federal income tax returns for the years from 2000 through 2004 that was recorded in the fourth quarter of 2006;

     >> a release fee of $938,000 received in the first quarter of 2006 on funds collected from a loan previously sold in which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale; partially offset by

     >> an increase of $1.6 million in the gain (loss) on our derivative instruments resulting from an increase in the fair value of our interest rate floors and caps;

     >> an increase of $569,000 in gains on sales of other assets. Net pre-tax gains on sales of other assets were $4.4 million for the year ended December 31, 2007, and included a pre-tax gain of $2.6 million recognized in November 2007 on the sale of a branch building and a pre-tax gain of $1.0 million recognized in July 2007 on the sale of our Texas Branch Offices, as further described in Note 2 to our Consolidated Financial Statements. Net pre-tax gains on sales of other assets were $3.8 million for the year ended December 31, 2006 and included a pre-tax gain of $2.8 million gain recognized in September 2006 on the sale of an asset that was acquired as settlement in full of a loan previously charged-off and a pre-tax gain of $885,000 recognized on the sale of assets that were acquired with an acquisition completed in late 2004; and

     >> income associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2006 and 2007.

Noninterest Expense. Noninterest expense was $344.3 million for the year ended December 31, 2007, in comparison to $319.2 million for 2006. Our efficiency ratio was 70.73% for the year ended December 31, 2007, compared to 64.18% for 2006. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to the sum of net interest income and noninterest income. The increase in noninterest expense was primarily attributable to our 2006 and 2007 acquisitions, including salaries and employee benefits expense, occupancy and furniture and equipment expenses, as well as increases in amortization of intangible assets and other expense.

We record the majority of integration costs attributable to our acquisitions as of the consummation date of our business combinations. These costs include, but are not limited to, items such as:

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

Salaries and employee benefits increased $5.6 million to $172.5 million for the year ended December 31, 2007, from $166.9 million in 2006. We attribute the overall increase to the following:

     >> increased salaries and employee benefits expenses associated with an aggregate of 38 additional branches acquired in 2006 and 2007, eight de novo branches opened in 2007, and the acquisitions of UPAC and Adrian Baker in 2006;

     >> generally higher salary and employee benefit costs associated with employing and retaining qualified personnel; and

     >> approximately $4.6 million of severance expenses associated with certain profit improvement initiatives, primarily related to reductions in mortgage banking production staff levels following the discontinuation of the origination and sale of sub-prime loans in February 2007; partially offset by

     >> lower salaries and employee benefits expenses resulting from decreased staffing levels within our mortgage banking division and the completion of certain other staff reductions. Our total full-time equivalent employees decreased to approximately 2,440 at December 31, 2007, from 2,630 at December 31, 2006; and

     >>   lower incentive compensation as a result of the decline in earnings.

Occupancy, net of rental income, and furniture and equipment expense was $52.4 million and $43.9 million for the years ended December 31, 2007 and 2006, respectively. The increase reflects higher levels of expense resulting from our de novo activities and acquisitions in 2006 and 2007, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, increased expenses associated with the purchase and/or lease of properties that will be utilized for future branch office locations, and depreciation expense associated with acquisitions and capital expenditures.

Information technology and item processing fees were $36.3 million and $37.1 million for the years ended December 31, 2007 and 2006, respectively. As more fully described in Note 19 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and UPAC and Adrian Baker. The decrease in these fees in 2007 reflects a reduction in the number of acquisitions completed during 2007 as compared to 2006 and the related de-conversion costs from other providers associated with bank acquisitions, as well as enhanced automation of certain services, including remote deposit, branch capture and electronic image exchange, which has significantly contributed to reduced manual processes and reduced costs associated with these services, partially offset by depreciation expense associated with the related capital expenditures necessary to support the enhanced delivery channels. The decrease was also partially offset by higher costs associated with the addition of de novo branch offices and offices provided by our acquisitions, including the acquisition of CFHI; growth and technological advancements consistent with our product and service offerings; and continued expansion and upgrades to technological equipment, networks and communication channels.

Legal, examination and professional fees were $9.9 million and $8.8 million for the years ended December 31, 2007 and 2006, respectively. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and the levels of legal fees associated with certain litigation matters have all contributed to the overall expense levels in 2006 and 2007.

Amortization of intangible assets was $12.4 million and $8.2 million for the years ended December 31, 2007 and 2006, respectively. The increase is attributable to core deposit intangibles associated with our acquisitions completed in 2006 and 2007, in addition to the customer list intangibles associated with our acquisitions of Adrian Baker and UPAC in March 2006 and May 2006, respectively, as further described in Note 2 and Note 8 to our Consolidated Financial Statements.

Charitable contributions expense was $5.9 million and $6.5 million for the years ended December 31, 2007 and 2006, respectively, reflecting a decrease in charitable contributions made to the Dierberg Operating Foundation, Inc., a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 19 to our Consolidated Financial Statements.

Other expense was $41.1 million and $34.1 million for the years ended December 31, 2007 and 2006, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to:

     >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2006 and 2007; and

     >> an increase in overdraft, robbery, fraud and other losses of $6.6 million from $2.3 million in 2006 to approximately $8.9 million in 2007, including a single overdraft loss of $5.0 million and an expense of $700,000 related to our estimated indemnification obligation, as a member bank, to share certain litigation costs of Visa, Inc., or Visa. This resulted from revisions in October 2007 to Visa's by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The expense related to Visa's American Express litigation, which was settled by Visa in November 2007, and other Visa litigation which has not yet been settled. As part of the reorganization, Visa has planned an initial public offering, or IPO, in 2008, and a portion of the proceeds of the IPO representing each member bank's proportionate share will be used to fund the litigation settlements. We anticipate our proportional share of the proceeds of the Visa IPO will more than offset our estimated liabilities related to the Visa litigation.

Provision for Income Taxes. The provision for income taxes was $10.2 million for the year ended December 31, 2007, representing an effective income tax rate of 15.1%, in comparison to $55.1 million, representing an effective income tax rate of 33.1%, for the year ended December 31, 2006. The decrease in our provision for income taxes primarily reflects our decreased earnings, an increase in tax exempt income and a partial reduction of our deferred tax asset valuation allowance. In the fourth quarter of 2007, we reversed a portion of our deferred tax asset valuation allowance which had the effect of reducing the provision for income taxes by $10.7 million. This reversal was necessitated by a reduction in the allowance for loan losses allocated to certain loans acquired in 2004 as a result of final resolution of the loans through repayment, sale or other means. In 2006, we reversed a $2.9 million federal tax reserve and $1.9 million state tax reserve as they were no longer deemed necessary as a result of the resolution of a potential tax liability. In addition, we recorded net tax benefits of $1.9 million and $5.6 million relating to the utilization of certain federal and state tax credits for the years ended December 31, 2007 and 2006, respectively. Excluding these transactions, our effective income tax rate was 34.7% and 38.5% for the years ended December 31, 2007 and 2006, respectively, as further described in Note 13 to our Consolidated Financial Statements.

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

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2006 and 2005:

                                                                             December 31,      Increase (Decrease)
                                                                        ---------------------  -------------------
                                                                           2006       2005       Amount      %
                                                                           ----       ----       ------    -----
                                                                              (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $  43,310     39,776      3,534      8.9%
    Gain on loans sold and held for sale.............................      26,020     20,804      5,216     25.1
    Net loss on investment securities................................      (1,813)    (2,873)     1,060     36.9
    Bank-owned life insurance investment income......................       3,103      4,860     (1,757)   (36.2)
    Investment management income.....................................       8,412      8,573       (161)    (1.9)
    Insurance fee and commission income..............................       4,848         --      4,848    100.0
    Other............................................................      29,063     24,945      4,118     16.5
                                                                        ---------   --------    -------
       Total noninterest income......................................   $ 112,943     96,085     16,858     17.5
                                                                        =========   ========    =======    =====
Noninterest expense:
    Salaries and employee benefits...................................   $ 166,864    139,764     27,100     19.4%
    Occupancy, net of rental income..................................      26,953     22,081      4,872     22.1
    Furniture and equipment..........................................      16,960     16,015        945      5.9
    Postage, printing and supplies...................................       6,721      5,743        978     17.0
    Information technology fees......................................      37,099     35,472      1,627      4.6
    Legal, examination and professional fees.........................       8,783      9,319       (536)    (5.8)
    Amortization of intangible assets................................       8,195      4,850      3,345     69.0
    Advertising and business development.............................       7,128      7,043         85      1.2
    Charitable contributions.........................................       6,462      5,922        540      9.1
    Other............................................................      34,051     31,429      2,622      8.3
                                                                        ---------   --------    -------
       Total noninterest expense.....................................   $ 319,216    277,638     41,578     15.0
                                                                        =========   ========    =======    =====

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

The gain on loans sold and held for sale increased to $26.0 million from $20.8 million for the years ended December 31, 2006 and 2005, respectively. We primarily attribute the increase in 2006 to: (a) a $1.7 million gain, before applicable income taxes, recorded on the sale of certain nonperforming loans in March 2006 that were transferred to our loans held for sale portfolio on December 31, 2005; (b) the recognition of $1.2 million and $927,000 of income in March 2006 and April 2006, respectively, generated from the securitization and transfer to our investment portfolio of $77.1 million and $61.8 million, respectively, of residential mortgage loans held in our loan portfolio; (c) net gains of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans; and (d) a $3.7 million gain, before applicable income taxes, recorded on the sale, in December 2006, of 44 loans in our loans held for sale portfolio, of which 26 were nonperforming loans. The increase in our gain on loans sold and held for sale was partially offset by a $1.1 million write-down of the carrying value of a nonperforming loan that was transferred to our loans held for sale portfolio on December 31, 2005, and subsequently transferred back into our loan portfolio at fair value in September 2006.

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

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency acquired on March 31, 2006, was $4.8 million for the year ended December 31, 2006.

Other income was $29.1 million and $24.9 million for the years ended December 31, 2006 and 2005, respectively. We attribute the primary components of the increase in other income to:

     >> an increase of $3.1 million in gains on sales of other assets, including a $2.8 million gain recognized on the sale of an asset that was acquired as settlement in full of a loan charged-off in prior years and a gain of $885,000 recognized on the sale of assets that were acquired with an acquisition completed in late 2004;

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

     >> a net increase of $839,000 in loan servicing fees, which was primarily attributable to a decrease of $966,000 in impairment charges on SBA servicing rights and a decrease of $1.5 million in the amortization of servicing rights; partially offset by a decrease of $1.6 million in fees from loans serviced for others;

     >>   a decrease of $680,000 in net losses on our derivative instruments;

     >> an increase of $652,000 in gains on sales of other real estate. Gains on sales of other real estate were $2.0 million for the year ended December 31, 2006, and included a $1.5 million gain recognized on the sale of a parcel of other real estate in January 2006. Gains on sales of other real estate for the year ended December 31, 2005 were $1.3 million; and

     >> income associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2005 and 2006; partially offset by

     >> a decrease of $2.5 million in recoveries of certain loan principal balances that had been previously charged-off by the financial institutions prior to their acquisitions by First Banks.

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

Legal, examination and professional fees were $8.8 million and $9.3 million for the years ended December 31, 2006 and 2005, respectively. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and the levels of legal fees associated with certain litigation matters have all contributed to the overall expense levels in 2005 and 2006.

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

Other expense was $34.1 million and $31.4 million for the years ended December 31, 2006 and 2005, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to:

     >> a $617,000 specific reserve established in March 2006 and an increase of $746,000 to the specific reserve in June 2006 for the estimated loss associated with a $3.1 million unfunded letter of credit acquired with an acquisition completed in November 2004;

     >> a $470,000 loss recognized on a liquidation sale of residential real estate and personal property of an SBA guaranteed loan; and

     >> expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2005 and 2006; partially offset by

     >> a decrease of $1.5 million of expenditures on other real estate. Expenses on other real estate were $520,000 for the year ended December 31, 2006. Expenses on other real estate were $2.0 million for the year ended December 31, 2005, and included expenditures of $1.1 million related to an acquired parcel of other real estate.

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

The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Executive Vice President of Corporate Banking, Executive Vice President of Retail Banking, Director of Risk Management and Audit, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

We are "asset-sensitive," indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicates a pre-tax projected loss of approximately 3.9% of net interest income, based on assets and liabilities at December 31, 2007. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of recent cuts in interest rates in late 2007 and in early 2008, has negatively impacted our net interest income and will continue to impact the level of our net interest income over time.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2007, adjusted to account for anticipated prepayments:

                                                                      Over          Over
                                                                      Three         Six         Over
                                                           Three      through      through      One          Over
                                                           Months      Six         Twelve      through       Five
                                                          or Less     Months       Months     Five Years     Years       Total
                                                          -------     ------       ------     ----------     -----       -----
                                                                            (dollars expressed in thousands)

Interest-earning assets:
   Loans (1).......................................     $5,160,254     546,334      809,329    2,182,351     184,986   8,883,254
   Investment securities...........................        209,637      68,427      141,071      420,742     179,394   1,019,271
   Short-term investments..........................         14,078          --           --           --          --      14,078
                                                        ----------   ---------   ----------   ----------   ---------   ---------
       Total interest-earning assets...............      5,383,969     614,761      950,400    2,603,093     364,380   9,916,603
   Effect of interest rate swap agreements.........       (400,000)         --           --      400,000          --          --
                                                        ----------   ---------   ----------   ----------   ---------   ---------
       Total interest-earning assets after the
         effect of interest rate swap
         agreements................................     $4,983,969     614,761      950,400    3,003,093     364,380   9,916,603
                                                        ==========   =========   ==========   ==========   =========   =========
Interest-bearing liabilities:
   Interest-bearing demand deposits................     $  362,913     225,596      147,128      107,894     137,319     980,850
   Money market deposits...........................      2,267,206          --           --           --          --   2,267,206
   Savings deposits................................         76,419      62,933       53,942       76,418     179,808     449,520
   Time deposits...................................      1,432,946   1,246,565    1,030,183      481,565       1,235   4,192,494
   Other borrowings................................        375,356          92          170          505          --     376,123
   Notes payable...................................         39,000          --           --           --          --      39,000
   Subordinated debentures.........................        282,481          --           --           --      71,271     353,752
                                                        ----------   ---------   ----------   ----------   ---------   ---------
       Total interest-bearing liabilities..........     $4,836,321   1,535,186    1,231,423      666,382     389,633   8,658,945
                                                        ==========   =========   ==========   ==========   =========   =========
Interest-sensitivity gap:
   Periodic........................................     $  147,648    (920,425)    (281,023)   2,336,711     (25,253)  1,257,658
                                                                                                                       =========
   Cumulative......................................        147,648    (772,777)  (1,053,800)   1,282,911   1,257,658
                                                        ==========   =========   ==========   ==========   =========
Ratio of interest-sensitive assets
   to interest-sensitive liabilities:
       Periodic....................................           1.03        0.40         0.77         4.51        0.94        1.15
                                                                                                                       =========
       Cumulative..................................           1.03        0.88         0.86         1.16        1.15
                                                        ==========   =========   ==========   ==========   =========
-----------------------
(1) Loans are presented net of unearned discount.

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

Our overall asset-sensitive position at December 31, 2007 was $1.26 billion, or 11.54% of our total assets, in comparison to our overall asset-sensitive position of $1.39 billion, or 13.65% of our total assets, at December 31, 2006. However, we were in a liability-sensitive position on a cumulative basis through the twelve-month time horizon of $1.05 billion, or 9.67% of our total assets, and $608.4 million, or 5.99% of our total assets, at December 31, 2007 and 2006, respectively. We primarily attribute the liability-sensitive position on a cumulative basis through the twelve-month time horizon in 2007 and 2006 to an increase in money market deposits and an increase in the repricing of time deposits within the twelve-month time horizon as a result of the interest rate environment and economic conditions as of December 31, 2007 and 2006.

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

As previously discussed, we utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of December 31, 2007 and 2006 are summarized as follows:


                                                                           December 31,
                                                        --------------------------------------------------
                                                                  2007                      2006
                                                        ------------------------  ------------------------
                                                          Notional      Credit      Notional      Credit
                                                           Amount      Exposure      Amount      Exposure
                                                           ------      --------      ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges............................     $400,000       5,271       600,000       4,369
         Interest rate floor agreements..............      300,000       1,699       300,000         376
         Interest rate cap agreements................      400,000          50       400,000         139
         Interest rate lock commitments..............        3,000          23         5,900          --
         Forward commitments to sell
           mortgage-backed securities................       55,000          40        54,000          86
                                                          ========      ======      ========      ======

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

For the years ended December 31, 2007 and 2006, we realized net interest expense of $3.1 million and $5.0 million, respectively, on our derivative financial instruments, whereas for the year ended December 31, 2005, we realized net interest income of $2.2 million on our derivative financial instruments. The increased net interest expense associated with our derivative financial instruments reflects the interest rate environment during these periods as well as a reduced level of derivative instruments due to the maturity and/or termination of certain of these instruments. We also recorded net gains on derivative instruments, which are included in noninterest income in the consolidated statements of income, of $1.2 million for the year ended December 31, 2007, in comparison to net losses on derivative instruments of $390,000 and $1.1 million for the years ended December 31, 2006 and 2005, respectively. The net gains and losses on derivative instruments reflect changes in the value of our interest rate floor and interest rate cap agreements. In March 2008, we entered into four interest rate swap agreements with a notional amount of $125.0 million in aggregate. These swap agreements were designated as cash flow hedges and effectively convert the interest payments on certain of our subordinated debentures from variable rate to fixed rate. Information regarding our derivative financial instruments outlined in the table above is further described in Note 5 to our Consolidated Financial Statements appearing elsewhere in this report.

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

For the three years ended December 31, 2007, 2006 and 2005, we originated residential mortgage loans held for sale and held for portfolio totaling $548.0 million, $1.28 billion and $1.60 billion, respectively, and sold residential mortgage loans totaling $512.5 million, $1.11 billion and $1.14 billion, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain or loss realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $1.10 billion, $1.04 billion and $1.01 billion at December 31, 2007, 2006 and 2005, respectively.

Gains on mortgage loans originated for resale, including loans sold and held for sale, were $10.5 million, $18.6 million and $18.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These gains, net of losses, which are realized at the time of sale, are determined on a lower of cost or market basis. The cost basis reflects both the adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values, as well as the adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," adjusted for the cost of hedging these loan commitments. Fallout represents loans not funded due to issues discovered during the underwriting process or withdrawal of the loan request by the customer. We primarily attribute the decrease in gains in 2007 as compared to 2006 and the increase in gains in 2006 as compared to 2005 to: (a) a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market; (b) net gains of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans during 2006 in comparison to an $851,000 gain, before applicable income taxes, recorded on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans in April 2007; and (c) the recognition of $2.1 million of income generated from the securitization of $138.9 million in aggregate of residential mortgage loans in March and April 2006. As further discussed under "--Loans and Allowance for Loan Losses," we discontinued the origination and sale in the secondary market of sub-prime loans in February 2007, and as such, the discontinuation of these activities has substantially reduced the amount of gains on loans sold and held for sale, in comparison to the level that we had historically generated through the origination and sale of these sub-prime loan products. Historically, approximately 40% of our origination and sale volume was related to sub-prime loan products.

Interest income on mortgage loans held for sale was $10.1 million for the year ended December 31, 2007, in comparison to $18.2 million and $11.7 million for the years ended December 31, 2006 and 2005, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $140.7 million, $247.0 million and $184.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our yield on the portfolio of loans held for sale was 7.16%, 7.39% and 6.36% for the years ended December 31, 2007, 2006 and 2005, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 3.88%, 3.49% and 2.47% for the years ended December 31, 2007, 2006 and 2005, respectively.

We report mortgage loan servicing fees in other noninterest income in our consolidated statements of income, net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Our gross mortgage loan servicing fees were $2.8 million, $2.7 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of mortgage servicing rights was $2.8 million, $4.1 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. We attribute the decrease in amortization of mortgage servicing rights in 2007 to lower levels of prepayments.

Our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2007, 2006 and 2005, we had $54.5 million, $56.0 million and $47.7 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $55.0 million, $54.0 million and $47.0 million, respectively, were hedged through the use of such forward commitments.

Investment Securities

We classify the securities within our investment portfolio as trading, available for sale or held to maturity. Our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $1.02 billion at December 31, 2007, compared to $1.46 billion and $1.34 billion at December 31, 2006 and 2005, respectively.

We attribute the decrease in the investment securities portfolio in 2007 to: maturities and sales of investment securities of $1.05 billion and $170.7 million, respectively; the liquidation of our trading portfolio in July 2007, reflecting a decrease from the portfolio balance of $81.2 million at December 31, 2006; partially offset by the reinvestment of funds available from maturities and sales of investment securities of approximately $770.0 million in higher-yielding securities; and our acquisitions completed in 2007, which provided $74.5 million in securities. The remaining funds were primarily used to fund loan growth.

The increase in the investment securities portfolio in 2006 was attributable to: an increase in the available-for-sale securities portfolio due to the securitization of $138.9 million of certain of our residential mortgage loans held in our loan portfolio; an increase in our trading securities portfolio of $77.8 million; reinvestment of funds available from maturities in higher-yielding securities; and an increase of $37.3 million relating to securities acquired through our acquisitions completed in 2006; partially offset by the sale of the underlying available-for-sale investment securities associated with the termination of $200.0 million of term repurchase agreements, as further described in Note 3, Note 5 and Note 10 to our Consolidated Financial Statements.

Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 90.0%, 90.0% and 85.9% of total interest income for the years ended December 31, 2007, 2006 and 2005, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant the resumption of interest accruals.

Loans, net of unearned discount, represented 81.5% of our assets as of December 31, 2007, compared to 75.5% of our assets at December 31, 2006. Loans, net of unearned discount, increased $1.22 billion to $8.88 billion at December 31, 2007 from $7.67 billion at December 31, 2006. The overall increase in loans, net of unearned discount, in 2007 is primarily attributable to internal loan growth of $697.5 million, repurchases of certain residential mortgage loans, and our acquisitions completed in 2007, which provided loans, net of unearned discount, of $693.5 million, in aggregate. This increase was partially offset by the securitization and sale of certain residential mortgage loans, and the sale and/or payoff of certain nonperforming and other loans, as further discussed below. We attribute the net increase in our loan portfolio in 2007 primarily to:

     >>   an  increase  of  $447.2  million  in our  commercial,  financial  and agricultural portfolio primarily attributable to internal loan production growth and $53.4 million associated with our acquisitions completed in 2007;

     >> an increase of $308.7 million in our real estate construction and development portfolio primarily attributable to an increase of $152.7 million associated with our acquisitions completed in 2007;

     >> an increase of $332.4 million in our one-to-four family residential real estate loan portfolio primarily attributable to an increase of $341.9 million associated with our acquisitions completed in 2007, and internal loan production growth of $131.2 million, including $31.4 million of residential mortgage loans sold with recourse that we were required to repurchase based on the terms of the underlying sales contracts. In addition, we transferred approximately $116.4 million of one-to-four family residential real estate loans from our loans held for sale portfolio, as further discussed below. These increases were partially offset by the securitization and subsequent sale of $101.4 million of certain residential mortgage loans held in portfolio, and the sale and/or payoff of certain nonperforming and other loans, as further discussed below. Our one-to-four family residential real estate loan portfolio included approximately $54.8 million of sub-prime mortgage loans, or 3.4% of our residential real estate loan portfolio, at December 31, 2007, of which approximately $6.6 million of these sub-prime mortgage loans were nonperforming loans. Our primary recourse risk attributable to early payment default on sub-prime residential mortgage loans that we previously sold in the secondary market expires throughout the first quarter of 2008;

     >> an increase of $263.7 million in our commercial real estate loan portfolio primarily attributable to internal loan production growth of $146.6 million and an increase of $134.3 million associated with our acquisitions completed in 2007; and

     >> a decrease of $150.2 million in loans held for sale resulting from (a) the timing of loan originations and subsequent sales in the secondary mortgage market; (b) a decrease in origination volumes primarily due to our exit from the sub-prime loan origination business during the first quarter of 2007, which represented approximately 40% of our mortgage banking loan origination and sale volumes; and (c) the transfer of approximately $116.4 million of one-to-four family residential real estate loans from our held for sale portfolio to our loan portfolio. Such loans were originated with the intent to sell in the secondary market; however, management elected not to sell these loans due to unstable market conditions and reduced bid prices.

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

     >> an increase of $268.2 million in our real estate construction and development portfolio resulting from internal growth due to new loan originations and seasonal fluctuations on existing and available credit lines, as well as a $34.2 million increase associated with our acquisitions completed in 2006; and

     >> an increase of $145.4 million in our real estate mortgage portfolio resulting from: (a) internal loan growth of $289.8 million, largely attributable to the retention of certain mortgage loan production in our residential real estate mortgage portfolio during the first six months of 2006 following management's business strategy decision in the third quarter of 2005 to retain certain additional mortgage loan product production in our residential real estate mortgage portfolio;
          (b) our acquisitions completed during 2006, which provided real estate mortgage loans of $293.0 million; partially offset by (c) the securitization of $77.1 million and $61.8 million of certain residential mortgage loans in March 2006 and April 2006, respectively, which resulted in a change in our asset structure from residential mortgage loans to available-for-sale investment securities; and (d) the sale of approximately $127.8 million of residential mortgage loans in the third and fourth quarters of 2006; partially offset by

     >> a decrease of $98.8 million in loans held for sale resulting from: (a) the timing of loan originations and subsequent sales in the secondary mortgage market; (b) the payoff and/or sale of approximately $44.9 million of certain acquired loans that we transferred to our held for sale portfolio on December 31, 2005; and (c) the transfer of a $13.5 million nonperforming loan from our loans held for sale portfolio to our commercial real estate loan portfolio after recording a $1.1 million write-down of the credit to its estimated fair value at the time of transfer. We subsequently received a payoff on this credit for the amount of its revised carrying value in December 2006.

In our evaluation of acquisitions, it is anticipated that as we apply our standards for credit structuring, underwriting, documentation and approval, a portion of the existing borrowers will elect to refinance their loans with another financial institution, because of one or more of the following factors:
(a) there may be an aggressive effort by other financial institutions to attract them; (b) they do not accept the changes involved; or (c) they are unable to meet our credit requirements. In addition, another portion of the portfolio may either enter our remedial collection process to reduce undue credit exposure or improve problem loans, or may be charged-off. The amount of this attrition will vary substantially among acquisitions depending on the strength and discipline within the credit function of the acquired institution; the magnitude of problems contained in the acquired portfolio; the aggressiveness of competing institutions to attract business; and the significance of the acquired institution to the overall banking market. Typically, in acquisitions of institutions that have strong credit cultures prior to their acquisitions and operate in moderately large markets, there is relatively little attrition that occurs after the acquisition. However, in those acquisitions in which the credit discipline has been weak, and particularly those in small metropolitan or rural areas, we can experience substantially greater attrition. Generally, this process occurs within approximately six to 12 months after completion of the acquisition.

During the five years ended December 31, 2007, loans, net of unearned discount, increased from $5.43 billion at December 31, 2002 to $8.88 billion at December 31, 2007, an increase of $3.45 billion, or 63.5%. Throughout this period, we have achieved significant growth through implementation of our acquisition strategy and we have also enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers.

Our acquisitions have contributed to an increase in the portfolios of new loans during the five years ended December 31, 2007. In certain cases, these acquired portfolios contained significant loan problems, which we had anticipated and considered in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline due to the elimination of problem loans and because many of the resources that would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing problem relationships.

The following table summarizes the components of changes in our loan portfolio, net of unearned discount, for the five years ended December 31, 2007:


                                                            Increase (Decrease) For the Year Ended December 31,
                                                        -----------------------------------------------------------
                                                            2007        2006        2005        2004        2003
                                                            ----        ----        ----        ----        ----
                                                                       (dollars expressed in thousands)
Internal loan volume increase (decrease):
     Commercial lending..............................   $  716,168     160,642     204,494      91,760     (22,211)
     Residential real estate lending (1).............      (23,421)    410,181     481,642      32,348    (103,573)
     Consumer lending, net of unearned discount......        4,733      13,412       1,383     (11,900)    (22,429)
Loans and leases sold................................      (72,166)   (344,687)    (14,337)    (83,216)         --
Loans provided by acquisitions.......................      693,495     545,106     209,621     780,901      43,700
Securitization of loans..............................     (102,036)   (138,944)         --          --          --
                                                        ----------    --------    --------    --------    --------
     Total increase (decrease).......................   $1,216,773     645,710     882,803     809,893    (104,513)
                                                        ==========    ========    ========    ========    ========
-----------------------
(1) Includes loans held for sale.

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

The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                         December 31,
                              --------------------------------------------------------------------------------------------------
                                     2007                2006                2005                2004                2003
                              ------------------  ------------------  ------------------  ------------------  ------------------
                                Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                                ------      -       ------      -       ------      -       ------      -       ------      -
                                                         (dollars expressed in thousands)

Commercial, financial
  and agricultural..........  $2,382,067   27.0%  $1,934,908   26.0%  $1,616,841   24.1%  $1,569,321   26.1%  $1,407,626   27.1%
Real estate construction
  and development...........   2,141,234   24.3    1,832,504   24.6    1,564,255   23.3    1,318,413   22.0    1,063,889   20.5
Real estate mortgage:
  One-to-four-family
    residential loans.......   1,602,575   18.2    1,270,158   17.0    1,214,121   18.1      870,889   14.5      811,650   15.7
  Multi-family residential
    loans...................     177,246    2.0      141,341    1.9      143,663    2.2      102,447    1.7      108,163    2.1
  Commercial real estate
    loans...................   2,431,464   27.6    2,203,649   29.6    2,112,004   31.5    2,088,245   34.8    1,662,451   32.1
Lease financing.............          --     --            4     --        2,981     --        5,911    0.1       67,282    1.3
Consumer and installment,
  net of unearned discount..      82,589    0.9       67,590    0.9       51,772    0.8       49,677    0.8       61,268    1.2
                              ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
    Total loans, excluding
      loans held for sale...   8,817,175  100.0%   7,450,154  100.0%   6,705,637  100.0%   6,004,903  100.0%   5,182,329  100.0%
                                          =====               =====               =====               =====               =====

Loans held for sale.........      66,079             216,327             315,134             133,065             145,746
                              ----------          ----------          ----------          ----------          ----------
    Total loans.............  $8,883,254          $7,666,481          $7,020,771          $6,137,968          $5,328,075
                              ==========          ==========          ==========          ==========          ==========


Loans at December 31, 2007 mature as follows:

                                                               Over One Year
                                                               Through Five
                                                                   Years                Over Five Years
                                                          -----------------------   -----------------------
                                              One Year       Fixed      Floating       Fixed      Floating
                                              or Less        Rate         Rate         Rate         Rate        Total
                                              -------        ----         ----         ----         ----        -----
                                                                 (dollars expressed in thousands)

Commercial, financial and agricultural.....  $1,397,934      290,189      466,899      104,596      122,449    2,382,067
Real estate construction and development...   1,354,171      145,495      565,572       26,208       49,788    2,141,234
Real estate mortgage:
    One-to-four family residential loans...     136,488      203,405       33,852      189,577    1,039,253    1,602,575
    Multi-family residential loans.........      65,187       70,064       26,958        6,676        8,361      177,246
    Commercial real estate loans...........     563,716      825,672      237,222      447,528      357,326    2,431,464
Consumer and installment, net of
  unearned discount........................      21,034       42,566        3,847       12,959        2,183       82,589
Loans held for sale........................      66,079           --           --           --           --       66,079
                                             ----------    ---------    ---------    ---------    ---------    ---------
      Total loans..........................  $3,604,609    1,577,391    1,334,350      787,544    1,579,360    8,883,254
                                             ==========    =========    =========    =========    =========    =========

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:


                                                                              December 31,
                                                    ---------------------------------------------------------------
                                                        2007         2006         2005         2004         2003
                                                        ----         ----         ----         ----         ----
                                                                    (dollars expressed in thousands)

Commercial, financial and agricultural:
   Nonaccrual.....................................  $    5,916        9,879        4,937       10,147       26,876
   Restructured terms.............................          --           --           --            4           --
Real estate construction and development:
   Nonaccrual.....................................     151,812       13,344       11,137       13,435        6,402
Real estate mortgage:
   One-to-four family residential loans:
     Nonaccrual...................................      32,931       18,885        9,576        9,881       21,611
     Restructured terms...........................           7            9           10           11           13
   Multi-family residential loans:
     Nonaccrual...................................          --          272          740          434          804
   Commercial real estate loans:
     Nonaccrual...................................      11,294        6,260       70,625       50,671       13,994
Lease financing:
   Nonaccrual.....................................          --           --           11          907        5,328
Consumer and installment:
   Nonaccrual.....................................         263           81          160          310          336
                                                    ----------    ---------    ---------    ---------    ---------
          Total nonperforming loans...............     202,223       48,730       97,196       85,800       75,364
Other real estate.................................      11,225        6,433        2,025        4,030       11,130
                                                    ----------    ---------    ---------    ---------    ---------
          Total nonperforming assets..............  $  213,448       55,163       99,221       89,830       86,494
                                                    ==========    =========    =========    =========    =========

Loans, net of unearned discount...................  $8,883,254    7,666,481    7,020,771    6,137,968    5,328,075
                                                    ==========    =========    =========    =========    =========

Loans past due 90 days or more and still accruing.  $   26,753        5,653        5,576       28,689        2,776
                                                    ==========    =========    =========    =========    =========

Ratio of:
   Allowance for loan losses to loans.............        1.90%        1.90%        1.93%        2.46%        2.19%
   Nonperforming loans to loans...................        2.28         0.64         1.38         1.40         1.41
   Allowance for loan losses to nonperforming
     loans........................................       83.27       299.05       139.23       175.65       154.52
   Nonperforming assets to loans and other
     real estate..................................        2.40         0.72         1.41         1.46         1.62
                                                    ==========    =========    =========    =========    =========

<

Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $202.2 million at December 31, 2007, in comparison to $48.7 million and $97.2 million at December 31, 2006 and 2005, respectively. Other real estate owned was $11.2 million, $6.4 million and $2.0 million at December 31, 2007, 2006 and 2005, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $213.4 million, $55.2 million and $99.2 million at December 31, 2007, 2006 and 2005, respectively.

We attribute the $158.3 million net increase in our nonperforming assets during the year ended December 31, 2007 to the following:

     >> an increase in nonaccrual loans of $138.5 million in our real estate construction and development loan portfolio primarily as a result of the increase in nonaccrual loans in our Northern California real estate portfolio to $99.2 million at December 31, 2007 from $7.9 million at December 31, 2006. We experienced declining market conditions throughout 2007 in this portfolio, particularly in Northern California, resulting in increased developer inventories, slower lot and home sales, and declining market values. The acquisition of CFHI also added $35.5 million of nonaccrual loans to our real estate construction and development loan portfolio;

     >> an increase in nonaccrual loans of $14.0 million in our one-to-four family residential real estate loan portfolio primarily driven by current market conditions, repurchases of certain sub-prime residential mortgage loans sold with recourse, primarily due to early payment default, that were placed back into our one-to-four family residential mortgage loan portfolio, and the overall deterioration of sub-prime residential mortgage loan products experienced throughout the mortgage banking industry;

     >> during the year ended December 31, 2007, we placed approximately $87.7 million of one-to-four family residential mortgage loans associated with our mortgage banking division on nonaccrual status. This increase in nonaccrual loans was partially offset by net loan charge-offs of $40.9 million, loan sales resulting in a decrease in nonperforming loans of approximately $59.6 million, and other payment activity. Of the $87.7 million placed on nonaccrual status, approximately $31.4 million represented residential mortgage loans sold with recourse that we were required to repurchase based on the terms of the underlying sales contracts. Repurchases of mortgage loans sold with recourse declined to $3.5 million for the fourth quarter of 2007, compared to a high of $17.2 million for the second quarter of 2007. The reduced level of repurchase activity is reflective of our exit from the sub-prime market in early 2007. Our primary recourse risk, attributable to early payment default on sub-prime residential mortgage loan products that we previously sold in the secondary market, is expected to be lower in 2008 and expires throughout the first quarter of 2008; and

     >> in addition, the acquisition of CFHI also added $7.4 million of nonaccrual loans to our one-to-four family residential real estate loan portfolio.

We took measures throughout 2007 to reduce the level of our nonperforming loans through sales of certain loans. The sales resulted in a reduction in nonperforming loans of approximately $67.3 million during the year ended December 31, 2007, as described below.

     >> In March 2007, we entered into a commitment to sell certain repurchased and other residential mortgage loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs to reduce these loans to the lower of cost or estimated fair value at the time of transfer, we transferred approximately $17.5 million of certain repurchased and other residential mortgage loans to our held for sale loan portfolio. In April 2007, we completed the sale of approximately $13.4 million of these loans, received payoffs on a portion of the loans held for sale of approximately $1.1 million, and transferred approximately $2.6 million of loans that were not ultimately included in the sale back into our residential mortgage loan portfolio. These transactions resulted in a decrease in nonperforming loans of approximately $11.5 million, in aggregate.

     >> During the third quarter of 2007, we entered into a commitment to sell certain commercial, commercial real estate and real estate construction and development loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs to reduce these loans to the lower of cost or estimated fair value at the time of transfer, we transferred approximately $36.5 million of these loans to our held for sale loan portfolio. We completed the sale of approximately $33.2 million of these loans in September 2007, resulting in a pre-tax gain of $266,000 and a decrease in nonperforming loans of approximately $7.7 million, in aggregate. In December 2007, we transferred the remaining $3.3 million of these loans back to portfolio.

     >> During the third quarter of 2007, we entered into a commitment to sell certain repurchased and other residential mortgage loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs to reduce these loans to the lower of cost or estimated fair value at the time of transfer, we transferred approximately $10.5 million of certain repurchased and other residential mortgage loans to our held for sale loan portfolio. In October 2007, we completed the sale of approximately $9.4 million of these loans and received payoffs on the remaining portion of the loans held for sale. We did not record a gain or loss on the sale of these loans. These transactions resulted in a decrease in nonperforming loans of approximately $8.6 million, in aggregate.

     >> During the fourth quarter of 2007, we entered into a commitment to sell certain repurchased and other residential mortgage loans that were either nonperforming loans or were deemed by management to be problem credits. Subsequent to recording loan charge-offs to reduce these loans to the lower of cost or estimated fair value at the time of transfer, we transferred approximately $21.2 million of certain repurchased and other residential mortgage loans to our held for sale loan portfolio. In December 2007, we completed the sale of approximately $12.0 million of these loans and received payoffs on the remaining portion of the loans held for sale. We did not record a gain or loss on the sale of these loans. These transactions resulted in a decrease in nonperforming loans of approximately $10.7 million, in aggregate.

We expect the declining market conditions associated with our real estate construction and development and one-to-four family residential mortgage loan portfolios to continue in the near term, which could increase the amount of our nonperforming loans and provision for loan losses.

We attribute the $44.1 million net decrease in our nonperforming assets during the year ended December 31, 2006 to the following:

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

The overall reduction in our nonperforming assets in 2006 was partially offset by deterioration within our one-to-four family residential loan portfolio as a result of current market conditions, and the deterioration of several credit relationships, primarily within our residential development and construction portfolio, during the later part of 2006 that were driven by current market conditions, including slowdowns in unit sales.

Loans past due 90 days or more and still accruing interest were $26.8 million and $5.7 million at December 31, 2007 and 2006, respectively. The increase in 2007 was primarily due to the timing of resolution of loans past due as to maturity pending renewal and other matters, as well as our acquisition of CFHI.

Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.90%, 1.90% and 1.93% at December 31, 2007, 2006 and 2005,
respectively. Our allowance for loan losses as a percentage of nonperforming loans was 83.27%, 299.05% and 139.23% at December 31, 2007, 2006 and 2005,
respectively. The decrease in the ratio during 2007 is primarily due to the significant increase in nonperforming loans, as previously discussed. Our allowance for loan losses was $168.4 million at December 31, 2007, compared to $145.7 million and $135.3 million at December 31, 2006 and 2005, respectively. As further described in the table below and under "--Business - Lending Activities," the allowance for loan losses also reflects an increase of $14.4 million, $5.2 million and $2.0 million in 2007, 2006 and 2005, respectively, of balances acquired in conjunction with our acquisitions.

Our net loan charge-offs were $66.8 million, $6.8 million and $13.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our net loan charge-offs as a percentage of average loans were 0.83%, 0.09% and 0.21% for the years ended December 31, 2007, 2006 and 2005, respectively. Net loan charge-offs for the year ended December 31, 2007 include $40.9 million of net charge-offs associated with our one-to-four family residential loan portfolio. We sold approximately $59.6 million of nonperforming one-to-four family residential mortgage loans during 2007, resulting in total charge-offs of $23.3 million. Net loan charge-offs also include charge-offs of $7.6 million associated with the sale of certain commercial loans that resulted in sales proceeds of $33.5 million. Loan charge-offs for 2006 included approximately $3.3 million of loan charge-offs associated with two significant residential development project relationships that were placed on nonaccrual status during 2006, in addition to $2.3 million of charge-offs recorded in conjunction with the transfer of certain portfolio loans to our loans held for sale portfolio prior to their sale in December 2006. Loan recoveries for 2006 included a $5.0 million recovery recorded on the payoff of a single loan that was transferred to our held for sale portfolio on December 31, 2005.

We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including reduced loan demand and highly competitive markets within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses.

As of December  31, 2007,  2006,  2005,  2004 and 2003,  $157.1  million,  $67.1 million, $124.3 million, $161.8 million and $109.4 million, respectively, of loans not included in the nonperforming assets table above were identified by management as having potential credit problems, or problem loans. The increase in the level of problem loans during 2007 reflects economic conditions within certain sectors of our markets as previously discussed. The decline in the level of problem loans during 2006 and 2005 primarily reflects improvement in the management of these loans and success in resolving certain of the problem loans associated with our 2004 and 2005 acquisitions. The significant increase in the level of problem loans for the year ended December 31, 2004 was primarily attributable to our acquisition of CIB Bank, in addition to internal portfolio growth and economic conditions within certain sectors of the markets in which we operate. Certain acquired loan portfolios exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in our acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans. Management continues its efforts to reduce nonperforming and problem loans and re-define overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

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

We include adversely rated credits, including loans requiring close monitoring that would not normally be considered classified credits by regulators, on our monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Loans may also be added to our watch list whenever any adverse circumstance is detected which might affect the borrower's ability to comply with the contractual terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to our watch list. Loans on our watch list require periodic detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with credit review and credit administration staff members. Upgrades and downgrades of loan risk ratings may be initiated by the responsible loan officer. However, upgrades of risk ratings associated with significant credit relationships and/or problem credit relationships may only be made with the concurrence of appropriate regional or senior regional credit officers.

Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in our loan portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. In addition, periodic evaluations of each lending unit are performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on these evaluations, which are completed at least quarterly, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the adjustments necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for losses. In its analysis, management considers the changes in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of income.

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

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2007:

                                             2007               2006               2005               2004               2003
                                      ------------------ ------------------ ------------------ ------------------ ------------------
                                                 Percent            Percent            Percent            Percent            Percent
                                                   of                 of                 of                 of                 of
                                                Category           Category           Category           Category           Category
                                                   of                 of                 of                 of                 of
                                                  Loans              Loans              Loans              Loans              Loans
                                                   to                 to                 to                 to                 to
                                                  Total              Total              Total              Total              Total
                                        Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                        ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                                                            (dollars expressed in thousands)

Commercial, financial and
  agricultural...................      $ 41,319   26.82%  $ 47,973   25.24%  $ 39,245   23.03%  $ 46,195   25.57%  $ 37,142   26.42%
Real estate construction
  and development................        67,034   24.10     40,410   23.90     32,638   22.28     38,525   21.48     26,782   19.97
Real estate mortgage:
  One-to-four family residential
    loans........................        16,312   18.04     13,308   16.57     10,526   17.29      8,466   14.19      9,684   15.23
  Multi-family residential
    loans........................            --    2.00         95    1.84         67    2.05         20    1.67        186    2.03
  Commercial real estate loans...        42,617   27.37     41,833   28.75     51,199   30.08     55,922   34.01     36,632   31.20
Lease financing..................           194      --         87      --        315    0.04        628    0.10      4,830    1.26
Consumer and installment.........           835    0.93      1,035    0.88        757    0.74        617    0.81        668    1.15
Loans held for sale..............            80    0.74        988    2.82        583    4.49        334    2.17        527    2.74
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total......................      $168,391  100.00%  $145,729  100.00%  $135,330  100.00%  $150,707  100.00%  $116,451  100.00%
                                       ========  ======   ========  ======   ========  ======   ========  ======   ========  ======


The following table is a summary of our loan loss experience for the five years ended December 31, 2007:

                                                                 As of or For the Years Ended December 31,
                                                      ---------------------------------------------------------------
                                                          2007         2006         2005         2004         2003
                                                          ----         ----         ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $  145,729      135,330      150,707      116,451       99,439
Acquired allowances for loan losses..................     14,425        5,208        1,989       33,752          757
Other adjustments (1)................................         --           --           --         (479)          --
                                                      ----------    ---------    ---------    ---------    ---------
                                                         160,154      140,538      152,696      149,724      100,196
                                                      ----------    ---------    ---------    ---------    ---------
Loans charged-off:
    Commercial, financial and agricultural...........    (13,212)      (6,905)     (10,500)     (26,550)     (23,476)
    Real estate construction and development.........    (15,203)      (6,202)      (7,838)      (3,481)      (5,825)
    Real estate mortgage:
       One-to-four family residential loans..........    (41,793)      (3,779)      (3,399)      (4,891)      (4,167)
       Multi-family residential loans................        (76)        (241)          --         (139)         (87)
       Commercial real estate loans..................     (3,764)      (3,635)      (9,699)      (9,995)      (1,708)
    Lease financing..................................         --         (607)        (491)      (4,536)     (19,160)
    Consumer and installment.........................     (1,390)        (834)      (1,196)      (1,051)      (1,350)
                                                      ----------    ---------    ---------    ---------    ---------
          Total......................................    (75,438)     (22,203)     (33,123)     (50,643)     (55,773)
                                                      ----------    ---------    ---------    ---------    ---------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      4,739        5,237       10,802       14,983       10,147
    Real estate construction and development.........        307        1,661        1,963          748        1,659
    Real estate mortgage:
       One-to-four family residential loans..........        864        1,066        1,953        1,597          781
       Multi-family residential loans................          9           --           --           27           99
       Commercial real estate loans..................      1,588        6,048        2,901        2,659        4,174
    Lease financing..................................        437          731        1,501        4,878        4,805
    Consumer and installment.........................        731          651          637          984        1,363
                                                      ----------    ---------    ---------    ---------    ---------
          Total......................................      8,675       15,394       19,757       25,876       23,028
                                                      ----------    ---------    ---------    ---------    ---------
          Net loans charged-off......................    (66,763)      (6,809)     (13,366)     (24,767)     (32,745)
                                                      ----------    ---------    ---------    ---------    ---------
Provision for loan losses............................     75,000       12,000       (4,000)      25,750       49,000
                                                      ----------    ---------    ---------    ---------    ---------
Allowance for loan losses, end of year............... $  168,391      145,729      135,330      150,707      116,451
                                                      ==========    =========    =========    =========    =========

Loans outstanding, net of unearned discount:
    Average.......................................... $8,069,603    7,472,089    6,436,970    5,509,054    5,385,363
    End of year......................................  8,883,254    7,666,481    7,020,771    6,137,968    5,328,075
    End of year, excluding loans held for sale.......  8,817,175    7,450,154    6,705,637    6,004,903    5,182,329
                                                      ==========    =========    =========    =========    =========

Ratio of allowance for loan losses to loans
  outstanding:
    Average..........................................       2.09%        1.95%        2.10%        2.74%        2.16%
    End of year......................................       1.90         1.90         1.93         2.46         2.19
    End of year, excluding loans held for sale.......       1.91         1.96         2.02         2.51         2.25
Ratio of net charge-offs to average loans
    outstanding......................................       0.83         0.09         0.21         0.45         0.61
Ratio of current year recoveries to
    preceding year's charge-offs.....................      39.07        46.48        39.01        46.40        32.65
                                                      ==========    =========    =========    =========    =========
---------------------
(1)  In December 2003, we established a $1.0 million specific reserve for estimated losses  on a $5.3 million letter of credit that was recorded in accrued and other liabilities in our consolidated balance sheets. In January 2004, the letter of credit was fully funded as a loan and the  related $1.0 million  specific  reserve was reclassified from accrued and other liabilities to the allowance for loan losses. In  June 2004, we  reclassified $1.5 million  from the allowance for loan losses to accrued and other liabilities to establish a specific reserve associated with our commercial leasing portfolio sale and related recourse obligations for certain leases sold.

Deposits

Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

The following table sets forth the distribution of our average deposit accounts for the years ended December 31, 2007, 2006 and 2005, and the weighted average interest rates on each category of deposits:


                                                                          Year Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                      2007                          2006                          2005
                                          ----------------------------  ----------------------------  ----------------------------
                                                       Percent                       Percent                       Percent
                                                         of                            of                           of
                                            Amount    Deposits   Rate      Amount   Deposits   Rate      Amount   Deposits  Rate
                                            ------    --------   ----      ------   --------   ----      ------   --------  ----
                                                                       (dollars expressed in thousands)

Noninterest-bearing demand deposits...    $1,232,650    14.23%     --%   $1,267,681   15.82%     --%   $1,257,277   17.45%    --%
Interest-bearing demand deposits......       957,454    11.05    0.96       962,956   12.01    0.85       905,613   12.57   0.49
Savings and money market deposits.....     2,613,745    30.17    3.05     2,152,419   26.86    2.48     2,135,156   29.64   1.39
Time deposits.........................     3,859,552    44.55    4.76     3,631,516   45.31    4.28     2,906,601   40.34   3.21
                                          ----------   ------    ====    ----------  ------    ====    ----------  ------   ====
   Total average deposits.............    $8,663,401   100.00%           $8,014,572  100.00%           $7,204,647  100.00%
                                          ==========   ======            ==========  ======            ==========  ======

Capital and Dividends

Historically, we have accumulated capital to support our acquisitions by retaining most of our earnings. We pay relatively small dividends on our Class A convertible, adjustable rate preferred stock and our Class B adjustable rate preferred stock, totaling $786,000 for each of the years ended December 31, 2007, 2006 and 2005.

Management believes as of December 31, 2007 and 2006, First Bank and we were "well capitalized," as defined in regulations adopted pursuant to the FDIC Improvement Act of 1991. First Bank's and our actual and required capital ratios are further described in Note 21 to our Consolidated Financial Statements.

As of December 31, 2007, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our Consolidated
Financial Statements, the sole assets of the statutory and business trusts are our subordinated debentures.

A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2007, is as follows:

                                   Date of Trust                              Interest     Preferred     Subordinated
    Name of Trust                    Formation         Type of Offering         Rate       Securities     Debentures
    -------------                    ---------         ----------------         ----       ----------     ----------

First Preferred Capital Trust IV   January 2003      Publicly Underwritten      8.15%     $46,000,000    $47,422,700
First Bank Statutory Trust          March 2003         Private Placement        8.10%      25,000,000     25,774,000
First Bank Statutory Trust II     September 2004       Private Placement      Variable     20,000,000     20,619,000
Royal Oaks Capital Trust I         October 2004        Private Placement      Variable      4,000,000      4,124,000
First Bank Statutory Trust III     November 2004       Private Placement      Variable     40,000,000     41,238,000
First Bank Statutory Trust IV      February 2006       Private Placement      Variable     40,000,000     41,238,000
First Bank Statutory Trust V        April 2006         Private Placement      Variable     20,000,000     20,619,000
First Bank Statutory Trust VI       June 2006          Private Placement      Variable     25,000,000     25,774,000
First Bank Statutory Trust VII     December 2006       Private Placement      Variable     50,000,000     51,547,000
First Bank Statutory Trust VIII    February 2007       Private Placement      Variable     25,000,000     25,774,000
First Bank Statutory Trust X        August 2007        Private Placement      Variable     15,000,000     15,464,000
First Bank Statutory Trust IX     September 2007       Private Placement      Variable     25,000,000     25,774,000
First Bank Statutory Trust XI     September 2007       Private Placement      Variable     10,000,000     10,310,000

For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital. Because of these limitations, as of December 31, 2007, $59.7 million of the trust preferred securities was not eligible for inclusion in our Tier 1 capital; however, this amount was eligible for inclusion in our total risk-based capital.

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $1.96 billion and $1.86 billion at December 31, 2007 and 2006, respectively.

The following table presents the maturity structure of these other sources of funds, which consist of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at December 31, 2007:

                                                          Certificates of Deposit    Other
                                                            of $100,000 or More    Borrowings        Total
                                                            -------------------    ----------        -----
                                                                       (dollars expressed in thousands)

     Three months or less....................................   $  619,373           281,266         900,639
     Over three months through six months....................      428,756             1,000         429,756
     Over six months through twelve months...................      354,482            21,080         375,562
     Over twelve months......................................      144,246           111,777         256,023
                                                                ----------          --------       ---------
         Total...............................................   $1,546,857           415,123       1,961,980
                                                                ==========          ========       =========

In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2007 and 2006, First Bank's borrowing capacity under the agreement was approximately $523.3 million and $639.1 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $672.3 million and $666.0 million at December 31, 2007 and 2006, respectively. We had FHLB advances outstanding of $857,000 and $4.0 million at December 31, 2007 and 2006, respectively, all of which represent advances assumed in conjunction with various acquisitions. On January 18, 2008, First Bank entered into two $100.0 million FHLB advances that mature in January 2009 and July 2009, respectively, to increase our liquidity in light of uncertain market conditions and increased loan funding needs.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2007 were as follows:

                                                 Less Than        1-3          3-5         Over
                                                  1 Year         Years        Years       5 Years      Total (1)
                                                  ------         -----        -----       -------      -----
                                                                 (dollars expressed in thousands)

     Operating leases.......................    $   17,193       29,001       21,372       53,074      120,640
     Certificates of deposit (2)............     3,696,359      413,266       81,635        1,234    4,192,494
     Other borrowings (2)...................       275,346      100,777           --           --      376,123
     Notes payable (2)......................        28,000       11,000           --           --       39,000
     Subordinated debentures (2)............            --           --           --      353,752      353,752
     Other contractual obligations..........         2,067 (3)      250          136           77        2,530
                                                ----------      -------      -------      -------    ---------

         Total..............................    $4,018,965      554,294      103,143      408,137    5,084,539
                                                ==========      =======      =======      =======    =========
     -------------------------
     (1)  Amounts exclude FIN 48 unrecognized tax liabilities of $11.2 million and related accrued interest  expense of $1.4 million for which the timing of payment of such liabilities cannot be reasonably estimated  as  of
          December 31, 2007.
     (2)  Amounts exclude the related interest expense accrued on these obligations as of December 31, 2007.
     (3)  Includes an accrued expense related to our estimated indemnification obligation, as  member bank, to share certain litigation costs of Visa, as further described under "--Noninterest Expense."

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

Deferred Tax Assets. We recognize deferred tax assets for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. For further discussion, refer to "--Effects of New Accounting Standards," "--Comparison of Results of Operations for 2007 and 2006 - Provision for Income Taxes," "--Comparison of Results of Operations for 2006 and 2005 - Provision for Income Taxes," and Note 1 and Note 13 to our Consolidated Financial Statements appearing elsewhere in this report.

Business Combinations. We emphasize acquiring other financial institutions as one means of achieving our growth objectives. The determination of the fair value of the assets and liabilities acquired in these transactions, as well as the returns on investment that may be achieved, requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income streams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income streams were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility in our reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which may impact our reported earnings and directly impacts our regulatory capital levels. For further discussion, refer to "--Effects of New Accounting Standards," "--Acquisitions" and Note 2, Note 8 and Note 21 to our Consolidated Financial Statements appearing elsewhere in this report.

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

In March 2006, the FASB issued SFAS No. 156 -- Accounting for Servicing of Financial Assets. SFAS No. 156, an amendment of FASB SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, addresses the recognition and measurement of separately recognized servicing assets and liabilities and allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 156 on January 1, 2007, which did not have a material impact on our financial condition or results of operations. On January 1, 2008, we opted to measure servicing rights at fair value. The election of this option resulted in the recognition of a cumulative effect of a change in accounting principle of $5.8 million, which was recorded as an increase to beginning retained earnings as further described in Note 1 to our Consolidated Financial Statements.

In June 2006, the FASB issued FIN 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We implemented FIN 48 on January 1, 2007, as further described in Note 1 and Note 13 to our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157 -- Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We are currently evaluating the requirements of SFAS No. 157 to determine their impact on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 -- The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No.
115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Retrospective application is not allowed. Early adoption is permitted as of the beginning of an entity's fiscal year that begins on or before November 15, 2007, provided the entity also elects to adopt all of the provisions of SFAS No. 157 at the early adoption date. We implemented SFAS No. 159 on January 1, 2008, which did not have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) -- Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how entities will account for business combinations under SFAS No. 141(R) include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date;
(c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date;
(d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 -- Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. SFAS No. 141(R) is effective for all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial condition, results of operations and the disclosures that will be presented in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 -- Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. We are currently evaluating the requirements of SFAS No. 160 to determine their impact on our financial condition, results of operations and the disclosures that will be presented in our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are included under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" appearing on pages 34 through 36 of this report.

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

The financial statements and supplementary data appear on pages 67 through 112 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management's report on internal control over financial reporting appears on page 66 of this report and is incorporated herein by this reference. Management, under the supervision of the Company's President and Chief Executive Officer and Chief Financial Officer, has excluded internal control over financial reporting associated with CFHI from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Management's report on internal control over financial reporting was not subject to attestation by the Company's Independent Registered Public Accounting Firm as of December 31, 2007 pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information

None.

                                                          PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors and Committees of the Board

Our Board of Directors consists of six members. The Board determined that Messrs. Gundaker, Steward and Yaeger are independent. Each of our directors identified in the following table was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.



                                        Director             Principal Occupation(s) During Last Five Years
        Name                    Age      Since                    and Directorships of Public Companies
        ----                    ---      -----                    -------------------------------------


James F. Dierberg (1)            70      1979      Chairman  of  the  Board  of  Directors of First Banks,  Inc. since
                                                   1988; Chief  Executive  Officer of First  Banks,  Inc. from 1988 to
                                                   April 2003;  President of First Banks,  Inc.  from 1979 to 1992 and from  1994  to  October 1999;  Chairman  of the Board of Directors,
                                                   President and Chief Executive Officer of First Banks America,  Inc.
                                                   from 1994 until its merger with First Banks, Inc. in December 2002.

Terrance M. McCarthy             53      2003      President and Chief  Executive  Officer of First Banks,  Inc. since
                                                   April 1, 2007;  Senior Executive Vice President and Chief Operating
                                                   Officer of First  Banks,  Inc.  from August 2002 to March 31, 2007;
                                                   Director of First Banks,  Inc. since April 2003;  Director of First
                                                   Banks  America,  Inc.  from July 2001 until its  merger  with First
                                                   Banks,  Inc. in December  2002;  Executive  Vice President of First
                                                   Banks  America,  Inc. from 1999 to December  2002;  Chairman of the
                                                   Board of  Directors  of First Bank since  January  2003;  Executive
                                                   Vice  President  of First Bank since June 25, 2007;  President  and
                                                   Chief Executive  Officer of First Bank from August 2002 to June 25,
                                                   2007;  Chairman  of the  Board of  Directors,  President  and Chief
                                                   Executive  Officer  of First  Bank and Trust  from April 2000 until its merger with and into First Bank in March 2003.

Steven F. Schepman (1)           35      2004      Director  of First  Banks,  Inc.  since July 2004;  Executive  Vice
                                                   President  and  Director  of  Corporate  Development  and  Business
                                                   Segments of First  Banks,  Inc.  since  April 2, 2007;  Senior Vice
                                                   President  and Chief  Financial  Officer of First Banks,  Inc. from
                                                   August  2005 to April 1,  2007;  Director  of First Bank from April
                                                   2001 to October  2004;  Senior Vice  President  - Private  Banking,
                                                   Wealth  Management  and Trust  Services of First Bank from November
                                                   2000 to  August  31,  2005;  From May 1999 to  November  2000,  Mr.
                                                   Schepman   was  employed  in  various   other   senior   management
                                                   capacities with First Banks, Inc.

Gordon A. Gundaker (2)           74      2001      Chairman of the Board of  Directors of Gundaker  Commercial  Group,
                                                   Inc.,  a  full-service   commercial   real  estate  firm  providing
                                                   brokerage,   development,   construction   and   asset   management
                                                   services,  in St. Louis,  Missouri,  since July 2007; President and
                                                   Chief Executive  Officer of Coldwell Banker Gundaker from September
                                                   2001 to July 2007.

David L. Steward (2)             56      2000      Chairman  of the  Board  of  Directors  of  World  Wide  Technology
                                                   Holding Co., Inc., an electronic  procurement and logistics company in the information  technology  industry,  in St. Louis,  Missouri;
                                                   Director   of   Centene   Corporation,   Civic   Progress   of  St.
                                                   Louis,  the St. Louis  Regional  Commerce  and Growth  Association,
                                                   the Regional Business Council,  Webster  University,  Barnes Jewish
                                                   Hospital,  the United  Way of Greater  St.  Louis and  Greater  St.
                                                   Louis Area Council - Boy Scouts of America.






Douglas H. Yaeger (2)(3)         59      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                   Officer  of The  Laclede  Group,  Inc.,  an exempt  public  utility holding company in St. Louis,  Missouri since 2001; Chairman of the
                                                   Board of  Directors,  President  and  Chief  Executive  Officer  of
                                                   Laclede Gas Company  since 1999;  President  of Laclede Gas Company since 1997;  Director  and Chief  Operating  Officer of Laclede Gas
                                                   Company from 1997 to 1999;  Executive  Vice  President - Operations and  Marketing of Laclede Gas Company  from 1995 to 1997;  Director and past  Chairman  of the  Board  of  Directors  of the St.  Louis
                                                   Regional  Commerce  and  Growth  Association;   Director  and  past
                                                   Chairman  of Southern  Gas  Association;  Director of American  Gas
                                                   Association;   Director  and   Chairman  of  the  Missouri   Energy
                                                   Development  Association;  Commissioner  of the St.  Louis  Science
                                                   Center; Director of Barnes-Jewish Hospital,  Greater St. Louis Area
                                                   Council - Boy Scouts of America,  The Municipal Theatre Association
                                                   of St.  Louis,  the  United Way of Greater  St.  Louis and  Webster
                                                   University; Chairman of Civic Progress.
----------------------------------
(1)  Mr. Steven F. Schepman is the son-in-law of Mr. James F. Dierberg.
(2)  Member of the Audit Committee.
(3)  Mr. Douglas H. Yaeger serves as Chairman of the Audit Committee and the Audit Committee financial expert.

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

The members of the Audit Committee as of March 26, 2008 were Mr. Gordon A. Gundaker, Mr. David L. Steward and Mr. Douglas H. Yaeger, who serves as the Chairman of the Audit Committee and the Audit Committee financial expert.

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

The Audit Committee reviewed with the Independent Registered Public Accounting Firm, who is responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with U.S. generally accepted accounting principles, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 114, The Auditor's Communication With Those Charged with Governance. In addition, the Audit Committee discussed with the Independent Registered Public Accounting Firm its independence from management and the Company, including the matters required by Standard No. 1 of the Independence Standards Board, and the Audit Committee considered the compatibility of non-audit services provided by the Independent Registered Public Accounting Firm with the firm's independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by Standard No. 1 of the Independence Standards Board.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2007 for filing with the SEC.

                         Audit Committee
                         ---------------

                         Douglas H. Yaeger, Chairman of the Audit Committee Gordon A. Gundaker
                         David L. Steward

Code of Ethics for Principal Executive Officer and Financial Professionals

The Board of Directors has approved a Code of Ethics for Principal Executive Officer and Financial Professionals that covers the Principal Executive Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Investment Officer, the Senior Vice President - Special Projects, the Senior Vice President
- Director of Taxes, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role. These individuals are also subject to the policies and procedures adopted by First Banks that govern the conduct of all of its employees. The Code of Ethics for Principal Executive Officer and Financial Professionals is included as an exhibit to this Annual Report on Form 10-K.

Code of Conduct for Employees, Officers and Directors

The Board of Directors has approved a Code of Conduct applicable to all employees, officers and directors of First Banks that addresses conflicts of interest, honesty and fair dealing, accounting and auditing matters, political activities and application and enforcement of the Code of Conduct. The Code of Conduct is available on First Banks' website, www.firstbanks.com, under "About
                                               ------------------
us."

Executive Officers

Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 26, 2008, were as follows:


                                             Current First Banks                     Principal Occupation(s)
        Name                   Age              Office(s) Held                       During Last Five Years
        ----                   ---              --------------                       ----------------------

James F. Dierberg               70   Chairman of the Board of Directors.     See  "Item  10  -  Directors,  Executive
                                                                             Officers  and  Corporate   Governance  -
                                                                             Board of Directors."

Terrance M. McCarthy            53   President,  Chief Executive  Officer    See  "Item  10  -  Directors,  Executive
                                     and Director;  Chairman of the Board    Officers  and  Corporate   Governance  -
                                     of Directors of First Bank.             Board of Directors."

Steven F. Schepman              35   Executive Vice  President,  Director    See  "Item  10  -  Directors,  Executive
                                     of   Corporate    Development    and    Officers  and  Corporate   Governance  -
                                     Business Segments, and Director.        Board of Directors."

Russell L. Goldammer            51   Executive  Vice  President and Chief    Executive   Vice   President  and  Chief
                                     Information Officer.                    Information   Officer   since   November
                                                                             2004;  Chief   Information   Officer  of
                                                                             Outsourcing Solutions,  Inc., St. Louis,
                                                                             Missouri,  from  April  2001 to  October
                                                                             2004.

Robert S. Holmes, Jr.           44   Executive     Vice    President    -    Executive   Vice   President   of  First
                                     Commercial    Banking;    President,    Banks,   Inc.   since   July  1,   2007;
                                     Chief    Executive    Officer    and    President  and Chief  Executive  Officer
                                     Director of First Bank.                 of  First  Bank  since  June  25,  2007;
                                                                             Director of First Bank  since July 2007;
                                                                             Group  Senior  Vice President - Regional
                                                                             Commercial Banking Group of LaSalle Bank
                                                                             N.A. in   Chicago, Illinois  from  March
                                                                             2007 to June 2007; Senior Vice President
                                                                             and   Chief   Administrative   Officer -
                                                                             Commercial Banking Division  of  LaSalle
                                                                             Bank  N.A.  in   Chicago, Illinois  from
                                                                             March  2006  to  March 2007; Senior Vice
                                                                             President  and  Region  Head  of LaSalle
                                                                             Bank  N.A.  in  St. Louis, Missouri from
                                                                             September 1996 to March 2006.

Daniel W. Jasper                62   Executive  Vice  President and Chief    Executive   Vice   President  and  Chief
                                     Credit   Officer;   Executive   Vice    Credit  Officer  of  First  Banks,  Inc.
                                     President,  Chief Credit Officer and    since   October   2003;    Senior   Vice
                                     Director of First Bank.                 President   and  Acting   Chief   Credit
                                                                             Officer of First  Banks,  Inc.  from May
                                                                             2003  to  October   2003;   Senior  Vice
                                                                             President  -  Credit  Administration  of
                                                                             First Banks, Inc. from 1995 to May 2003.

F. Christopher McLaughlin       54   Executive  Vice  President, Director    Executive  Vice  President  and Director
                                     of  Retail  Banking  and Director of    of Retail Banking  since  April 2, 2007;
                                     Sales,   Marketing   and   Products;    Executive Vice President and Director of
                                     Director of First Bank.                 Sales, Marketing  and  Products of First
                                                                             Banks,  Inc.   since   September   2003;
                                                                             Director  of  First  Bank  since October
                                                                             2004;   Executive   Vice   President   -
                                                                             Personal Banking Division, HSBC Bank  of
                                                                             USA  in  Buffalo,  New York from 1998 to
                                                                             June 2002; Independent  Consultant  from
                                                                             July 2002 to August 2003.




Mary P. Sherrill                53   Executive    Vice    President   and    Executive  Vice  President  and Director
                                     Director of Operations;  Director of    of  Operations  of  First  Banks,   Inc.
                                     First Bank.                             since  April  2003;  Director  of  First
                                                                             Bank  since  April  2003; Director, Vice
                                                                             Chairman and Chief of  Bank  Operations,
                                                                             Southwest Bank  in  St. Louis,  Missouri
                                                                             from April 1999 to March 2003.


Lisa K. Vansickle               40   Senior  Vice   President  and  Chief    Senior   Vice    President   and   Chief
                                     Financial   Officer;   Senior   Vice    Financial  Officer of First Banks,  Inc.
                                     President,  Secretary  and  Director    since   April  2,  2007;   Senior   Vice
                                     of First Bank.                          President   and   Controller   of  First
                                                                             Banks,  Inc.  from January 2001 to April
                                                                             1, 2007;  Vice  President and Controller
                                                                             of First Banks,  Inc. from April 1999 to
                                                                             January   2001;   Vice   President   and
                                                                             Director   of   Internal    Audit   from
                                                                             December  1997  to  March  1999;  Senior
                                                                             Vice  President,  Secretary and Director
                                                                             of First Bank since July 2001.

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

Bonus. We offer our key executive officers additional compensation through an Executive Incentive Compensation Plan, or the Plan. The objectives of the Plan are to promote superior short-term and long-term financial performance of the Company through its key executives; to reward those key executive officers who deliver solid results with market-competitive incentives; and to attract, motivate and retain skilled and experienced individuals who can increase the size and profitability of the Company. Our Chairman of the Board has full discretion to determine on an annual basis those executives who are eligible to participate in the Plan. Each of the named executive officers is a participant in the Plan, along with certain other executive officers, with the exception of Ms. Vansickle and Mr. Schepman. Mr. Schepman is the son-in-law of Mr. James F. Dierberg and lineal descendants of Mr. Dierberg and their spouses are not eligible to participate in the Plan. Ms. Vansickle received a discretionary bonus in 2007. Mr. Schepman received a discretionary bonus in 2007 and 2006.

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

The Board of Directors and President and Chief Executive Officer periodically review the various components of our executive compensation programs. Salaries paid, annual bonuses awarded and deferred compensation balances for the named executives are further described in the "Summary Compensation Table" and "Nonqualified Deferred Compensation Table" below.

Executive Compensation. The following table sets forth certain information regarding compensation earned by the named executive officers for the years ended December 31, 2007 and 2006:


                                             SUMMARY COMPENSATION TABLE

                                                                                      All Other
Name and Principal Position(s)                 Year        Salary (1)     Bonus (1)  Compensation (2)   Total (1)
------------------------------                 ----        ------         -----      ------------       -----

James F. Dierberg                              2007       $610,000            --         9,000         619,000
Chairman of the Board of Directors             2006        610,000            --         8,800         618,800

Terrance M. McCarthy (3)                       2007        478,000       374,800         9,000         861,800
President and                                  2006        409,000       345,000         8,800         762,800
Chief Executive Officer

Lisa K. Vansickle (4)                          2007        174,000        24,000        18,300 (5)     216,300
Senior Vice President
and Chief Financial Officer

Russell L. Goldammer                           2007        237,200       222,400         9,000         468,600
Executive Vice President and
Chief Information Officer

Daniel W. Jasper                               2007        264,800       239,000         9,000         512,800
Executive Vice President                       2006        245,600       215,000         8,800         469,400
and Chief Credit Officer

Allen H. Blake (6)                             2007        118,800       573,600       234,500 (7)     926,900
(Former President and                          2006        470,000       413,800         8,800         892,600
Chief Executive Officer)

Steven F. Schepman (4)                         2007        194,300        35,000         9,000         238,300
Executive Vice President and                   2006        175,400        20,000         8,300         203,700
Director of Corporate Development and
Business Segments
(Former Chief Financial Officer)
--------------------------------------
(1)   Salary and bonus reported for Messrs. McCarthy, Blake and Jasper include amounts deferred in our NQDC Plan, as further described below and in Note 17 to our  Consolidated  Financial Statements, of $47,800,  $310,500
      and $26,500, respectively, or  an  aggregate of $384,800. Salary reported for  Messrs. Dierberg, Goldammer,
      Schepman, and Ms. Vansickle did not include  any  amounts deferred in our NQDC Plan. Earnings by  the named executives on their NQDC Plan balances did not include any above-market or preferential earnings.
(2)   All other compensation reported reflects contributions to our 401(k) Plan,  as further described in Note 17 to our Consolidated Financial Statements,  with the exception of the amounts reported for Ms. Vansickle and
      Mr. Blake, as further described below.
(3)   Mr. McCarthy became President and Chief Executive Officer of First Banks,  Inc. on April 1, 2007.
(4)   Ms. Vansickle served as Senior Vice President  and  Controller  of First Banks, Inc. until April 2, 2007 at which time she assumed the role of Senior Vice President and  Chief  Financial Officer of First Banks, Inc.
      Mr. Schepman  served as  Senior Vice President and Chief Financial Officer of First Banks, Inc. until April
      2, 2007 at which time he assumed the role of Executive Vice President and Director of Corporate Development
      and Business Segments of First Banks, Inc.
(5)   All other compensation reported for Ms. Vansickle reflects a contribution  to our 401(k) Plan of $8,300 and the payout of a $10,000 award previously granted under an incentive plan that Ms. Vansickle participated in prior to the time she became a named executive officer on April 2, 2007.  Ms. Vansickle's participation  in that incentive plan terminated at the time she became a named executive officer.
(6)   Mr. Blake retired from the Company on March 31, 2007.
(7)   All other  compensation  reported  for  Mr. Blake for  2007  reflects a contribution to  our 401(k) Plan of
      $9,000, an NQDC Plan distribution of $144,000, an automobile valued at $55,100 awarded upon  his retirement on March 31, 2007 and taxes of $26,400 related to the receipt of the automobile.

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

The NQDC Plan allows for us to credit the deferred compensation accounts of any participant with discretionary contributions, however, we have not made any such discretionary contributions under the NQDC Plan since its inception. Any such contributions, if made, would vest over a five-year period. Earnings or losses on participant account balances resulting from the participant's investment choices are credited or charged to the participant accounts on a monthly basis. We recognize these earnings or losses in our consolidated statements of income on a monthly basis. In the event of retirement, payment of the vested portion of the participant's deferred compensation account balance is either made through a single lump sum payment or annual payments over five or ten years, subject to election by the participant. Payment of the vested portion of the participant's deferred compensation account balance is made through a single lump sum payment in the event the participant terminates his or her employment for reasons other than retirement. We did not make any withdrawals or distributions to the named executive officers, except Mr. Blake, or the non-employee directors from our NQDC Plan for the year ended December 31, 2007.

The following table sets forth certain information regarding nonqualified deferred compensation earned by the named executive officers for the year ended December 31, 2007:


                                        NONQUALIFIED DEFERRED COMPENSATION TABLE
                                        ----------------------------------------


                                          Executive           Aggregate          Aggegrate           Aggregate
                                       Contributions in       Earnings in     Distributions in       Balance at
Name and Principal Position(s)       Last Fiscal Year (1)  Last Fiscal Year   Last Fiscal Year    December 31, 2007
------------------------------       ----------------      ----------------   ----------------    -----------------

James F. Dierberg                        $     --               18,000                 --             410,700 (2)
Chairman of the Board of Directors

Terrance M. McCarthy                       47,800               31,000                 --             581,200 (3)
President and
Chief Executive Officer

Lisa K. Vansickle                              --                2,200                 --              45,000 (4)
Senior Vice President
and Chief Financial Officer

Daniel W. Jasper                           26,500                8,400                 --             222,000 (5)
Executive Vice President
and Chief Credit Officer

Allen H. Blake                            310,500               85,800           (144,000) (6)      1,363,400 (7)
(Former President and
Chief Executive Officer)

Steven F. Schepman                             --                  300                 --               5,400 (8)
Executive Vice President and
Director of Corporate Development and
Business Segments
(Former Chief Financial Officer)

----------------------
(1)  All executive contributions represent the deferral of base salary and/or  bonus payments reflected in the "Summary
     Compensation Table." We did not make any discretionary contributions under the  NQDC  Plan as  of and for the year ended December 31, 2007.
(2)  Of this amount, $305,500 represents deferrals of cash consideration from  prior years  that were  reflected in the
     "Summary Compensation Table" in our  Annual Report on Form 10-K  for  the  relevant years.  The  remaining balance represents the cumulative earnings on the original deferred amounts and the participant's 2007 activity.
(3)  Of this amount, $403,300  represents  deferrals  of  cash  consideration  from  prior years. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant's 2007 activity.
(4)  Of this amount,  $33,200  represents  deferrals  of  cash  consideration from  prior  years. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant's 2007 activity.
(5)  Of this amount, $160,000 represents deferrals of cash consideration from  prior years  that  were reflected in the
     "Summary  Compensation  Table"  in our  Annual  Report  on Form 10-K for the relevant years. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant's 2007 activity.
(6)  Following  his  retirement  effective  on March 31, 2007,  Mr. Allen H. Blake  received  the  first  of ten annual distributions of his NQDC Plan participant account balance, which is fully vested.
(7)  Of this amount, $906,700 represents deferrals of cash consideration from  prior  years  that were reflected in the
     "Summary  Compensation  Table" in  our  Annual  Report  on Form 10-K for the relevant years. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant's 2007 activity, including a distribution of $144,000 paid in 2007.
(8)  Of this amount, $5,000 represents deferrals of cash consideration from  prior years  tha t were  reflected  in the
     "Summary  Compensation  Table"  in  our  Annual Report on Form 10-K for the relevant years. The remaining  balance represents the cumulative earnings on the original deferred amounts and the participant's 2007 activity.

Potential Payments Upon Termination. Upon termination of employment, the executive officers will receive payments of their vested portion of the executive's deferred compensation account balance under our NQDC Plan as described above.

Compensation of Directors. The following table sets forth compensation earned by the named non-employee directors for the year ended December 31, 2007:

                                DIRECTOR COMPENSATION TABLE
                                ---------------------------

                                  Fees Earned or
               Name                Paid in Cash          Total
               ----                ------------          -----

         Gordon A. Gundaker          $ 29,750           29,750

         David L. Steward (1)          29,750           29,750

         Douglas H. Yaeger (1)(2)      34,000           34,000

         -------------------------
         (1) Fees paid for Messrs. Steward and Yaeger include payments deferred in our NQDC Plan of $29,750 and $34,000, respectively, or an aggregate of $63,750. Earnings by the directors on their NQDC Plan balances did not include any above-market or preferential earnings.
         (2) Mr. Yaeger serves as Chairman of the Audit Committee and the Audit Committee Financial Expert.

Our executive officers that are also directors do not receive remuneration other than salaries and bonuses for serving on our Board of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Effective with the October 2007 Board and Audit Committee meetings, such non-employee directors received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended. Mr. Yaeger also received a fee of $1,250 per calendar quarter for his service as Chairman of the Audit Committee. Messrs. Yaeger, Gundaker and Steward also received a fee of $3,750 per calendar quarter as a retainer for their service as members of the Board of Directors. Prior to the October 2007 meetings, such non-employee directors received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended. Mr. Yaeger also received a fee of $4,000 per calendar quarter for his service as Chairman of the Audit Committee, and Messrs. Gundaker and Steward also received a fee of $3,000 per calendar quarter for their service as members of the Audit Committee. Our non-employee directors are also eligible to participate in our NQDC Plan. Our directors do not receive any other compensation, and there are no arrangements for amounts to be paid to directors upon resignation or any other termination of such director or a change in control of the Company. The Audit Committee is currently the only committee of our Board of Directors.

Compensation Committee Interlocks and Insider Participation. We do not have a compensation committee, therefore, our Board of Directors performs the functions of such a committee. Messrs. Dierberg, McCarthy and Schepman serve or have served as executive officers and/or members of our Board of Directors. Except for the foregoing, none of our executive officers served during 2007 as a member of our compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

See further information regarding transactions with related parties in Note 19 to our Consolidated Financial Statements appearing on pages 104 through 106 of this report.

Compensation Committee Report.

Our Board of Directors, which performs the functions of our compensation committee, has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Board of Directors recommended the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2007.

                           Board of Directors
                           ------------------

                           James F. Dierberg, Chairman of the Board of Directors Gordon A. Gundaker
                           Terrance M. McCarthy
                           Steven F. Schepman
                           David L. Steward
                           Douglas H. Yaeger

Item 12.  Security   Ownership  of  Certain Beneficial Owners and Management and
          Related Stockholder Matters

The following table sets forth, as of March 26, 2008, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

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

--------------------
 *    Represents less than 1.0%.
(1)   Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, our Chairman
      of the Board, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II and Michael
      J. Dierberg and Mrs. Ellen D. Schepman,formerly Ms. Ellen C. Dierberg, are their adult children.
(2)   Due to the relationship between Mr. James F. Dierberg, his wife and their  children, Mr. Dierberg is deemed to share voting and investment power over these shares.
(3)   Due to the relationship between Mr. James F. Dierberg, his wife and First  Bank, Mr. Dierberg is  deemed to share voting and investment power over these shares.
(4)   Convertible into common stock, based on the appraised value of the common  stock at the date of conversion.
      Assuming an appraised value of the common stock equal to  the book  value, the  number of shares of  common stock into which the Class A Preferred Stock is convertible at December 31, 2007 is  355, which  shares are not included in the above table.
(5)   Sole voting and investment power.


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

Transactions with related parties, including transactions with affiliated persons and entities, are described in Note 19 to our Consolidated Financial Statements on pages 104 through 106 of this report.

Director Independence. Our Board of Directors has determined that Messrs. Gordon
A. Gundaker, David L. Steward and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee of the Board of Directors is composed only of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors' and officers'
questionnaire. The Board of Directors considered each of the related person transaction discussed above in making its independence determination.

First Banks has only preferred securities listed on the NYSE and, pursuant to the General Application section of NYSE Rule 303A, is not subject to NYSE Rule 303A.01 requiring a majority of independent directors. Messrs. Dierberg, McCarthy and Schepman are not independent because they are each current or former executive officers of the company.

Item 14.  Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

During 2007 and 2006, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2007 and 2006:

                                                                                       2007          2006
                                                                                       ----          ----

           Audit fees (1).......................................................    $ 610,500       601,500
           Audit related fees...................................................           --            --
           Tax fees (2).........................................................           --        82,637
           All other fees.......................................................           --            --
                                                                                    ---------      --------
                  Total.........................................................    $ 610,500       684,137
                                                                                    =========      ========
          ------------------------
          (1)  For 2007 and 2006,  audit fees include the  audits  of  the  consolidated financial  statements of
               First Banks and SBLS LLC, as well as services provided for reporting requirements under FDICIA and mortgage  banking  activities,  which  are  included  in  the audit fees of First Banks,  as these services  are  closely  related  to the  audit of First  Banks' consolidated financial statements.
               Audit fees also include other accounting and reporting consultations.
          (2)  For 2006, tax services include tax compliance and general tax planning and advice.

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

         (b) The index of required exhibits is included beginning on page 116 of this Report.

         (c)  Not Applicable.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Management of First Banks, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the President and Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in circumstances or that the degree of compliance with the policies and procedures may deteriorate.

On November 30, 2007, the Company completed its acquisition of Coast Financial Holdings, Inc. and its wholly owned banking subsidiary, Coast Bank of Florida (collectively, CFHI). Coast Bank of Florida was merged with and into First Bank, the Company's indirect wholly owned subsidiary, on November 30, 2007. Management has excluded internal control over financial reporting associated with CFHI from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. As of December 31, 2007, the assets associated with CFHI represented approximately 6.1% of the total assets of the Company. Total revenue, defined as net interest income and noninterest income, associated with CFHI included in the Company's total revenue for the year ended December 31, 2007 was limited to the period from December 1, 2007 to December 31, 2007, and represented 0.1% of the Company's total revenue for the year ended December 31, 2007.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework.

This annual report does not include an attestation report of the Company's Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's Independent Registered Public Accounting Firm pursuant to temporary rules of the United States Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

                                FIRST BANKS, INC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------






The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an
Interpretation of Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes.




                                               /s/ KPMG LLP
                                               ------------


St. Louis, Missouri
March 26, 2008


                                                   FIRST BANKS, INC.

                                             CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------

                        (dollars expressed in thousands, except share and per share data)

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2007             2006
                                                                                          ----             ----

                                                        ASSETS
                                                        ------

Cash and cash equivalents:
     Cash and due from banks........................................................  $   217,597          215,974
     Short-term investments.........................................................       14,078          153,583
                                                                                      -----------       ----------
          Total cash and cash equivalents...........................................      231,675          369,557
                                                                                      -----------       ----------

Investment securities:
     Trading........................................................................           --           81,168
     Available for sale.............................................................    1,000,392        1,359,729
     Held to maturity (fair value of $19,078 and $23,971, respectively).............       18,879           24,049
                                                                                      -----------       ----------
          Total investment securities...............................................    1,019,271        1,464,946
                                                                                      -----------       ----------

Loans:
     Commercial, financial and agricultural.........................................    2,382,067        1,934,912
     Real estate construction and development.......................................    2,141,234        1,832,504
     Real estate mortgage...........................................................    4,211,285        3,615,148
     Consumer and installment.......................................................       97,117           83,008
     Loans held for sale............................................................       66,079          216,327
                                                                                      -----------       ----------
          Total loans...............................................................    8,897,782        7,681,899
     Unearned discount..............................................................      (14,528)         (15,418)
     Allowance for loan losses......................................................     (168,391)        (145,729)
                                                                                      -----------       ----------
          Net loans.................................................................    8,714,863        7,520,752
                                                                                      -----------       ----------

Bank premises and equipment, net....................................................      238,331          178,417
Goodwill and other intangible assets................................................      315,651          295,382
Bank-owned life insurance...........................................................      116,619          113,778
Deferred income taxes...............................................................      138,618          100,175
Other assets........................................................................      122,332          115,707
                                                                                      -----------       ----------
          Total assets..............................................................  $10,897,360       10,158,714
                                                                                      ===========       ==========

                                                     LIABILITIES
                                                     -----------

Deposits:
     Noninterest-bearing demand.....................................................  $ 1,259,123        1,281,108
     Interest-bearing demand........................................................      980,850          981,939
     Savings and money market.......................................................    2,716,726        2,352,575
     Time deposits of $100 or more..................................................    1,546,857        1,419,579
     Other time deposits............................................................    2,645,637        2,407,885
                                                                                      -----------       ----------
          Total deposits............................................................    9,149,193        8,443,086
Other borrowings....................................................................      376,123          373,899
Notes payable.......................................................................       39,000           65,000
Subordinated debentures.............................................................      353,752          297,966
Deferred income taxes...............................................................       46,834           42,826
Accrued expenses and other liabilities..............................................       59,426          130,033
Minority interest in subsidiary.....................................................        5,544            5,469
                                                                                      -----------       ----------
          Total liabilities.........................................................   10,029,872        9,358,279
                                                                                      -----------       ----------

                                                 STOCKHOLDERS' EQUITY
                                                 --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.           --               --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.....................       12,822           12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding........................................          241              241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...........................................        5,915            5,915
Additional paid-in capital..........................................................        9,685            9,685
Retained earnings...................................................................      843,782          784,864
Accumulated other comprehensive loss................................................       (4,957)         (13,092)
                                                                                      -----------       ----------
          Total stockholders' equity................................................      867,488          800,435
                                                                                      -----------       ----------
          Total liabilities and stockholders' equity................................  $10,897,360       10,158,714
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

                                                   FIRST BANKS, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------

                           (dollars expressed in thousands, except share and per share data)

                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                   2007        2006         2005
                                                                                   ----        ----         ----
 Interest income:
    Interest and fees on loans...............................................   $ 629,825     581,503      424,095
    Investment securities:
      Taxable................................................................      61,785      57,017       65,895
      Nontaxable.............................................................       1,604       1,875        1,739
    Short-term investments...................................................       6,699       5,909        2,211
                                                                                ---------    --------     --------
        Total interest income................................................     699,913     646,304      493,940
                                                                                ---------    --------     --------
 Interest expense:
    Deposits:
      Interest-bearing demand................................................       9,183       8,147        4,398
      Savings and money market...............................................      79,804      53,297       29,592
      Time deposits of $100 or more..........................................      71,480      59,114       28,010
      Other time deposits....................................................     112,420      96,138       65,157
    Other borrowings.........................................................      16,634      16,803       18,240
    Notes payable............................................................       2,426       5,530        2,305
    Subordinated debentures..................................................      24,514      22,833       20,557
                                                                                ---------    --------     --------
        Total interest expense...............................................     316,461     261,862      168,259
                                                                                ---------    --------     --------
        Net interest income..................................................     383,452     384,442      325,681
 Provision for loan losses...................................................      75,000      12,000       (4,000)
                                                                                ---------    --------     --------
        Net interest income after provision for loan losses..................     308,452     372,442      329,681
                                                                                ---------    --------     --------
 Noninterest income:
    Service charges on deposit accounts and customer service fees............      46,834      43,310       39,776
    Gain on loans sold and held for sale.....................................      14,068      26,020       20,804
    Net loss on investment securities........................................      (1,646)     (1,813)      (2,873)
    Bank-owned life insurance investment income..............................       3,841       3,103        4,860
    Investment management income.............................................       7,111       8,412        8,573
    Insurance fee and commission income......................................       6,860       4,848           --
    Other....................................................................      26,201      29,063       24,945
                                                                                ---------    --------     --------
        Total noninterest income.............................................     103,269     112,943       96,085
                                                                                ---------    --------     --------
 Noninterest expense:
    Salaries and employee benefits...........................................     172,510     166,864      139,764
    Occupancy, net of rental income..........................................      32,671      26,953       22,081
    Furniture and equipment..................................................      19,683      16,960       16,015
    Postage, printing and supplies...........................................       6,747       6,721        5,743
    Information technology fees..............................................      36,305      37,099       35,472
    Legal, examination and professional fees.................................       9,893       8,783        9,319
    Amortization of intangible assets........................................      12,419       8,195        4,850
    Advertising and business development.....................................       6,933       7,128        7,043
    Charitable contributions.................................................       5,942       6,462        5,922
    Other....................................................................      41,147      34,051       31,429
                                                                                ---------    --------     --------
        Total noninterest expense............................................     344,250     319,216      277,638
                                                                                ---------    --------     --------
        Income before provision for income taxes and minority interest in
           income (loss) of subsidiary.......................................      67,471     166,169      148,128
 Provision for income taxes..................................................      10,159      55,062       52,509
                                                                                ---------    --------     --------
        Income before minority interest in income (loss) of subsidiary.......      57,312     111,107       95,619
 Minority interest in income (loss) of subsidiary............................          78        (587)      (1,287)
                                                                                ---------    --------     --------
        Net income...........................................................      57,234     111,694       96,906
 Preferred stock dividends...................................................         786         786          786
                                                                                ---------    --------     --------
        Net income available to common stockholders..........................   $  56,448     110,908       96,120
                                                                                =========    ========     ========

 Basic earnings per common share.............................................   $2,385.68    4,687.38     4,062.36
                                                                                =========    ========     ========

 Diluted earnings per common share...........................................   $2,379.45    4,630.72     4,007.46
                                                                                =========    ========     ========

 Weighted average shares of common stock outstanding.........................      23,661      23,661       23,661
                                                                                =========    ========     ========

 The accompanying notes are an integral part of the consolidated financial statements.

                                                            FIRST BANKS, INC.

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                  Three Years Ended December 31, 2007

------------------------------------------------------------------------------------------------------------------------------------

                                         (dollars expressed in thousands, except per share data)



                                                                                                                 Accu-
                                                           Adjustable Rate                                      mulated
                                                           Preferred Stock                                       Other
                                                          -----------------                                     Compre-     Total
                                                          Class A                     Additional                hensive     Stock-
                                                          Conver-            Common    Paid-in     Retained     Income      holders'
                                                           tible   Class B   Stock     Capital     Earnings     (Loss)      Equity
                                                           -----   -------   -----     -------     --------     ------      ------

Balances, January 1, 2005...............................  $12,822    241     5,915       5,910      577,836      (1,831)    600,893
                                                                                                                           --------
Year ended December 31, 2005:
    Comprehensive income:
      Net income........................................       --     --        --          --       96,906          --      96,906
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities......       --     --        --          --           --     (15,659)    (15,659)
        Reclassification adjustment for investment
           securities losses included in net income.....       --     --        --          --           --       1,867       1,867
        Derivative instruments:
           Current period transactions..................       --     --        --          --           --      (4,283)     (4,283)
                                                                                                                           --------
    Total comprehensive income..........................                                                                     78,831
    Class A preferred stock dividends, $1.20 per share..       --     --        --          --         (769)         --        (769)
    Class B preferred stock dividends, $0.11 per share..       --     --        --          --          (17)         --         (17)
                                                          -------   ----    ------      ------     --------    --------    --------
Balances, December 31, 2005.............................   12,822    241     5,915       5,910      673,956     (19,906)    678,938
                                                                                                                           --------
Year ended December 31, 2006:
    Comprehensive income:
      Net income........................................       --     --        --          --      111,694          --     111,694
      Other comprehensive income, net of tax:
        Unrealized gains on investment securities.......       --     --        --          --           --       3,666       3,666
        Reclassification adjustment for investment
           securities losses included in net income.....       --     --        --          --           --       1,242       1,242
        Derivative instruments:
           Current period transactions..................       --     --        --          --           --       1,906       1,906
                                                                                                                           --------
    Total comprehensive income..........................                                                                    118,508
    Adjustment for the utilization of net operating
        losses associated with prior acquisitions.......       --     --        --       3,775           --          --       3,775
    Class A preferred stock dividends, $1.20 per share..       --     --        --          --         (769)         --        (769)
    Class B preferred stock dividends, $0.11 per share..       --     --        --          --          (17)         --         (17)
                                                          -------   ----    ------      ------     --------    --------    --------
Balances, December 31, 2006.............................   12,822    241     5,915       9,685      784,864     (13,092)    800,435
                                                                                                                           --------
Year ended December 31, 2007:
    Comprehensive income:
      Net income........................................       --     --        --          --       57,234          --      57,234
      Other comprehensive income, net of tax:
        Unrealized losses on investment securities......       --     --        --          --           --      (1,135)     (1,135)
        Reclassification adjustment for investment
           securities losses included in net income.....       --     --        --          --           --         122         122
        Derivative instruments:
           Current period transactions..................       --     --        --          --           --       9,148       9,148
                                                                                                                           --------
    Total comprehensive income..........................                                                                     65,369
    Cumulative effect of change in accounting principle.       --     --        --          --        2,470          --       2,470
    Class A preferred stock dividends, $1.20 per share..       --     --        --          --         (769)         --        (769)
    Class B preferred stock dividends, $0.11 per share..       --     --        --          --          (17)         --         (17)
                                                          -------   ----    ------      ------     --------    --------    --------
Balances, December 31, 2007.............................  $12,822    241     5,915       9,685      843,782      (4,957)    867,488
                                                          =======   ====    ======      ======     ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                      FIRST BANKS, INC.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------

                                              (dollars expressed in thousands)
                                                                                      Years ended December 31,
                                                                               --------------------------------------
                                                                                   2007          2006          2005
                                                                                   ----          ----          ----
Cash flows from operating activities:
     Net income..............................................................  $   57,234       111,694        96,906
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
       Depreciation and amortization of bank premises and equipment..........      21,610        18,912        17,381
       Amortization of intangible assets.....................................      12,419         8,195         4,850
       Other amortization, net of accretion..................................       3,941         5,668        11,261
       Originations of loans held for sale...................................    (508,391)   (1,000,765)   (1,327,890)
       Proceeds from sales of loans held for sale............................     669,571     1,161,224     1,187,671
       Payments received on loans held for sale..............................      16,038        30,312        17,070
       Provision for loan losses.............................................      75,000        12,000        (4,000)
       Provision for current income taxes....................................      15,731        44,854        53,725
       Provision for deferred income taxes...................................      (5,572)       10,208        (1,216)
       Decrease (increase) in accrued interest receivable....................       5,542        (9,781)       (2,280)
       (Decrease) increase in accrued interest payable.......................     (12,854)        6,230         6,115
       Proceeds from sales of trading securities.............................      81,038         9,947            --
       Maturities of trading securities......................................      16,651           989            --
       Purchases of trading securities.......................................     (17,939)      (88,494)       (3,389)
       Gain on loans sold and held for sale..................................     (14,068)      (26,020)      (20,804)
       Net loss on investment securities.....................................       1,646         1,813         2,873
       Gain on sales of branches, net of expenses............................      (1,018)           --            --
       Other operating activities, net.......................................     (24,253)      (33,182)      (50,472)
       Minority interest in income (loss) of subsidiary......................          78          (587)       (1,287)
                                                                               ----------    ----------    ----------
               Net cash provided by (used in) operating activities...........     392,404       263,217       (13,486)
                                                                               ----------    ----------    ----------
Cash flows from investing activities:
     Cash received (paid) for acquired entities, net of cash and
       cash equivalents (paid) received......................................         545      (204,690)      (11,579)
     Cash paid for sale of branches, net of cash and cash equivalents sold...     (48,926)           --            --
     Proceeds from sales of investment securities available for sale.........     170,699       198,061       147,120
     Maturities of investment securities available for sale..................   1,040,690     1,003,970       658,803
     Maturities of investment securities held to maturity....................       5,271         2,887         5,635
     Purchases of investment securities available for sale...................    (769,845)   (1,065,738)     (325,642)
     Purchases of investment securities held to maturity.....................        (133)         (865)       (6,509)
     Proceeds from sales of commercial loans held for sale...................      33,471        68,350        14,024
     Net increase in loans...................................................    (826,731)     (510,054)     (569,255)
     Recoveries of loans previously charged-off..............................       8,675        15,394        19,757
     Purchases of bank premises and equipment................................     (52,788)      (37,904)      (17,128)
     Sale of minority interest in subsidiary.................................          --            --         7,350
     Other investing activities, net.........................................      10,108            12         1,834
                                                                               ----------    ----------    ----------
               Net cash used in investing activities.........................    (428,964)     (530,577)      (75,590)
                                                                               ----------    ----------    ----------
Cash flows from financing activities:
     Increase (decrease) in demand, savings and money market deposits........     204,038        10,185       (50,119)
     (Decrease) increase in time deposits....................................    (232,870)      415,562       199,255
     Decrease in Federal Home Loan Bank advances.............................     (36,368)      (43,410)       (6,144)
     Increase (decrease) in federal funds purchased..........................      76,500            --           (78)
     Decrease in securities sold under agreements to repurchase..............     (80,477)     (135,464)      (59,232)
     Advances drawn on notes payable.........................................      35,000            --       100,000
     Repayments of notes payable.............................................     (61,000)      (35,000)      (15,000)
     Proceeds from issuance of subordinated debentures.......................      77,322       139,178            --
     Repayments of subordinated debentures...................................     (82,681)           --       (59,278)
     Payment of preferred stock dividends....................................        (786)         (786)         (786)
                                                                               ----------    ----------    ----------
               Net cash (used in) provided by financing activities...........    (101,322)      350,265       108,618
                                                                               ----------    ----------    ----------
               Net (decrease) increase in cash and cash equivalents..........    (137,882)       82,905        19,542
Cash and cash equivalents, beginning of year.................................     369,557       286,652       267,110
                                                                               ----------    ----------    ----------
Cash and cash equivalents, end of year.......................................  $  231,675       369,557       286,652
                                                                               ==========    ==========    ==========


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest on liabilities...............................................  $  329,315       255,632       162,144
       Income taxes..........................................................       8,961        45,497        56,591
                                                                               ==========    ==========    ==========
     Noncash investing and financing activities:
       Securitization and transfer of loans to investment securities.........  $  101,869       138,944            --
       Loans held for sale transferred to loan portfolio.....................     116,391            --            --
       Loans transferred to other real estate................................      16,269         7,542         3,737
                                                                               ==========    ==========    ==========
     Business Combinations:
       Fair value of tangible assets acquired (noncash)......................  $  810,847       608,123       239,988
       Goodwill and other intangible assets recorded with
          net assets acquired................................................      33,304       111,676        28,243
       Liabilities assumed...................................................    (844,696)     (515,109)     (256,652)
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

Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to minority interest, as more fully described below, and in Note 19 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2006 and 2005 amounts have been made to conform to the 2007 presentation.

First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and its wholly owned subsidiary holding company, Coast Financial Holdings, Inc. (CFHI), headquartered in Bradenton, Florida.

Prior to First Banks' acquisition of CFHI on November 30, 2007, First Bank, headquartered in St. Louis, Missouri, was a wholly owned banking subsidiary of SFC. On November 30, 2007, First Banks completed its acquisition of CFHI, and its wholly owned banking subsidiary, Coast Bank of Florida (Coast Bank). The issued and outstanding shares of common stock of Coast Bank were exchanged for the newly issued and outstanding shares of non-voting Series B common stock of First Bank, and Coast Bank was subsequently merged with and into First Bank. As a result, SFC was owner of 100% of the voting Series A outstanding shares of common stock of First Bank and CFHI was owner of 100% of the non-voting Series B outstanding shares of common stock of First Bank. Thus, First Bank was 96.89% owned by SFC and 3.11% owned by CFHI as of December 31, 2007.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (Adrian Baker); Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc.; and Small Business Loan Source LLC (SBLS LLC). All of the subsidiaries are wholly owned, except for SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. (FCA) as of December 31, 2007, as further described in Note 19 to the Consolidated Financial Statements.

Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Federal funds sold were $152.2 million at December 31, 2006, and interest-bearing deposits were $14.1 million and $1.4 million at December 31, 2007 and 2006, respectively.

First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $26.5 million and $24.7 million at December 31, 2007 and 2006, respectively.

Investment Securities. The classification of investment securities as trading, available for sale or held to maturity is determined at the date of purchase.

Investment securities designated as trading, which represent any security held for near term sale, are stated at fair value. Realized and unrealized gains and losses are included in noninterest income.

Investment securities designated as available for sale, which represent any security that First Banks has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income, based on the amortized cost of the individual security sold. Unrealized gains and losses, net of related income tax effects, are recorded in accumulated other comprehensive income
(loss). All previous fair value adjustments included in the separate component of accumulated other comprehensive income (loss) are reversed upon sale. Premiums and discounts incurred relative to the par value of securities purchased are amortized or accreted, respectively, on the level-yield method taking into consideration the level of current and anticipated prepayments.

Investment securities designated as held to maturity, which represent any security that First Banks has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments.

A decline in the fair value of any available-for-sale or held-to-maturity investment security below its carrying value that is deemed to be other than temporary results in a reduction in the cost basis of the carrying value to fair value. The other-than-temporary impairment is charged to noninterest income and a new cost basis is established. When determining other-than-temporary impairment, consideration is given as to whether First Banks has the ability and intent to hold the investment security until a market price recovery and whether evidence indicating the carrying value of the investment security is recoverable outweighs evidence to the contrary.

Loans Held for Portfolio. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loan origination fees and costs are deferred and accreted to interest income over the estimated life of the loans using the interest method. Loans held for portfolio are stated at cost as First Banks has the ability and it is management's intention to hold them to maturity.

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

In accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to the acquisition date.

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

A summary of First Banks' accounting policies for its derivative instruments and hedging activities is as follows:

     >> Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in noninterest income on each monthly measurement date. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged. In the event of early termination, the net proceeds received or paid on the interest rate swap agreements are recognized immediately in noninterest income.

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

Goodwill and Other Intangible Assets. Goodwill and other intangible assets primarily consist of goodwill, core deposit intangibles and customer list intangibles. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. First Banks amortizes, on a straight-line basis, its core deposit intangibles, customer list intangibles and other intangibles. Core deposit intangibles and customer list intangibles are amortized over the estimated periods to be benefited, which have been estimated at five to seven years, and seven to 16 years, respectively. Goodwill is not amortized, but instead, is tested annually for impairment in accordance with First Banks' existing methods of measuring and recording impairment losses, as described below.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an underlying asset may not be recoverable. Recoverability is measured based upon the future cash flows expected to result from the use of the underlying asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the underlying asset, First Banks recognizes an impairment loss. The impairment loss recognized represents the amount by which the carrying value of the underlying asset exceeds the fair value of the underlying asset. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, goodwill that arose in the transaction is included as part of the asset grouping in determining recoverability. If some, but not all, of the assets acquired in that transaction are being tested, goodwill is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition dates. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is eliminated before reducing the carrying amounts of impaired long-lived assets and identifiable intangibles. As such adjustments become necessary, they are reflected in the consolidated statements of income in the periods in which they become known.

Servicing Rights. First Banks has mortgage servicing rights and SBA servicing rights. Mortgage servicing rights are capitalized by allocating the total cost of the mortgage loans to mortgage servicing rights and the loans (without mortgage servicing rights) based on the relative fair values of the two components. Upon capitalizing the mortgage servicing rights, they are amortized, in proportion to the related estimated net servicing income on a basis that approximates the disaggregated, discounted basis, over the expected lives of the related loans, which is approximately five to seven years. The weighted average amortization period of mortgage servicing rights is approximately five years.

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

SBA servicing rights are capitalized by allocating the total cost of the SBA loans to servicing rights and the loans (without servicing rights) based on the relative fair values of the two components. The fair value of servicing rights is computed using the present value of the estimated future servicing income in excess of such income estimated at a normal servicing fee rate. The servicing rights, net of the valuation allowance, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying SBA loans, which range from six to 25 years. The weighted average amortization period of the SBA servicing rights is approximately 16 years. The determination of the fair value of the SBA servicing rights is performed monthly based upon quarterly independent third party valuation analyses. Based on these analyses, a comparison of the fair value of the SBA servicing rights with the carrying value of the SBA servicing rights is made, with impairment, if any, recognized at that time. The predominant risk characteristics of the underlying SBA loans used to stratify SBA servicing rights for purposes of measuring impairment include size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. To the extent the carrying value of the SBA servicing rights exceeds the fair value of the SBA servicing rights, First Banks recognizes impairment equal to the amount by which the carrying value of the SBA servicing rights exceeds the fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of SBA servicing rights. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs. First Banks does not recognize fair value of the SBA servicing rights in excess of the carrying value of SBA servicing rights for any stratum.

On January 1, 2008, First Banks opted to measure servicing rights at fair value as permitted by SFAS No. 156 - Accounting for Servicing of Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $5.8 million, which was recorded as an increase to beginning retained earnings. As such, effective January 1, 2008, changes in the fair value of mortgage and SBA servicing rights will be recognized in earnings in the period in which the change occurs.

Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties, are charged to noninterest expense as incurred. Other real estate was $11.2 million and $6.4 million at December 31, 2007 and 2006, respectively.

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

First Banks implemented Financial Accounting Standards Board (FASB) Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes, on January 1, 2007 (FIN 48). The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings, as further described in
Note 13 to the Consolidated Financial Statements.

In accordance with FIN 48, First Banks' policy is to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. There were no penalties related to tax matters accrued at January 1, 2007, nor did the Company recognize any penalties during the year ended December 31, 2007.

First Banks and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. First Banks is no longer subject to U.S. federal, state or local income tax examination by tax authorities for the years prior to 2003, with the exception of certain states where the statute of limitations is four years. In those circumstances, First Banks is no longer subject to examination for the years prior to 2002. At December 31, 2007, there were no state income tax examinations in process. First Banks was notified in December 2007 of a scheduled federal tax examination for the 2004 tax year. However, it was subsequently closed during 2008 with a no change letter issued.

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

(2)      ACQUISITIONS, INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

Completed Acquisitions. During the three years ended December 31, 2007, First Banks completed the following acquisitions:

                                                                                                     Goodwill
                                                                          Total        Purchase      and Other
             Entity                                  Date                Assets          Price      Intangibles
             ------                                  ----                ------          -----      -----------
                                                                            (dollars expressed in thousands)
     2007
     ----
       Coast Financial Holdings, Inc.
         Bradenton, Florida                    November 30, 2007       $  660,400        12,100        10,600

       Royal Oaks Bancshares, Inc.
         Houston, Texas                        February 28, 2007          206,900        38,600        27,700
                                                                       ----------      --------      --------
                                                                       $  867,300        50,700        38,300
                                                                       ==========      ========      ========
     2006
     ----
       MidAmerica National Bank
         Peoria and Bloomington, Illinois
         Branch Offices (1)                    November 10, 2006       $  158,300            --         2,400

       First Bank of Beverly Hills
         Beverly Hills, California
         Branch Office (1)                     November 3, 2006           157,500            --         8,700

       TeamCo, Inc.
         Oak Lawn, Illinois                     August 31, 2006            67,900        13,900         9,600

       San Diego Community Bank
         Chula Vista, California                August 15, 2006            91,700        25,500        11,200

       Universal Premium Acceptance
         Corporation (2)
         Lenexa, Kansas                          May 31, 2006             152,800        52,700        44,700

       First Independent National Bank
         Plano, Texas                             May 1, 2006              68,200        19,200        11,800

       Pittsfield Community Bancorp, Inc.
         Pittsfield, Illinois                   April 28, 2006             17,600         5,100         1,300

       Adrian N. Baker & Company
         Clayton, Missouri                      March 31, 2006              3,000         7,400         9,500

       Dallas National Bank
         Richardson, Texas
         Branch Office (1)                     January 20, 2006             1,100            --            --

       First National Bank of Sachse
         Sachse, Texas                          January 3, 2006            76,200        20,800        12,400
                                                                       ----------      --------      --------
                                                                       $  794,300       144,600       111,600
                                                                       ==========      ========      ========
     2005
     ----
       Northway State Bank
         Grayslake, Illinois                   October 31, 2005        $   50,400        10,300         5,400

       International Bank of California
         Los Angeles, California              September 30, 2005          151,600        33,700        15,800

       Bank and Trust Company
         Roodhouse, Illinois
         Branch Office (1)                    September 23, 2005            5,000            --           100

       FBA Bancorp, Inc.
         Chicago, Illinois                      April 29, 2005             73,300        10,500         4,500
                                                                       ----------      --------      --------
                                                                       $  280,300        54,500        25,800
                                                                       ==========      ========      ========
     ----------------
     (1) First Bank acquired the branch offices through a purchase of certain assets  and  assumption  of  certain liabilities of the branch offices. Total assets consisted of cash received upon assumption of the deposit liabilities and loans.
     (2) In conjunction with the  acquisition of UPAC, First Bank  repaid  in  full  the  outstanding  senior  and subordinated  notes of UPAC, including  accumulated  accrued and unpaid interest, totaling $125.9 million.

Goodwill and other intangible assets associated with the acquisitions included in the table above are not deductible for tax purposes. For 2007, 2006 and 2005 acquisitions, goodwill and other intangible assets in the amounts of $38.3 million, $111.6 million and $25.8 million, respectively, were assigned to First Bank.

The consolidated financial statements include the financial position and results of operations of the aforementioned transactions for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition dates. These fair value adjustments for the acquisitions completed in 2007 represent current estimates and are subject to further adjustments as the valuation data is finalized. The aforementioned acquisitions were funded from available cash reserves, borrowings under First Banks' term loan and revolving credit agreements, and/or proceeds from the issuance of subordinated debentures.

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

On September 30, 2005, First Banks completed its acquisition of International Bank of California (IBOC) for $33.7 million in cash. The acquisition served to further expand First Banks' banking franchise in Southern California, providing five additional banking offices in Los Angeles, California, including one branch in downtown Los Angeles and four branches in eastern Los Angeles County, in Alhambra, Arcadia, Artesia and Rowland Heights. The transaction was funded with a portion of the proceeds of term loans under First Banks' revolving credit facility. At the time of the acquisition, IBOC had assets of $151.6 million, loans, net of unearned discount, of $113.5 million and deposits of $132.1 million. Goodwill was $12.0 million, and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were $3.8 million. IBOC was merged with and into First Bank at the time of the acquisition.

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

On March 31, 2006, First Bank completed its acquisition of Adrian Baker for $7.4 million in cash and certain payments contingent on the future earnings of Adrian Baker for each of the years in the three-year period following the closing date of the transaction. Adrian Baker is an insurance brokerage agency based in Clayton, Missouri that provides a comprehensive range of employee benefit and commercial and personal insurance services on a nationwide basis. The acquisition served to diversify First Banks' products and services in this specialized industry. The transaction was funded through internally generated funds. At the time of the acquisition, Adrian Baker had assets of $3.0 million and stockholders' equity of $810,000. Goodwill was $5.8 million, and the customer list intangibles, which are being amortized over 15 years utilizing the straight-line method, were $3.7 million. Adrian Baker operates as a wholly owned subsidiary of First Bank.

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

On May 31, 2006, First Bank completed its acquisition of KIF, Inc., an Iowa corporation, and its wholly owned subsidiaries, Universal Premium Acceptance Corporation, a Missouri corporation, and UPAC of California, Inc., a California corporation (collectively, UPAC), for $52.7 million in cash. In conjunction with the acquisition of UPAC, First Banks repaid in full the outstanding senior and subordinated notes of UPAC, which totaled $125.9 million at the time of the acquisition. UPAC is an insurance premium financing company headquartered in the Kansas City suburb of Lenexa, Kansas and operates in 49 states. The acquisition served to diversify First Banks' products and services in this highly-specialized industry. The transaction was funded through internally generated funds and a $52.0 million short-term Federal Home Loan Bank (FHLB) advance. At the time of the acquisition, UPAC had assets of $152.8 million, loans, net of unearned discount, of $149.2 million and stockholders' equity of $18.3 million. Goodwill was $25.4 million, and the customer list intangibles, which are being amortized over 16 years utilizing the straight-line method, were $19.3 million. KIF, Inc. was merged with and into Universal Premium Acceptance Corporation on June 30, 2006. UPAC of California, Inc. operates as a wholly owned subsidiary of Universal Premium Acceptance Corporation, which operates as a wholly owned subsidiary of First Bank.

On August 15, 2006, First Banks completed its acquisition of San Diego Community Bank (SDCB) for $25.5 million in cash. SDCB was headquartered in Chula Vista, California, which is located approximately ten miles south of downtown San Diego, and operated two other banking offices in Kearney Mesa and Otay Mesa. The acquisition served to expand First Banks' banking franchise in southern California. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $20.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the Consolidated Financial Statements. At the time of the acquisition, SDCB had assets of $91.7 million, loans, net of unearned discount, of $78.6 million, deposits of $76.1 million and stockholders' equity of $12.3 million. Preliminary goodwill of $7.5 million was subsequently adjusted to $6.9 million, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.3 million. SDCB was merged with and into First Bank at the time of the acquisition.

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

On February 28, 2007, First Banks completed its acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal Oaks) for $38.6 million in cash. Royal Oaks was headquartered in Houston, Texas and operated five banking offices in the Houston area. In addition, at the time of the acquisition, Royal Oaks was in the process of opening a de novo branch banking office located in the Heights, near downtown Houston, which subsequently opened on April 16, 2007. The acquisition served to expand First Banks' banking franchise in Houston, Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the Consolidated Financial Statements. At the time of the acquisition, Royal Oaks had assets of $206.9 million, loans, net of unearned discount, of $175.5 million, deposits of $159.1 million and stockholders' equity of $9.6 million. Goodwill was $23.0 million and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.7 million. Royal Oaks Bancshares, Inc. and Royal Oaks Bank, ssb were merged with and into SFC and First Bank, respectively, at the time of the acquisition.

On November 30, 2007,  First Banks  completed  its  acquisition  of CFHI and its wholly owned banking subsidiary, Coast Bank (collectively, Coast) for $12.1 million in cash. Coast was headquartered in Bradenton, Florida and operated 20 banking offices in Florida's Manatee, Pinellas, Hillsborough and Pasco counties. In addition, at the time of the acquisition, Coast had two planned de novo branch banking offices, one located in the Pinellas County community of Clearwater, and the other located in Sarasota County. The acquisition served to establish First Banks' banking franchise in the state of Florida. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $15.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the Consolidated Financial Statements. At the time of the acquisition, Coast had assets of $660.4 million, loans, net of unearned discount, of $518.0 million, deposits of $628.1 million and stockholders' equity of $14.2 million. Preliminary goodwill was $10.1 million, the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $327,000 and other intangibles associated with non-compete agreements, which are being amortized over two years utilizing the straight-line method, were $176,000. CFHI operates as a wholly owned subsidiary of First Banks and owns 100% of the newly issued non-voting Class B common stock of First Bank. Coast Bank was merged with and into First Bank at the time of the acquisition, and accordingly, CFHI became the owner of 3.11% of First Bank, as further described in Note 1 to the Consolidated Financial Statements.

Acquisition and Integration Costs. First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments that are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $1.1 million as of December 31, 2007, as summarized in the following table, is comprised of contractual obligations under salary continuation agreements to seven individuals with remaining terms ranging from approximately one month to nine years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities. The following table summarizes the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisition and are reflected in accrued expenses and other liabilities in the consolidated balance sheets:

                                                                                 Information
                                                                Severance      Technology Fees        Total
                                                                ---------      ---------------        -----
                                                                       dollars expressed in thousands)

         Balance at December 31, 2004.........................   $   761                --               761
         Year Ended December 31, 2005:
           Amounts accrued during the year....................       785             1,265             2,050
           Payments...........................................    (1,004)           (1,131)           (2,135)
                                                                 -------           -------           -------
         Balance at December 31, 2005.........................       542               134               676
                                                                 -------           -------           -------
         Year Ended December 31, 2006:
           Amounts accrued during the year....................     1,702             1,949             3,651
           Payments...........................................    (1,858)           (2,083)           (3,941)
                                                                 -------           -------           -------
         Balance at December 31, 2006.........................       386                --               386
                                                                 -------           -------           -------
         Year Ended December 31, 2007:
           Amounts accrued during the year....................     1,492             2,061             3,553
           Payments...........................................      (807)           (2,061)           (2,868)
                                                                 -------           -------           -------
         Balance at December 31, 2007.........................   $ 1,071                --             1,071
                                                                 =======           =======           =======

Other Corporate Transactions. On July 19, 2007, First Bank completed the sale of two banking offices located in Denton and Garland, Texas (collectively, Texas Branch Offices) to Synergy Bank, SSB, a subsidiary of Premier Bancshares, Inc., resulting in a pre-tax gain of $1.0 million. At the time of the transaction, the Texas Branch Offices had loans, net of unearned discount, of $911,000 and deposits of $52.0 million.

During the three years ended December 31, 2007, First Bank opened the following de novo branch offices:

                         Branch Office Location                                Date Opened
                         ----------------------                                -----------
                           Farmington, Missouri                             January 18, 2005
                           St. Louis, Missouri                              January 22, 2007
                           Katy (Houston), Texas                            February 26, 2007
                           Lincoln (Sacramento), California                  March 12, 2007
                           Dardenne Prairie (St. Louis), Missouri              May 9, 2007
                           Chula Vista (San Diego), California                June 25, 2007
                           Brentwood (San Francisco), California           September 24, 2007
                           Shadow Creek Ranch (Houston), Texas              October 15, 2007
                           Valencia (Los Angeles), California               October 29, 2007


(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2007 and 2006 were as follows:


                                                   Maturity
                                      -------------------------------------       Total            Gross
                                                                     After        Amor-          Unrealized                 Weighted
                                        1 Year      1-5     5-10      10          tized      ------------------     Fair     Average
                                        or Less    Years    Years    Years        Cost        Gains     Losses      Value     Yield
                                        -------    -----    -----    -----        ----        -----     ------      -----     -----
                                                                   (dollars expressed in thousands)
 December 31, 2007:
   Carrying value:
     U.S. Treasury..................  $  75,116       --       --        --        75,116        19         --       75,135   2.49%
     U.S. Government sponsored
       agencies.....................     25,212   19,334       --       968        45,514       600         --       46,114   5.30
     Mortgage-backed securities.....      3,401   12,706   46,211   736,611       798,929     1,785    (16,755)     783,959   4.81
     State and political
       subdivisions.................      7,337   11,191   10,242     1,357        30,127       315         (8)      30,434   4.06
     Equity investments.............         --       --       --    29,747        29,747         5     (5,597)      24,155   4.05
     Federal Home Loan Bank and
       Federal Reserve Bank stock
       (no stated maturity).........     40,595       --       --        --        40,595        --         --       40,595   5.49
                                      ---------  -------  -------  --------     ---------    ------   --------    ---------
          Total.....................  $ 151,661   43,231   56,453   768,683     1,020,028     2,724    (22,360)   1,000,392   4.64
                                      =========  =======  =======  ========     =========    ======   ========    =========   ====

   Fair value:
     Debt securities................  $ 111,211   43,811   56,436   724,184
     Equity securities..............     40,595       --       --    24,155
                                      ---------  -------  -------  --------
          Total.....................  $ 151,806   43,811   56,436   748,339
                                      =========  =======  =======  ========

   Weighted average yield...........       3.85%    4.87%    4.47%     4.80%
                                      =========  =======  =======  ========

 December 31, 2006:
   Carrying value:
     U.S. Government sponsored
       agencies.....................  $ 344,636   29,737    4,032       966       379,371        81       (742)     378,710   4.99%
     Mortgage-backed securities.....        438   11,477   50,670   839,172       901,757       610    (19,514)     882,853   4.76
     State and political
        subdivisions................      4,102   16,294   11,493     2,122        34,011       260        (56)      34,215   3.90
     Equity investments ............         --       --       --    26,608        26,608     1,527       (234)      27,901   4.06
     Federal Home Loan Bank and
       Federal Reserve Bank stock
       (no stated maturity).........     36,050       --       --        --        36,050        --         --       36,050   5.49
                                      ---------  -------  -------  --------     ---------    ------   --------    ---------
          Total.....................  $ 385,226   57,508   66,195   868,868     1,377,797     2,478    (20,546)   1,359,729   4.81
                                      =========  =======  =======  ========     =========    ======   ========    =========   ====

   Fair value:
     Debt securities................  $ 348,448   57,480   65,580   824,270
     Equity securities..............     36,050       --       --    27,901
                                      ---------  -------  -------  --------
          Total.....................  $ 384,498   57,480   65,580   852,171
                                      =========  =======  =======  ========

   Weighted average yield...........       5.01%    4.69%    4.57%     4.75%
                                      =========  =======  =======  ========

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2007 and 2006 were as follows:


                                                    Maturity
                                      ------------------------------------        Total           Gross
                                                                     After        Amor-         Unrealized                  Weighted
                                       1 Year       1-5     5-10      10          tized     ------------------     Fair      Average
                                       or Less     Years    Years    Years        Cost       Gains     Losses      Value      Yield
                                       -------     -----    -----    -----        ----       -----     ------      -----      -----
                                                                   (dollars expressed in thousands)

 December 31, 2007
   Carrying value:
     Mortgage-backed securities..     $     --        --    6,775    6,052       12,827        174       (52)     12,949      5.15%
     State and political
        subdivisions.............        1,081     3,889      821      261        6,052         82        (5)      6,129      4.29
                                      --------    ------   ------   ------      -------       ----      ----     -------
          Total..................     $  1,081     3,889    7,596    6,313       18,879        256       (57)     19,078      4.87
                                      ========    ======   ======   ======      =======       ====      ====     =======      ====

   Fair value:
     Debt securities.............     $  1,083     3,910    7,801    6,284
                                      ========    ======   ======   ======

   Weighted average yield........         3.71%     4.32%    5.13%    5.10%
                                      ========    ======   ======   ======

 December 31, 2006:
   Carrying value:
     Mortgage-backed securities..     $     --        --    6,875    7,213       14,088          7      (132)     13,963      5.13%
     State and political
        subdivisions.............        1,482     6,861    1,355      263        9,961         97       (50)     10,008      4.18
                                      --------    ------   ------   ------      -------       ----      ----     -------
          Total..................     $  1,482     6,861    8,230    7,476       24,049        104      (182)     23,971      4.74
                                      ========    ======   ======   ======      =======       ====      ====     =======      ====

   Fair value:
     Debt securities.............     $  1,479     6,848    8,278    7,366
                                      ========    ======   ======   ======

   Weighted average yield........         3.84%     4.21%    5.02%    5.07%
                                      ========    ======   ======   ======

Proceeds from sales of available-for-sale investment securities were $170.7 million, $198.0 million and $147.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gross gains of $115,000 and $389,300 were realized on sales of available-for-sale investment securities for the years ended December 31, 2007 and 2006, respectively. There were no gross gains recognized on the sale of these securities for the year ended December 31, 2005. Gross gains of $147,000 and $121,000 were realized on the contribution of certain available-for-sale investment securities for the years ended December 31, 2007 and 2006, respectively, as further described in Note 19 to the Consolidated Financial Statements. Gross losses of $459,000, $2.7 million and $2.9 million were realized on sales of available-for-sale investment securities for the years ended December 31, 2007, 2006 and 2005, respectively. The gross losses for the year ended December 31, 2006 included a loss of $2.7 million that resulted from the sale of $197.0 million of available-for-sale investment securities for liquidity purposes, including the related termination of $200.0 million in aggregate of term repurchase agreements, as further described in Note 5 and Note 10 to the Consolidated Financial Statements. The gross loss of $2.9 million for the year ended December 31, 2005 resulted from the sale of $150.0 million of available-for-sale investment securities for liquidity purposes, including the related termination of a $50.0 million term repurchase agreement, as further described in Note 5 to the Consolidated Financial Statements.

Proceeds from calls of investment securities were $7.3 million, $27.5 million and $16.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gross gains realized on called securities were $11,700 for the year ended December 31, 2007. There were no gross gains realized on called securities in 2006 and 2005. Gross losses of $500, $2,100 and $3,800 were realized on called securities during the years ended December 31, 2007, 2006 and 2005, respectively. Net losses on trading securities were $1.5 million for the year ended December 31, 2007 and net gains on trading securities were $97,000 for the year ended December 31, 2006. The trading portfolio was liquidated in July 2007.

First Bank is a member of the FHLB system and the Federal Reserve Bank (FRB) system and maintains investments in FHLB and FRB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank's capital stock and capital surplus. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank's total assets as of December 31, 2004, up to a maximum of $10.0 million, plus 4.45% of advances and 0.15% of outstanding standby letters of credit. First Bank also holds an investment in stock of the FHLB of Dallas and the FHLB of San Francisco, as a nonmember. The investment in FHLB of Dallas stock is maintained at a minimum of 4.10% of advances to collateralize certain FHLB advances assumed in conjunction with certain acquisition transactions.

Investment securities with a carrying value of approximately $561.2 million and $586.4 million at December 31, 2007 and 2006, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, were as follows:

                                                                    December 31, 2007
                                       ---------------------------------------------------------------------------
                                         Less than 12 months        12 months or more               Total
                                       -----------------------   -----------------------   -----------------------
                                         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                         Value       Losses        Value       Losses        Value       Losses
                                       ---------   ----------    ---------   ----------    ---------   ----------
                                                            (dollars expressed in thousands)
 Available for sale:
   Mortgage-backed securities.......   $  59,902        (178)      511,820     (16,577)      571,722     (16,755)
   State and political subdivisions.         999          (1)        2,519          (7)        3,518          (8)
   Equity investments...............       8,581      (4,166)        3,391      (1,431)       11,972      (5,597)
                                       ---------     -------      --------    --------     ---------    --------
        Total.......................   $  69,482      (4,345)      517,730     (18,015)      587,212     (22,360)
                                       =========     =======      ========    ========     =========    ========

 Held to maturity:
   Mortgage-backed securities.......   $      --          --         4,703         (52)        4,703         (52)
   State and political subdivisions.          --          --           975          (5)          975          (5)
                                       ---------     -------      --------    --------     ---------    --------
        Total.......................   $      --          --         5,678         (57)        5,678         (57)
                                       =========     =======      ========    ========     =========    ========

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
                                       =========     =======      ========    ========     =========    ========

U.S. Government sponsored agencies and mortgage-backed securities - The unrealized losses on investments in mortgage-backed securities and other agency securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2007, the unrealized losses for mortgage-backed securities for 12 months or more included 111 securities. At December 31, 2006, the unrealized losses for U.S. government sponsored agencies for 12 months or more included 19 securities, and the unrealized losses for mortgage-backed securities for 12 months or more included 138 securities.

State and political subdivisions - The unrealized losses on investments in state and political subdivisions were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2007 and 2006, the unrealized losses for state and political subdivisions for 12 months or more included 17 and 53 securities, respectively.

Equity investments - The unrealized losses on investments in equity investments primarily consist of unrealized losses on investments in the common stock of two companies in the financial services industry caused by economic events affecting the financial services industry as a whole. First Banks evaluated the near-term prospects of the individual companies in relation to the severity and duration of the impairment. Based on that evaluation and First Banks' ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, these investments are not considered other-than-temporarily impaired. At December 31, 2007, the unrealized losses for equity investments for 12 months or more included a single company in the financial services industry.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                                                                2007        2006        2005
                                                                                ----        ----        ----
                                                                              (dollars expressed in thousands)

         Balance, beginning of year........................................  $ 145,729     135,330     150,707
         Acquired allowances for loan losses...............................     14,425       5,208       1,989
                                                                             ---------    --------    --------
                                                                               160,154     140,538     152,696
                                                                             ---------    --------    --------
         Loans charged-off.................................................    (75,438)    (22,203)    (33,123)
         Recoveries of loans previously charged-off........................      8,675      15,394      19,757
                                                                             ---------    --------    --------
              Net loans charged-off........................................    (66,763)     (6,809)    (13,366)
                                                                             ---------    --------    --------
         Provision for loan losses.........................................     75,000      12,000      (4,000)
                                                                             ---------    --------    --------
         Balance, end of year..............................................  $ 168,391     145,729     135,330
                                                                             =========    ========    ========

First Banks had $202.2 million and $48.7 million of impaired loans, consisting of loans on nonaccrual status, at December 31, 2007 and 2006, respectively. Interest on nonaccrual loans that would have been recorded under the original terms of the loans was $16.2 million, $3.7 million and $9.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts, $8.0 million, $1.3 million and $3.4 million was recorded as interest income on such loans in 2007, 2006 and 2005, respectively. The allowance for loan losses includes an allocation for each impaired loan, with the exception of acquired impaired loans classified as nonaccrual loans, which are initially measured at fair value with no allocated allowance for loan losses, in accordance with SOP 03-3, as further discussed below. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $31.3 million and $9.7 million at December 31, 2007 and 2006, respectively. The average recorded investment in impaired loans was $88.9 million, $73.6 million and $79.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $2.5 million, $3.7 million and $3.6 million in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, First Banks had $26.8 million and $5.7 million, respectively, of loans past due 90 days or more and still accruing interest.

First Banks recorded  impaired loans  acquired in  acquisitions  during the year ended December 31, 2007 of $45.7 million at the time of acquisition. The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $84.9 million and $46.0 million, respectively, at December 31, 2007, and $838,000 and $820,000, respectively, at December 31, 2006. There was no allowance for loan losses related to these loans at December 31, 2007 and 2006. As these loans were classified as nonaccrual loans, there was no accretable yield related to these loans at December 31, 2007 and 2006.

First Banks' primary market areas are the states of California, Florida, Illinois, Missouri and Texas. At December 31, 2007 and 2006, approximately 92% and 90% of the total loan portfolio, respectively, and 83% and 77% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 72% and 74% of the loan portfolio at December 31, 2007 and 2006, respectively, of which 26% were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2007, the balance of such loans was approximately $219.0 million, of which $212.0 million were held for portfolio and $7.0 million were held for sale. At December 31, 2006, the balance of such loans was $332.6 million, of which $276.5 million were held for portfolio and $56.1 million were held for sale.

In general, First Banks is a secured lender. At December 31, 2007 and 2006, 98% and 99% of the loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

First Bank originates certain one-to-four family residential mortgage loans for sale in the secondary market. First Bank has a repurchase obligation on these loans in the event of fraud or early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market.

Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $57.7 million and $55.9 million at December 31, 2007 and 2006, respectively, as further described in Note 19 to the Consolidated Financial Statements.

(5)      DERIVATIVE INSTRUMENTS

First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at December 31, 2007 and 2006 are summarized as follows:

                                                                            December 31,
                                                         --------------------------------------------------
                                                                   2007                      2006
                                                         ------------------------  ------------------------
                                                           Notional     Credit       Notional     Credit
                                                            Amount     Exposure       Amount     Exposure
                                                            ------     --------       ------     --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges...............................   $400,000      5,271        600,000      4,369
         Interest rate floor agreements.................    300,000      1,699        300,000        376
         Interest rate cap agreements...................    400,000         50        400,000        139
         Interest rate lock commitments.................      3,000         23          5,900         --
         Forward commitments to sell
             mortgage-backed securities.................     55,000         40         54,000         86
                                                           ========      =====       ========      =====

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

For the years ended December 31, 2007 and 2006, First Banks realized net interest expense of $3.1 million and $5.0 million, respectively, on its derivative financial instruments, whereas for the year ended December 31, 2005, First Banks realized net interest income of $2.2 million on its derivative financial instruments. First Banks recorded net gains on derivative instruments, which are included in noninterest income in the consolidated statements of income, of $1.2 million for the year ended December 31, 2007, in comparison to net losses on derivative instruments of $390,000 and $1.1 million for the years ended December 31, 2006 and 2005, respectively. The net gains and losses on derivative instruments reflect changes in the value of First Banks' interest rate floor and interest rate cap agreements.

Cash Flow Hedges. First Banks entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

     >> During March 2001, April 2001 and July 2003, First Banks entered into interest rate swap agreements of $200.0 million, $175.0 million and $200.0 million notional amount, respectively. The underlying hedged assets were certain variable rate loans within First Banks' commercial loan portfolio. The swap agreements provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.82%, 2.82% and 2.85%, respectively. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. In March 2005, the $200.0 million notional amount swap agreement that was entered into in March 2001 matured. In November 2001, First Banks terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001 in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program, and in April 2006, the remaining $100.0 million notional amount of these swap agreements matured. On July 31, 2007, the $200.0 million notional amount swap agreement that was entered into in July 2003 matured.

     >> In September 2006, First Banks entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets are certain variable rate loans within First Banks' commercial loan portfolio. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis.

The amount receivable by First Banks under the swap agreements was $6.0 million and $7.0 million at December 31, 2007 and 2006, respectively, and the amount payable by First Banks under the swap agreements was $683,000 and $2.7 million at December 31, 2007 and 2006, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as cash flow hedges as of December 31, 2007 and 2006 were as follows:

                                                        Notional     Interest Rate  Interest Rate     Fair
                             Maturity Date               Amount          Paid         Received        Value
                             -------------               ------          ----         --------        -----
                                                                   (dollars expressed in thousands)

         December 31, 2007:
           September 18, 2009.......................   $ 200,000         4.39%          5.20%       $  4,585
           September 20, 2010.......................     200,000         4.39           5.20           7,331
                                                       ---------                                    --------
                                                       $ 400,000         4.39           5.20        $ 11,916
                                                       =========        =====          =====        ========

         December 31, 2006:
           July 31, 2007............................   $ 200,000         5.40%          3.08%       $ (2,705)
           September 18, 2009.......................     200,000         5.39           5.20              98
           September 20, 2010.......................     200,000         5.39           5.20             449
                                                       ---------                                    --------
                                                       $ 600,000         5.39           4.49        $ (2,158)
                                                       =========        =====          =====        ========

Fair Value Hedges. First Banks entered into the following interest rate swap agreements, which were designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

     >> During January 2001, First Banks entered into $150.0 million notional amount of five-year interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate (LIBOR). The underlying hedged liabilities were a portion of First Banks' other time deposits. The terms of the swap agreements provided for First Banks to pay interest on a quarterly basis and receive interest on a semiannual basis. In February 2005, First Banks terminated the swap agreements. The termination of the swap agreements resulted from an increasing level of ineffectiveness associated with the correlation of the hedge positions between the swap agreements and the underlying hedged liabilities that had been anticipated as the swap agreements neared their originally scheduled maturity dates in January 2006. The resulting $3.1 million basis adjustment of the underlying hedged liabilities was recorded as interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately ten months. At December 31, 2005, the basis adjustments associated with these swap agreements were fully amortized.

     >> During May 2002, March 2003 and April 2003, First Banks entered into $55.2 million, $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month LIBOR plus 2.30%, 2.55% and 2.58%, respectively. The underlying hedged liabilities were a portion of First Banks' subordinated debentures. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. In May 2005, First Banks terminated the $55.2 million and $46.0 million notional amount swap agreements in order to appropriately modify future hedge positions in accordance with First Banks' interest rate risk management program. The resulting $854,000 basis adjustment of the underlying hedged liabilities, in aggregate, was being recorded as a reduction of interest expense over the remaining maturities of the underlying hedged liabilities, which ranged from 26 to 28 years at the time of the termination. Effective February 2006, First Banks terminated the remaining $25.0 million notional swap agreement. In conjunction with this transaction, First Banks recorded the resulting $1.7 million basis adjustment of the underlying hedged liabilities and the remaining balance of the basis adjustments associated with the swap agreements that were terminated in May 2005, totaling $834,000, in the consolidated statements of income. The recognition of the net basis adjustments on all of the terminated fair value interest rate swap agreements resulted in a pre-tax loss of $849,000 that was recorded in February 2006.

Interest Rate Floor Agreements. In September 2005, First Bank entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with its interest rate risk management program. The interest rate floor agreement provides for First Bank to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. In August 2006, First Bank entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of one of First Bank's $100.0 million term repurchase agreements, as further described below, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provides for First Bank to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. The fair value of the interest rate floor agreements, which is included in other assets in the consolidated balance sheets, was $1.7 million and $376,000 at December 31, 2007 and 2006, respectively.

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

In the fourth quarter of 2005, First Bank terminated its $50.0 million term repurchase agreement with a maturity date of August 15, 2006, and simultaneously recognized a loss of $2.9 million on the sale of available-for-sale investment securities associated with the termination of the term repurchase agreement. In the first and second quarters of 2006, First Bank terminated $200.0 million of the $300.0 million of term repurchase agreements outstanding at December 31, 2005, resulting in the recognition of a $2.7 million loss on the sale of $200.0 million of investment securities held in First Bank's available-for-sale investment portfolio, and prepayment penalties of $306,000 incurred in conjunction with the early termination of these term repurchase agreements. Additionally, in August 2006, First Bank restructured the remaining $100.0 million term repurchase agreement to extend the maturity date to October 12, 2010 and to modify the pricing structure, including the interest rate floor strike price. First Bank did not incur any costs associated with the restructuring of the agreement.

In July 2006, First Bank entered into a $100.0 million four-year term repurchase agreement under a master repurchase agreement with an unaffiliated third party. On August 7, 2007, First Bank terminated this $100.0 million term repurchase agreement with a maturity date of July 19, 2010, and incurred a prepayment penalty of $330,000 in conjunction with the early termination of the term repurchase agreement, as further described in Note 10 to the Consolidated Financial Statements.

Interest Rate Cap Agreements. In September 2006, First Bank entered into a $200.0 million notional amount three-year interest rate cap agreement and a
$200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that First Banks entered into in September 2006, as previously described, to limit the net interest expense associated with First Banks' interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for First Bank to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for First Bank to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The fair value of the interest rate cap agreements, which is included in other assets in the consolidated balance sheets, was $50,000 and $139,000 at December 31, 2007 and 2006, respectively.

Pledged Collateral. At December 31, 2007 and 2006, First Banks had accepted cash of $21.4 million and $4.2 million, respectively, as collateral in connection with its interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in February 2008. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was $23,000 and ($17,000) at December 31, 2007 and 2006, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in loans held for sale in the consolidated balance sheets, was $40,000 and $86,000 at December 31, 2007 and 2006, respectively.

(6)      SERVICING RIGHTS

Mortgage Banking Activities. At December 31, 2007 and 2006, First Banks serviced mortgage loans for others totaling $1.10 billion and $1.04 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $6.2 million and $5.7 million at December 31, 2007 and 2006, respectively. Changes in mortgage servicing rights, net of amortization, for the years ended December 31, 2007 and 2006 were as follows:

                                                                                      2007        2006
                                                                                      ----        ----
                                                                              (dollars expressed in thousands)

         Balance, beginning of year...............................................  $  5,867       6,623
         Originated mortgage servicing rights.....................................     2,219       3,298
         Amortization.............................................................    (2,796)     (4,054)
                                                                                    --------     -------
         Balance, end of year.....................................................  $  5,290       5,867
                                                                                    ========     =======

The fair value of mortgage rights was approximately $14.8 million and $14.7 million at December 31, 2007 and 2006, respectively. First Banks did not incur any impairment of mortgage servicing rights during the years ended December 31, 2007, 2006 and 2005.

Amortization of mortgage servicing rights at December 31, 2007 has been estimated in the following table:

                                                                              (dollars expressed in thousands)
         Year ending December 31:
              2008......................................................................  $ 1,393
              2009......................................................................      990
              2010......................................................................      822
              2011......................................................................      712
              2012......................................................................      712
              Thereafter................................................................      661
                                                                                          -------
                  Total.................................................................  $ 5,290
                                                                                          =======

Other Servicing Activities. At December 31, 2007 and 2006, First Banks serviced SBA loans for others totaling $149.9 million and $143.4 million, respectively. The carrying value of SBA servicing rights approximates fair value. Changes in SBA servicing rights, net of amortization and impairment, for the years ended December 31, 2007 and 2006 were as follows:

                                                                                      2007        2006
                                                                                      ----        ----
                                                                              (dollars expressed in thousands)

         Balance, beginning of year...............................................  $  8,064       9,489
         Originated SBA servicing rights..........................................     2,053       1,630
         Amortization.............................................................    (1,830)     (1,662)
         Impairment...............................................................      (819)     (1,393)
                                                                                    --------     -------
         Balance, end of year.....................................................  $  7,468       8,064
                                                                                    ========     =======

Amortization of SBA servicing rights at December 31, 2007 has been estimated in the following table:

                                                                              (dollars expressed in thousands)

         Year ending December 31:
              2008......................................................................  $ 1,523
              2009......................................................................    1,239
              2010......................................................................    1,004
              2011......................................................................      812
              2012......................................................................      654
              Thereafter................................................................    2,236
                                                                                          -------
                  Total.................................................................  $ 7,468
                                                                                          =======


(7)      BANK PREMISES AND EQUIPMENT, NET

Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2007 and 2006:

                                                                                      2007         2006
                                                                                      ----         ----
                                                                              (dollars expressed in thousands)

         Land...................................................................   $  52,187       42,386
         Buildings and improvements.............................................     168,135      126,903
         Furniture, fixtures and equipment......................................     144,999      124,980
         Leasehold improvements.................................................      30,825       25,250
         Construction in progress...............................................      25,617       18,066
                                                                                   ---------    ---------
              Total.............................................................     421,763      337,585
         Less: Accumulated depreciation and amortization........................    (183,432)    (159,168)
                                                                                   ---------    ---------
              Bank premises and equipment, net..................................   $ 238,331      178,417
                                                                                   =========    =========

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $21.6 million, $18.9 million and $17.4 million, respectively.

First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $21.8 million, $18.0 million and $15.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                              (dollars expressed in thousands)
         Year ending December 31:
              2008....................................................................  $  17,193
              2009....................................................................     15,503
              2010....................................................................     13,498
              2011....................................................................     11,599
              2012....................................................................      9,773
              Thereafter..............................................................     53,074
                                                                                        ---------
                  Total future minimum lease payments.................................  $ 120,640
                                                                                        =========

First Banks also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $6.4 million, $5.9 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(8)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at December 31, 2007 and 2006:

                                                                 2007                          2006
                                                      --------------------------    --------------------------
                                                        Gross                         Gross
                                                       Carrying     Accumulated      Carrying     Accumulated
                                                        Amount     Amortization       Amount     Amortization
                                                        ------     ------------       ------     ------------
                                                                  (dollars expressed in thousands)

         Amortized intangible assets:
              Core deposit intangibles (1)........    $  53,916       (23,873)         60,867       (18,850)
              Customer list intangibles...........       23,320        (2,408)         23,320          (913)
              Other intangibles...................        2,386        (1,437)          2,210        (1,288)
                                                      ---------      --------        --------      --------
                  Total...........................    $  79,622       (27,718)         86,397       (21,051)
                                                      =========      ========        ========      ========

         Unamortized intangible assets:
              Goodwill associated with
                stock purchases...................    $ 263,747                       230,036
                                                      =========                      ========
         --------------------
         (1)  The core deposit intangibles' gross carrying amount and accumulated amortization were  reduced by $10.6 million and $4.7 million, respectively, during the fourth quarter of 2007, as further described in Note 13 to the Consolidated  Financial  Statements. The core deposit intangibles'
              gross carrying amount and accumulated amortization were also reduced by $1.4 million  and $1.0 million, respectively, during the third quarter of 2007 in  conjunction  with the  sale of the
              Texas Branch Offices on July 19, 2007, as  further described  in  Note 2 to  the  Consolidated
              Financial Statements.


Amortization of intangible assets was $12.4 million, $8.2 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the remaining estimated life of the amortization periods for core deposit intangibles, customer list intangibles and other intangibles was five years, 15 years and seven years, respectively. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and other intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                                               (dollars expressed in thousands)

         Year ending December 31:
              2008.....................................................................     $11,103
              2009.....................................................................       9,309
              2010.....................................................................       8,852
              2011.....................................................................       6,674
              2012.....................................................................       2,459
              Thereafter...............................................................      13,507
                                                                                            -------
                  Total................................................................     $51,904
                                                                                            =======

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

                                                                                       2007          2006
                                                                                       ----          ----
                                                                               (dollars expressed in thousands)

         Balance, beginning of year.............................................    $ 230,036       165,992
         Goodwill acquired during the year......................................       34,586        63,378
         Acquisition-related adjustments (1)....................................         (625)          666
         Other adjustments (2)..................................................         (250)           --
                                                                                    ---------     ---------
         Balance, end of year...................................................    $ 263,747       230,036
                                                                                    =========     =========
         -----------------------
         (1)  Acquisition-related adjustments include  additional  purchase  accounting adjustments for prior years' acquisitions necessary to appropriately adjust preliminary goodwill recorded at the time of the acquisition, which was based upon current estimates available  at  that time, to reflect the receipt of additional valuation data.  Acquisition-related  adjustments  recorded  in  2007 primarily pertain to the acquisition of SDCB in August 2006 and acquisition-related adjustments recorded  in  2006  primarily  pertain  to  the  acquisition of NSB in October 2005, as further described in Note 2 to the Consolidated Financial Statements.
         (2)  Other adjustments recorded in 2007 pertain to the sale of the Texas Branch Offices on  July 19,
              2007, as further described in Note 2 to the Consolidated Financial Statements.

(9)      MATURITIES OF TIME DEPOSITS

A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2007 is as follows:

                                                             Time deposits of   Other time
                                                             $100,000 or more    deposits         Total
                                                             ----------------    --------         -----
                                                                      (dollars expressed in thousands)
         Year ending December 31:
              2008............................................  $ 1,402,611      2,293,748      3,696,359
              2009............................................       85,143        231,486        316,629
              2010............................................       22,189         74,448         96,637
              2011............................................       20,752         28,265         49,017
              2012............................................       15,525         17,092         32,617
              Thereafter......................................          637            598          1,235
                                                                -----------     ----------     ----------
                  Total.......................................  $ 1,546,857      2,645,637      4,192,494
                                                                ===========     ==========     ==========

(10)     OTHER  BORROWINGS

Other borrowings were comprised of the following at December 31, 2007 and 2006:

                                                                                        2007        2006
                                                                                        ----        ----
                                                                                (dollars expressed in thousands)
         Securities sold under agreements to repurchase:
              Daily...............................................................   $ 198,766     169,874
              Term................................................................     100,000     200,000
         Federal funds purchased..................................................      76,500          --
         FHLB advances............................................................         857       4,025
                                                                                     ---------    --------
                  Total...........................................................   $ 376,123     373,899
                                                                                     =========    ========

The average balance of other borrowings was $361.7 million and $380.5 million and the maximum month-end balance of other borrowings was $432.0 million and $535.7 million for the years ended December 31, 2007 and 2006, respectively. The average rates paid on other borrowings during the years ended December 31, 2007, 2006 and 2005 were 4.60%, 4.42% and 3.19%, respectively. Interest expense on securities sold under agreements to repurchase was $15.6 million, $16.1 million and $16.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense on FHLB advances was $348,000, $689,000 and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense on federal funds purchased was $130,000, $63,000 and $143,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The assets underlying the daily securities sold under agreements to repurchase and the FHLB advances are held by First Banks. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. As further described in Note 5 to the Consolidated Financial Statements, the interest rate floor agreements included within the term repurchase agreements represent embedded derivative instruments.

The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank's term repurchase agreements as of December 31, 2007 and 2006 were as follows:

                                                      Par               Interest Rate   Interest Rate Floor
              Maturity Date                          Amount               Spread (1)       Strike Price (1)
              -------------                          ------               ------           ------------
                                              (dollars expressed
                                                 in thousands)
         December 31, 2007:
             October 12, 2010....................  $ 100,000           LIBOR - 0.5100%         4.50%
                                                   =========

         December 31, 2006:
             July 19, 2010 (2)...................  $ 100,000           LIBOR + 0.5475%         5.00%
             October 12, 2010....................    100,000           LIBOR - 0.5100%         4.50%
                                                   ---------
                                                   $ 200,000
                                                   =========

         ------------------
         (1)  The interest rate paid on the term repurchase agreements is based on the three-month LIBOR plus or minus the spread amount shown minus a floating rate, subject  to  a 0%  floor, equal to  two times the differential between the three-month LIBOR and the strike price shown, if  the three-
              month LIBOR falls below the strike price associated with the interest rate floor agreements.
         (2)  First  Bank  terminated  this  term  repurchase  agreement  on  August 7, 2007,  resulting in a prepayment penalty of $330,000.

(11)     NOTES PAYABLE

On August 8, 2007, First Banks entered into a $125.0 million Secured Credit Agreement with a group of unaffiliated financial institutions (Secured Credit Agreement) to renew and modify its existing $96.0 million First Amendment to its Amended and Restated Secured Credit Agreement, dated August 10, 2006
(Predecessor Agreement). The terms and conditions of the Secured Credit Agreement provide for a $125.0 million revolving credit facility that includes:
(i) a $5.0 million  sub-facility  for the issuance of standby letters of credit;
(ii) a $10.0 million sub-facility for swingline loans (from the Agent as Swingline Lender); and (iii) three-year term loan conversion options with minimum borrowing amounts of $10.0 million, amortizing with equal quarterly installments of principal based on a four-year straight-line amortization schedule and a final maturity of three years from execution of each term loan, including the existing term loan, which had a balance of $35.0 million as of August 8, 2007 (Existing Term Loan). Each term loan, including the Existing Term Loan, reduces the availability under the revolving credit facility. First Banks has the right to request an increase in the Secured Credit Agreement to $150.0 million, with a minimum increase of $10.0 million and additional increments of $5.0 million. Interest is payable on outstanding principal loan balances of the revolving credit loan and each term loan at a floating rate equal to either the lender's prime rate or, at First Banks' option, LIBOR plus a margin determined by the outstanding principal loan balances and First Banks' net income for the preceding four calendar quarters. If the outstanding principal loan balances under the revolving credit loan and each term loan are accruing at the prime rate, interest is payable quarterly in arrears. If the outstanding principal loan balances under the revolving credit loan and each term loan are accruing at LIBOR, interest is payable based on the one, two, three or six-month LIBOR, as selected by First Banks. First Banks is also subject to a quarterly commitment fee on the unused portion of the revolving credit facility. Amounts could initially be borrowed under the revolving credit facility until August 7, 2008, at which time the principal and interest was due and payable, excluding the term loans. The maturity date was subsequently extended to September 1, 2008, as further discussed below. First Banks' Existing Term Loan, which had a balance of $5.0 million at December 31, 2007, is payable in quarterly installments of $5.0 million, at a minimum, with the remaining balance to be repaid in full, including any unpaid interest, upon maturity on March 31, 2009. Interest is payable on outstanding principal loan balances of the swingline loans at a floating rate equal to the lender's prime rate. The principal balances of the swingline loans, together with accrued and unpaid interest, are payable on the next to occur date of either the fifteenth day of the month or the last business day of the month following the advance date(s) of the swingline loans.

The Secured Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders. The Secured Credit Agreement is secured by First Banks' ownership interest in the capital stock of SFC and First Bank. Subsequent to December 31, 2007, First Banks entered into First and Second Amendments to the Secured Credit Agreement, as further described in Note 25 to the Consolidated Financial Statements. These amendments include modifications to certain financial covenants, the collateral pledge agreement and the maturity date of the revolving credit facility. First Banks and First Bank were in compliance with all restrictions and requirements of the respective credit agreements at December 31, 2007 and 2006.

Notes payable were comprised of the following at December 31, 2007 and 2006:

                                                                                        2007        2006
                                                                                        ----        ----
                                                                                (dollars expressed in thousands)

         Term loans.................................................................  $ 19,000      65,000
         Revolving credit...........................................................    20,000          --
                                                                                      --------     -------
                  Total.............................................................  $ 39,000      65,000
                                                                                      ========     =======


During the year ended December 31, 2007, First Banks had drawn advances of $15.0 million and made payments of $61.0 million on the outstanding principal balances of the term loans, reducing the balance from $65.0 million at December 31, 2006 to $19.0 million at December 31, 2007. During the year ended December 31, 2007, First Banks had drawn advances of $20.0 million on the revolving credit sub-facility portion of the Secured Credit Agreement. First Banks had not drawn any revolving credit advances on the Predecessor Agreement as of December 31, 2006. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the standby letter of credit sub-facility portion of the Secured Credit Agreement and Predecessor Agreement were $200,000 and $450,000 at December 31, 2007 and 2006, respectively, and had not been drawn on by the counterparties.

The average balance and maximum month-end balance of borrowings outstanding under the Secured Credit Agreement and the Predecessor Agreement during the years ended December 31, 2007 and 2006, respectively, were as follows:



                                                                                       2007          2006
                                                                                       ----          ----
                                                                                (dollars expressed in thousands)

         Average balance............................................................  $ 34,932      88,843
         Maximum month-end balance..................................................    55,000     100,000
                                                                                      ========    ========

The average rates paid on the outstanding borrowings during the years ended December 31, 2007, 2006 and 2005 were 6.94%, 6.22% and 6.26%, respectively.
Interest expense recognized on borrowings under the secured credit agreements includes commitment, arrangement and renewal fees. Exclusive of these fees, the average rates paid on the outstanding borrowings during the years ended December 31, 2007, 2006 and 2005 were 6.41%, 6.11% and 4.93%, respectively.

(12)     SUBORDINATED DEBENTURES

First Banks has formed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust II, First Preferred Capital Trust III and First Preferred Capital Trust IV, which were issued in underwritten public offerings. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions accrued on the subordinated debentures were $24.4 million, $22.4 million and $20.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in interest expense in the consolidated statements of income. Deferred issuance costs associated with First Banks' subordinated debentures are included as a reduction of subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks' capital base.


A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2007 and 2006 were as follows:

                                                                                                                      Subordinated
                                                                                                           Trust       Debentures
                                                           Maturity            Call           Interest   Preferred  ----------------
     Name of Trust                   Issuance Date           Date              Date (1)       Rate (2)   Securities   2007    2006
     -------------                   -------------           ----              -----          ----       ----------   ----    ----

Variable Rate
-------------
First Bank Capital Trust (3)           April 2002      April 22, 2032      April 22, 2007    + 387.5 bp   $25,000   $    --  25,774
First Bank Statutory Trust II        September 2004  September 20, 2034  September 20, 2009  + 205.0 bp    20,000    20,619  20,619
Royal Oaks Capital Trust I (4)        October 2004    January 7, 2035     January 7, 2010    + 240.0 bp     4,000     4,124      --
First Bank Statutory Trust III        November 2004  December 15, 2034   December 15, 2009   + 218.0 bp    40,000    41,238  41,238
First Bank Statutory Trust IV          March 2006     March 15, 2036      March 15, 2011     + 142.0 bp    40,000    41,238  41,238
First Bank Statutory Trust V           April 2006     June 15, 2036       June 15, 2011      + 145.0 bp    20,000    20,619  20,619
First Bank Statutory Trust VI          June 2006      July 7, 2036        July 7, 2011       + 165.0 bp    25,000    25,774  25,774
First Bank Statutory Trust VII       December 2006   December 15, 2036   December 15, 2011   + 185.0 bp    50,000    51,547  51,547
First Bank Statutory Trust VIII (5)  February 2007    March 30, 2037      March 30, 2012     + 161.0 bp    25,000    25,774      --
First Bank Statutory Trust X (6)      August 2007    September 15, 2037  September 15, 2012  + 230.0 bp    15,000    15,464      --
First Bank Statutory Trust IX (7)    September 2007  December 15, 2037   December 15, 2012   + 225.0 bp    25,000    25,774      --
First Bank Statutory Trust XI (8)    September 2007  December 15, 2037   December 15, 2012   + 285.0 bp    10,000    10,310      --

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

(1)  The subordinated debentures are callable at the option of First Banks on the call  date shown  at 100% of the principal  amount plus accrued and unpaid interest.
(2)  The interest rates paid on the trust preferred securities are based on  either  a  fixed  rate or a variable rate. The variable rate is based on the three-month LIBOR plus the basis point spread shown, with the exception of First Bank Capital Trust, which was based on the six-month LIBOR plus the basis point spread shown.
(3)  On April 22, 2007, First Banks redeemed the cumulative variable rate trust  preferred securities at  the liquidation  value  of
     $1,000 per preferred security, together with distributions accumulated and unpaid to  the  redemption date. In conjunction with this transaction, First Banks paid in full its outstanding $25.8 million of subordinated debentures  that were  issued by First
     Banks to First Bank Capital Trust. The funds  necessary  for  the redemption  of  the subordinated  debentures were provided by internally generated funds and the net proceeds from the issuance  of  $25.8 million  of  subordinated debentures to First Bank
     Statutory Trust VIII (FBST VIII) on February 23, 2007, as further described below.
(4)  In conjunction with the acquisition of Royal Oaks  on  February 28, 2007, as  further described  in Note 2 to  the Consolidated
     Financial Statements, First Banks  assumed  the  subordinated  debentures of  Royal Oaks Capital Trust I, a  Delaware statutory trust.
(5)  On February 23, 2007,  FBST VIII,  a  newly  formed  Delaware  statutory  trust,  issued 25,000  variable  rate trust preferred securities at $1,000 per security in  a  private  placement  and  issued 774  common  securities  to First  Banks at $1,000 per security. Interest is payable quarterly in arrears, beginning on March 30, 2007.
(6)  On August 31, 2007, First Bank Statutory Trust X, a newly formed Delaware  statutory trust,  issued  15,000 variable rate trust preferred securities at $1,000 per security in a private placement and issued 464 common securities  to  First  Banks at $1,000 per security. Interest is payable quarterly in arrears, beginning on December 15, 2007.
(7)  On September 20, 2007, First Bank Statutory Trust IX, a newly formed  Delaware  statutory  trust, issued  25,000  variable rate trust preferred securities at $1,000 per security in a private placement  and  issued 774  common  securities to First Banks at
     $1,000 per security. Interest is payable quarterly in arrears, beginning on December 15, 2007.
(8)  On September 28, 2007, First Bank Statutory Trust XI, a  newly  formed  Delaware  statutory  trust, issued 10,000 variable rate trust preferred securities at $1,000 per security in a private placement  and  issued 310  common securities to  First Banks at
     $1,000 per security. Interest is payable quarterly in arrears, beginning on December 15, 2007.
(9)  On December 31, 2006, First Banks redeemed the cumulative fixed rate trust preferred securities at the liquidation value of $25 per preferred security, together with distributions accumulated and unpaid to the  redemption  date. In  conjunction  with this transaction, First Banks paid in full its outstanding $56.9 million of subordinated debentures that were  issued by First Banks to First Preferred Capital Trust III. The net proceeds associated with these  transactions  were  paid on  January 2, 2007. The funds necessary for the redemption of the subordinated debentures were  provided  by  internally  generated  funds  and the net proceeds from the issuance of additional subordinated debentures to First Bank Statutory Trust VII on December 14, 2006.



(13)     INCOME TAXES

Provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of:

                                                                                    2007       2006       2005
                                                                                    ----       ----       ----
                                                                                 (dollars expressed in thousands)
         Current provision for taxes:
              Federal........................................................    $ 23,264     41,582     48,306
              State..........................................................       3,213      3,272      5,419
                                                                                 --------    -------    -------
                                                                                   26,477     44,854     53,725
                                                                                 --------    -------    -------
         Deferred provision for taxes:
              Federal........................................................      (3,167)    10,062        116
              State..........................................................      (2,405)       146     (1,332)
                                                                                 --------    -------    -------
                                                                                   (5,572)    10,208     (1,216)
                                                                                 --------    -------    -------
         Reduction in deferred tax asset valuation allowance.................     (10,746)        --         --
                                                                                 --------    -------    -------
                  Total......................................................    $ 10,159     55,062     52,509
                                                                                 ========    =======    =======


The effective rates of federal income taxes for the years ended December 31, 2007, 2006 and 2005 differ from the federal statutory rates of taxation as follows:

                                                                          Years Ended December 31,
                                                         ----------------------------------------------------------
                                                                2007                2006                2005
                                                         ------------------  ------------------  ------------------
                                                          Amount   Percent    Amount   Percent    Amount   Percent
                                                          ------   -------    ------   -------    ------   -------
                                                                      (dollars expressed in thousands)
         Income before provision for income taxes
           and minority interest in income (loss)
           of subsidiary..............................   $  67,471           $ 166,169           $ 148,128
                                                         =========           =========           =========
         Provision for income taxes calculated
           at federal statutory income tax rates......   $  23,615   35.0%   $  58,159   35.0%   $  51,845   35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment..............        (962)  (1.4)        (908)  (0.5)        (814)  (0.5)
           State income taxes.........................         488    0.7        3,487    2.0        4,773    3.2
           Reduction in prior year contingency
               reserve................................          --     --       (4,154)  (2.5)      (2,116)  (1.4)
           Bank owned life insurance, net of premium..      (1,283)  (1.9)      (1,039)  (0.6)      (1,602)  (1.1)
           Reduction in deferred tax asset
               valuation allowance....................     (10,746) (15.9)          --     --          --      --
           Other, net.................................        (953)  (1.4)        (483)  (0.3)         423    0.3
                                                         ---------  -----    ---------  -----    ---------  -----
                 Provision for income taxes...........   $  10,159   15.1%   $  55,062   33.1%   $  52,509   35.5%
                                                         =========  =====    =========  =====    =========  =====

The $4.2 million and $2.1 million reductions in the prior year contingency reserve, reflected in 2006 and 2005, respectively, resulted from reversals of federal and state tax reserves no longer deemed necessary.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were as follows:

                                                                                           December 31,
                                                                                           ------------
                                                                                         2007        2006
                                                                                         ----        ----
                                                                                 (dollars expressed in thousands)
              Deferred tax assets:
                  Net operating loss carryforwards................................   $  23,143      26,267
                  Deferred built-in loss carryforward.............................       3,105       3,345
                  Allowance for loan losses.......................................      88,835      60,052
                  Loans held for sale.............................................       1,558         572
                  Alternative minimum and general business tax credits............       3,489       3,510
                  Interest on nonaccrual loans....................................       6,001       2,286
                  Deferred compensation...........................................       7,842       7,732
                  Net fair value adjustment for available-for-sale
                    investment securities.........................................       6,857       6,312
                  Net fair value adjustment for derivative instruments............          --         755
                  Partnership investments.........................................       7,865       7,079
                  Overdraft, robbery and other fraud losses.......................       5,612          --
                  Accrued contingent liabilities..................................       2,030         533
                  Other...........................................................       5,559       3,133
                                                                                     ---------    --------
                      Gross deferred tax assets...................................     161,896     121,576
                                                                                     ---------    --------
                  Valuation allowance.............................................     (23,278)    (21,401)
                                                                                     ---------    --------
                      Deferred tax assets, net of valuation allowance.............     138,618     100,175
                                                                                     ---------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................       6,534       8,445
                  Servicing rights................................................       1,909         919
                  Net fair value adjustment for derivative instruments............       4,171          --
                  Core deposit intangibles........................................       5,252       8,887
                  Customer list intangibles.......................................       8,695       9,307
                  Discount on loans...............................................       5,246       5,446
                  Equity investments..............................................       5,707       6,103
                  State taxes.....................................................       6,826       2,594
                  Other ..........................................................       2,494       1,125
                                                                                     ---------    --------
                      Deferred tax liabilities....................................      46,834      42,826
                                                                                     ---------    --------
                      Net deferred tax assets.....................................   $  91,784      57,349
                                                                                     =========    ========



The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax assets of $91.8 million at December 31, 2007.

Changes in the deferred tax asset valuation allowance for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                                                                   2007       2006       2005
                                                                                   ----       ----       ----
                                                                                (dollars expressed in thousands)

         Balance, beginning of year...........................................   $21,401     17,754     17,767
         Purchase acquisitions................................................    20,177         --         --
         Reversal of deferred tax asset valuation allowance
              to income tax expense...........................................   (10,746)        --         --
         Reversal of deferred tax asset valuation allowance
              to goodwill and other intangible assets.........................    (7,554)        --         --
         Adjustment to purchase acquisitions completed in prior periods.......        --      3,647        (13)
                                                                                 -------     ------     ------
         Balance, end of year.................................................   $23,278     21,401     17,754
                                                                                 =======     ======     ======

Upon completion of the 2004 acquisition of CIB Bank and the 2007 acquisition of CFHI, the net deferred tax assets associated with the respective acquisitions were evaluated to determine whether it is more likely than not that the net deferred tax assets will be recognized in the future. The ability to utilize the net deferred tax assets recorded in connection with the acquisitions is subject to a number of limitations. Among these limitations is the restriction that any built-in loss (the fair value of the entity was less than the tax basis) that existed at the date of acquisition, if realized within the first five years subsequent to the date of acquisition, will be deferred and must be carried forward and subjected to rules similar to the rules for carrying forward net operating losses. Based upon these factors, management established a valuation allowance for CIB Bank in 2004 and CFHI in 2007 in the amount of $21.4 million and $20.2 million, respectively. Until the implementation of SFAS No. 141(R) -- Business Combinations, at which time the current guidance is expected to change, subsequent reductions in the $20.2 million valuation allowance associated with the acquisition of CFHI will be credited to goodwill and other intangible assets. Subsequent reductions in the $3.1 million valuation allowance associated with the acquisition of CIB Bank will be credited to the provision for income taxes.

At December 31, 2007, the deferred tax assets associated with the acquisition of CIB Bank were evaluated and management concluded that $18.3 million of the valuation allowance was no longer required as the corresponding net deferred tax assets no longer existed due to the recognition of temporary differences. First Banks did not have any goodwill related to the CIB Bank acquisition at December 31, 2007. In accordance with SFAS No. 141, Business Combinations, First Banks reduced the carrying values of certain acquired assets to zero, which included a reduction of core deposit intangibles of $5.9 million and bank premises and equipment of $6.6 million. In addition, net deferred tax assets were increased by $4.9 million to reflect the impact of the reductions of the carrying values of the core deposit intangibles and bank premises and equipment. The remaining amount of $10.7 million was recorded as a reduction of income tax expense.

On January 1, 2007, First Banks implemented FIN 48. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings.

At December 31, 2007 and January 1, 2007, First Banks had a liability for uncertain tax positions, excluding interest and penalties, of $12.2 million and $2.6 million, respectively. A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows:

                                                                                      2007
                                                                                      ----
                                                                        (dollars expressed in thousands)

                  Balance, beginning of year......................................  $  2,559
                  Additions:
                      Tax positions taken during the current year.................     2,352
                      Tax positions taken during the prior year...................     9,134
                  Reductions:
                      Tax positions taken during the prior year...................        (6)
                      Lapse of statute of limitations.............................    (1,795)
                                                                                    --------
                  Balance, end of year............................................  $ 12,244
                                                                                    ========

At December 31, 2007 and January 1, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate were $1.2 million and $1.4 million, respectively.

During the year ended December 31, 2007, First Banks recorded interest expense of $527,000 related to unrecognized tax benefits. At December 31, 2007 and January 1, 2007, interest accrued for unrecognized tax positions was $1.4 million and $944,000, respectively. There were no penalties for unrecognized tax positions accrued at December 31, 2007 or January 1, 2007, nor did First Banks recognize any expense for penalties during 2007.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2007 could decrease by approximately $1.4 million by December 31, 2008, as a result of the lapse of statutes of limitations and potential settlements with the federal and state taxing authorities, of which the impact to the effective tax rate is estimated to be approximately $367,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company's federal returns through 2004 have been examined by the Internal Revenue Service (IRS) with the examination of the 2004 tax year being closed in February 2008. The Company's current estimate of the resolution of various state examinations, none of which are in process, is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Company's estimate may result in future income tax expense or benefit.

At December 31, 2007 and 2006, the accumulation of prior years' earnings representing tax bad debt deductions was approximately $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Banks would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

At December 31, 2007 and 2006, for federal income taxes purposes, First Banks had net operating loss carryforwards relating to pre-acquisition tax losses of acquired entities of approximately $66.1 million and $75.0 million, respectively. At December 31, 2007, the net operating loss carryforwards for First Banks expire as follows:

                                                                              (dollars expressed in thousands)
         Year ending December 31:
              2008..................................................................     $   6,297
              2009..................................................................         5,740
              2010..................................................................             7
              2011 - 2025...........................................................        54,080
                                                                                         ---------
                  Total.............................................................     $  66,124
                                                                                         =========

During 2007 and 2004, First Banks recognized built-in losses associated with the acquisitions of CFHI and CIB Bank, respectively. A portion of the realized built-in losses was deferred in the year of acquisition and is required to be carried forward subject to rules similar to the rules for carrying forward net operating losses. Utilization of the realized built-in losses is allowed subsequent to the utilization of any net operating loss carryforwards associated with the acquisitions of CFHI and CIB Bank. Consequently, at December 31, 2007, First Banks had deferred built-in loss carryforwards, in aggregate, of approximately $7.4 million. Utilization of the deferred built-in loss carryforwards is allowed beginning in the year 2020, and such losses will expire in the year 2024.

(14)     EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005:

                                                                                                  Per Share
                                                                       Income        Shares        Amount
                                                                       ------        ------        ------
                                                             (dollars in thousands, except share and per share data)

         Year ended December 31, 2007:
           Basic EPS - income available to common stockholders...     $ 56,448        23,661     $ 2,385.68
           Effect of dilutive securities:
              Class A convertible preferred stock................          769           385          (6.23)
                                                                      --------      --------     ----------
           Diluted EPS - income available to common stockholders.     $ 57,217        24,046     $ 2,379.45
                                                                      ========      ========     ==========

         Year ended December 31, 2006:
           Basic EPS - income available to common stockholders...     $110,908        23,661     $ 4,687.38
           Effect of dilutive securities:
              Class A convertible preferred stock................          769           456         (56.66)
                                                                      --------      --------     ----------
           Diluted EPS - income available to common stockholders.     $111,677        24,117     $ 4,630.72
                                                                      ========      ========     ==========

         Year ended December 31, 2005:
           Basic EPS - income available to common stockholders...     $ 96,120        23,661     $ 4,062.36
           Effect of dilutive securities:
              Class A convertible preferred stock................          769           516         (54.90)
                                                                      --------      --------     ----------
           Diluted EPS - income available to common stockholders.     $ 96,889        24,177     $ 4,007.46
                                                                      ========      ========     ==========

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

Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit at December 31, 2007 and 2006 were as follows:

                                                                                             December 31,
                                                                                      -------------------------
                                                                                          2007          2006
                                                                                          ----          ----
                                                                                         (dollars expressed
                                                                                            in thousands)

         Commitments to extend credit...............................................  $ 3,057,404     3,092,804
         Commercial and standby letters of credit...................................      201,436       171,097
                                                                                      -----------    ----------
                                                                                      $ 3,258,840     3,263,901
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

Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2007 expire, at various dates, within nine years.

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

The estimated fair value of First Banks' financial instruments at December 31, 2007 and 2006 were as follows:


                                                                     2007                          2006
                                                           ------------------------      ------------------------
                                                            Carrying     Estimated        Carrying     Estimated
                                                              Value      Fair Value         Value      Fair Value
                                                              -----      ----------         -----      ----------
                                                                      (dollars expressed in thousands)
         Financial Assets:
           Cash and cash equivalents...................    $  231,675       231,675         369,557       369,557
           Investment securities:
               Trading.................................            --            --          81,168        81,168
               Available for sale......................     1,000,392     1,000,392       1,359,729     1,359,729
               Held to maturity........................        18,879        19,078          24,049        23,971
           Net loans...................................     8,714,863     8,633,525       7,520,752     7,325,521
           Derivative instruments......................        13,728        13,728          (1,573)       (1,573)
           Bank-owned life insurance...................       116,619       116,619         113,778       113,778
           Accrued interest receivable.................        55,193        55,193          55,464        55,464

         Financial Liabilities:
           Deposits:
               Noninterest-bearing demand..............    $1,259,123     1,259,123       1,281,108     1,281,108
               Interest-bearing demand.................       980,850       980,850         981,939       981,939
               Savings and money market................     2,716,726     2,716,726       2,352,575     2,352,575
               Time deposits...........................     4,192,494     4,227,747       3,827,464     3,827,464
           Other borrowings............................       376,123       376,123         373,899       373,899
           Notes payable...............................        39,000        39,000          65,000        65,000
           Accrued interest payable....................        18,639        18,639          28,176        28,176
           Subordinated debentures.....................       353,752       353,200         297,966       303,302

         Off-Balance Sheet Financial Instruments:
           Commitments to extend credit, standby
               letters of credit and financial
               guarantees..............................    $    1,582         1,582           1,363         1,363

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

Derivative instruments: The fair value of derivative instruments, including cash flow hedges, fair value hedges, interest rate floor and cap agreements, interest rate lock commitments and forward commitments to sell mortgage-backed securities is based on quoted market prices where available. If quoted market prices were not available, the fair value was based on quoted market prices of comparable instruments.

Bank-owned life insurance: The fair value of bank-owned life insurance is based on quoted market prices where available. If quoted market prices were not available, the fair value was based on quoted market prices of comparable instruments.

Deposits: The fair value of deposits generally payable on demand (i.e., noninterest-bearing and interest-bearing demand, and savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value of demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for time deposits was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar deposits to a schedule of aggregated monthly maturities of time deposits. If the estimated fair value is lower than the carrying value, the carrying value is reported as the fair value of time deposits.

Other borrowings, notes payable and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.

Subordinated debentures: The fair value of fixed rate subordinated debentures is based on quoted market prices where available. If quoted market prices were not available, the fair value was based on quoted market prices of comparable instruments. The carrying values of variable rate subordinated debentures approximate fair value.

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit, standby letters of credit and financial guarantees were based on estimated probable credit losses.

(17)     EMPLOYEE BENEFITS

First Banks' 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by First Banks' Board of Directors. Employee contributions were limited to $15,500 of gross compensation for 2007. Total employer contributions under the plan were $4.4 million, $3.9 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The plan assets are held and managed under a trust agreement with First Bank's trust department.

First Banks' nonqualified deferred compensation plan, which covers a select group of employees, is administered by an independent third party. The plan is exempt from the participation, vesting, funding and fiduciary requirements of the Employee Retirement Income Security Act of 1974. Participants may contribute from 1% to 25% of their salary and up to 100% of their bonuses on a pre-tax basis. Balances outstanding under the plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $9.2 million and $8.1 million at December 31, 2007 and 2006, respectively. Plan expense recorded under the plan, which is reflected in salaries and employee benefits expense in the consolidated statements of income, was $682,000, $845,000 and $592,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(18)     STOCKHOLDERS' EQUITY

First Banks has two classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The redemption of any issue of preferred stock requires the prior approval of the Board of Governors of the Federal Reserve System (Federal Reserve). The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annual dividend rate was 6.0% for the Class A preferred stock and 7.0% for the Class B preferred stock for the years ended December 31, 2007, 2006 and 2005, respectively.

Other comprehensive income (loss) of $8.1 million, $6.8 million and ($18.1) million, as presented in the accompanying Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, is reflected net of income tax expense (benefit) of $4.4 million, $3.7 million and ($9.7) million for the years ended December 31, 2007, 2006 and 2005, respectively.

On January 1, 2007, First Banks implemented FIN 48. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings, as further described in Note 1 and Note 13 to the Consolidated Financial Statements.

In December 2006, First Banks recorded an increase in additional paid-in capital of $3.8 million which related to the utilization of net operating losses that were acquired with the acquisition of First Banks America, Inc. (FBA) and its wholly-owned subsidiary, BankTEXAS N.A., in 1994. Effective December 1994, the FBA Board of Directors approved the implementation of a quasi-reorganization. In accordance with the provisions of SFAS No. 109 and under the requirements for completing the quasi-reorganization, tax benefits for deductible temporary differences and net operating loss carryforwards that existed at the date of the quasi-reorganization and are subsequently recognized are generally reported as a direct addition to contributed capital.

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

First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services were $34.1 million, $34.8 million and $33.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. First Services leases information technology and other equipment from First Bank. During 2007, 2006 and 2005, First Services paid First Bank $3.7 million, $4.2 million and $4.3 million, respectively, in rental fees for the use of that equipment. In addition, First Services paid approximately $1.8 million, $1.6 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, in rental payments for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $4.8 million, $3.0 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $183,000, $114,000 and $113,000 for the years ended December 31, 2007, 2006 and
2005, respectively, in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

First Title Guaranty LLC D/B/A First Banc Insurors (First Title), a limited liability company owned by First Banks' Chairman and members of his immediate family prior to its merger with and into First Brokerage, effective April 2, 2007, received approximately $35,000, $221,000 and $379,000 for the years ended December 31, 2007, 2006 and 2005, respectively, in commissions for insurance policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which these commissions were earned were competitively bid, and First Banks deemed the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent. In May 2006, Adrian Baker, a subsidiary of First Bank, purchased the personal and commercial insurance book of business from First Title. First Bank engaged an independent third party to perform a business valuation of the personal and commercial insurance book of business of First Title, which was determined to be approximately $270,000 and is being amortized over seven years utilizing the straight-line method.

On January 16, 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Operating Foundation, Inc. (Operating Foundation), a charitable foundation established by First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.7 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. Furthermore, First Bank contributed $3.5 million in cash to the Operating Foundation, thereby bringing the total value of charitable contributions to the Operating Foundation to $5.3 million for the year ended December 31, 2007. During 2006, First Bank contributed $5.0 million in cash to the Operating Foundation. In addition, in November 2006, First Banks contributed 26,962 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.0 million to the Operating Foundation. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.0 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $121,000. In addition, First Banks recognized a tax benefit of $522,000 associated with this transaction. During 2005, First Bank contributed $2.5 million in cash to The Dierberg Foundation, a charitable foundation established by First Banks' Chairman and members of his immediate family, and $1.5 million in cash to the Operating Foundation.

First Banks periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that are owned by First Banks' Chairman and members of his immediate family. First Banks utilizes these products primarily for customer and employee events and promotions, and business development functions. During the years ended December 31, 2007, 2006 and 2005, First Banks purchased products aggregating approximately $333,000, $376,000 and $320,000, respectively, from these entities.

First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $395,000, $385,000 and $335,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provided a $50.0 million warehouse line of credit for loan funding purposes. The Agreement provided for an initial maturity date of June 30, 2008, which was extended on June 15, 2006 by First Bank to June 30, 2009. Interest was payable monthly, in arrears, on the outstanding loan balances at a current rate equal to First Bank's prime lending rate minus 50 basis points. On March 1, 2007, SBLS LLC modified the Agreement with First Bank. The primary modifications to the structure of the financing arrangement included (a) an increase in the warehouse line of credit from $50.0 million to $60.0 million; and (b) interest was payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 50 basis points, with the option of electing to have a portion of the outstanding principal balance in amounts not greater than $40.0 million, in minimum increments of $500,000, bear interest at a fixed rate per annum equal to the one-month LIBOR plus 215 basis points, the three-month LIBOR plus 215 basis points or the long-term interest rate swap rate plus 215 basis points, provided that no more than three fixed-rate interest periods would be in effect at any given time and no interest period would extend beyond the maturity date. During the third quarter of 2007, SBLS LLC further modified the Agreement with First Bank. The primary modifications to the structure of the financing arrangement included (a) an extension of the maturity date to June 30, 2010 and (b) interest was payable monthly, in arrears, on the outstanding balances at a rate equal to First Bank's prime lending rate minus 100 basis points, with the option of electing to have a portion of the outstanding principal balance in amounts not greater than $40.0 million, in minimum increments of $500,000, bear interest at a fixed rate per annum equal to the one-month LIBOR plus 165 basis points, the three-month LIBOR plus 165 basis points or the long-term interest rate swap rate plus 165 basis points, provided that no more than three fixed-rate interest periods would be in effect at any given time and no interest period would extend beyond the maturity date.

On September 28, 2007, the existing loan under the Agreement was refinanced by a Promissory Note entered into between SBLS LLC and First Bank that provides a $75.0 million unsecured revolving line of credit with a maturity date of September 30, 2008. Interest is payable monthly, in arrears, on the outstanding loan balances at a current rate equal to the 30-day LIBOR plus 40 basis points. The balance of advances outstanding under the Promissory Note was $52.3 million at December 31, 2007. The balance of advances outstanding under the Agreement was $47.5 million and $31.4 million at December 31, 2006 and 2005, respectively. Interest expense recorded by SBLS LLC under the Promissory Note and Agreement was $3.4 million, $3.0 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The balance of the advances under the Promissory Note and the related interest expense recognized by SBLS LLC are eliminated for purposes of the Consolidated Financial Statements.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $57.7 million and $55.9 million at December 31, 2007 and 2006, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

In August 2005, First Bank entered into a contract with World Wide Technology, Inc. (WWT), a wholly owned subsidiary of World Wide Technology Holding Co., Inc. (WWTHC). WWTHC is an electronic procurement and logistics company in the information technology industry headquartered in St. Louis, Missouri. The contract provided for WWT to provide information technology services associated with the initial phase of a corporate-wide upgrade of personal computers to First Bank employees in an ongoing effort to further standardize the technological infrastructure throughout the First Bank branch banking network. Mr. David L. Steward, a director of First Banks and a member of the Audit Committee of First Banks, serves as the Chairman of the Board of Directors of WWTHC. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for information technology services for this phase of the project with fees not to exceed $500,000. First Bank made payments of $478,000 under the contract for the first phase of the project, of which $471,000 in payments were made during 2005 and an additional $7,000 in payments were made during 2006. During 2006, First Bank evaluated the second phase of its corporate-wide personal computer upgrade project and entered into a contract with WWT in August 2006 for additional information technology services. Prior to entering into this contract, the Audit Committee of First Banks reviewed and approved the utilization of WWT for this phase of the project with fees not to exceed $500,000. First Bank made payments of $379,000 under the contract for the now completed second phase of the project, of which $367,000 in payments were made in 2006 and an additional $12,000 in payments were made during 2007.

(20)     BUSINESS SEGMENT RESULTS

First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks' mortgage banking, insurance, and trust, private banking and institutional money management business units. First Banks' products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas, and Florida's Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through SBLS LLC and UPAC.

The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the Consolidated Financial Statements. The business segment results are summarized as follows:

                                                                        Corporate, Other
                                                                        and Intercompany
                                          First Bank                    Reclassifications                Consolidated Totals
                             -----------------------------------  ------------------------------  ---------------------------------
                                 2007        2006        2005       2007       2006       2005       2007        2006       2005
                                 ----        ----        ----       ----       ----       ----       ----        ----       ----
                                                                 (dollars expressed in thousands)
Balance sheet information:

Investment securities......  $   997,486   1,439,118   1,324,219    21,785     25,828     16,564   1,019,271   1,464,946  1,340,783
Loans, net of unearned
    discount...............    8,883,254   7,666,481   7,020,771        --         --         --   8,883,254   7,666,481  7,020,771
Goodwill and other
    intangible assets......      315,651     295,382     191,901        --         --         --     315,651     295,382    191,901
Total assets...............   10,867,592  10,116,246   9,148,931    29,768     42,468     21,402  10,897,360  10,158,714  9,170,333
Deposits...................    9,164,868   8,550,062   7,601,162   (15,675)  (106,976)   (59,331)  9,149,193   8,443,086  7,541,831
Other borrowings...........      376,123     373,899     539,174        --         --         --     376,123     373,899    539,174
Notes payable..............           --          --          --    39,000     65,000    100,000      39,000      65,000    100,000
Subordinated debentures....           --          --          --   353,752    297,966    215,461     353,752     297,966    215,461
Stockholders' equity.......    1,228,419   1,086,876     931,192  (360,931)  (286,441)  (252,254)    867,488     800,435    678,938
                             ===========  ==========  ==========  ========   ========   ========  ==========  ==========  =========

Income statement information:

Interest income............  $   698,744     645,100     493,182     1,169      1,204        758     699,913     646,304    493,940
Interest expense...........      289,702     233,982     145,608    26,759     27,880     22,651     316,461     261,862    168,259
                             -----------  ----------  ----------  --------   --------   --------  ----------  ----------  ---------
  Net interest income......      409,042     411,118     347,574   (25,590)   (26,676)   (21,893)    383,452     384,442    325,681
Provision for loan losses..       75,000      12,000      (4,000)       --         --         --      75,000      12,000     (4,000)
                             -----------  ----------  ----------  --------   --------   --------  ----------  ----------  ---------
  Net interest income
    after provision
    for loan losses........      334,042     399,118     351,574   (25,590)   (26,676)   (21,893)    308,452     372,442    329,681
Noninterest income.........      103,631     112,549      96,871      (362)       394       (786)    103,269     112,943     96,085
Amortization of
    intangible assets......       12,419       8,195       4,850        --         --         --      12,419       8,195      4,850
Other noninterest expense..      328,122     307,468     269,634     3,709      3,553      3,154     331,831     311,021    272,788
                             -----------  ----------  ----------  --------   --------   --------  ----------  ----------  ---------
  Income before provision
    for income taxes and
    minority interest in
    income (loss) of
    subsidiary.............       97,132     196,004     173,961   (29,661)   (29,835)   (25,833)     67,471     166,169    148,128
Provision for income taxes.       20,958      65,752      61,517   (10,799)   (10,690)    (9,008)     10,159      55,062     52,509
                             -----------  ----------   ---------  --------   --------   --------  ----------  ----------  ---------
  Income before minority
    interest in income
    (loss) of subsidiary...       76,174     130,252     112,444   (18,862)   (19,145)   (16,825)     57,312     111,107     95,619
Minority interest in
    income (loss) of
    subsidiary.............           78        (587)     (1,287)       --         --         --          78        (587)    (1,287)
                             -----------  ----------  ----------  --------   --------   --------  ----------  ----------  ---------
  Net income...............  $    76,096     130,839     113,731   (18,862)   (19,145)   (16,825)     57,234     111,694     96,906
                             ===========  ==========  ==========  ========   ========   ========  ==========  ==========  =========


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

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, First Banks and First Bank were each well capitalized. As of December 31, 2007, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At December 31, 2007 and 2006, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                            Actual
                                          ------------------------------------------    For          To be Well
                                                  2007                  2006          Capital     Capitalized Under
                                          --------------------  --------------------  Adequacy    Prompt Corrective
                                             Amount     Ratio      Amount     Ratio   Purposes    Action Provisions
                                             ------     -----      ------     -----   --------    -----------------
                                                (dollars expressed in thousands)

Total capital (to risk-weighted assets):
    First Banks.........................  $1,032,607    10.09%   $ 929,688    10.25%     8.0%           10.0%
    First Bank..........................   1,048,345    10.26      925,013    10.23      8.0            10.0

Tier 1 capital (to risk-weighted assets):
    First Banks.........................     844,421     8.25      789,967     8.71      4.0             6.0
    First Bank..........................     920,080     9.00      811,530     8.97      4.0             6.0

Tier 1 capital (to average assets):
    First Banks.........................     844,421     8.32      789,967     8.13      3.0             5.0
    First Bank..........................     920,080     9.09      811,530     8.38      3.0             5.0

In March 2005,  the Federal  Reserve  adopted a final rule,  Risk-Based  Capital
Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve's final rules that will be effective in March 2009, if implemented as of December 31, 2007, would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.39% and 7.45%, respectively, and would not have an impact on total capital (to risk-weighted assets).

(22)     DISTRIBUTION OF EARNINGS OF FIRST BANK

First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $114.0 million at December 31, 2007, unless prior permission of the regulatory authorities is obtained.

(23)     PARENT COMPANY ONLY FINANCIAL INFORMATION

Following are condensed balance sheets of First Banks, Inc. as of December 31, 2007 and 2006, and condensed statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005:


                                          CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                                    ------------------------
                                                                                        2007        2006
                                                                                        ----        ----
                                                                                (dollars expressed in thousands)
                                                 Assets
                                                 ------
         Cash deposited in First Bank............................................    $   14,791      16,688
         Cash deposited in unaffiliated financial institutions...................            --          26
                                                                                     ----------   ---------
              Total cash ........................................................        14,791      16,714
         Investment securities...................................................        21,785      25,828
         Investment in subsidiaries..............................................     1,228,266   1,087,356
         Advances due from CFHI..................................................         1,401          --
         Advances due from SFC...................................................            --      90,000
         Other assets............................................................         8,116      17,014
                                                                                     ----------   ---------
              Total assets.......................................................    $1,274,359   1,236,912
                                                                                     ==========   =========

                                  Liabilities and Stockholders' Equity
                                  ------------------------------------

         Notes payable...........................................................    $   39,000      65,000
         Subordinated debentures.................................................       353,752     297,966
         Accrued expenses and other liabilities..................................        14,119      73,511
                                                                                     ----------   ---------
              Total liabilities..................................................       406,871     436,477
         Stockholders' equity....................................................       867,488     800,435
                                                                                     ----------   ---------
              Total liabilities and stockholders' equity.........................    $1,274,359   1,236,912
                                                                                     ==========   =========


                                       CONDENSED STATEMENTS OF INCOME

                                                                                  Years Ended December 31,
                                                                             ----------------------------------
                                                                                2007        2006        2005
                                                                                ----        ----        ----
                                                                              (dollars expressed in thousands)

         Income:
           Dividends from subsidiaries...................................    $  45,000      70,000      94,050
           Management fees from subsidiaries.............................       34,386      35,525      31,975
           Gain on sale of available-for-sale investment securities......          145         767          --
           Other.........................................................        1,424       2,284       1,049
                                                                             ---------    --------    --------
              Total income...............................................       80,955     108,576     127,074
                                                                             ---------    --------    --------
         Expense:
           Interest......................................................       26,940      28,356      22,860
           Salaries and employee benefits................................       23,829      25,530      23,238
           Legal, examination and professional fees......................        2,979       3,796       3,959
           Charitable contributions......................................        1,905       1,068         100
           Other.........................................................       10,037       9,660       8,687
                                                                             ---------    --------    --------
              Total expense..............................................       65,690      68,410      58,844
                                                                             ---------    --------    --------
              Income before benefit for income taxes and equity
                in undistributed earnings of subsidiaries................       15,265      40,166      68,230
         Benefit for income taxes........................................      (10,825)    (10,690)     (9,004)
                                                                             ---------    --------    --------
              Income before equity in undistributed earnings
                of subsidiaries..........................................       26,090      50,856      77,234
         Equity in undistributed earnings of subsidiaries................       31,144      60,838      19,672
                                                                             ---------    --------    --------
              Net income.................................................    $  57,234     111,694      96,906
                                                                             =========    ========    ========



                                     CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                             ----------------------------------
                                                                                2007        2006        2005
                                                                                ----        ----        ----
                                                                               (dollars expressed in thousands)

         Cash flows from operating activities:
           Net income....................................................    $  57,234     111,694      96,906
           Adjustments to reconcile net income to net cash provided by
              (used in) operating activities:
                Net income of subsidiaries...............................      (76,144)   (130,838)   (113,722)
                Dividends from subsidiaries..............................       45,000      70,000      94,050
                Decrease (increase) in advances due from SFC.............       90,000     (90,000)         --
                Other, net...............................................        8,739     (10,610)      4,882
                                                                             ---------    --------    --------
                  Net cash provided by (used in) operating activities....      124,829     (49,754)     82,116
                                                                             ---------    --------    --------

         Cash flows from investing activities:
           Increase in investment securities.............................       (2,616)     (6,375)     (5,304)
           Investment in common securities of affiliated business
              and statutory trusts.......................................       (2,322)     (4,178)         --
           Payments from redemption of investment in common securities
              of affiliated business and statutory trusts................        2,481          --       1,778
           Acquisitions of subsidiaries..................................      (50,749)    (85,514)    (52,400)
           Capital contributions to subsidiaries.........................      (40,000)         --          --
           Other, net....................................................       (1,401)     (1,682)      1,340
                                                                             ---------    --------    --------
                  Net cash used in investing activities..................      (94,607)    (97,749)    (54,586)
                                                                             ---------    --------    --------

         Cash flows from financing activities:
           Advances drawn on notes payable...............................       35,000          --     100,000
           Repayments of notes payable...................................      (61,000)    (35,000)    (15,000)
           Proceeds from issuance of subordinated debentures.............       77,322     139,178          --
           Repayments of subordinated debentures.........................      (82,681)         --     (59,278)
           Payment of preferred stock dividends..........................         (786)       (786)       (786)
                                                                             ---------    --------    --------
                  Net cash (used in) provided by financing activities....      (32,145)    103,392      24,936
                                                                             ---------    --------    --------
                  Net (decrease) increase in cash........................       (1,923)    (44,111)     52,466
         Cash, beginning of year.........................................       16,714      60,825       8,359
                                                                             ---------    --------    --------
         Cash, end of year...............................................    $  14,791      16,714      60,825
                                                                             =========    ========    ========

         Noncash investing activities:
           Cash paid for interest........................................    $  28,685      28,843      18,690
                                                                             =========    ========    ========


(24)     CONTINGENT LIABILITIES

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At December 31, 2007 and 2006, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

CFHI Securities Litigation. Prior to acquisition by First Banks, CFHI and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Court") alleging violations of the federal securities laws, the first of which was filed with the Court on March 20, 2007 (the "Securities Actions"). On June 22, 2007, the Court entered an order pursuant to which the Court (i) consolidated the Securities Actions, with the matter proceeding under the docket for Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-429-T-26-EAJ and (ii) appointed Troy Ratcliff and Daniel Altenburg (the "Lead Plaintiffs") as lead plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

Subsequently, on or about August 24, 2007, the Lead Plaintiffs filed a consolidated amended class action complaint (the "Amended Complaint"). The Amended Complaint added as defendants (i) the then current members of CFHI's Board of Directors, (ii) one former member of CFHI's Board of Directors, (iii) the underwriters of CFHI's October 5, 2005 public offering of common stock, and
(iv) CFHI's external auditors.

The Amended Complaint was brought on behalf of a putative class of purchasers of CFHI's common stock between January 21, 2005 and January 22, 2007. In general, the Amended Complaint alleges that CFHI's United States Securities and Exchange Commission (SEC) filings and public statements contained misstatements and omissions regarding its residential construction-to-permanent lending operations and, more specifically, regarding a home builder and its affiliates and that CFHI's financial statements violated U.S. generally accepted accounting principles. The Amended Complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On August 30, 2007, the Lead Plaintiffs filed a notice with the Court voluntarily dismissing their claims against Anne V. Lee and Justin D. Locke without prejudice.

CFHI filed a motion to dismiss the Amended Complaint on December 3, 2007. The Lead Plaintiffs filed an omnibus opposition to CFHI's motion to dismiss on February 1, 2008.

Other. In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings other than those discussed above. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

(25)     SUBSEQUENT EVENTS (UNAUDITED)

On February 12, 2008, First Banks entered into First and Second Amendments to its existing $125.0 million Secured Credit Agreement (Amended Secured Credit Agreement). The primary modifications, as reflected in the Amended Secured
Credit  Agreement,  include  changes  to  the  borrower  pledge  agreement,  the termination date of the revolving credit facility, and certain financial covenants. The Amended Secured Credit Agreement is secured by First Banks' ownership interest in the capital stock of both SFC and CFHI, which was acquired by First Banks on November 30, 2007, and all of the capital stock of First Bank owned by SFC and CFHI. The termination date of the revolving credit facility was extended from August 7, 2008 to September 1, 2008. The financial covenants of the Amended Secured Credit Agreement include modifications applicable to certain quarterly periods for the minimum return on assets ratio, the maximum nonperforming asset ratio and the minimum allowance for loan and lease loss ratio, as well as an additional covenant regarding minimum net income for First Banks.


                                                  FIRST BANKS, INC.

                                   QUARTERLY CONDENSED FINANCIAL DATA -- UNAUDITED
---------------------------------------------------------------------------------------------------------------------

                                                                                 2007 Quarter Ended
                                                               ------------------------------------------------------
                                                                March 31       June 30    September 30    December 31
                                                                --------       -------    ------------    -----------
                                                               (dollars expressed in thousands, except per share data)

  Interest income............................................  $ 171,827       177,319       178,105        172,662
  Interest expense...........................................     76,966        80,548        80,259         78,688
                                                               ---------      --------      --------       --------
     Net interest income.....................................     94,861        96,771        97,846         93,974
  Provision for loan losses..................................      3,500         5,500        17,000         49,000
                                                               ---------      --------      --------       --------
     Net interest income after provision for loan losses.....     91,361        91,271        80,846         44,974
  Noninterest income.........................................     24,583        24,037        26,840         27,809
  Noninterest expense........................................     85,701        84,435        84,529         89,585
                                                               ---------      --------      --------       --------
     Income (loss) before provision (benefit) for income
       taxes and minority interest in income (loss)
       of subsidiary.........................................     30,243        30,873        23,157        (16,802)
  Provision (benefit) for income taxes.......................     10,950        11,092         8,087        (19,970)
                                                               ---------      --------      --------       --------
     Income before minority interest in income (loss)
       of subsidiary.........................................     19,293        19,781        15,070          3,168
  Minority interest in income (loss) of subsidiary...........         70            31            74            (97)
                                                               ---------      --------      --------       --------
     Net income..............................................  $  19,223        19,750        14,996          3,265
                                                               =========      ========      ========       ========

  Earnings per common share:
     Basic...................................................  $  804.12        829.17        625.48         126.91
                                                               =========      ========      ========       ========

     Diluted.................................................  $  799.23        821.63        623.84         126.91
                                                               =========      ========      ========       ========


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
                                                               =========      ========      ========       ========



                                                 FIRST BANKS, INC.

                                               INVESTOR INFORMATION
-------------------------------------------------------------------------------------------------------------------

FIRST BANKS, INC. PREFERRED SECURITIES
--------------------------------------

The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol "FBSPrA." The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2007 and 2006 are summarized as follows:


                         FIRST PREFERRED CAPITAL TRUST IV (ISSUE DATE - APRIL 2003) - FBSPrA

                                                                      2007                2006
                                                               ------------------  ------------------    Dividend
                                                                 High      Low       High      Low       Declared
                                                                 ----      ---       ----      ---       --------
         First quarter........................................  $28.00    25.65      28.00    25.76     $ 0.509375
         Second quarter.......................................   26.75    25.17      27.65    26.38       0.509375
         Third quarter........................................   25.96    24.30      28.05    26.70       0.509375
         Fourth quarter.......................................   25.37    24.29      29.20    26.75       0.509375
                                                                                                        ----------
                                                                                                        $ 2.037500
                                                                                                        ==========



FOR INFORMATION CONCERNING FIRST BANKS, PLEASE CONTACT:
------------------------------------------------------

Terrance M. McCarthy                      Steven F. Schepman                         Lisa K. Vansickle
President and                             Executive Vice President and               Senior Vice President
   Chief Executive Officer                   Director of Corporate Development          and Chief Financial Officer
600 James S. McDonnell Blvd.                 and Business Segments                   600 James S. McDonnell Blvd.
Mail Code - M1-199-071                    600 James S. McDonnell Blvd.               Mail Code - M1-199-014
Hazelwood, Missouri 63042                 Mail Code - M1-199-071                     Hazelwood, Missouri 63042
Telephone - (314) 592-5000                Hazelwood, Missouri 63042                  Telephone - (314) 592-5000
www.firstbanks.com                        Telephone - (314) 592-5000                 www.firstbanks.com
------------------                        www.firstbanks.com                         ------------------
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

Date:    March 26, 2008

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

         Signatures                                           Title                            Date
-------------------------------------------------------------------------------------------------------------------

   /s/ James F. Dierberg                                     Director                     March 26, 2008
   -----------------------------------------
       James F. Dierberg

   /s/ Terrance M. McCarthy                                  Director                     March 26, 2008
   -----------------------------------------
       Terrance M. McCarthy

   /s/ Steven F. Schepman                                    Director                     March 26, 2008
   -----------------------------------------
       Steven F. Schepman

   /s/ Gordon A. Gundaker                                    Director                     March 26, 2008
   -----------------------------------------
       Gordon A. Gundaker

   /s/ David L. Steward                                      Director                     March 26, 2008
   -----------------------------------------
       David L. Steward

   /s/ Douglas H. Yaeger                                     Director                     March 26, 2008
   -----------------------------------------
       Douglas H. Yaeger


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

    4.5 Indenture between First Banks, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

    4.6 Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

    4.7 Guarantee Agreement by and between First Banks, Inc. and U.S. Bank National Association, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

    4.8 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust and SunTrust Capital Markets, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.9 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

    4.9 Junior Subordinated Debenture of First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.10 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

    4.10 Capital Securities Subscription Agreement by and among First Bank Statutory Trust, First Banks, Inc. and STI Investment Management, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

    4.11 Common Securities Subscription Agreement by and between First Bank Statutory Trust and First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

    4.12 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

    4.13 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.14 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M.
          McCarthy and Lisa K. Vansickle, as Administrators, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.15 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.16  Placement  Agreement  by and  among  First  Banks,  Inc.,  First  Bank
          Statutory Trust II and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of September 10, 2004 (incorporated herein by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.17 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.18 Capital Securities Subscription Agreement by and among First Bank Statutory Trust II, First Banks, Inc. and First Tennessee Bank National Association, dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.19 Capital Securities Subscription Agreement by and between First Bank Statutory Trust II, First Banks, Inc. and Preferred Term Securities XV, Ltd., dated as of September 20, 2004 (incorporated herein by reference to Exhibit 4.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.20 Capital Securities Certificate P-1 of First Bank Statutory Trust II, dated September 20, 2004 (incorporated herein by reference to Exhibit
          4.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.21 Capital Securities Certificate P-2 of First Bank Statutory Trust II, dated September 20, 2004 (incorporated herein by reference to Exhibit
          4.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

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

    4.27 Capital Securities Subscription Agreement by and among First Bank Statutory Trust III, First Banks, Inc. and First Tennessee Bank National Association, dated as of November 23, 2004 (incorporated herein by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.28 Capital Securities Certificate P-1 of First Bank Statutory Trust III, dated November 23, 2004 (incorporated herein by reference to Exhibit
          4.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

    4.29 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.30 Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.31 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.32  Placement  Agreement  by and  among  First  Banks,  Inc.,  First  Bank
          Statutory Trust IV and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of February 16, 2006 (incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.33 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.34 Capital Securities Subscription Agreement by and among First Bank Statutory Trust IV, First Banks, Inc. and First Tennessee Bank National Association, dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.35  Capital  Securities  Subscription  Agreement  by and among  First Bank
          Statutory Trust IV, First Banks, Inc. and Preferred Term Securities XXI, Ltd., dated as of March 1, 2006 (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.36 Capital Securities Certificate P-1 of First Bank Statutory Trust IV, dated March 1, 2006 (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.37 Capital Securities Certificate P-2 of First Bank Statutory Trust IV, dated March 1, 2006 (incorporated herein by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

    4.38 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.39 Amended and Restated Declaration of Trust of First Bank Statutory Trust V by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.40 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.41  Placement  Agreement  by and  among  First  Banks,  Inc.,  First  Bank
          Statutory Trust V and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of April 27, 2006 (incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.42 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.43 Capital Securities Subscription Agreement by and among First Bank Statutory Trust V, First Banks, Inc. and First Tennessee Bank National Association, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.44 Capital Securities Certificate P-1 of First Bank Statutory Trust V, dated as of April 28, 2006 (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.45 Indenture between First Banks, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.46 Amended and Restated Declaration of Trust of First Bank Statutory Trust VI by and among Wells Fargo Delaware Trust Company, as Delaware Trustee, Wells Fargo Bank, National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake and Lisa K. Vansickle, as Administrators, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.47 Guarantee Agreement by and between First Banks, Inc. and Wells Fargo Bank, National Association, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.48 Purchase Agreement among First Bank Statutory Trust VI, Issuer, First Banks, Inc., Sponsor, and Bear, Stearns & Co. Inc., Initial Purchaser, dated as of June 14, 2006 (incorporated herein by reference to Exhibit
          4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.49 Junior Subordinated Debt Security due 2036 of First Banks, Inc., dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.50 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust VI, dated as of June 16, 2006 (incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.51 Capital Securities Certificate P-001 of First Bank Statutory Trust VI, dated as of June 16, 2006 (incorporated herein by reference to Exhibit
          4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

    4.52 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of December 14, 2006 (incorporated herein by reference to Exhibit 4.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.53 Amended and Restated Declaration of Trust of First Bank Statutory Trust VII by and among Wilmington Trust Company, as Delaware Trustee and the Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of December 14, 2006 (incorporated herein by reference to Exhibit 4.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.54 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of December 14, 2006 (incorporated herein by reference to Exhibit 4.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.55  Placement  Agreement  by and  among  First  Banks,  Inc.,  First  Bank
          Statutory Trust VII and FTN Financial Capital Markets and Keefe, Bruyette & Woods, as Placement Agents, dated as of December 6, 2006 (incorporated herein by reference to Exhibit 4.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.56 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of December 14, 2006 (incorporated herein by reference to Exhibit 4.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.57 Capital Securities Subscription Agreement by and among First Bank Statutory Trust VII, First Banks, Inc. and First Tennessee Bank National Association, dated as of December 14, 2006 (incorporated herein by reference to Exhibit 4.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.58 Capital Securities Subscription Agreement by and among First Bank Statutory Trust VII, First Banks, Inc. and Preferred Term Securities XXIV, Ltd., dated as of December 14, 2006 (incorporated herein by reference to Exhibit 4.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.59 Capital Securities Certificate P-1 of First Bank Statutory Trust VII, dated as of December 14, 2006 (incorporated herein by reference to Exhibit 4.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.60 Capital Securities Certificate P-2 of First Bank Statutory Trust VII, dated as of December 14, 2006 (incorporated herein by reference to Exhibit 4.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

    4.61 Junior Subordinated Indenture between First Banks, Inc. and Wilmington Trust Company, as Trustee, dated as of February 23, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

    4.62 Amended and Restated Trust Agreement of First Bank Statutory Trust VIII among First Banks, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, and Terrance M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrative Trustees, dated as of February 23, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

    4.63 Guarantee Agreement of First Bank Statutory Trust VIII between First Banks, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of February 23, 2007 (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

    4.64 Purchase Agreement among First Banks, Inc., First Bank Statutory Trust VIII and TWE, Ltd., and Credit Suisse, acting through its Cayman
          Islands branch, as Purchasers, dated as of February 23, 2007 (incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

    4.65 Floating Rate Junior Subordinated Note due 2037 of First Banks, Inc., dated as of February 23, 2007 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

    4.66 Junior Subordinated Note Subscription Agreement between First Banks, Inc. and First Bank Statutory Trust VIII, dated as of February 23, 2007 (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

    4.67 Preferred Securities Certificate P-1 of First Bank Statutory Trust VIII, dated as of February 23, 2007 (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

    4.68 Indenture between First Banks, Inc., as Issuer, and LaSalle Bank National Association, as Trustee, dated as of August 31, 2007
          (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          2007).

    4.69 Amended and Restated Declaration of Trust of First Bank Statutory Trust X by and among LaSalle Bank National Trust Delaware, as Delaware Trustee, LaSalle Bank National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Peter D. Wimmer and Lisa K.
          Vansickle, as Administrators, dated as of August 31, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          2007).

    4.70 Guarantee Agreement by and between First Banks, Inc. and LaSalle Bank National Association, dated as of August 31, 2007 (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.71 Placement Agreement by and among First Bank Statutory Trust X, as Issuer, First Banks, Inc., as Sponsor, and Cohen & Company, as Placement Agent, dated as of August 29, 2007 (incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.72 Junior Subordinated Debt Security due 2037 of First Banks, Inc., dated as of August 31, 2007 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.73 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust X, dated as of August 31, 2007
          (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          2007).

    4.74 Capital Securities Certificate P-001 of First Bank Statutory Trust X, dated as of August 31, 2007 (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.75 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of September 20, 2007 (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.76 Amended and Restated Declaration of Trust of First Bank Statutory Trust IX by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance
          M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of September 20, 2007 (incorporated herein by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.77 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of September 20, 2007 (incorporated herein by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.78  Placement  Agreement  by and  among  First  Banks,  Inc.,  First  Bank
          Statutory Trust IX and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, dated as of September 13, 2007 (incorporated herein by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.79 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of September 20, 2007 (incorporated herein by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.80  Capital  Securities  Subscription  Agreement  by and among  First Bank
          Statutory Trust IX, First Banks, Inc. and Preferred Term Securities XXVII, Ltd., dated as of September 20, 2007 (incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.81 Capital Securities Subscription Agreement by and among First Bank Statutory Trust IX, First Banks, Inc. and First Tennessee Bank National Association, dated as of September 20, 2007 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.82 Capital Securities Certificate P-1 of First Bank Statutory Trust IX, dated as of September 20, 2007 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.83 Capital Securities Certificate P-2 of First Bank Statutory Trust IX, dated as of September 20, 2007 (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.84 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of September 28, 2007 (incorporated herein by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.85 Amended and Restated Declaration of Trust of First Bank Statutory Trust XI by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, First Banks, Inc., as Sponsor, and Terrance
          M. McCarthy, Peter D. Wimmer and Lisa K. Vansickle, as Administrators, dated as of September 28, 2007 (incorporated herein by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.86 Guarantee Agreement by and between First Banks, Inc. and Wilmington Trust Company, dated as of September 28, 2007 (incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.87  Placement  Agreement  by and  among  First  Banks,  Inc.,  First  Bank
          Statutory Trust XI and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, dated as of September 27, 2007 (incorporated herein by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.88 Floating Rate Junior Subordinated Deferrable Interest Debenture of First Banks, Inc., dated as of September 28, 2007 (incorporated herein by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.89 Capital Securities Subscription Agreement by and among First Bank Statutory Trust XI, First Banks, Inc. and First Tennessee Bank National Association, dated as of September 28, 2007 (incorporated herein by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

    4.90 Capital Securities Certificate P-1 of First Bank Statutory Trust XI, dated as of September 28, 2007 (incorporated herein by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

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

   10.11 Secured Credit Agreement ($125.0 million Revolving Credit Facility, including $10.0 million Swingline Sub-Facility and $5.0 million Letter of Credit Sub-Facility), dated as of August 8, 2007, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

   10.12 First Amendment to the Secured Credit Agreement, dated as of February 12, 2008, by and among First Banks, Inc. and Wells Fargo Bank,
          National Association, as Agent, and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A. and Fifth Third Bank (Chicago) (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2008).

   10.13 Second Amendment to the Secured Credit Agreement, dated as of February 12, 2008, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 19, 2008).

    14.1  Code  of  Ethics  for  Principal   Executive   Officer  and  Financial
          Professionals, as amended - filed herewith.

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