Form 10-K/A
period 2007-12-31
FIRST BANKS, INC
filed 2008-07-30
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                                 FIRST BANKS, INC.

                                 AMENDMENT NO. 1 TO 2007 ANNUAL REPORT ON FORM 10-K

                                                 TABLE OF CONTENTS
                                                                                                            Page
                                                                                                            ----
     Explanatory Note - 2007 Restatement...............................................................       i

                                                      Part I
     Item 1.    Business...............................................................................       1

                                                      Part II
     Item 6.    Selected Financial Data................................................................      16
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................................      17
     Item 8.    Financial Statements and Supplementary Data............................................      53
     Item 9A.   Controls and Procedures................................................................      53

                                                      Part III
     Item 12.   Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters....................................................      65

                                                      Part IV
     Item 15.   Exhibits, Financial Statement Schedules................................................      68

     Signatures........................................................................................     121

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as: "will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio, including our real estate concentration, without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include: our ability to consummate pending acquisitions; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. Refer to further discussion under "Business --Item 1A Risk Factors" for factors that may impact these forward-looking statements. We do not have a duty to and will not update these forward-looking statements. Readers of this Amendment No. 1 Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

                      EXPLANATORY NOTE - 2007 RESTATEMENT

This Amendment No. 1 to Form 10-K (Amendment No. 1) is being filed by First Banks, Inc. (the Company) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (SEC) on March 26, 2008 (the Initial Form 10-K). For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 6, 7, 8, 9A and 12 of our Initial Form 10-K have been amended and restated in their entirety. In addition, Item 15 is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act. Other than the Items outlined above, there are no changes to the Initial Form 10-K. Except as otherwise specifically noted, all information contained herein is as of December 31, 2007 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-K filed on March 26, 2008. We have not amended, and do not intend to amend, any of our other previously filed reports for the periods affected by the restatement. Our previously issued consolidated financial statements included in those reports should no longer be relied upon.

This Amendment No. 1 is required due to errors in the Initial Form 10-K related to the identification of certain fraudulent transactions in our mortgage banking division that were improperly recorded in our consolidated financial statements (the Transactions) due to the circumvention of established internal controls. The Audit Committee of our Board of Directors (the Audit Committee), with the assistance of legal counsel and other third parties, commissioned an investigation into the circumstances and possible irregularities that led to the improper recording of the Transactions in our consolidated financial statements. The investigation was completed on July 29, 2008.

In addition to the Transactions, we have elected to restate our consolidated financial statements for other matters that were previously determined to be immaterial to the consolidated financial statements taken as a whole.

This Amendment No. 1 restates our consolidated financial statements and other financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, our financial information as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 and each of the quarters in 2007 and 2006, which supersede our previously issued consolidated financial statements and other financial information for those periods. For additional information regarding the restatement, see Note 1 to our consolidated financial statements appearing elsewhere in this report.

The impact of this restatement on our net income is summarized in the following table:

                                       As             Effect of Restatement
               Year Ended          Previously              Decrease in               As
              December 31,          Reported               Net Income             Restated
              ------------          --------               ----------             --------
                                               (dollars expressed in thousands)

                  2003             $  62,811                  (447)                62,364
                  2004                82,908                  (421)                82,487
                  2005                96,906                (1,597)                95,309
                  2006               111,694                (4,877)               106,817
                  2007                57,234                (7,774)                49,460

The restatement also had the effect of reducing our retained earnings as of December 31, 2002 by approximately $12.6 million.

This Amendment No. 1 includes changes in "Item 9A - Controls and Procedures" and reflects management's restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. This restatement of management's assessment regarding disclosure controls and procedures results from material weaknesses in our internal control over financial reporting relating to the Transactions. Specifically, we did not maintain sufficient anti-fraud controls for the mortgage banking division which allowed the former President of our mortgage banking division to intentionally effect certain transactions and journal entries to omit a repurchase agreement obligation, including the related interest expense thereon, and overstate mortgage banking revenues. These material weaknesses resulted in material misstatements requiring the restatement of our previously issued consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006, and 2005, our financial information as of and for the years ended December 31, 2004 and 2003 and the interim consolidated financial information for each of the quarterly periods in 2006 and 2007.

We are in the process of implementing several changes in our internal controls as of the date of this report to address the material weaknesses. However, we believe that additional time and testing are necessary before concluding that the material weaknesses have been remediated. There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See "Item 9A - Controls and Procedures."

                                     PART I

Item 1.  Business

General. We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, and SFC's majority-owned subsidiary bank, First Bank, both headquartered in St.
Louis, Missouri. In conjunction with the acquisition of Coast Financial Holdings, Inc., or CFHI, on November 30, 2007, First Bank issued one million shares of Class B non-voting common stock to CFHI, and thus, First Bank became 96.82% owned by SFC and 3.18% owned by CFHI. First Bank operates through its subsidiaries, as listed below, and its branch banking offices. First Bank's subsidiaries are wholly owned, except for SBLS LLC, which was 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. as of December 31, 2007.

     >>   First Bank Business Capital, Inc.;
     >>   Missouri Valley Partners, Inc., or MVP;
     >>   Adrian N. Baker & Company, or Adrian Baker;
     >>   Universal  Premium   Acceptance   Corporation  and  its  wholly  owned
          subsidiary, UPAC of California, Inc., or collectively, UPAC; and
     >>   Small Business Loan Source LLC, or SBLS LLC.

First Bank currently operates 217 branch offices in California, Florida, Illinois, Missouri and Texas, with 253 automated teller machines, or ATMs, across the five states. Over the last ten years, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. At December 31, 2007, we had assets of $10.90 billion, loans, net of unearned discount, of $8.89 billion, deposits of $9.15 billion and stockholders' equity of $842.1 million.

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

For the years ended December 31, 2007, 2006 and 2005, net income was $49.5 million, $106.8 million and $95.3 million, respectively. Additional information pertaining to our business and results of operations is included in the information set forth in pages 17 through 52 of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in page 112 of "Note 20 to our consolidated financial statements," and is incorporated herein by reference. Although we may encounter certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with certain acquisitions. Accordingly, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for further growth through acquisitions and expansionary de novo branch activities.

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

Lending Activities. As further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations --Loans and Allowance for Loan Losses," our business development efforts are primarily focused on the origination of the following general loan types: commercial, financial and agricultural loans; real estate construction and land development loans; commercial real estate mortgage loans; and to a lesser extent, residential real estate mortgage loans. Our lending strategy emphasizes quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, most loans to borrowing entities other than individuals require the guarantee of the parent company or entity sponsor, or in the case of smaller entities, the personal guarantees of the principals. Our enhanced business development resources continue to assist in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management members of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in the portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans that were acquired in certain acquisitions through payments, refinancing with other financial institutions, charge-offs and, in certain instances, sales of loans. As the acquired loan portfolios decrease, we attempt to replenish them with higher yielding loans that are internally generated by our business development function. With our acquisitions, we have expanded our business development function into the newly acquired market areas. We also continued to grow through internal growth. Consequently, in spite of relatively large reductions in certain acquired portfolios, our aggregate loan portfolio, net of unearned discount, has increased 63.6% from $5.43 billion at December 31, 2002, to $8.89 billion at December 31, 2007.

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $103.0 million at December 31, 2007, unless prior permission of the regulatory authorities is obtained.

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



                                     PART II

Item 6.   Selected Financial Data

The selected consolidated financial data set forth below are derived from our consolidated financial statements. This information is qualified by reference to our consolidated financial statements appearing elsewhere in this report. This information should be read in conjunction with such consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain selected consolidated financial data has been restated to reflect adjustments described in Note 1 to our consolidated financial statements included in Item 15 of this Amendment No. 1.


                                                                  As of or For the Year Ended December 31, (1)
                                                       ------------------------------------------------------------------
                                                              2007        2006        2005        2004        2003
                                                           (Restated)  (Restated)  (Restated)  (Restated)  (Restated)
                                                            --------    --------    --------    --------    --------
                                                        (dollars expressed in thousands, except share and per share data)

Income Statement Data:
    Interest income....................................  $   697,556     642,435     490,844     394,782     391,153
    Interest expense...................................      316,722     265,089     169,439      93,466     106,282
                                                         -----------  ----------  ----------  ----------  ----------
      Net interest income..............................      380,834     377,346     321,405     301,316     284,871
    Provision for loan losses..........................       65,056      12,000      (4,000)     25,750      49,000
                                                         -----------  ----------  ----------  ----------  ----------
      Net interest income after provision for
        loan losses....................................      315,778     365,346     325,405     275,566     235,871
    Noninterest income.................................       83,187     108,321      94,316      85,203      88,515
    Noninterest expense................................      344,352     315,565     274,235     233,218     226,880
                                                         -----------  ----------  ----------  ----------  ----------
      Income before provision for income taxes
        and minority interest in income (loss)
        of subsidiary..................................       54,613     158,102     145,486     127,551      97,506
    Provision for income taxes.........................        5,075      51,872      51,464      45,064      35,142
                                                         -----------  ----------  ----------  ----------  ----------
      Income before minority interest in income
        (loss) of subsidiary...........................       49,538     106,230      94,022      82,487      62,364
    Minority interest in income (loss) of subsidiary...           78        (587)     (1,287)         --          --
                                                         -----------  ----------  ----------  ----------  ----------
      Net income.......................................  $    49,460     106,817      95,309      82,487      62,364
                                                         ===========  ==========  ==========  ==========  ==========

Dividends:
    Preferred stock....................................  $       786         786         786         786         786
    Common stock.......................................           --          --          --          --          --
    Ratio of total dividends declared to net income....         1.59%       0.74%       0.82%       0.95%       1.26%

Per Share Data:
    Earnings per common share:
      Basic............................................  $  2,057.14    4,481.23    3,994.88    3,453.01    2,602.48
      Diluted..........................................     2,055.42    4,426.83    3,939.79    3,402.23    2,568.26
    Weighted average shares of common stock
      outstanding......................................       23,661      23,661      23,661      23,661      23,661

Balance Sheet Data:
    Investment securities..............................  $ 1,019,271   1,464,946   1,340,783   1,813,349   1,049,714
    Loans, net of unearned discount....................    8,886,184   7,671,768   7,025,587   6,141,688   5,328,075
    Total assets.......................................   10,902,470  10,162,803   9,173,678   8,735,130   7,106,940
    Total deposits.....................................    9,149,193   8,443,086   7,541,831   7,151,970   5,961,615
    Other borrowings...................................      409,616     398,639     558,184     611,401     287,909
    Notes payable......................................       39,000      65,000     100,000      15,000      17,000
    Subordinated debentures............................      353,752     297,369     212,345     269,440     206,985
    Common stockholders' equity........................      829,014     769,707     653,087     576,639     523,733
    Total stockholders' equity.........................      842,077     782,770     666,150     589,702     536,796

Earnings Ratios:
    Return on average assets...........................         0.48%       1.11%       1.08%       1.09%       0.87%
    Return on average stockholders' equity.............         6.11       15.04       15.28       14.75       11.92
    Net interest margin (2)............................         4.04        4.28        3.96        4.38        4.41
    Efficiency ratio (3)...............................        74.21       64.98       65.97       60.34       60.76
    Tangible efficiency ratio (3)......................        71.53       63.29       64.80       59.58       60.09

Asset Quality Ratios:
    Allowance for loan losses to loans.................         1.89%       1.90        1.93        2.45        2.19
    Nonperforming loans to loans (4)...................         2.28        0.64        1.38        1.40        1.41
    Allowance for loan losses to nonperforming
        loans (4)......................................        83.27      299.05      139.23      175.65      154.52
    Nonperforming assets to loans and other
        real estate (5)................................         2.40        0.72        1.41        1.46        1.62
    Net loan charge-offs to average loans..............         0.70        0.09        0.21        0.45        0.61

Capital Ratios:
    Average total stockholders' equity to average
        total assets...................................         7.83        7.39        7.08        7.41        7.28
    Total risk-based capital ratio.....................         9.84       10.04        9.97       10.45       10.06
    Leverage ratio.....................................         7.99        7.89        7.98        7.70        7.37

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

The Audit Committee, with the assistance of legal counsel and other third parties, commissioned an investigation into the circumstances and possible irregularities that led to the improper recording of the Transactions in our consolidated financial statements, as previously described in the "Explanatory Note - 2007 Restatement" appearing elsewhere in this report. The investigation was completed on July 29, 2008. On May 16, 2008, management and the Audit Committee determined that we must restate our previously issued consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, and restate certain financial information as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 and each of the quarters in 2007 and 2006, and that our previously issued consolidated financial statements should no longer be relied upon.

Accordingly, we have restated our previously issued consolidated financial statements and financial information presented in this Amendment No. 1 for those periods. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The discussion of financial information related to fiscal years prior to 2007 has been restated as set forth in this Amendment No. 1 as more fully described in
Note 1 to our consolidated financial statements. Restated amounts in the tables have been identified as "restated" throughout this Amendment No. 1.

RESULTS OF OPERATIONS

Overview

Net income was $49.5 million, $106.8 million and $95.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our return on average assets and our return on average stockholders' equity were 0.48% and 6.11%, respectively, for the year ended December 31, 2007, compared to 1.11% and 15.04%, respectively, for 2006, and 1.08% and 15.28%, respectively, for 2005. Our earnings levels reflect the following:

     >> a provision for loan losses of $65.1 million for the year ended December 31, 2007, compared to $12.0 million in 2006 and a negative provision for loan losses of $4.0 million in 2005;

     >> net interest income of $380.8 million for the year ended December 31, 2007, compared to $377.3 million in 2006 and $321.4 million in 2005, which contributed to a decline in our net interest margin to 4.04% for the year ended December 31, 2007, compared to 4.28% in 2006 and 3.96% in 2005;

     >> a loss on loans sold and held for sale of $4.6 million for the year ended December 31, 2007, compared to gains of $21.4 million in 2006 and $19.0 million in 2005;

     >> noninterest expense of $344.4 million for the year ended December 31, 2007, compared to $315.6 million in 2006 and $274.2 million in 2005; and

     >> a provision for income taxes of $5.1 million for the year ended December 31, 2007, compared to $51.9 million in 2006 and $51.5 million in 2005.

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

The decrease in gain on loans sold and held for sale in 2007 primarily resulted from a decrease in the volume of loans originated and sold in addition to losses of $11.4 million in 2007 related to repurchase obligations on mortgage loans sold with recourse. The decrease in volume is primarily attributable to the discontinuation of the origination and subsequent sale of sub-prime loans in February of 2007, as well as overall market disruption, as further discussed under "--Noninterest Income."

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

Our earnings in 2006 were driven by a 17.4% increase in net interest income and a 14.8% increase in noninterest income. Our average interest-earning assets increased 8.7% and, coupled with higher prevailing interest rates, contributed to a $55.9 million increase in net interest income and improvement in our net interest margin, which increased 32 basis points to 4.28% for 2006, from 3.96% for 2005. Noninterest income increased to $108.3 million in 2006, from $94.3 million in 2005. The increases in net interest income and noninterest income were partially offset by an increase in our provision for loan losses and higher levels of noninterest expense. Noninterest expense increased 15.1% to $315.6 million in 2006, from $274.2 million in 2005. The increased expenses are commensurate with significant expansion of our branch office network and employee base in several key markets resulting from our acquisitions of other financial institutions in 2005 and 2006, and the acquisition of an insurance premium financing company and an insurance brokerage agency in 2006. Our aggressive and diligent efforts to improve asset quality resulted in a 44.4% reduction in nonperforming assets during 2006.

Financial Condition and Average Balances

Our average total assets were $10.34 billion for the year ended December 31, 2007, compared to $9.61 billion and $8.81 billion for the years ended December 31, 2006 and 2005, respectively, reflecting increases of $727.8 million and $797.7 million, respectively. Our total assets increased to $10.90 billion at December 31, 2007, compared to $10.16 billion and $9.17 billion at December 31, 2006 and 2005, respectively, representing increases of $739.7 million and $989.1 million, respectively. We attribute the increase in our total assets in 2007 and 2006 to a combination of organic growth and growth through acquisitions in our target markets completed during the past three years, including our acquisition of CFHI in late 2007 which expanded our banking franchise to the Florida market, and the acquisition of two financial service companies, an insurance premium financing company and an insurance brokerage company, thereby providing our business with new opportunities, and expanding the broad array of products and services available to our customers. Our acquisitions completed in 2005, 2006 and 2007 provided total assets at the time of the transactions of $280.3 million, $794.3 million and $867.3 million, in aggregate, respectively, as well as the related intangible assets associated with these transactions.

Our interest-earning assets averaged $9.47 billion for the year ended December 31, 2007, compared to $8.86 billion and $8.15 billion for the years ended December 31, 2006 and 2005, respectively, while our interest-bearing liabilities averaged $8.18 billion for the year ended December 31, 2007, compared to $7.52 billion and $6.83 billion for the years ended December 31, 2006 and 2005, respectively. Funds available from increased average deposits of $648.8 million were primarily used to fund an increase in average loans of $597.5 million in 2007. During 2006, we used funds from the growth of average deposits of $809.9 million and maturities of investment securities to fund internal loan growth and to reinvest in higher-yielding investment securities in 2006. Our average other borrowings declined $12.8 million and $187.3 million during 2007 and 2006, respectively, as a result of a net reduction of certain term repurchase agreements utilized in conjunction with our interest rate risk management program, as further described below. We issued additional subordinated debentures in 2006 and 2007, as further described below, which we primarily used to fund our bank acquisitions and to refinance existing, higher-cost subordinated debentures in December 2006 and April 2007 on their optional call dates, as further described below.

Average loans, net of unearned discount, were $8.07 billion, $7.47 billion and $6.44 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Our acquisitions completed during 2006 and 2007 provided total loans, net of unearned discount, of $545.1 million and $693.5 million, respectively. Funds available from deposit growth were used to fund loan growth. Internal loan growth of $695.1 million for 2007 was partially offset by the securitization and subsequent sale of certain residential mortgage loans held in portfolio, and the sale and/or payoff of certain nonperforming and other loans in our residential mortgage loan and commercial real estate loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses." Internal loan growth of $584.7 million for 2006 reflects management's business strategy decision to retain certain mortgage loan production in our residential real estate mortgage portfolio during the first half of 2006, partially offset by the securitization of certain residential mortgage loans in early 2006 which shifted these assets to available-for-sale investment securities, the sale of certain residential mortgage loans and certain nonperforming and other loans in our commercial and commercial real estate loan portfolios, and the payoff of two significant nonperforming loans, totaling $27.3 million in aggregate, that were included in our held for sale portfolio, as further discussed under "--Loans and Allowance for Loan Losses." The increase in average loans for 2007 compared to 2006 primarily reflects: an increase in average commercial, financial and agricultural loans of $329.7 million; an increase in average real estate construction and development loans of $211.0 million; and an increase in average real estate mortgage loans of $152.2 million; partially offset by a decrease in average loans held for sale of $112.4 million. The increase in average loans for 2006 compared to 2005 primarily reflects: an increase in average commercial, financial and agricultural loans of $215.2 million; an increase in average real estate construction and development loans of $367.2 million; an increase in average real estate mortgage loans of $374.2 million; and an increase in average loans held for sale of $83.6 million.

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

Other borrowings averaged $389.4 million, $402.2 million and $589.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in the average balances for 2007 reflects the termination of a $100.0 million term repurchase agreement in August 2007 that was entered into in July 2006, partially offset by an increase in daily repurchase agreements, primarily in connection with cash management activities of our commercial deposit customers. The decrease in the average balances for 2006 reflects the termination of $150.0 million and $50.0 million of term repurchase agreements in the first and second quarters of 2006, respectively, partially offset by a $100.0 million term repurchase agreement entered into in July 2006, and the termination of a $50.0 million term repurchase agreement in late 2005, as further described in Note 5 and Note 10 to our consolidated financial statements. We also attribute the decrease to the prepayment of $35.3 million of FHLB advances that were assumed with certain bank acquisitions, and a decrease in daily repurchase agreements.

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

Stockholders' equity averaged $809.8 million, $710.2 million and $623.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase for 2007 reflects: net income of $49.5 million; a $2.5 million cumulative effect of a change in accounting principle recorded in conjunction with our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes, or FIN 48, as further discussed in Note 1 and Note 13 to our consolidated financial statements; and an increase of $8.2 million in accumulated other comprehensive income, which was primarily comprised of a $9.1 million increase associated with the change in the fair value of our derivative financial instruments, partially offset by a $1.0 million decrease associated with the change in our unrealized gains and losses on available-for-sale investment securities; and dividends paid on our Class A and Class B preferred stock. The increase for 2006 reflects: net income of $106.8 million; a $6.8 million increase in accumulated other comprehensive income, which was comprised of $4.9 million associated with the change in our unrealized gains and losses on available-for-sale investment securities and $1.9 million associated with the change in the fair value of our derivative financial instruments; partially offset by dividends paid on our Class A and Class B preferred stock.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2007, 2006 and 2005.

                                                                      Years Ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                                2007                            2006                            2005
                                             (Restated)                      (Restated)                      (Restated)
                                   ------------------------------  ------------------------------  ------------------------------
                                                 Interest                        Interest                        Interest
                                     Average     Income/  Yield/     Average     Income/  Yield/     Average     Income/  Yield/
                                     Balance     Expense   Rate      Balance     Expense   Rate      Balance     Expense   Rate
                                     -------     -------   ----      -------     -------   ----      -------     -------   ----
                                                                  (dollars expressed in thousands)

                   ASSETS
                   ------

Interest-earning assets:
  Loans: (1)(2)(3)
    Taxable......................  $ 8,039,922   625,947   7.79%    $7,451,016   576,579   7.74%    $6,422,341   420,265   6.54%
    Tax-exempt (4)...............       29,681     2,340   7.88         21,073     1,623   7.70         14,629     1,129   7.72
  Investment securities:
    Taxable......................    1,233,415    61,785   5.01      1,220,785    57,017   4.67      1,599,161    65,895   4.12
    Tax-exempt (4)...............       39,707     2,468   6.22         47,946     2,885   6.02         45,626     2,675   5.86
  Short-term investments.........      130,283     6,699   5.14        116,630     5,909   5.07         70,251     2,211   3.15
                                   -----------   -------            ----------   -------            ----------   -------
      Total interest-earning
        assets...................    9,473,008   699,239   7.38      8,857,450   644,013   7.27      8,152,008   492,175   6.04
                                                 -------                         -------                         -------
Nonearning assets................      866,907                         754,678                         662,396
                                   -----------                      ----------                      ----------
      Total assets...............  $10,339,915                      $9,612,128                      $8,814,404
                                   ===========                      ==========                      ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand......  $   957,454     9,183   0.96%    $  962,956     8,147   0.85%    $  905,613     4,398   0.49%
    Savings and money market.....    2,613,745    79,804   3.05      2,152,419    53,297   2.48      2,135,156    29,592   1.39
    Time.........................    3,859,552   183,900   4.76      3,631,516   155,252   4.28      2,906,601    93,167   3.21
                                   -----------   -------            ----------   -------            ----------   -------
      Total interest-bearing
        deposits.................    7,430,751   272,887   3.67      6,746,891   216,696   3.21      5,947,370   127,157   2.14
  Other borrowings...............      389,428    16,298   4.19        402,233    17,511   4.35        589,563    18,676   3.17
  Notes payable (5)..............       34,932     2,426   6.94         88,843     5,530   6.22         36,849     2,305   6.26
  Subordinated debentures (3)....      320,840    25,111   7.83        281,500    25,352   9.01        259,214    21,301   8.22
                                   -----------   -------            ----------   -------            ----------   -------
      Total interest-bearing
        liabilities..............    8,175,951   316,722   3.87      7,519,467   265,089   3.53      6,832,996   169,439   2.48
                                                 -------                         -------                         -------
Noninterest-bearing liabilities:
  Demand deposits................    1,232,650                       1,267,681                       1,257,277
  Other liabilities..............      121,484                         114,735                         100,462
                                   -----------                      ----------                      ----------
      Total liabilities..........    9,530,085                       8,901,883                       8,190,735
Stockholders' equity.............      809,830                         710,245                         623,669
                                   -----------                      ----------                      ----------
      Total liabilities and
        stockholders' equity.....  $10,339,915                      $9,612,128                      $8,814,404
                                   ===========                      ==========                      ==========
Net interest income..............                382,517                         378,924                         322,736
                                                 =======                         =======                         =======
Interest rate spread.............                          3.51                            3.74                            3.56
Net interest margin (6)..........                          4.04%                           4.28%                           3.96%
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


                                                         Increase (Decrease) Attributable to Change in:
                                             ---------------------------------------------------------------------
                                                   2007 Compared to 2006               2006 Compared to 2005
                                                         (Restated)                          (Restated)
                                             ---------------------------------   ---------------------------------
                                                                        Net                                 Net
                                               Volume       Rate       Change      Volume       Rate       Change
                                               ------       ----       ------      ------       ----       ------
                                                                (dollars expressed in thousands)

Interest earned on:
    Loans: (1)(2)(3)
       Taxable.............................  $ 45,638       3,730      49,368      72,986      83,328      156,314
       Tax-exempt (4)......................       678          39         717         497          (3)         494
    Investment securities:
       Taxable.............................       593       4,175       4,768     (16,922)      8,044       (8,878)
       Tax-exempt (4)......................      (510)         93        (417)        137          73          210
    Short-term investments.................       707          83         790       1,923       1,775        3,698
                                             --------     -------     -------     -------     -------     --------
           Total interest income...........    47,106       8,120      55,226      58,621      93,217      151,838
                                             --------     -------     -------     -------     -------     --------
Interest paid on:
    Interest-bearing demand deposits.......       (46)      1,082       1,036         297       3,452        3,749
    Savings and money market deposits......    12,791      13,716      26,507         242      23,463       23,705
    Time deposits (3)......................    10,283      18,365      28,648      26,572      35,513       62,085
    Other borrowings.......................      (563)       (650)     (1,213)     (6,944)      5,779       (1,165)
    Notes payable (5)......................    (3,681)        577      (3,104)      3,240         (15)       3,225
    Subordinated debentures (3)............     3,305      (3,546)       (241)      1,913       2,138        4,051
                                             --------     -------     -------     -------     -------     --------
           Total interest expense..........    22,089      29,544      51,633      25,320      70,330       95,650
                                             --------     -------     -------     -------     -------     --------
           Net interest income.............  $ 25,017     (21,424)      3,593      33,301      22,887       56,188
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

Net Interest Income

The primary source of our income is net interest income. Net interest income, expressed on a tax-equivalent basis, was $382.5 million for the year ended December 31, 2007, compared to $378.9 million and $322.7 million for the years ended December 31, 2006 and 2005, respectively. Our net interest margin was 4.04% for the year ended December 31, 2007, compared to 4.28% and 3.96% for the years ended December 31, 2006 and 2005, respectively. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the decrease in net interest margin and net interest income in 2007 to a shift in our deposit mix that reflects increased higher-costing average time deposits and savings and money market accounts, in contrast to demand accounts, coupled with competitive pressures on the rates paid on our loan portfolio. The average rate paid on interest-bearing deposits increased 46 basis points to 3.67% for the year ended December 31, 2007, compared to 3.21% in 2006, while the average yield earned on our interest-earning assets increased 11 basis points to 7.38% for the year ended December 31, 2007, compared to 7.27% in 2006. The average rate paid on interest-bearing liabilities increased 34 basis points to 3.87% for the year ended December 31, 2007, compared to 3.53% in 2006. Our average interest-bearing assets increased $615.6 million, or 6.9% during 2007 to $9.47 billion, from $8.86 billion in 2006. The increase is primarily attributable to continued internal loan growth and interest-earning assets provided by our acquisitions completed in 2006 and 2007, which provided assets, in aggregate, of $867.3 million and $794.3 million, respectively. Our average interest-bearing deposits increased $683.9 million, or 10.1% during 2007 to $7.43 billion, from $6.75 billion in 2006. Our average interest-bearing liabilities increased $656.5 million, or 8.7% during 2007 to $8.18 billion, from $7.52 billion in 2006. In light of weakening economic conditions in our markets and expected continued future rate reductions by the Federal Reserve, we expect to experience continued downward pressure on our net interest margin and net interest income.

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

Derivative financial instruments that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates reduced our net interest income by $3.1 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively, whereas these derivative financial instruments contributed to an increase in our net interest income of $2.2 million for the year ended December 31, 2005. The earnings on our interest rate swap agreements reduced our net interest margin by approximately three and six basis points for 2007 and 2006, respectively, and increased our net interest margin by approximately three basis points for 2005. During the third quarter of 2006, we expanded our utilization of derivative financial instruments to reduce our exposure to falling interest rates, as further described in Note 5 to our consolidated financial statements. We have implemented various methods to reduce the effect of decreasing interest rates on our net interest income, including the funding of investment security purchases through the issuance of term repurchase agreements. Our interest rate swap agreements are anticipated to partially mitigate the impact of the Federal
Reserve interest rate cuts throughout the fourth quarter of 2007 and first quarter of 2008.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, was $628.3 million, $578.2 million and $421.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The yield on our loan portfolio was 7.79%, 7.74% and 6.55% for the years ended December 31, 2007, 2006 and 2005, respectively, reflecting increases of five basis points and 119 basis points during 2007 and 2006, respectively. The yield on our loan portfolio increased during 2007 primarily as a result of increases in the prime rate throughout the first half of 2006 from 7.25% to 8.25% and a decrease in the reduction of interest income associated with our interest rate swap agreements from $4.2 million in 2006 to $3.1 million in 2007, partially offset by competitive pressures on loan yields within our markets, an increase in the average amount of nonaccrual loans during 2007 as compared to 2006, and a decline in the prime rate from 8.25% to 7.25% from September 2007 through December 31, 2007.

The yield on our loan portfolio increased 119 basis points during 2006, reflecting increases in prevailing interest rates that began in mid-2004 and continued throughout 2005 and 2006 partially offset by a reduction of interest income associated with our interest rate swap agreements of $4.2 million in 2006 compared to an increase in interest income of $2.6 million in 2005. During 2006, the Federal Reserve increased the targeted federal funds rate, resulting in four increases in the prime rate of interest from 7.25% at December 31, 2005 to 8.25% at December 31, 2006, and during 2005, the Federal Reserve increased the targeted federal funds rate, resulting in eight increases in the prime rate of interest from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. These interest rates are reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which have matured or repriced during these periods. In addition, interest income on our loan portfolio for 2007 reflects the reversal of accrued interest of approximately $2.6 million upon placement of significant credits on nonaccrual status. Interest income on our loan portfolio for 2006 also includes a $2.0 million recovery of interest and fees from the payoff of a single nonaccrual loan, as further described under "--Loans and Allowance for Loan Losses."

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

Interest expense on our other borrowings was $16.3 million, $17.5 million and $18.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate weighted average rate paid on our other borrowings was 4.19% for the year ended December 31, 2007, compared to 4.35% and 3.17% for the years ended December 31, 2006 and 2005, respectively, reflecting the rise in short-term interest rates during these periods, partially offset by an increase in the capitalization of interest on certain construction projects. We capitalized interest of $1.8 million, $400,000 and $154,000 for the years ended December 31, 2007, 2006 and 2005, respectively, which decreased the weighted average rate paid on our other borrowings by 46 basis points, 10 basis points and two basis points for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in the aggregate weighted average rates paid on our other borrowings also reflect: (a) the termination of $50.0 million and $200.0 million of term repurchase agreements in 2005 and 2006, respectively, resulting in a prepayment penalty of $306,000 in 2006; (b) the modification of the pricing structure of a $100.0 million term repurchase agreement in August 2006; (c) the entrance into a $100.0 million term repurchase agreement during 2006 and the subsequent termination of this agreement in August 2007, resulting in a prepayment penalty of $330,000; and (d) the impact of the related spreads to the London Interbank Offered Rate, or LIBOR, as further described in Note 5 and Note 10 to our consolidated financial statements.

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

Interest expense on our subordinated debentures was $25.1 million, $25.4 million and $21.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate weighted average rate paid on our subordinated debentures was 7.83%, 9.01% and 8.22% for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate weighted average rates and the level of interest expense reflect: (a) the issuance of $77.3 million of variable rate subordinated debentures during 2007 through four newly formed statutory trusts, partially offset by the repayment of $25.8 million of variable rate subordinated debentures on April 22, 2007, as further described in Note 12 to our consolidated financial statements; (b) the issuance of $139.2 million of variable rate subordinated debentures during 2006 through four newly formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006; and (c) the repayment of $59.3 million of 10.24% fixed rate subordinated debentures in September 2005. The refinancing of the outstanding subordinated debentures that carried a higher fixed interest rate improved our net interest income and net interest margin. However, the earnings impact of our interest rate swap agreements had a negative impact on the reduction of interest expense associated with our subordinated debentures. These interest rate swap agreements, which reduced interest expense by $2.0 million during 2005, increased interest expense by $814,000 during 2006. These swap agreements, which were designated as fair value hedges, were terminated in May 2005 and February 2006, as further discussed under "--Interest Rate Risk Management" and in Note 5 to our consolidated financial statements.

Comparison of Results of Operations for 2007 and 2006

Net Income. Net income was $49.5 million for the year ended December 31, 2007, compared to $106.8 million for 2006. Our return on average assets and our return on average stockholders' equity were 0.48% and 6.11%, respectively, for the year ended December 31, 2007, compared to 1.11% and 15.04%, respectively, for 2006. The decrease in net income for 2007, as compared to 2006, reflects the following:

     >> a provision for loan losses of $65.1 million for the year ended December 31, 2007, compared to $12.0 million in 2006;

     >> net interest income of $380.8 million for the year ended December 31, 2007, compared to $377.3 million in 2006, which contributed to a decline in our net interest margin to 4.04% for the year ended December 31, 2007, compared to 4.28% in 2006;

     >> a loss on loans sold and held for sale of $4.6 million for the year ended December 31, 2007, compared to a gain of $21.4 million in 2006;

     >> noninterest expense of $344.4 million for the year ended December 31, 2007, compared to $315.6 million in 2006; and

     >> a provision for income taxes of $5.1 million for the year ended December 31, 2007, compared to $51.9 million in 2006.

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

The decrease in gain on loans sold and held for sale primarily resulted from a decrease in the volume of loans originated and sold in addition to losses of $11.4 million in 2007 related to repurchase obligations on mortgage loans sold with recourse. The decrease in volume is primarily attributable to the discontinuation of the origination and subsequent sale of sub-prime loans in February of 2007, as well as overall market disruption, as further discussed under "--Noninterest Income."

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

Provision for Loan Losses. We recorded a provision for loan losses of $65.1 million for the year ended December 31, 2007 compared to $12.0 million for the year ended December 31, 2006. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and a decline in asset quality related to our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios. Throughout 2007, we encountered considerable distress in our one-to-four family residential loan portfolio as a result of the unstable market conditions surrounding sub-prime loan products. We also saw declining market conditions in our land acquisition, development and construction loan portfolio, particularly in Northern California, resulting in increased developer inventories, slower lot and home sales, and declining market values, as well as further deterioration on certain residential development and construction portfolio credits that began in the latter part of 2006, as further discussed below. All of these factors led to increased risk in our loan portfolio thereby contributing to a significant increase in our provision for loan losses. We recorded a provision for loan losses of $44.6 million for the three months ended December 31, 2007 compared to $4.0 million for the comparable period in 2006. The increase in the three months ended December 31, 2007 was primarily driven by increased net loan charge-offs and rapidly declining market conditions in our one-to-four family residential mortgage and certain sectors of our land acquisition, development and construction loan portfolios, as discussed above.

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

Our net loan charge-offs increased to $56.8 million for the year ended December 31, 2007, compared to $6.8 million for the year ended December 31, 2006. Our net loan charge-offs for 2007 were 0.70% of average loans, compared to 0.09% in 2006. Loan charge-offs were $65.5 million for 2007, compared to $22.2 million in 2006, and loan recoveries were $8.7 million for 2007, compared to $15.4 million in 2006. Net loan charge-offs were $27.9 million for the three months ended December 31, 2007, compared to $7.6 million for the comparable period in 2006. Net loan charge-offs for the three months and year ended December 31, 2007 include approximately $16.1 million and $31.0 million of net charge-offs associated with our one-to-four family residential loan portfolio, respectively. Net loan charge-offs also include charge-offs of $7.6 million associated with the sale of certain commercial loans which resulted in sales proceeds of $33.5 million. Loan charge-offs for 2006 included approximately $3.3 million of loan charge-offs associated with two significant residential development project relationships that were placed on nonaccrual status during 2006, in addition to $2.3 million of charge-offs recorded in conjunction with the transfer of certain portfolio loans to our loans held for sale portfolio prior to their sale in December 2006. Loan recoveries for 2006 included $5.0 million recorded on the payoff of a single loan that was transferred to our held for sale portfolio on December 31, 2005.

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

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2007 and 2006:

                                                                             December 31,      Increase (Decrease)
                                                                        --------------------- ---------------------
                                                                           2007       2006      Amount        %
                                                                        (Restated) (Restated) (Restated) (Restated)
                                                                         --------   --------   --------   --------
                                                                              (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $  46,834     43,310      3,524      8.1%
    (Loss) gain on loans sold and held for sale......................      (4,583)    21,398    (25,981)  (121.4)
    Net loss on investment securities................................      (3,077)    (1,813)    (1,264)    69.7
    Bank-owned life insurance investment income......................       3,841      3,103        738     23.8
    Investment management income.....................................       7,111      8,412     (1,301)   (15.5)
    Insurance fee and commission income..............................       6,860      4,848      2,012     41.5
    Other............................................................      26,201     29,063     (2,862)    (9.8)
                                                                        ---------   --------    -------
       Total noninterest income......................................   $  83,187    108,321    (25,134)   (23.2)
                                                                        =========   ========    =======    =====
Noninterest expense:
    Salaries and employee benefits...................................   $ 171,018    162,523      8,495      5.2%
    Occupancy, net of rental income..................................      33,977     27,643      6,334     22.9
    Furniture and equipment..........................................      19,683     16,960      2,723     16.1
    Postage, printing and supplies...................................       6,747      6,721         26      0.4
    Information technology fees......................................      36,305     37,099       (794)    (2.1)
    Legal, examination and professional fees.........................       9,893      8,783      1,110     12.6
    Amortization of intangible assets................................      12,419      8,195      4,224     51.5
    Advertising and business development.............................       6,933      7,128       (195)    (2.7)
    Charitable contributions.........................................       5,942      6,462       (520)    (8.0)
    Other............................................................      41,435     34,051      7,384     21.7
                                                                        ---------   --------    -------
       Total noninterest expense.....................................   $ 344,352    315,565     28,787      9.1
                                                                        =========   ========    =======    =====

Noninterest Income. Noninterest income was $83.2 million for the year ended December 31, 2007, in comparison to $108.3 million for 2006. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income and other income.

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

We recorded a loss on loans sold and held for sale of $4.6 million for the year ended December 31, 2007 compared to a gain of $21.4 million for the year ended December 31, 2006. The loss in 2007 compared to the gain in 2006 is primarily attributable to the following:

     >> a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market. As further discussed under "--Loans and Allowance for Loan Losses" and "--Mortgage Banking Activities," we discontinued the origination and sale in the secondary market of sub-prime loans in February 2007, and as such, the discontinuation of these activities has reduced the amount of gains on loans sold and held for sale, in comparison to the level that we had historically generated through the origination and sale of these sub-prime loan products. Historically, approximately 40% of our origination and sale volume was related to sub-prime loan products;

     >> losses of $11.4 million in 2007 associated with repurchase obligations on mortgage loans sold with recourse. We were obligated to repurchase mortgage loans with a principal balance of approximately $31.4 million based on the terms of the underlying sales contracts. Our primary recourse risk, attributable to early payment default on sub-prime residential mortgage loan products that we previously sold in the secondary market, generally expires throughout the first quarter of 2008;

     >> a gain of $851,000 recorded on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans in April 2007, compared to net gains of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans during 2006 and a $3.7 million gain, before applicable income taxes, recorded on the sale of $32.6 million of commercial loans in December 2006, as further discussed under "--Loans and Allowance for Loan Losses" and "--Mortgage Banking Activities;" and

     >>   the  recognition  of  $2.1  million  of  income   generated  from  the
          securitization of $138.9 million in aggregate of residential mortgage loans in March and April 2006.

We recorded net losses on investment securities of $3.1 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. The net loss for 2007 primarily resulted from a net decline of $1.5 million in the fair value of securities held in our trading portfolio prior the liquidation of the trading portfolio in July 2007 in addition to other-than-temporary impairment recognized on an investment in the common stock of a financial institution of $1.4 million. The net loss for 2006 primarily resulted the sale of certain available-for-sale investment securities associated with the termination of $200.0 million, in aggregate, of term repurchase agreements, as further described in Note 3, Note 5 and Note 10 to our consolidated financial statements, partially offset by a gain of $389,000 on the redemption of common stock held as an available-for-sale investment security.

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

Noninterest Expense. Noninterest expense was $344.4 million for the year ended December 31, 2007, in comparison to $315.6 million for 2006. Our efficiency ratio was 74.21% for the year ended December 31, 2007, compared to 64.98% for 2006. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to the sum of net interest income and noninterest income. The increase in noninterest expense was primarily attributable to our 2006 and 2007 acquisitions, including salaries and employee benefits expense, occupancy and furniture and equipment expenses, as well as increases in amortization of intangible assets and other expense.

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

Salaries and employee benefits increased $8.5 million to $171.0 million for the year ended December 31, 2007, from $162.5 million in 2006. We attribute the overall increase to the following:

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

Occupancy, net of rental income, and furniture and equipment expense was $53.7 million and $44.6 million for the years ended December 31, 2007 and 2006, respectively. The increase reflects higher levels of expense resulting from our de novo activities and acquisitions in 2006 and 2007, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, increased expenses associated with the purchase and/or lease of properties that will be utilized for future branch office locations, and depreciation expense associated with acquisitions and capital expenditures.

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

Other expense was $41.4 million and $34.1 million for the years ended December 31, 2007 and 2006, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to:

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

Provision for Income Taxes. The provision for income taxes was $5.1 million for the year ended December 31, 2007, representing an effective income tax rate of 9.3%, in comparison to $51.9 million, representing an effective income tax rate of 32.8%, for the year ended December 31, 2006. The decrease in our provision for income taxes primarily reflects our decreased earnings, an increase in tax exempt income and a partial reduction of our deferred tax asset valuation allowance. In the fourth quarter of 2007, we reversed a portion of our deferred tax asset valuation allowance which had the effect of reducing the provision for income taxes by $10.7 million. This reversal was necessitated by a reduction in the allowance for loan losses allocated to certain loans acquired in 2004 as a result of final resolution of the loans through repayment, sale or other means. In 2006, we reversed a $2.9 million federal tax reserve and $1.9 million state tax reserve as they were no longer deemed necessary as a result of the resolution of a potential tax liability. In addition, we recorded net tax benefits of $1.9 million and $5.6 million relating to the utilization of certain federal and state tax credits for the years ended December 31, 2007 and 2006, respectively. Excluding these transactions, our effective income tax rate was 33.5% and 38.4% for the years ended December 31, 2007 and 2006, respectively, as further described in Note 13 to our consolidated financial statements.

Comparison of Results of Operations for 2006 and 2005

Net Income. Net income was $106.8 million for the year ended December 31, 2006, compared to $95.3 million for 2005. Our return on average assets and our return on average stockholders' equity were 1.11% and 15.04%, respectively, for the year ended December 31, 2006, compared to 1.08% and 15.28%, respectively, for 2005. Net income for 2006 reflects increased net interest income and noninterest income, partially offset by an increase in our provision for loan losses, higher levels of noninterest expense and an increase in our provision for income taxes.

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

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2006 and 2005:

                                                                             December 31,      Increase (Decrease)
                                                                        --------------------- ---------------------
                                                                           2006       2005      Amount        %
                                                                        (Restated) (Restated) (Restated) (Restated)
                                                                         --------   --------   --------   --------
                                                                              (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $  43,310     39,776      3,534      8.9%
    Gain on loans sold and held for sale.............................      21,398     19,035      2,363     12.4
    Net loss on investment securities................................      (1,813)    (2,873)     1,060     36.9
    Bank-owned life insurance investment income......................       3,103      4,860     (1,757)   (36.2)
    Investment management income.....................................       8,412      8,573       (161)    (1.9)
    Insurance fee and commission income..............................       4,848         --      4,848    100.0
    Other............................................................      29,063     24,945      4,118     16.5
                                                                        ---------   --------    -------
       Total noninterest income......................................   $ 108,321     94,316     14,005     14.8
                                                                        =========   ========    =======    =====
Noninterest expense:
    Salaries and employee benefits...................................   $ 162,523    135,573     26,950     19.9%
    Occupancy, net of rental income..................................      27,643     22,869      4,774     20.9
    Furniture and equipment..........................................      16,960     16,015        945      5.9
    Postage, printing and supplies...................................       6,721      5,743        978     17.0
    Information technology fees......................................      37,099     35,472      1,627      4.6
    Legal, examination and professional fees.........................       8,783      9,319       (536)    (5.8)
    Amortization of intangible assets................................       8,195      4,850      3,345     69.0
    Advertising and business development.............................       7,128      7,043         85      1.2
    Charitable contributions.........................................       6,462      5,922        540      9.1
    Other............................................................      34,051     31,429      2,622      8.3
                                                                        ---------   --------    -------
       Total noninterest expense.....................................   $ 315,565    274,235     41,330     15.1
                                                                        =========   ========    =======    =====

Noninterest Income. Noninterest income was $108.3 million for the year ended December 31, 2006, in comparison to $94.3 million for 2005. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income and other income.

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

The gain on loans sold and held for sale increased to $21.4 million from $19.0 million for the years ended December 31, 2006 and 2005, respectively. We primarily attribute the increase in 2006 to: (a) a $1.7 million gain, before applicable income taxes, recorded on the sale of certain nonperforming loans in March 2006 that were transferred to our loans held for sale portfolio on December 31, 2005; (b) the recognition of $1.2 million and $927,000 of income in March 2006 and April 2006, respectively, generated from the securitization and transfer to our investment portfolio of $77.1 million and $61.8 million, respectively, of residential mortgage loans held in our loan portfolio; (c) net gains of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans; and (d) a $3.7 million gain, before applicable income taxes, recorded on the sale, in December 2006, of 44 loans in our loans held for sale portfolio, of which 26 were nonperforming loans. The increase in our gain on loans sold and held for sale was partially offset by a decline in the volume of loans sold in the secondary market in 2006 as compared to 2005 and a $1.1 million write-down of the carrying value of a nonperforming loan that was transferred to our loans held for sale portfolio on December 31, 2005, and subsequently transferred back into our loan portfolio at fair value in September 2006.

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

Noninterest Expense. Noninterest expense was $315.6 million for the year ended December 31, 2006, in comparison to $274.2 million for 2005. Our efficiency ratio was 64.98% for the year ended December 31, 2006, compared to 65.97% for 2005. The increase in noninterest expense was primarily attributable to our 2005 and 2006 acquisitions, including salaries and employee benefits expense, occupancy expense and information technology fees, as well as increases in amortization of intangible assets and other expense.

Salaries and employee benefits increased by $27.0 million to $162.5 million for the year ended December 31, 2006, from $135.6 million in 2005. We attribute the overall increase to increased salaries and employee benefits expenses associated with an aggregate of 20 additional branches acquired in 2005 and 2006, one de novo branch opened in 2005, the acquisitions of UPAC and Adrian Baker, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, including the implementation of enhanced incentive compensation and employee benefit plans. Our total full-time equivalent employees increased to approximately 2,630 at December 31, 2006 from approximately 2,290 at December 31, 2005.

Occupancy, net of rental income, and furniture and equipment expense was $44.6 million and $38.9 million for the years ended December 31, 2006 and 2005, respectively. The increase reflects higher levels of expense resulting from our de novo activities and acquisitions in 2005 and 2006, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain corporate and branch offices, and increased depreciation expense associated with acquisitions and capital expenditures.

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

Provision for Income Taxes. The provision for income taxes was $51.9 million for the year ended December 31, 2006, representing an effective income tax rate of 32.8%, in comparison to $51.5 million, representing an effective income tax rate of 35.4%, for the year ended December 31, 2005. The increase in our provision for income taxes primarily reflects our increased earnings. In 2006, we reversed a $2.9 million federal tax reserve and a $1.9 million state tax reserve as they were no longer deemed necessary as a result of the resolution of a potential tax liability. In 2005, we reversed a $3.3 million state tax reserve as it was no longer deemed necessary as a result of the resolution of a potential tax liability. In addition, we recorded net tax benefits of $5.6 million and $2.1 million relating to the utilization of certain federal and state tax credits for the years ended December 31, 2006 and 2005, respectively. Excluding these transactions, our effective income tax rate was 38.4% and 38.3% for the years ended December 31, 2006 and 2005, respectively.

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

The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Executive Vice President of Commercial Banking, Executive Vice President of Retail Banking, Director of Risk Management and Audit, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2007, adjusted to account for anticipated prepayments:

                                                                       Over        Over
                                                                       Three       Six          Over
                                                          Three       through     through       One           Over
                                                          Months       Six         Twelve      through        Five
                                                         or Less       Months      Months     Five Years      Years      Total
                                                        (Restated)   (Restated)  (Restated)   (Restated)   (Restated)  (Restated)
                                                         --------     --------    --------     --------     --------    --------
                                                                            (dollars expressed in thousands)

Interest-earning assets:
   Loans (1).......................................     $5,160,254     546,334      809,329    2,185,281     184,986   8,886,184
   Investment securities...........................        209,637      68,427      141,071      420,742     179,394   1,019,271
   Short-term investments..........................         14,078          --           --           --          --      14,078
                                                        ----------   ---------   ----------   ----------   ---------   ---------
       Total interest-earning assets...............      5,383,969     614,761      950,400    2,606,023     364,380   9,919,533
   Effect of interest rate swap agreements.........       (400,000)         --           --      400,000          --          --
                                                        ----------   ---------   ----------   ----------   ---------   ---------
       Total interest-earning assets after the
         effect of interest rate swap
         agreements................................     $4,983,969     614,761      950,400    3,006,023     364,380   9,919,533
                                                        ==========   =========   ==========   ==========   =========   =========
Interest-bearing liabilities:
   Interest-bearing demand deposits................     $  362,913     225,596      147,128      107,894     137,319     980,850
   Money market deposits...........................      2,267,206          --           --           --          --   2,267,206
   Savings deposits................................         76,419      62,933       53,942       76,418     179,808     449,520
   Time deposits...................................      1,432,946   1,246,565    1,030,183      481,565       1,235   4,192,494
   Other borrowings................................        408,849          92          170          505          --     409,616
   Notes payable...................................         39,000          --           --           --          --      39,000
   Subordinated debentures.........................        282,481          --           --           --      71,271     353,752
                                                        ----------   ---------   ----------   ----------   ---------   ---------
       Total interest-bearing liabilities..........     $4,869,814   1,535,186    1,231,423      666,382     389,633   8,692,438
                                                        ==========   =========   ==========   ==========   =========   =========
Interest-sensitivity gap:
   Periodic........................................     $  114,155    (920,425)    (281,023)   2,339,641     (25,253)  1,227,095
                                                                                                                       =========
   Cumulative......................................        114,155    (806,270)  (1,087,293)   1,252,348   1,227,095
                                                        ==========   =========   ==========   ==========   =========
Ratio of interest-sensitive assets
   to interest-sensitive liabilities:
       Periodic....................................           1.02        0.40         0.77         4.51        0.94        1.14
                                                                                                                       =========
       Cumulative..................................           1.02        0.87         0.86         1.15        1.14
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

Our overall asset-sensitive position at December 31, 2007 was $1.23 billion, or 11.25% of our total assets, in comparison to our overall asset-sensitive position of $1.37 billion, or 13.45% of our total assets, at December 31, 2006. However, we were in a liability-sensitive position on a cumulative basis through the twelve-month time horizon of $1.09 billion, or 9.97% of our total assets, and $632.5 million, or 6.22% of our total assets, at December 31, 2007 and 2006, respectively. We primarily attribute the liability-sensitive position on a cumulative basis through the twelve-month time horizon in 2007 and 2006 to an increase in money market deposits and an increase in the repricing of time deposits within the twelve-month time horizon as a result of the interest rate environment and economic conditions as of December 31, 2007 and 2006.

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

(Losses) gains on mortgage loans originated for resale, including loans sold and held for sale, were ($8.2) million, $14.0 million and $16.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. These net (losses) gains reflect both the adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values, as well as the adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," adjusted for the cost of hedging these loan commitments. Fallout represents loans not funded due to issues discovered during the underwriting process or withdrawal of the loan request by the customer. We primarily attribute the decrease in gains in 2007 as compared to 2006 and the increase in gains in 2006 as compared to 2005 to the following:

     >> a decrease in the volume of mortgage loans originated and subsequently sold in the secondary market. As further discussed under "--Loans and Allowance for Loan Losses," we discontinued the origination and sale in the secondary market of sub-prime loans in February 2007, and as such, the discontinuation of these activities has reduced the amount of gains on loans sold and held for sale, in comparison to the level that we had historically generated through the origination and sale of these sub-prime loan products. Historically, approximately 40% of our origination and sale volume was related to sub-prime loan products;

     >> losses of $11.4 million in 2007 related to repurchase obligations on mortgage loans sold with recourse. We were obligated to repurchase mortgage loans with a principal balance of approximately $31.4 million based on the terms of the underlying sales contracts. Our primary recourse risk, attributable to early payment default on sub-prime residential mortgage loan products that we previously sold in the secondary market, generally expires throughout the first quarter of 2008;

     >> a gain of $851,000 recorded on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans in April 2007, compared to net gains of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans during 2006 and a $3.7 million gain, before applicable income taxes, recorded on the sale of $32.6 million of commercial loans in December 2006, as further discussed under "--Loans and Allowance for Loan Losses;" and

     >>   the  recognition  of  $2.1  million  of  income   generated  from  the
          securitization of $138.9 million of residential mortgage loans in March and April 2006.

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

Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 90.0%, 89.9% and 85.8% of total interest income for the years ended December 31, 2007, 2006 and 2005, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant the resumption of interest accruals.

Loans, net of unearned discount, represented 81.5% of our assets as of December 31, 2007, compared to 75.5% of our assets at December 31, 2006. Loans, net of unearned discount, increased $1.21 billion to $8.89 billion at December 31, 2007 from $7.67 billion at December 31, 2006. The overall increase in loans, net of unearned discount, in 2007 is primarily attributable to internal loan growth of $695.1 million, repurchases of certain residential mortgage loans, and our acquisitions completed in 2007, which provided loans, net of unearned discount, of $693.5 million, in aggregate. This increase was partially offset by the securitization and sale of certain residential mortgage loans, and the sale and/or payoff of certain nonperforming and other loans, as further discussed below. We attribute the net increase in our loan portfolio in 2007 primarily to:

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

Loans, net of unearned discount, increased $646.2 million to $7.67 billion at December 31, 2006 from $7.03 billion at December 31, 2005. The overall increase in loans, net of unearned discount, in 2006 is primarily attributable to internal loan growth of $584.7 million and our acquisitions completed in 2006, which provided loans, net of unearned discount, of $545.1 million, in aggregate. This increase was partially offset by the securitization of certain residential mortgage loans that we transferred to our investment portfolio, and the sale and/or payoff of certain nonperforming loans, as further discussed below. We attribute the net increase in our loan portfolio in 2006 primarily to:

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

During the five years ended December 31, 2007, loans, net of unearned discount, increased from $5.43 billion at December 31, 2002 to $8.89 billion at December 31, 2007, an increase of $3.45 billion, or 63.6%. Throughout this period, we have achieved significant growth through implementation of our acquisition strategy and we have also enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers.

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

The following table summarizes the components of changes in our loan portfolio, net of unearned discount, for the five years ended December 31, 2007:


                                                            Increase (Decrease) For the Year Ended December 31,
                                                        -----------------------------------------------------------
                                                            2007        2006        2005        2004
                                                         (Restated)  (Restated)  (Restated)  (Restated)     2003
                                                          --------    --------    --------    --------    --------
                                                                      (dollars expressed in thousands)
Internal loan volume increase (decrease):
     Commercial lending..............................   $  716,168     160,642     204,494      91,760     (22,211)
     Residential real estate lending (1).............      (23,421)    410,181     481,642      32,348    (103,573)
     Consumer lending, net of unearned discount......        2,376      13,883       2,479      (8,180)    (22,429)
Loans and leases sold................................      (72,166)   (344,687)    (14,337)    (83,216)         --
Loans provided by acquisitions.......................      693,495     545,106     209,621     780,901      43,700
Securitization of loans..............................     (102,036)   (138,944)         --          --          --
                                                        ----------    --------    --------    --------    --------
     Total increase (decrease).......................   $1,214,416     646,181     883,899     813,613    (104,513)
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

The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                         December 31,
                              --------------------------------------------------------------------------------------------------
                                     2007                2006                2005                2004
                              ------------------  ------------------  ------------------  ------------------
                                  (Restated)          (Restated)          (Restated)          (Restated)             2003
                              ------------------  ------------------  ------------------  ------------------  ------------------
                                Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                                ------      -       ------      -       ------      -       ------      -       ------      -
                                                               (dollars expressed in thousands)

Commercial, financial
  and agricultural..........  $2,382,067   27.0%  $1,934,908   26.0%  $1,616,841   24.1%  $1,569,321   26.1%  $1,407,626   27.1%
Real estate construction
  and development...........   2,141,234   24.3    1,832,504   24.6    1,564,255   23.3    1,318,413   21.9    1,063,889   20.5
Real estate mortgage:
  One-to-four-family
    residential loans.......   1,602,575   18.2    1,270,158   17.0    1,214,121   18.1      870,889   14.5      811,650   15.7
  Multi-family residential
    loans...................     177,246    2.0      141,341    1.9      143,663    2.2      102,447    1.7      108,163    2.1
  Commercial real estate
    loans...................   2,431,464   27.5    2,203,649   29.5    2,112,004   31.5    2,088,245   34.8    1,662,451   32.1
Lease financing.............          --     --            4     --        2,981     --        5,911    0.1       67,282    1.3
Consumer and installment,
  net of unearned discount..      85,519    1.0       72,877    1.0       56,588    0.8       53,397    0.9       61,268    1.2
                              ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
    Total loans, excluding
      loans held for sale...   8,820,105  100.0%   7,455,441  100.0%   6,710,453  100.0%   6,008,623  100.0%   5,182,329  100.0%
                                          =====               =====               =====               =====               =====

Loans held for sale.........      66,079             216,327             315,134             133,065             145,746
                              ----------          ----------          ----------          ----------          ----------
    Total loans.............  $8,886,184          $7,671,768          $7,025,587          $6,141,688          $5,328,075
                              ==========          ==========          ==========          ==========          ==========


Loans at December 31, 2007 mature as follows:

                                                               Over One Year
                                                               Through Five
                                                                   Years                Over Five Years
                                                          -----------------------   -----------------------
                                                             Fixed
                                                One Year     Rate       Floating      Fixed      Floating       Total
                                                or Less    (Restated)     Rate        Rate         Rate       (Restated)
                                                -------     --------      ----        ----         ----        --------
                                                                   (dollars expressed in thousands)

Commercial, financial and agricultural.....  $1,397,934      290,189      466,899      104,596      122,449    2,382,067
Real estate construction and development...   1,354,171      145,495      565,572       26,208       49,788    2,141,234
Real estate mortgage:
    One-to-four family residential loans...     136,488      203,405       33,852      189,577    1,039,253    1,602,575
    Multi-family residential loans.........      65,187       70,064       26,958        6,676        8,361      177,246
    Commercial real estate loans...........     563,716      825,672      237,222      447,528      357,326    2,431,464
Consumer and installment, net of
  unearned discount........................      21,034       45,496        3,847       12,959        2,183       85,519
Loans held for sale........................      66,079           --           --           --           --       66,079
                                             ----------    ---------    ---------    ---------    ---------    ---------
      Total loans..........................  $3,604,609    1,580,321    1,334,350      787,544    1,579,360    8,886,184
                                             ==========    =========    =========    =========    =========    =========

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:


                                                                              December 31,
                                                    ---------------------------------------------------------------
                                                        2007         2006         2005         2004
                                                     (Restated)   (Restated)   (Restated)   (Restated)      2003
                                                      --------     --------     --------     --------       ----
                                                                    (dollars expressed in thousands)

Commercial, financial and agricultural:
   Nonaccrual.....................................  $    5,916        9,879        4,937       10,147       26,876
   Restructured terms.............................          --           --           --            4           --
Real estate construction and development:
   Nonaccrual.....................................     151,812       13,344       11,137       13,435        6,402
Real estate mortgage:
   One-to-four family residential loans:
     Nonaccrual...................................      32,931       18,885        9,576        9,881       21,611
     Restructured terms...........................           7            9           10           11           13
   Multi-family residential loans:
     Nonaccrual...................................          --          272          740          434          804
   Commercial real estate loans:
     Nonaccrual...................................      11,294        6,260       70,625       50,671       13,994
Lease financing:
   Nonaccrual.....................................          --           --           11          907        5,328
Consumer and installment:
   Nonaccrual.....................................         263           81          160          310          336
                                                    ----------    ---------    ---------    ---------    ---------
          Total nonperforming loans...............     202,223       48,730       97,196       85,800       75,364
Other real estate.................................      11,225        6,433        2,025        4,030       11,130
                                                    ----------    ---------    ---------    ---------    ---------
          Total nonperforming assets..............  $  213,448       55,163       99,221       89,830       86,494
                                                    ==========    =========    =========    =========    =========

Loans, net of unearned discount...................  $8,886,184    7,671,768    7,025,587    6,141,688    5,328,075
                                                    ==========    =========    =========    =========    =========

Loans past due 90 days or more and still accruing.  $   26,753        5,653        5,576       28,689        2,776
                                                    ==========    =========    =========    =========    =========

Ratio of:
   Allowance for loan losses to loans.............        1.89%        1.90%        1.93%        2.45%        2.19%
   Nonperforming loans to loans...................        2.28         0.64         1.38         1.40         1.41
   Allowance for loan losses to nonperforming
     loans........................................       83.27       299.05       139.23       175.65       154.52
   Nonperforming assets to loans and other
     real estate..................................        2.40         0.72         1.41         1.46         1.62
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

     >> during the year ended December 31, 2007, we placed approximately $87.7 million of one-to-four family residential mortgage loans associated with our mortgage banking division on nonaccrual status. This increase in nonaccrual loans was partially offset by net loan charge-offs of approximately $31.0 million, loan sales resulting in a decrease in nonperforming loans of approximately $59.6 million, and other payment activity. Of the $87.7 million placed on nonaccrual status, approximately $31.4 million represented residential mortgage loans sold with recourse that we were required to repurchase based on the terms of the underlying sales contracts. Repurchases of mortgage loans sold with recourse declined to $3.5 million for the fourth quarter of 2007, compared to a high of $17.2 million for the second quarter of 2007. The reduced level of repurchase activity is reflective of our exit from the sub-prime market in early 2007. Our primary recourse risk, attributable to early payment default on sub-prime residential mortgage loan products that we previously sold in the secondary market, is expected to be lower in 2008 and expires throughout the first quarter of 2008; and

     >> in addition, the acquisition of CFHI also added $7.4 million of nonaccrual loans to our one-to-four family residential real estate loan portfolio.

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

Our allowance for loan losses as a percentage of loans, net of unearned discount, was 1.89%, 1.90% and 1.93% at December 31, 2007, 2006 and 2005,
respectively. Our allowance for loan losses as a percentage of nonperforming loans was 83.27%, 299.05% and 139.23% at December 31, 2007, 2006 and 2005,
respectively. The decrease in the ratio during 2007 is primarily due to the significant increase in nonperforming loans, as previously discussed. Our allowance for loan losses was $168.4 million at December 31, 2007, compared to $145.7 million and $135.3 million at December 31, 2006 and 2005, respectively. As further described in the table below and under "--Business - Lending Activities," the allowance for loan losses also reflects an increase of $14.4 million, $5.2 million and $2.0 million in 2007, 2006 and 2005, respectively, of balances acquired in conjunction with our acquisitions.

Our net loan charge-offs were $56.8 million, $6.8 million and $13.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our net loan charge-offs as a percentage of average loans were 0.70%, 0.09% and 0.21% for the years ended December 31, 2007, 2006 and 2005, respectively. Net loan charge-offs for the year ended December 31, 2007 include approximately $31.0 million of net charge-offs associated with our one-to-four family residential loan portfolio. Net loan charge-offs also include charge-offs of $7.6 million associated with the sale of certain commercial loans that resulted in sales proceeds of $33.5 million. Loan charge-offs for 2006 included approximately $3.3 million of loan charge-offs associated with two significant residential development project relationships that were placed on nonaccrual status during 2006, in addition to $2.3 million of charge-offs recorded in conjunction with the transfer of certain portfolio loans to our loans held for sale portfolio prior to their sale in December 2006. Loan recoveries for 2006 included a $5.0 million recovery recorded on the payoff of a single loan that was transferred to our held for sale portfolio on December 31, 2005.

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
                                       ========  ======   ========  ======   ========  ======   ========  ======   ========  ======


The following table is a summary of our loan loss experience for the five years ended December 31, 2007:

                                                                 As of or For the Years Ended December 31,
                                                      ---------------------------------------------------------------
                                                          2007         2006         2005         2004
                                                       (Restated)   (Restated)   (Restated)   (Restated)      2003
                                                        --------     --------     --------     --------       ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $  145,729      135,330      150,707      116,451       99,439
Acquired allowances for loan losses..................     14,425        5,208        1,989       33,752          757
Other adjustments (1)................................         --           --           --         (479)          --
                                                      ----------    ---------    ---------    ---------    ---------
                                                         160,154      140,538      152,696      149,724      100,196
                                                      ----------    ---------    ---------    ---------    ---------
Loans charged-off:
    Commercial, financial and agricultural...........    (13,212)      (6,905)     (10,500)     (26,550)     (23,476)
    Real estate construction and development.........    (15,203)      (6,202)      (7,838)      (3,481)      (5,825)
    Real estate mortgage:
       One-to-four family residential loans..........    (31,849)      (3,779)      (3,399)      (4,891)      (4,167)
       Multi-family residential loans................        (76)        (241)          --         (139)         (87)
       Commercial real estate loans..................     (3,764)      (3,635)      (9,699)      (9,995)      (1,708)
    Lease financing..................................         --         (607)        (491)      (4,536)     (19,160)
    Consumer and installment.........................     (1,390)        (834)      (1,196)      (1,051)      (1,350)
                                                      ----------    ---------    ---------    ---------    ---------
          Total......................................    (65,494)     (22,203)     (33,123)     (50,643)     (55,773)
                                                      ----------    ---------    ---------    ---------    ---------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      4,739        5,237       10,802       14,983       10,147
    Real estate construction and development.........        307        1,661        1,963          748        1,659
    Real estate mortgage:
       One-to-four family residential loans..........        864        1,066        1,953        1,597          781
       Multi-family residential loans................          9           --           --           27           99
       Commercial real estate loans..................      1,588        6,048        2,901        2,659        4,174
    Lease financing..................................        437          731        1,501        4,878        4,805
    Consumer and installment.........................        731          651          637          984        1,363
                                                      ----------    ---------    ---------    ---------    ---------
          Total......................................      8,675       15,394       19,757       25,876       23,028
                                                      ----------    ---------    ---------    ---------    ---------
          Net loans charged-off......................    (56,819)      (6,809)     (13,366)     (24,767)     (32,745)
                                                      ----------    ---------    ---------    ---------    ---------
Provision for loan losses............................     65,056       12,000       (4,000)      25,750       49,000
                                                      ----------    ---------    ---------    ---------    ---------
Allowance for loan losses, end of year............... $  168,391      145,729      135,330      150,707      116,451
                                                      ==========    =========    =========    =========    =========

Loans outstanding, net of unearned discount:
    Average.......................................... $8,069,603    7,472,089    6,436,970    5,509,054    5,385,363
    End of year......................................  8,886,184    7,671,768    7,025,587    6,141,688    5,328,075
    End of year, excluding loans held for sale.......  8,820,105    7,455,441    6,710,453    6,008,623    5,182,329
                                                      ==========    =========    =========    =========    =========

Ratio of allowance for loan losses to loans
  outstanding:
    Average..........................................       2.09%        1.95%        2.10%        2.74%        2.16%
    End of year......................................       1.89         1.90         1.93         2.45         2.19
    End of year, excluding loans held for sale.......       1.91         1.95         2.02         2.51         2.25
Ratio of net charge-offs to average loans
    outstanding......................................       0.70         0.09         0.21         0.45         0.61
Ratio of current year recoveries to
    preceding year's charge-offs.....................      39.07        46.48        39.01        46.40        32.65
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

Management believes as of December 31, 2007, we were "adequately capitalized," and First Bank was "well capitalized," as defined in regulations adopted pursuant to the FDIC Improvement Act of 1991. As of December 31, 2006, First Bank and we were "well capitalized,"as defined in regulations adopted pusuant to the FDIC Improvement At of 1991. First Bank's and our actual and required capital ratios are further described in Note 21 to our consolidated financial statements.

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

For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital. Because of these limitations, as of December 31, 2007, $68.2 million of the trust preferred securities was not eligible for inclusion in our Tier 1 capital; however, this amount was eligible for inclusion in our total risk-based capital.


Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings, including our term loan and our revolving credit line. The aggregate funds acquired from these sources were $2.00 billion and $1.88 billion at December 31, 2007 and 2006, respectively.

The following table presents the maturity structure of these other sources of funds, which consist of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at December 31, 2007:

                                                                                     Other
                                                          Certificates of Deposit  Borrowings        Total
                                                            of $100,000 or More    (Restated)      (Restated)
                                                            -------------------     --------        --------
                                                                       (dollars expressed in thousands)

     Three months or less....................................   $  619,373           314,759         934,132
     Over three months through six months....................      428,756             1,000         429,756
     Over six months through twelve months...................      354,482            21,080         375,562
     Over twelve months......................................      144,246           111,777         256,023
                                                                ----------          --------       ---------
         Total...............................................   $1,546,857           448,616       1,995,473
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

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2007 were as follows:

                                                 Less Than
                                                  1 Year          1-3          3-5         Over        Total
                                                (Restated)       Years        Years       5 Years    (Restated)(1)
                                                 --------        -----        -----       -------     --------
                                                                 (dollars expressed in thousands)

     Operating leases.......................    $   17,193       29,001       21,372       53,074      120,640
     Certificates of deposit (2)............     3,696,359      413,266       81,635        1,234    4,192,494
     Other borrowings (2)...................       308,839      100,777           --           --      409,616
     Notes payable (2)......................        28,000       11,000           --           --       39,000
     Subordinated debentures (2)............            --           --           --      353,752      353,752
     Other contractual obligations..........         2,067 (3)      250          136           77        2,530
                                                ----------      -------      -------      -------    ---------

         Total..............................    $4,052,458      554,294      103,143      408,137    5,118,032
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

In March 2006, the FASB issued SFAS No. 156 -- Accounting for Servicing of Financial Assets. SFAS No. 156, an amendment of FASB SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, addresses the recognition and measurement of separately recognized servicing assets and liabilities and allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 156 on January 1, 2007, which did not have a material impact on our financial condition or results of operations. On January 1, 2008, we opted to measure servicing rights at fair value. The election of this option resulted in the recognition of a cumulative effect of a change in accounting principle of $6.3 million, which was recorded as an increase to beginning retained earnings as further described in Note 1 to our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as a net asset or liability in the balance sheet and to recognize changes in the funded status of the plan through comprehensive income in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of the company's fiscal year end. Effective December 31, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, resulting in a cumulative effect of change in accounting principle of $902,000, which was recorded as a decrease to accumulated other comprehensive loss, as further described in Note 17 to the consolidated financial statements. As further described in Note 1 to our consolidated financial statements, we have not yet adopted the measurement date provisions of SFAS No. 158, which become effective for us as of December 31, 2008; however, we do not anticipate the adoption of the measurement date provisions of SFAS No. 158 to have a material effect on our consolidated financial statements.

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

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data appear on pages 69 through 117 of this report.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation and considering the material weaknesses in internal control over financial reporting described below in "Management's Report on Internal Control over Financial Reporting," our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

As discussed elsewhere in this Amendment No. 1, the Company is restating its previously issued consolidated financial statements. See "Item 1 - Business," "Item 6 - Selected Financial Data," "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 8 - Financial Statements and Supplementary Data" and Note 1 to the consolidated financial statements for more detailed information regarding the restatement and the changes to previously issued consolidated financial statements.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the President and Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and our directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that assessment, in the Company's previously filed Annual Report on Form 10-K for the year ended December 31, 2007, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on the criteria established in COSO's Internal Control - Integrated Framework.

However, on May 16, 2008, the Company determined that it was necessary to restate certain of its previously issued consolidated financial statements and that such previously issued consolidated financial statements should no longer be relied upon. The restatement resulted from the discovery of material misstatements in the Company's mortgage banking division due to the omission of a repurchase agreement obligation, including the related interest expense thereon, and an overstatement of mortgage banking revenues recorded in the Company's consolidated financial statements arising from the circumvention of established internal controls and from the material weaknesses in internal control as described below. In connection with the restatement, management reassessed the Company's internal control over financial reporting using the COSO criteria and identified the existence of material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. Management identified and included in its restated assessment the following material weaknesses as of December 31, 2007:

The Company did not have effective internal controls over financial reporting at its mortgage banking division. Specifically, the Company did not maintain sufficient anti-fraud controls for the mortgage banking division which allowed the former President of the mortgage banking division to intentionally effect certain transactions and journal entries to omit the repurchase agreement obligation, including the related interest expense thereon, and overstate mortgage banking revenues.

The following material weaknesses were identified related to the Company's internal control over financial reporting:

     >> We did not maintain appropriate oversight and supervision of certain operational and accounting personnel in the mortgage banking division;

     >> We did not maintain a sufficient complement of personnel in our mortgage banking division with an appropriate level of accounting knowledge, experience and training necessary to properly account for certain complex transactions associated with the operations of the mortgage banking division; and

     >> We did not maintain effective controls over the recording of journal entries necessary to properly account for certain complex transactions associated with the operations of the mortgage banking division. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to provide reasonable assurance of the completeness and accuracy of the entries recorded.

These material weaknesses resulted in material misstatements requiring the restatement of the Company's previously issued audited consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, and the unaudited interim consolidated financial information for each of the quarterly periods in 2007 and 2006.

Based on the Company's assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Accordingly, management has now concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007.

Giving full consideration to the material weaknesses described above, we performed additional analyses and other procedures, including among other things, additional transaction reviews, control activities, account reconciliations and physical inventories, in order to provide assurance that our consolidated financial statements included in this Amendment No. 1 were prepared in accordance with GAAP, and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these and other expanded procedures as described below, we concluded that our consolidated financial statements included in this Amendment No. 1 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Remediation of Material Weaknesses

As of July 30, 2008, the Company has implemented additional measures to address the aforementioned material weaknesses, including the following:

     >> Changed the oversight and supervision of the operational and accounting personnel in the mortgage banking division through establishing a direct reporting line to the Company's President and Chief Executive Officer and Chief Financial Officer;

     >>   Centralized  and   realigned   certain  areas  of  responsibility  and
          functions previously handled within the mortgage  banking  division;

     >>   Instituted  increased  segregation  of  duties  controls   within  the
          Company's mortgage banking division; and

     >> Examined the methods in which internal controls were circumvented and developed measures to strengthen such controls.

In addition, the individual directly responsible for the omission of the repurchase agreement obligation, including the related interest expense thereon, and an overstatement of mortgage banking revenues was terminated subsequent to December 31, 2007 and prior to the identification of the material weaknesses.

The Company will continue to evaluate the effectiveness of the remediation process and the actions taken to date as summarized above with the intent to fully remediate the material weaknesses in internal control over financial reporting after sufficient testing of the design and operating effectiveness of the additional controls can be performed successfully.

In connection with this Amendment No. 1, under the direction of the Company's President and Chief Executive Officer and the Chief Financial Officer, the
Company is further evaluating its disclosure controls and procedures and internal control over financial reporting, including those currently planned and being implemented, with the intent to remediate the material weaknesses in its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to the discovery of the misstatements in the Company's mortgage banking division previously discussed, the Company has begun the process of implementing the remediation actions described above and is further evaluating its disclosure controls and procedures and internal control over financial reporting surrounding these matters.

                                                          PART III

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

--------------------
 *    Represents less than 1.0%.
(1)   Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, our Chairman
      of the Board, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II and Michael
      J. Dierberg and Mrs. Ellen D. Schepman,formerly Ms. Ellen C. Dierberg, are their adult children.
(2)   Due to the relationship between Mr. James F. Dierberg, his wife and their  children, Mr. Dierberg is deemed to share voting and investment power over these shares.
(3)   Due to the relationship between Mr. James F. Dierberg, his wife and First  Bank, Mr. Dierberg is  deemed to share voting and investment power over these shares.
(4)   Convertible into common stock, based on the appraised value of the common  stock at the date of conversion.
      Assuming an appraised value of the common stock equal to  the book  value, the  number of shares of  common stock into which the  Class A Preferred Stock is convertible at December 31, 2007 is  366 (restated), which shares are not included in the above table.
(5)   Sole voting and investment power.


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

         (b) The index of required exhibits is included beginning on page 122 of this Report.

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

As  discussed  in  note  1  to  the  consolidated   financial  statements,   the
consolidated financial statements have been restated.


                                               /s/ KPMG LLP
                                               ------------


St. Louis,  Missouri
March 26, 2008, except as to the restatement discussed in note 1 to the consolidated financial statements which is as of July 30, 2008


                                                   FIRST BANKS, INC.

                                              CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------

                           (dollars expressed in thousands, except share and per share data)

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2007             2006
                                                                                       (Restated)       (Restated)
                                                                                        --------         --------

                                                        ASSETS
                                                        ------

Cash and cash equivalents:
     Cash and due from banks........................................................  $   217,597          215,974
     Short-term investments.........................................................       14,078          153,583
                                                                                      -----------       ----------
          Total cash and cash equivalents...........................................      231,675          369,557
                                                                                      -----------       ----------

Investment securities:
     Trading........................................................................           --           81,168
     Available for sale.............................................................    1,000,392        1,359,729
     Held to maturity (fair value of $19,078 and $23,971, respectively).............       18,879           24,049
                                                                                      -----------       ----------
          Total investment securities...............................................    1,019,271        1,464,946
                                                                                      -----------       ----------

Loans:
     Commercial, financial and agricultural.........................................    2,382,067        1,934,912
     Real estate construction and development.......................................    2,141,234        1,832,504
     Real estate mortgage...........................................................    4,211,285        3,615,148
     Consumer and installment.......................................................       97,117           83,008
     Loans held for sale............................................................       66,079          216,327
                                                                                      -----------       ----------
          Total loans...............................................................    8,897,782        7,681,899
     Unearned discount..............................................................      (11,598)         (10,131)
     Allowance for loan losses......................................................     (168,391)        (145,729)
                                                                                      -----------       ----------
          Net loans.................................................................    8,717,793        7,526,039
                                                                                      -----------       ----------

Bank premises and equipment, net....................................................      240,456          178,956
Goodwill and other intangible assets................................................      315,651          295,382
Bank-owned life insurance...........................................................      116,619          113,778
Deferred income taxes...............................................................      139,277           98,569
Other assets........................................................................      121,728          115,576
                                                                                      -----------       ----------
          Total assets..............................................................  $10,902,470       10,162,803
                                                                                      ===========       ==========

                                                     LIABILITIES
                                                     -----------

Deposits:
     Noninterest-bearing demand.....................................................  $ 1,259,123        1,281,108
     Interest-bearing demand........................................................      980,850          981,939
     Savings and money market.......................................................    2,716,726        2,352,575
     Time deposits of $100 or more..................................................    1,546,857        1,419,579
     Other time deposits............................................................    2,645,637        2,407,885
                                                                                      -----------       ----------
          Total deposits............................................................    9,149,193        8,443,086
Other borrowings....................................................................      409,616          398,639
Notes payable.......................................................................       39,000           65,000
Subordinated debentures.............................................................      353,752          297,369
Deferred income taxes...............................................................       48,209           43,434
Accrued expenses and other liabilities..............................................       55,079          127,036
Minority interest in subsidiary.....................................................        5,544            5,469
                                                                                      -----------       ----------
          Total liabilities.........................................................   10,060,393        9,380,033
                                                                                      -----------       ----------

                                                 STOCKHOLDERS' EQUITY
                                                 --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.           --               --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.....................       12,822           12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding........................................          241              241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...........................................        5,915            5,915
Additional paid-in capital..........................................................        9,685            9,685
Retained earnings...................................................................      818,343          767,199
Accumulated other comprehensive loss................................................       (4,929)         (13,092)
                                                                                      -----------       ----------
          Total stockholders' equity................................................      842,077          782,770
                                                                                      -----------       ----------
          Total liabilities and stockholders' equity................................  $10,902,470       10,162,803
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

                                                   FIRST BANKS, INC.

                                           CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------

                           (dollars expressed in thousands, except share and per share data)

                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                   2007        2006         2005
                                                                                (Restated)  (Restated)   (Restated)
                                                                                 --------    --------     --------
 Interest income:
    Interest and fees on loans...............................................   $ 627,468     577,634      420,999
    Investment securities:
      Taxable................................................................      61,785      57,017       65,895
      Nontaxable.............................................................       1,604       1,875        1,739
    Short-term investments...................................................       6,699       5,909        2,211
                                                                                ---------    --------     --------
        Total interest income................................................     697,556     642,435      490,844
                                                                                ---------    --------     --------
 Interest expense:
    Deposits:
      Interest-bearing demand................................................       9,183       8,147        4,398
      Savings and money market...............................................      79,804      53,297       29,592
      Time deposits of $100 or more..........................................      71,480      59,114       28,010
      Other time deposits....................................................     112,420      96,138       65,157
    Other borrowings.........................................................      16,298      17,511       18,676
    Notes payable............................................................       2,426       5,530        2,305
    Subordinated debentures..................................................      25,111      25,352       21,301
                                                                                ---------    --------     --------
        Total interest expense...............................................     316,722     265,089      169,439
                                                                                ---------    --------     --------
        Net interest income..................................................     380,834     377,346      321,405
 Provision for loan losses...................................................      65,056      12,000       (4,000)
                                                                                ---------    --------     --------
        Net interest income after provision for loan losses..................     315,778     365,346      325,405
                                                                                ---------    --------     --------
 Noninterest income:
    Service charges on deposit accounts and customer service fees............      46,834      43,310       39,776
    (Loss) gain on loans sold and held for sale..............................      (4,583)     21,398       19,035
    Net loss on investment securities........................................      (3,077)     (1,813)      (2,873)
    Bank-owned life insurance investment income..............................       3,841       3,103        4,860
    Investment management income.............................................       7,111       8,412        8,573
    Insurance fee and commission income......................................       6,860       4,848           --
    Other....................................................................      26,201      29,063       24,945
                                                                                ---------    --------     --------
        Total noninterest income.............................................      83,187     108,321       94,316
                                                                                ---------    --------     --------
 Noninterest expense:
    Salaries and employee benefits...........................................     171,018     162,523      135,573
    Occupancy, net of rental income..........................................      33,977      27,643       22,869
    Furniture and equipment..................................................      19,683      16,960       16,015
    Postage, printing and supplies...........................................       6,747       6,721        5,743
    Information technology fees..............................................      36,305      37,099       35,472
    Legal, examination and professional fees.................................       9,893       8,783        9,319
    Amortization of intangible assets........................................      12,419       8,195        4,850
    Advertising and business development.....................................       6,933       7,128        7,043
    Charitable contributions.................................................       5,942       6,462        5,922
    Other....................................................................      41,435      34,051       31,429
                                                                                ---------    --------     --------
        Total noninterest expense............................................     344,352     315,565      274,235
                                                                                ---------    --------     --------
        Income before provision for income taxes and minority interest in
           income (loss) of subsidiary.......................................      54,613     158,102      145,486
 Provision for income taxes..................................................       5,075      51,872       51,464
                                                                                ---------    --------     --------
        Income before minority interest in income (loss) of subsidiary.......      49,538     106,230       94,022
 Minority interest in income (loss) of subsidiary............................          78        (587)      (1,287)
                                                                                ---------    --------     --------
        Net income...........................................................      49,460     106,817       95,309
 Preferred stock dividends...................................................         786         786          786
                                                                                ---------    --------     --------
        Net income available to common stockholders..........................   $  48,674     106,031       94,523
                                                                                =========    ========     ========

 Basic earnings per common share.............................................   $2,057.14    4,481.23     3,994.88
                                                                                =========    ========     ========

 Diluted earnings per common share...........................................   $2,055.42    4,426.83     3,939.79
                                                                                =========    ========     ========

 Weighted average shares of common stock outstanding.........................      23,661      23,661       23,661
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



                                                            FIRST BANKS, INC.

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                   Three Years Ended December 31, 2007

------------------------------------------------------------------------------------------------------------------------------------

                                         (dollars expressed in thousands, except per share data)


                                                                                                                Accu-
                                                                                                               mulated
                                                           Adjustable Rate                                      Other
                                                           Preferred Stock                                     Compre-      Total
                                                          -----------------                                    hensive      Stock-
                                                          Class A                     Additional   Retained     Income     holders'
                                                          Conver-           Common     Paid-in     Earnings     (Loss)      Equity
                                                           tible   Class B   Stock     Capital    (Restated)  (Restated)  (Restated)
                                                           -----   -------   -----     -------     --------    --------    --------

Balances, January 1, 2005...............................  $12,822    241     5,915       5,910      566,645      (1,831)    589,702
                                                                                                                           --------
Year ended December 31, 2005:
    Comprehensive income:
      Net income........................................       --     --        --          --       95,309          --      95,309
      Other comprehensive loss, net of tax:
        Unrealized losses on investment securities......       --     --        --          --           --     (15,659)    (15,659)
        Reclassification adjustment for investment
           securities losses included in net income.....       --     --        --          --           --       1,867       1,867
        Derivative instruments:
           Current period transactions..................       --     --        --          --           --      (4,283)     (4,283)
                                                                                                                           --------
    Total comprehensive income..........................                                                                     77,234
    Class A preferred stock dividends, $1.20 per share..       --     --        --          --         (769)         --        (769)
    Class B preferred stock dividends, $0.11 per share..       --     --        --          --          (17)         --         (17)
                                                          -------   ----    ------      ------     --------    --------    --------
Balances, December 31, 2005.............................   12,822    241     5,915       5,910      661,168     (19,906)    666,150
                                                                                                                           --------
Year ended December 31, 2006:
    Comprehensive income:
      Net income........................................       --     --        --          --      106,817          --     106,817
      Other comprehensive income, net of tax:
        Unrealized gains on investment securities.......       --     --        --          --           --       3,666       3,666
        Reclassification adjustment for investment
           securities losses included in net income.....       --     --        --          --           --       1,242       1,242
        Derivative instruments:
           Current period transactions..................       --     --        --          --           --       1,906       1,906
                                                                                                                           --------
    Total comprehensive income..........................                                                                    113,631
    Adjustment for the utilization of net operating
        losses associated with prior acquisitions.......       --     --        --       3,775           --          --       3,775
    Class A preferred stock dividends, $1.20 per share..       --     --        --          --         (769)         --        (769)
    Class B preferred stock dividends, $0.11 per share..       --     --        --          --          (17)         --         (17)
                                                          -------   ----    ------      ------     --------    --------    --------
Balances, December 31, 2006.............................   12,822    241     5,915       9,685      767,199     (13,092)    782,770
                                                                                                                           --------
Year ended December 31, 2007:
    Comprehensive income:
      Net income........................................       --     --        --          --       49,460          --      49,460
      Other comprehensive income, net of tax:
        Unrealized losses on investment securities......       --     --        --          --           --        (205)       (205)
        Reclassification adjustment for investment
           securities losses included in net income.....       --     --        --          --           --         122         122
        Derivative instruments:
           Current period transactions..................       --     --        --          --           --       9,148       9,148
                                                                                                                           --------
    Total comprehensive income..........................                                                                     58,525
    Impact of adoption of SFAS No.158...................       --     --        --          --           --        (902)       (902)
    Cumulative effect of change in accounting principle.       --     --        --          --        2,470          --       2,470
    Class A preferred stock dividends, $1.20 per share..       --     --        --          --         (769)         --        (769)
    Class B preferred stock dividends, $0.11 per share..       --     --        --          --          (17)         --         (17)
                                                          -------   ----    ------      ------     --------    --------    --------
Balances, December 31, 2007.............................  $12,822    241     5,915       9,685      818,343      (4,929)    842,077
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

                                                      FIRST BANKS, INC.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------

                                              (dollars expressed in thousands)
                                                                                      Years ended December 31,
                                                                               --------------------------------------
                                                                                   2007          2006          2005
                                                                                (Restated)    (Restated)    (Restated)
                                                                                 --------      --------      --------
Cash flows from operating activities:
     Net income..............................................................  $   49,460       106,817        95,309
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
       Depreciation and amortization of bank premises and equipment..........      21,848        18,927        17,381
       Amortization of intangible assets.....................................      12,419         8,195         4,850
       Other amortization, net of accretion..................................       4,538         8,187        12,005
       Originations of loans held for sale...................................    (508,391)   (1,000,765)   (1,327,890)
       Proceeds from sales of loans held for sale............................     650,920     1,156,602     1,185,902
       Payments received on loans held for sale..............................      16,038        30,312        17,070
       Provision for loan losses.............................................      65,056        12,000        (4,000)
       Provision for current income taxes....................................      12,646        42,448        52,734
       Provision for deferred income taxes...................................      (7,571)        9,424        (1,270)
       Decrease (increase) in accrued interest receivable....................       5,542        (9,781)       (2,280)
       (Decrease) increase in accrued interest payable.......................     (12,854)        6,230         6,115
       Proceeds from sales of trading securities.............................      81,038         9,947            --
       Maturities of trading securities......................................      16,651           989            --
       Purchases of trading securities.......................................     (17,939)      (88,494)       (3,389)
       Loss (gain) on loans sold and held for sale...........................       4,583       (21,398)      (19,035)
       Net loss on investment securities.....................................       3,077         1,813         2,873
       Gain on sales of branches, net of expenses............................      (1,018)           --            --
       Other operating activities, net.......................................     (22,947)      (32,507)      (49,684)
       Minority interest in income (loss) of subsidiary......................          78          (587)       (1,287)
                                                                               ----------    ----------    ----------
               Net cash provided by (used in) operating activities...........     373,174       258,359       (14,596)
                                                                               ----------    ----------    ----------
Cash flows from investing activities:
     Cash received (paid) for acquired entities, net of cash and
       cash equivalents (paid) received......................................         545      (204,690)      (11,579)
     Cash paid for sale of branches, net of cash and cash equivalents sold...     (48,926)           --            --
     Proceeds from sales of investment securities available for sale.........     170,699       198,061       147,120
     Maturities of investment securities available for sale..................   1,040,690     1,003,970       658,803
     Maturities of investment securities held to maturity....................       5,271         2,887         5,635
     Purchases of investment securities available for sale...................    (769,845)   (1,065,738)     (325,642)
     Purchases of investment securities held to maturity.....................        (133)         (865)       (6,509)
     Proceeds from sales of commercial loans held for sale...................      33,471        68,350        14,024
     Net increase in loans...................................................    (814,430)     (510,526)     (570,351)
     Recoveries of loans previously charged-off..............................       8,675        15,394        19,757
     Purchases of bank premises and equipment................................     (54,612)      (38,304)      (17,281)
     Sale of minority interest in subsidiary.................................          --            --         7,350
     Other investing activities, net.........................................      10,108            12         1,834
                                                                               ----------    ----------    ----------
               Net cash used in investing activities.........................    (418,487)     (531,449)      (76,839)
                                                                               ----------    ----------    ----------
Cash flows from financing activities:
     Increase (decrease) in demand, savings and money market deposits........     204,038        10,185       (50,119)
     (Decrease) increase in time deposits....................................    (232,870)      415,562       199,255
     Decrease in Federal Home Loan Bank advances.............................     (36,368)      (43,410)       (6,144)
     Increase (decrease) in federal funds purchased..........................      76,500            --           (78)
     Decrease in securities sold under agreements to repurchase..............     (71,724)     (129,734)      (56,873)
     Advances drawn on notes payable.........................................      35,000            --       100,000
     Repayments of notes payable.............................................     (61,000)      (35,000)      (15,000)
     Proceeds from issuance of subordinated debentures.......................      77,322       139,178            --
     Repayments of subordinated debentures...................................     (82,681)           --       (59,278)
     Payment of preferred stock dividends....................................        (786)         (786)         (786)
                                                                               ----------    ----------    ----------
               Net cash (used in) provided by financing activities...........     (92,569)      355,995       110,977
                                                                               ----------    ----------    ----------
               Net (decrease) increase in cash and cash equivalents..........    (137,882)       82,905        19,542
Cash and cash equivalents, beginning of year.................................     369,557       286,652       267,110
                                                                               ----------    ----------    ----------
Cash and cash equivalents, end of year.......................................  $  231,675       369,557       286,652
                                                                               ==========    ==========    ==========


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest on liabilities...............................................  $  330,803       256,740       162,374
       Income taxes..........................................................       8,961        45,497        56,591
                                                                               ==========    ==========    ==========
     Noncash investing and financing activities:
       Securitization and transfer of loans to investment securities.........  $  101,869       138,944            --
       Loans held for sale transferred to loan portfolio.....................     116,391            --            --
       Loans transferred to other real estate................................      16,269         7,542         3,737
                                                                               ==========    ==========    ==========
     Business Combinations:
       Fair value of tangible assets acquired (noncash)......................  $  810,847       608,123       239,988
       Goodwill and other intangible assets recorded with
          net assets acquired................................................      33,304       111,676        28,243
       Liabilities assumed...................................................    (844,696)     (515,109)     (256,652)
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

Prior to First Banks' acquisition of CFHI on November 30, 2007, First Bank, headquartered in St. Louis, Missouri, was a wholly owned banking subsidiary of SFC. On November 30, 2007, First Banks completed its acquisition of CFHI, and its wholly owned banking subsidiary, Coast Bank of Florida (Coast Bank). The issued and outstanding shares of common stock of Coast Bank were exchanged for the newly issued and outstanding shares of non-voting Series B common stock of First Bank, and Coast Bank was subsequently merged with and into First Bank. As a result, SFC was owner of 100% of the voting Series A outstanding shares of common stock of First Bank and CFHI was owner of 100% of the non-voting Series B outstanding shares of common stock of First Bank. Thus, First Bank was 96.82% (restated) owned by SFC and 3.18% (restated) owned by CFHI as of December 31, 2007.

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

Restatement. On May 16, 2008, management and the Audit Committee of the Board of Directors of the Company (the Audit Committee) determined that the Company needed to restate its previously issued consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, and each of the quarterly periods in 2007 and 2006, and that these previously issued consolidated financial statements should no longer be relied upon, as a result of the identification of certain fraudulent transactions in the Company's mortgage banking division that were improperly recorded in the Company's consolidated financial statements due to the circumvention of established internal controls (the Transactions).

Throughout and prior to the periods identified above, the Company's mortgage banking division recorded the Transactions as increases or decreases to gain on loans sold and held for sale. The Transactions should have been recorded as increases or decreases in securities sold under agreements to repurchase. In addition, throughout and prior to the periods identified above, the Company's mortgage banking division did not record interest expense on these securities sold under agreements to repurchase.

The Audit Committee, with the assistance of legal counsel and other third parties, commissioned an investigation into the circumstances and possible irregularities that led to the improper recording of the Transactions in the Company's consolidated financial statements.

The cumulative effect of the Transactions on the consolidated financial statements through December 31, 2004 resulted in an overstatement of retained earnings of approximately $15.8 million. In addition, net income was overstated by approximately $5.3 million, $3.5 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, as a result of the Transactions.

In addition, the Company has elected to restate its consolidated financial statements for other matters that were previously determined to be immaterial to the consolidated financial statements taken as a whole. The cumulative net effect of these immaterial adjustments on the consolidated financial statements through December 31, 2004 resulted in an understatement of retained earnings of approximately $4.6 million. In addition, net income was overstated by approximately $2.5 million, $1.4 million and $171,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These matters are as follows:

     >> Accounting for certain loan origination costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases;

     >> Capitalization of interest cost in accordance with SFAS No. 34, Capitalization of Interest Cost;

     >> Accounting for rent expense in accordance with SFAS No. 13, Accounting for Leases;

     >>   Reclassification   of  losses   related  to  recourse   provisions  on
          repurchased mortgage loans from provision for loan losses to losses on loans sold and held for sale;

     >> Accounting for the Company's noncontributory defined benefit pension plan in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans; and

     >>   Other miscellaneous matters which are individually insignificant.

The Company has restated its consolidated financial statements to reflect the proper accounting treatment of the Transactions and other activity described above that were previously determined to be inconsequential to the consolidated financial statements taken as a whole. In connection with this restatement, Notes 1, 3, 4, 7, 10, 11, 13, 14, 16, 17, 18, 20, 21, 22 and 23 to the
consolidated financial statements have been restated. In addition, the unaudited quarterly condensed financial data for each of the quarters in 2007 and 2006 has been restated.

The effects of this restatement by individual financial statement line item on the consolidated balance sheets as of December 31, 2007 and 2006, and the consolidated statements of income, consolidated statements of changes in stockholders' equity and comprehensive income, and consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

                                                               Impact to Consolidated Balance Sheets
                                                    ----------------------------------------------------------
                                                         December 31, 2007              December 31, 2006
                                                    ---------------------------    ---------------------------
                                                                 (dollars expressed in thousands)

                                                          As                             As
                                                      Previously        As           Previously        As
                                                       Reported      Restated         Reported      Restated
                                                       --------      --------         --------      --------

     Unearned discount on loans...................  $    (14,528)      (11,598)         (15,418)      (10,131)
     Net loans....................................     8,714,863     8,717,793        7,520,752     7,526,039
     Bank premises and equipment, net.............       238,331       240,456          178,417       178,956
     Deferred income taxes........................       138,618       139,277          100,175        98,569
     Other assets.................................       122,332       121,728          115,707       115,576
     Total assets.................................    10,897,360    10,902,470       10,158,714    10,162,803
     Other borrowings.............................       376,123       409,616          373,899       398,639
     Subordinated debentures......................       353,752       353,752          297,966       297,369
     Deferred income taxes........................        46,834        48,209           42,826        43,434
     Accrued expenses and other liabilities.......        59,426        55,079          130,033       127,036
     Total liabilities............................    10,029,872    10,060,393        9,358,279     9,380,033
     Retained earnings............................       843,782       818,343          784,864       767,199
     Accumulated other comprehensive loss.........        (4,957)       (4,929)         (13,092)      (13,092)
     Total stockholders' equity...................       867,488       842,077          800,435       782,770
     Total liabilities and stockholders' equity...    10,897,360    10,902,470       10,158,714    10,162,803




                                                       Impact to Consolidated Statements of Income
                                      ----------------------------------------------------------------------------
                                                                 Year ended December 31,
                                      ----------------------------------------------------------------------------
                                                2007                      2006                      2005
                                      ------------------------  ------------------------  ------------------------
                                           As                        As                        As
                                       Previously      As        Previously      As        Previously      As
                                        Reported    Restated      Reported    Restated      Reported    Restated
                                        --------    --------      --------    --------      --------    --------
                                                 (dollars expressed in thousands, except per share data)

   Interest and fees on loans......... $ 629,825     627,468       581,503     577,634       424,095     420,999
   Total interest income..............   699,913     697,556       646,304     642,435       493,940     490,844
   Interest expense on
     other borrowings.................    16,634      16,298        16,803      17,511        18,240      18,676
   Interest expense on subordinated
     debentures.......................    24,514      25,111        22,833      25,352        20,557      21,301
   Total interest expense.............   316,461     316,722       261,862     265,089       168,259     169,439
   Net interest income................   383,452     380,834       384,442     377,346       325,681     321,405
   Provision for loan losses..........    75,000      65,056        12,000      12,000        (4,000)     (4,000)
   Net interest income after
     provision for loan losses........   308,452     315,778       372,442     365,346       329,681     325,405
   (Loss) gain on loans sold and
     held for sale....................    14,068      (4,583)       26,020      21,398        20,804      19,035
   Net loss on investment securities..    (1,646)     (3,077)       (1,813)     (1,813)       (2,873)     (2,873)
   Total noninterest income...........   103,269      83,187       112,943     108,321        96,085      94,316
   Salaries and employee
     benefits expense.................   172,510     171,018       166,864     162,523       139,764     135,573
   Occupancy expense, net of
     rental income....................    32,671      33,977        26,953      27,643        22,081      22,869
   Other expense......................    41,147      41,435        34,051      34,051        31,429      31,429
   Total noninterest expense..........   344,250     344,352       319,216     315,565       277,638     274,235
   Income before provision for
     income taxes and minority
     interest in income (loss)
     of subsidiary....................    67,471      54,613       166,169     158,102       148,128     145,486
   Provision for income taxes.........    10,159       5,075        55,062      51,872        52,509      51,464
   Income before minority interest
     in income (loss) of subsidiary...    57,312      49,538       111,107     106,230        95,619      94,022
   Net income.........................    57,234      49,460       111,694     106,817        96,906      95,309
   Net income available to common
     stockholders.....................    56,448      48,674       110,908     106,031        96,120      94,523
   Basic earnings per common share....  2,385.68    2,057.14      4,687.38    4,481.23      4,062.36    3,994.88
   Diluted earnings per common share..  2,379.45    2,055.42      4,630.72    4,426.83      4,007.46    3,939.79


                                                     Impact to Consolidated Statements of Changes in
                                                      Stockholders' Equity and Comprehensive Income
                                      ----------------------------------------------------------------------------
                                                                 Year ended December 31,
                                      ----------------------------------------------------------------------------
                                                2007                      2006                      2005
                                      ------------------------  ------------------------  ------------------------
                                           As                        As                        As
                                       Previously      As        Previously      As        Previously      As
                                        Reported    Restated      Reported    Restated      Reported    Restated
                                        --------    --------      --------    --------      --------    --------
                                                            (dollars expressed in thousands)

   Total stockholders' equity,
     January 1........................ $ 800,435     782,770       678,938     666,150       600,893     589,702
   Net income.........................    57,234      49,460       111,694     106,817        96,906      95,309
   Unrealized gains (losses) on
     investment securities............    (1,135)       (205)        3,666       3,666       (15,659)    (15,659)
   Total comprehensive income.........    65,369      58,525       118,508     113,631        78,831      77,234
   Impact of adoption of SFAS No. 158.        --        (902)           --          --            --          --
   Total stockholders' equity,
     December 31......................   867,488     842,077       800,435     782,770       678,938     666,150




                                                     Impact to Consolidated Statements of Cash Flows
                                      ----------------------------------------------------------------------------
                                                                 Year ended December 31,
                                      ----------------------------------------------------------------------------
                                                2007                      2006                      2005
                                      ------------------------  ------------------------  ------------------------
                                           As                        As                        As
                                       Previously      As        Previously      As        Previously      As
                                        Reported    Restated      Reported    Restated      Reported    Restated
                                        --------    --------      --------    --------      --------    --------
                                                            (dollars expressed in thousands)

 Cash Flows from Operating Activities:
   Net income......................... $  57,234      49,460       111,694     106,817        96,906      95,309
   Depreciation and amortization of
     bank premises and equipment......    21,610      21,848        18,912      18,927        17,381      17,381
   Other amortization, net
     of accretion.....................     3,941       4,538         5,668       8,187        11,261      12,005
   Proceeds from sales of loans held
     for sale.........................   669,571     650,920     1,161,224   1,156,602     1,187,671   1,185,902
   Provision for loan losses..........    75,000      65,056        12,000      12,000        (4,000)     (4,000)
   Provision for current income taxes.    15,731      12,646        44,854      42,448        53,725      52,734
   Provision for deferred
     income taxes.....................    (5,572)     (7,571)       10,208       9,424        (1,216)     (1,270)
   Loss (gain) on loans sold and
     held for sale....................   (14,068)      4,583       (26,020)    (21,398)      (20,804)    (19,035)
   Net loss on investment securities..     1,646       3,077         1,813       1,813         2,873       2,873
   Other operating activities, net....   (24,253)    (22,947)      (33,182)    (32,507)      (50,472)    (49,684)
   Net cash provided by (used in)
     operating activities.............   392,404     373,174       263,217     258,359       (13,486)    (14,596)
 Cash Flows from Investing Activities:
   Net increase in loans..............  (826,731)   (814,430)     (510,054)   (510,526)     (569,255)   (570,351)
   Purchases of bank premises
     and equipment....................   (52,788)    (54,612)      (37,904)    (38,304)      (17,128)    (17,281)
   Net cash used in investing
     activities.......................  (428,964)   (418,487)     (530,577)   (531,449)      (75,590)    (76,839)
 Cash Flows from Financing Activities:
   Decrease in securities sold under
     agreements to repurchase.........   (80,477)    (71,724)     (135,464)   (129,734)      (59,232)    (56,873)
   Net cash (used in) provided by
     financing activities.............  (101,322)    (92,569)      350,265     355,995       108,618     110,977
 Supplemental Disclosure of
   Cash Flow Information:
   Cash paid during the period
     for interest on liabilities......   329,315     330,803       255,632     256,740       162,144     162,734

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

Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans held for sale in the secondary mortgage market, frequently in the form of a mortgage-backed security, U.S. Small Business Administration (SBA) loans awaiting sale of the guaranteed portion to the SBA, and commercial real estate loans which may be identified for sale to specific buyers to achieve credit or loan concentration objectives. Loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. Additionally, the carrying value of the residential mortgage loans held for sale also includes the cost of hedging the loans held for sale. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on loans sold and held for sale in the consolidated statements of income in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification basis and reflect the difference between the value received upon sale and the carrying value of the loans held for sale, including the cost of hedging the residential mortgage loans held for sale and any recourse reserve established for potential repurchase obligations. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

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

A summary of First Banks' accounting policies for its derivative instruments and hedging activities is as follows:

     >> Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in noninterest income on each monthly measurement date. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged. In the event of early termination or ineffectiveness, the gain or loss on the cash flow hedge would continue to be reported as a component of other comprehensive income (loss) until the underlying transaction affects earnings, at which time it would be reflected as noninterest income.

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

On January 1, 2008, First Banks opted to measure servicing rights at fair value as permitted by SFAS No. 156 - Accounting for Servicing of Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $6.3 million (restated), which was recorded as an increase to beginning retained earnings. As such, effective January 1, 2008, changes in the fair value of mortgage and SBA servicing rights will be recognized in earnings in the period in which the change occurs.

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

Noncontributory Defined Benefit Pension Plan. First Banks has a noncontributory defined benefit pension plan covering certain current and former employees of a bank holding company acquired by First Banks in 1994 (the Plan) and subsequently merged with and into First Banks on December 31, 2002. First Banks discontinued the accumulation of benefits under the Plan in 1994, and as such, there is no longer any service cost being accrued by Plan participants. First Banks records annual amounts relating to the Plan based on calculations that incorporate various actuarial and other assumptions including discount rates, mortality rates, and assumed rates of return. First Banks reviews these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when deemed appropriate. The financial effect of modifications made to the assumptions is recorded in other comprehensive income beginning in 2007. First Banks currently utilizes the measurement date of September 30th and believes the assumptions utilized to measure the Plan's benefit obligation are reasonable based on its experience and market conditions.

Effective December 31, 2007, First Banks adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of the Plan and provide the required disclosures as of and for the year ended December 31, 2007. The funded status of the Plan is recognized as a net asset or liability and changes in the Plan's funded status are recognized through other comprehensive income to the extent those changes are not included in the net periodic cost. On December 31, 2007, First Banks recorded a cumulative effect of change in accounting principle of $902,000, which was recorded as a decrease to accumulated other comprehensive loss, as further described in Note 17 to the consolidated financial statements.

First Banks will adopt the measurement date provisions of SFAS No. 158 during 2008 which will require the Company to change its measurement date for plan assets and benefit obligations to December 31st.

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

On November 30, 2007,  First Banks  completed  its  acquisition  of CFHI and its wholly owned banking subsidiary, Coast Bank (collectively, Coast) for $12.1 million in cash. Coast was headquartered in Bradenton, Florida and operated 20 banking offices in Florida's Manatee, Pinellas, Hillsborough and Pasco counties. In addition, at the time of the acquisition, Coast had two planned de novo branch banking offices, one located in the Pinellas County community of Clearwater, and the other located in Sarasota County. The acquisition served to establish First Banks' banking franchise in the state of Florida. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $15.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the consolidated financial statements. At the time of the acquisition, Coast had assets of $660.4 million, loans, net of unearned discount, of $518.0 million, deposits of $628.1 million and stockholders' equity of $14.2 million. Preliminary goodwill was $10.1 million, the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $327,000 and other intangibles associated with non-compete agreements, which are being amortized over two years utilizing the straight-line method, were $176,000. CFHI operates as a wholly owned subsidiary of First Banks and owns 100% of the newly issued non-voting Class B common stock of First Bank. Coast Bank was merged with and into First Bank at the time of the acquisition, and accordingly, CFHI became the owner of 3.18% (restated) of First Bank, as further described in Note 1 to the consolidated financial statements.

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


(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2007 and 2006 were as follows:


                                                     Maturity
                                      --------------------------------------                       Gross
                                                                                  Total          Unrealized                Weighted
                                                                    After        Amortized   ------------------             Average
                                       1 Year      1-5     5-10    10 Years        Cost                Losses      Fair     Yield
                                       or Less    Years    Years  (Restated)    (Restated)    Gains  (Restated)    Value  (Restated)
                                       -------    -----    -----   --------      --------     -----   --------     -----   --------
                                                                   (dollars expressed in thousands)
 December 31, 2007:
   Carrying value:
     U.S. Treasury..................  $  75,116       --       --        --        75,116        19         --      75,135   2.49%
     U.S. Government sponsored
       agencies.....................     25,212   19,334       --       968        45,514       600         --      46,114   5.30
     Mortgage-backed securities.....      3,401   12,706   46,211   736,611       798,929     1,785    (16,755)    783,959   4.81
     State and political
       subdivisions.................      7,337   11,191   10,242     1,357        30,127       315         (8)     30,434   4.06
     Equity investments.............         --       --       --    28,316        28,316         5     (4,166)     24,155   4.16
     Federal Home Loan Bank and
       Federal Reserve Bank stock
       (no stated maturity).........     40,595       --       --        --        40,595        --         --      40,595   5.49
                                      ---------  -------  -------  --------     ---------    ------   --------   ---------
          Total.....................  $ 151,661   43,231   56,453   767,252     1,018,597     2,724    (20,929)  1,000,392   4.65
                                      =========  =======  =======  ========     =========    ======   ========   =========   ====

   Fair value:
     Debt securities................  $ 111,211   43,811   56,436   724,184
     Equity securities..............     40,595       --       --    24,155
                                      ---------  -------  -------  --------
          Total.....................  $ 151,806   43,811   56,436   748,339
                                      =========  =======  =======  ========

   Weighted average yield...........       3.85%    4.87%    4.47%     4.81%
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

First Banks recorded other-than-temporary impairment of $1.4 million (restated) during the year ended December 31, 2007 on an equity investment. The $1.4 million represented the difference between the cost basis and fair value of the equity security as of December 31, 2007. There was no other temporary impairment recorded in 2006 and 2005.

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

Investment securities with a carrying value of approximately $596.7 million (restated) and $614.0 million (restated) at December 31, 2007 and 2006, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, were as follows:

                                                                    December 31, 2007
                                       ---------------------------------------------------------------------------
                                         Less than 12 months        12 months or more               Total
                                       -----------------------   -----------------------   -----------------------
                                                                   Fair      Unrealized      Fair      Unrealized
                                         Fair      Unrealized      Value       Losses        Value       Losses
                                         Value       Losses      (Restated)  (Restated)    (Restated)  (Restated)
                                         -----       ------       --------    --------      --------    --------
                                                            (dollars expressed in thousands)
 Available for sale:
   Mortgage-backed securities.......   $  59,902        (178)      511,820     (16,577)      571,722     (16,755)
   State and political subdivisions.         999          (1)        2,519          (7)        3,518          (8)
   Equity investments...............       8,581      (4,166)           --          --         8,581      (4,166)
                                       ---------     -------      --------    --------     ---------    --------
        Total.......................   $  69,482      (4,345)      514,339     (16,584)      583,821     (20,929)
                                       =========     =======      ========    ========     =========    ========

 Held to maturity:
   Mortgage-backed securities.......   $      --          --         4,703         (52)        4,703         (52)
   State and political subdivisions.          --          --           975          (5)          975          (5)
                                       ---------     -------      --------    --------     ---------    --------
        Total.......................   $      --          --         5,678         (57)        5,678         (57)
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

Equity investments - The unrealized losses on investments in equity investments consist of an unrealized loss of $4.2 million (restated) on an investment in the common stock of a single company in the financial services industry caused by economic events affecting the financial services industry as a whole. First Banks' investment in this company has been in an unrealized loss position for approximately seven months through December 31, 2007. First Banks evaluated the near-term prospects of the company in relation to the severity and duration of the impairment. Based on that evaluation and First Banks' ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, this investment is not considered other-than-temporarily impaired.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                                                                2007
                                                                             (Restated)     2006        2005
                                                                              --------      ----        ----
                                                                              (dollars expressed in thousands)

         Balance, beginning of year........................................  $ 145,729     135,330     150,707
         Acquired allowances for loan losses...............................     14,425       5,208       1,989
                                                                             ---------    --------    --------
                                                                               160,154     140,538     152,696
                                                                             ---------    --------    --------
         Loans charged-off.................................................    (65,494)    (22,203)    (33,123)
         Recoveries of loans previously charged-off........................      8,675      15,394      19,757
                                                                             ---------    --------    --------
              Net loans charged-off........................................    (56,819)     (6,809)    (13,366)
                                                                             ---------    --------    --------
         Provision for loan losses.........................................     65,056      12,000      (4,000)
                                                                             ---------    --------    --------
         Balance, end of year..............................................  $ 168,391     145,729     135,330
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
                                                                                    ========     =======

Amortization of SBA servicing rights at December 31, 2007 has been estimated in the following table:

                                                                              (dollars expressed in thousands)

         Year ending December 31:
              2008......................................................................  $ 1,523
              2009......................................................................    1,239
              2010......................................................................    1,004
              2011......................................................................      812
              2012......................................................................      654
              Thereafter................................................................    2,236
                                                                                          -------
                  Total.................................................................  $ 7,468
                                                                                          =======


(7)      BANK PREMISES AND EQUIPMENT, NET

Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2007 and 2006:

                                                                                      2007         2006
                                                                                   (Restated)   (Restated)
                                                                                    --------     --------
                                                                              (dollars expressed in thousands)

         Land...................................................................   $  52,187       42,386
         Buildings and improvements.............................................     168,135      126,903
         Furniture, fixtures and equipment......................................     144,999      124,980
         Leasehold improvements.................................................      30,825       25,250
         Construction in progress...............................................      27,995       18,620
                                                                                   ---------    ---------
              Total.............................................................     424,141      338,139
         Less: Accumulated depreciation and amortization........................    (183,685)    (159,183)
                                                                                   ---------    ---------
              Bank premises and equipment, net..................................   $ 240,456      178,956
                                                                                   =========    =========

First Banks capitalized interest cost of $1.8 million (restated), $400,000 (restated) and $154,000 (restated) during the years ended December 31, 2007, 2006 and 2005, respectively.

Depreciation and amortization expense for the years ended December 2007, 2006 and 2005 was $21.8 million (restated), $18.9 million and $17.4 million, respectively.

First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $22.8 million (restated), $18.6 million (restated) and $16.3 million (restated) for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

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

(9)      MATURITIES OF TIME DEPOSITS

A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2007 is as follows:

                                                             Time deposits of   Other time
                                                             $100,000 or more    deposits         Total
                                                             ----------------    --------         -----
                                                                      (dollars expressed in thousands)
         Year ending December 31:
              2008............................................  $ 1,402,611      2,293,748      3,696,359
              2009............................................       85,143        231,486        316,629
              2010............................................       22,189         74,448         96,637
              2011............................................       20,752         28,265         49,017
              2012............................................       15,525         17,092         32,617
              Thereafter......................................          637            598          1,235
                                                                -----------     ----------     ----------
                  Total.......................................  $ 1,546,857      2,645,637      4,192,494
                                                                ===========     ==========     ==========

(10)     OTHER  BORROWINGS

Other borrowings were comprised of the following at December 31, 2007 and 2006:

                                                                                        2007        2006
                                                                                     (Restated)  (Restated)
                                                                                      --------    --------
                                                                                (dollars expressed in thousands)
         Securities sold under agreements to repurchase:
              Daily...............................................................   $ 198,766     169,874
              Monthly.............................................................      33,493      24,740
              Term................................................................     100,000     200,000
         Federal funds purchased..................................................      76,500          --
         FHLB advances............................................................         857       4,025
                                                                                     ---------    --------
                  Total...........................................................   $ 409,616     398,639
                                                                                     =========    ========

The average balance of other borrowings was $389.4 million (restated) and $402.2 million (restated) and the maximum month-end balance of other borrowings was $458.2 million (restated) and $555.3 million (restated) for the years ended December 31, 2007 and 2006, respectively. The average rates paid on other borrowings during the years ended December 31, 2007, 2006 and 2005 were 4.19% (restated), 4.35% (restated) and 3.17% (restated), respectively. Interest expense on securities sold under agreements to repurchase was $15.3 million (restated), $16.8 million (restated) and $16.9 million (restated) for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense on FHLB advances was $348,000, $689,000 and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense on federal funds purchased was $130,000, $63,000 and $143,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The assets underlying the daily securities sold under agreements to repurchase and the FHLB advances are held by First Banks. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. As further described in Note 5 to the consolidated financial statements, the interest rate floor agreements included within the term repurchase agreements represent embedded derivative instruments.

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

On February 12, 2008, First Banks entered into First and Second Amendments to its existing $125.0 million Secured Credit Agreement. These amendments included modifications to certain financial covenants, the collateral pledge agreement and the maturity date of the revolving credit facility.

First Banks was not in compliance with all restrictions amd requirements of the respective credit agreements at December 31, 2007 and 2006 as a result of the restatement described in Note 1 to the consolidated financial statements. However, on May 19, 2008, First Banks subsequently terminated the Secured Credit Agreement, as further discussed in Note 25 to the consolidated financial statements, and paid the balance of the obligation in full.

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



(13)     INCOME TAXES

Provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of:

                                                                                   2007       2006       2005
                                                                                (Restated) (Restated) (Restated)
                                                                                 --------   --------   --------

                                                                                (dollars expressed in thousands)
         Current provision for taxes:
              Federal........................................................    $ 20,687     39,577     47,479
              State..........................................................       2,705      2,871      5,255
                                                                                 --------    -------    -------
                                                                                   23,392     42,448     52,734
                                                                                 --------    -------    -------
         Deferred provision for taxes:
              Federal........................................................      (4,774)     9,441         82
              State..........................................................      (2,797)       (17)    (1,352)
                                                                                 --------    -------    -------
                                                                                   (7,571)     9,424     (1,270)
                                                                                 --------    -------    -------
         Reduction in deferred tax asset valuation allowance.................     (10,746)        --         --
                                                                                 --------    -------    -------
                  Total......................................................    $  5,075     51,872     51,464
                                                                                 ========    =======    =======


The effective rates of federal income taxes for the years ended December 31, 2007, 2006 and 2005 differ from the federal statutory rates of taxation as follows:

                                                                          Years Ended December 31,
                                                         ----------------------------------------------------------
                                                                2007                2006                2005
                                                             (Restated)          (Restated)          (Restated)
                                                         ------------------  ------------------  ------------------
                                                          Amount   Percent    Amount   Percent    Amount   Percent
                                                          ------   -------    ------   -------    ------   -------
                                                                      (dollars expressed in thousands)
         Income before provision for income taxes
           and minority interest in income (loss)
           of subsidiary..............................   $  54,613           $ 158,102           $ 145,486
                                                         =========           =========           =========
         Provision for income taxes calculated
           at federal statutory income tax rates......   $  19,115   35.0%   $  55,336   35.0%   $  50,920   35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment..............        (961)  (1.8)        (908)  (0.6)        (889)  (0.6)
           State income taxes.........................         (98)  (0.2)       3,120    2.0        4,654    3.2
           Reduction in prior year contingency
               reserve................................          --     --       (4,154)  (2.6)      (2,116)  (1.5)
           Bank owned life insurance, net of premium..      (1,283)  (2.3)      (1,022)  (0.6)      (1,602)  (1.1)
           Reduction in deferred tax asset
               valuation allowance....................     (10,746) (19.7)          --     --           --     --
           Other, net.................................        (952)  (1.7)        (500)  (0.4)         497    0.4
                                                         ---------  -----    ---------  -----    ---------  -----
                 Provision for income taxes...........   $   5,075    9.3%   $  51,872   32.8%   $  51,464   35.4%
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were as follows:

                                                                                          December 31,
                                                                                          ------------
                                                                                        2007        2006
                                                                                     (Restated)  (Restated)
                                                                                      --------    --------
                                                                                 (dollars expressed in thousands)
              Deferred tax assets:
                  Net operating loss carryforwards................................   $  23,143      26,267
                  Deferred built-in loss carryforward.............................       3,105       3,345
                  Allowance for loan losses.......................................      88,835      60,052
                  Loans held for sale.............................................       1,558         572
                  Alternative minimum and general business tax credits............       3,489       3,510
                  Interest on nonaccrual loans....................................       6,001       2,286
                  Deferred compensation...........................................       7,842       7,732
                  Net fair value adjustment for available-for-sale
                    investment securities.........................................       6,356       6,312
                  Net fair value adjustment for derivative instruments............          --         755
                  Partnership and corporate investments...........................       8,466       7,079
                  Overdraft, robbery and other fraud losses.......................       5,612          --
                  Accrued contingent liabilities..................................       2,635         533
                  Other...........................................................       5,513       1,527
                                                                                     ---------    --------
                      Gross deferred tax assets...................................     162,555     119,970
                                                                                     ---------    --------
                  Valuation allowance.............................................     (23,278)    (21,401)
                                                                                     ---------    --------
                      Deferred tax assets, net of valuation allowance.............     139,277      98,569
                                                                                     ---------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................       7,427       8,672
                  Servicing rights................................................       1,909         919
                  Net fair value adjustment for derivative instruments............       4,171          --
                  Core deposit intangibles........................................       5,252       8,887
                  Customer list intangibles.......................................       8,695       9,307
                  Discount on loans...............................................       5,246       5,446
                  Equity investments..............................................       5,707       6,103
                  State taxes.....................................................       7,309       2,725
                  Other ..........................................................       2,493       1,375
                                                                                     ---------    --------
                      Deferred tax liabilities....................................      48,209      43,434
                                                                                     ---------    --------
                      Net deferred tax assets.....................................   $  91,068      55,135
                                                                                     =========    ========



The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax assets of $91.1 million (restated) at December 31, 2007.

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
                                                                                    ========

At December 31, 2007 and January 1, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate were $1.7 million and $1.4 million, respectively.

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

(14)     EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005:

                                                                                                  Per Share
                                                                       Income        Shares        Amount
                                                                     (Restated)    (Restated)    (Restated)
                                                                      --------      --------      --------
                                                             (dollars in thousands, except share and per share data)

         Year ended December 31, 2007:
           Basic EPS - income available to common stockholders...     $ 48,674        23,661     $ 2,057.14
           Effect of dilutive securities:
              Class A convertible preferred stock................          769           394          (1.72)
                                                                      --------      --------     ----------
           Diluted EPS - income available to common stockholders.     $ 49,443        24,055     $ 2,055.42
                                                                      ========      ========     ==========

         Year ended December 31, 2006:
           Basic EPS - income available to common stockholders...     $106,031        23,661     $ 4,481.23
           Effect of dilutive securities:
              Class A convertible preferred stock................          769           465         (54.40)
                                                                      --------      --------     ----------
           Diluted EPS - income available to common stockholders.     $106,800        24,126     $ 4,426.83
                                                                      ========      ========     ==========

         Year ended December 31, 2005:
           Basic EPS - income available to common stockholders...     $ 94,523        23,661     $ 3,994.88
           Effect of dilutive securities:
              Class A convertible preferred stock................          769           526         (55.09)
                                                                      --------      --------     ----------
           Diluted EPS - income available to common stockholders.     $ 95,292        24,187     $ 3,939.79
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

The estimated fair value of First Banks' financial instruments at December 31, 2007 and 2006 were as follows:


                                                                2007 (Restated)               2006 (Restated)
                                                           ------------------------      ------------------------
                                                            Carrying     Estimated        Carrying     Estimated
                                                              Value      Fair Value         Value      Fair Value
                                                              -----      ----------         -----      ----------
                                                                      (dollars expressed in thousands)
         Financial Assets:
           Cash and cash equivalents...................    $  231,675       231,675         369,557       369,557
           Investment securities:
               Trading.................................            --            --          81,168        81,168
               Available for sale......................     1,000,392     1,000,392       1,359,729     1,359,729
               Held to maturity........................        18,879        19,078          24,049        23,971
           Net loans...................................     8,717,793     8,636,455       7,526,039     7,330,808
           Derivative instruments......................        13,728        13,728          (1,573)       (1,573)
           Bank-owned life insurance...................       116,619       116,619         113,778       113,778
           Accrued interest receivable.................        55,193        55,193          55,464        55,464

         Financial Liabilities:
           Deposits:
               Noninterest-bearing demand..............    $1,259,123     1,259,123       1,281,108     1,281,108
               Interest-bearing demand.................       980,850       980,850         981,939       981,939
               Savings and money market................     2,716,726     2,716,726       2,352,575     2,352,575
               Time deposits...........................     4,192,494     4,227,747       3,827,464     3,827,464
           Other borrowings............................       409,616       409,616         398,639       398,639
           Notes payable...............................        39,000        39,000          65,000        65,000
           Accrued interest payable....................        18,639        18,639          28,176        28,176
           Subordinated debentures.....................       353,752       353,200         297,369       302,705

         Off-Balance Sheet Financial Instruments:
           Commitments to extend credit, standby
               letters of credit and financial
               guarantees..............................    $    1,582         1,582           1,363         1,363

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

First Banks has a noncontributory defined benefit pension plan covering certain current and former employees of a bank holding company acquired by First Banks in 1994 and subsequently merged with and into First Banks on December 31, 2002. First Banks discontinued the accumulation of benefits under the Plan in 1994, and as such, there is no longer any service cost being accrued by Plan participants. During 2007, First Banks adopted the provisions of SFAS No. 158 which resulted in the recognition of a cumulative effect of change in accounting principle of $902,000 (restated), which was recorded as a decrease to accumulated other comprehensive loss, as further described in Note 1 to the consolidated financial statements.

At December 31, 2007 and 2006, First Banks had an accrued pension liability of $1.1 million and $0, respectively, which represents the difference between the fair value of Plan assets and the projected benefit obligation of the Plan, and is reflected in accrued expenses and other liabilities in the consolidated balance sheets. At December 31, 2007 and 2006, the projected benefit obligation of the Plan was $11.6 million and $10.3 million, respectively, and the fair value of plan assets was $10.5 million and $10.3 million, respectively. First Banks expects to contribute approximately $400,000 to the Plan in 2008. The following pension benefit payments are expected to be paid to Plan participants by the Plan for the periods indicated:


        Year ending December 31:
          2008..............................................  $   813
          2009..............................................      825
          2010..............................................      858
          2011..............................................      861
          2012..............................................      856
          Thereafter........................................    4,039

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

Other comprehensive income (loss) of $9.1 million (restated), $6.8 million and ($18.1) million, as presented in the accompanying consolidated statements of changes in stockholders' equity and comprehensive income, is reflected net of income tax expense (benefit) of $4.9 million (restated), $3.7 million and ($9.7) million for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective December 31, 2007, First Banks adopted the recognition and disclosure provisions of SFAS No. 158, which resulted in the recognition of a cumulative effect of change in accounting principle of $902,000 (restated), which was recorded as a decrease to other comprehensive income, as further described in
Note 1 and Note 17 to the consolidated financial statements.

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

The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. The business segment results are summarized as follows:

                                                                        Corporate, Other
                                                                        and Intercompany
                                          First Bank                    Reclassifications                Consolidated Totals
                             ----------------------------------- -------------------------------- ----------------------------------
                                 2007        2006        2005       2007       2006       2005       2007        2006        2005
                              (Restated)  (Restated)  (Restated) (Restated) (Restated) (Restated) (Restated)  (Restated)  (Restated)
                               --------    --------    --------   --------   --------   --------   --------    --------    --------
                                                                 (dollars expressed in thousands)
Balance sheet information:

Investment securities......  $   997,486   1,439,118   1,324,219    21,785     25,828     16,564   1,019,271   1,464,946  1,340,783
Loans, net of unearned
    discount...............    8,886,184   7,671,768   7,025,587        --         --         --   8,886,184   7,671,768  7,025,587
Goodwill and other
    intangible assets......      315,651     295,382     191,901        --         --         --     315,651     295,382    191,901
Total assets...............   10,872,602  10,120,335   9,152,276    29,868     42,468     21,402  10,902,470  10,162,803  9,173,678
Deposits...................    9,164,868   8,550,062   7,601,162   (15,675)  (106,976)   (59,331)  9,149,193   8,443,086  7,541,831
Other borrowings...........      409,616     398,639     558,184        --         --         --     409,616     398,639    558,184
Notes payable..............           --          --          --    39,000     65,000    100,000      39,000      65,000    100,000
Subordinated debentures....           --          --          --   353,752    297,369    212,345     353,752     297,369    212,345
Stockholders' equity.......    1,203,008   1,068,823     916,379  (360,931)  (286,053)  (250,229)    842,077     782,770    666,150
                             ===========  ==========  ==========  ========   ========   ========  ==========  ==========  =========

Income statement information:

Interest income............  $   696,387     641,231     490,086     1,169      1,204        758     697,556     642,435    490,844
Interest expense...........      289,366     234,690     146,044    27,356     30,399     23,395     316,722     265,089    169,439
                             -----------  ----------  ----------  --------   --------   --------  ----------  ----------  ---------
  Net interest income......      407,021     406,541     344,042   (26,187)   (29,195)   (22,637)    380,834     377,346    321,405
Provision for loan losses..       65,056      12,000      (4,000)       --         --         --      65,056      12,000     (4,000)
                             -----------  ----------  ----------  --------   --------   --------  ----------  ----------  ---------
  Net interest income
    after provision
    for loan losses........      341,965     394,541     348,042   (26,187)   (29,195)   (22,637)    315,778     365,346    325,405
Noninterest income.........       84,980     107,927      95,102    (1,793)       394       (786)     83,187     108,321     94,316
Amortization of intangible
    assets.................       12,419       8,195       4,850        --         --         --      12,419       8,195      4,850
Other noninterest expense..      328,224     303,817     266,231     3,709      3,553      3,154     331,933     307,370    269,385
                             -----------  ----------  ----------  --------   --------   --------  ----------  ----------  ---------
  Income before provision
    for income taxes and
    minority interest in
    income (loss) of
    subsidiary.............       86,302     190,456     172,063   (31,689)   (32,354)   (26,577)     54,613     158,102    145,486
Provision for income taxes.       16,584      63,444      60,732   (11,509)   (11,572)    (9,268)      5,075      51,872     51,464
                             -----------  ----------   ---------  --------   --------   --------  ----------  ----------  ---------
  Income before minority
    interest in income
    (loss) of subsidiary...       69,718     127,012     111,331   (20,180)   (20,782)   (17,309)     49,538     106,230     94,022
Minority interest in
    income (loss) of
    subsidiary.............           78        (587)     (1,287)       --         --         --          78        (587)    (1,287)
                             -----------  ----------  ----------  --------   --------   --------  ----------  ----------  ---------
  Net income...............  $    69,640     127,599     112,618   (20,180)   (20,782)   (17,309)     49,460     106,817     95,309
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

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, First Bank was well capitalized. Management believes First Banks was adequately capitalized at December 31, 2007 and well capitalized at December 31, 2006. As of December 31, 2007, the most recent notification from First Banks' primary regulator categorized First Bank as well capitalized and First Banks as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized and adequately capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At December 31, 2007 and 2006, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                            Actual
                                          ------------------------------------------    For          To be Well
                                             2007 (Restated)       2006 (Restated)    Capital     Capitalized Under
                                          --------------------  --------------------  Adequacy    Prompt Corrective
                                             Amount     Ratio      Amount     Ratio   Purposes    Action Provisions
                                             ------     -----      ------     -----   --------    -----------------
                                                (dollars expressed in thousands)

Total capital (to risk-weighted assets):
    First Banks.........................  $1,008,253     9.84%   $ 912,130    10.04%     8.0%           10.0%
    First Bank..........................   1,023,990    10.01      907,061    10.02      8.0            10.0

Tier 1 capital (to risk-weighted assets):
    First Banks.........................     811,432     7.92      766,413     8.44      4.0             6.0
    First Bank..........................     895,571     8.75      793,477     8.77      4.0             6.0

Tier 1 capital (to average assets):
    First Banks.........................     811,432     7.99      766,413     7.89      3.0             5.0
    First Bank..........................     895,571     8.85      793,477     8.19      3.0             5.0

In March 2005,  the Federal  Reserve  adopted a final rule,  Risk-Based  Capital
Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve's final rules that will be effective in March 2009, if implemented as of December 31, 2007, would reduce First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.06% (restated) and 7.13% (restated), respectively, and would not have an impact on total capital (to risk-weighted assets).

(22)     DISTRIBUTION OF EARNINGS OF FIRST BANK

First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $103.0 million (restated) at December 31, 2007, unless prior permission of the regulatory authorities is obtained.

(23)     PARENT COMPANY ONLY FINANCIAL INFORMATION

Following are condensed balance sheets of First Banks, Inc. as of December 31, 2007 and 2006, and condensed statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005:


                                                CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                                    ------------------------
                                                                                        2007        2006
                                                                                     (Restated)  (Restated)
                                                                                      --------    --------
                                                                                (dollars expressed in thousands)
                                                 Assets
                                                 ------
         Cash deposited in First Bank............................................    $   14,791      16,688
         Cash deposited in unaffiliated financial institutions...................            --          26
                                                                                     ----------   ---------
              Total cash ........................................................        14,791      16,714
         Investment securities...................................................        21,785      25,828
         Investment in subsidiaries..............................................     1,202,855   1,069,303
         Advances due from CFHI..................................................         1,401          --
         Advances due from SFC...................................................            --      90,000
         Other assets............................................................         8,216      17,014
                                                                                     ----------   ---------
              Total assets.......................................................    $1,249,048   1,218,859
                                                                                     ==========   =========

                                  Liabilities and Stockholders' Equity
                                  ------------------------------------

         Notes payable...........................................................    $   39,000      65,000
         Subordinated debentures.................................................       353,752     297,369
         Accrued expenses and other liabilities..................................        14,219      73,720
                                                                                     ----------   ---------
              Total liabilities..................................................       406,971     436,089
         Stockholders' equity....................................................       842,077     782,770
                                                                                     ----------   ---------
              Total liabilities and stockholders' equity.........................    $1,249,048   1,218,859
                                                                                     ==========   =========


                                             CONDENSED STATEMENTS OF INCOME

                                                                                  Years Ended December 31,
                                                                             ----------------------------------
                                                                                2007        2006        2005
                                                                             (Restated)  (Restated)  (Restated)
                                                                              --------    --------    --------
                                                                              (dollars expressed in thousands)

         Income:
           Dividends from subsidiaries...................................    $  45,000      70,000      94,050
           Management fees from subsidiaries.............................       34,386      35,525      31,975
           (Loss) gain on sale of available-for-sale
              investment securities......................................       (1,286)        767          --
           Other.........................................................        1,424       2,284       1,049
                                                                             ---------    --------    --------
              Total income...............................................       79,524     108,576     127,074
                                                                             ---------    --------    --------
         Expense:
           Interest......................................................       27,537      30,875      23,604
           Salaries and employee benefits................................       23,829      25,530      23,238
           Legal, examination and professional fees......................        2,979       3,796       3,959
           Charitable contributions......................................        1,905       1,068         100
           Other.........................................................       10,037       9,660       8,687
                                                                             ---------    --------    --------
              Total expense..............................................       66,287      70,929      59,588
                                                                             ---------    --------    --------
              Income before benefit for income taxes and equity
                in undistributed earnings of subsidiaries................       13,237      37,647      67,486
         Benefit for income taxes........................................      (11,535)    (11,572)     (9,264)
                                                                             ---------    --------    --------
              Income before equity in undistributed earnings
                of subsidiaries..........................................       24,772      49,219      76,750
         Equity in undistributed earnings of subsidiaries................       24,688      57,598      18,559
                                                                             ---------    --------    --------
              Net income.................................................    $  49,460     106,817      95,309
                                                                             =========    ========    ========



                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                             ----------------------------------
                                                                                2007        2006        2005
                                                                             (Restated)  (Restated)  (Restated)
                                                                              --------    --------    --------
                                                                               (dollars expressed in thousands)

         Cash flows from operating activities:
           Net income....................................................    $  49,460     106,817      95,309
           Adjustments to reconcile net income to net cash provided by
              (used in) operating activities:
                Net income of subsidiaries...............................      (69,688)   (127,598)   (112,609)
                Dividends from subsidiaries..............................       45,000      70,000      94,050
                Decrease (increase) in advances due from SFC.............       90,000     (90,000)         --
                Other, net...............................................       10,057      (8,973)      5,366
                                                                             ---------    --------    --------
                  Net cash provided by (used in) operating activities....      124,829     (49,754)     82,116
                                                                             ---------    --------    --------

         Cash flows from investing activities:
           Increase in investment securities.............................       (2,616)     (6,375)     (5,304)
           Investment in common securities of affiliated business
              and statutory trusts.......................................       (2,322)     (4,178)         --
           Payments from redemption of investment in common securities
              of affiliated business and statutory trusts................        2,481          --       1,778
           Acquisitions of subsidiaries..................................      (50,749)    (85,514)    (52,400)
           Capital contributions to subsidiaries.........................      (40,000)         --          --
           Other, net....................................................       (1,401)     (1,682)      1,340
                                                                             ---------    --------    --------
                  Net cash used in investing activities..................      (94,607)    (97,749)    (54,586)
                                                                             ---------    --------    --------

         Cash flows from financing activities:
           Advances drawn on notes payable...............................       35,000          --     100,000
           Repayments of notes payable...................................      (61,000)    (35,000)    (15,000)
           Proceeds from issuance of subordinated debentures.............       77,322     139,178          --
           Repayments of subordinated debentures.........................      (82,681)         --     (59,278)
           Payment of preferred stock dividends..........................         (786)       (786)       (786)
                                                                             ---------    --------    --------
                  Net cash (used in) provided by financing activities....      (32,145)    103,392      24,936
                                                                             ---------    --------    --------
                  Net (decrease) increase in cash........................       (1,923)    (44,111)     52,466
         Cash, beginning of year.........................................       16,714      60,825       8,359
                                                                             ---------    --------    --------
         Cash, end of year...............................................    $  14,791      16,714      60,825
                                                                             =========    ========    ========

         Noncash investing activities:
           Cash paid for interest........................................    $  28,685      28,843      18,690
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

(25) EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

On May 14, 2008, First Banks formed FB Holdings, LLC, a limited liability company organized in the state of Missouri (FB Holdings). FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank. During the second quarter of 2008, First Bank contributed nonperforming loans and assets with a fair value of approximately $88.6 million and FCA, a corporation owned by First Banks' Chairman of the Board and members of his immediately family, contributed cash of $85.0 million to FB Holdings. In July 2008, First Bank contributed cash of $9.0 million and nonperforming loans with a fair value of approximately $6.5 million and FCA contributed cash of $15.0 million to FB Holdings. As a result, First Bank owns 51.01% and FCA owns the remaining 48.99% of FB Holdings. The contribution of cash by FCA is reflected as minority interest in the Company's consolidated financial statements and, consequently, increased the Company's total risk-based capital ratio.

On May 15, 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement (the New Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP). Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board, and members of his immediate family.

The New Credit Agreement provides for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. Advances outstanding under the New Credit Agreement bear interest at the three-month LIBOR plus 300 basis points. Interest is payable on outstanding advances on the first day of each month (in arrears) and the aggregate principal balance of all outstanding advances and any accrued interest thereon is due and payable in full on June 30, 2009, the maturity date of the New Credit Agreement. The maturity date of the New Credit Agreement may be accelerated at the option of Investors of America, LP if an event of default under the New Credit Agreement has occurred and has not been cured to the satisfaction of Investors of America LP. The default provisions of the New Credit Agreement are normal and customary for agreements of this type. In this situation, the aggregate principal balance of all outstanding advances and any accrued interest thereon will become immediately due and payable in full. The New Credit Agreement is secured by First Banks' ownership interest in all of the capital stock of both SFC and CFHI.

First Banks advanced the entire $30.0 million under the New Credit Agreement on May 15, 2008 and utilized the proceeds of the advance to terminate and repay in full all of the obligations under its existing Amended Secured Credit Agreement. In July 2008, First Banks repaid in full its outstanding balance under the New Credit Agreement in the aggregate amount of $30.0 million, including the accrued interest thereon.

On May 19, 2008, First Banks entered into a Termination Agreement regarding the Amended Secured Credit Agreement. In accordance with the terms and conditions of the Termination Agreement, First Banks repaid in full all of its existing obligations associated with the Amended Secured Credit Agreement in the aggregate amount of $58.1 million, including the accrued interest and fees thereon. First Banks repaid in full its obligations under the Secured Credit Agreement with existing cash reserves, dividends from First Bank, and advances under the New Credit Agreement. First Banks did not incur any significant or unusual early termination penalties under the terms and conditions of the Termination Agreement or recognize any gain or loss upon termination.


                                                  FIRST BANKS, INC.

                                   QUARTERLY CONDENSED FINANCIAL DATA -- UNAUDITED
-----------------------------------------------------------------------------------------------------------------------

                                                                                 2007 Quarter Ended
                                                             ----------------------------------------------------------
                                                                March 31       June 30    September 30    December 31
                                                               (Restated)    (Restated)    (Restated)     (Restated)
                                                                --------      --------      --------       --------
                                                              (dollars expressed in thousands, except per share data)

  Interest income............................................  $ 171,080       176,572       177,532        172,372
  Interest expense...........................................     77,002        81,104        80,038         78,578
                                                               ---------      --------      --------       --------
     Net interest income.....................................     94,078        95,468        97,494         93,794
  Provision for loan losses..................................      3,500         3,417        13,503         44,636
                                                               ---------      --------      --------       --------
     Net interest income after provision for loan losses.....     90,578        92,051        83,991         49,158
  Noninterest income.........................................     22,609        19,599        19,851         21,128
  Noninterest expense........................................     85,988        84,711        84,774         88,879
                                                               ---------      --------      --------       --------
     Income (loss) before provision (benefit) for income
       taxes and minority interest in income (loss)
       of subsidiary.........................................     27,199        26,939        19,068        (18,593)
  Provision (benefit) for income taxes.......................      9,746         9,537         6,470        (20,678)
                                                               ---------      --------      --------       --------
     Income before minority interest in income (loss)
       of subsidiary.........................................     17,453        17,402        12,598          2,085
  Minority interest in income (loss) of subsidiary...........         70            31            74            (97)
                                                               ---------      --------      --------       --------
     Net income..............................................  $  17,383        17,371        12,524          2,182
                                                               =========      ========      ========       ========

  Earnings per common share:
     Basic...................................................  $  726.34        728.65        521.02          81.14
                                                               =========      ========      ========       ========

     Diluted.................................................  $  722.43        720.40        520.77          81.14
                                                               =========      ========      ========       ========


                                                                                 2007 Quarter Ended
                                                             ----------------------------------------------------------
                                                                March 31       June 30    September 30    December 31
                                                             (As Reported)  (As Reported) (As Reported)  (As Reported)
                                                              -----------    -----------   -----------    -----------
                                                               (dollars expressed in thousands, except per share data)

  Interest income............................................  $ 171,827       177,319       178,105        172,662
  Interest expense...........................................     76,966        80,548        80,259         78,688
                                                               ---------      --------      --------       --------
     Net interest income.....................................     94,861        96,771        97,846         93,974
  Provision for loan losses..................................      3,500         5,500        17,000         49,000
                                                               ---------      --------      --------       --------
     Net interest income after provision for loan losses.....     91,361        91,271        80,846         44,974
  Noninterest income.........................................     24,583        24,037        26,840         27,809
  Noninterest expense........................................     85,701        84,435        84,529         89,585
                                                               ---------      --------      --------       --------
     Income (loss) before provision (benefit) for
       income taxes and minority interest in income
       (loss) of subsidiary..................................     30,243        30,873        23,157        (16,802)
  Provision (benefit) for income taxes.......................     10,950        11,092         8,087        (19,970)
                                                               ---------      --------      --------       --------
     Income before minority interest in income (loss)
       of subsidiary.........................................     19,293        19,781        15,070          3,168
  Minority interest in income (loss) of subsidiary...........         70            31            74            (97)
                                                               ---------      --------      --------       --------
     Net income..............................................  $  19,223        19,750        14,996          3,265
                                                               =========      ========      ========       ========

  Earnings per common share:
     Basic...................................................  $  804.12        829.17        625.48         126.91
                                                               =========      ========      ========       ========

     Diluted.................................................  $  799.23        821.63        623.84         126.91
                                                               =========      ========      ========       ========



                                                   FIRST BANKS, INC.

                                QUARTERLY CONDENSED FINANCIAL DATA -- UNAUDITED (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                 2006 Quarter Ended
                                                             ----------------------------------------------------------
                                                                March 31       June 30    September 30    December 31
                                                               (Restated)    (Restated)    (Restated)     (Restated)
                                                                --------      --------      --------       --------
                                                              (dollars expressed in thousands, except per share data)

  Interest income............................................  $ 146,492       156,703       167,038        172,202
  Interest expense...........................................     56,259        61,977        69,085         77,768
                                                               ---------      --------      --------       --------
     Net interest income.....................................     90,233        94,726        97,953         94,434
  Provision for loan losses..................................      1,000         5,000         2,000          4,000
                                                               ---------      --------      --------       --------
     Net interest income after provision for loan losses.....     89,233        89,726        95,953         90,434
  Noninterest income.........................................     24,280        23,985        28,590         31,466
  Noninterest expense........................................     73,101        80,105        79,997         82,362
                                                               ---------      --------      --------       --------
     Income before provision for income taxes and minority
       interest in loss of subsidiary........................     40,412        33,606        44,546         39,538
  Provision for income taxes.................................     11,649        12,748        16,395         11,080
                                                               ---------      --------      --------       --------
     Income before minority interest in loss of subsidiary...     28,763        20,858        28,151         28,458
  Minority interest in loss of subsidiary....................       (158)          (78)         (204)          (147)
                                                               ---------      --------      --------       --------
     Net income..............................................  $  28,921        20,936        28,355         28,605
                                                               =========      ========      ========       ========

  Earnings per common share:
     Basic...................................................  $1,214.01        879.25      1,190.11       1,197.86
                                                               =========      ========      ========       ========

     Diluted.................................................  $1,198.61        868.28      1,176.45       1,187.99
                                                               =========      ========      ========       ========

                                                                                 2006 Quarter Ended
                                                             ----------------------------------------------------------
                                                                March 31       June 30     September 30   December 31
                                                             (As Reported)  (As Reported) (As Reported)  (As Reported)
                                                              -----------    -----------   -----------    -----------
                                                              (dollars expressed in thousands, except per share data)

  Interest income............................................  $ 147,234       157,731       168,293        173,046
  Interest expense...........................................     56,368        62,051        69,109         74,334
                                                               ---------      --------      --------       --------
     Net interest income.....................................     90,866        95,680        99,184         98,712
  Provision for loan losses..................................      1,000         5,000         2,000          4,000
                                                               ---------      --------      --------       --------
     Net interest income after provision for loan losses.....     89,866        90,680        97,184         94,712
  Noninterest income.........................................     25,497        25,879        29,994         31,573
  Noninterest expense........................................     74,815        81,051        80,473         82,877
                                                               ---------      --------      --------       --------
     Income before provision for income taxes and minority
       interest in loss of subsidiary........................     40,548        35,508        46,705         43,408
  Provision for income taxes.................................     11,703        13,500        17,249         12,610
                                                               ---------      --------      --------       --------
     Income before minority interest in loss of subsidiary...     28,845        22,008        29,456         30,798
  Minority interest in loss of subsidiary....................       (158)          (78)         (204)          (147)
                                                               ---------      --------      --------       --------
     Net income..............................................  $  29,003        22,086        29,660         30,945
                                                               =========      ========      ========       ========

  Earnings per common share:
     Basic...................................................  $1,217.49        927.86      1,245.28       1,296.75
                                                               =========      ========      ========       ========

     Diluted.................................................  $1,202.46        916.31      1,231.06       1,285.63
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

Date:    July 30, 2008

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