Form 10-Q
period 2008-03-31
FIRST BANKS, INC
filed 2008-07-30
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

                           --------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
         Large accelerated filer [ ]                       Accelerated filer [ ]
         Non-accelerated filer [X] (Do not check
         if a smaller reporting company)           Smaller reporting company [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                        Shares  Outstanding
                     Class                               at April 30, 2008
                     -----                               -----------------

         Common Stock, $250.00 par value                      23,661


                                                  FIRST BANKS, INC.

                                                  TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

SPECIAL NOTE..............................................................................................     i

PART I.         FINANCIAL INFORMATION

  ITEM 1.       FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS...............................................................     1

                CONSOLIDATED STATEMENTS OF OPERATIONS.....................................................     2

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME..............................................................     3

                CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

  ITEM 1A.      RISK FACTORS..............................................................................    20

  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.............................................................    20

  ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    38

  ITEM 4.       CONTROLS AND PROCEDURES...................................................................    38

PART II.        OTHER INFORMATION

  ITEM 6.       EXHIBITS..................................................................................    40

SIGNATURES................................................................................................    41


                                  SPECIAL NOTE

In conjunction with this Quarterly Report on Form 10-Q, First Banks, Inc. (the Company) is filing Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007. This Quarterly Report on Form 10-Q was delayed pending completion of an investigation commissioned by the Audit Committee of our Board of Directors (the Audit Committee), with the assistance of legal counsel and other third parties, regarding the identification of certain fraudulent transactions in our mortgage banking division that were improperly recorded in our consolidated financial statements (the Transactions) due to the circumvention of established internal controls. The investigation was completed on July 29, 2008.

On May 16, 2008, management and the Audit Committee determined that we needed to restate our previously issued consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 and restate certain financial information as of December 31, 2005, 2004, and 2003 and for the years ended December 31, 2004 and 2003 and each of the quarters in 2007 and 2006, and that these previously issued consolidated financial statements should no longer be relied upon. Accordingly, we have restated our previously issued consolidated financial statements in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

The adjustments made as a result of the restatement are discussed in Note 1 to the accompanying consolidated interim financial statements included in Part I -
Item 1 - Financial Statements. For additional discussion of the investigation and the restatement adjustments, see Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the accompanying consolidated interim financial statements. For a description of the material weaknesses identified by management in internal control over financial reporting, see Part I - Item 4 - Controls and Procedures of this Quarterly Report on Form 10-Q.


                                      PART I - FINANCIAL INFORMATION
                                      ITEM 1 - FINANCIAL STATEMENTS

                                             FIRST BANKS, INC.

                                       CONSOLIDATED BALANCE SHEETS
                   (dollars expressed in thousands, except share and per share data)

                                                                                        March 31,    December 31,
                                                                                          2008           2007
                                                                                          ----           ----
                                                                                      (unaudited)     (Restated)

                                                  ASSETS
                                                  ------

Cash and cash equivalents:
     Cash and due from banks........................................................  $   219,124        217,597
     Short-term investments.........................................................       21,245         14,078
                                                                                      -----------     ----------
          Total cash and cash equivalents...........................................      240,369        231,675
                                                                                      -----------     ----------

Investment securities:
     Available for sale.............................................................      817,362      1,000,392
     Held to maturity (fair value of $18,859 and $19,078, respectively).............       18,418         18,879
                                                                                      -----------     ----------
          Total investment securities...............................................      835,780      1,019,271
                                                                                      -----------     ----------

Loans:
     Commercial, financial and agricultural.........................................    2,501,363      2,382,067
     Real estate construction and development.......................................    2,103,765      2,141,234
     Real estate mortgage...........................................................    4,252,907      4,211,285
     Consumer and installment.......................................................       98,226         97,117
     Loans held for sale............................................................       67,821         66,079
                                                                                      -----------     ----------
          Total loans...............................................................    9,024,082      8,897,782
     Unearned discount..............................................................      (11,653)       (11,598)
     Allowance for loan losses......................................................     (185,184)      (168,391)
                                                                                      -----------     ----------
          Net loans.................................................................    8,827,245      8,717,793
                                                                                      -----------     ----------

Bank premises and equipment, net....................................................      240,966        240,456
Goodwill and other intangible assets................................................      313,506        315,651
Bank-owned life insurance...........................................................      117,557        116,619
Deferred income taxes...............................................................      125,270        139,277
Other assets........................................................................      134,533        121,728
                                                                                      -----------     ----------
          Total assets..............................................................  $10,835,226     10,902,470
                                                                                      ===========     ==========

                                               LIABILITIES
                                               -----------

Deposits:
     Noninterest-bearing demand.....................................................  $ 1,263,447      1,259,123
     Interest-bearing demand........................................................      996,785        980,850
     Savings and money market.......................................................    2,789,580      2,716,726
     Time deposits of $100 or more..................................................    1,408,717      1,546,857
     Other time deposits............................................................    2,452,047      2,645,637
                                                                                      -----------     ----------
          Total deposits............................................................    8,910,576      9,149,193
Other borrowings....................................................................      544,964        409,616
Notes payable.......................................................................       58,000         39,000
Subordinated debentures.............................................................      353,771        353,752
Deferred income taxes...............................................................       42,776         48,209
Accrued expenses and other liabilities..............................................       58,516         55,079
Minority interest in subsidiary.....................................................        5,687          5,544
                                                                                      -----------     ----------
          Total liabilities.........................................................    9,974,290     10,060,393
                                                                                      -----------     ----------

                                          STOCKHOLDERS' EQUITY
                                          --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding..............................................................           --             --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding.....................       12,822         12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding........................................          241            241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding...........................................        5,915          5,915
Additional paid-in capital..........................................................        9,685          9,685
Retained earnings...................................................................      819,586        818,343
Accumulated other comprehensive income (loss).......................................       12,687         (4,929)
                                                                                      -----------     ----------
          Total stockholders' equity................................................      860,936        842,077
                                                                                      -----------     ----------
          Total liabilities and stockholders' equity................................  $10,835,226     10,902,470
                                                                                      ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.



                                             FIRST BANKS, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                        (dollars expressed in thousands, except share and per share data)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                            2008            2007
                                                                                            ----            ----
                                                                                                         (Restated)
Interest income:
     Interest and fees on loans.......................................................   $ 152,722         153,010
     Investment securities............................................................      11,420          16,192
     Short-term investments...........................................................         162           1,878
                                                                                         ---------        --------
          Total interest income.......................................................     164,304         171,080
                                                                                         ---------        --------
Interest expense:
     Deposits:
       Interest-bearing demand........................................................       2,032           2,616
       Savings and money market.......................................................      17,527          18,337
       Time deposits of $100 or more..................................................      16,769          17,030
       Other time deposits............................................................      27,787          27,790
     Other borrowings.................................................................       3,928           4,418
     Notes payable....................................................................         569             908
     Subordinated debentures..........................................................       6,165           5,903
                                                                                         ---------        --------
          Total interest expense......................................................      74,777          77,002
                                                                                         ---------        --------
          Net interest income.........................................................      89,527          94,078
Provision for loan losses.............................................................      45,947           3,500
                                                                                         ---------        --------
          Net interest income after provision for loan losses.........................      43,580          90,578
                                                                                         ---------        --------
Noninterest income:
     Service charges on deposit accounts and customer service fees....................      12,102          10,608
     Gain on loans sold and held for sale.............................................       1,680           1,952
     Net gain on investment securities................................................       1,161             293
     Bank-owned life insurance investment income......................................         973             713
     Investment management income.....................................................       1,356           1,510
     Insurance fee and commission income..............................................       1,974           1,695
     Net gain on derivative instruments...............................................       3,432               2
     Gain on extinguishment of term repurchase agreement..............................       5,000              --
     Other............................................................................       5,433           5,836
                                                                                         ---------        --------
          Total noninterest income....................................................      33,111          22,609
                                                                                         ---------        --------
Noninterest expense:
     Salaries and employee benefits...................................................      40,570          45,228
     Occupancy, net of rental income..................................................       9,945           7,708
     Furniture and equipment..........................................................       5,429           4,551
     Postage, printing and supplies...................................................       1,646           1,782
     Information technology fees......................................................       9,339           9,331
     Legal, examination and professional fees.........................................       2,814           1,733
     Amortization of intangible assets................................................       2,776           2,926
     Advertising and business development.............................................       1,464           1,900
     Charitable contributions.........................................................          97           1,916
     Other............................................................................       9,344           8,913
                                                                                         ---------        --------
          Total noninterest expense...................................................      83,424          85,988
                                                                                         ---------        --------
          (Loss) income before (benefit) provision for income taxes and
             minority interest in income of subsidiary................................      (6,733)         27,199
(Benefit) provision for income taxes..................................................      (2,005)          9,746
                                                                                         ---------        --------
          (Loss) income before minority interest in income of subsidiary..............      (4,728)         17,453
Minority interest in income of subsidiary.............................................         145              70
                                                                                         ---------        --------
          Net (loss) income...........................................................      (4,873)         17,383
Preferred stock dividends.............................................................         196             196
                                                                                         ---------        --------
          Net (loss) income available to common stockholders..........................   $  (5,069)         17,187
                                                                                         =========        ========

Basic (loss) earnings per common share................................................   $ (214.26)         726.34
                                                                                         =========        ========

Diluted (loss) earnings per common share..............................................   $ (214.26)         722.43
                                                                                         =========        ========

Weighted average shares of common stock outstanding...................................      23,661          23,661
                                                                                         =========        ========

The accompanying notes are an integral part of the consolidated financial statements.




                                                         FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                          Three Months Ended March 31, 2008 and 2007 and Nine Months Ended December 31, 2007
                                       (dollars expressed in thousands, except per share data)



                                                                                                                 Accu-
                                                           Adjustable Rate                                      mulated
                                                           Preferred Stock                                       Other
                                                          -----------------                                     Compre-     Total
                                                          Class A                     Additional                hensive     Stock-
                                                          Conver-             Common    Paid-In    Retained     Income     holders'
                                                           tible    Class B    Stock    Capital    Earnings     (Loss)      Equity
                                                           -----    -------    -----    -------    --------     ------      ------
                                                                                                  (Restated)  (Restated)  (Restated)

Balances, December 31, 2006.............................  $12,822     241      5,915     9,685      767,199    (13,092)    782,770
                                                                                                                           -------
Three months ended March 31, 2007:
   Comprehensive income:
     Net income.........................................       --      --         --        --       17,383         --      17,383
     Other comprehensive income, net of tax:
       Unrealized gains on investment securities........       --      --         --        --           --      2,620       2,620
       Reclassification adjustment for investment
         securities gains included in net income........       --      --         --        --           --        (94)        (94)
       Derivative instruments:
         Current period transactions....................       --      --         --        --           --      1,722       1,722
                                                                                                                           -------
   Total comprehensive income...........................                                                                    21,631
   Cumulative effect of change in accounting principle..       --      --         --        --        2,470         --       2,470
   Class A preferred stock dividends, $0.30 per share...       --      --         --        --         (192)        --        (192)
   Class B preferred stock dividends, $0.03 per share...       --      --         --        --           (4)        --          (4)
                                                          -------     ---      -----     -----      -------     ------     -------
Balances, March 31, 2007................................   12,822     241      5,915     9,685      786,856     (8,844)    806,675
                                                                                                                           -------
Nine months ended December 31, 2007:
   Comprehensive income:
     Net income.........................................       --      --         --        --       32,077         --      32,077
     Other comprehensive income, net of tax:
       Unrealized losses on investment securities.......       --      --         --        --           --     (2,825)     (2,825)
       Reclassification adjustment for investment
         securities losses included in net income.......       --      --         --        --           --        216         216
       Derivative instruments:
         Current period transactions....................       --      --         --        --           --      7,426       7,426
                                                                                                                           -------
   Total comprehensive income...........................                                                                    36,894
   Impact of adoption of SFAS No. 158...................       --      --         --        --           --       (902)       (902)
   Class A preferred stock dividends, $0.90 per share...       --      --         --        --         (577)        --        (577)
   Class B preferred stock dividends, $0.08 per share...       --      --         --        --          (13)        --         (13)
                                                          -------     ---      -----     -----      -------     ------     -------
Balances, December 31, 2007.............................   12,822     241      5,915     9,685      818,343     (4,929)    842,077
                                                                                                                           -------
Three months ended March 31, 2008:
   Comprehensive income:
     Net loss...........................................       --      --         --        --       (4,873)        --      (4,873)
     Other comprehensive income, net of tax:
       Unrealized gains on investment securities........       --      --         --        --           --     13,050      13,050
       Reclassification adjustment for investment
         securities gains included in net loss..........       --      --         --        --           --       (754)       (754)
       Derivative instruments:
         Current period transactions....................       --      --         --        --           --      5,320       5,320
                                                                                                                           -------
   Total comprehensive income...........................                                                                    12,743
   Cumulative effect of change in accounting principle..       --      --         --        --        6,312         --       6,312
   Class A preferred stock dividends, $0.30 per share...       --      --         --        --         (192)        --        (192)
   Class B preferred stock dividends, $0.03 per share...       --      --         --        --           (4)        --          (4)
                                                          -------     ---      -----     -----      -------     ------     -------
Balances, March 31, 2008................................  $12,822     241      5,915     9,685      819,586     12,687     860,936
                                                          =======     ===      =====     =====      =======     ======     =======


The accompanying notes are an integral part of the consolidated financial statements.

                                                    FIRST BANKS, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                           (dollars expressed in thousands)
                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                ------------------------
                                                                                                   2008          2007
                                                                                                   ----          ----
                                                                                                              (Restated)
Cash flows from operating activities:
     Net (loss) income........................................................................  $  (4,873)       17,383
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment...........................      6,145         4,888
       Amortization of intangible assets......................................................      2,776         2,926
       Originations of loans held for sale....................................................    (58,190)     (246,173)
       Proceeds from sales of loans held for sale.............................................     55,233       250,533
       Payments received on loans held for sale...............................................      9,326         6,425
       Provision for loan losses..............................................................     45,947         3,500
       Provision for current income taxes.....................................................      3,876         9,243
       (Benefit) provision for deferred income taxes..........................................     (5,881)          503
       Decrease in accrued interest receivable................................................     11,935         6,287
       Decrease in accrued interest payable...................................................     (3,499)       (4,283)
       Proceeds from sales of trading securities..............................................         --        11,323
       Maturities of trading securities.......................................................         --           595
       Purchases of trading securities........................................................         --       (13,822)
       Gain on loans sold and held for sale...................................................     (1,680)       (1,952)
       Net gain on investment securities......................................................     (1,161)         (293)
       Net gain on derivative instruments.....................................................     (3,432)           (2)
       Changes in the fair value of servicing rights..........................................      1,759            --
       Gain on extinguishment of term repurchase agreement....................................     (5,000)           --
       Other operating activities, net........................................................      5,471         8,317
       Minority interest in income of subsidiary..............................................        145            70
                                                                                                ---------      --------
          Net cash provided by operating activities...........................................     58,897        55,468
                                                                                                ---------      --------
Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received...............         --       (14,719)
     Proceeds from sales of investment securities available for sale..........................     82,377           487
     Maturities of investment securities available for sale...................................    138,190       242,548
     Maturities of investment securities held to maturity.....................................        453           524
     Purchases of investment securities available for sale....................................    (14,362)      (34,219)
     Net increase in loans....................................................................   (173,896)     (112,534)
     Recoveries of loans previously charged-off...............................................      2,185         1,709
     Purchases of bank premises and equipment.................................................     (7,106)       (9,568)
     Other investing activities, net..........................................................      1,124           946
                                                                                                ---------      --------
          Net cash provided by investing activities...........................................     28,965        75,174
                                                                                                ---------      --------
Cash flows from financing activities:
     Increase in demand, savings and money market deposits....................................     93,113       165,830
     Decrease in time deposits................................................................   (330,440)      (67,644)
     Increase (decrease) in Federal Home Loan Bank advances...................................    199,957       (33,241)
     Decrease in federal funds purchased......................................................    (69,500)           --
     Increase in securities sold under agreements to repurchase...............................      8,898         2,722
     Advances drawn on notes payable..........................................................     25,000            --
     Repayments of notes payable..............................................................     (6,000)      (25,000)
     Proceeds from issuance of subordinated debentures........................................         --        25,774
     Repayments of subordinated debentures....................................................         --       (56,907)
     Payment of preferred stock dividends.....................................................       (196)         (196)
                                                                                                ---------      --------
          Net cash (used in) provided by financing activities.................................    (79,168)       11,338
                                                                                                ---------      --------
          Net increase in cash and cash equivalents...........................................      8,694       141,980
Cash and cash equivalents, beginning of period................................................    231,675       369,557
                                                                                                ---------      --------
Cash and cash equivalents, end of period......................................................  $ 240,369       511,537
                                                                                                =========      ========

Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
        Interest on liabilities...............................................................  $  79,469        81,596
        Income taxes..........................................................................     (4,013)      (14,572)
                                                                                                =========      ========
     Noncash investing and financing activities:
        Cumulative effect of change in accounting principle...................................  $   6,312         2,470
        Loans held for sale transferred to loan portfolio.....................................         --         2,434
        Loans transferred to other real estate................................................      4,733         3,067
                                                                                                =========      ========
     Business combinations:
        Fair value of tangible assets acquired (noncash)......................................  $      --       189,300
        Goodwill and other intangible assets recorded with net assets acquired................         --        27,081
        Liabilities assumed...................................................................         --      (201,662)
                                                                                                =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in Amendment No. 1 to the 2007 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the minority interest, as more fully described below, and in Note 5 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2007 amounts have been made to conform to the 2008 presentation.

First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and its wholly owned subsidiary, Coast Financial Holdings, Inc. (CFHI), headquartered in Bradenton, Florida.

Prior to First Banks' acquisition of CFHI on November 30, 2007, First Bank, headquartered in St. Louis, Missouri, was a wholly owned banking subsidiary of SFC. On November 30, 2007, First Banks completed its acquisition of CFHI and its wholly owned banking subsidiary, Coast Bank of Florida (Coast Bank). The issued and outstanding shares of common stock of Coast Bank were exchanged for newly issued and outstanding shares of non-voting Series B common stock of First Bank, and Coast Bank was merged with and into First Bank. As a result, SFC is the owner of 100% of the voting Series A outstanding shares of common stock of First Bank and CFHI is the owner of 100% of the non-voting Series B outstanding shares of common stock of First Bank. Thus, First Bank is 96.82% owned by SFC and 3.18% owned by CFHI.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company; Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); and Small Business Loan Source LLC (SBLS LLC). All of the subsidiaries are wholly owned, except for SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. (FCA), as further described in Note 5 to the consolidated financial statements.

Restatement of Previously Issued Consolidated Interim Financial Statements.

As discussed in Amendment No. 1 to our 2007 Annual Report on Form 10-K, the Audit Committee of the Board of Directors (the Audit Committee), with the assistance of legal counsel and other third parties, commissioned an investigation into the circumstances and possible irregularities that led to certain fraudulent transactions in the Company's mortgage banking division being improperly recorded in the Company's consolidated financial statements (the Transactions) due to the circumvention of established internal controls. The investigation was completed on July 29, 2008.

On May 16, 2008, management and the Audit Committee determined that the Company needed to restate its previously issued consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 and each of the quarters in 2007 and 2006, and that these previously issued consolidated financial statements should no longer be relied upon. Accordingly, the Company has restated its previously issued consolidated financial statements in Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

The following tables present the effects of the adjustments made to First Banks' previously reported consolidated statements of operations for the three months ended March 31, 2007:


                                                                 As Previously
                                                                    Reported      Adjustments    As Restated
                                                                    --------      -----------    -----------
                                                           (dollars in thousands, except share and per share data)

         Interest and fees on loans............................... $ 153,757         (747)        $153,010
         Total interest income....................................   171,827         (747)         171,080
         Interest expense on other borrowings.....................     4,351           67            4,418
         Interest expense on subordinated debentures..............     5,934          (31)           5,903
         Total interest expense...................................    76,966           36           77,002
         Net interest income......................................    94,861         (783)          94,078
         Net interest income after provision for loan losses......    91,361         (783)          90,578
         Gain on loans sold and held for sale.....................     3,926       (1,974)           1,952
         Total noninterest income.................................    24,583       (1,974)          22,609
         Occupancy expense, net of rental income..................     7,421          287            7,708
         Total noninterest expense................................    85,701          287           85,988
         Income before provision for income taxes and
             minority interest in income of subsidiary............    30,243       (3,044)          27,199
         Provision for income taxes...............................    10,950       (1,204)           9,746
         Income before minority interest in income of subsidiary..    19,293       (1,840)          17,453
         Net income...............................................    19,223       (1,840)          17,383
         Net income available to common stockholders..............    19,027       (1,840)          17,187
         Basic earnings per common share..........................    804.12       (77.78)          726.34
         Diluted earnings per common share........................    799.23       (76.80)          722.43


Significant Accounting Policies. On January 1, 2008, First Banks opted to measure servicing rights at fair value as permitted by Statement of Financial Accounting Standards (SFAS) No. 156 - Accounting for Servicing of Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $6.3 million, which was recorded as an increase to beginning retained earnings, as further described in Note 3 to the consolidated financial statements. As such, effective January 1, 2008, changes in the fair value of mortgage and SBA servicing rights are recognized in earnings in the period in which the change occurs.

On January 1, 2008, First Banks implemented SFAS No. 157 - Fair Value Measurements for financial and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis and financial assets recognized on a nonrecurring basis, which did not have a material impact on First Banks' financial condition or results of operations other than certain additional disclosure requirements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Implementation is deferred for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. For additional information on the fair value of financial assets, see Note 12 to the consolidated financial statements.

(2)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at March 31, 2008 and December 31, 2007:

                                                            March 31, 2008              December 31, 2007
                                                       ------------------------      -----------------------
                                                         Gross                        Gross
                                                        Carrying    Accumulated      Carrying    Accumulated
                                                         Amount    Amortization       Amount    Amortization
                                                         ------    ------------       ------    ------------
                                                                  (dollars expressed in thousands)

         Amortized intangible assets:
             Core deposit intangibles................  $  53,916     (26,217)          53,916     (23,873)
             Customer list intangibles...............     23,320      (2,782)          23,320      (2,408)
             Other intangibles.......................      2,385      (1,495)           2,386      (1,437)
                                                       ---------    --------         --------    --------
                 Total...............................  $  79,621     (30,494)          79,622     (27,718)
                                                       =========    ========         ========    ========

         Unamortized intangible assets:
             Goodwill associated with
                 stock purchases.....................  $ 264,379                      263,747
                                                       =========                     ========

Amortization of intangible assets was $2.8 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and other intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                                          (dollars expressed in thousands)
         Year ending December 31:
             2008 remaining.........................................................  $  8,355
             2009...................................................................     9,280
             2010...................................................................     8,852
             2011...................................................................     6,674
             2012...................................................................     2,459
             2013...................................................................     1,524
             Thereafter.............................................................    11,983
                                                                                      --------
                 Total..............................................................  $ 49,127
                                                                                      ========

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 and 2007 were as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                                  2008         2007
                                                                                  ----         ----
                                                                          (dollars expressed in thousands)

         Balance, beginning of period........................................  $ 263,747      230,036
         Goodwill acquired during the period.................................         --       23,183
         Acquisition-related adjustments (1).................................        632         (602)
                                                                               ---------     --------
         Balance, end of period..............................................  $ 264,379      252,617
                                                                               =========     ========
         ---------------------
         (1)  Acquisition-related adjustments include additional purchase accounting adjustments for prior years'
              acquisitions  necessary  to appropriately  adjust  preliminary goodwill recorded at the time of the acquisition, which was based upon current estimates available  at that time, to reflect the receipt of  additional valuation  data.  Acquisition-related  adjustments  recorded in  2008 pertain to the acquisition of CFHI in November 2007; and acquisition-related  adjustments recorded in 2007 pertain to the acquisition of San Diego Community Bank in August 2006.


(3)      SERVICING RIGHTS

On January 1, 2008, First Banks opted to measure servicing rights at fair value as permitted by SFAS No. 156. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $6.3 million, net of tax, which was recorded as an increase to beginning retained earnings, as further described in Note 1 to the consolidated financial statements.

Mortgage Banking Activities. At March 31, 2008 and December 31, 2007, First Banks serviced mortgage loans for others totaling $1.05 billion and $1.10 billion, respectively. Changes in mortgage servicing rights for the three months ended March 31, 2008 and 2007 were as follows:


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                                  2008         2007
                                                                                  ----         ----
                                                                          (dollars expressed in thousands)

         Balance, beginning of period........................................   $ 5,290        5,867
         Re-measurement to fair value upon election to measure servicing
             rights at fair value under SFAS No. 156.........................     9,538           --
         Originated mortgage servicing rights................................       675          333
         Change in fair value resulting from changes in valuation inputs or
             assumptions used in valuation model (1).........................      (684)          --
         Other changes in fair value (2).....................................      (650)          --
         Amortization........................................................        --         (793)
                                                                                -------       ------
         Balance, end of period..............................................   $14,169        5,407
                                                                                =======       ======
         --------------------
         (1)  The change in fair value resulting from changes in valuation inputs or assumptions used in valuation
              model primarily reflects the change in discount rates and prepayment speed  assumptions,   primarily
              due to changes in interest rates.
         (2)  Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

First Banks did not incur any impairment of mortgage servicing rights during the three months ended March 31, 2007.

Other Servicing Activities. At March 31, 2008 and December 31, 2007, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $202.2 million and $149.9 million, respectively. Changes in SBA servicing rights for the three months ended March 31, 2008 and 2007 were as follows:




                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                                  2008         2007
                                                                                  ----         ----
                                                                          (dollars expressed in thousands)

         Balance, beginning of period........................................    $7,468        8,064
         Re-measurement to fair value upon election to measure servicing
             rights at fair value under SFAS No. 156.........................       905           --
         Originated SBA servicing rights.....................................     1,362          467
         Change in fair value resulting from changes in valuation inputs or
             assumptions used in valuation model (1).........................      (119)          --
         Other changes in fair value (2).....................................      (306)          --
         Amortization........................................................        --         (413)
         Impairment..........................................................        --         (323)
                                                                                 ------       ------
         Balance, end of period..............................................    $9,310        7,795
                                                                                 ======       ======
         -------------------
         (1)  The change in fair value resulting from changes in valuation inputs or assumptions used in valuation
              model primarily reflects the change in discount rates and prepayment speed  assumptions,   primarily
              due to changes in interest rates.
         (2)  Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

(4)      EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share
(EPS) for the three months ended March 31, 2008 and 2007:

                                                                      Income                       Per Share
                                                                      (Loss)          Shares         Amount
                                                                      ------          ------         ------
                                                              (dollars in thousands, except share and per share data)

     Three months ended March 31, 2008:
         Basic EPS - loss to common stockholders..................   $(5,069)         23,661       $ (214.26)
         Effect of dilutive securities:
           Class A convertible preferred stock....................        --              --              --
                                                                     -------         -------       ---------
         Diluted EPS - loss to common stockholders................   $(5,069)         23,661       $ (214.26)
                                                                     =======         =======       =========

                                                                    (Restated)      (Restated)     (Restated)
     Three months ended March 31, 2007:
         Basic EPS - income available to common stockholders......   $17,187          23,661       $  726.34
         Effect of dilutive securities:
           Class A convertible preferred stock....................       192             394           (3.91)
                                                                     -------         -------       ---------
         Diluted EPS - income available to common stockholders....   $17,379          24,055       $  722.43
                                                                     =======         =======       =========


(5)      TRANSACTIONS WITH RELATED PARTIES

First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services were $8.6 million and $8.9 million for the three months ended March 31, 2008 and 2007, respectively. First Services leases information technology and other equipment from First Bank. During the three months ended March 31, 2008 and 2007, First Services paid First Bank $1.1 million in rental fees for the use of that equipment. In addition, First Services paid approximately $464,000 and $441,000 for the three months ended March 31, 2008 and 2007, respectively, in rental payments for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $1.7 million and $913,000 for the three months ended March 31, 2008 and 2007, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $45,000 and $33,000 for the three months ended March 31, 2008 and 2007, respectively, in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

In January 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Operating Foundation, Inc., a charitable foundation established by First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.7 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. There were no charitable contributions made to this organization during the three months ended March 31, 2008.

First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $99,000 for the three months ended March 31, 2008 and 2007.

In June 2005, FCA, a corporation owned by First Banks' Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. In January 2007, First Bank contributed $4.0 million to SBLS LLC in the form of a capital contribution, which increased First Bank's ownership of SBLS LLC to 63.9% and decreased FCA's ownership to 36.1%. In June 2007, First Bank contributed an additional $7.8 million to SBLS LLC in the form of a capital contribution, thereby increasing First Bank's ownership of SBLS LLC to 76.0% and decreasing FCA's ownership to 24.0%.

In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provided a warehouse line of credit for loan funding purposes. During the first and third quarters of 2007, SBLS LLC modified the structure of the Agreement with First Bank. In September 2007, the existing loan under the Agreement was refinanced by a Promissory Note entered into between SBLS LLC and First Bank that provides a $75.0 million unsecured revolving line of credit with a maturity date of September 30, 2008. Interest is payable monthly, in arrears, on the outstanding loan balances at a current rate equal to the 30-day London Interbank Offered Rate, or LIBOR, plus 40 basis points. The balance of advances outstanding under the Promissory Note was $52.7 million and $52.3 million at March 31, 2008 and December 31, 2007, respectively. Interest expense recorded by SBLS LLC under the Promissory Note and Agreement was $561,000 and $934,000 for the three months ended March 31, 2008 and 2007, respectively. The balance of the advances under the Promissory Note and the related interest expense recognized by SBLS LLC are eliminated for purposes of the consolidated financial statements.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $41.1 million and $57.7 million at March 31, 2008 and December 31, 2007, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

(6)      REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2008, First Bank was well capitalized and First Banks was adequately capitalized. As of March 31, 2008, the most recent notification from First Banks' primary regulator categorized First Bank as well capitalized and First Banks as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized and adequately capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At March 31, 2008 and December 31, 2007, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                            Actual
                                          ------------------------------------------      For          To be Well
                                             March 31, 2008      December 31, 2007      Capital     Capitalized Under
                                          -------------------- ---------------------    Adequacy    Prompt Corrective
                                            Amount      Ratio     Amount      Ratio     Purposes    Action Provisions
                                            ------      -----     ------      -----     --------    -----------------
                                                                (Restated)  (Restated)
                                               (dollars expressed in thousands)

Total capital (to risk-weighted assets):
    First Banks.......................... $1,011,491     9.89%  $1,008,253     9.84%       8.0%           10.0%
    First Bank...........................  1,026,513    10.06    1,023,990    10.01        8.0            10.0

Tier 1 capital (to risk-weighted assets):
    First Banks..........................    815,028     7.97      811,432     7.92        4.0             6.0
    First Bank...........................    898,222     8.80      895,571     8.75        4.0             6.0

Tier 1 capital (to average assets):
    First Banks..........................    815,028     7.74      811,432     7.99        3.0             5.0
    First Bank...........................    898,222     8.55      895,571     8.85        3.0             5.0

In March 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve's final rules that will be effective in March 2009, if implemented as of March 31, 2008, would have reduced First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.11% and 6.90%, respectively, and would not have an impact on total capital (to risk-weighted assets).

(7)      BUSINESS SEGMENT RESULTS

First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks' mortgage banking, insurance, and trust, private banking and institutional money management business units. First Banks' products and services are offered to customers primarily within its respective geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas and Florida's Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through SBLS LLC and UPAC.

The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                             Corporate, Other
                                                                             and Intercompany
                                                 First Bank                  Reclassifications              Consolidated Totals
                                        ----------------------------   -----------------------------   -----------------------------
                                          March 31,     December 31,     March 31,     December 31,      March 31,     December 31,
                                            2008            2007           2008            2007            2008            2007
                                            ----            ----           ----            ----            ----            ----
                                                         (Restated)                     (Restated)                      (Restated)
                                                                      (dollars expressed in thousands)

Balance sheet information:

Investment securities.................. $   813,920         997,486         21,860          21,785         835,780       1,019,271
Loans, net of unearned discount........   9,012,429       8,886,184             --              --       9,012,429       8,886,184
Goodwill and other intangible assets...     313,506         315,651             --              --         313,506         315,651
Total assets...........................  10,806,329      10,872,602         28,897          29,868      10,835,226      10,902,470
Deposits...............................   8,941,626       9,164,868        (31,050)        (15,675)      8,910,576       9,149,193
Other borrowings.......................     544,964         409,616             --              --         544,964         409,616
Notes payable..........................          --              --         58,000          39,000          58,000          39,000
Subordinated debentures................          --              --        353,771         353,752         353,771         353,752
Stockholders' equity...................   1,223,118       1,203,008       (362,182)       (360,931)        860,936         842,077
                                        ===========      ==========      =========       =========      ==========      ==========

                                                                             Corporate, Other
                                                                             and Intercompany
                                                 First Bank                  Reclassifications              Consolidated Totals
                                        ----------------------------   -----------------------------   -----------------------------
                                             Three Months Ended              Three Months Ended              Three Months Ended
                                                 March 31,                       March 31,                       March 31,
                                        ----------------------------   -----------------------------   -----------------------------
                                            2008            2007            2008           2007            2008            2007
                                            ----            ----            ----           ----            ----            ----
                                                         (Restated)                     (Restated)                      (Restated)
                                                                      (dollars expressed in thousands)

Income statement information:

Interest income........................ $   164,048         170,822            256             258         164,304         171,080
Interest expense.......................      68,060          70,268          6,717           6,734          74,777          77,002
                                        -----------      ----------      ---------       ---------      ----------      ----------
   Net interest income.................      95,988         100,554         (6,461)         (6,476)         89,527          94,078
Provision for loan losses..............      45,947           3,500             --              --          45,947           3,500
                                        -----------      ----------      ---------       ---------      ----------      ----------
   Net interest income after provision
      for loan losses..................      50,041          97,054         (6,461)         (6,476)         43,580          90,578
                                        -----------      ----------      ---------       ---------      ----------      ----------
Noninterest income.....................      33,297          22,642           (186)            (33)         33,111          22,609
Amortization of intangible assets......       2,776           2,926             --              --           2,776           2,926
Other noninterest expense..............      78,491          80,177          2,157           2,885          80,648          83,062
                                        -----------      ----------      ---------       ---------      ----------      ----------
   Income (loss) before provision
      (benefit) for income taxes
      and minority interest in
      income of subsidiary.............       2,071          36,593         (8,804)         (9,394)         (6,733)         27,199
Provision (benefit) for income taxes...       1,087          13,411         (3,092)         (3,665)         (2,005)          9,746
                                        -----------      ----------      ---------       ---------      ----------      ----------
   Income (loss) before minority
      interest in income of
      subsidiary.......................         984          23,182         (5,712)         (5,729)         (4,728)         17,453
Minority interest in income
      of subsidiary....................         145              70             --              --             145              70
                                        -----------      ----------      ---------       ---------      ----------      ----------
   Net income (loss)................... $       839          23,112         (5,712)         (5,729)         (4,873)         17,383
                                        ===========      ==========      =========       =========      ==========      ==========

(8)      OTHER BORROWINGS

Other borrowings were comprised of the following at March 31, 2008 and December 31, 2007:

                                                                               March 31,     December 31,
                                                                                 2008            2007
                                                                                 ----            ----
                                                                                              (Restated)
                                                                            (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily.........................................................  $ 182,490         198,766
              Monthly.......................................................     34,660          33,493
              Term..........................................................    120,000         100,000
         Federal funds purchased............................................      7,000          76,500
         Federal Home Loan Bank (FHLB) advances (1).........................    200,814             857
                                                                              ---------       ---------
                  Total.....................................................  $ 544,964         409,616
                                                                              =========       =========
         ---------------------
         (1)  In January 2008, First Bank entered into two $100.0 million FHLB advances that mature in January 2009 and July 2009 at fixed interest rates of 3.16% and 2.53%, respectively.


The maturity dates, par amounts, interest rate and interest rate floor strike prices on First Bank's term repurchase agreements as of March 31, 2008 and December 31, 2007 were as follows:

                                                                                 Interest     Interest Rate Floor
                  Maturity Date                            Par Amount              Rate          Strike Price
                  -------------                            ----------              ----          ------------
                                                       (dollars expressed
                                                          in thousands)

         March 31, 2008:
             April 12, 2012 (1)...........................  $ 120,000              3.36%              --
                                                            =========

         December 31, 2007:
             October 12, 2010 (1).........................  $ 100,000        LIBOR - 0.5100%(2)     4.50%(2)
                                                            =========
         ----------------------
         (1)  On March 31, 2008, First Bank restructured its $100.0 million term  repurchase agreement.  The primary modifications were to: (a) increase the borrowing amount  to $120.0 million; (b) extend  the  maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a  variable rate to a fixed rate of 3.36%, with interest to be paid quarterly beginning on April 12, 2008; and (d) terminate the  embedded  interest  rate  floor  agreements contained within the term repurchase agreement. These modifications resulted in a pre-tax gain of $5.0 million, which  was recorded as noninterest income in the consolidated statements of operations.
         (2)  The interest rate paid on the term repurchase agreement was based  on  the  three-month LIBOR plus the spread amount shown minus a floating rate, subject to a 0% floor, equal to two times the  differential between  the  three-month  LIBOR  and  the strike price shown, if the three-month LIBOR fell below the strike price associated with the interest rate floor agreement.

(9)      NOTES PAYABLE

On February 12, 2008, First Banks entered into First and Second Amendments to its existing $125.0 million Secured Credit Agreement with a group of unaffiliated financial institutions dated August 8, 2007 (Amended Secured Credit Agreement). The primary modifications include changes to the borrower pledge agreement, the termination date of the revolving credit facility, and certain financial covenants. The Amended Secured Credit Agreement is secured by First Banks' ownership interest in the capital stock of both SFC and CFHI, which was acquired by First Banks on November 30, 2007, and all of the capital stock of First Bank owned by SFC and CFHI. The termination date of the revolving credit facility was extended from August 7, 2008 to September 1, 2008. The financial covenants of the Amended Secured Credit Agreement include modifications applicable to certain quarterly periods for the minimum return on assets ratio, the maximum nonperforming asset ratio and the minimum allowance for loan and lease loss ratio, as well as an additional covenant regarding minimum net income for First Banks. The Amended Secured Credit Agreement also requires maintenance of certain minimum capital ratios for First Banks and First Bank and contains additional covenants, including a limitation on the amount of dividends on First Banks' common stock that may be paid to stockholders.

First Banks was not in compliance with all restrictions and requirements of the Amended Secured Credit Agreement at March 31, 2008 and December 31, 2007 as a result of the restatement described in Note 1 to the consolidated financial statements. However, First Banks subsequently terminated the Amended Secured Credit Agreement on May 19, 2008, as further discussed in Note 14 to the consolidated financial statements.

Notes payable were comprised of the following at March 31, 2008 and December 31, 2007:

                                                                                    March 31,    December 31,
                                                                                      2008           2007
                                                                                      ----           ----
                                                                                (dollars expressed in thousands)

         Term loans...............................................................  $ 13,000         19,000
         Revolving credit.........................................................    45,000         20,000
                                                                                    --------       --------
                  Total...........................................................  $ 58,000         39,000
                                                                                    ========       ========

During the three months ended March 31, 2008, First Banks made payments of $6.0 million on the outstanding principal balance of the term loans and had drawn advances of $25.0 million on the revolving credit sub-facility portion of the Amended Secured Credit Agreement. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the standby letter of credit sub-facility portion of the Amended Secured Credit Agreement were $200,000 at March 31, 2008 and December 31, 2007, and had not been drawn on by the counterparties.



(10)     SUBORDINATED DEBENTURES

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in an underwritten public offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions accrued on the subordinated debentures were $6.1 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks' capital base.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at March 31, 2008 and December 31, 2007 were as follows:

                                                                                                                    Subordinated
                                                                                                                     Debentures
                                                                                                                --------------------
                                                                                                       Trust     March     December
                                                       Maturity             Call          Interest   Preferred     31,        31,
       Name of Trust              Issuance Date          Date               Date(1)        Rate(2)   Securities   2008       2007
       -------------              -------------          ----               ----           ----      ----------   ----       ----
Variable Rate
-------------
First Bank Statutory Trust II     September 2004  September 20, 2034  September 20, 2009  + 205.0 bp   20,000    $20,619     20,619
Royal Oaks Capital Trust I         October 2004     January 7, 2035     January 7, 2010   + 240.0 bp    4,000      4,124      4,124
First Bank Statutory Trust III    November 2004   December 15, 2034   December 15, 2009   + 218.0 bp   40,000     41,238     41,238
First Bank Statutory Trust IV       March 2006      March 15, 2036      March 15, 2011    + 142.0 bp   40,000     41,238     41,238
First Bank Statutory Trust V        April 2006      June 15, 2036       June 15, 2011     + 145.0 bp   20,000     20,619     20,619
First Bank Statutory
    Trust VI (3a)                   June 2006       July 7, 2036        July 7, 2011      + 165.0 bp   25,000     25,774     25,774
First Bank Statutory
    Trust VII (3b)                December 2006   December 15, 2036   December 15, 2011   + 185.0 bp   50,000     51,547     51,547
First Bank Statutory
    Trust VIII (3c)               February 2007     March 30, 2037      March 30, 2012    + 161.0 bp   25,000     25,774     25,774
First Bank Statutory
    Trust X                        August 2007    September 15, 2037  September 15, 2012  + 230.0 bp   15,000     15,464     15,464
First Bank Statutory
    Trust IX (3d)                 September 2007  December 15, 2037   December 15, 2012   + 225.0 bp   25,000     25,774     25,774
First Bank Statutory
    Trust XI                      September 2007  December 15, 2037   December 15, 2012   + 285.0 bp   10,000     10,310     10,310

Fixed Rate
----------
First Bank Statutory Trust          March 2003      March 20, 2033      March 20, 2008         8.10%   25,000     25,774     25,774
First Preferred Capital
    Trust IV                        April 2003      June 30, 2033       June 30, 2008          8.15%   46,000     47,423     47,423

-------------------------
(1)  The subordinated debentures are callable at the option of First Banks on the call date  shown  at 100%  of the principal amount plus accrued and unpaid interest.
(2)  The interest  rates  paid on  the trust  preferred securities are based on either a variable rate or a fixed rate. The variable rate for the outstanding subordinated debentures is based on the three-month LIBOR plus the basis point spread shown.
(3)  In March 2008, First Banks executed four interest rate swap agreements, which  have  been  designated  as  cash flow hedges, to effectively convert the interest payments on these subordinated  debentures from variable  rate to fixed rate to the respective call dates as follows:
     (a) $25.0 million notional amount with a maturity date of July 7, 2011 that  converts the interest rate from a variable rate of
         LIBOR plus 165 basis points to a fixed rate of 4.40%;
     (b) $50.0 million notional amount with a maturity date of December 15, 2011 that  converts  the  interest  rate from a variable rate of LIBOR plus 185 basis points to a fixed rate of 4.905%;
     (c) $25.0 million notional amount with a maturity date of March 30, 2012  that converts  the interest rate from a variable rate of LIBOR plus 161 basis points to a fixed rate of 4.71%; and
     (d) $25.0 million notional amount with a maturity date of December 15, 2012  that  converts  the  interest rate from a variable rate of LIBOR plus 225 basis points to a fixed rate of 5.565%.


(11)     INCOME TAXES

On January 1, 2007, First Banks implemented Financial Accounting Standards Board Interpretation No. 48 -- Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 -- Accounting for Income Taxes (FIN 48). The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to beginning retained earnings.

At March 31, 2008 and December 31, 2007, First Banks' liability for uncertain tax positions, excluding interest and penalties, was $12.5 million and $12.2 million, respectively. The total amount of unrecognized tax benefits that would affect the effective tax rate were $1.8 million and $1.7 million at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008, First Banks recorded additional liabilities for unrecognized tax benefits of $554,000 that, if recognized, would decrease the provision for income taxes by $61,000, net of the federal tax benefit. During the three months ended March 31, 2008, First Banks reduced its liability for unrecognized tax benefits by $346,000 as a result of the receipt of a no change letter following the close of an examination of the 2004 federal return.

In accordance with FIN 48, it is First Banks' policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At March 31, 2008 and December 31, 2007, interest accrued for unrecognized tax positions was $1.6 million and $1.4 million, respectively. The amount of interest expense recognized during the three months ended March 31, 2008 and 2007 was $151,000 and $189,000, respectively. There were no penalties for unrecognized tax positions accrued at March 31, 2008 and December 31, 2007, nor did First Banks recognize any expense for penalties during the three months ended March 31, 2008 and 2007.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of March 31, 2008 could decrease by approximately $1.7 million during the remainder of the year, as a result of the lapse of statutes of limitations and potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes is estimated to be approximately $537,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

First Banks files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. First Banks' federal returns through 2004 have been examined by the Internal Revenue Service. First Banks' current estimate of the resolution of various state examinations is reflected in accrued income taxes; however, final settlement of the examinations or changes in First Banks' estimate may result in future income tax expense or benefit.

(12)     FAIR VALUE DISCLOSURES

On January 1, 2008, First Banks implemented SFAS No. 157 for financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Implementation was deferred for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. First Banks applied the deferral to goodwill and other intangible assets and other real estate owned.

In accordance with SFAS No. 157, financial assets and financial liabilities that are measured at fair value subsequent to initial recognition are grouped into three levels of inputs or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the reliability of assumptions used to determine fair value. The three input levels are as follows:

     Level 1 Inputs - Valuation is based on  quoted prices in active markets for identical instruments in active markets.

     Level 2 Inputs - Valuation  is  based  on   quoted   prices   for   similar
                      instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

     Level 3 Inputs - Valuation is generated  from  model-based  techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following describes valuation methodologies used to measure different assets and liabilities at fair value.

Available-for-sale investment securities. Available-for-sale investment securities are recorded at fair value on a recurring basis. Available-for-sale investment securities included in Level 1 are valued using quoted market prices. Where quoted market prices are unavailable, the fair value included in Level 2 is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information.

Loans held for sale. Loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. The fair value is based on the prices secondary markets are offering for portfolios with similar characteristics. The Company classifies loans held for sale subjected to nonrecurring fair value adjustments as nonrecurring Level 2.

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. A loan is considered impaired when it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, management measures impairment in accordance with SFAS No. 114 - Accounting by Creditors for Impairment of a Loan. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Additionally, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. In accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to acquisition date. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

Derivative instruments. Substantially all derivative instruments utilized by the Company are traded in over-the-counter markets where quoted market prices are not readily available. Derivative instruments utilized by the Company include interest rate swap agreements, interest rate floor and cap agreements, interest rate lock commitments and forward commitments to sell mortgage-backed securities. For these derivative instruments, fair value is based on market observable inputs utilizing pricing systems and valuation models, and where applicable, the values are compared to the market values calculated independently by the respective counterparties. The Company classifies its derivative instruments as Level 2.

Servicing rights. Servicing rights are valued based on valuation models that utilize assumptions based on the predominant risk characteristics of the underlying loans, including principal balance, interest rate, weighted average life, cost to service and estimated prepayment speeds. The valuation models estimate the present value of estimated future net servicing income. The Company classifies its servicing rights as Level 3.

Nonqualified Deferred Compensation Plan. The Company's nonqualified deferred compensation plan is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. The nonqualified deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its nonqualified deferred compensation plan liability as Level 1.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are reflected in the following table:

                                                                          Fair Value Measurements
                                                          -------------------------------------------------------
                                                                               March 31, 2008
                                                          -------------------------------------------------------

                                                           Level 1         Level 2       Level 3      Fair Value
                                                           -------         -------       -------      ----------
                                                                     (dollars expressed in thousands)

         Assets:
             Available-for-sale investment securities...  $  13,359         804,003            --        817,362
             Derivative instruments.....................         --          25,282            --         25,282
             Servicing rights...........................         --              --        23,479         23,479
                                                          ---------       ---------     ---------      ---------
                Total...................................  $  13,359         829,285        23,479        866,123
                                                          =========       =========     =========      =========
         Liabilities:
             Nonqualified deferred compensation plan....  $   8,765              --            --          8,765
                                                          =========       =========     =========      =========


The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended March 31, 2008:

                                                                           Servicing Rights
                                                                           ----------------
                                                                   (dollars expressed in thousands)

         Balance, beginning of period............................             $  12,758
              Impact of election to measure servicing
                  rights at fair value under SFAS No. 156........                10,443
              Total gains or losses (realized/unrealized):
                  Included in earnings (1).......................                (1,759)
                  Included in other comprehensive income.........                    --
              Purchases, issuances and settlements...............                 2,037
              Transfers in and/or out of level 3.................                    --
                                                                              ---------
         Balance, end of period..................................             $  23,479
                                                                              =========
         -------------------
         (1) Gains or losses (realized/unrealized) are included in other income in the consolidated statements of operations.


From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2008 are reflected in the following table:

                                                                          Fair Value Measurements
                                                          -------------------------------------------------------
                                                                               March 31, 2008
                                                          -------------------------------------------------------

                                                           Level 1         Level 2       Level 3      Fair Value
                                                           -------         -------       -------      ----------
                                                                     (dollars expressed in thousands)

         Assets:
             Loans held for sale........................  $      --          67,821            --         67,821
             Loans......................................         --         222,295        14,510        236,805
                                                          ---------       ---------      --------      ---------
                Total...................................  $      --         290,116        14,510        304,626
                                                          =========       =========      ========      =========

(13)     CONTINGENT LIABILITIES

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At March 31, 2008 and December 31, 2007, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

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

(14)     SUBSEQUENT EVENTS

On May 14, 2008, First Banks formed FB Holdings, LLC, a limited liability company organized in the state of Missouri (FB Holdings). FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank. During the second quarter of 2008, First Bank contributed nonperforming loans and assets with a fair value of approximately $88.6 million and FCA, a corporation owned by First Banks' Chairman of the Board and members of his immediate family, contributed cash of $85.0 million to FB Holdings. In July 2008, First Bank contributed cash of $9.0 million and nonperforming loans with a fair value of approximately $6.5 million and FCA contributed cash of $15.0 million to FB Holdings. As a result, First Bank owns 51.01% and FCA owns the remaining 48.99% of FB Holdings. The contribution of cash by FCA is reflected as minority interest in the Company's consolidated financial statements and, consequently, increased the Company's total risk-based capital ratio.

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

On May 19, 2008, First Banks entered into a Termination Agreement regarding its Amended Secured Credit Agreement. In accordance with the terms and conditions of the Termination Agreement, First Banks repaid in full all of its existing obligations associated with the Amended Secured Credit Agreement in the aggregate amount of $58.1 million, including the accrued interest and fees thereon. First Banks repaid in full its obligations under the Amended Secured Credit Agreement with existing cash reserves, dividends from First Bank, and advances under the New Credit Agreement. First Banks did not incur any significant or unusual early termination penalties under the terms and conditions of the Termination Agreement or recognize any gain or loss upon termination.

On June 30, 2008, First Banks recognized other-than-temporary impairment of $6.4 million on an equity investment in the common stock of a single company in the financial services industry. The other-than-temporary impairment was primarily caused by economic events affecting the financial services industry as a whole. The $6.4 million represented the difference between the cost basis and the fair value of the equity investment as of June 30, 2008.

ITEM 1A. RISK FACTORS

In addition to the risk factors described in Amendment No. 1 to our Annual Report on Form 10-K, we have identified three additional risk factors, described below, that readers of this Quarterly Report on Form 10-Q should consider in conjunction with the other information included in this Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto.

Our information systems could suffer an interruption or breach in security. Our operations are heavily reliant upon our communication and information systems. A failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, loan and other systems. While we have policies and procedures designed to prevent or limit the impact of any such failure, interruption or security breach, there can be no assurance that any such failure, interruption or security breach will not occur. Any such failure, interruption or breach could adversely affect our operations and financial condition including a resulting loss in customer business, damage to our reputation, and possible exposure to regulatory scrutiny and litigation, any of which could have a material adverse affect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business. Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Although we have established policies and procedures addressing these types of events, the occurrence of any such event could have a material adverse effect on our business and operations.

We have identified material weaknesses in our internal control over financial reporting, and concluded that our internal control was not effective as of December 31, 2007. We have identified material weaknesses in our internal control over financial reporting and, as a result, have concluded that our internal control over financial reporting as of December 31, 2007 was not effective. Although we are in the process of implementing several changes in our internal controls, there can be no assurance that our remedial efforts will be effective, nor can there be any assurances that we will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. The inability to maintain effective internal controls could adversely affect our operations or financial results. See Item 4 -- "Controls and Procedures."

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as: "will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include: our ability to consummate pending acquisitions; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, pending litigation, unknown liabilities and/or integration issues with the businesses that we have acquired. For discussion of these and other risk factors, refer to Amendment No. 1 to our 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undo reliance on these statements.


                                     General

We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri; our wholly owned subsidiary holding company, Coast Financial Holdings, Inc., or CFHI, headquartered in Bradenton, Florida; and SFC's majority-owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its subsidiaries, as listed below, and its branch banking offices. First Bank's subsidiaries are wholly owned except Small Business Loan Source LLC, or SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc.

     >>   First Bank Business Capital, Inc.;
     >>   Missouri Valley Partners, Inc., or MVP;
     >>   Adrian N. Baker & Company, or Adrian Baker;
     >>   Universal  Premium   Acceptance   Corporation  and  its  wholly  owned
          subsidiary, UPAC of California, Inc., collectively UPAC; and
     >>   SBLS LLC.

At March 31, 2008, we had assets of $10.84 billion, loans, net of unearned discount, of $9.01 billion, deposits of $8.91 billion and stockholders' equity of $860.9 million, and we currently operate 217 branch banking offices in California, Florida, Illinois, Missouri and Texas.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas, and Florida's Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through SBLS LLC and UPAC, respectively.

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

   Restatement of Previously Issued Consolidated Interim Financial Statements

As discussed in Amendment No. 1 to our 2007 Annual Report on Form 10-K, the Audit Committee of our Board of Directors (the Audit Committee), with the assistance of legal counsel and other third parties, commissioned an investigation into the circumstances and possible irregularities that led to certain fraudulent transactions in our mortgage banking division being improperly recorded in our consolidated financial statements due to the circumvention of established internal controls. The investigation was completed on July 29, 2008.

On May 16, 2008, management and the Audit Committee determined that we needed to restate our previously issued consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 and restate certain financial information as of December 31, 2005, 2004 and 2003, and for the years ended December 31, 2004 and 2003 and each of the quarters in 2007 and 2006, and that these previously issued consolidated financial statements should no longer be relied upon. Accordingly, we have restated our previously issued consolidated financial statements in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information presented herein as of December 31, 2007 and for the three months ended March 31, 2007 has been restated as set forth in Amendment No. 1 to our 2007 Annual Report on Form 10-K.

                               Financial Condition

Total assets were $10.84 billion at March 31, 2008, compared to $10.90 billion at December 31, 2007. The decrease in our total assets was primarily attributable to a decrease in our available-for-sale investment securities, partially offset by organic loan growth.

Loans, net of unearned discount, increased $126.2 million to $9.01 billion at March 31, 2008, from $8.89 billion at December 31, 2007, reflecting organic growth, partially offset by net loan charge-offs and the sale of approximately $10.8 million of our small business loans in March 2008. The loan growth during the quarter was primarily associated with our commercial and industrial loan portfolio commensurate with our strategy of reducing our exposure to real estate transactions in light of current market conditions, as further discussed under "--Loans and Allowance for Loan Losses."

Investment securities decreased $183.5 million to $835.8 million at March 31, 2008, from $1.02 billion at December 31, 2007. Funds provided by maturities and sales of investment securities were primarily utilized to fund internal loan growth. The decrease reflects maturities and/or calls of investment securities of $138.6 million and sales of investment securities of $82.4 million for the three months ended March 31, 2008.

Other assets increased $12.8 million to $134.5 million at March 31, 2008, from $121.7 million at December 31, 2007. The increase resulted from an increase in the fair value of servicing rights and derivative instruments, partially offset by a decrease in accrued interest receivable.

Deposits decreased $238.6 million to $8.91 billion at March 31, 2008, from $9.15 billion at December 31, 2007. During the first quarter of 2008, we achieved organic growth in savings and money market deposits and demand deposits, which increased $72.9 million and $20.3 million, respectively, through our deposit development programs, including enhanced product and service offerings coupled with marketing campaigns. However, anticipated run-off of higher rate certificates of deposit, primarily in the Florida region, resulted in a significant decrease in our time deposits of $331.7 million during the first quarter of 2008. The Florida region accounted for $167.5 million of the decrease in certificates of deposit. Deposit growth, which is our primary funding source for loans, was temporarily replaced with other borrowings.

Other borrowings, which are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank, or FHLB, advances, and federal funds purchased, increased $135.3 million to $545.0 million at March 31, 2008, compared to $409.6 million at December 31, 2007. In light of uncertain market conditions, increased loan funding needs and current deposit trends, we implemented several strategies during the first quarter of 2008 to improve our liquidity position, including increasing our outstanding FHLB borrowings by $200.0 million, as further discussed under "--Liquidity." Our term repurchase agreements increased $20.0 million as a result of the restructuring of a term repurchase agreement, as further described in Note 8 to our consolidated financial statements.

Our notes payable were $58.0 million and $39.0 million at March 31, 2008 and December 31, 2007, respectively. During the first quarter of 2008, we borrowed $25.0 million on our revolving credit facility and made scheduled quarterly principal payments of $6.0 million on our outstanding term loans, as further described in Note 9 to our consolidated financial statements. Subordinated debentures were $353.8 million at March 31, 2008 and December 31, 2007.

Stockholders' equity was $860.9 million and $842.1 million at March 31, 2008 and December 31, 2007, respectively, reflecting an increase of $18.8 million during the first quarter of 2008. The increase was primarily attributable to: (a) a $17.6 million increase in accumulated other comprehensive income, comprised of $12.3 million associated with changes in unrealized gains and losses on our available-for-sale investment securities portfolio and $5.3 million associated with changes in the fair value of our derivative financial instruments; (b) a $6.3 million cumulative effect adjustment of a change in accounting principle recorded in conjunction with our election to measure servicing rights at fair value as permitted by Statement of Financial Accounting Standards, or SFAS, No. 156 -- Accounting for Servicing of Financial Assets, as further discussed in
Note 1 and Note 3 to our consolidated financial statements;  partially offset by
(c) a net loss of $4.9 million and dividends paid on our Class A and Class B preferred stock.


                              Results of Operations

Net Income. We recorded a net loss of $4.9 million for the three months ended March 31, 2008, compared to net income of $17.4 million for the three months ended March 31, 2007. The decrease in our earnings for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily driven by the following:

     >> An increase in the provision for loan losses to $45.9 million for the three months ended March 31, 2008, compared to $3.5 million for the three months ended March 31, 2007; and

     >> A decline in net interest income and net interest margin to $89.5 million and 3.65% for the three months ended March 31, 2008, respectively, compared to $94.1 million and 4.12% for the three months ended March 31, 2007; partially offset by

     >> An increase in noninterest income to $33.1 million for the three months ended March 31, 2008, compared to $22.6 million for the three months ended March 31, 2007;

     >> A decline in noninterest expense to $83.4 million for the three months ended March 31, 2008, compared to $86.0 million for the three months ended March 31, 2007; and

     >> A benefit for income taxes of $2.0 million for the three months ended March 31, 2008, compared to a provision for income taxes of $9.7 million for the three months ended March 31, 2007.

The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and a decline in asset quality related to our one-to-four family residential mortgage and real estate construction and development loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses."

The decline in our net interest income and our net interest margin was primarily attributable to the 300 basis point decrease, in aggregate, in the prime lending rate, from the third quarter of 2007 through the first quarter of 2008. We are currently in an asset-sensitive position, and as such, interest rate cuts by the Board of Governors of the Federal Reserve System, or Federal Reserve, have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates. See further discussion under "--Net Interest Income."

The increase in our noninterest income for the first quarter of 2008 primarily resulted from a pre-tax gain of $5.0 million recorded on the extinguishment of a term repurchase agreement, net gains on investment securities sales and calls of $1.2 million and a net gain of $3.4 million on our derivative instruments. See further discussion under "--Noninterest Income."

The decrease in noninterest expense primarily resulted from reductions in salaries and employee benefits expense attributable to decreased staffing levels in our mortgage banking division and the completion of certain other staff reductions in 2007 and the first quarter of 2008. This decrease was partially offset by an increase in occupancy and furniture and equipment expenses. See further discussion under "--Noninterest Expense."

The change in the (benefit) provision for income taxes primarily resulted from decreased earnings, as further discussed under "--Provision for Income Taxes."

Net Interest Income. Net interest income, expressed on a tax-equivalent basis, decreased to $89.9 million for the three months ended March 31, 2008, compared to $94.5 million for the comparable period in 2007. Our net interest margin declined to 3.65% for the three months ended March 31, 2008, reflecting a decrease of 47 basis points from 4.12% for the three months ended March 31, 2007. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income expressed on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average tax-equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

The decline in our net interest margin and net interest income is primarily attributable to the decrease in the prime lending rate that began in September 2007 and continued through March 2008. During 2007 and the three months ended March 31, 2008, the Federal Reserve decreased the targeted federal funds rate six times, resulting in six reductions in the prime lending rate totaling 300 basis points in aggregate. Our balance sheet is currently asset sensitive, and as such, our net interest margin is negatively impacted with each interest rate cut as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. The average rates paid on our interest-bearing deposits decreased 36 basis points to 3.32% for the three months ended March 31, 2008, compared to 3.68% for the same period in 2007, while the average yield earned on our interest-earning assets decreased 80 basis points to 6.68% for the three months ended March 31, 2008, compared to 7.48% for the same period in 2007, resulting in a reduction of our net interest margin. Average interest-earning assets increased $609.9 million to $9.91 billion for the three months ended March 31, 2008, from $9.30 billion for the comparable period in 2007. The increase is primarily attributable to internal loan growth and interest-earning assets provided by our acquisitions completed in 2007. Average interest-bearing liabilities increased $685.9 million to $8.69 billion for the three months ended March 31, 2008, from $8.00 billion for the comparable period in 2007.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $152.9 million for the three months ended March 31, 2008, compared to $153.2 million for the comparable period in 2007. Average loans, net of unearned discount, increased $1.13 billion to $8.95 billion for the three months ended March 31, 2008, from $7.82 billion for the comparable period in 2007. The yield on our loan portfolio decreased 107 basis points to 6.87% for the three months ended March 31, 2008, compared to 7.94% for the comparable period in 2007, reflecting decreases in the prime lending rate throughout the latter part of 2007 and the first quarter of 2008, competitive pressures on loan yields within our markets and a significant increase in the average amount of nonaccrual loans during the respective periods, partially offset by an increase in interest income associated with our interest rate swap agreements. The prime lending rate decreased 100 basis points during 2007, from 8.25% at December 31, 2006 to 7.25% at December 31, 2007, and decreased an additional 200 basis points during the first quarter of 2008 to 5.25% at March 31, 2008. Our interest rate swap agreements contributed to an increase in interest income on our loan portfolio of $1.8 million for the three months ended March 31, 2008, in contrast to a decrease in interest income on our loan portfolio of $1.4 million for the comparable period in 2007. The increase in average loans primarily reflects internal growth and our acquisitions completed in 2007.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $11.6 million and $16.4 million for the three months ended March 31, 2008 and 2007, respectively. Average investment securities were $942.4 million and $1.33 billion for the three months ended March 31, 2008 and 2007, respectively, and the yield earned on our investment portfolio was 4.95% and 5.01% for the three months ended March 31, 2008 and 2007, respectively.

Interest expense on our interest-bearing deposits was $64.1 million and $65.8 million for the three months ended March 31, 2008 and 2007, respectively.
Average interest-bearing deposits increased to $7.77 billion for the three months ended March 31, 2008, compared to $7.24 billion for the comparable period in 2007. The increase in average interest-bearing deposits reflects organic growth through enhanced product marketing campaigns during the period, and growth provided by our acquisitions completed during 2007. The aggregate weighted average rate paid on our deposit portfolio was 3.32% for the three months ended March 31, 2008, compared to 3.68% for the comparable period in 2007. The decrease in the aggregate weighted average rate paid for these periods is primarily reflective of the declining interest rate environment. Specifically, the weighted average rate paid on our time deposit portfolio declined to 4.42% for the three months ended March 31, 2008 from 4.75% for the comparable period in 2007. We expect the weighted average rate paid on our deposit portfolio to further decline as we continue to reduce overall deposit rates to reflect current market conditions and as our time deposits mature and re-price at current market rates.

Interest expense on our other borrowings was $3.9 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively. Average other borrowings were $531.2 million and $393.3 million for the three months ended March 31, 2008 and 2007, respectively. The aggregate weighted average rate paid on our other borrowings was 2.97% and 4.56% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the weighted average rate paid on our other borrowings reflects the reduction in short-term interest rates during the periods. The increase in average other borrowings reflects an additional $200.0 million of FHLB advances entered into during January 2008, and an increase in our term repurchase agreement of $20.0 million, partially offset by the termination of a $100.0 million term repurchase agreement in August 2007, as further discussed under "--Liquidity."

Interest expense on our notes payable was $569,000 and $908,000 for the three months ended March 31, 2008 and 2007, respectively. Our notes payable averaged $39.5 million and $56.6 million for the three months ended March 31, 2008 and 2007, respectively. The aggregate weighted average rate paid on our notes payable was 5.80% and 6.51% for the three months ended March 31, 2008 and 2007, respectively, reflecting the reduction in short-term interest rates during the periods, partially offset by an increase in fees paid on our notes payable. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 4.67% and 6.46% for the three months ended March 31, 2008 and 2007, respectively. The decrease in our average notes payable is primarily attributable to contractual payments and additional prepayments made on our term loan, as further described in Note 9 to our consolidated financial statements.

Interest expense on our subordinated debentures was $6.2 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively. Average subordinated debentures were $353.8 million and $310.1 million for the three months ended March 31, 2008 and 2007, respectively. The aggregate weighted average rate paid on our subordinated debentures was 7.01% and 7.72% for the three months ended March 31, 2008 and 2007, respectively, reflecting the reduction in short-term interest rates during the periods as $282.5 million, or 79.4% of our subordinated debentures are variable rate. The change in volume and average rates paid reflects the issuance of $77.3 million of variable rate subordinated debentures during 2007 through four newly formed statutory trusts, partially offset by the repayment of $25.8 million of variable rate subordinated debentures in April 2007, as further described in Note 10 to our consolidated financial statements. In addition, in March 2008, we entered into four interest rate swap agreements designated as cash flow hedges to effectively convert the interest rate on $125.0 million of our variable rate subordinated debentures to a blended fixed rate of interest of approximately 4.90%, as further discussed under "--Interest Rate Risk Management" and in Note 10 to our consolidated financial statements.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2008 and 2007.



                                                                        Three Months Ended March 31,
                                                        -----------------------------------------------------------
                                                                     2008                          2007
                                                        ----------------------------- -----------------------------
                                                                     Interest                      Interest
                                                           Average    Income/  Yield/    Average    Income/  Yield/
                                                           Balance    Expense   Rate     Balance    Expense   Rate
                                                           -------    -------   ----     -------    -------   ----
                                                                                                (Restated)
                                                                     (dollars expressed in thousands)
                        ASSETS
                        ------

Interest-earning assets:
    Loans (1)(2)(3)(4)................................  $ 8,950,752   152,892   6.87% $ 7,822,656   153,179   7.94%
    Investment securities (4).........................      942,408    11,602   4.95    1,329,215    16,424   5.01
    Short-term investments............................       18,210       162   3.58      149,604     1,878   5.09
                                                        -----------   -------         -----------   -------
          Total interest-earning assets...............    9,911,370   164,656   6.68    9,301,475   171,481   7.48
                                                                      -------                       -------
Nonearning assets.....................................      932,839                       835,818
                                                        -----------                   -----------
          Total assets................................  $10,844,209                   $10,137,293
                                                        ===========                   ===========


                   LIABILITIES AND
                 STOCKHOLDERS' EQUITY
                 --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand........................  $   998,996     2,032   0.82% $   983,776     2,616   1.08%
       Savings and money market.......................    2,709,104    17,527   2.60    2,437,295    18,337   3.05
       Time deposits of $100 or more..................    1,498,582    16,769   4.50    1,425,704    17,030   4.84
       Other time deposits............................    2,559,345    27,787   4.37    2,397,926    27,790   4.70
                                                        -----------   -------         -----------   -------
          Total interest-bearing deposits.............    7,766,027    64,115   3.32    7,244,701    65,773   3.68
    Other borrowings..................................      531,213     3,928   2.97      393,271     4,418   4.56
    Notes payable (5).................................       39,472       569   5.80       56,594       908   6.51
    Subordinated debentures...........................      353,761     6,165   7.01      310,056     5,903   7.72
                                                        -----------   -------         -----------   -------
          Total interest-bearing liabilities..........    8,690,473    74,777   3.46    8,004,622    77,002   3.90
                                                                      -------                       -------
Noninterest-bearing liabilities:
    Demand deposits...................................    1,195,776                     1,224,318
    Other liabilities.................................      112,837                       123,129
                                                        -----------                   -----------
          Total liabilities...........................    9,999,086                     9,352,069
Stockholders' equity..................................      845,123                       785,224
                                                        -----------                   -----------
          Total liabilities and stockholders' equity..  $10,844,209                   $10,137,293
                                                        ===========                   ===========
Net interest income...................................                 89,879                        94,479
                                                                      =======                       =======
Interest rate spread..................................                          3.22                          3.58
Net interest margin (6)...............................                          3.65%                         4.12%
                                                                                ====                          ====
------------------
(1)  For purposes of these calculations, nonaccrual loans are included in average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income includes the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $352,000 and $401,000 for the three months ended March 31, 2008 and 2007, respectively.
(5)  Interest expense on our notes payable includes commitment, arrangement and renewal fees.  Exclusive of these fees, the interest rates paid  were 4.67% and 6.46% for  the  three months  ended March 31, 2008 and 2007, respectively.
(6)  Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-
     earning assets.


The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.


                                                         Increase (Decrease) Attributable to Change in:
                                                         ----------------------------------------------
                                                                Three Months Ended March 31, 2008
                                                                        Compared to 2007
                                                         ----------------------------------------------
                                                                                                Net
                                                           Volume             Rate            Change
                                                           ------             ----            ------
                                                                (dollars expressed in thousands)

         Interest earned on:
           Loans: (1)(2)(3)
              Taxable................................     $ 21,126           (21,415)            (289)
              Tax-exempt (4).........................           52               (50)               2
           Investment securities:
              Taxable................................       (4,464)             (215)          (4,679)
              Tax-exempt (4).........................         (158)               15             (143)
           Short-term investments....................       (1,283)             (433)          (1,716)
                                                          --------         ---------         --------
                Total interest income................       15,273           (22,098)          (6,825)
                                                          --------         ---------         --------
         Interest paid on:
           Interest-bearing demand deposits..........           41              (625)            (584)
           Savings and money market deposits.........        1,980            (2,790)            (810)
           Time deposits.............................        2,792            (3,056)            (264)
           Other borrowings..........................        1,301            (1,791)            (490)
           Notes payable (5).........................         (249)              (90)            (339)
           Subordinated debentures...................          816              (554)             262
                                                          --------         ---------         --------
                Total interest expense...............        6,681            (8,906)          (2,225)
                                                          --------         ---------         --------
                Net interest income..................     $  8,592           (13,192)          (4,600)
                                                          ========         =========         ========
         -------------------------
         (1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
         (2) Interest income on loans includes loan fees.
         (3) Interest income includes the effect of interest rate swap agreements.
         (4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
         (5) Interest expense on our notes payable includes commitment, arrangement and renewal fees.


Provision for Loan Losses. We recorded a provision for loan losses of $45.9 million for the three months ended March 31, 2008, compared to $3.5 million for the three months ended March 31, 2007. The increase in our provision for loan losses for the first three months of 2008 was primarily driven by increased net loan charge-offs, an increase in nonperforming loans, higher levels of problem loans in our one-to-four family residential real estate and construction and land development loan portfolios, and growth within our loan portfolio, as further discussed under "--Loans and Allowance for Loan Losses." We expect the provision for loan losses to remain at higher levels in the near term as a result of continued distress in our one-to-four family residential real estate and construction and land development loan portfolios.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income. Noninterest income was $33.1 million and $22.6 million for the three months ended March 31, 2008 and 2007, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income, net gains on investment securities and derivative instruments, and other income.

Service charges on deposit accounts and customer service fees were $12.1 million and $10.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase in service charges and customer service fees is primarily attributable to: (a) higher deposit levels associated with internal growth and our acquisitions of banks completed in 2007, as further described under "--Financial Condition," as well as changes in the overall mix of our deposit portfolio; (b) increased cardholder interchange income primarily due to an increase in debit card usage by our customer base; (c) increased fee income from customer service charges for non-sufficient funds and returned checks from our commercial deposit base resulting from our efforts to control fee waivers; and (d) pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

Gain on loans sold and held for sale decreased to $1.7 million from $2.0 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in 2008 is primarily attributable to a decline in loan origination and sale volume in our mortgage banking division, primarily resulting from current market conditions, partially offset by a pre-tax gain of $504,000 recognized on the sale of approximately $10.8 million of our small business loans recorded in March 2008.

We recorded a net gain on investment securities of $1.2 million and $293,000 for the three months ended March 31, 2008 and 2007, respectively. In March 2008, we sold approximately $81.5 million of mortgage-backed available-for-sale investment securities resulting in a pre-tax gain of approximately $867,000.

Bank-owned life insurance investment income was $973,000 and $713,000 for the three months ended March 31, 2008 and 2007, respectively, reflecting an increased return on the performance of the underlying investments surrounding the insurance contracts, which is primarily attributable to the portfolio mix of investments and overall market conditions.

Investment management income generated by MVP, our institutional money management subsidiary, was $1.4 million for the three months ended March 31, 2008, in comparison to $1.5 million for the three months ended March 31, 2007, reflecting decreased portfolio management fee income associated with changes in the level of assets under management and current market conditions.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency, was $2.0 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively, primarily reflecting increased customer volumes.

We recorded a net gain on derivative instruments of $3.4 million and $2,000 for the three months ended March 31, 2008 and 2007, respectively. The net gain in 2008 is primarily attributable to the increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts during the first quarter of 2008 as further discussed under "--Interest Rate Risk Management." Our interest rate floor agreements increase in value as interest rates decline.

We recorded a gain of $5.0 million on the extinguishment of our term repurchase agreement for the three months ended March 31, 2008. In March 2008, we restructured our $100.0 million term repurchase agreement, as further discussed in Note 8 to our consolidated financial statements. The primary modifications were to: (a) increase the borrowing amount to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate to a fixed rate of 3.36%; and (d) terminate the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in a pre-tax gain of $5.0 million.

Other income was $5.4 million and $5.8 million for the three months ended March 31, 2008 and 2007, respectively. The decrease is primarily attributable to a decrease in net loan servicing fees of $271,000 and other items partially offset by a gain recognized in March 2008 on the Visa, Inc., or Visa, initial public offering of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa's initial public offering.

Noninterest Expense. Noninterest expense was $83.4 million and $86.0 million for the three months ended March 31, 2008 and 2007, respectively. Our efficiency ratio was 68.02% for the three months ended March 31, 2008, compared to 73.69% for the comparable period in 2007. The decrease in noninterest expense and related improvement in the efficiency ratio was primarily attributable to certain profit improvement initiatives that we implemented throughout 2007 and the first quarter of 2008.

Salaries and employee benefits expense was $40.6 million and $45.2 million for the three months ended March 31, 2008 and 2007, respectively. We attribute the overall decrease in salaries and employee benefits expense to reduced staffing levels within our mortgage banking division and the completion of certain other staff reductions in 2007 and the first quarter of 2008. Our total full-time equivalent employees (FTEs) decreased to approximately 2,390 at March 31, 2008, from 2,720 at March 31, 2007, representing a decrease of approximately 12.1%. We reduced our FTEs by 12.1% despite adding an aggregate of 26 additional branch offices through acquisitions in 2007 and an aggregate of nine de novo branches opened in 2007 and 2008. The decrease in salaries and employee benefits expense also related to a decrease in incentive compensation expense resulting from the decline in our earnings between the comparable periods.

Occupancy, net of rental income, and furniture and equipment expense was $15.4 million and $12.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase reflects higher levels of expense resulting from our de novo activities and acquisitions in 2007 and 2008, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain branch offices, increased expenses associated with the purchase and/or lease of properties that will be utilized for future branch office locations, and depreciation expense associated with acquisitions and capital expenditures.

Information technology and item processing fees were $9.3 million for the three months ended March 31, 2008 and 2007. As more fully described in Note 5 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and Adrian Baker and UPAC.

Legal, examination and professional fees were $2.8 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively, primarily reflecting an increase in the level of loan fees related to foreclosure and collection fees. In addition, the continued expansion of overall corporate activities and the level of legal fees associated with certain litigation matters, including those assumed in conjunction with our acquisition of CFHI and Coast Bank of Florida in November 2007, have contributed to the overall expense levels in 2007 and 2008.

Advertising and business development expense was $1.5 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively, reflecting our efforts to control these expenses as a result of the decrease in our earnings.

Charitable contributions expense was $97,000 and $1.9 million for the three months ended March 31, 2008 and 2007, respectively, reflecting a decrease in charitable contributions made to the Dierberg Operating Foundation, Inc., a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 5 to our consolidated financial statements.

Other expense was $9.3 million and $8.9 million for the three months ended March 31, 2008 and 2007, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to an increase in expenses associated with continued growth and expansion of our banking franchise, partially offset by a credit recorded to other expense of $350,000 resulting from the reversal of a portion of a previously recorded litigation reserve related to the Visa initial public offering.

Provision for Income Taxes. The provision (benefit) for income taxes reflects an income tax benefit of $2.0 million for the three months ended March 31, 2008, compared to income tax expense of $9.7 million for the three months ended March 31, 2007. The decrease in income taxes is primarily attributable to our reduced level of earnings.

                          Interest Rate Risk Management

We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the re-pricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of March 31, 2008 and December 31, 2007 are summarized as follows:


                                                            March 31, 2008            December 31, 2007
                                                       ------------------------    -----------------------
                                                         Notional     Credit         Notional     Credit
                                                          Amount     Exposure         Amount     Exposure
                                                          ------     --------         ------     --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges - loans.....................  $ 400,000        371          400,000      5,271
         Cash flow hedges - subordinated debentures...    125,000         --               --         --
         Interest rate floor agreements...............    300,000      5,172          300,000      1,699
         Interest rate cap agreements.................    400,000          9          400,000         50
         Interest rate lock commitments...............     18,000        151            3,000         23
         Forward commitments to sell
           mortgage-backed securities.................     99,000         --           55,000         40
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

For the three months ended March 31, 2008, we realized net interest income of $1.8 million on our derivative financial instruments, whereas for the three months ended March 31, 2007, we realized net interest expense of $1.4 million on our derivative financial instruments. The $3.2 million increase in net interest income is primarily attributable to the decline in the prime lending rate, which has significantly reduced our cost associated with these instruments. We recorded net gains on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $3.4 million and $2,000 for the three months ended March 31, 2008 and 2007, respectively. The net gains on our derivative instruments reflect changes in the fair value of our interest rate floor and interest rate cap agreements, as further discussed below.

Our asset-sensitive position, coupled with the effect of recent cuts in interest rates in late 2007 and in the first three months of 2008, as further discussed under "-- Results of Operations," has negatively impacted our net interest income and will continue to impact the level of our net interest income over time, as reflected in our net interest margin for the three months ended March 31, 2008 as compared to the comparable period in 2007.

Cash Flow Hedges - Loans. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain of our loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

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

The amount receivable by us under these swap agreements was $752,000 and $6.0 million at March 31, 2008 and December 31, 2007, respectively, and the amount payable by us under these swap agreements was $380,000 and $683,000 at March 31, 2008 and December 31, 2007, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges on certain loans as of March 31, 2008 and December 31, 2007 were as follows:

                                                        Notional     Interest Rate  Interest Rate     Fair
                          Maturity Date                  Amount          Paid         Received        Value
                          -------------                  ------          ----         --------        -----
                                                                  (dollars expressed in thousands)

         March 31, 2008:
             September 18, 2009......................  $ 200,000         2.39%          5.20%       $  7,828
             September 20, 2010......................    200,000         2.39           5.20          12,676
                                                       ---------                                    --------
                                                       $ 400,000         2.39           5.20        $ 20,504
                                                       =========        =====          =====        ========

         December 31, 2007:
             September 18, 2009......................  $ 200,000         4.39%          5.20%       $  4,585
             September 20, 2010......................    200,000         4.39           5.20           7,331
                                                       ---------                                    --------
                                                       $ 400,000         4.39           5.20        $ 11,916
                                                       =========        =====          =====        ========

Cash Flow Hedges - Subordinated Debentures. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, with the objective of stabilizing our long-term cost of capital and cash flow, and accordingly, net interest income on our subordinated debentures to the respective call dates of certain subordinated debentures:

         >> In March 2008, we entered into the following four interest rate swap agreements totaling $125.0 million notional amount, in aggregate, to effectively convert the interest rate on $125.0 million of our subordinated debentures from a variable rate to a blended fixed rate of interest of approximately 4.90%: (a) $25.0 million notional amount with a maturity date of July 7, 2011; (b) $50.0 million notional amount with a maturity date of December 15, 2011; (c) $25.0 million notional amount with a maturity date of March 30, 2012; and (d) $25.0 million notional amount with a maturity date of December 15, 2012. These swap agreements provide for us to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate, or LIBOR, plus

               1.65%, 1.85%, 1.61% and 2.25%, respectively, and pay a fixed rate of interest. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis.

The amount receivable by us under these swap agreements was $198,000 at March 31, 2008, and the amount payable by us under these swap agreements was $209,000 at March 31, 2008.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges on certain subordinated debentures as of March 31, 2008 were as follows:

                                                        Notional     Interest Rate Interest Rate    Fair
                        Maturity Date                    Amount          Paid        Received       Value
                        -------------                    ------          ----        --------       -----
                                                                 (dollars expressed in thousands)

         July 7, 2011................................  $  25,000         4.40%         4.41%       $   42
         December 15, 2011...........................     50,000         4.91          4.65          (222)
         March 30, 2012..............................     25,000         4.71          4.31           (84)
         December 15, 2012...........................     25,000         5.57          5.05          (139)
                                                       ---------                                   ------
                                                       $ 125,000         4.90          4.61        $ (403)
                                                       =========        =====         =====        ======

Interest Rate Floor Agreements. In September 2005, we entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with our interest rate risk management program. The interest rate floor agreement provides for us to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. In August 2006, we entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of one of our $100.0 million term repurchase agreements, as further described below, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. The fair value of the interest rate floor agreements, which is included in other assets in our consolidated balance sheets, was $5.0 million and $1.7 million at March 31, 2008 and December 31, 2007, respectively. On May 9, 2008, we terminated our interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program.

Interest Rate Floor Agreements Embedded in Term Repurchase Agreements. We have a term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 8 to our consolidated financial statements. The underlying securities associated with the term repurchase agreement are agency collateralized mortgage obligation securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreement was entered into with the objective of stabilizing net interest income over time, further protecting our net interest margin against changes in interest rates and providing funding for security purchases. At
December 31, 2007, the term repurchase agreement had a borrowing amount of $100.0 million, a maturity date of October 12, 2010, and interest rate floor agreements included within the term repurchase agreement, which represented embedded derivative instruments that, in accordance with existing accounting literature governing derivative instruments, were not required to be separated from the term repurchase agreement and accounted for separately as a derivative financial instrument. On March 31, 2008, we restructured our existing $100.0 million term repurchase agreement. The primary modifications were to: (a) increase the borrowing amount from $100.0 million to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate tied to LIBOR to a fixed rate of 3.36%; and
(d) terminate the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in a pre-tax gain of $5.0 million, which is reflected in noninterest income in our consolidated statements of operations. The term repurchase agreement is reflected in other borrowings in our consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in our consolidated statements of operations.

Interest Rate Cap Agreements. In September 2006, we entered into a $200.0 million notional amount three-year interest rate cap agreement and a $200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that we entered into in September 2006, as previously described, to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The fair value of the interest rate cap agreements, which is included in other assets in our consolidated balance sheets, was $9,000 and $50,000 at March 31, 2008 and December 31, 2007, respectively.

Pledged Collateral. At March 31, 2008 and December 31, 2007, we had accepted cash of $26.0 million and $21.4 million, respectively, as collateral in connection with our interest rate swap agreements. At March 31, 2008, we had pledged cash of $1.1 million as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in June 2008. The fair value of the interest rate lock commitments, which is included in other assets in our consolidated balance sheets, was $151,000 and $23,000 at March 31, 2008 and December 31, 2007, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in loans held for sale in our consolidated balance sheets, was ($424,000) and $40,000 at March 31, 2008 and December 31, 2007, respectively.

                       Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 93.0% of our total interest income for the three months ended March 31, 2008, in comparison to 89.4% for the comparable period in 2007. Loans, net of unearned discount, increased to $9.01 billion, or 83.2% of our assets, at March 31, 2008, compared to $8.89 billion, or 81.5% of our assets, at December 31, 2007. The following table summarizes the composition of our loan portfolio at March 31, 2008 and December 31, 2007:

                                                                               March 31,     December 31,
                                                                                 2008            2007
                                                                                 ----            ----
                                                                                              (Restated)
                                                                         (dollars expressed in thousands)

         Commercial, financial and agricultural............................   $2,501,363      2,382,067
         Real estate construction and development..........................    2,103,765      2,141,234
         Real estate mortgage:
             One-to-four family residential................................    1,614,231      1,602,575
             Multi-family residential......................................      206,163        177,246
             Commercial real estate........................................    2,432,513      2,431,464
         Consumer and installment, net of unearned discount................       86,573         85,519
         Loans held for sale...............................................       67,821         66,079
                                                                              ----------     ----------
             Loans, net of unearned discount...............................   $9,012,429      8,886,184
                                                                              ==========     ==========

The overall increase in loans, net of unearned discount, during the first quarter of 2008 is primarily attributable to the following:

         >> An increase of $119.3 million in our commercial, financial and agricultural portfolio attributable to internal loan production growth, partially offset by the sale of the guaranteed portion of approximately $10.8 million of our small business loans in March 2008, which resulted in a pre-tax gain of $504,000;

         >> An increase of $11.7 million in our one-to-four family residential real estate mortgage portfolio, primarily attributable to internal loan production growth, partially offset by increased charge-offs recorded on certain existing loans, as further discussed below. Our one-to-four family residential loan portfolio included approximately $50.8 million and $54.8 million of sub-prime mortgage loans at March 31, 2008 and December 31, 2007, respectively, representing 3.1% and 3.4% of our one-to-four family residential real estate loan portfolio, respectively; and

         >>    An increase of $28.9 million in our multi-family residential real
               estate   mortgage   portfolio   attributable   to  internal  loan
               production growth; partially offset by

         >> A decrease of $37.5 million in our real estate construction and development portfolio attributable to internal efforts to decrease our exposure to real estate construction and development loans, and increased charge-offs recorded on certain existing loans, as further discussed below.

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2008 and December 31, 2007:

                                                                                March 31,   December 31,
                                                                                  2008          2007
                                                                                  ----          ----
                                                                                             (Restated)
                                                                           (dollars expressed in thousands)
         Commercial, financial and agricultural:
              Nonaccrual...................................................  $     8,186        5,916
         Real estate construction and development:
              Nonaccrual...................................................      162,443      151,812
         Real estate mortgage:
              One-to-four family residential:
                  Nonaccrual...............................................       46,882       32,931
                  Restructured.............................................        6,140            7
              Multi-family residential:
                  Nonaccrual...............................................           61           --
              Commercial real estate:
                  Nonaccrual...............................................       12,909       11,294
         Consumer and installment:
              Nonaccrual...................................................          184          263
                                                                             -----------    ---------
                    Total nonperforming loans..............................      236,805      202,223
         Other real estate.................................................       13,157       11,225
                                                                             -----------    ---------
                    Total nonperforming assets.............................  $   249,962      213,448
                                                                             ===========    =========

         Loans, net of unearned discount...................................  $ 9,012,429    8,886,184
                                                                             ===========    =========

         Loans past due 90 days or more and still accruing.................  $    23,553       26,753
                                                                             ===========    =========

         Ratio of:
           Allowance for loan losses to loans..............................         2.05%        1.89%
           Nonperforming loans to loans....................................         2.63         2.28
           Allowance for loan losses to nonperforming loans................        78.20        83.27
           Nonperforming assets to loans and other real estate.............         2.77         2.40
                                                                             ===========    =========

Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $236.8 million at March 31, 2008, compared to $202.2 million at December 31, 2007 and $62.5 million at March 31, 2007. Nonperforming loans were 2.63% of loans, net of unearned discount, at March 31, 2008, compared to 2.28% and 0.79% of loans, net of unearned discount, at December 31, 2007 and March 31, 2007, respectively. Other real estate owned was $13.2 million, $11.2 million and $8.5 million at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, were $250.0 million at March 31, 2008, compared to $213.4 million at December 31, 2007 and $71.0 million at March 31, 2007. Loans past due 90 days or more and still accruing interest were $23.6 million at March 31, 2008, compared to $26.8 million and $4.2 million at December 31, 2007 and March 31, 2007, respectively.

Nonperforming loans at March 31, 2008 increased $34.6 million, or 17.1%, from nonperforming loans at December 31, 2007. We attribute the increase in our nonperforming loans to the following:

         >> An increase in one-to-four family residential nonaccrual loans of $14.0 million, primarily comprised of an increase in our mortgage banking division of $10.7 million, to $38.5 million at March 31, 2008 from $27.7 million at December 31, 2007. During the first three months of 2008, we placed approximately $26.1 million of one-to-four family residential mortgage loans, including sub-prime loans, associated with our mortgage banking division on nonaccrual status. The increase in these nonaccrual loans was partially offset by net loan charge-offs of $9.7 million,
               transfers  to  other  real  estate  and  payment  activity.   Our
               one-to-four  family   residential   mortgage  portfolio  included
               approximately $50.8 million and $54.8 million of sub-prime mortgage loans, or 3.1% and 3.4% of our one-to-four family residential mortgage portfolio, at March 31, 2008 and December 31, 2007, respectively, of which approximately $11.0 million and $6.6 million were nonperforming at March 31, 2008 and December 31, 2007, respectively. Of the $26.1 million of loans that were placed on nonaccrual status in the first quarter of 2008, $1.7 million represented residential mortgage loans sold with recourse that we were required to repurchase based on the terms of the underlying sales contracts, and $5.8 million related to our Florida region;

         >> An increase in one-to-four family restructured loans during the first three months of 2008 of $6.1 million. Our mortgage banking division restructured approximately $6.1 million of one-to-four family residential mortgage loans, primarily located in California and Florida, whereby the contractual interest rate was reduced over a certain time period. At the time of the restructures, the loans were in full compliance with the terms of the respective loan contracts and none of the restructured loans were delinquent under the modified loan contracts as of March 31, 2008; and

         >> An increase in real estate construction and development nonaccrual loans of $10.6 million, primarily resulting from a net increase in certain nonaccrual credits of approximately $27.9 million, of which $13.8 million resulted from the Northern California region; partially offset by net charge-offs of $17.3 million, of which $15.9 million resulted from the Northern California region.

Nonperforming loans in our Northern California real estate portfolio were $97.2 million and $99.2 million, or 41.0% and 49.1%, of our total nonperforming loans at March 31, 2008 and December 31, 2007, respectively. Nonperforming loans in our Florida region were $61.4 million and $45.1 million, or 25.9% and 22.3%, of our total nonperforming loans at March 31, 2008 and December 31, 2007, respectively. We expect the declining and unstable market conditions associated with our one-to-four family residential mortgage loan portfolio and our real estate construction and development portfolio, particularly in Northern California and Florida, to continue in the near term, which could increase the amount of our nonperforming loans, loan charge-offs and provision for loan losses.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $79.5 million and $42.1 million, respectively, at March 31, 2008, and $84.9 million and $46.0 million, respectively, at December 31, 2007. We recorded impaired loans acquired in acquisitions during the year ended December 31, 2007 of $45.7 million at the time of acquisition. There was no allowance for loan losses related to these loans at March 31, 2008 and December 31, 2007. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at March 31, 2008 and December 31, 2007. Transfers to other real estate, charge-offs and payments of $2.3 million, $1.4 million and $225,000, respectively, were recorded on these loans during the three months ended March 31, 2008.

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 were as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    -----------------------
                                                                                       2008         2007
                                                                                       ----         ----
                                                                               (dollars expressed in thousands)

         Balance, beginning of period.............................................  $ 168,391      145,729
         Acquired allowance for loan losses.......................................         --        2,925
                                                                                    ---------     --------
                                                                                      168,391      148,654
                                                                                    ---------      -------
         Loans charged-off........................................................    (31,339)     (11,715)
         Recoveries of loans previously charged-off...............................      2,185        1,709
                                                                                    ---------     --------
              Net loan charge-offs................................................    (29,154)     (10,006)
                                                                                    ---------     --------
         Provision for loan losses................................................     45,947        3,500
                                                                                    ---------     --------
         Balance, end of period...................................................  $ 185,184      142,148
                                                                                    =========     ========

We recorded net loan charge-offs of $29.2 million for the three months ended March 31, 2008, compared to $10.0 million for the three months ended March 31, 2007. Net loan charge-offs recorded for the three months ended March 31, 2008 included $15.9 million of net loan charge-offs associated with our Northern California real estate construction and development portfolio, compared to $2.5 million for the comparable period in 2007. We continue to experience distress and declining conditions within our Northern California real estate market, resulting in further increased developer inventories, slower lot and home sales, and substantially declining market values. Net loan charge-offs recorded for the three months ended March 31, 2008 also include $9.7 million of net loan charge-offs associated with our mortgage banking division, compared to $5.5 million for the comparable period in 2007. Our annualized net loan charge-offs as a percentage of average loans was 1.31% for the first three months of 2008, compared to 0.52% for the comparable period in 2007.

Our allowance for loan losses was $185.2 million at March 31, 2008, compared to $168.4 million at December 31, 2007 and $142.1 million at March 31, 2007. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.05% at March 31, 2008, compared to 1.89% at December 31, 2007 and 1.79% at March 31, 2007. Our allowance for loan losses as a percentage of nonperforming loans was 78.20%, 83.27% and 227.37% at March 31, 2008, December 31, 2007 and
March 31, 2007, respectively. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including highly competitive markets within certain sectors of our loan portfolio.

Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in our loan portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. Furthermore, management has implemented additional procedures to analyze concentrations in our real estate portfolio in light of current economic and market conditions. These procedures include monthly meetings with our real estate groups and enhanced reporting to track land, lot, construction and finished inventory levels within our real estate construction and development portfolio. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the adjustments necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the changes in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of operations.

                                    Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings. The aggregate funds acquired from these sources were $2.01 billion and $2.00 billion at March 31, 2008 and December 31, 2007, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at March 31, 2008:

                                                      Certificates of Deposit    Other
                                                        of $100,000 or More    Borrowings          Total
                                                        -------------------    ----------          -----
                                                                   (dollars expressed in thousands)

         Three months or less.............................  $  601,165           225,150           826,315
         Over three months through six months.............     431,259            46,054           477,313
         Over six months through twelve months............     280,905           101,000           381,905
         Over twelve months...............................      95,388           230,760           326,148
                                                            ----------          --------        ----------
              Total.......................................  $1,408,717           602,964         2,011,681
                                                            ==========          ========        ==========

In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2008 and December 31, 2007, First Bank's borrowing capacity under the agreement was approximately $1.73 billion and $523.3 million, respectively.

In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $553.4 million and $672.3 million at March 31, 2008 and December 31, 2007, respectively. We had FHLB advances outstanding of $200.8 million at March 31, 2008, compared to $857,000 at December 31, 2007. The increase during the three months ended March 31, 2008 resulted from two $100.0 million FHLB advances drawn by First Bank in January 2008 that mature in January 2009 and July 2009.

Our loan-to-deposit ratio increased to 101.1% at March 31, 2008 from 97.1% at December 31, 2007. As a result of this increase, we implemented certain strategies during the first quarter of 2008 to improve our liquidity position, including the $200.0 million FHLB borrowings, as discussed above, as well as increasing the availability of our borrowing relationship with both the Federal Reserve Bank of St. Louis and the FHLB through a review of available collateral. Our borrowing capacity with the FHLB increased to $906.5 million in April 2008 as a result of additional collateral availability. We are continuing to monitor liquidity and take appropriate actions in light of uncertain market conditions, increased loan funding needs and deposit trends.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at March 31, 2008 were as follows:

                                                    Less than      1-3        3-5       Over
                                                     1 Year       Years      Years     5 Years     Total (1)
                                                     ------      ------      -----     -------     -----
                                                               (dollars expressed in thousands)

         Operating leases.......................  $    16,935     28,294     20,312     51,785     117,326
         Certificates of deposit (2)............    3,500,835    296,542     61,205      2,182   3,860,764
         Other borrowings (2)...................      324,203    100,761    120,000         --     544,964
         Notes payable (2)......................       48,000     10,000         --         --      58,000
         Subordinated debentures (2)............           --         --         --    353,771     353,771
         Other contractual obligations..........        1,271(3)     189        136         60       1,656
                                                  -----------   --------   --------   --------  ----------
              Total.............................  $ 3,891,244    435,786    201,653    407,798   4,936,481
                                                  ===========   ========   ========   ========  ==========
         ---------------
         (1)  Amounts exclude FIN 48 unrecognized tax liabilities of $12.5 million and related accrued interest expense of $1.6 million for which the timing of payment of such liabilities cannot be  reasonably estimated as of March 31, 2008.
         (2)  Amounts exclude the related interest expense accrued on  these  obligations as of March 31, 2008.
         (3)  Includes  an  accrued  expense  related to our remaining estimated indemnification obligation, as member bank, to share certain  litigation costs of Visa, as further described under "-Noninterest
              Expense."

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

                       Effects of New Accounting Standards

In March 2006, the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets. SFAS No. 156, an amendment of FASB SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, addresses the recognition and measurement of separately recognized servicing assets and liabilities and allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 156 on January 1, 2007, which did not have a material impact on our financial condition or results of operations. On January 1, 2008, we opted to measure servicing rights at fair value. The election of this option resulted in the recognition of a cumulative effect of a change in accounting principle of $6.3 million, which was recorded as an increase to beginning retained earnings as further described in Note 1 and Note 3 to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 - Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Implementation is deferred for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 157 related to financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually) on January 1, 2008, which did not have a material impact on our financial condition or results of operations other than certain additional disclosure requirements.

In September 2006, the FASB issued SFAS No. 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as a net asset or liability in the balance sheet and to recognize changes in the funded status of the plan through comprehensive income in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of the company's fiscal year end. Effective December 31, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, resulting in a cumulative effect of change in accounting principle of $902,000, which was recorded as a decrease to accumulated other comprehensive loss as of December 31, 2007. We have not yet adopted the measurement date provisions of SFAS No. 158, which become effective for us as of December 31, 2008; however, we do not anticipate the adoption of the measurement date provisions of SFAS No. 158 to have a material effect on our consolidated financial statements.

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

In November 2007, the SEC issued SEC Staff Accounting Bulletin,  or SAB, No. 109
- Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 requires fair value measurements of derivative loan commitments or other written loan commitments recorded through earnings to include the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB 105 - Application of Accounting Principles to Loan Commitments, which applied only to derivative loan commitments accounted for at fair value through earnings, and broadens its application to all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 also states that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We implemented SAB No. 109 on January 1, 2008, which did not have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) - Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how entities will account for business combinations under SFAS No. 141(R) include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date;
(c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date;
(d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. SFAS No. 141(R) is effective for all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial condition, results of operations and the disclosures that will be presented in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 - Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. We are currently evaluating the requirements of SFAS No. 160 to determine their impact on our financial condition, results of operations and the disclosures that will be presented in our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 - Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under No. SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy (fair value hedge, cash flow hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the requirements of SFAS No. 161 to determine their impact on the disclosures that will be presented in our consolidated financial statements.





       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


At December 31, 2007, our risk management program's simulation model indicated a loss of projected net interest income should interest rates decline. We are "asset-sensitive," indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 3.9% of net interest income, based on assets and liabilities at December 31, 2007. At March 31, 2008, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

Our asset-sensitive position, coupled with the effect of recent cuts in interest rates in late 2007 and in the first three months of 2008, has negatively impacted our net interest income and will continue to impact the level of our net interest income over time, as reflected in our net interest margin for the three months ended March 31, 2008 as compared to the comparable period in 2007, and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."





                        ITEM 4 - CONTROLS AND PROCEDURES

Except for the changes noted below, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As reported in Amendment No. 1 to our 2007 Annual Report on Form 10-K, management identified material weaknesses in internal control over financial reporting at our mortgage banking division. Specifically, we did not maintain sufficient anti-fraud controls for the mortgage banking division which allowed the former President of our mortgage banking division to intentionally effect certain transactions and journal entries to omit a repurchase agreement obligation, including the related interest expense thereon, and overstate mortgage banking revenues.

The following material weaknesses were identified related to our internal control over financial reporting:

     >> We did not maintain appropriate oversight and supervision of certain operational and accounting personnel in the mortgage banking division;

     >> We did not maintain a sufficient complement of personnel in our mortgage banking division with an appropriate level of accounting knowledge, experience and training necessary to properly account for certain complex transactions associated with the operations of the mortgage banking division; and

     >> We did not maintain effective controls over the recording of journal entries necessary to properly account for certain complex transactions associated with the operations of the mortgage banking division. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to provide reasonable assurance of the completeness and accuracy of the journal entries recorded.

As a result of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007.

As of July 30, 2008, we have implemented additional measures to address the aforementioned material weaknesses, including the following:

     >> Changed the oversight and supervision of the operational and accounting personnel in the mortgage banking division through the establishment of a direct reporting line to the Company's President and Chief Executive Officer and Chief Financial Officer;

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

We will continue to evaluate the effectiveness of our remediation process and the actions taken to date as summarized above.

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act as a result of the material weaknesses outlined above. Under the direction of our President and Chief Executive Officer and our Chief Financial Officer, we are further evaluating our disclosure controls and procedures and internal control over financial reporting, including modifications to controls currently planned and being implemented, with the intent to fully remediate the material weaknesses in our internal control over financial reporting.

                           PART II - OTHER INFORMATION


                               ITEM 6 - EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

      Exhibit Number                        Description
      --------------                        -----------

          31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer - filed herewith.

          31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer - filed herewith.

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



Date:  July 30, 2008

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