Form 10-Q
period 2008-06-30
FIRST BANKS, INC
filed 2008-08-13
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                                   ----------

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

      Large accelerated filer [ ]                 Accelerated filer [ ]
      Non-accelerated filer [X] (Do not check     Smaller reporting company [ ]
      if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                    Shares Outstanding
                   Class                             at July 31, 2008
      -------------------------------               -------------------

      Common Stock, $250.00 par value                     23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------

PART I.     FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS ...............................     1

            CONSOLIDATED STATEMENTS OF OPERATIONS .....................     2

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
               EQUITY AND COMPREHENSIVE INCOME ........................     3

            CONSOLIDATED STATEMENTS OF CASH FLOWS .....................     4

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................     5

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ....................    21

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK ...................................................    41

  ITEM 4.   CONTROLS AND PROCEDURES ...................................    41

PART II.    OTHER INFORMATION

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......    43

  ITEM 5.   OTHER INFORMATION .........................................    43

  ITEM 6.   EXHIBITS ..................................................    43

SIGNATURES ............................................................    44

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                           CONSOLIDATED BALANCE SHEETS
        (dollars expressed in thousands, except share and per share data)

                                                                                         June 30,    December 31,
                                                                                          2008          2007
                                                                                       -----------   ------------
                                                                                       (unaudited)    (Restated)
                                    ASSETS
                                    ------
Cash and cash equivalents:
   Cash and due from banks .........................................................   $   308,633        217,597
   Short-term investments ..........................................................        14,214         14,078
                                                                                       -----------   ------------
      Total cash and cash equivalents ..............................................       322,847        231,675
                                                                                       -----------   ------------
Investment securities:
   Available for sale ..............................................................       671,705      1,000,392
   Held to maturity (fair value of $19,494 and $19,078, respectively) ..............        19,204         18,879
                                                                                       -----------   ------------
      Total investment securities ..................................................       690,909      1,019,271
                                                                                       -----------   ------------
Loans:
   Commercial, financial and agricultural ..........................................     2,601,426      2,382,067
   Real estate construction and development ........................................     1,979,404      2,141,234
   Real estate mortgage ............................................................     4,317,108      4,211,285
   Consumer and installment ........................................................        97,776         97,117
   Loans held for sale .............................................................        60,043         66,079
                                                                                       -----------   ------------
      Total loans ..................................................................     9,055,757      8,897,782
   Unearned discount ...............................................................       (10,643)       (11,598)
   Allowance for loan losses .......................................................      (200,957)      (168,391)
                                                                                       -----------   ------------
      Net loans ....................................................................     8,844,157      8,717,793
                                                                                       -----------   ------------
Bank premises and equipment, net ...................................................       240,449        240,456
Goodwill and other intangible assets ...............................................       312,420        315,651
Bank-owned life insurance ..........................................................       117,753        116,619
Deferred income taxes ..............................................................       132,398        139,277
Other assets .......................................................................       138,813        121,728
                                                                                       -----------   ------------
      Total assets .................................................................   $10,799,746     10,902,470
                                                                                       ===========   ============
                                  LIABILITIES
                                  -----------
Deposits:
   Noninterest-bearing demand ......................................................   $ 1,265,002      1,259,123
   Interest-bearing demand .........................................................       962,975        980,850
   Savings and money market ........................................................     2,929,410      2,716,726
   Time deposits of $100 or more ...................................................     1,293,466      1,546,857
   Other time deposits .............................................................     2,396,430      2,645,637
                                                                                       -----------   ------------
      Total deposits ...............................................................     8,847,283      9,149,193
Other borrowings ...................................................................       593,634        409,616
Notes payable ......................................................................        30,000         39,000
Subordinated debentures ............................................................       353,790        353,752
Deferred income taxes ..............................................................        38,188         48,209
Accrued expenses and other liabilities .............................................        38,226         55,079
Minority interest in subsidiaries ..................................................        90,720          5,544
                                                                                       -----------   ------------
      Total liabilities ............................................................     9,991,841     10,060,393
                                                                                       -----------   ------------
                             STOCKHOLDERS' EQUITY
                             --------------------
Preferred stock:
   $1.00 par value, 5,000,000 shares authorized, no shares issued and
      outstanding ..................................................................            --             --
   Class A convertible, adjustable rate, $20.00 par value, 750,000 shares
      authorized, 641,082 shares issued and outstanding ............................        12,822         12,822
   Class B adjustable rate, $1.50 par value, 200,000 shares
      authorized, 160,505 shares issued and outstanding ............................           241            241
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued
   and outstanding .................................................................         5,915          5,915
Additional paid-in capital .........................................................         9,685          9,685
Retained earnings ..................................................................       779,537        818,343
Accumulated other comprehensive loss ...............................................          (295)        (4,929)
                                                                                       -----------   ------------
      Total stockholders' equity ...................................................       807,905        842,077
                                                                                       -----------   ------------
      Total liabilities and stockholders' equity ...................................   $10,799,746     10,902,470
                                                                                       ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED) (dollars expressed in thousands, except share and per share data)

                                                                                  Three Months Ended         Six Months Ended
                                                                                       June 30,                  June 30,
                                                                               -----------------------   -----------------------
                                                                                  2008         2007         2008         2007
                                                                               ----------   ----------   ----------   ----------
                                                                                            (Restated)                (Restated)
                                                                                            ----------                ----------
Interest income:
   Interest and fees on loans ..............................................   $  138,142      157,075      290,864      310,085
   Investment securities ...................................................        9,457       17,182       20,877       33,374
   Short-term investments ..................................................          154        2,315          316        4,193
                                                                               ----------   ----------   ----------   ----------
         Total interest income .............................................      147,753      176,572      312,057      347,652
                                                                               ----------   ----------   ----------   ----------
Interest expense:
   Deposits:
      Interest-bearing demand ..............................................        1,321        2,313        3,353        4,929
      Savings and money market .............................................       14,417       20,460       31,944       38,797
      Time deposits of $100 or more ........................................       13,016       18,204       29,785       35,234
      Other time deposits ..................................................       22,728       28,180       50,515       55,970
   Other borrowings ........................................................        3,859        4,869        7,787        9,287
   Notes payable ...........................................................          696          636        1,265        1,544
   Subordinated debentures .................................................        4,933        6,442       11,098       12,345
                                                                               ----------   ----------   ----------   ----------
         Total interest expense ............................................       60,970       81,104      135,747      158,106
                                                                               ----------   ----------   ----------   ----------
         Net interest income ...............................................       86,783       95,468      176,310      189,546
Provision for loan losses ..................................................       84,053        3,417      130,000        6,917
                                                                               ----------   ----------   ----------   ----------
         Net interest income after provision for loan losses ...............        2,730       92,051       46,310      182,629
                                                                               ----------   ----------   ----------   ----------
Noninterest income:
   Service charges on deposit accounts and customer service fees ...........       13,071       11,661       25,173       22,269
   Gain on loans sold and held for sale ....................................          968          120        2,648        2,072
   Net loss on investment securities .......................................       (5,784)      (1,533)      (4,623)      (1,240)
   Bank-owned life insurance investment income .............................          724          999        1,697        1,712
   Investment management income ............................................          686        1,542        2,042        3,052
   Insurance fee and commission income .....................................        1,930        1,868        3,904        3,563
   Net (loss) gain on derivative instruments ...............................       (1,646)        (344)       1,786         (342)
   Gain on extinguishment of term repurchase agreement .....................           --           --        5,000           --
   Other ...................................................................        8,942        5,286       14,375       11,122
                                                                               ----------   ----------   ----------   ----------
         Total noninterest income ..........................................       18,891       19,599       52,002       42,208
                                                                               ----------   ----------   ----------   ----------
Noninterest expense:
   Salaries and employee benefits ..........................................       37,099       43,732       77,669       88,960
   Occupancy, net of rental income .........................................        8,969        8,023       18,914       15,731
   Furniture and equipment .................................................        5,473        4,676       10,902        9,227
   Postage, printing and supplies ..........................................        1,688        1,649        3,334        3,431
   Information technology fees .............................................        9,052        9,189       18,391       18,520
   Legal, examination and professional fees ................................        4,488        2,681        7,302        4,414
   Amortization of intangible assets .......................................        2,785        3,227        5,561        6,153
   Advertising and business development ....................................        1,983        1,670        3,447        3,570
   FDIC insurance ..........................................................        2,066          268        3,013          516
   Charitable contributions ................................................          307        1,462          404        3,378
   Other ...................................................................       10,732        8,134       19,129       16,799
                                                                               ----------   ----------   ----------   ----------
         Total noninterest expense .........................................       84,642       84,711      168,066      170,699
                                                                               ----------   ----------   ----------   ----------
         (Loss) income before (benefit) provision for income taxes
            and minority interest in income of subsidiaries ................      (63,021)      26,939      (69,754)      54,138
(Benefit) provision for income taxes .......................................      (23,137)       9,537      (25,142)      19,283
                                                                               ----------   ----------   ----------   ----------
         (Loss) income before minority interest in income of
            subsidiaries ...................................................      (39,884)      17,402      (44,612)      34,855
Minority interest in income of subsidiaries ................................           33           31          178          101
                                                                               ----------   ----------   ----------   ----------
         Net (loss) income .................................................      (39,917)      17,371      (44,790)      34,754
Preferred stock dividends ..................................................          132          132          328          328
                                                                               ----------   ----------   ----------   ----------
         Net (loss) income available to common stockholders ................   $  (40,049)      17,239      (45,118)      34,426
                                                                               ==========   ==========   ==========   ==========
Basic (loss) earnings per common share .....................................   $(1,692.61)      728.65    (1,906.87)    1,454.99
                                                                               ==========   ==========   ==========   ==========
Diluted (loss) earnings per common share ...................................   $(1,692.61)      722.40    (1,906.87)    1,444.47
                                                                               ==========   ==========   ==========   ==========
Weighted average shares of common stock outstanding ........................       23,661       23,661       23,661       23,661
                                                                               ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                              INCOME - (UNAUDITED)
 Six Months Ended June 30, 2008 and 2007 and Six Months Ended December 31, 2007
             (dollars expressed in thousands, except per share data)

                                                                                                                Accu-
                                                         Adjustable Rate                                       mulated
                                                         Preferred Stock                                        Other
                                                        -----------------                                      Compre-      Total
                                                         Class A                     Additional                hensive     Stock-
                                                         Conver-            Common     Paid-In    Retained     Income     holders'
                                                          tible   Class B    Stock     Capital    Earnings     (Loss)      Equity
                                                        --------  -------  --------  ----------  ----------  ----------  ----------
                                                                                                 (Restated)  (Restated)  (Restated)
Balances, December 31, 2006 ..........................  $ 12,822      241     5,915       9,685     767,199     (13,092)    782,770
                                                                                                                         ----------
Six months ended June 30, 2007:
   Comprehensive income:
      Net income .....................................        --       --        --          --      34,754          --      34,754
      Other comprehensive income, net of tax:
         Unrealized losses on investment
            securities ...............................        --       --        --          --          --      (8,565)     (8,565)
         Reclassification adjustment for investment
            securities gains included in net income ..        --       --        --          --          --         (94)        (94)
         Derivative instruments:
            Current period transactions ..............        --       --        --          --          --        (596)       (596)
                                                                                                                         ----------
   Total comprehensive income ........................                                                                       25,499
   Cumulative effect of change in accounting
      principle ......................................        --       --        --          --       2,470          --       2,470
   Class A preferred stock dividends, $0.50 per
      share ..........................................        --       --        --          --        (321)         --        (321)
   Class B preferred stock dividends, $0.04 per
      share ..........................................        --       --        --          --          (7)         --          (7)
                                                        --------  -------  --------  ----------  ----------  ----------  ----------
Balances, June 30, 2007 ..............................    12,822      241     5,915       9,685     804,095     (22,347)    810,411
                                                                                                                         ----------
Six months ended December 31, 2007:
   Comprehensive income:
      Net income .....................................        --       --        --          --      14,706          --      14,706
      Other comprehensive income, net of tax:
         Unrealized losses on investment
            securities ...............................        --       --        --          --          --       8,360       8,360
         Reclassification adjustment for investment
            securities losses included in net
            income ...................................        --       --        --          --          --         216         216
         Derivative instruments:
            Current period transactions ..............        --       --        --          --          --       9,744       9,744
                                                                                                                         ----------
   Total comprehensive income ........................                                                                       33,026
   Impact of adoption of SFAS No. 158 ................        --       --        --          --          --        (902)       (902)
   Class A preferred stock dividends, $0.70 per
      share ..........................................        --       --        --          --        (448)         --        (448)
   Class B preferred stock dividends, $0.07 per
      share ..........................................        --       --        --          --         (10)         --         (10)
                                                        --------  -------  --------  ----------  ----------  ----------  ----------
Balances, December 31, 2007 ..........................    12,822      241     5,915       9,685     818,343      (4,929)    842,077
                                                                                                                         ----------
Six months ended June 30, 2008:
   Comprehensive income:
      Net loss .......................................        --       --        --          --     (44,790)         --     (44,790)
      Other comprehensive income, net of tax:
         Unrealized losses on investment
            securities ...............................        --       --        --          --          --      (1,572)     (1,572)
         Reclassification adjustment for investment
            securities losses included in net loss ...        --       --        --          --          --       3,005       3,005
         Derivative instruments:
            Current period transactions ..............        --       --        --          --          --       3,201       3,201
                                                                                                                         ----------
   Total comprehensive loss ..........................                                                                      (40,156)
   Cumulative effect of change in accounting
      principle ......................................        --       --        --          --       6,312          --       6,312
   Class A preferred stock dividends, $0.50 per
      share ..........................................        --       --        --          --        (321)         --        (321)
   Class B preferred stock dividends, $0.04 per
      share ..........................................        --       --        --          --          (7)         --          (7)
                                                        --------  -------  --------  ----------  ----------  ----------  ----------
Balances, June 30, 2008 ..............................  $ 12,822      241     5,915       9,685     779,537        (295)    807,905
                                                        ========  =======  ========  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                  ----------------------
                                                                                                     2008        2007
                                                                                                  ---------   ----------
                                                                                                              (Restated)
Cash flows from operating activities:
   Net (loss) income ..........................................................................   $ (44,790)      34,754
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization of bank premises and equipment ............................      12,310        9,817
      Amortization of intangible assets .......................................................       5,561        6,153
      Originations of loans held for sale .....................................................    (123,468)    (379,622)
      Proceeds from sales of loans held for sale ..............................................     160,920      397,664
      Payments received on loans held for sale ................................................      12,828       11,506
      Provision for loan losses ...............................................................     130,000        6,917
      (Benefit) provision for current income taxes ............................................     (15,087)      18,308
      (Benefit) provision for deferred income taxes ...........................................     (10,055)         975
      Decrease in accrued interest receivable .................................................      10,215        2,317
      Decrease in accrued interest payable ....................................................      (4,422)      (5,403)
      Proceeds from sales of trading securities ...............................................          --       13,177
      Maturities of trading securities ........................................................          --       16,476
      Purchases of trading securities .........................................................          --      (17,939)
      Gain on loans sold and held for sale ....................................................      (2,648)      (2,072)
      Net loss on investment securities .......................................................       4,623        1,240
      Net (gain) loss on derivative instruments ...............................................      (1,786)         342
      Gain on extinguishment of term repurchase agreement .....................................      (5,000)          --
      Other operating activities, net .........................................................       8,872        2,978
      Minority interest in income of subsidiaries .............................................         178          101
                                                                                                  ---------   ----------
         Net cash provided by operating activities ............................................     138,251      117,689
                                                                                                  ---------   ----------
Cash flows from investing activities:
   Cash paid for acquired entities, net of cash and cash equivalents received .................          --      (14,720)
   Cash paid for earn-out consideration to Adrian N. Baker & Company ..........................      (2,920)      (1,513)
   Proceeds from sales of investment securities available for sale ............................     127,384          487
   Maturities of investment securities available for sale .....................................     186,179      606,058
   Maturities of investment securities held to maturity .......................................       1,216        4,223
   Purchases of investment securities available for sale ......................................     (22,519)    (520,751)
   Purchases of investment securities held to maturity ........................................      (1,557)        (134)
   Proceeds from sale of commercial loans held for sale .......................................       3,421           --
   Net increase in loans ......................................................................    (301,466)    (194,528)
   Recoveries of loans previously charged-off .................................................       3,471        3,546
   Purchases of bank premises and equipment ...................................................     (12,837)     (36,963)
   Cash received for minority interest in FB Holdings, LLC ....................................      85,000           --
   Other investing activities, net ............................................................       8,182        4,088
                                                                                                  ---------   ----------
         Net cash provided by (used in) investing activities ..................................      73,554     (150,207)
                                                                                                  ---------   ----------
Cash flows from financing activities:
   Increase in demand, savings and money market deposits ......................................     200,688      224,746
   Decrease in time deposits ..................................................................    (500,018)     (73,677)
   Increase (decrease) in Federal Home Loan Bank advances .....................................     299,914      (33,283)
   Decrease in federal funds purchased ........................................................     (76,500)          --
   (Decrease) increase in securities sold under agreements to repurchase ......................     (35,389)      62,618
   Advances drawn on notes payable ............................................................      55,000           --
   Repayments of notes payable ................................................................     (64,000)     (30,000)
   Proceeds from issuance of subordinated debentures ..........................................          --       25,774
   Repayments of subordinated debentures ......................................................          --      (82,681)
   Payment of preferred stock dividends .......................................................        (328)        (328)
                                                                                                  ---------   ----------
         Net cash (used in) provided by financing activities ..................................    (120,633)      93,169
                                                                                                  ---------   ----------
         Net increase in cash and cash equivalents ............................................      91,172       60,651
Cash and cash equivalents, beginning of period ................................................     231,675      369,557
                                                                                                  ---------   ----------
Cash and cash equivalents, end of period ......................................................   $ 322,847      430,208
                                                                                                  =========   ==========
Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
      Interest on liabilities .................................................................   $ 141,162      163,632
      Income taxes ............................................................................      (5,259)      (7,462)
                                                                                                  =========   ==========
   Noncash investing and financing activities:
      Cumulative effect of change in accounting principle .....................................   $   6,312        2,470
      Loans held for sale transferred to loan portfolio .......................................          --        7,368
      Loans transferred to other real estate ..................................................      17,382        6,400
                                                                                                  =========   ==========
   Business combinations:
      Fair value of tangible assets acquired (noncash) ........................................   $      --      189,275
      Goodwill and other intangible assets recorded with net assets acquired ..................          --       28,557
      Liabilities assumed .....................................................................          --     (201,599)
                                                                                                  =========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in Amendment No. 1 to the 2007 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (ANB); Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); Small Business Loan Source LLC (SBLS LLC) and FB Holdings, LLC (FB Holdings). All of the subsidiaries are wholly owned as of June 30, 2008, except SBLS LLC, which was 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. (FCA), and FB Holdings, which was 51.02% owned by First Bank and 48.98% owned by FCA, as further described in Note 5 to the consolidated financial statements. SBLS LLC and FB Holdings are included in the consolidated financial statements with the minority ownership interests reported in the liabilities section of the consolidated balance sheets as "minority interest in subsidiaries" and the minority ownership interest of earnings or loss, net of tax, reported as "minority interest in income of subsidiaries" in the consolidated statements of operations.

Restatement of Previously Issued Consolidated Interim Financial Statements.

As discussed in Amendment No. 1 to the 2007 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on July 30, 2008, the Audit Committee of the Board of Directors (the Audit Committee), with the assistance of legal counsel and other third parties, commissioned an investigation into the circumstances and possible irregularities that led to certain fraudulent transactions in the Company's mortgage banking division being improperly recorded in the Company's consolidated financial statements (the Transactions) due to the circumvention of established internal controls. The investigation was completed on July 29, 2008.

On May 16, 2008, management and the Audit Committee determined that the Company needed to restate its previously issued consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 and each of the quarters in 2007 and 2006, and that these previously issued consolidated financial statements should no longer be relied upon. Accordingly, the Company has restated its previously issued consolidated financial statements in Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007. The Company has not amended any of its other previously filed Annual Reports on Form 10-K or any Quarterly Reports on Form 10-Q for the periods affected by this restatement.

The following table presents the effects of the adjustments made to First Banks' previously reported consolidated statements of operations for the three and six months ended June 30, 2007:

                                                               Three Months Ended                    Six Months Ended
                                                                  June 30, 2007                        June 30, 2007
                                                       ----------------------------------   ----------------------------------
                                                           As                                   As
                                                       Previously                   As      Previously                   As
                                                        Reported    Adjustment   Restated    Reported    Adjustment   Restated
                                                       ----------   ----------   --------   ----------   ----------   --------
                                                               (dollars in thousands, except share and per share data)
Interest and fees on loans .........................    $157,822        (747)     157,075     311,579      (1,494)     310,085
Total interest income ..............................     177,319        (747)     176,572     349,146      (1,494)     347,652
Interest expense on other borrowings ...............       4,941         (72)       4,869       9,292          (5)       9,287
Interest expense on subordinated debentures ........       5,814         628        6,442      11,748         597       12,345
Total interest expense .............................      80,548         556       81,104     157,514         592      158,106
Net interest income ................................      96,771      (1,303)      95,468     191,632      (2,086)     189,546
Provision for loan losses ..........................       5,500      (2,083)       3,417       9,000      (2,083)       6,917
Net interest income after provision for loan
   losses ..........................................      91,271         780       92,051     182,632          (3)     182,629
Gain on loans sold and held for sale ...............       4,558      (4,438)         120       8,484      (6,412)       2,072
Total noninterest income ...........................      24,037      (4,438)      19,599      48,620      (6,412)      42,208
Occupancy expense, net of rental income ............       7,747         276        8,023      15,168         563       15,731
Total noninterest expense ..........................      84,435         276       84,711     170,136         563      170,699
Income before provision for income taxes and
   minority interest in income of subsidiary .......      30,873      (3,934)      26,939      61,116      (6,978)      54,138
Provision for income taxes .........................      11,092      (1,555)       9,537      22,042      (2,759)      19,283
Income before minority interest in income of
   subsidiaries ....................................      19,781      (2,379)      17,402      39,074      (4,219)      34,855
Net income .........................................      19,750      (2,379)      17,371      38,973      (4,219)      34,754
Net income available to common stockholders ........      19,618      (2,379)      17,239      38,645      (4,219)      34,426
Basic earnings per common share ....................      829.17     (100.52)      728.65    1,633.29     (178.30)    1,454.99
Diluted earnings per common share ..................      821.63      (99.23)      722.40    1,620.45     (175.98)    1,444.47

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

(2)   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at June 30, 2008 and December 31, 2007:

                                          June 30, 2008           December 31, 2007
                                    ------------------------   -----------------------
                                      Gross                     Gross
                                     Carrying    Accumulated   Carrying    Accumulated
                                      Amount    Amortization    Amount    Amortization
                                    ---------   ------------   --------   ------------
                                             (dollars expressed in thousands)
Amortized intangible assets:
   Core deposit intangibles .....   $  53,916        (28,562)    53,916        (23,873)
   Customer list intangibles ....      23,320         (3,155)    23,320         (2,408)
   Other intangibles ............       2,385         (1,562)     2,386         (1,437)
                                    ---------   ------------   --------   ------------
      Total .....................   $  79,621        (33,279)    79,622        (27,718)
                                    =========   ============   ========   ============

Unamortized intangible assets:
   Goodwill .....................   $ 266,078                   263,747
                                    =========                  ========

Amortization of intangible assets was $2.8 million and $5.6 million for the three and six months ended June 30, 2008, respectively, and $3.2 million and $6.2 million for the comparable periods in 2007. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and other intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                (dollars expressed in thousands)
Year ending December 31:
   2008 remaining ......................................   $  5,570
   2009 ................................................      9,280
   2010 ................................................      8,852
   2011 ................................................      6,674
   2012 ................................................      2,459
   2013 ................................................      1,524
   Thereafter ..........................................     11,983
                                                           --------
      Total ............................................   $ 46,342
                                                           ========

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2008 and 2007 were as follows:

                                              Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                              -------------------   -------------------
                                                 2008       2007      2008       2007
                                              ---------   -------   --------   --------
                                                   (dollars expressed in thousands)
Balance, beginning of period ..............   $ 264,379   252,617    263,747    230,036
Goodwill acquired during the period (1) ...       2,920     1,476      2,920     24,659
Acquisition-related adjustments (2) .......      (1,221)       --       (589)      (602)
                                              ---------   -------   --------   --------
Balance, end of period ....................   $ 266,078   254,093    266,078    254,093
                                              =========   =======   ========   ========

----------
(1) Goodwill acquired during 2008 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006. Goodwill acquired during 2007 pertains to the acquisition of Royal Oaks Bancshares, Inc. in February 2007 and additional earn-out consideration associated with the acquisition of ANB.
(2) Acquisition-related adjustments include additional purchase accounting adjustments for prior years' acquisitions necessary to appropriately adjust preliminary goodwill recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect the receipt of additional valuation data. Acquisition-related adjustments recorded in 2008 pertain to the acquisition of CFHI in November 2007; and acquisition-related adjustments recorded in 2007 pertain to the acquisition of San Diego Community Bank in August 2006.

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

Mortgage Banking Activities. At June 30, 2008 and December 31, 2007, First Banks serviced mortgage loans for others totaling $1.09 billion and $1.10 billion, respectively. Changes in mortgage servicing rights for the three and six months ended June 30, 2008 and 2007 were as follows:

                                                              Three Months Ended    Six Months Ended
                                                                   June 30,             June 30,
                                                              ------------------   -----------------
                                                                2008       2007      2008      2007
                                                              --------   -------   -------   -------
                                                                 (dollars expressed in thousands)
Balance, beginning of period ..............................   $ 14,169     5,407     5,290     5,867
Re-measurement to fair value upon election to measure
   servicing rights at fair value under SFAS No. 156 ......         --        --     9,538        --
Originated mortgage servicing rights ......................        998       322     1,673       655
Change in fair value resulting from changes in valuation
   inputs or assumptions used in valuation model (1) ......      1,235        --       551        --
Other changes in fair value (2) ...........................       (435)       --    (1,085)       --
Amortization ..............................................         --      (725)       --    (1,518)
                                                              --------   -------   -------   -------
Balance, end of period ....................................   $ 15,967     5,004    15,967     5,004
                                                              ========   =======   =======   =======

----------
(1) The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2) Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At June 30, 2008 and December 31, 2007, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $208.0 million and $149.9 million, respectively. Changes in SBA servicing rights for the three and six months ended June 30, 2008 and 2007 were as follows:

                                                              Three Months Ended    Six Months Ended
                                                                   June 30,             June 30,
                                                              ------------------   -----------------
                                                                2008       2007      2008      2007
                                                              -------    -------   -------   -------
                                                                 (dollars expressed in thousands)
Balance, beginning of period ..............................   $  9,310     7,795     7,468     8,064
Re-measurement to fair value upon election to measure
   servicing rights at fair value under SFAS No. 156 ......         --        --       905        --
Originated SBA servicing rights ...........................        691       523     2,053       990
Change in fair value resulting from changes in valuation
   inputs or assumptions used in valuation model (1) ......        134        --        15        --
Other changes in fair value (2) ...........................       (379)       --      (685)       --
Amortization ..............................................         --      (403)       --      (816)
Impairment ................................................         --      (295)       --      (618)
                                                              --------   -------   -------   -------
Balance, end of period ....................................   $  9,756     7,620     9,756     7,620
                                                              ========   =======   =======   =======

----------
(1) The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2) Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

(4)   EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share
(EPS) for the three and six months ended June 30, 2008 and 2007:

                                                                Income                   Per Share
                                                                (Loss)       Shares       Amount
                                                              ----------   ----------   ----------
                                                    (dollars in thousands, except share and per share data)
Three months ended June 30, 2008:
   Basic EPS - loss to common stockholders ................   $  (40,049)      23,661   $(1,692.61)
   Effect of dilutive securities:
     Class A convertible preferred stock ..................           --           --          --
                                                              ----------   ----------   ----------
   Diluted EPS - loss to common stockholders ..............   $  (40,049)      23,661   $(1,692.61)
                                                              ==========   ==========   ==========

                                                              (Restated)   (Restated)   (Restated)
                                                              ----------   ----------   ----------
Three months ended June 30, 2007:
   Basic EPS - income available to common stockholders ....   $   17,239       23,661   $   728.65
   Effect of dilutive securities:
     Class A convertible preferred stock ..................          130          382        (6.25)
                                                              ----------   ----------   ----------
   Diluted EPS - income available to common stockholders ..   $   17,369       24,043   $   722.40
                                                              ==========   ==========   ==========

Six months ended June 30, 2008:
   Basic EPS - loss to common stockholders ................   $  (45,118)      23,661   $(1,906.87)
   Effect of dilutive securities:
     Class A convertible preferred stock ..................           --           --           --
                                                              ----------   ----------   ----------
   Diluted EPS - loss to common stockholders ..............   $  (45,118)      23,661   $(1,906.87)
                                                              ==========   ==========   ==========

                                                              (Restated)   (Restated)   (Restated)
                                                              ----------   ----------   ----------
Six months ended June 30, 2007:
   Basic EPS - income available to common stockholders ....   $   34,426       23,661   $ 1,454.99
   Effect of dilutive securities:
     Class A convertible preferred stock ..................          321          394       (10.52)
                                                              ----------   ----------   ----------
   Diluted EPS - income available to common stockholders ..   $   34,747       24,055   $ 1,444.47
                                                              ==========   ==========   ==========

(5)   TRANSACTIONS WITH RELATED PARTIES

First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services were $8.6 million and $17.2 million for the three and six months ended June 30, 2008, respectively, and $8.6 million and $17.5 million for the comparable periods in 2007. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $801,000 and $1.9 million during the three and six months ended June 30, 2008, respectively, and $885,000 and $2.0 million for the comparable periods in 2007. In addition, First Services paid approximately $463,000 and $927,000 for the three and six months ended June 30, 2008, respectively, and $441,000 and $882,000 for the comparable periods in 2007, in rental payments for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $1.9 million and $3.6 for the three and six months ended June 30, 2008, respectively, and $1.4 million and $2.4 million for the comparable periods in 2007, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $75,000 and $120,000 for the three and six months ended June 30, 2008, respectively, and $53,000 and $86,000 for the comparable periods in 2007, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

In January 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Operating Foundation, Inc. (the Foundation), a charitable foundation established by First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.7 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. During the second quarter of

2007, First Bank contributed $1.3 million in cash to the Foundation, thereby bringing the total value of charitable contributions to the Foundation to $1.3 million and $3.0 million for the three and six months ended June 30, 2007, respectively. There were no charitable contributions made to this organization during the three and six months ended June 30, 2008.

First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $105,000 and $204,000 for the three and six months ended June 30, 2008, respectively, and $99,000 and $197,000 for the comparable periods in 2007.

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

In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provided a warehouse line of credit for loan funding purposes. During the first and third quarters of 2007, SBLS LLC modified the structure of the Agreement with First Bank. In September 2007, the existing loan under the Agreement was refinanced by a Promissory Note entered into between SBLS LLC and First Bank that provides a $75.0 million unsecured revolving line of credit with a maturity date of September 30, 2008. Interest is payable monthly, in arrears, on the outstanding loan balances at a current rate equal to the 30-day London Interbank Offered Rate (LIBOR) plus 40 basis points. The balance of advances outstanding under the Promissory Note was $59.0 million and $52.3 million at June 30, 2008 and December 31, 2007, respectively. Interest expense recorded by SBLS LLC under the Promissory Note and Agreement was $431,000 and $992,000 for the three and six months ended June 30, 2008, respectively, and $947,000 and $1.9 million for the comparable periods in 2007. The balance of the advances under the Promissory Note and the related interest expense recognized by SBLS LLC are eliminated for purposes of the consolidated financial statements.

On May 14, 2008, First Banks formed FB Holdings, a limited liability company organized in the state of Missouri (FB Holdings). FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank. During the second quarter of 2008, First Bank contributed nonperforming loans and assets with a fair value of approximately $88.6 million and FCA contributed cash of $85.0 million to FB Holdings. As a result, First Bank owned 51.02% and FCA owned the remaining 48.98% of FB Holdings as of June 30, 2008. The contribution of cash by FCA is reflected as minority interest in the consolidated financial statements and, consequently, increased the Company's and First Bank's total risk-based capital ratios.

On May 15, 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership (Investors of America, LP) (the New Credit Agreement), as further described in Note 9 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board, and members of his immediate family. The balance of advances outstanding under the New Credit Agreement was $30.0 million at June 30, 2008. Interest expense, including commitment fees, recorded by First Banks under the New Credit Agreement was $239,000 for the three and six months ended June 30, 2008.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $44.5 million and $57.7 million at June 30, 2008 and December 31, 2007, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

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

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2008, First Banks and First Bank were well capitalized. As of June 30, 2008, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At June 30, 2008 and December 31, 2007, First Banks' and First Bank's required and actual capital ratios were as follows:

                                                                      Actual
                                               -----------------------------------------------------      For         To be Well
                                                     June 30, 2008             December 31, 2007        Capital   Capitalized Under
                                               -------------------------   -------------------------   Adequacy   Prompt Corrective
                                                  Amount         Ratio        Amount         Ratio     Purposes   Action Provisions
                                               ------------   ----------   ------------   ----------   --------   -----------------
                                                                            (Restated)    (Restated)
                                                          (dollars expressed in thousands)
Total capital (to risk-weighted assets):
   First Banks .............................   $  1,036,966        10.25%  $  1,008,253         9.84%       8.0%        10.0%
   First Bank ..............................      1,048,786        10.37      1,023,990        10.01        8.0         10.0

Tier 1 capital (to risk-weighted assets):
   First Banks .............................        743,239         7.35        811,432         7.92        4.0          6.0
   First Bank ..............................        921,386         9.11        895,571         8.75        4.0          6.0

Tier 1 capital (to average assets):
   First Banks .............................        743,239         7.12        811,432         7.99        3.0          5.0
   First Bank ..............................        921,386         8.84        895,571         8.85        3.0          5.0

In March 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve's final rules that will be effective in March 2009, if implemented as of June 30, 2008, would have reduced First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 6.47% and 6.27%, respectively, and would not have an impact on total capital (to risk-weighted assets).

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

The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                                 Corporate, Other
                                                                                 and Intercompany
                                                     First Bank                  Reclassifications           Consolidated Totals
                                          -------------------------------   --------------------------   ---------------------------
                                             June 30,       December 31,      June 30,    December 31,     June 30,     December 31,
                                               2008             2007            2008          2007           2008           2007
                                          --------------   --------------   -----------   ------------   ------------   ------------
                                                             (Restated)                    (Restated)                    (Restated)
                                                                         (dollars expressed in thousands)
Balance sheet information:

Investment securities .................   $      672,119          997,486        18,790         21,785        690,909      1,019,271
Loans, net of unearned discount .......        9,045,114        8,886,184            --             --      9,045,114      8,886,184
Goodwill and other intangible assets ..          312,420          315,651            --             --        312,420        315,651
Total assets ..........................       10,768,050       10,872,602        31,696         29,868     10,799,746     10,902,470
Deposits ..............................        8,870,686        9,164,868       (23,403)       (15,675)     8,847,283      9,149,193
Other borrowings ......................          593,634          409,616            --             --        593,634        409,616
Notes payable .........................               --               --        30,000         39,000         30,000         39,000
Subordinated debentures ...............               --               --       353,790        353,752        353,790        353,752
Stockholders' equity ..................        1,149,347        1,203,008      (341,442)      (360,931)       807,905        842,077
                                          ==============   ==============   ===========   ============   ============   ============

                                                                                 Corporate, Other
                                                                                 and Intercompany
                                                      First Bank                 Reclassifications          Consolidated Totals
                                            ------------------------------   ------------------------   ---------------------------
                                                  Three Months Ended             Three Months Ended          Three Months Ended
                                                       June 30,                       June 30,                    June 30,
                                            ------------------------------   ------------------------   ---------------------------
                                                  2008            2007          2008          2007          2008           2007
                                            ---------------   ------------   ----------   -----------   ------------   ------------
                                                               (Restated)                  (Restated)                   (Restated)
                                                                        (dollars expressed in thousands)
Income statement information:

Interest income ..........................  $       147,531        176,330          222           242        147,753        176,572
Interest expense .........................           55,353         74,051        5,617         7,053         60,970         81,104
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Net interest income ...................           92,178        102,279       (5,395)       (6,811)        86,783         95,468
Provision for loan losses ................           84,053          3,417           --            --         84,053          3,417
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Net interest income after provision
     for loan losses .....................            8,125         98,862       (5,395)       (6,811)         2,730         92,051
                                            ---------------   ------------   ----------   -----------   ------------   ------------
Noninterest income .......................           25,435         19,742       (6,544)         (143)        18,891         19,599
Amortization of intangible assets ........            2,785          3,227           --            --          2,785          3,227
Other noninterest expense ................           79,840         81,450        2,017            34         81,857         81,484
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Income (loss) before provision
     (benefit) for income taxes and
     minority interest in income
     of subsidiaries .....................          (49,065)        33,927      (13,956)       (6,988)       (63,021)        26,939
Provision (benefit) for income taxes .....          (18,239)        11,994       (4,898)       (2,457)       (23,137)         9,537
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Income (loss) before minority
     interest in income of
     subsidiaries ........................          (30,826)        21,933       (9,058)       (4,531)       (39,884)        17,402
Minority interest in income
     of subsidiaries .....................               33             31           --            --             33             31
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Net income (loss) .....................  $       (30,859)        21,902       (9,058)       (4,531)       (39,917)        17,371
                                            ===============   ============   ==========   ===========   ============   ============

                                                                                 Corporate, Other
                                                                                 and Intercompany
                                                      First Bank                 Reclassifications          Consolidated Totals
                                            ------------------------------   ------------------------   ---------------------------
                                                   Six Months Ended              Six Months Ended            Six Months Ended
                                                       June 30,                      June 30,                    June 30,
                                            ------------------------------   ------------------------   ---------------------------
                                                  2008            2007          2008          2007          2008           2007
                                            ---------------   ------------   ----------   -----------   ------------   ------------
                                                               (Restated)                  (Restated)                   (Restated)
                                                                        (dollars expressed in thousands)
Income statement information:

Interest income ..........................  $       311,579        347,152          478           500        312,057        347,652
Interest expense .........................          123,413        144,319       12,334        13,787        135,747        158,106
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Net interest income ...................          188,166        202,833      (11,856)      (13,287)       176,310        189,546
Provision for loan losses ................          130,000          6,917           --            --        130,000          6,917
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Net interest income after provision
     for loan losses .....................           58,166        195,916      (11,856)      (13,287)        46,310        182,629
                                            ---------------   ------------   ----------   -----------   ------------   ------------
Noninterest income .......................           58,732         42,384       (6,730)         (176)        52,002         42,208
Amortization of intangible assets ........            5,561          6,153           --            --          5,561          6,153
Other noninterest expense ................          158,331        161,627        4,174         2,919        162,505        164,546
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Income (loss) before provision
     (benefit) for income taxes and
     minority interest in income
     of subsidiaries .....................          (46,994)        70,520      (22,760)      (16,382)       (69,754)        54,138
Provision (benefit) for income taxes .....          (17,152)        25,405       (7,990)       (6,122)       (25,142)        19,283
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Income (loss) before minority
     interest in income of
     subsidiaries ........................          (29,842)        45,115      (14,770)      (10,260)       (44,612)        34,855
Minority interest in income
     of subsidiaries .....................              178            101           --            --            178            101
                                            ---------------   ------------   ----------   -----------   ------------   ------------
   Net income (loss) .....................  $       (30,020)        45,014      (14,770)      (10,260)       (44,790)        34,754
                                            ===============   ============   ==========   ===========   ============   ============

(8)   OTHER BORROWINGS

Other borrowings were comprised of the following at June 30, 2008 and December 31, 2007:

                                                        June 30,        December 31,
                                                          2008              2007
                                                     --------------   ---------------
                                                                         (Restated)
                                                     (dollars expressed in thousands)
Securities sold under agreements to repurchase:
   Daily .........................................   $      172,863          198,766
   Monthly .......................................               --           33,493
   Term ..........................................          120,000          100,000
Federal funds purchased ..........................               --           76,500
Federal Home Loan Bank (FHLB) advances (1) .......          300,771              857
                                                     --------------   --------------
     Total .......................................   $      593,634          409,616
                                                     ==============   ==============

----------
(1) In January 2008, First Bank entered into two $100.0 million FHLB advances that mature in January 2009 and July 2009 at fixed interest rates of 3.16% and 2.53%, respectively, and in May 2008, First Banks entered into a $100.0 million FHLB advance that matures in November 2008 at a fixed interest rate of 2.23%.

The maturity dates, par amounts, interest rates and interest rate floor strike prices on First Bank's term repurchase agreements as of June 30, 2008 and December 31, 2007 were as follows:

                                                     Interest         Interest Rate Floor
     Maturity Date               Par Amount            Rate              Strike Price
     -------------           ------------------   --------------      -------------------
                             (dollars expressed
                                in thousands)
June 30, 2008:
   April 12, 2012 (1) .....  $          120,000        3.36%                   --
                             ==================

December 31, 2007:
   October 12, 2010 (1) ...  $          100,000   LIBOR - 0.5100% (2)        4.50% (2)
                             ==================

----------
(1) On March 31, 2008, First Bank restructured its $100.0 million term repurchase agreement. The primary modifications were to: (a) increase the borrowing amount to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate to a fixed rate of 3.36%, with interest to be paid quarterly beginning on April 12, 2008; and (d) terminate the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in a pre-tax gain of $5.0 million, which was recorded as noninterest income in the consolidated statements of operations.
(2) The interest rate paid on the term repurchase agreement was based on the three-month LIBOR plus the spread amount shown minus a floating rate, subject to a 0% floor, equal to two times the differential between the three-month LIBOR and the strike price shown, if the three-month LIBOR fell below the strike price associated with the interest rate floor agreement.

(9)   NOTES PAYABLE

On May 15, 2008, First Banks entered into the New Credit Agreement with Investors of America, LP, as further described in Note 5 to the consolidated financial statements. The New Credit Agreement provides for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. Advances outstanding under the New Credit Agreement bear interest at the three-month LIBOR plus 300 basis points. Interest is payable on outstanding advances on the first day of each month (in arrears) and the aggregate principal balance of all outstanding advances and any accrued interest thereon is due and payable in full on June 30, 2009, the maturity date of the New Credit Agreement. The maturity date of the New Credit Agreement may be accelerated at the option of Investors of America, LP if an event of default under the New Credit Agreement has occurred and has not been cured to the satisfaction of Investors of America, LP. The default provisions of the New Credit Agreement are normal and customary for agreements of this type. In the event the maturity date is accelerated, the aggregate principal balance of all outstanding advances and any accrued interest thereon would become immediately due and payable in full. The New Credit Agreement is secured by First Banks' ownership interest in all of the capital stock of both SFC and CFHI.

First Banks received an advance of the entire $30.0 million under the New Credit Agreement on May 15, 2008 and utilized the proceeds of the advance to terminate and repay in full all of the obligations under its then existing secured credit agreement with a group of unaffiliated financial institutions, as discussed below.

On May 19, 2008, First Banks entered into a Termination Agreement regarding its then existing secured credit agreement with a group of unaffiliated financial institutions (the Former Credit Agreement). In accordance with the terms and conditions of the Termination Agreement, First Banks repaid in full all of its then existing obligations associated with the Former Credit Agreement in the aggregate amount of $58.1 million, including the accrued interest and fees thereon. First Banks repaid in full its obligations with existing cash reserves, dividends from First Bank, and advances under the New Credit Agreement. First Banks did not incur any significant or unusual early termination penalties under the terms and conditions of the Termination Agreement or recognize any gain or loss upon termination.

Notes payable were comprised of the following at June 30, 2008 and December 31, 2007:

                                              June 30,   December 31,
                                                2008         2007
                                              --------   ------------
                                         (dollars expressed in thousands)

Term loans ...........................        $     --      19,000
Revolving credit .....................          30,000      20,000
                                              --------     -------
   Total .............................        $ 30,000      39,000
                                              ========     =======

During the six months ended June 30, 2008, First Banks made payments of $64.0 million on the outstanding principal balance of the notes payable and had drawn advances of $55.0 million on revolving credit notes, in aggregate.

(10)  SUBORDINATED DEBENTURES

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions accrued on the subordinated debentures were $5.0 million and $11.1 million for the three and six months ended June 30, 2008, respectively, and $5.8 million and $11.7 million for the comparable periods in 2007, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks' capital base.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at June 30, 2008 and December 31, 2007 were as follows:

                                                                                                                  Subordinated
                                                                                                                   Debentures
                                                                                                  Trust      -----------------------
                                              Maturity              Call            Interest    Preferred    June 30,   December 31,
     Name of Trust       Issuance Date          Date              Date (1)          Rate (2)    Securities     2008         2007
--------------------    --------------   ------------------   ------------------   ----------   ----------   --------   ------------
Variable Rate
-------------
First Bank Statutory
   Trust II             September 2004   September 20, 2034   September 20, 2009   + 205.0 bp    $ 20,000    $ 20,619     $ 20,619
Royal Oaks Capital
   Trust I               October 2004      January 7, 2035      January 7, 2010    + 240.0 bp       4,000       4,124        4,124
First Bank Statutory
   Trust III             November 2004    December 15, 2034    December 15, 2009   + 218.0 bp      40,000      41,238       41,238
First Bank Statutory
   Trust IV               March 2006       March 15, 2036       March 15, 2011     + 142.0 bp      40,000      41,238       41,238
First Bank Statutory
   Trust V                April 2006       June 15, 2036         June 15, 2011     + 145.0 bp      20,000      20,619       20,619
First Bank Statutory
   Trust VI (3a)           June 2006        July 7, 2036         July 7, 2011      + 165.0 bp      25,000      25,774       25,774
First Bank Statutory
   Trust VII (3b)        December 2006    December 15, 2036    December 15, 2011   + 185.0 bp      50,000      51,547       51,547
First Bank Statutory
   Trust VIII (3c)       February 2007     March 30, 2037       March 30, 2012     + 161.0 bp      25,000      25,774       25,774
First Bank Statutory
   Trust X                August 2007    September 15, 2037   September 15, 2012   + 230.0 bp      15,000      15,464       15,464
First Bank Statutory
   Trust IX (3d)        September 2007    December 15, 2037    December 15, 2012   + 225.0 bp      25,000      25,774       25,774
First Bank Statutory
   Trust XI             September 2007    December 15, 2037    December 15, 2012   + 285.0 bp      10,000      10,310       10,310

Fixed Rate
----------
First Bank Statutory
   Trust                  March 2003       March 20, 2033       March 20, 2008        8.10%        25,000      25,774       25,774
First Preferred
   Capital Trust IV       April 2003        June 30, 2033        June 30, 2008        8.15%        46,000      47,423       47,423

----------
(1) The subordinated debentures are callable at the option of First Banks on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
(2) The interest rates paid on the trust preferred securities are based on either a variable rate or a fixed rate. The variable rate for the outstanding subordinated debentures is based on the three-month LIBOR plus the basis point spread shown.
(3) In March 2008, First Banks executed four interest rate swap agreements, which have been designated as cash flow hedges, to effectively convert the interest payments on these subordinated debentures from variable rate to fixed rate to the respective call dates as follows:
      (a) $25.0 million notional amount with a maturity date of July 7, 2011 that converts the interest rate from a variable rate of LIBOR plus 165 basis points to a fixed rate of 4.40%;
      (b) $50.0 million notional amount with a maturity date of December 15, 2011 that converts the interest rate from a variable rate of LIBOR plus 185 basis points to a fixed rate of 4.905%;
      (c) $25.0 million notional amount with a maturity date of March 30, 2012 that converts the interest rate from a variable rate of LIBOR plus 161 basis points to a fixed rate of 4.71%; and
      (d) $25.0 million notional amount with a maturity date of December 15, 2012 that converts the interest rate from a variable rate of LIBOR plus 225 basis points to a fixed rate of 5.565%.

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

At June 30, 2008 and December 31, 2007, First Banks' liability for uncertain tax positions, excluding interest and penalties, was $12.8 million and $12.2 million, respectively. The total amount of unrecognized tax benefits that would affect the effective tax rate were $1.8 million and $1.7 million at June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008, First Banks recorded additional liabilities for unrecognized tax benefits of $929,000 that, if recognized, would decrease the provision for income taxes by $112,000, net of the federal tax benefit. During the six months ended June 30, 2008, First Banks reduced its liability for unrecognized tax benefits by $346,000 as a result of the receipt of a no change letter in the first quarter of 2008 following the close of an examination of the 2004 federal income tax return.

In accordance with FIN 48, it is First Banks' policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At June 30, 2008 and December 31, 2007, interest accrued for unrecognized tax positions was $1.9 million and $1.4 million, respectively. The amount of interest expense recognized during the three and six months ended June 30, 2008 was $279,000 and $430,000, respectively, compared to $281,000 and $470,000 for the comparable periods in 2007. There were no penalties for unrecognized tax positions accrued at June 30, 2008 and December 31, 2007, nor did First Banks recognize any expense for penalties during the three and six months ended June 30, 2008 and 2007.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of June 30, 2008 could decrease by approximately $1.3 million during the remainder of the year, as a result of the lapse of statutes of limitations and potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes is estimated to be approximately $537,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

First Banks files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. First Banks' federal income tax returns through 2004 have been examined by the Internal Revenue Service. First Banks' current estimate of the resolution of various state examinations is reflected in accrued income taxes; however, final settlement of the examinations or changes in First Banks' estimate may result in future income tax expense or benefit.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are reflected in the following table:

                                                                          Fair Value Measurements
                                                               -------------------------------------------
                                                                               June 30, 2008
                                                               -------------------------------------------

                                                                Level 1     Level 2   Level 3   Fair Value
                                                               ---------   --------   -------   ----------
                                                                     (dollars expressed in thousands)
Assets:
   Available-for-sale investment securities ................   $  10,279    661,426        --      671,705
   Derivative instruments ..................................          --     17,791        --       17,791
   Servicing rights ........................................          --         --    25,723       25,723
                                                               ---------   --------   -------   ----------
      Total ................................................   $  10,279    679,217    25,723      715,219
                                                               =========   ========   =======   ==========
Liabilities:
   Nonqualified deferred compensation plan .................   $   9,212         --        --        9,212
                                                               =========   ========   =======   ==========

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and six months ended June 30, 2008:

                                                                               Servicing Rights
                                                                       --------------------------------
                                                                        Three Months      Six Months
                                                                            Ended            Ended
                                                                        June 30, 2008    June 30, 2008
                                                                       --------------   ---------------
                                                                       (dollars expressed in thousands)
Balance, beginning of period .......................................   $       23,479            12,758
   Impact of election to measure servicing
      rights at fair value under SFAS No. 156 ......................               --            10,443
   Total gains or losses (realized/unrealized):
      Included in earnings (1) .....................................              555            (1,204)
      Included in other comprehensive income .......................               --                --
   Purchases, issuances and settlements ............................            1,689             3,726
   Transfers in and/or out of level 3 ..............................               --                --
                                                                       --------------   ---------------
Balance, end of period .............................................   $       25,723            25,723
                                                                       ==============   ===============

----------
(1) Gains or losses (realized/unrealized) are included in other income in the consolidated statements of operations.

From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2008 are reflected in the following table:

                                                                          Fair Value Measurements
                                                               -------------------------------------------
                                                                              June 30, 2008
                                                               -------------------------------------------

                                                                Level 1     Level 2   Level 3   Fair Value
                                                               ---------   --------   -------   ----------
                                                                     (dollars expressed in thousands)
Assets:
   Loans held for sale .....................................   $      --     60,043        --       60,043
   Loans ...................................................          --    114,940   184,540      299,480
                                                               ---------   --------   -------   ----------
      Total ................................................   $      --    174,983   184,540      359,523
                                                               =========   ========   =======   ==========

(13)  CONTINGENT LIABILITIES

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At June 30, 2008 and December 31, 2007, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

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

(14)  SUBSEQUENT EVENTS

In July 2008, First Bank contributed cash of $9.0 million and nonperforming loans with a fair value of approximately $6.5 million and FCA contributed cash of $15.0 million to FB Holdings. As a result, First Bank currently owns 51.01% and FCA owns the remaining 48.99% of FB Holdings, as further described in Note 5 to the consolidated financial statements.

On August 11, 2008, First Banks entered into a First Amended Revolving Credit Note (the New Amended Credit Agreement) with Investors of America, LP. The New Amended Credit Agreement modified the existing Revolving Credit Note to provide that First Banks receive the prior written consent of Investors of America, LP for any advance that would cause the aggregate outstanding principal amount to exceed $10.0 million. In addition, in July 2008, First Banks repaid in full its outstanding balance under the New Amended Credit Agreement in the aggregate amount of $30.0 million, including the accrued interest thereon.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as: "will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include: our ability to consummate pending acquisitions; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, pending litigation, unknown liabilities and/or integration issues with the businesses that we have acquired. For discussion of these and other risk factors, refer to Amendment No. 1 to our 2007 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on July 30, 2008. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undo reliance on these statements.

                                     General

We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri; our wholly owned subsidiary holding company, Coast Financial Holdings, Inc., or CFHI, headquartered in Bradenton, Florida; and SFC's majority-owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries, as listed below:

            o     First Bank Business Capital, Inc.;
            o     Missouri Valley Partners, Inc., or MVP;
            o     Adrian N. Baker & Company, or Adrian Baker;
            o Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc., collectively UPAC;
            o     Small Business Loan Source LLC, or SBLS LLC; and
            o     FB Holdings, LLC, or FB Holdings.

First Bank's subsidiaries are wholly owned except SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc., or FCA, and FB Holdings, which was 51.02% owned by First Bank and 48.98% owned by FCA as of June 30, 2008.

At June 30, 2008, we had assets of $10.80 billion, loans, net of unearned discount, of $9.05 billion, deposits of $8.85 billion and stockholders' equity of $807.9 million, and we currently operate 217 branch banking offices in California, Florida, Illinois, Missouri and Texas.

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

On May 16, 2008, management and the Audit Committee determined that we needed to restate our previously issued consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 and restate certain financial information as of December 31, 2005, 2004 and 2003, and for the years ended December 31, 2004 and 2003 and each of the quarters in 2007 and 2006, and that these previously issued consolidated financial statements should no longer be relied upon. Accordingly, we have restated our previously issued consolidated financial statements in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information presented herein as of December 31, 2007 and for the three and six months ended June 30, 2007 has been restated as set forth in Amendment No. 1 to our 2007 Annual Report on Form 10-K.

                               Financial Condition

Total assets were $10.80 billion at June 30, 2008, compared to $10.90 billion at December 31, 2007. The decrease in our total assets was primarily attributable to a decrease in our available-for-sale investment securities, partially offset by organic loan growth and an increase in cash and short-term investments and other assets.

Cash and cash equivalents increased $91.2 million to $322.8 million at June 30, 2008, compared to $231.7 million at December 31, 2007. The increase in cash and cash equivalents was primarily due to the decrease in investment securities as further discussed below.

Loans, net of unearned discount, increased $158.9 million to $9.05 billion at June 30, 2008, from $8.89 billion at December 31, 2007, reflecting organic growth, partially offset by net loan charge-offs, and the sales of approximately $10.8 million of our small business loans in March 2008 and approximately $24.0 million of our residential mortgage loans in April 2008. The loan growth during the quarter was primarily associated with our commercial and industrial loan portfolio, commensurate with our strategy of reducing our exposure to real estate loans in light of current market conditions, as further discussed under "--Loans and Allowance for Loan Losses."

Investment securities decreased $328.4 million to $690.9 million at June 30, 2008, from $1.02 billion at December 31, 2007. Funds provided by maturities and sales of investment securities were primarily utilized to fund internal loan growth. The decrease reflects maturities and/or calls of investment securities of $187.4 million and sales of investment securities of $127.4 million for the six months ended June 30, 2008.

Other assets increased $17.1 million to $138.8 million at June 30, 2008, from $121.7 million at December 31, 2007. The increase resulted from an increase in the fair value of servicing rights and derivative instruments, and increased other real estate owned balances associated with substantially higher foreclosure activity, partially offset by a decrease in accrued interest receivable.

Deposits decreased $301.9 million to $8.85 billion at June 30, 2008, from $9.15 billion at December 31, 2007. During the first six months of 2008, we achieved organic growth in savings and money market deposits of $212.7 million through our deposit development programs, including marketing campaigns coupled with enhanced product and service offerings. However, continued anticipated run-off of higher rate certificates of deposit resulted in a significant decrease in our time deposits of $502.6 million, comprised of $331.7 million and $170.9 million during the first and second quarters of 2008, respectively. The Florida region accounted for $189.1 million of the decline in our certificates of deposit and was anticipated as part of our planned post-acquisition strategy to improve the net interest margin in this region. Deposit growth, which is our primary funding source for loans, was replaced with other borrowings.

Other borrowings, which are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank, or FHLB, advances, and federal funds purchased, increased $184.0 million to $593.6 million at June 30, 2008, compared to $409.6 million at December 31, 2007. In light of unstable market conditions, increased loan funding needs and current deposit trends, we implemented several strategies during 2008 to improve our liquidity position, including increasing our outstanding FHLB borrowings by $300.0 million, as further discussed under "--Liquidity." In addition, our term repurchase agreements increased $20.0 million as a result of the restructuring of a term repurchase agreement, as further described in Note 8 to our consolidated financial statements. The increase in other borrowings was partially offset by: a decrease in our monthly repurchase agreement of $33.5 million resulting from the payoff of this borrowing in May 2008; a decrease in daily repurchase agreements of $25.9 million; and a decrease in federal funds purchased of $76.5 million.

Our notes payable were $30.0 million and $39.0 million at June 30, 2008 and December 31, 2007, respectively. During the second quarter of 2008, we received an advance of $30.0 million under a new secured revolving line of credit with an affiliated entity and utilized the proceeds of the advance to terminate and repay in full all of the obligations under our existing secured credit facility with a group of unaffiliated financial institutions, as further described in
Note 9 to our consolidated financial statements.

Accrued expenses and other liabilities decreased $16.9 million to $38.2 million at June 30, 2008, from $55.1 million at December 31, 2007. The decrease resulted from decreases in accrued interest payable, accrued federal income taxes payable and other miscellaneous accrued expenses and liabilities.

Minority interest in subsidiaries increased $85.2 million to $90.7 million at June 30, 2008, from $5.5 million at December 31, 2007. The increase is primarily due to FCA's contribution of cash of $85.0 million into FB Holdings during the second quarter of 2008, as further described in Note 5 to our consolidated financial statements. As of June 30, 2008, First Bank owned 51.02% of FB Holdings and FCA owned the remaining 48.98%.

Stockholders' equity was $807.9 million and $842.1 million at June 30, 2008 and December 31, 2007, respectively, reflecting a decrease of $34.2 million during the first six months of 2008. The decrease was primarily attributable to a net loss of $44.8 million and dividends paid on our Class A and Class B preferred stock of $328,000, partially offset by (a) a $4.6 million increase in accumulated other comprehensive income, comprised of $1.4 million associated with changes in unrealized gains and losses on our available-for-sale investment securities portfolio and $3.2 million associated with changes in the fair value of our derivative financial instruments; and (b) a $6.3 million cumulative effect adjustment of a change in accounting principle recorded in conjunction with our election to measure servicing rights at fair value as permitted by Statement of Financial Accounting Standards, or SFAS, No. 156 -- Accounting for Servicing of Financial Assets, as further discussed in Note 1 and Note 3 to our consolidated financial statements.

                              Results of Operations

Net Income. We recorded a net loss of $39.9 million and $44.8 million for the three and six months ended June 30, 2008, respectively, compared to net income of $17.4 million and $34.8 million for the comparable periods in 2007. The change in our earnings for these periods was primarily driven by the following:

      o An increase in the provision for loan losses to $84.1 million and $130.0 million for the three and six months ended June 30, 2008, respectively, compared to $3.4 million and $6.9 million for the comparable periods in 2007;

      o A decline in net interest income and net interest margin. Our net interest margin declined to 3.55% and 3.60% for the three and six months ended June 30, 2008, respectively, compared to 4.03% and 4.08% for the comparable periods in 2007, and our net interest income declined to $86.8 million and $176.3 million for the three and six months ended June 30, 2008, respectively, compared to $95.5 million and $189.5 million for the comparable periods in 2007;

      o Noninterest income of $18.9 million and $52.0 million for the three and six months ended June 30, 2008, respectively, compared to $19.6 million and $42.2 million for the comparable periods in 2007;

      o A decrease in noninterest expense to $84.6 million and $168.1 million for the three and six months ended June 30, 2008, respectively, compared to $84.7 million and $170.7 million for the comparable periods in 2007; and

      o A benefit for income taxes of $23.1 million and $25.1 million for the three and six months ended June 30, 2008, respectively, compared to a provision for income taxes of $9.5 million and $19.3 million for the comparable periods in 2007.

The increase in our provision for loan losses for the three and six months ended June 30, 2008 was primarily driven by increased net loan charge-offs, an increase in nonperforming loans, and higher levels of problem loans in our one-to-four family residential real estate and construction and land development loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses."

The decline in our net interest income and our net interest margin was primarily attributable to an increase in nonaccrual loans of $147.7 million during 2008 and the 325 basis point decrease, in aggregate, in the prime lending rate, from the third quarter of 2007 through the second quarter of 2008. We are currently in an asset-sensitive position, and as such, interest rate cuts by the Board of Governors of the Federal Reserve System, or Federal Reserve, have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates. See further discussion under "--Net Interest Income."

The increase in our noninterest income for the first six months of 2008 primarily resulted from a pre-tax gain of $5.0 million recorded on the extinguishment of a term repurchase agreement; a net gain of $1.8 million on derivative instruments compared to a net loss of $342,000 in the prior period; income from the sale of tax credits of $1.8 million compared to zero in the prior period; and increased service charges on deposits and customer service fees of $2.9 million. This increase was partially offset by an increase in net losses on investment securities, primarily attributable to other-than-temporary impairment of $6.4 million recognized in June 2008 on a single equity investment in the common stock of a bank holding company. See further discussion under "--Noninterest Income."

The decrease in noninterest expense primarily resulted from reductions in salaries and employee benefits expense attributable to decreased staffing levels in our mortgage banking division and the completion of certain other staff reductions in 2007 and the first six months of 2008 as well as a decrease in charitable contributions expense. This decrease was partially offset by increases in occupancy and furniture and equipment expenses; legal, examination and professional fees; FDIC insurance; and other expenses. See further discussion under "--Noninterest Expense."

The change in the (benefit) provision for income taxes primarily resulted from decreased earnings, as further discussed under "--Provision for Income Taxes."

Net Interest Income. Net interest income, expressed on a tax-equivalent basis, decreased to $87.1 million and $177.0 million for the three and six months ended June 30, 2008, respectively, compared to $95.9 million and $190.4 million for the comparable periods in 2007. Our net interest margin declined to 3.55% and 3.60% for the three and six months ended June 30, 2008, respectively, compared to 4.03% and 4.08% for the comparable periods in 2007. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets and liabilities, as well as the general level of interest rates and changes in interest rates. Interest income expressed on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average tax-equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

The decline in our net interest margin and net interest income is primarily attributable to the decrease in the prime lending rate that began in September 2007 and continued through April 2008. Throughout this period, the Federal Reserve decreased the targeted federal funds rate, resulting in reductions in the prime lending rate totaling 325 basis points in aggregate. Our balance sheet is currently asset sensitive, and as such, our net interest margin is negatively impacted with each interest rate cut as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. The average rates paid on our interest-bearing deposits decreased 98 and 67 basis points to 2.73% and 3.03% for the three and six months ended June 30, 2008, respectively, compared to 3.71% and 3.70% for the same periods in 2007, while the average yield earned on our interest-earning assets decreased 142 and 110 basis points to 6.03% and 6.36% for the three and six months ended June 30, 2008, respectively, compared to 7.45% and 7.46% for the same periods in 2007, resulting in a reduction of our net interest margin. Average interest-earning assets increased to $9.87 billion and $9.89 billion for the three and six months ended June 30, 2008, respectively, from $9.54 billion and $9.42 billion for the comparable periods in 2007, reflecting increases of $333.1 million and $470.9 million, respectively. The increase is primarily attributable to internal loan growth and interest-earning assets provided by our acquisitions completed in 2007, partially offset by net loan charge-offs and reductions in our short-term investments and our investment securities portfolio. Average interest-bearing liabilities increased to $8.60 billion and $8.64 billion for the three and six months ended June 30, 2008, respectively, from $8.22 billion and $8.12 billion for the comparable periods in 2007.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $138.3 million and $291.2 million for the three and six months ended June 30, 2008, respectively, compared to $157.3 million and $310.5 million for the comparable periods in 2007. Average loans, net of unearned discount, increased $1.08 billion and $1.10 billion to $9.05 billion and $9.00 billion for the three and six months ended June 30, 2008, respectively, from $7.97 billion and $7.89 billion for the comparable periods in 2007. The increase in average loans primarily reflects internal growth and our acquisitions completed in 2007, partially offset by net loan charge-offs. The yield on our loan portfolio decreased 177 and 142 basis points to 6.15% and 6.51% for the three and six months ended June 30, 2008, respectively, compared to 7.92% and 7.93% for the comparable periods in 2007, reflecting decreases in the prime lending rate throughout the latter part of 2007 and the first two quarters of 2008, a significant increase in the average amount of nonaccrual loans during the respective periods, and competitive pressures on loan yields within our markets; partially offset by an increase in interest income associated with our interest rate swap agreements. The prime lending rate decreased 100 basis points during 2007, from 8.25% at December 31, 2006 to 7.25% at December 31, 2007, and
decreased an additional 225 basis points during the first six months of 2008 to 5.00% at June 30, 2008. Our interest rate swap agreements contributed to an increase in interest income on our loan portfolio of $3.0 million and $4.8 million for the three and six months ended June 30, 2008, respectively, in contrast to a decrease in interest income on our loan portfolio of $1.4 million and $2.8 million for the comparable periods in 2007.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $9.6 million and $21.2 million for the three and six months ended June 30, 2008, respectively, compared to $17.4 million and $33.8 million for the comparable periods in 2007. Average investment securities were $791.2 million and $866.8 million for the three and six months ended June 30, 2008, respectively, compared to $1.39 billion and $1.36 billion for the comparable periods in 2007. The reduction in our average investment securities reflects the utilization of funds provided by maturities and sales of investment securities to primarily fund organic growth within our loan portfolio. The yield earned on our investment portfolio was 4.90% and 4.93% for the three and six months ended June 30, 2008, respectively, compared to 5.00% and 5.01% for the comparable periods in 2007. Funds provided by maturities and sales of investment securities were primarily utilized to fund internal loan growth.

Interest income on our short-term investments was $154,000 and $316,000 for the three and six months ended June 30, 2008, respectively, compared to $2.3 million and $4.2 million for the comparable periods in 2007. Average short-term investments were $31.8 million and $25.0 million for the three and six months ended June 30, 2008, respectively, compared to $175.2 million and $162.5 million for the comparable periods in 2007, reflecting the utilization of available short-term investments to fund organic loan growth. The yield earned on our short-term investments was 1.95% and 2.54% for the three and six months ended June 30, 2008, respectively, compared to 5.30% and 5.20% for the comparable periods in 2007, reflecting current market conditions and the reduced interest rate environment.

Interest expense on our interest-bearing deposits decreased to $51.5 million and $115.6 million for the three and six months ended June 30, 2008, respectively, compared to $69.2 million and $134.9 million for the comparable periods in 2007. Average interest-bearing deposits increased to $7.59 billion and $7.68 billion for the three and six months ended June 30, 2008, respectively, compared to $7.47 billion and $7.36 billion for the comparable periods in 2007. The increase in average interest-bearing deposits reflects organic growth through enhanced product marketing campaigns during the periods, and growth provided by our acquisitions completed during 2007. The aggregate weighted average rate paid on our deposit portfolio was 2.73% and 3.03% for the three and six months ended June 30, 2008, compared to 3.71% and 3.70% for the comparable periods in 2007. The decrease in the aggregate weighted average rate paid for these periods is primarily reflective of the declining interest rate environment. Specifically, the weighted average rate paid on our time deposit portfolio declined to 3.84% and 4.14% for the three and six months ended June 30, 2008, respectively, from 4.80% and 4.78% for the comparable periods in 2007, and the average rate paid on our savings and money market deposit portfolio declined to 2.02% and 2.30% for the three and six months ended June 30, 2008, respectively, from 3.11% and 3.08% for the comparable periods in 2007. We expect the weighted average rate paid on our deposit portfolio to further decline as we continue to reduce overall deposit rates to reflect current market conditions and as our time deposits mature and re-price at current market rates.

Interest expense on our other borrowings was $3.9 million and $7.8 million for the three and six months ended June 30, 2008, respectively, compared to $4.9 million and $9.3 million for the same periods in 2007. Average other borrowings were $611.6 million and $571.4 million for the three and six months ended June 30, 2008, respectively, compared to $409.2 million and $401.2 million for the same periods in 2007. The aggregate weighted average rate paid on our other borrowings was 2.54% and 2.74% for the three and six months ended June 30, 2008, respectively, compared to 4.77% and 4.67% for the comparable periods in 2007. The decrease in the weighted average rate paid on our other borrowings reflects the reduction in short-term interest rates during the periods, as previously discussed. The increase in average other borrowings is primarily due to an additional $300.0 million of FHLB advances entered into during the first six months of 2008, and an increase in our term repurchase agreement of $20.0 million, partially offset by the termination of a $100.0 million term repurchase agreement in August 2007, as further discussed under "--Liquidity" and in Note 8 to our consolidated financial statements.

Interest expense on our notes payable was $696,000 and $1.3 million for the three and six months ended June 30, 2008, respectively, compared to $636,000 and $1.5 million for the comparable periods in 2007. Our notes payable averaged $42.5 million and $41.0 million for the three and six months ended June 30, 2008, respectively, compared to $37.9 million and $47.2 million for the comparable periods in 2007. The aggregate weighted average rate paid on our notes payable was 6.58% and 6.20% for the three and six months ended June 30, 2008, respectively, compared to 6.73% and 6.60% for the comparable periods in 2007, reflecting the reduction in short-term interest rates during the periods, partially offset by an increase in fees paid on our notes payable. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 4.60% and 4.63% for the three and six months ended June 30, 2008, respectively, compared to 6.68% and 6.55% for the same periods in 2007. The decrease in our average notes payable during the periods is primarily attributable to contractual payments and additional prepayments made on our term loan and advances on our term and revolving credit loans, as further described in Note 5 and Note 9 to our consolidated financial statements.

Interest expense on our subordinated debentures was $4.9 million and $11.1 million for the three and six months ended June 30, 2008, respectively, compared to $6.4 million and $12.3 million for the comparable periods in 2007. Average subordinated debentures were $353.8 million for the three and six months ended June 30, 2008, compared to $308.4 million and $309.2 million for the three and six months ended June 30, 2007, respectively. The aggregate weighted average rate paid on our subordinated debentures was 5.61% and 6.31% for the three and six months ended June 30, 2008, respectively, compared to 8.38% and 8.05% for the comparable periods in 2007, reflecting the reduction in short-term interest rates during the periods as $282.5 million, or 79.4%, of our subordinated debentures are variable rate. The change in volume and average rates paid reflects the issuance of $77.3 million of variable rate subordinated debentures during 2007 through four newly formed statutory trusts, partially offset by the repayment of $25.8 million of variable rate subordinated debentures in April 2007, as further described in Note 10 to our consolidated financial statements. In addition, in March 2008, we entered into four interest rate swap agreements designated as cash flow hedges to effectively convert the interest rate on $125.0 million of our variable rate subordinated debentures to a blended fixed rate of interest of approximately 4.90%, as further discussed under "Interest Rate Risk Management" and in Note 10 to our consolidated financial statements.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2008 and 2007.

                                                                                       Three Months Ended June 30,
                                                                  -----------------------------------------------------------------
                                                                                2008                        2007 (Restated)
                                                                  -------------------------------   -------------------------------
                                                                                Interest                          Interest
                                                                    Average      Income/   Yield/     Average      Income/   Yield/
                                                                    Balance      Expense    Rate      Balance      Expense    Rate
                                                                  -----------   --------   ------   -----------   --------   ------
                                                                                    (dollars expressed in thousands)
                    ASSETS
                    ------

Interest-earning assets:
   Loans (1)(2)(3)(4) .........................................   $ 9,046,080    138,290     6.15%  $ 7,966,082    157,294     7.92%
   Investment securities (4) ..................................       791,206      9,635     4.90     1,394,677     17,400     5.00
   Short-term investments .....................................        31,770        154     1.95       175,158      2,315     5.30
                                                                  -----------   --------            -----------   --------
         Total interest-earning assets ........................     9,869,056    148,079     6.03     9,535,917    177,009     7.45
                                                                                --------                          --------
Nonearning assets .............................................       904,886                           870,747
                                                                  -----------                       -----------
         Total assets .........................................   $10,773,942                       $10,406,664
                                                                  ===========                       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
      Interest-bearing demand .................................   $   972,832      1,321     0.55%  $   959,300      2,313     0.97%
      Savings and money market ................................     2,872,992     14,417     2.02     2,634,607     20,460     3.11
      Time deposits of $100 or more ...........................     1,333,043     13,016     3.93     1,478,324     18,204     4.94
      Other time deposits .....................................     2,409,569     22,728     3.79     2,396,534     28,180     4.72
                                                                  -----------   --------            -----------   --------
         Total interest-bearing deposits ......................     7,588,436     51,482     2.73     7,468,765     69,157     3.71
   Other borrowings ...........................................       611,619      3,859     2.54       409,232      4,869     4.77
   Notes payable (5) ..........................................        42,525        696     6.58        37,906        636     6.73
   Subordinated debentures ....................................       353,781      4,933     5.61       308,387      6,442     8.38
                                                                  -----------   --------            -----------   --------
         Total interest-bearing liabilities ...................     8,596,361     60,970     2.85     8,224,290     81,104     3.96
                                                                                --------                          --------
Noninterest-bearing liabilities:
   Demand deposits ............................................     1,225,073                         1,251,213
   Other liabilities ..........................................       112,121                           124,013
                                                                  -----------                       -----------
         Total liabilities ....................................     9,933,555                         9,599,516
Stockholders' equity ..........................................       840,387                           807,148
                                                                  -----------                       -----------
         Total liabilities and stockholders' equity ...........   $10,773,942                       $10,406,664
                                                                  ===========                       ===========

Net interest income ...........................................                   87,109                            95,905
                                                                                ========                          ========
Interest rate spread ..........................................                              3.18                              3.49
Net interest margin (6) .......................................                              3.55%                             4.03%
                                                                                           ======                            ======

                                                                                      Six Months Ended June 30,
                                                                  -----------------------------------------------------------------
                                                                                2008                         2007 (Restated)
                                                                  -------------------------------   -------------------------------
                                                                                Interest                          Interest
                                                                    Average      Income/   Yield/     Average      Income/   Yield/
                                                                    Balance      Expense    Rate      Balance      Expense    Rate
                                                                  -----------   --------   ------   -----------   --------   ------
                                                                                    (dollars expressed in thousands)
                    ASSETS
                    ------

Interest-earning assets:
   Loans (1)(2)(3)(4) .........................................   $ 8,998,416    291,182     6.51%  $ 7,894,765    310,473     7.93%
   Investment securities (4) ..................................       866,807     21,237     4.93     1,362,127     33,824     5.01
   Short-term investments .....................................        24,991        316     2.54       162,451      4,193     5.20
                                                                  -----------   --------            -----------   --------
         Total interest-earning assets ........................     9,890,214    312,735     6.36     9,419,343    348,490     7.46
                                                                                --------                          --------
Nonearning assets .............................................       918,862                           853,380
                                                                  -----------                       -----------
         Total assets .........................................   $10,809,076                       $10,272,723
                                                                  ===========                       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
      Interest-bearing demand .................................   $   985,914      3,353     0.68%  $   971,471      4,929     1.02%
      Savings and money market ................................     2,791,048     31,944     2.30     2,536,496     38,797     3.08
      Time deposits of $100 or more ...........................     1,415,813     29,785     4.23     1,452,159     35,234     4.89
      Other time deposits .....................................     2,484,457     50,515     4.09     2,397,226     55,970     4.71
                                                                  -----------   --------            -----------   --------
         Total interest-bearing deposits ......................     7,677,232    115,597     3.03     7,357,352    134,930     3.70
   Other borrowings ...........................................       571,417      7,787     2.74       401,240      9,287     4.67
   Notes payable (5) ..........................................        40,999      1,265     6.20        47,198      1,544     6.60
   Subordinated debentures ....................................       353,771     11,098     6.31       309,217     12,345     8.05
                                                                  -----------   --------            -----------   --------
         Total interest-bearing liabilities ...................     8,643,419    135,747     3.16     8,115,007    158,106     3.93
                                                                                --------                          --------
Noninterest-bearing liabilities:
   Demand deposits ............................................     1,210,424                         1,237,840
   Other liabilities ..........................................       112,478                           123,573
                                                                  -----------                       -----------
         Total liabilities ....................................     9,966,321                         9,476,420
Stockholders' equity ..........................................       842,755                           796,303
                                                                  -----------                       -----------
         Total liabilities and stockholders' equity ...........   $10,809,076                       $10,272,723
                                                                  ===========                       ===========

Net interest income ...........................................                  176,988                           190,384
                                                                                ========                          ========
Interest rate spread ..........................................                              3.20                              3.53
Net interest margin (6) .......................................                              3.60%                             4.08%
                                                                                           ======                            ======

----------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest  income on loans includes loan fees.
(3)   Interest income includes the effects of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $326,000 and $678,000 for the three and six months ended June 30, 2008, and $437,000 and $838,000 for the comparable periods in 2007, respectively.
(5) Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 4.60% and 4.63% for the three and six months ended June 30, 2008, and 6.68% and 6.55% for the comparable periods in 2007, respectively.
(6) Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                                               Increase (Decrease) Attributable to Change in:
                                                        ----------------------------------------------------------
                                                             Three Months Ended              Six Months Ended
                                                                June 30, 2008                  June 30, 2008
                                                         Compared to 2007 (Restated)   Compared to 2007 (Restated)
                                                        ----------------------------   ---------------------------
                                                                               Net                           Net
                                                         Volume      Rate     Change    Volume     Rate     Change
                                                        --------   -------   -------   -------   -------   -------
                                                                   (dollars expressed in thousands)
Interest earned on:
   Loans: (1)(2)(3)
      Taxable .......................................   $ 19,426   (38,227)  (18,801)   40,554   (59,644)  (19,090)
      Tax-exempt (4) ................................        (59)     (144)     (203)       (6)     (195)     (201)
   Investment securities:
      Taxable .......................................     (7,189)     (461)   (7,650)  (11,690)     (639)  (12,329)
      Tax-exempt (4) ................................       (137)       22      (115)     (295)       37      (258)
   Short-term investments ...........................     (1,219)     (942)   (2,161)   (2,416)   (1,461)   (3,877)
                                                        --------   -------   -------   -------   -------   -------
         Total interest income ......................     10,822   (39,752)  (28,930)   26,147   (61,902)  (35,755)
                                                        --------   -------   -------   -------   -------   -------
Interest paid on:
   Interest-bearing demand deposits .................         32    (1,024)     (992)       73    (1,649)   (1,576)
   Savings and money market deposits ................      1,698    (7,741)   (6,043)    3,655   (10,508)   (6,853)
   Time deposits ....................................     (1,551)   (9,089)  (10,640)    1,228   (12,132)  (10,904)
   Other borrowings .................................      1,820    (2,830)   (1,010)    3,152    (4,652)   (1,500)
   Notes payable (5) ................................         75       (15)       60      (191)      (88)     (279)
   Subordinated debentures ..........................        847    (2,356)   (1,509)    1,647    (2,894)   (1,247)
                                                        --------   -------   -------   -------   -------   -------
         Total interest expense .....................      2,921   (23,055)  (20,134)    9,564   (31,923)  (22,359)
                                                        --------   -------   -------   -------   -------   -------
         Net interest income ........................   $  7,901   (16,697)   (8,796)   16,583   (29,979)  (13,396)
                                                        ========   =======   =======   =======   =======   =======

----------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Interest income includes the effect of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5) Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Provision for Loan Losses. We recorded a provision for loan losses of $84.1 million for the three months ended June 30, 2008, compared to $45.9 million for the three months ended March 31, 2008 and $3.4 million for the three months ended June 30, 2007. Our provision for loan losses was $130.0 million for the first six months of 2008, compared to $6.9 million for the comparable period in 2007. The increase in our provision for loan losses for the three and six months ended June 30, 2008 was primarily driven by increased net loan charge-offs, an increase in nonperforming loans, and higher levels of problem loans in our one-to-four family residential real estate and construction and land development loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses." We expect the provision for loan losses to remain at elevated levels in the near term as a result of continued distress in our one-to-four family residential real estate and construction and land development loan portfolios coupled with highly unstable market conditions in certain sectors of these portfolios.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income. Noninterest income was $18.9 million and $52.0 million for the three and six months ended June 30, 2008, respectively, compared to $19.6 million and $42.2 million for the comparable periods in 2007. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income, net gains (losses) on investment securities and derivative instruments, and other income.

Service charges on deposit accounts and customer service fees increased to $13.1 million and $25.2 million for the three and six months ended June 30, 2008, respectively, from $11.7 million and $22.3 million for the comparable periods in 2007. The increase in service charges and customer service fees is primarily attributable to: (a) higher deposit volumes associated with internal growth and our acquisitions of banks completed in 2007, as further described under "--Financial Condition," as well as changes in the overall mix of our deposit portfolio from time deposits to increased savings and money market deposits; (b) increased cardholder interchange income primarily due to an increase in debit card usage by our customer base; (c) increased fee income from customer service charges for non-sufficient funds and returned checks from our commercial deposit base resulting from our newly implemented overdraft privilege program and efforts to control fee waivers; and (d) pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

Gain on loans sold and held for sale increased to $968,000 and $2.6 million for the three and six months ended June 30, 2008, respectively, in comparison to $120,000 and $2.1 million for the comparable periods in 2007. The increase in 2008 is primarily attributable to a decrease in repurchase obligations on mortgage loans sold with recourse. For the three and six months ended June 30, 2007, we established recourse reserves of $3.2 million which had the effect of decreasing our gain on sale by this amount. Gain on loans sold and held for sale for 2008 also reflects a pre-tax gain of $504,000 recognized in March 2008 on the sale of approximately $10.8 million of our small business loans. These increases were partially offset by a significant decrease in the volume of mortgage loans originated and subsequently sold in the secondary market, a pre-tax loss of $804,000 on the sale of approximately $24.0 million of residential real estate mortgage loans in April 2008, and a pre-tax gain of $851,000 recorded in April 2007 on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans.

We recorded net losses on investment securities of $5.8 million and $4.6 million for the three and six months ended June 30, 2008, respectively, in comparison to net losses of $1.5 million and $1.2 million for the comparable periods in 2007. In June 2008, we recognized other-than-temporary impairment of $6.4 million on an equity investment in the common stock of a single company in the financial services industry. The other-than-temporary impairment was primarily caused by economic events impacting the financial services industry as a whole, and represented the difference between our cost basis and the fair value of the equity security as of June 30, 2008. The other-than-temporary impairment of $6.4 million was partially offset by a pre-tax gain of approximately $867,000 recognized on the sale of $81.5 million of available-for-sale investment securities in March 2008.

Bank owned life insurance investment income was $724,000 and $1.7 million for the three and six months ended June 30, 2008, respectively, in comparison to $999,000 and $1.7 million for the comparable periods in 2007, and reflects the return on the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program, and overall market conditions.

Investment   management  income  generated  by  MVP,  our  institutional   money
management subsidiary, was $686,000 and $2.0 million for the three and six months ended June 30, 2008, respectively, in comparison to $1.5 million and $3.1 million for the same periods in 2007, reflecting decreased portfolio management fee income associated with a decline in the level of assets under management primarily attributable to the loss of a single large customer in the fourth quarter of 2007 and current market conditions.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency, was $1.9 million and $3.9 million for the three and six months ended June 30, 2008, respectively, in comparison to $1.9 million and $3.6 million for the same periods in 2007, primarily reflecting increased customer volumes.

We recorded net losses of $1.6 million and net gains of $1.8 million on derivative instruments for the three and six months ended June 30, 2008, respectively, in comparison to net losses of $344,000 and $342,000 for the three and six months ended June 30, 2007, respectively. The net gain for the six months ended June 30, 2008 is primarily attributable to the net increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts through April 2008. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program, as further described under "--Interest Rate Risk Management." We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements.

We recorded a gain of $5.0 million on the extinguishment of our term repurchase agreement in the first quarter of 2008. In March 2008, we restructured our $100.0 million term repurchase agreement, as further discussed in Note 8 to our consolidated financial statements. The primary modifications were to: (a) increase the borrowing amount to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate to a fixed rate of 3.36%; and (d) terminate the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in the recognition of the pre-tax gain of $5.0 million.

Other income was $8.9 million and $14.4 million for the three and six months ended June 30, 2008, respectively, in comparison to $5.3 million and $11.1 million for the comparable periods in 2007. The increase in 2008 is primarily attributable to the following:

      o A net increase in mortgage and other servicing rights of $555,000 for the three months ended June 30, 2008, compared to net decreases in mortgage servicing rights of $1.2 million for the six months ended June 30, 2008, and $1.4 million and $3.0 million for the three and six months ended June 30, 2007, respectively. As further discussed under "--Effects of New Accounting Standards," on January 1, 2008, we opted to measure our servicing rights at fair value. As such, the fluctuations in 2008, as compared to 2007, reflect changes in the fair value of our servicing rights in comparison to amortization and impairment recognized in 2007;

      o Recoveries of certain loan principal balances that had been previously charged off by the financial institutions prior to their acquisition by First Banks of $686,000 and $1.5 million for the three and six months ended June 30, 2008, compared to $215,000 and $1.1 million for the same periods in 2007;

      o A gain of $1.8 million for the three and six months ended June 30, 2008 recognized on the sale of various state tax credits in April 2008; and

      o A gain recognized in March 2008 on the Visa, Inc., or Visa, initial public offering of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa's initial public offering.

Noninterest Expense. Noninterest expense was $84.6 million and $168.1 million for the three and six months ended June 30, 2008, respectively, in comparison to $84.7 million and $170.7 million for the comparable periods in 2007. Our efficiency ratio was 80.10% and 73.61% for the three and six months ended June 30, 2008, respectively, compared to 73.62% and 73.66% for the comparable periods in 2007. The decrease in noninterest expense was primarily attributable to certain profit improvement initiatives that we implemented throughout 2007 and the first two quarters of 2008.

Salaries and employee benefits expense was $37.1 million and $77.7 million for the three and six months ended June 30, 2008, respectively, in comparison to $43.7 million and $89.0 million for the comparable periods in 2007. We attribute the overall decrease in salaries and employee benefits expense to reduced staffing levels within our mortgage banking division and the completion of certain other staff reductions in 2007 and the first two quarters of 2008. Our total full-time equivalent employees (FTEs) decreased to approximately 2,340 at June 30, 2008, from 2,530 at June 30, 2007, representing a decrease of approximately 7.5%. We reduced our FTEs by 7.5% despite adding an aggregate of 26 additional branch offices through acquisitions in 2007 and an aggregate of 10 de novo branches opened in 2007 and 2008. The decrease in salaries and employee benefits expense is also reflective of reduced incentive compensation expense resulting from the significant decline in our earnings between the comparable periods.

Occupancy, net of rental income, and furniture and equipment expense was $14.4 million and $29.8 million for the three and six months ended June 30, 2008, respectively, in comparison to $12.7 million and $25.0 million for the comparable periods in 2007. The increase in 2008 reflects higher levels of expense resulting from our de novo activities and acquisitions in 2007 and 2008, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain branch offices, increased expenses associated with the purchase and/or lease of properties that are expected to be utilized for future branch office locations, and depreciation expense associated with acquisitions and capital expenditures.

Information technology and item processing fees were $9.1 million and $18.4 million for the three and six months ended June 30, 2008, respectively, in comparison to $9.2 million and $18.5 million for the same periods in 2007. As more fully described in Note 5 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and Adrian Baker and UPAC.

Legal, examination and professional fees were $4.5 million and $7.3 million for the three and six months ended June 30, 2008, respectively, in comparison to $2.7 million and $4.4 million for the same periods in 2007, primarily reflecting an increase in professional fees resulting from internal investigations, including the investigation commissioned by the Audit Committee regarding certain matters associated with the mortgage banking division and the resulting restatement of our consolidated financial statements, as further discussed in
Note 1 to our consolidated financial statements. The increased professional fees were also attributable to higher legal expenses related to collection and foreclosure efforts on problem loans and ongoing litigation matters, including those assumed through the acquisition of Coast Bank of Florida.

Amortization of intangible assets was $2.8 million and $5.6 million for the three and six months ended June 30, 2008, respectively, in comparison to $3.2 million and $6.2 million for the same periods in 2007, primarily reflecting a decrease in amortization expense on core deposit intangibles.

Advertising and business development expense was $2.0 million and $3.4 million for the three and six months ended June 30, 2008, respectively, in comparison to $1.7 million and $3.6 million for the same periods in 2007, primarily reflecting a marketing campaign in the second quarter of 2008 associated with expanded deposit product and service offerings.

FDIC insurance expense was $2.1 million and $3.0 million for the three and six months ended June 30, 2008, respectively, in comparison to $268,000 and $516,000 for the comparable periods in 2007. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums over the past several quarters and have now been depleted. As such, beginning in the third quarter of 2008, we expect our FDIC insurance premiums to approximate $2.1 million per quarter based on current premium rates. We further anticipate that premium rates will likely increase in the future based on recent developments within the banking industry, including the failure of certain financial institutions.

Charitable contributions expense was $307,000 and $404,000 for the three and six months ended June 30, 2008, respectively, in comparison to $1.5 million and $3.4 million for the same periods in 2007, reflecting a decrease in charitable contributions made to the Dierberg Operating Foundation, Inc., a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 5 to our consolidated financial statements.

Other expense was $10.7 million and $19.1 million for the three and six months ended June 30, 2008, respectively, in comparison to $8.1 million and $16.8 million for the comparable periods in 2007. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to an increase in expenses associated with continued growth and expansion of our banking franchise, and increases of $1.1 million and $1.5 million in other real estate write-downs and expenses to $1.3 million and $1.9 million for the three and six months ended June 30, 2008, respectively, compared to $182,000 and $351,000 for the comparable periods in 2007. We expect the level of write-downs and expenses on other real estate to remain at elevated levels in the near term as a result of the increase in our other real estate owned, which increased to $20.0 million at June 30, 2008, from $11.2 million and $8.0 million at December 31, 2007 and June 30, 2007, respectively.

Provision for Income Taxes. The provision (benefit) for income taxes reflects an income tax benefit of $23.1 million and $25.1 million for the three and six months ended June 30, 2008, respectively, compared to an income tax provision of $9.5 million and $19.3 million for the comparable periods in 2007. Our effective tax rate was 36.7% and 36.0% for the three and six months ended June 30, 2008, respectively, compared to 35.4% and 35.6% for the comparable periods in 2007. The decrease in income taxes is primarily attributable to our reduced level of earnings.

                          Interest Rate Risk Management

We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the re-pricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of June 30, 2008 and December 31, 2007 are summarized as follows:

                                                      June 30, 2008       December 31, 2007
                                                  --------------------   -------------------
                                                   Notional    Credit    Notional    Credit
                                                    Amount    Exposure    Amount    Exposure
                                                  ---------   --------   --------   --------
                                                       (dollars expressed in thousands)
Cash flow hedges - loans ......................   $ 400,000      5,645    400,000      5,271
Cash flow hedges - subordinated debentures ....     125,000         --         --         --
Interest rate floor agreements ................          --         --    300,000      1,699
Interest rate cap agreements ..................     400,000         58    400,000         50
Interest rate lock commitments ................       8,000        162      3,000         23
Forward commitments to sell
   mortgage-backed securities .................      40,000        731     55,000         40
                                                  =========   ========   ========   ========

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

For the three and six months ended June 30, 2008, we realized net interest income of $2.9 million and $4.7 million, respectively, on our derivative financial instruments, whereas for the three and six months ended June 30, 2007, we realized net interest expense of $1.4 million and $2.8 million, respectively, on our derivative financial instruments. The increase in net interest income is primarily attributable to the decline in the prime lending rate, which has significantly reduced our cost associated with these instruments. We recorded net losses of $1.6 million and net gains of $1.8 million on derivative instruments for the three and six months ended June 30, 2008, respectively, in comparison to net losses of $344,000 and $342,000 for the three and six months ended June 30, 2007, respectively. These net gains and losses are included in noninterest income in our consolidated statements of operations. The net losses and net gains on our derivative instruments reflect changes in the fair value of our interest rate floor and interest rate cap agreements, as further discussed below. On May 9, 2008, we terminated our interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program.

Our asset-sensitive position, coupled with the effect of reductions in interest rates from September 2007 through April 2008, as further discussed under "-- Results of Operations," has negatively impacted our net interest income and will continue to impact the level of our net interest income over time, as reflected in our net interest margin for the three and six months ended June 30, 2008 as compared to the comparable period in 2007, and further discussed under "-- Net Interest Income."

Cash Flow Hedges - Loans. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain of our loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

      o In July 2003, we entered into an interest rate swap agreement with a $200.0 million notional amount. The underlying hedged assets were certain variable rate loans within our commercial loan portfolio. The swap agreement provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.85%. The terms of the swap agreement provided for us to pay and receive interest on a quarterly basis. The interest rate swap agreement matured on July 31, 2007.

      o In September 2006, we entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets are certain variable rate loans within our commercial loan portfolio. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis.

The amount receivable by us under these swap agreements was $6.0 million at June 30, 2008 and December 31, 2007 and the amount payable by us under these swap agreements was $309,000 and $683,000 at June 30, 2008 and December 31, 2007, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges on certain loans as of June 30, 2008 and December 31, 2007 were as follows:

                                                Notional   Interest Rate   Interest Rate     Fair
                Maturity Date                    Amount        Paid           Received       Value
                -------------                  ---------   -------------   -------------     -----
                                                         (dollars expressed in thousands)
June 30, 2008:
   September 18, 2009 ......................   $ 200,000        2.14%           5.20%      $  4,916
   September 20, 2010 ......................     200,000        2.14            5.20          8,038
                                               ---------                                   --------
                                               $ 400,000        2.14            5.20       $ 12,954
                                               =========       =====           =====       ========

December 31, 2007:
   September 18, 2009 ......................   $ 200,000        4.39%           5.20%      $  4,585
   September 20, 2010 ......................     200,000        4.39            5.20          7,331
                                               ---------                                   --------
                                               $ 400,000        4.39            5.20       $ 11,916
                                               =========       =====           =====       ========

Cash Flow Hedges - Subordinated Debentures. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, with the objective of stabilizing our long-term cost of capital and cash flow, and accordingly, net interest income on our subordinated debentures to the respective call dates of certain subordinated debentures:

      o In March 2008, we entered into the following four interest rate swap agreements totaling $125.0 million notional amount, in aggregate, to effectively convert the interest rate on $125.0 million of our subordinated debentures from a variable rate to a blended fixed rate of interest of approximately 4.90%: (a) $25.0 million notional amount with a maturity date of July 7, 2011; (b) $50.0 million notional amount with a maturity date of December 15, 2011; (c) $25.0 million notional amount with a maturity date of March 30, 2012; and
            (d) $25.0 million notional amount with a maturity date of December 15, 2012. These swap agreements provide for us to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate, or LIBOR, plus 1.65%, 1.85%, 1.61% and 2.25%, respectively, and pay a fixed rate of interest. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis.

The amount receivable by us under these swap agreements was $409,000 at June 30, 2008, and the amount payable by us under these swap agreements was $423,000 at June 30, 2008.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges on certain subordinated debentures as of June 30, 2008 were as follows:

                                                Notional   Interest Rate   Interest Rate     Fair
                Maturity Date                    Amount        Paid           Received       Value
                -------------                  ---------   -------------   -------------     -----
                                                         (dollars expressed in thousands)
July 7, 2011 ...............................   $  25,000        4.40%           4.36%      $    793
December 15, 2011 ..........................      50,000        4.91            4.63          1,476
March 30, 2012 .............................      25,000        4.71            4.41            793
December 15, 2012 ..........................      25,000        5.57            5.03            824
                                               ---------                                   --------
                                               $ 125,000        4.90            4.61       $  3,886
                                               =========       =====           =====       ========

Interest Rate Floor Agreements. In September 2005, we entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with our interest rate risk management program. The interest rate floor agreement provided for us to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. In August 2006, we entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of one of our $100.0 million term repurchase agreements, as further described below, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provided for us to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. On May 9, 2008, we terminated our interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program. We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements. The fair value of the interest rate floor agreements, which was included in other assets in our consolidated balance sheets, was $1.7 million at December 31, 2007.

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

Interest Rate Cap Agreements. In September 2006, we entered into a $200.0 million notional amount three-year interest rate cap agreement and a $200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that we entered into in September 2006, as previously described, to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The fair value of the interest rate cap agreements, which is included in other assets in our consolidated balance sheets, was $58,000 and $50,000 at June 30, 2008 and December 31, 2007, respectively.

Pledged Collateral. At June 30, 2008 and December 31, 2007, we had accepted cash of $18.4 million and $21.4 million, respectively, as collateral in connection with our interest rate swap agreements. At June 30, 2008, we had pledged cash of $1.0 million as collateral in connection with our interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in August 2008. The fair value of the interest rate lock commitments, which is included in other assets in our consolidated balance sheets, was $162,000 and $23,000 at June 30, 2008 and December 31, 2007, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in our consolidated balance sheets, was $731,000 and $40,000 at June 30, 2008 and December 31, 2007, respectively.

                       Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 93.5% and 93.2% of our total interest income for the three and six months ended June 30, 2008, respectively, in comparison to 89.0% and 89.2% for the comparable periods in 2007. Loans, net of unearned discount, increased to $9.05 billion, or 83.8% of our assets, at June 30, 2008, compared to $8.89 billion, or 81.5% of our assets, at December 31, 2007. The following table summarizes the composition of our loan portfolio at June 30, 2008 and December 31, 2007:

                                                                    June 30,       December 31,
                                                                      2008             2007
                                                                ---------------    -------------
                                                                                     (Restated)
                                                                (dollars expressed in thousands)
Commercial, financial and agricultural ......................   $     2,601,426        2,382,067
Real estate construction and development ....................         1,979,404        2,141,234
Real estate mortgage:
   One-to-four family residential ...........................         1,601,249        1,602,575
   Multi-family residential .................................           190,323          177,246
   Commercial real estate ...................................         2,525,536        2,431,464
Consumer and installment, net of unearned discount ..........            87,133           85,519
Loans held for sale .........................................            60,043           66,079
                                                                ---------------    -------------
   Loans, net of unearned discount ..........................   $     9,045,114        8,886,184
                                                                ===============    =============

The overall increase in loans, net of unearned discount, during the first six months of 2008 is primarily attributable to the following:

      o An increase of $219.4 million in our commercial, financial and agricultural portfolio primarily attributable to internal loan production growth, partially offset by the sale of the guaranteed portion of approximately $10.8 million of our small business loans in March 2008, which resulted in a pre-tax gain of $504,000; and

      o An increase of $94.1 million in our commercial real estate portfolio primarily attributable to internal loan production growth; partially offset by

      o A decrease of $161.8 million in our real estate construction and development portfolio primarily attributable to internal efforts to decrease our exposure to real estate construction and development loans, and increased charge-offs recorded on certain existing loans, as further discussed below.

The overall change in the mix of our loan portfolio is commensurate with our strategy of reducing our exposure to real estate, particularly construction and land development, in the current economic environment in which many of our market sectors have experienced significant declines in real estate values. We are redeploying the proceeds from the net decrease in construction and land development loans into commercial, financial and agricultural loans.

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2008 and December 31, 2007:

                                                                    June 30,       December 31,
                                                                      2008             2007
                                                                ---------------    -------------
                                                                                    (Restated)
                                                                (dollars expressed in thousands)
Commercial, financial and agricultural:
      Nonaccrual ............................................   $         8,711            5,916
Real estate construction and development:
      Nonaccrual ............................................           257,916          151,812
Real estate mortgage:
      One-to-four family residential:
         Nonaccrual .........................................            70,749           32,931
         Restructured .......................................            16,984                7
      Multi-family residential:
         Nonaccrual .........................................               141               --
      Commercial real estate:
         Nonaccrual .........................................            12,023           11,294
Consumer and installment:
      Nonaccrual ............................................               394              263
                                                                ---------------    -------------
            Total nonperforming loans .......................           366,918          202,223
Other real estate ...........................................            20,039           11,225
                                                                ---------------    -------------
            Total nonperforming assets ......................   $       386,957          213,448
                                                                ===============    =============

Loans, net of unearned discount .............................   $     9,045,114        8,886,184
                                                                ===============    =============

Loans past due 90 days or more and still accruing ...........   $        14,485           26,753
                                                                ===============    =============

Ratio of:
   Allowance for loan losses to loans .......................              2.22%            1.89%
   Nonperforming loans to loans .............................              4.06             2.28
   Allowance for loan losses to nonperforming loans .........             54.77            83.27
   Nonperforming assets to loans and other real estate ......              4.27             2.40
                                                                ===============    =============

Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $366.9 million at June 30, 2008, compared to $236.8 million at March 31, 2008 and $202.2 million at December 31, 2007. Nonperforming loans were 4.06% of loans, net of unearned discount, at June 30, 2008, compared to 2.63% and 2.28% of loans, net of unearned discount, at March 31, 2008 and December 31, 2007, respectively. Other real estate owned was $20.0 million, $13.2 million and $11.2 million at June 30, 2008, March 31, 2008 and December 31, 2007, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, were $387.0 million at June 30, 2008, compared to $250.0 million at March 31, 2008, and $213.4 million at December 31, 2007. Loans past due 90 days or more and still accruing interest were $14.5 million at June 30, 2008, compared to $23.6 million at March 31, 2008 and $26.8 million at December 31, 2007.

Nonperforming loans at June 30, 2008 increased $164.7 million, or 81.4%, from nonperforming loans at December 31, 2007. The following table summarizes the composition of our nonperforming loans as of June 30, 2008 and December 31, 2007:

                                                                    June 30,       December 31,
                                                                      2008             2007
                                                                ---------------    -------------
                                                                (dollars expressed in thousands)
Northern California real estate .............................   $       117,310           99,234
Mortgage banking division ...................................            74,815           27,727
Florida, excluding mortgage banking division ................            46,862           37,718
Southern California real estate .............................            49,118               --
Chicago real estate .........................................            20,510               --
Metro St. Louis, Missouri real estate .......................            15,057            5,000
Texas real estate ...........................................            11,832            6,533
Other .......................................................            31,414           26,011
                                                                ---------------    -------------
   Total nonperforming loans ................................   $       366,918          202,223
                                                                ===============    =============

We attribute the increase in our nonperforming loans to the following:

      o An increase in one-to-four family residential nonaccrual loans of $37.8 million, primarily due to an increase of $30.1 million in our mortgage banking division. One-to-four family residential nonaccrual loans in our Florida region increased $16.0 million, from $7.4 million at December 31, 2007 to $23.4 million at June 30, 2008, accounting for approximately 53.1% of the total increase in our mortgage banking division. Net loan charge-offs of one-to-four family residential loans were $12.3 million and $23.5 million for the three and six months ended June 30, 2008, respectively, of which $9.4 million and $19.2 million relate to our mortgage banking division. We continue to experience deterioration in our one-to-four family residential portfolio as a result of weak economic conditions in the nationwide housing markets and significant declines in real estate values, particularly in Florida and California;

      o An increase in one-to-four family restructured loans during the first six months of 2008 of $17.0 million. Throughout the first six months of 2008, our mortgage banking division has restructured certain one-to-four family residential mortgage loans, primarily located in California and Florida, whereby the contractual interest rate was reduced over a certain time period. At the time of the restructuring, the individual loans were in full compliance with the terms of the original loan contracts; and

      o An increase in real estate construction and development nonaccrual loans of $106.1 million. Real estate construction and development nonaccrual loans in Northern California increased $18.1 million from $99.2 million at December 31, 2007 to $117.3 million at June 30, 2008. Real estate construction and development nonaccrual loans also increased throughout our other regions, including Southern California and Chicago, which experienced increases of $49.1 million and $20.5 million, respectively. Our Southern California and Chicago regions did not have any nonaccrual loans at December 31, 2007. We recorded net charge-offs of $50.5 million and $67.9 million on our real estate construction and development loan portfolio during the three and six months ended June 30, 2008, of which $41.4 million and $57.3 million relates to the Northern California region, respectively. We continue to experience deterioration in our real estate construction and development portfolio as a result of weak economic conditions and significant declines in real estate values, particularly in California.

We expect the declining and unstable market conditions associated with our one-to-four family residential mortgage loan portfolio and our real estate construction and development portfolio, particularly in Northern California and Florida, to continue in the near term, which will likely increase the amount of our nonperforming loans, loan charge-offs and provision for loan losses.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $57.9 million and $30.4 million at June 30, 2008, respectively, and $84.9 million and $46.0 million at December 31, 2007, respectively. We recorded impaired loans acquired in acquisitions during the year ended December 31, 2007 of $45.7 million at the time of acquisition. Changes in the carrying amount of impaired loans acquired in acquisitions for the three and six months ended June 30, 2008 were as follows:

                                                Three Months      Six Months
                                                   Ended            Ended
                                               June 30, 2008    June 30, 2008
                                              ---------------  ----------------
                                               (dollars expressed in thousands)

Balance, beginning of period ...............   $      42,067             46,003
Transfers to other real estate .............          (2,883)            (5,206)
Loans charged-off ..........................          (3,672)            (5,060)
Payments and settlements ...................          (5,129)            (5,354)
                                               -------------   ----------------
Balance, end of period .....................   $      30,383             30,383
                                               =============   ================

There was no allowance for loan losses related to these loans at June 30, 2008 and December 31, 2007. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at June 30, 2008 and December 31, 2007.

Changes in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 were as follows:

                                                     Three Months Ended         Six Months Ended
                                                           June 30,                 June 30,
                                                   ----------------------    -----------------------
                                                      2008       2007           2008         2007
                                                   ---------   ----------    ----------   ----------
                                                               (Restated)                 (Restated)
                                                           (dollars expressed in thousands)
Balance, beginning of period ...................   $ 185,184      142,148       168,391      145,729
Acquired allowance for loan losses .............          --           --            --        2,925
                                                   ---------   ----------    ----------   ----------
                                                     185,184      142,148       168,391      148,654
                                                   ---------   ----------    ----------   ----------
Loans charged-off ..............................     (69,566)      (4,480)     (100,905)     (16,195)
Recoveries of loans previously charged-off .....       1,286        1,837         3,471        3,546
                                                   ---------   ----------    ----------   ----------
   Net loan charge-offs ........................     (68,280)      (2,643)      (97,434)     (12,649)
                                                   ---------   ----------    ----------   ----------
Provision for loan losses ......................      84,053        3,417       130,000        6,917
                                                   ---------   ----------    ----------   ----------
Balance, end of period .........................   $ 200,957      142,922       200,957      142,922
                                                   =========   ==========    ==========   ==========

We recorded net loan charge-offs of $68.3 million and $97.4 million for the three and six months ended June 30, 2008, compared to $2.6 million and $12.6 million for the comparable periods in 2007. Net loan charge-offs recorded for the three and six months ended June 30, 2008 included $41.4 million and $57.3 million of net loan charge-offs associated with our Northern California real estate construction and development portfolio, compared to zero and $2.5 million for the comparable periods in 2007. We continue to experience distress and declining conditions within our Northern California real estate market, resulting in further increased developer inventories, slower lot and home sales, and substantially declining market values. Net loan charge-offs recorded for the three and six months ended June 30, 2008 also include $9.4 million and $19.2 million of net loan charge-offs associated with our mortgage banking division, compared to $3.2 million and $8.7 million for the comparable periods in 2007. Our annualized net loan charge-offs as a percentage of average loans was 2.18% for the first six months of 2008, compared to 0.32% for the comparable period in 2007.

Our allowance for loan losses was $201.0 million at June 30, 2008, $185.2 million at March 31, 2008, and $168.4 million at December 31, 2007. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.22% at June 30, 2008, 2.05% at March 31, 2008, and 1.89% at December 31,
2007. The increase in this ratio is primarily due to the increase in nonperforming and other problem loans throughout the three and six months ended June 30, 2008, which has led to a provision for loan losses in excess of net charge-offs to reserve for probable losses in the loan portfolio.

Our allowance for loan losses as a percentage of nonperforming loans was 54.77%, 78.20%, and 83.27% at June 30, 2008, March 31, 2008, and December 31, 2007,
respectively. The decrease in this ratio is primarily due to $84.6 million of nonperforming loans being contributed from First Bank into FB Holdings, which was formed during the second quarter of 2008, as further described in Note 5 to our consolidated financial statements. These loans were contributed by First Bank to FB Holdings at estimated fair value, and as such, have no related allowance for loan losses allocation at June 30, 2008. Net loan charge-offs associated with the loans contributed to FB Holdings were approximately $45.3 million and $61.2 million for the three and six months ended June 30, 2008, respectively, of which $41.4 million and $57.3 million, respectively, relate to our Northern California real estate portfolio. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including highly competitive markets within certain sectors of our loan portfolio and significantly declining real estate values.

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

                                    Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings. The aggregate funds acquired from these sources were $1.92 billion and $2.00 billion at June 30, 2008 and December 31, 2007, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at June 30, 2008:

                                            Certificates of Deposit      Other
                                              of $100,000 or More     Borrowings     Total
                                            -----------------------   ----------   ---------
                                                    (dollars expressed in thousands)
Three months or less ....................   $               608,993      202,890     811,883
Over three months through six months ....                   311,175      100,000     411,175
Over six months through twelve months ...                   257,040      100,000     357,040
Over twelve months ......................                   116,258      220,744     337,002
                                            -----------------------   ----------   ---------
   Total ................................   $             1,293,466      623,634   1,917,100
                                            =======================   ==========   =========

In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2008 and December 31, 2007, First Bank's borrowing capacity under the agreement was approximately $1.65 billion and $523.3 million, respectively.

In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $804.1 million and $672.3 million at June 30, 2008 and December 31, 2007, respectively. We had FHLB advances outstanding of $300.8 million at June 30, 2008, compared to $857,000 at December 31, 2007. The increase during the six months ended June 30, 2008 resulted from three $100.0 million FHLB advances drawn by First Bank that mature in November 2008, January 2009 and July 2009. In July 2008, we entered into a $100.0 million FHLB advance that matures in February 2009 at a fixed rate of 2.92%.

Our loan-to-deposit ratio increased to 102.2% at June 30, 2008 from 97.1% at December 31, 2007. As a result of this increase, we implemented certain strategies during the first six months of 2008 to improve our liquidity position, including the additional FHLB borrowings, as discussed above, as well as increasing the availability of our borrowing relationship with both the Federal Reserve Bank of St. Louis and the FHLB through additional collateral availability. We are continuing to closely monitor liquidity and take appropriate actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, increased loan funding needs, operating and debt service requirements, and current deposit trends.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at June 30, 2008 were as follows:

                                     Less than       1-3       3-5      Over
                                      1 Year        Years     Years    5 Years   Total (1)
                                    -----------    -------   -------   -------   ---------
                                               (dollars expressed in thousands)
Operating leases ................   $    16,907     27,753    19,272    49,551     113,483
Certificates of deposit (2) .....     3,275,306    363,559    49,397     1,634   3,689,896
Other borrowings (2) ............       372,890    100,744   120,000        --     593,634
Notes payable (2) ...............        30,000         --        --        --      30,000
Subordinated debentures (2) .....            --         --        --   353,790     353,790
Other contractual obligations ...         1,320(3)     128       136        43       1,627
                                    -----------    -------   -------   -------   ---------
   Total ........................   $ 3,696,423    492,184   188,805   405,018   4,782,430
                                    ===========    =======   =======   =======   =========

----------
(1) Amounts exclude FIN 48 unrecognized tax liabilities of $12.8 million and related accrued interest expense of $1.9 million for which the timing of payment of such liabilities cannot be reasonably estimated as of June 30, 2008.
(2) Amounts exclude the related interest expense accrued on these obligations as of June 30, 2008.
(3) Includes an accrued expense related to our remaining estimated indemnification obligation, as a member bank, to share certain litigation costs of Visa.

Management believes the available liquidity will be sufficient to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay interest on the subordinated debentures that we issued to our affiliated statutory and business financing trusts.

                       Effects of New Accounting Standards

In March 2006, the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets. SFAS No. 156, an amendment of FASB SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, addresses the recognition and measurement of separately recognized servicing assets and liabilities and allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 156 on January 1, 2007, which did not have a material impact on our financial condition or results of operations. On January 1, 2008, we opted to measure servicing rights at fair value. The election of this option resulted in the recognition of a cumulative effect of a change in accounting principle of $6.3 million, which was recorded as an increase to beginning retained earnings, as further described in Note 1 and Note 3 to our consolidated financial statements.

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

In November 2007, the SEC issued SEC Staff Accounting Bulletin,  or SAB, No. 109
- Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 requires fair value measurements of derivative loan commitments or other written loan commitments recorded through earnings to include the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 - Application of Accounting Principles to Loan Commitments, which applied only to derivative loan commitments accounted for at fair value through earnings, and broadens its application to all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 also states that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We implemented SAB No. 109 on January 1, 2008, which did not have a material impact on our financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162 - The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformance with U.S. generally accepted accounting principles. The hierarchical guidance provided by SFAS No. 162 is not expected to have a significant impact on our consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, our risk management program's simulation model indicated a loss of projected net interest income should interest rates decline. We are "asset-sensitive," indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 3.9% of net interest income, based on assets and liabilities at December 31, 2007. At June 30, 2008, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

Our asset-sensitive position, coupled with the effect of recent cuts in interest rates in late 2007 and in the first four months of 2008, has negatively impacted our net interest income and will continue to impact the level of our net interest income over time, as reflected in our net interest margin for the three and six months ended June 30, 2008 as compared to the comparable periods in 2007, and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

                        ITEM 4 - CONTROLS AND PROCEDURES

Except for the changes noted below, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following material weaknesses were identified related to our internal control over financial reporting:

      o     We did not maintain appropriate oversight and supervision of certain
            operational  and  accounting   personnel  in  the  mortgage  banking
            division;

      o We did not maintain a sufficient complement of personnel in our mortgage banking division with an appropriate level of accounting knowledge, experience and training necessary to properly account for certain complex transactions associated with the operations of the mortgage banking division; and

      o We did not maintain effective controls over the recording of journal entries necessary to properly account for certain complex transactions associated with the operations of the mortgage banking division. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to provide reasonable assurance of the completeness and accuracy of the journal entries recorded.

As a result of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007.

As of the date of this report, we have implemented additional measures to address the aforementioned material weaknesses, including the following:

      o Changed the oversight and supervision of the operational and accounting personnel in the mortgage banking division through the establishment of a direct reporting line to the Company's President and Chief Executive Officer and Chief Financial Officer;

      o Centralized and realigned certain areas of responsibility and functions previously handled within the mortgage banking division;

      o Instituted increased segregation of duties controls within the Company's mortgage banking division; and

      o Examined the methods in which internal controls were circumvented and developed measures to strengthen such controls.

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

                           PART II - OTHER INFORMATION


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the April 25, 2008 Annual Meeting of Shareholders of First Banks, Messrs. James F. Dierberg, Gordon A. Gundaker, Terrance M. McCarthy, Steven F. Schepman, David L. Steward and Douglas H. Yaeger, constituting all of the directors, were unanimously re-elected.


                           ITEM 5 - OTHER INFORMATION

(a) On May 15, 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America, LP, which provided for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries, as previously reported on a Current Report on Form 8-K filed on May 21, 2008. On August 11, 2008, First Banks entered into a First Amended Revolving Credit Note with Investors of America, LP. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of Mr. James F. Dierberg, Chairman of First
Banks' Board of Directors, and members of his immediate family. The First Amended Revolving Credit Note replaced the Revolving Credit Note, as further described in Note 14 to our consolidated financial statements, and modified the Revolving Credit Note to provide that First Banks receive the prior written consent of Investors of America, LP for any advance that would cause the aggregate outstanding principal amount to exceed $10.0 million.


                                ITEM 6 - EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

   Exhibit Number                        Description
   --------------                        -----------

         5.1 First Banks, Inc. Non-Qualified Deferred Compensation Plan, as Amended - filed herewith.

        10.1 First Amended Revolving Credit Note, dated as of August 11, 2008, by and between First Banks, Inc. and Investors of America Limited Partnership - filed herewith.

        10.2 Stock Pledge Agreement, dated as of May 15, 2008, by and between First Banks, Inc. and Investors of America Limited Partnership - filed herewith.

        10.3 Termination Agreement, dated as of May 19, 2008, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A. and Fifth Third Bank (Chicago) - filed herewith.

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

Date: August 13, 2008

                       FIRST BANKS, INC.

                       By: /s/ Terrance M. McCarthy
                           -----------------------------------------------------
                               Terrance M. McCarthy
                               President and Chief Executive Officer
                               (Principal Executive Officer)

                       By: /s/ Lisa K. Vansickle
                           -----------------------------------------------------
                               Lisa K. Vansickle
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)