Form 10-Q
period 2008-09-30
FIRST BANKS, INC
filed 2008-11-13
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

                                                        Shares Outstanding
                         Class                          at October 31, 2008
                         -----                          -------------------

            Common Stock, $250.00 par value                   23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS....................................   1

             CONSOLIDATED STATEMENTS OF OPERATIONS..........................   2

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 AND COMPREHENSIVE INCOME...................................   3

             CONSOLIDATED STATEMENTS OF CASH FLOWS..........................   4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................   6

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS..................................  22

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  46

   ITEM 4.   CONTROLS AND PROCEDURES........................................  47

PART II.     OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS..............................................  48

   ITEM 1A.  RISK FACTORS...................................................  48

   ITEM 6.   EXHIBITS.......................................................  49

SIGNATURES..................................................................  50

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                           CONSOLIDATED BALANCE SHEETS
        (dollars expressed in thousands, except share and per share data)

                                                                                                   September 30,       December 31,
                                                                                                       2008                2007
                                                                                                       ----                ----
                                                                                                    (unaudited)         (Restated)
                                         ASSETS
                                         ------

Cash and cash equivalents:
     Cash and due from banks ...............................................................       $    465,036             217,597
     Short-term investments ................................................................              8,030              14,078
                                                                                                   ------------        ------------
          Total cash and cash equivalents ..................................................            473,066             231,675
                                                                                                   ------------        ------------

Investment securities:
     Available for sale ....................................................................            661,695           1,000,392
     Held to maturity (fair value of $19,236 and $19,078, respectively) ....................             19,004              18,879
                                                                                                   ------------        ------------
          Total investment securities ......................................................            680,699           1,019,271
                                                                                                   ------------        ------------

Loans:
     Commercial, financial and agricultural ................................................          2,594,643           2,382,067
     Real estate construction and development ..............................................          1,810,619           2,141,234
     Real estate mortgage ..................................................................          4,342,211           4,211,285
     Consumer and installment ..............................................................             94,637              97,117
     Loans held for sale ...................................................................             41,519              66,079
                                                                                                   ------------        ------------
          Total loans ......................................................................          8,883,629           8,897,782
     Unearned discount .....................................................................             (8,458)            (11,598)
     Allowance for loan losses .............................................................           (211,026)           (168,391)
                                                                                                   ------------        ------------
          Net loans ........................................................................          8,664,145           8,717,793
                                                                                                   ------------        ------------

Bank premises and equipment, net ...........................................................            240,316             240,456
Goodwill and other intangible assets .......................................................            309,591             315,651
Bank-owned life insurance ..................................................................            118,288             116,619
Deferred income taxes ......................................................................            152,640             139,277
Other assets ...............................................................................            193,759             121,728
                                                                                                   ------------        ------------
          Total assets .....................................................................       $ 10,832,504          10,902,470
                                                                                                   ============        ============

                                       LIABILITIES
                                       -----------

Deposits:
     Noninterest-bearing demand ............................................................       $  1,243,280           1,259,123
     Interest-bearing demand ...............................................................            933,125             980,850
     Savings and money market ..............................................................          2,928,650           2,716,726
     Time deposits of $100 or more .........................................................          1,281,291           1,546,857
     Other time deposits ...................................................................          2,503,042           2,645,637
                                                                                                   ------------        ------------
          Total deposits ...................................................................          8,889,388           9,149,193
Other borrowings ...........................................................................            587,914             409,616
Notes payable ..............................................................................                 --              39,000
Subordinated debentures ....................................................................            353,809             353,752
Deferred income taxes ......................................................................             36,643              48,209
Accrued expenses and other liabilities .....................................................             59,284              55,079
Minority interest in subsidiaries ..........................................................            120,565               5,544
                                                                                                   ------------        ------------
          Total liabilities ................................................................         10,047,603          10,060,393
                                                                                                   ------------        ------------

                                  STOCKHOLDERS' EQUITY
                                  --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding ........                 --                  --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding ............................             12,822              12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding ...............................................                241                 241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding ..................................................              5,915               5,915
Additional paid-in capital .................................................................              9,685               9,685
Retained earnings ..........................................................................            754,380             818,343
Accumulated other comprehensive income (loss) ..............................................              1,858              (4,929)
                                                                                                   ------------        ------------
          Total stockholders' equity .......................................................            784,901             842,077
                                                                                                   ------------        ------------
          Total liabilities and stockholders' equity .......................................       $ 10,832,504          10,902,470
                                                                                                   ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED) (dollars expressed in thousands, except share and per share data)

                                                                                 Three Months Ended           Nine Months Ended
                                                                                    September 30,                September 30,
                                                                            --------------------------    -------------------------
                                                                                2008           2007           2008          2007
                                                                                ----           ----           ----          ----
                                                                                            (Restated)                   (Restated)
Interest income:
    Interest and fees on loans ..........................................   $   134,565        159,561        425,429       469,646
    Investment securities ...............................................         8,883         16,493         29,760        49,867
    Short-term investments ..............................................           849          1,478          1,165         5,671
                                                                            -----------    -----------    -----------   -----------
          Total interest income .........................................       144,297        177,532        456,354       525,184
                                                                            -----------    -----------    -----------   -----------
Interest expense:
    Deposits:
       Interest-bearing demand ..........................................         1,207          2,242          4,560         7,171
       Savings and money market .........................................        14,633         21,012         46,577        59,809
       Time deposits of $100 or more ....................................        11,808         18,299         41,593        53,533
       Other time deposits ..............................................        21,628         27,881         72,143        83,851
    Other borrowings ....................................................         3,891          4,140         11,678        13,427
    Notes payable .......................................................            45            544          1,310         2,088
    Subordinated debentures .............................................         4,980          5,920         16,078        18,265
                                                                            -----------    -----------    -----------   -----------
          Total interest expense ........................................        58,192         80,038        193,939       238,144
                                                                            -----------    -----------    -----------   -----------
          Net interest income ...........................................        86,105         97,494        262,415       287,040
Provision for loan losses ...............................................        99,000         13,503        229,000        20,420
                                                                            -----------    -----------    -----------   -----------
          Net interest (loss) income after provision for loan losses ....       (12,895)        83,991         33,415       266,620
                                                                            -----------    -----------    -----------   -----------
Noninterest income:
    Service charges on deposit accounts and customer service fees .......        14,551         12,053         39,724        34,322
    Gain (loss) on loans sold and held for sale .........................           908         (2,627)         3,556          (555)
    Net loss on investment securities ...................................        (1,092)           (74)        (5,715)       (1,314)
    Bank-owned life insurance investment income .........................           554          1,081          2,251         2,793
    Investment management income ........................................           737          1,447          2,779         4,499
    Insurance fee and commission income .................................         1,835          1,750          5,739         5,313
    Net (loss) gain on derivative instruments ...........................           (57)           603          1,729           261
    Gain on extinguishment of term repurchase agreement .................            --             --          5,000            --
    Other ...............................................................         1,255          5,618         15,630        16,740
                                                                            -----------    -----------    -----------   -----------
          Total noninterest income ......................................        18,691         19,851         70,693        62,059
                                                                            -----------    -----------    -----------   -----------
Noninterest expense:
    Salaries and employee benefits ......................................        35,217         43,093        112,886       132,053
    Occupancy, net of rental income .....................................         9,934          8,566         28,848        24,297
    Furniture and equipment .............................................         5,320          4,944         16,222        14,171
    Postage, printing and supplies ......................................         1,479          1,609          4,813         5,040
    Information technology fees .........................................         8,777          8,995         27,168        27,515
    Legal, examination and professional fees ............................         4,409          2,535         11,711         6,949
    Amortization of intangible assets ...................................         2,785          3,142          8,346         9,295
    Advertising and business development ................................         1,784          1,577          5,231         5,147
    FDIC insurance ......................................................         1,515            233          4,528           749
    Charitable contributions ............................................            68          1,664            472         5,042
    Other ...............................................................        12,422          8,416         31,551        25,215
                                                                            -----------    -----------    -----------   -----------
          Total noninterest expense .....................................        83,710         84,774        251,776       255,473
                                                                            -----------    -----------    -----------   -----------
          (Loss) income before (benefit) provision for income taxes
              and minority interest in (loss) income of subsidiaries ....       (77,914)        19,068       (147,668)       73,206
(Benefit) provision for income taxes ....................................       (52,799)         6,470        (77,941)       25,753
                                                                            -----------    -----------    -----------   -----------
          (Loss) income before minority interest in (loss) income
              of subsidiaries ...........................................       (25,115)        12,598        (69,727)       47,453
Minority interest in (loss) income of subsidiaries ......................          (154)            74             24           175
                                                                            -----------    -----------    -----------   -----------
          Net (loss) income .............................................       (24,961)        12,524        (69,751)       47,278
Preferred stock dividends ...............................................           196            196            524           524
                                                                            -----------    -----------    -----------   -----------
          Net (loss) income available to common stockholders ............   $   (25,157)        12,328        (70,275)       46,754
                                                                            ===========    ===========    ===========   ===========
Basic (loss) earnings per common share ..................................   $ (1,063.24)        521.02      (2,970.11)     1,976.00
                                                                            ===========    ===========    ===========   ===========
Diluted (loss) earnings per common share ................................   $ (1,063.24)        520.77      (2,970.11)     1,964.95
                                                                            ===========    ===========    ===========   ===========
Weighted average shares of common stock outstanding .....................        23,661         23,661         23,661        23,661
                                                                            ===========    ===========    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                       COMPREHENSIVE INCOME - (UNAUDITED)
         Nine Months Ended September 30, 2008 and 2007 and Three Months
                            Ended December 31, 2007
             (dollars expressed in thousands, except per share data)


                                                                                                               Accu-
                                                         Adjustable Rate                                      mulated
                                                         Preferred Stock                                       Other
                                                        -----------------                                     Compre-       Total
                                                         Class A                     Additional               hensive       Stock-
                                                         Conver-            Common    Paid-In     Retained    Income       holders'
                                                          tible   Class B   Stock     Capital     Earnings    (Loss)        Equity
                                                         -------  -------   ------   ----------   --------   ----------   ----------
                                                                                                 (Restated)  (Restated)   (Restated)
Balances, December 31, 2006 ........................   $  12,822     241     5,915      9,685      767,199     (13,092)     782,770
                                                                                                                           --------
Nine months ended September 30, 2007:
   Comprehensive income:
     Net income ....................................          --      --        --         --       47,278          --       47,278
     Other comprehensive income, net of tax:
       Unrealized losses on investment securities ..          --      --        --         --           --      (4,448)      (4,448)
       Reclassification adjustment for investment
         securities gains included in net income ...          --      --        --         --           --         (94)         (94)
       Derivative instruments:
         Current period transactions ...............          --      --        --         --           --       5,053        5,053
                                                                                                                           --------
   Total comprehensive income ......................                                                                         47,789
   Cumulative effect of change in accounting
      principle ....................................          --      --        --         --        2,470          --        2,470
   Class A preferred stock dividends, $0.80 per
      share ........................................          --      --        --         --         (513)         --         (513)
   Class B preferred stock dividends, $0.07 per
      share ........................................          --      --        --         --          (11)         --          (11)
                                                       ---------  ------    ------     ------     --------    --------     --------
Balances, September 30, 2007 .......................      12,822     241     5,915      9,685      816,423     (12,581)     832,505
                                                                                                                           --------
Three months ended December 31, 2007:
   Comprehensive income:
     Net income ....................................          --      --        --         --        2,182          --        2,182
     Other comprehensive income, net of tax:
       Unrealized gains on investment securities ...          --      --        --         --           --       4,243        4,243
       Reclassification adjustment for investment
         securities losses included in net income ..          --      --        --         --           --         216          216
       Derivative instruments:
         Current period transactions ...............          --      --        --         --           --       4,095        4,095
                                                                                                                           --------
   Total comprehensive income ......................                                                                         10,736
   Impact of adoption of SFAS No. 158 ..............          --      --        --         --           --        (902)        (902)
   Class A preferred stock dividends, $0.40 per
      share ........................................          --      --        --         --         (256)         --         (256)
   Class B preferred stock dividends, $0.04 per
      share ........................................          --      --        --         --           (6)         --           (6)
                                                       ---------  ------    ------     ------     --------    --------     --------
Balances, December 31, 2007 ........................      12,822     241     5,915      9,685      818,343      (4,929)     842,077
                                                                                                                           --------
Nine months ended September 30, 2008:
   Comprehensive loss:
     Net loss ......................................          --      --        --         --      (69,751)         --      (69,751)
     Other comprehensive income, net of tax:
       Unrealized losses on investment securities ..          --      --        --         --           --        (153)        (153)
       Reclassification adjustment for investment
         securities losses included in net loss ....          --      --        --         --           --       3,715        3,715
       Derivative instruments:
         Current period transactions ...............          --      --        --         --           --       3,225        3,225
                                                                                                                           --------
   Total comprehensive loss ........................                                                                        (62,964)
   Cumulative effect of change in accounting
      principle ....................................          --      --        --         --        6,312          --        6,312
   Class A preferred stock dividends, $0.80 per
      share ........................................          --      --        --         --         (513)         --         (513)
   Class B preferred stock dividends, $0.07 per
      share ........................................          --      --        --         --          (11)         --          (11)
                                                       ---------  ------    ------     ------     --------    --------     --------
Balances, September 30, 2008 .......................   $  12,822     241     5,915      9,685      754,380       1,858      784,901
                                                       =========  ======    ======     ======     ========    ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                                             Nine Months Ended
                                                                                                                September 30,
                                                                                                         --------------------------
                                                                                                            2008             2007
                                                                                                            ----             ----
                                                                                                                          (Restated)
Cash flows from operating activities:
     Net (loss) income .............................................................................     $  (69,751)         47,278
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment ................................         18,611          15,203
       Amortization of intangible assets ...........................................................          8,346           9,295
       Originations of loans held for sale .........................................................       (168,726)       (433,016)
       Proceeds from sales of loans held for sale ..................................................        226,187         472,325
       Payments received on loans held for sale ....................................................         13,560          14,507
       Provision for loan losses ...................................................................        229,000          20,420
       (Benefit) provision for current income taxes ................................................        (66,611)         26,041
       Benefit for deferred income taxes ...........................................................        (11,330)           (288)
       Decrease in accrued interest receivable .....................................................         16,034           6,667
       Decrease in accrued interest payable ........................................................         (4,867)         (9,581)
       Proceeds from sales of trading securities ...................................................             --          81,038
       Maturities of trading securities ............................................................             --          16,651
       Purchases of trading securities .............................................................             --         (17,939)
       (Gain) loss on loans sold and held for sale .................................................         (3,556)            555
       Net loss on investment securities ...........................................................          5,715           1,314
       Net gain on derivative instruments ..........................................................         (1,729)           (261)
       Decrease in carrying value of servicing rights ..............................................          6,508           4,062
       Gain on extinguishment of term repurchase agreement .........................................         (5,000)             --
       Other operating activities, net .............................................................         20,138          (4,632)
       Minority interest in income of subsidiaries .................................................             24             175
                                                                                                         ----------      ----------
          Net cash provided by operating activities ................................................        212,553         249,814
                                                                                                         ----------      ----------
Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received ....................             --         (14,720)
     Cash paid for sale of branches, net of cash and cash equivalents sold .........................             --         (48,926)
     Cash paid for earn-out consideration to Adrian N. Baker & Company .............................         (2,920)         (1,513)
     Proceeds from sales of investment securities available for sale ...............................        351,751             487
     Maturities of investment securities available for sale ........................................        293,131         858,873
     Maturities of investment securities held to maturity ..........................................          1,411           4,510
     Purchases of investment securities available for sale .........................................       (341,031)       (643,548)
     Purchases of investment securities held to maturity ...........................................         (1,557)           (133)
     Proceeds from sale of commercial loans held for sale ..........................................          3,421          33,471
     Net increase in loans .........................................................................       (276,128)       (429,845)
     Recoveries of loans previously charged-off ....................................................          5,998           6,360
     Purchases of bank premises and equipment ......................................................        (19,377)        (50,058)
     Net proceeds from sale of other real estate owned .............................................         11,170           8,911
     Cash received for minority interest in FB Holdings, LLC .......................................        115,000              --
     Other investing activities, net ...............................................................          1,987          (1,752)
                                                                                                         ----------      ----------
          Net cash provided by (used in) investing activities ......................................        142,856        (277,883)
                                                                                                         ----------      ----------
Cash flows from financing activities:
     Increase in demand, savings and money market deposits .........................................        148,356         139,206
     Decrease in time deposits .....................................................................       (405,155)        (67,228)
     Increase (decrease) in Federal Home Loan Bank advances ........................................        299,870         (33,325)
     Decrease in federal funds purchased ...........................................................        (76,500)             --
     Decrease in securities sold under agreements to repurchase ....................................        (41,065)        (58,722)
     Advances drawn on notes payable ...............................................................         55,000              --
     Repayments of notes payable ...................................................................        (94,000)        (55,000)
     Proceeds from issuance of subordinated debentures .............................................             --          77,322
     Repayments of subordinated debentures .........................................................             --         (82,681)
     Payment of preferred stock dividends ..........................................................           (524)           (524)
                                                                                                         ----------      ----------
          Net cash used in financing activities ....................................................       (114,018)        (80,952)
                                                                                                         ----------      ----------
          Net increase (decrease) in cash and cash equivalents .....................................        241,391        (109,021)
Cash and cash equivalents, beginning of period .....................................................        231,675         369,557
                                                                                                         ----------      ----------
Cash and cash equivalents, end of period ...........................................................     $  473,066         260,536
                                                                                                         ==========      ==========

                                FIRST BANKS, INC.

                        (dollars expressed in thousands)

                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                        ---------------------------
                                                                                                           2008             2007
                                                                                                           ----             ----
                                                                                                                         (Restated)
Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
        Interest on liabilities ..................................................................      $  199,799          248,452
        Income taxes .............................................................................         (14,427)          (1,636)
                                                                                                        ==========       ==========
     Noncash investing and financing activities:
        Cumulative effect of change in accounting principle ......................................      $    6,312            2,470
        Loans held for sale transferred to loan portfolio ........................................              --           86,559
        Loans transferred to other real estate ...................................................          49,778           10,169
                                                                                                        ==========       ==========
     Business combinations:
        Fair value of tangible assets acquired (noncash) .........................................      $       --          189,280
        Goodwill and other intangible assets recorded with net assets acquired ...................           2,920           28,613
        Liabilities assumed ......................................................................              --         (201,660)
                                                                                                        ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in Amendment No. 1 to the 2007 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (ANB); Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); Small Business Loan Source LLC (SBLS LLC) and FB Holdings, LLC (FB Holdings). All of the subsidiaries are wholly owned as of September 30, 2008, except SBLS LLC, which was 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc.
(FCA), and FB Holdings, which was 53.66% owned by First Bank and 46.34% owned by FCA, as further described in Note 5 to the consolidated financial statements. SBLS LLC and FB Holdings are included in the consolidated financial statements with the minority ownership interests reported in the liabilities section of the consolidated balance sheets as "minority interest in subsidiaries" and the minority ownership interest of earnings or loss, net of tax, reported as "minority interest in (loss) income of subsidiaries" in the consolidated statements of operations.

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

The following table presents the effects of the adjustments made to First Banks' previously reported consolidated statements of operations for the three and nine months ended September 30, 2007:

                                                                Three Months Ended                      Nine Months Ended
                                                                September 30, 2007                     September 30, 2007
                                                       -----------------------------------    -------------------------------------
                                                           As                                     As
                                                       Previously                    As       Previously                      As
                                                        Reported   Adjustment     Restated     Reported      Adjustment    Restated
                                                        --------   ----------     --------     --------      ----------    --------
                                                                  (dollars in thousands, except share and per share data)
Interest and fees on loans ........................     $160,134        (573)      159,561       471,713       (2,067)      469,646
Total interest income .............................      178,105        (573)      177,532       527,251       (2,067)      525,184
Interest expense on other borrowings ..............        4,361        (221)        4,140        13,653         (226)       13,427
Interest expense on subordinated debentures .......        5,920          --         5,920        17,668          597        18,265
Total interest expense ............................       80,259        (221)       80,038       237,773          371       238,144
Net interest income ...............................       97,846        (352)       97,494       289,478       (2,438)      287,040
Provision for loan losses .........................       17,000      (3,497)       13,503        26,000       (5,580)       20,420
Net interest income after provision for loan losses       80,846       3,145        83,991       263,478        3,142       266,620
Gain (loss) on loans sold and held for sale .......        3,535      (6,162)       (2,627)       12,019      (12,574)         (555)
Other noninterest income ..........................        6,445        (827)        5,618        17,567         (827)       16,740
Total noninterest income ..........................       26,840      (6,989)       19,851        75,460      (13,401)       62,059
Occupancy expense, net of rental income ...........        8,321         245         8,566        23,489          808        24,297
Total noninterest expense .........................       84,529         245        84,774       254,665          808       255,473
Income before provision for income taxes and
     minority interest in income of subsidiary. ...       23,157      (4,089)       19,068        84,273      (11,067)       73,206
Provision for income taxes ........................        8,087      (1,617)        6,470        30,129       (4,376)       25,753
Income before minority interest in
     income of subsidiary .........................       15,070      (2,472)       12,598        54,144       (6,691)       47,453
Net income ........................................       14,996      (2,472)       12,524        53,969       (6,691)       47,278
Net income available to common stockholders .......       14,800      (2,472)       12,328        53,445       (6,691)       46,754
Basic earnings per common share ...................       625.48     (104.46)       521.02      2,258.77      (282.77)     1,976.00
Diluted earnings per common share .................       623.84     (103.07)       520.77      2,243.90      (278.95)     1,964.95

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

(2)   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at September 30, 2008 and December 31, 2007:

                                                                       September 30, 2008               December 31, 2007
                                                                   -------------------------        -------------------------
                                                                     Gross                           Gross
                                                                   Carrying      Accumulated        Carrying      Accumulated
                                                                    Amount       Amortization        Amount       Amortization
                                                                    ------       ------------        ------       ------------
                                                                                 (dollars expressed in thousands)
      Amortized intangible assets:
          Core deposit intangibles .........................       $  53,916         (30,906)          53,916         (23,873)
          Customer list intangibles ........................          23,320          (3,528)          23,320          (2,408)
          Other intangibles ................................           2,385          (1,630)           2,386          (1,437)
                                                                   ---------       ---------        ---------       ---------
              Total ........................................       $  79,621         (36,064)          79,622         (27,718)
                                                                   =========       =========        =========       =========

      Unamortized intangible assets:
          Goodwill .........................................       $ 266,034                          263,747
                                                                   =========                        =========

Amortization of intangible assets was $2.8 million and $8.3 million for the three and nine months ended September 30, 2008, respectively, and $3.1 million and $9.3 million for the comparable periods in 2007. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and other intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                                                          (dollars expressed in thousands)
         Year ending December 31:
             2008 remaining.........................................................  $  2,785
             2009...................................................................     9,280
             2010...................................................................     8,852
             2011...................................................................     6,674
             2012...................................................................     2,459
             2013...................................................................     1,524
             Thereafter.............................................................    11,983
                                                                                      --------
                 Total..............................................................  $ 43,557
                                                                                      ========

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2008 and 2007 were as follows:

                                                                   Three Months Ended                 Nine Months Ended
                                                                       September 30,                    September 30,
                                                                 --------------------------        --------------------------
                                                                    2008             2007            2008               2007
                                                                    ----             ----            ----               ----
                                                                              (dollars expressed in thousands)
      Balance, beginning of period .......................       $ 266,079          254,093          263,747          230,036
      Goodwill acquired during the period (1) ............              --             (121)           2,920           24,538
      Acquisition-related and other adjustments (2) ......             (45)            (273)            (633)            (875)
                                                                 ---------        ---------        ---------        ---------
      Balance, end of period .............................       $ 266,034          253,699          266,034          253,699
                                                                 =========        =========        =========        =========

      ----------
      (1) Goodwill acquired during 2008 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006. Goodwill acquired during 2007 pertains to the acquisition of Royal Oaks Bancshares, Inc. in February 2007 and additional earn-out consideration associated with the acquisition of ANB.
      (2) Acquisition-related adjustments include additional purchase accounting adjustments for prior years' acquisitions necessary to appropriately adjust preliminary goodwill recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect the receipt of additional valuation data. Acquisition-related adjustments recorded in 2008 primarily pertain to the acquisition of CFHI in November 2007. Acquisition-related adjustments recorded in 2007 pertain to the acquisition of San Diego Community Bank in August 2006 and other adjustments recorded in 2007 pertain to the sale of certain branch offices in July 2007.

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

Mortgage Banking Activities. At September 30, 2008 and December 31, 2007, First Banks serviced mortgage loans for others totaling $1.10 billion. Changes in mortgage servicing rights for the three and nine months ended September 30, 2008 and 2007 were as follows:

                                                                              Three Months Ended             Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                           ------------------------      --------------------------
                                                                              2008          2007           2008             2007
                                                                              ----          ----           ----             ----
                                                                                      (dollars expressed in thousands)
      Balance, beginning of period ...................................     $   15,967         5,004           5,290           5,867
      Re-measurement to fair value upon election to measure
        servicing rights at fair value under SFAS No. 156 ............             --            --           9,538              --
      Originated mortgage servicing rights ...........................            158           286           1,831             941
      Change in fair value resulting from changes in valuation
        inputs or assumptions used in valuation model (1) ............         (4,134)           --          (3,583)             --
      Other changes in fair value (2) ................................           (343)           --          (1,428)             --
      Amortization ...................................................             --          (637)             --          (2,155)
                                                                           ----------    ----------      ----------      ----------
      Balance, end of period .........................................     $   11,648         4,653          11,648           4,653
                                                                           ==========    ==========      ==========      ==========

      ----------
      (1) The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
      (2) Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At September 30, 2008 and December 31, 2007, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $216.4 million and $149.9 million, respectively. Changes in SBA servicing rights for the three and nine months ended September 30, 2008 and 2007 were as follows:

                                                                              Three Months Ended             Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                           ------------------------      --------------------------
                                                                              2008          2007           2008             2007
                                                                              ----          ----           ----             ----
                                                                                      (dollars expressed in thousands)
      Balance, beginning of period ...................................     $    9,756         7,620           7,468           8,064
      Re-measurement to fair value upon election to measure
        servicing rights at fair value under SFAS No. 156 ............             --            --             905              --
      Originated SBA servicing rights ................................            559           709           2,612           1,699
      Change in fair value resulting from changes in valuation
        inputs or assumptions used in valuation model (1) ............           (552)           --            (537)             --
      Other changes in fair value (2) ................................           (275)           --            (960)             --
      Amortization ...................................................             --          (417)             --          (1,233)
      Impairment .....................................................             --           (56)             --            (674)
                                                                           ----------    ----------      ----------      ----------
      Balance, end of period .........................................     $    9,488         7,856           9,488           7,856
                                                                           ==========    ==========      ==========      ==========

      ----------
      (1) The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
      (2) Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

(4)   EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share
(EPS) for the three and nine months ended September 30, 2008 and 2007:

                                                                                     Income                          Per Share
                                                                                     (Loss)           Shares          Amount
                                                                                     ------           ------          ------
                                                                             (dollars in thousands, except share and per share data)
      Three months ended September 30, 2008:
          Basic EPS - loss to common stockholders ............................     $   (25,157)          23,661     $ (1,063.24)
          Effect of dilutive securities:
            Class A convertible preferred stock ..............................              --               --              --
                                                                                   -----------      -----------     -----------
          Diluted EPS - loss to common stockholders ..........................     $   (25,157)          23,661     $ (1,063.24)
                                                                                   ===========      ===========     ===========

                                                                                   (Restated)        (Restated)      (Restated)
                                                                                   ----------        ----------      ----------
      Three months ended September 30, 2007:
          Basic EPS - income available to common stockholders ................     $    12,328           23,661     $    521.02
          Effect of dilutive securities:
            Class A convertible preferred stock ..............................             192              380           (0.25)
                                                                                   -----------      -----------     -----------
          Diluted EPS - income available to common stockholders ..............     $    12,520           24,041     $    520.77
                                                                                   ===========      ===========     ===========

      Nine months ended September 30, 2008:
          Basic EPS - loss to common stockholders ............................     $   (70,275)          23,661     $ (2,970.11)
          Effect of dilutive securities:
            Class A convertible preferred stock ..............................              --               --              --
                                                                                   -----------      -----------     -----------
          Diluted EPS - loss to common stockholders ..........................     $   (70,275)          23,661     $ (2,970.11)
                                                                                   ===========      ===========     ===========

                                                                                   (Restated)        (Restated)      (Restated)
                                                                                   ----------        ----------      ----------
      Nine months ended September 30, 2007:
          Basic EPS - income available to common stockholders ................     $    46,754           23,661     $  1,976.00
          Effect of dilutive securities:
            Class A convertible preferred stock ..............................             513              394          (11.05)
                                                                                   -----------      -----------     -----------
          Diluted EPS - income available to common stockholders ..............     $    47,267           24,055     $  1,964.95
                                                                                   ===========      ===========     ===========

(5)   TRANSACTIONS WITH RELATED PARTIES

First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services were $8.4 million and $25.6 million for the three and nine months ended September 30, 2008, respectively, and $8.4 million and $25.9 million for the comparable periods in 2007. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $920,000 and $2.9 million during the three and nine months ended September 30, 2008, respectively, and $903,000 and $2.9 million for the comparable periods in 2007. In addition, First Services paid approximately $464,000 and $1.4 million for the three and nine months ended September 30, 2008, respectively, and $464,000 and $1.3 million for the comparable periods in 2007, in rental payments for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $1.2 million and $4.9 for the three and nine months ended September 30, 2008, respectively, and $1.2 million and $3.6 million for the comparable periods in 2007, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $55,000 and $175,000 for the three and nine months ended September 30, 2008, respectively, and $51,000 and $137,000 for the comparable periods in 2007, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

In January 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Operating Foundation, Inc. (the Foundation), a charitable foundation established by First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.7 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. During the second and third quarter of 2007, First Bank contributed $1.3 million and $1.5 million, respectively, in cash to the Foundation, thereby bringing the total value of charitable contributions to the Foundation to $1.5 million and $4.5 million for the three and nine months ended September 30, 2007, respectively. There were no charitable contributions made to this organization during the three and nine months ended September 30, 2008.

First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks' Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $109,000 and $313,000 for the three and nine months ended September 30, 2008, respectively, and $99,000 and $296,000 for the comparable periods in 2007.

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

In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provided a warehouse line of credit for loan funding purposes. During the first and third quarters of 2007, SBLS LLC modified the structure of the Agreement with First Bank. In September 2007, the existing loan under the Agreement was refinanced by a Promissory Note entered into between SBLS LLC and First Bank that provided a $75.0 million unsecured revolving line of credit that was subsequently renewed at maturity on September 30, 2008 with a new maturity date of September 30, 2009. Interest is payable monthly, in arrears, on the outstanding loan balances at a current rate equal to the 30-day London Interbank Offered Rate (LIBOR) plus 40 basis points. The balance of advances outstanding under the Promissory Note was $62.9 million and $52.3 million at September 30, 2008 and December 31, 2007, respectively. Interest expense recorded by SBLS LLC under the Promissory Note and Agreement was $464,000 and $1.5 million for the three and nine months ended September 30, 2008, respectively, and $835,000 and $2.7 million for the comparable periods in 2007. The balance of the advances under the Promissory Note and the related interest expense recognized by SBLS LLC are eliminated for purposes of the consolidated financial statements.

On May 14, 2008, First Banks formed FB Holdings, a limited liability company organized in the state of Missouri (FB Holdings). FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank. During the second quarter of 2008, First Bank contributed nonperforming loans and assets with a fair value of approximately $88.6 million and FCA contributed cash of $85.0 million to FB Holdings. During the third quarter of 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $35.6 million and FCA contributed cash of $30.0 million to FB Holdings. As a result, First Bank owned 53.66% and FCA owned the remaining 46.34% of FB Holdings as of September 30, 2008. The contribution of cash by FCA is reflected as minority interest in the consolidated financial statements and, consequently, increased the Company's and First Bank's total risk-based capital ratios.

FB Holdings entered into a Services Agreement with First Banks and First Bank effective May 30, 2008. The Services Agreement relates to various services provided to FB Holdings by First Banks and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings to First Banks and First Bank were $72,000 and $168,000 for the three and nine months ended September 30, 2008, respectively.

On May 15, 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership (Investors of America, LP) (the New Credit Agreement), and on August 11, 2008, First Banks entered into a First Amended Revolving Credit Note (the New Amended Credit Agreement) with Investors of America, LP, as further described in Note 9 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board, and members of his immediate family. There were no advances outstanding under the New Amended Credit Agreement at September 30, 2008. Interest expense, including commitment fees, recorded by First Banks under the New Amended Credit Agreement was $44,000 and $283,000 for the three and nine months ended September 30, 2008, respectively.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $41.2 million and $57.7 million at September 30, 2008 and December 31, 2007, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

(6)   REGULATORY CAPITAL

First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, First Bank is currently required to maintain its Tier 1 capital ratio at no less than 7.00% in accordance with the provisions of an agreement recently entered into with its primary federal and state banking agencies, as further described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters."

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2008, First Banks and First Bank were well capitalized. As of September 30, 2008, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At September 30, 2008 and December 31, 2007, First Banks' and First Bank's required and actual capital ratios were as follows:

                                                                        Actual
                                                    --------------------------------------------        For         To be Well
                                                    September 30, 2008         December 31, 2007      Capital    Capitalized Under
                                                    ------------------         -----------------     Adequacy    Prompt Corrective
                                                     Amount      Ratio         Amount      Ratio     Purposes    Action Provisions
                                                     ------      -----         ------      -----     --------    -----------------
                                                                            (Restated)   (Restated)
                                                          (dollars expressed in thousands)
Total capital (to risk-weighted assets):
    First Banks .............................     $1,015,353     10.31%     $1,008,253       9.84%       8.0%           10.0%
    First Bank ..............................      1,005,665     10.20       1,023,990      10.01        8.0            10.0

Tier 1 capital (to risk-weighted assets):
    First Banks .............................        686,618      6.97         811,432       7.92        4.0             6.0
    First Bank ..............................        881,392      8.94         895,571       8.75        4.0             6.0

Tier 1 capital (to average assets):
    First Banks .............................        686,618      6.55         811,432       7.99        3.0             5.0
    First Bank ..............................        881,392      8.42         895,571       8.85        3.0             5.0

In March 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve's final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier

1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders' equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve's final rules that will be effective in March 2009, if implemented as of September 30, 2008, would have reduced First Banks' Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 6.07% and 5.70%, respectively, and would not have an impact on total capital (to risk-weighted assets).

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

The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

                                                                               Corporate, Other
                                                                               and Intercompany
                                                   First Bank                  Reclassifications           Consolidated Totals
                                            ---------------------------  ----------------------------  ---------------------------
                                            September 30,  December 31,  September 30,   December 31,  September 30,  December 31,
                                                2008           2007          2008           2007           2008           2007
                                                ----           ----          ----           ----           ----           ----
                                                            (Restated)                   (Restated)                    (Restated)
                                                                       (dollars expressed in thousands)
Balance sheet information:
Investment securities ....................   $   663,291       997,486        17,408         21,785        680,699      1,019,271
Loans, net of unearned discount ..........     8,875,171     8,886,184            --             --      8,875,171      8,886,184
Goodwill and other intangible assets .....       309,591       315,651            --             --        309,591        315,651
Total assets .............................    10,796,545    10,872,602        35,959         29,868     10,832,504     10,902,470
Deposits .................................     8,912,390     9,164,868       (23,002)       (15,675)     8,889,388      9,149,193
Other borrowings .........................       587,914       409,616            --             --        587,914        409,616
Notes payable ............................            --            --            --         39,000             --         39,000
Subordinated debentures ..................            --            --       353,809        353,752        353,809        353,752
Stockholders' equity .....................     1,106,230     1,203,008      (321,329)      (360,931)       784,901        842,077
                                             ===========   ===========   ===========    ===========    ===========    ===========

                                                                                    Corporate, Other
                                                                                    and Intercompany
                                                            First Bank              Reclassifications          Consolidated Totals
                                                      -----------------------    -----------------------     -----------------------
                                                       Three Months Ended          Three Months Ended           Three Months Ended
                                                           September 30,              September 30,               September 30,
                                                      -----------------------    -----------------------     -----------------------
                                                        2008           2007        2008          2007           2008         2007
                                                        ----           ----        ----          ----           ----         ----
                                                                    (Restated)                (Restated)                  (Restated)
                                                                           (dollars expressed in thousands)
Income statement information:
Interest income ..................................    $ 144,073       177,196          224           336       144,297       177,532
Interest expense .................................       53,178        73,619        5,014         6,419        58,192        80,038
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   Net interest income ...........................       90,895       103,577       (4,790)       (6,083)       86,105        97,494
Provision for loan losses ........................       99,000        13,503           --            --        99,000        13,503
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   Net interest (loss) income after
      provision for loan losses. .................       (8,105)       90,074       (4,790)       (6,083)      (12,895)       83,991
                                                      ---------     ---------    ---------     ---------     ---------     ---------
Noninterest income ...............................       18,881        20,002         (190)         (151)       18,691        19,851
Amortization of intangible assets ................        2,785         3,142           --            --         2,785         3,142
Other noninterest expense ........................       81,203        80,489         (278)        1,143        80,925        81,632
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   (Loss) income before (benefit)
      provision for income taxes and
      minority interest in (loss)
      income of subsidiaries .....................      (73,212)       26,445       (4,702)       (7,377)      (77,914)       19,068
(Benefit) provision for income taxes .............      (51,152)        9,086       (1,647)       (2,616)      (52,799)        6,470
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   (Loss) income before minority
      interest in (loss) income
      of subsidiaries ............................      (22,060)       17,359       (3,055)       (4,761)      (25,115)       12,598
Minority interest in (loss) income
      of subsidiaries ............................         (154)           74           --            --          (154)           74
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   Net (loss) income .............................    $ (21,906)       17,285       (3,055)       (4,761)      (24,961)       12,524
                                                      =========     =========    =========     =========     =========     =========

                                                                                    Corporate, Other
                                                                                    and Intercompany
                                                            First Bank              Reclassifications          Consolidated Totals
                                                      -----------------------    -----------------------     -----------------------
                                                         Nine Months Ended          Nine Months Ended           Nine Months Ended
                                                          September 30,               September 30,               September 30,
                                                      -----------------------    -----------------------     -----------------------
                                                        2008          2007          2008          2007          2008         2007
                                                        ----          ----          ----          ----          ----         ----
                                                                   (Restated)                  (Restated)                 (Restated)
                                                                           (dollars expressed in thousands)
Income statement information:
Interest income ..................................    $ 455,652       524,348          702           836       456,354       525,184
Interest expense .................................      176,591       217,938       17,348        20,206       193,939       238,144
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   Net interest income ...........................      279,061       306,410      (16,646)      (19,370)      262,415       287,040
Provision for loan losses ........................      229,000        20,420           --            --       229,000        20,420
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   Net interest income after provision
      for loan losses ............................       50,061       285,990      (16,646)      (19,370)       33,415       266,620
                                                      ---------     ---------    ---------     ---------     ---------     ---------
Noninterest income ...............................       77,613        62,386       (6,920)         (327)       70,693        62,059
Amortization of intangible assets ................        8,346         9,295           --            --         8,346         9,295
Other noninterest expense ........................      239,534       242,116        3,896         4,062       243,430       246,178
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   (Loss) income before (benefit)
      provision for income taxes and
      minority interest in income
      of subsidiaries ............................     (120,206)       96,965      (27,462)      (23,759)     (147,668)       73,206
(Benefit) provision for income taxes .............      (68,304)       34,491       (9,637)       (8,738)      (77,941)       25,753
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   (Loss) income before minority
      interest in income of
      subsidiaries ...............................      (51,902)       62,474      (17,825)      (15,021)      (69,727)       47,453
Minority interest in income of
      subsidiaries ...............................           24           175           --            --            24           175
                                                      ---------     ---------    ---------     ---------     ---------     ---------
   Net (loss) income .............................    $ (51,926)       62,299      (17,825)      (15,021)      (69,751)       47,278
                                                      =========     =========    =========     =========     =========     =========

(8)   OTHER BORROWINGS

Other borrowings were comprised of the following at September 30, 2008 and December 31, 2007:

                                                                 September 30,         December 31,
                                                                      2008                  2007
                                                                      ----                  ----
                                                                                         (Restated)
                                                                   (dollars expressed in thousands)
      Securities sold under agreements to repurchase:
           Daily ...............................................    $167,187               198,766
           Monthly .............................................          --                33,493
           Term ................................................     120,000               100,000
      Federal funds purchased ..................................          --                76,500
      Federal Home Loan Bank (FHLB) advances (1) ...............     300,727                   857
                                                                    --------              --------
               Total ...........................................    $587,914               409,616
                                                                    ========              ========

      ----------
      (1) In January 2008, First Bank entered into two $100.0 million FHLB advances that mature in January 2009 and July 2009 at fixed interest rates of 3.16% and 2.53%, respectively. In May 2008, First Bank entered into a $100.0 million FHLB advance that was scheduled to mature in November 2008 at a fixed interest rate of 2.23%, and in July 2008, First Bank entered into a $100.0 million FHLB advance that matures in February 2009 at a fixed interest rate of 2.92%. In September 2008, First Bank prepaid the $100.0 million FHLB advance that was scheduled to mature in November 2008.

The maturity dates, par amounts, interest rates and interest rate floor strike prices on First Bank's term repurchase agreements as of September 30, 2008 and December 31, 2007 were as follows:

                                                                                Interest    Interest Rate Floor
                  Maturity Date                            Par Amount             Rate         Strike Price
                  -------------                            ----------             ----         ------------
                                                       (dollars expressed
                                                          in thousands)
      September 30, 2008:
          April 12, 2012 (1)..............................  $ 120,000             3.36%             --
                                                            =========

      December 31, 2007:
          October 12, 2010 (1)............................  $ 100,000      LIBOR - 0.5100%(2)      4.50%(2)
                                                            =========

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

(9)   NOTES PAYABLE

On May 15, 2008, First Banks entered into the New Credit Agreement with Investors of America, LP, and on August 11, 2008, First Banks entered into the New Amended Credit Agreement (collectively, the Credit Agreement), as further described in Note 5 to the consolidated financial statements, which modified the existing New Credit Agreement to provide that First Banks receive the prior written consent of Investors of America, LP for any advance that would cause the aggregate outstanding principal amount to exceed $10.0 million. The Credit Agreement provides for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. Advances outstanding under the Credit Agreement bear interest at the three-month LIBOR plus 300 basis points. Interest is payable on outstanding advances on the first day of each month (in arrears) and the aggregate principal balance of all outstanding advances and any accrued interest thereon is due and payable in full on June 30, 2009, the maturity date of the Credit Agreement. The maturity date of the Credit Agreement may be accelerated at the option of Investors of America, LP if an event of default under the Credit Agreement has occurred and has not been cured to the satisfaction of Investors of America, LP. The default provisions of the Credit Agreement are normal and customary for agreements of this type. In the event the maturity date is accelerated, the aggregate principal balance of all outstanding advances and any accrued interest thereon would become immediately due and payable in full. The Credit Agreement is secured by First Banks' ownership interest in all of the capital stock of both SFC and CFHI.

First Banks received an advance of the entire $30.0 million under the Credit Agreement on May 15, 2008 and utilized the proceeds of the advance to terminate and repay in full all of the obligations under its then existing secured credit agreement with a group of unaffiliated financial institutions, as discussed below. In July 2008, First Banks repaid in full its outstanding balance under the Credit Agreement in the aggregate amount of $30.0 million, including the accrued interest thereon, and as such, there were no balances outstanding on First Banks' Credit Agreement at September 30, 2008.

On May 19, 2008, First Banks entered into a Termination Agreement regarding its then existing secured credit agreement with a group of unaffiliated financial institutions (the Former Credit Agreement). In accordance with the terms and conditions of the Termination Agreement, First Banks repaid in full all of its then existing obligations associated with the Former Credit Agreement in the aggregate amount of $58.1 million, including the accrued interest and fees thereon. First Banks repaid in full its obligations with existing cash reserves, dividends from First Bank, and advances under the Credit Agreement. First Banks did not incur any significant or unusual early termination penalties under the terms and conditions of the Termination Agreement or recognize any gain or loss upon termination. Balances outstanding under the Former Credit Agreement at December 31, 2007 were $39.0 million and were comprised of $19.0 million in term loans and $20.0 million in revolving credit advances.

(10)  SUBORDINATED DEBENTURES

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks' distributions accrued on the subordinated debentures were $4.8 million and $15.8 million for the three and nine months ended September 30, 2008, respectively, and $5.9 million and $17.6 million for the comparable periods in 2007, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks' capital base.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at September 30, 2008 and December 31, 2007 were as follows:


                                                                                                                     Subordinated
                                                                                                                      Debentures
                                                                                                                 -------------------
                                                                                                      Trust      September  December
                                                  Maturity             Call             Interest    Preferred       30,        31,
         Name of Trust     Issuance Date            Date              Date (1)          Rate (2)    Securities     2008       2007
         -------------     -------------            ----             ---------          --------    ----------     ----       ----
Variable Rate
-------------
First Bank Statutory
   Trust II                September 2004   September 20, 2034   September 20, 2009    + 205.0 bp     $20,000     $20,619    $20,619
Royal Oaks Capital
   Trust I                  October 2004      January 7, 2035      January 7, 2010     + 240.0 bp       4,000       4,124      4,124
First Bank Statutory
   Trust III               November 2004     December 15, 2034    December 15, 2009    + 218.0 bp      40,000      41,238     41,238
First Bank Statutory
   Trust IV                 March 2006        March 15, 2036       March 15, 2011      + 142.0 bp      40,000      41,238     41,238
First Bank Statutory
   Trust V                  April 2006        June 15, 2036        June 15, 2011       + 145.0 bp      20,000      20,619     20,619
First Bank Statutory
   Trust VI (3a)            June 2006         July 7, 2036         July 7, 2011        + 165.0 bp      25,000      25,774     25,774
First Bank Statutory
   Trust VII (3b)         December 2006      December 15, 2036    December 15, 2011    + 185.0 bp      50,000      51,547     51,547
First Bank Statutory
   Trust VIII (3c)        February 2007       March 30, 2037       March 30, 2012      + 161.0 bp      25,000      25,774     25,774
First Bank Statutory
   Trust X                 August 2007      September 15, 2037   September 15, 2012    + 230.0 bp      15,000      15,464     15,464
First Bank Statutory
   Trust IX (3d)          September 2007     December 15, 2037    December 15, 2012    + 225.0 bp      25,000      25,774     25,774
First Bank Statutory
   Trust XI               September 2007     December 15, 2037    December 15, 2012    + 285.0 bp      10,000      10,310     10,310

Fixed Rate
----------
First Bank Statutory
   Trust                   March 2003         March 20, 2033       March 20, 2008         8.10%        25,000      25,774     25,774
First Preferred
   Capital Trust IV        April 2003         June 30, 2033        June 30, 2008          8.15%        46,000      47,423     47,423


-----------------
(1) The subordinated debentures are callable at the option of First Banks on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
(2) The interest rates paid on the trust preferred securities are based on either a variable rate or a fixed rate. The variable rate for the outstanding subordinated debentures is based on the three-month LIBOR plus the basis point spread shown.
(3) In March 2008, First Banks executed four interest rate swap agreements, which have been designated as cash flow hedges, to effectively convert the interest payments on these subordinated debentures from variable rate to fixed rate to the respective call dates as follows:
      (a) $25.0 million notional amount with a maturity date of July 7, 2011 that converts the interest rate from a variable rate of LIBOR plus 165 basis points to a fixed rate of 4.40%;
      (b) $50.0 million notional amount with a maturity date of December 15, 2011 that converts the interest rate from a variable rate of LIBOR plus 185 basis points to a fixed rate of 4.905%;
      (c) $25.0 million notional amount with a maturity date of March 30, 2012 that converts the interest rate from a variable rate of LIBOR plus 161 basis points to a fixed rate of 4.71%; and
      (d) $25.0 million notional amount with a maturity date of December 15, 2012 that converts the interest rate from a variable rate of LIBOR plus 225 basis points to a fixed rate of 5.565%.

(11)  INCOME TAXES

The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax assets of $116.0 million at September 30, 2008.

At December 31, 2007, First Banks had a deferred tax asset valuation allowance of $23.3 million. Upon completion of the 2004 acquisition of CIB Bank and the 2007 acquisition of CFHI, the net deferred tax assets associated with the respective acquisitions were evaluated to determine whether it is more likely than not that the net deferred tax assets will be recognized in the future. The ability to utilize the net deferred tax assets recorded in connection with the acquisitions is subject to a number of limitations. Among these limitations is the restriction that any built-in-loss (the fair value of the entity was less than the tax basis) that existed at the date of acquisition, if realized within the first five years subsequent to the date of acquisition, will be deferred and must be carried forward and subjected to rules similar to the rules for carrying forward net operating losses. Based on these factors, First Banks carried deferred tax asset valuation allowances on CIB Bank and CFHI of $3.1 million and $20.2 million, respectively, at December 31, 2007. The deferred tax asset valuation allowance related to CFHI was increased by $842,000 during the first quarter of 2008 after further review of the acquired deferred tax assets with no impact to the benefit for income taxes. The deferred tax asset valuation allowance related to CIB Bank was decreased by $270,000 during the second quarter of 2008 and resulted in an increase to the benefit for income taxes.

On September 30, 2008, the Internal Revenue Service (IRS) issued Notice 2008-83. The IRS and the U.S. Department of the Treasury are studying the proper treatment of certain items of deduction or loss allowed after an ownership change to a corporation that is a bank both immediately before and after the acquisition date. In accordance with Notice 2008-83, any deduction properly allowed after an ownership change to a bank with respect to losses on loans or bad debts (including any deduction for a reasonable addition to a reserve for bad debts) shall not be treated as a built-in loss. As a result of Note 2008-83, certain loan charge-offs and additions to First Bank's allowance for loan losses are no longer considered built-in losses. Consequently, on September 30, 2008, First Banks concluded that $1.8 million and $21.0 million of the deferred tax asset valuation allowances related to CIB Bank and CFHI, respectively, were no longer required and recorded a reversal of the deferred tax asset allowances in the amount of $22.8 million as an increase to the benefit for income taxes for the three months ended September 30, 2008. The remaining deferred tax asset valuation allowance at September 30, 2008 is $1.0 million, all of which relates to CIB Bank.

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

At September 30, 2008 and December 31, 2007, First Banks' liability for uncertain tax positions, excluding interest and penalties, was $13.1 million and $12.2 million, respectively. The total amount of unrecognized tax benefits that would affect the effective tax rate were $1.8 million and $1.7 million at September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, First Banks recorded additional liabilities for unrecognized tax benefits of $1.9 million that, if recognized, would decrease the provision for income taxes by $202,000, net of the federal tax benefit. During the nine months ended September 30, 2008, First Banks reduced its liability for unrecognized tax benefits by $1.0 million as a result of the receipt of a no change letter in the first quarter of 2008 following the close of an examination of the 2004 federal income tax return and the closing of the 2004 federal statute of limitations.

In accordance with FIN 48, it is First Banks' policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At September 30, 2008 and December 31, 2007, interest accrued for unrecognized tax positions was $1.9 million and $1.4 million, respectively. The Company increased its interest expense by $5,000 and $435,000 during the three and nine months ended September 30, 2008, respectively, whereas the amount of interest expense decreased by $2,000 and increased by $468,000 for the three and nine months ended September 30, 2007, respectively. There were no penalties for unrecognized tax positions accrued at September 30, 2008 and December 31, 2007, nor did First Banks recognize any expense for penalties during the three and nine months ended September 30, 2008 and 2007.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of September 30, 2008 could decrease by approximately $616,000 during the remainder of the year, as a result of the lapse of statutes of limitations and potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes is estimated to be approximately $486,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

Loans held for sale. Mortgage loans held for sale are carried at fair value on a recurring basis effective July 1, 2008. The determination of fair value is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information. Other loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. The fair value is based on the prices secondary markets are offering for portfolios with similar characteristics. The Company classifies mortgage loans held for sale subjected to recurring fair value adjustments as recurring Level 2. The Company classifies other loans held for sale subjected to nonrecurring fair value adjustments as nonrecurring Level 2.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are reflected in the following table:

                                                                                      Fair Value Measurements
                                                                       -------------------------------------------------------
                                                                                         September 30, 2008
                                                                       -------------------------------------------------------

                                                                        Level 1        Level 2        Level 3      Fair Value
                                                                        -------        -------        -------      ----------
                                                                                  (dollars expressed in thousands)
      Assets:
          Available-for-sale investment securities ...............     $    8,233        653,462             --        661,695
          Mortgage loans held for sale ...........................             --         20,996             --         20,996
          Derivative instruments .................................             --         17,052             --         17,052
          Servicing rights .......................................             --             --         21,136         21,136
                                                                       ----------     ----------     ----------     ----------
             Total ...............................................     $    8,233        691,510         21,136        720,879
                                                                       ==========     ==========     ==========     ==========
      Liabilities:
          Nonqualified deferred compensation plan. ...............     $    8,565             --             --          8,565
                                                                       ==========     ==========     ==========     ==========

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and nine months ended September 30, 2008:

                                                                                  Servicing Rights
                                                                       ---------------------------------------
                                                                          Three Months         Nine Months
                                                                              Ended               Ended
                                                                       September 30, 2008   September 30, 2008
                                                                       ------------------   ------------------
                                                                          (dollars expressed in thousands)
      Balance, beginning of period ..................................       $   25,723              12,758
           Impact of election to measure servicing
               rights at fair value under SFAS No. 156 ..............               --              10,443
           Total gains or losses (realized/unrealized):
               Included in earnings (1) .............................           (5,304)             (6,508)
               Included in other comprehensive income ...............               --                  --
           Purchases, issuances and settlements .....................              717               4,443
           Transfers in and/or out of level 3 .......................               --                  --
                                                                            ----------          ----------
      Balance, end of period ........................................       $   21,136              21,136
                                                                            ==========          ==========

      ----------
      (1) Gains or losses (realized/unrealized) are included in other income in the consolidated statements of operations.

From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2008 are reflected in the following table:

                                                                               Fair Value Measurements
                                                             -----------------------------------------------------------------
                                                                                   September 30, 2008
                                                             -----------------------------------------------------------------
                                                               Level 1           Level 2          Level 3          Fair Value
                                                               -------           -------          -------          ----------
                                                                             (dollars expressed in thousands)
      Assets:
          Loans held for sale ........................       $        --            20,523                --            20,523
          Impaired loans .............................                --           113,278           215,897           329,175
                                                             -----------       -----------       -----------       -----------
             Total ...................................       $        --           133,801           215,897           349,698
                                                             ===========       ===========       ===========       ===========

(13)  CONTINGENT LIABILITIES

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At September 30, 2008 and December 31, 2007, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

CFHI Securities Litigation. Prior to acquisition by First Banks, CFHI and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Court") alleging violations of the federal securities laws, the first of which was filed with the Court on March 20, 2007 (the "Securities Actions"). On June 22, 2007, the Court entered an order pursuant to which the Court (i) consolidated the Securities Actions, with the matter proceeding under the docket for Grand Lodge of Pennsylvania v.
                                                  ------------------------------
Brian P. Peters, et al., Case No. 8:07-cv-429-T-26-EAJ and (ii)
-----------------------
appointed Troy Ratcliff and Daniel Altenburg (the "Lead Plaintiffs") as lead plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

Subsequent to the disposition of certain preliminary motions filed by plaintiffs and defendants, on April 2, 2008, the Lead Plaintiffs and an additional plaintiff, St. Denis J. Villere & Co., LLC, filed a second consolidated amended class action complaint (the "Amended Complaint"). The Amended complaint names as defendants (i) certain former officers and members of CHFI's board of directors,
(ii) the underwriters of CFHI's October 5, 2005 public offering of common stock, and (iii) CFHI's external auditors.

The Amended Complaint was brought on behalf of a putative class of purchasers of CFHI's common stock between January 21, 2005 and January 22, 2007. In general, the Amended Complaint alleges that CFHI's SEC filings and public statements contained misstatements and omissions regarding its residential construction-to-permanent lending operations and, more specifically, regarding a home builder and its affiliates and also alleges that CFHI's financial statements violated U.S. generally accepted accounting principles. The Amended Complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

On or about September 26, 2008, CFHI and the plaintiffs reached an agreement-in-principle for the settlement of the Securities Actions. Pursuant to the agreement-in-principle, CFHI and its insurer will pay an amount in settlement of the claims, and CFHI, the former officer and director defendants, and the underwriter defendants will be released and dismissed with prejudice from the action. Under the proposed terms, the Company's allocation of the settlement amount is $750,000, and was recorded as other expense in the consolidated statement of operations for the three months ended September 30, 2008. CFHI and the plaintiffs are in the process of preparing definitive documentation formalizing the settlement and defining its terms. Among other terms and conditions, the settlement is subject to approval by the Court and will not be consummated if the Court fails to grant approval. The timing of any final settlement cannot be determined at this time as it remains subject to final negotiations and approval by the Court.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as: "will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward-looking statements include, but are not limited to estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to:

      >> The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

      >> Congress recently enacted the Emergency Economic Stabilization Act of 2008, and the U.S. Treasury and banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, all of which may have significant effects on us and the financial services industry, the exact nature and extent of which cannot be determined at this time;

      >> The current stresses in the financial and residential real estate markets, including possible continued deterioration in property values;

      >> Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins;

      >> Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

      >> Volatility and disruption in national and international financial markets;

      >>    Government intervention in the U.S. financial system;

      >>    Changes in consumer spending, borrowings and savings habits;

      >> The impact of laws and regulations applicable to us and changes therein;

      >> The impact of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

      >> Competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us;

      >> Our ability to control the composition of our loan portfolio without adversely affecting interest income;

      >> Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;

      >>    The geographic dispersion of our offices;

      >>    The impact our hedging activities may have on our operating results;

      >>    The highly regulated environment in which we operate;

      >> Regulatory actions that impact the Company and First Bank, including the regulatory agreements entered into between the Company, First Bank, the Federal Reserve Bank of St. Louis and the Missouri Division of Finance; and

      >>    Our ability to respond to changes in technology.

With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include:

      >>    The competition of larger acquirers with greater resources;

      >> Fluctuations in the prices at which acquisition targets may be available for sale;

      >>    The impact of making acquisitions without using our common stock;

      >>    Possible  asset  quality   issues,   pending   litigation,   unknown
            liabilities and/or integration issues with the businesses that we have acquired; and

      >> The impact of the regulatory agreements between the Company, First Bank, the Federal Reserve Bank of St. Louis and the Missouri Division of Finance.

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


                           Recent Market Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law. Pursuant to the EESA, the U.S. Department of the Treasury, or the Treasury, has authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Secretary Henry Paulson, after consulting with the Board of Governors of the Federal Reserve System, or the Federal Reserve, and the Federal Deposit Insurance Corporation, or the FDIC, announced that the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program, or the TARP Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program. Subsequent to this initial announcement, several additional financial institutions have elected to participate in the TARP Capital Purchase Program and have been approved to do so by the Treasury.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson invoked the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. We are continuing to evaluate the requirements of both the

TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program. We have elected to participate in the Temporary Liquidity Guarantee Program, but have not yet made a definitive decision as to whether we will seek to participate in the TARP Capital Purchase Program as we are further evaluating its requirements as applicable to companies such as ours with private equity ownership and publicly-traded subordinated debentures, and we are expecting additional guidance and clarification from the Treasury with respect to these matters.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on our business, financial condition and results of operations.


                               Regulatory Matters

In connection with the most recent regular examinations of the Company and First Bank by the Federal Reserve Bank of St. Louis, or FRB, and the Missouri Division of Finance, or MDOF, the Company and First Bank entered into informal agreements with each agency. On September 18, 2008, First Bank and its Board of Directors entered into an informal agreement with the FRB and the MDOF. In addition, on October 2, 2008, the Company and its Board of Directors entered into a Memorandum of Understanding with the FRB. Each of the agreements is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order.

Under the terms of the Memorandum of Understanding with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to declare any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB. The Company has received the approval of the FRB to declare the regular dividends on its preferred stock to be paid in January, 2009 and to make its regular interest payments on its outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in December, 2008 and January, 2009.

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank's loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 6 to our accompanying consolidated financial statements, at September 30, 2008, First Bank's Tier 1 capital ratio was 8.94%, or approximately $191.6 million over the minimum level required by the agreement.

The Company and First Bank are committed to ensuring that the requirements of the agreements are met in a timely manner.


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

      >>    First Bank Business Capital, Inc.;

      >>    Missouri Valley Partners, Inc., or MVP;

      >>    Adrian N. Baker & Company, or Adrian Baker;

      >> Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc., collectively UPAC;

      >>    Small Business Loan Source LLC, or SBLS LLC; and

      >>    FB Holdings, LLC, or FB Holdings.

First Bank's subsidiaries are wholly owned except SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc., or FCA, and FB Holdings, which was 53.66% owned by First Bank and 46.34% owned by FCA as of September 30, 2008.

At September 30, 2008, we had assets of $10.83 billion, loans, net of unearned discount, of $8.88 billion, deposits of $8.89 billion and stockholders' equity of $784.9 million, and we currently operate 218 branch banking offices in California, Florida, Illinois, Missouri and Texas.

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

On May 16, 2008, management and the Audit Committee determined that we needed to restate our previously issued consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 and restate certain financial information as of December 31, 2005, 2004 and 2003, and for the years ended December 31, 2004 and 2003 and each of the quarters in 2007 and 2006, and that these previously issued consolidated financial statements should no longer be relied upon. Accordingly, we have restated our previously issued consolidated financial statements in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information presented herein as of December 31, 2007 and for the three and nine months ended September 30, 2007 has been restated as set forth in Amendment No. 1 to our 2007 Annual Report on Form 10-K.


                               Financial Condition

Total assets were $10.83 billion at September 30, 2008, compared to $10.90 billion at December 31, 2007. The decrease in our total assets was primarily attributable to a decrease in our available-for-sale investment securities, partially offset by an increase in cash and short-term investments and other assets.

Cash and cash equivalents increased $241.4 million to $473.1 million at September 30, 2008, compared to $231.7 million at December 31, 2007. The increase in cash and cash equivalents was primarily due to the decrease in investment securities as further discussed below.

Investment securities decreased $338.6 million to $680.7 million at September 30, 2008, from $1.02 billion at December 31, 2007. Funds provided by maturities and sales of investment securities were primarily invested in cash and cash equivalents and, to a lesser extent, utilized to fund internal loan growth. The decrease reflects maturities and/or calls of investment securities of $294.5 million and sales of investment securities of $351.8 million partially offset by purchases of investment securities of $342.6 million for the nine months ended September 30, 2008.

Loans, net of unearned discount, decreased $11.0 million to $8.88 billion at September 30, 2008, from $8.89 billion at December 31, 2007, reflecting net loan charge-offs, and the sales of approximately $10.8 million of our small business loans in March 2008 and approximately $24.0 million of our residential mortgage loans in April 2008, partially offset by organic growth. The loan growth during the quarter was primarily associated with our commercial and industrial loan portfolio, commensurate with our strategy of reducing our exposure to real estate loans in light of current market conditions, as further discussed under "--Loans and Allowance for Loan Losses."

Other assets increased $72.0 million to $193.8 million at September 30, 2008, from $121.7 million at December 31, 2007. The increase primarily resulted from:
(a) an increase of $33.1 million in other real estate owned from $11.2 million at December 31, 2007 to $44.3 million at September 30, 2008 reflecting substantially higher foreclosure activity; (b) an increase in the carrying value of servicing rights of $8.3 million from $12.8 million at December 31, 2007 to $21.1 million at September 30, 2008, as further described in Note 3 to our consolidated financial statements; (c) an increase in current income taxes receivable of $28.8 million from $14.9 million at December 31, 2007 to $43.7 million at September 30, 2008; and (d) an increase in the fair value of derivative instruments of $3.4 million from $13.7 million at December 31, 2007 to $17.1 million at September 30, 2008; partially offset by a decrease in accrued interest receivable of $16.0 million from $55.2 million at December 31, 2007 to $39.2 million at September 30, 2008.

Deposits decreased $259.8 million to $8.89 billion at September 30, 2008, from $9.15 billion at December 31, 2007. During the first nine months of 2008, we achieved organic growth in savings and money market deposits of $211.9 million through our deposit development programs, including marketing campaigns coupled with enhanced product and service offerings. However, continued anticipated run-off of higher rate certificates of deposit resulted in a significant decrease in our time deposits of $408.2 million, comprised of declines of $331.7 million and $170.9 million during the first and second quarters of 2008, respectively, partially offset by an increase in time deposits of $94.4 million during the third quarter of 2008. The Florida region accounted for $234.7 million of the decline in our certificates of deposit which was anticipated as part of our planned post-acquisition strategy to improve the net interest margin in this region. The increase in time deposits in the third quarter of 2008 primarily resulted from marketing campaigns and an increase in time deposits in the Certificate of Deposit Account Registry Service, or CDARS, to $55.7 million at September 30, 2008. Prior to the third quarter of 2008, we placed deposits into CDARS and received fee income in return. Beginning in the third quarter of 2008, we elected to receive deposits placed into the CDARS program on a reciprocal basis, thereby increasing our time deposits and further enhancing our overall liquidity position.

Other borrowings, which are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank, or FHLB, advances, and federal funds purchased, increased $178.3 million to $587.9 million at September 30, 2008, compared to $409.6 million at December 31, 2007. In light of unstable market conditions, loan funding needs and current deposit trends, we implemented several strategies during 2008 to improve our liquidity position, including increasing our outstanding FHLB borrowings by approximately $300.0 million, as further discussed under "--Liquidity." In addition, our term repurchase agreements increased $20.0 million as a result of the restructuring of a term repurchase agreement, as further described in Note 8 to our consolidated financial statements. The increase in other borrowings was partially offset by: a decrease in our monthly repurchase agreement of $33.5 million resulting from the payoff of this borrowing in May 2008; a decrease in daily repurchase agreements of $31.6 million; and a decrease in federal funds purchased of $76.5 million.

Our notes payable were zero and $39.0 million at September 30, 2008 and December 31, 2007, respectively. During the second quarter of 2008, we received an advance of $30.0 million under a new secured revolving line of credit with an affiliated entity and utilized the proceeds of the advance to terminate and repay in full all of the obligations under our existing secured credit facility with a group of unaffiliated financial institutions, as further described in
Note 9 to our consolidated financial statements. During the third quarter of 2008, we repaid in full the outstanding balance on the new secured revolving line of credit.

Accrued expenses and other liabilities increased $4.2 million to $59.3 million at September 30, 2008, from $55.1 million at December 31, 2007. The increase resulted from increases in accrued federal income taxes payable, partially offset by a decrease in other miscellaneous accrued expenses and liabilities and accrued interest payable.

Minority interest in subsidiaries increased $115.0 million to $120.6 million at September 30, 2008, from $5.5 million at December 31, 2007. The increase is primarily due to FCA's contribution of cash of $115.0 million into FB Holdings during the second and third quarters of 2008, as further described in Note 5 to our consolidated financial statements. As of September 30, 2008, First Bank owned 53.66% of FB Holdings and FCA owned the remaining 46.34%.

Stockholders' equity was $784.9 million and $842.1 million at September 30, 2008 and December 31, 2007, respectively, reflecting a decrease of $57.2 million during the first nine months of 2008. The decrease was primarily attributable to a net loss of $69.8 million and dividends paid on our Class A and Class B preferred stock of $524,000, partially offset by (a) a $6.8 million increase in accumulated other comprehensive income, comprised of $3.6 million associated with changes in unrealized gains and losses on our available-for-sale investment securities portfolio and $3.2 million associated with changes in the fair value of our derivative financial instruments; and (b) a $6.3 million cumulative effect adjustment of a change in accounting principle recorded in conjunction with our election to measure servicing rights at fair value as permitted by Statement of Financial Accounting Standards, or SFAS, No. 156 -- Accounting for Servicing of Financial Assets, as further discussed in Note 1 and Note 3 to our consolidated financial statements.


                              Results of Operations

Net Income. We recorded a net loss of $25.0 million and $69.8 million for the three and nine months ended September 30, 2008, respectively, compared to net income of $12.5 million and $47.3 million for the comparable periods in 2007. The change in our earnings for these periods was primarily driven by the following:

      >> An increase in the provision for loan losses to $99.0 million and $229.0 million for the three and nine months ended September 30, 2008, respectively, compared to $13.5 million and $20.4 million for the comparable periods in 2007;

      >> A decline in net interest income and net interest margin. Our net interest margin declined to 3.47% and 3.56% for the three and nine months ended September 30, 2008, respectively, compared to 4.10% and 4.08% for the comparable periods in 2007, and our net interest income declined to $86.1 million and $262.4 million for the three and nine months ended September 30, 2008, respectively, compared to $97.5 million and $287.0 million for the comparable periods in 2007;

      >> A benefit for income taxes of $52.8 million and $77.9 million for the three and nine months ended September 30, 2008, respectively, compared to a provision for income taxes of $6.5 million and $25.8 million for the comparable periods in 2007;

      >> Noninterest income of $18.7 million and $70.7 million for the three and nine months ended September 30, 2008, respectively, compared to $19.9 million and $62.1 million for the comparable periods in 2007; and

      >> A decrease in noninterest expense to $83.7 million and $251.8 million for the three and nine months ended September 30, 2008, respectively, compared to $84.8 million and $255.5 million for the comparable periods in 2007.

The increase in our provision for loan losses for the three and nine months ended September 30, 2008 was primarily driven by increased net loan charge-offs, an increase in nonperforming loans, and higher levels of problem loans in our one-to-four family residential real estate and construction and land development loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses."

The decline in our net interest income and our net interest margin was primarily attributable to an increase in nonaccrual loans of $183.0 million during 2008 and the 325 basis point decrease, in aggregate, in the prime lending rate, from the third quarter of 2007 through September 30, 2008. We are currently in an asset-sensitive position, and as such, interest rate cuts by the Federal Reserve have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates. See further discussion under "--Net Interest Income."

The increase in our noninterest income for the first nine months of 2008 primarily resulted from a pre-tax gain of $5.0 million recorded on the extinguishment of a term repurchase agreement; a net gain of $1.7 million on derivative instruments compared to $261,000 in the prior period; income from the sale of tax credits of $1.8 million compared to zero in the prior period; a net gain on loans sold and held for sale of $3.6 million compared to a net loss of $555,000 in the prior period; and an increase in service charges on deposits and customer service fees of $5.4 million. This increase was partially offset by an increase in net losses on investment securities, primarily attributable to other-than-temporary impairment of $6.4 million recognized in the second quarter of 2008 on a single equity investment in the common stock of a bank holding company and $1.0 million recognized in the third quarter of 2008 on a preferred stock investment. See further discussion under "--Noninterest Income."

The decrease in noninterest expense primarily resulted from reductions in salaries and employee benefits expense attributable to decreased staffing levels in our mortgage banking division and the completion of certain other staff reductions in 2007 and the first nine months of 2008 as well as a decrease in charitable contributions expense. This decrease was partially offset by increases in occupancy and furniture and equipment expenses; legal, examination and professional fees; FDIC insurance; expenses and market valuation adjustments associated with maintaining and selling other real estate properties; and other expenses. See further discussion under "--Noninterest Expense."

The change in the (benefit) provision for income taxes primarily resulted from decreased earnings and a partial reversal of our deferred tax asset valuation allowance of $22.8 million, which resulted in an increase in the benefit for income taxes of $21.6 million during the third quarter of 2008, as further discussed under "--Provision for Income Taxes."

Net Interest Income. Net interest income, expressed on a tax-equivalent basis, decreased to $86.4 million and $263.4 million for the three and nine months ended September 30, 2008, respectively, compared to $97.9 million and $288.3 million for the comparable periods in 2007. Our net interest margin declined to 3.47% and 3.56% for the three and nine months ended September 30, 2008, respectively, compared to 4.10% and 4.08% for the comparable periods in 2007. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets and liabilities, as well as the general level of interest rates and changes in interest rates. Interest income expressed on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average tax-equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

The decline in our net interest margin and net interest income is primarily attributable to the decrease in the prime lending rate that began in September 2007 and continued through April 2008. Throughout this period, the Federal Reserve decreased the targeted federal funds rate, resulting in reductions in the prime lending rate totaling 325 basis points in aggregate. In addition, the Federal Reserve further reduced the targeted federal funds rate by an additional 100 basis points during October 2008. Our balance sheet is currently asset sensitive, and as such, our net interest margin is negatively impacted with each interest rate cut as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. The average rates paid on our interest-bearing deposits decreased 113 and 82 basis points to 2.57% and 2.88% for the three and nine months ended September 30, 2008, respectively, compared to 3.70% for the same periods in 2007, while the average yield earned on our interest-earning assets decreased 165 and 129 basis points to 5.80% and 6.17% for the three and nine months ended September 30, 2008, respectively, compared to 7.45% and 7.46% for the same periods in 2007, resulting in a reduction of our net interest margin. Average interest-earning assets increased to $9.91 billion and $9.90 billion for the three and nine months ended September 30, 2008, respectively, from $9.47 billion and $9.44 billion for the comparable periods in 2007, reflecting increases of $440.9 million and $460.7 million, respectively. The increase is primarily attributable to internal loan growth and interest-earning assets provided by our acquisitions completed in 2007, partially offset by net loan charge-offs and a reduction in our investment securities portfolio. Average interest-bearing liabilities increased to $8.63 billion and $8.64 billion for the three and nine months ended September 30, 2008, respectively, from $8.19 billion and $8.14 billion for the comparable periods in 2007.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $134.7 million and $425.9 million for the three and nine months ended September 30, 2008, respectively, compared to $159.8 million and $470.3 million for the comparable periods in 2007. Average loans, net of unearned discount, increased $889.8 million and $1.03 billion to $8.97 billion and $8.99 billion for the three and nine months ended September 30, 2008, respectively, from $8.08 billion and $7.96 billion for the comparable periods in 2007. The increase in average loans primarily reflects internal growth and our acquisitions completed in 2007, partially offset by net loan charge-offs. The yield on our loan portfolio decreased 187 and 157 basis points to 5.98% and 6.33% for the three and nine months ended September 30, 2008, respectively, compared to 7.85% and 7.90% for the comparable periods in 2007, reflecting decreases in the prime lending rate throughout the latter part of 2007 and the first three quarters of 2008 and a significant increase in the average amount of nonaccrual loans during the respective periods; partially offset by an increase in interest income associated with our interest rate swap agreements. The prime lending rate decreased

100 basis points during 2007, from 8.25% at December 31, 2006 to 7.25% at December 31, 2007, and decreased an additional 225 basis points during the first nine months of 2008 to 5.00% at September 30, 2008. Our interest rate swap agreements contributed to an increase in interest income on our loan portfolio of $2.9 million and $7.6 million for the three and nine months ended September 30, 2008, respectively, in contrast to a decrease in interest income on our loan portfolio of $652,000 and $3.5 million for the comparable periods in 2007.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $9.1 million and $30.3 million for the three and nine months ended September 30, 2008, respectively, compared to $16.7 million and $50.5 million for the comparable periods in 2007. Average investment securities were $758.7 million and $830.5 million for the three and nine months ended September 30, 2008, respectively, compared to $1.28 billion and $1.34 billion for the comparable periods in 2007. The reduction in our average investment securities reflects the utilization of funds provided by maturities and sales of investment securities to primarily fund organic growth within our loan portfolio. The yield earned on our investment portfolio was 4.75% and 4.87% for the three and nine months ended September 30, 2008, respectively, compared to 5.16% and 5.06% for the comparable periods in 2007, primarily reflecting the reduced interest rate environment.

Interest income on our short-term investments was $849,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively, compared to $1.5 million and $5.7 million for the comparable periods in 2007. Average short-term investments were $186.8 million and $79.3 million for the three and nine months ended September 30, 2008, respectively, compared to $109.8 million and $144.7 million for the comparable periods in 2007, reflecting the utilization of available short-term investments to fund organic loan growth. The yield earned on our short-term investments was 1.81% and 1.96% for the three and nine months ended September 30, 2008, respectively, compared to 5.34% and 5.24% for the comparable periods in 2007, reflecting current market conditions and the reduced interest rate environment.

Interest expense on our interest-bearing deposits decreased to $49.3 million and $164.9 million for the three and nine months ended September 30, 2008, respectively, compared to $69.4 million and $204.4 million for the comparable periods in 2007. Average interest-bearing deposits increased to $7.62 billion and $7.66 billion for the three and nine months ended September 30, 2008, respectively, compared to $7.45 billion and $7.39 billion for the comparable periods in 2007. The increase in average interest-bearing deposits reflects organic growth through enhanced product marketing campaigns during the periods, and growth provided by our acquisitions completed during 2007, partially offset by anticipated run-off of higher rate certificates of deposit. The aggregate weighted average rate paid on our deposit portfolio was 2.57% and 2.88% for the three and nine months ended September 30, 2008, respectively, compared to 3.70% for the comparable periods in 2007. The decrease in the aggregate weighted average rate paid for these periods is primarily reflective of the declining interest rate environment. Specifically, the weighted average rate paid on our time deposit portfolio declined to 3.56% and 3.95% for the three and nine months ended September 30, 2008, respectively, from 4.80% and 4.78% for the comparable periods in 2007, and the average rate paid on our savings and money market deposit portfolio declined to 1.98% and 2.19% for the three and nine months ended September 30, 2008, respectively, from 3.10% and 3.09% for the comparable periods in 2007.

Interest expense on our other borrowings was $3.9 million and $11.7 million for the three and nine months ended September 30, 2008, respectively, compared to $4.1 million and $13.4 million for the same periods in 2007. Average other borrowings were $644.5 million and $596.0 million for the three and nine months ended September 30, 2008, respectively, compared to $401.7 million and $401.5 million for the same periods in 2007. The aggregate weighted average rate paid on our other borrowings was 2.40% and 2.62% for the three and nine months ended September 30, 2008, respectively, compared to 4.09% and 4.47% for the comparable periods in 2007. The decrease in the weighted average rate paid on our other borrowings reflects the reduction in short-term interest rates during the periods, as previously discussed. The increase in average other borrowings is primarily due to an increase in FHLB advances of $299.9 million during the first nine months of 2008, and an increase in our term repurchase agreement of $20.0 million, as further discussed under "--Liquidity" and in Note 8 to our consolidated financial statements, partially offset by the termination of a $100.0 million term repurchase agreement in August 2007.

Interest expense on our notes payable was $45,000 and $1.3 million for the three and nine months ended September 30, 2008, respectively, compared to $544,000 and $2.1 million for the comparable periods in 2007. Our notes payable averaged $3.1 million and $28.3 million for the three and nine months ended September 30, 2008, respectively, compared to $29.1 million and $41.1 million for the comparable periods in 2007. The aggregate weighted average rate paid on our notes payable was 5.79% and 6.19% for the three and nine months ended September 30, 2008, respectively, compared to 7.42% and 6.79% for the comparable periods in 2007, reflecting the reduction in short-term interest rates during the periods, partially offset by an increase in fees paid on our notes payable. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 3.47% and 4.52% for the three and nine months ended September 30, 2008, respectively, compared to 6.51% and 6.54% for the same periods in 2007. The decrease in our average notes payable during the periods is primarily attributable to contractual payments and additional prepayments made on our term loan and advances on our term and revolving credit loans, as further described in Note 5 and Note 9 to our consolidated financial statements.

Interest expense on our subordinated debentures was $5.0 million and $16.1 million for the three and nine months ended September 30, 2008, respectively, compared to $5.9 million and $18.3 million for the comparable periods in 2007. Average subordinated debentures were $353.8 million for the three and nine months ended September 30, 2008, compared to $310.8 million and $309.8 million for the comparable periods in 2007. The aggregate weighted average rate paid on our subordinated debentures was 5.60% and 6.07% for the three and nine months ended September 30, 2008, respectively, compared to 7.56% and 7.88% for the comparable periods in 2007, reflecting the reduction in short-term interest rates during the periods as $282.5 million, or 79.4%, of our subordinated debentures are variable rate. The change in volume and average rates paid reflects the issuance of $77.3 million of variable rate subordinated debentures during 2007 through four newly formed statutory trusts, partially offset by the repayment of $25.8 million of variable rate subordinated debentures in April 2007, as further described in Note 10 to our consolidated financial statements. In addition, in March 2008, we entered into four interest rate swap agreements designated as cash flow hedges to effectively convert the interest rate on $125.0 million of our variable rate subordinated debentures to a blended fixed rate of interest of approximately 4.90%, as further discussed under "--Interest Rate Risk Management" and in Note 10 to our consolidated financial statements.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2008 and 2007.

                                                                         Three Months Ended September 30,
                                                      --------------------------------------------------------------------
                                                                    2008                         2007 (Restated)
                                                      -------------------------------     --------------------------------
                                                                   Interest                            Interest
                                                        Average    Income/    Yield/        Average     Income/    Yield/
                                                        Balance    Expense     Rate         Balance     Expense     Rate
                                                        -------    -------     ----         -------     -------     ----
                                                                        (dollars expressed in thousands)
                  ASSETS
                  ------

Interest-earning assets:
   Loans (1)(2)(3)(4)..........................       $ 8,966,057   134,712     5.98%     $ 8,076,224    159,779     7.85%
   Investment securities (4)...................           758,735     9,061     4.75        1,284,707     16,702     5.16
   Short-term investments......................           186,793       849     1.81          109,800      1,478     5.34
                                                      -----------   -------               -----------    -------
            Total interest-earning
               assets..........................         9,911,585   144,622     5.80        9,470,731    177,959     7.45
                                                                    -------                              -------
Nonearning assets..............................           925,142                             875,622
                                                      -----------                         -----------
            Total assets.......................       $10,836,727                         $10,346,353
                                                      ===========                         ===========

             LIABILITIES AND
           STOCKHOLDERS' EQUITY
           --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
      Interest-bearing demand..................       $   949,402     1,207     0.51%     $   944,542      2,242     0.94%
      Savings and money market.................         2,940,949    14,633     1.98        2,687,208     21,012     3.10
      Time deposits of $100
         or more...............................         1,288,916    11,808     3.64        1,462,548     18,299     4.96
      Other time deposits......................         2,445,457    21,628     3.52        2,355,710     27,881     4.70
                                                      -----------   -------               -----------    -------
            Total interest-bearing
               deposits........................         7,624,724    49,276     2.57        7,450,008     69,434     3.70
   Other borrowings............................           644,546     3,891     2.40          401,691      4,140     4.09
   Notes payable (5)...........................             3,092        45     5.79           29,070        544     7.42
   Subordinated debentures.....................           353,799     4,980     5.60          310,804      5,920     7.56
                                                      -----------   -------               -----------    -------
            Total interest-bearing
               liabilities.....................         8,626,161    58,192     2.68        8,191,573     80,038     3.88
                                                                    -------                              -------
Noninterest-bearing liabilities:
   Demand deposits.............................         1,245,366                           1,225,157
   Other liabilities...........................           170,448                             114,555
                                                      -----------                         -----------
            Total liabilities..................        10,041,975                           9,531,285
Stockholders' equity...........................           794,752                             815,068
                                                      -----------                         -----------
            Total liabilities and
               stockholders' equity............       $10,836,727                         $10,346,353
                                                      ===========                         ===========

Net interest income............................                      86,430                               97,921
                                                                     ======                               ======
Interest rate spread...........................                                 3.12                                 3.57
Net interest margin (6)........................                                 3.47%                                4.10%
                                                                                ====                                 ====

                                                                     Nine Months Ended September 30,
                                                 ------------------------------------------------------------------------
                                                                 2008                               2007 (Restated)
                                                 ---------------------------------     ----------------------------------
                                                               Interest                               Interest
                                                  Average       Income/     Yield/       Average       Income/     Yield/
                                                  Balance       Expense      Rate        Balance       Expense      Rate
                                                  -------       -------      ----        -------       -------      ----
                                                                      (dollars expressed in thousands)
                  ASSETS
                  ------

Interest-earning assets:
   Loans (1)(2)(3)(4)..........................  $ 8,987,551     425,894     6.33%     $ 7,955,916      470,252     7.90%
   Investment securities (4)...................      830,520      30,298     4.87        1,336,036       50,526     5.06
   Short-term investments......................       79,319       1,165     1.96          144,709        5,671     5.24
                                                 -----------     -------               -----------      -------
            Total interest-earning
               assets..........................    9,897,390     457,357     6.17        9,436,661      526,449     7.46
                                                                 -------                                -------
Nonearning assets..............................      920,970                               860,875
                                                 -----------                           -----------
            Total assets.......................  $10,818,360                           $10,297,536
                                                 ===========                           ===========

             LIABILITIES AND
           STOCKHOLDERS' EQUITY
           --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
      Interest-bearing demand..................  $   973,655       4,560     0.63%     $   962,396        7,171     1.00%
      Savings and money market.................    2,841,380      46,577     2.19        2,587,286       59,809     3.09
      Time deposits of $100
         or more...............................    1,373,205      41,593     4.05        1,455,660       53,533     4.92
      Other time deposits......................    2,471,362      72,143     3.90        2,383,236       83,851     4.70
                                                 -----------     -------               -----------      -------
            Total interest-bearing
               deposits........................    7,659,602     164,873     2.88        7,388,578      204,364     3.70
   Other borrowings............................      595,972      11,678     2.62          401,471       13,427     4.47
   Notes payable (5)...........................       28,271       1,310     6.19           41,089        2,088     6.79
   Subordinated debentures.....................      353,780      16,078     6.07          309,752       18,265     7.88
                                                 -----------     -------               -----------      -------
            Total interest-bearing
               liabilities.....................    8,637,625     193,939     3.00        8,140,890      238,144     3.91
                                                                 -------                                -------
Noninterest-bearing liabilities:
   Demand deposits.............................    1,222,156                             1,233,565
   Other liabilities...........................      131,942                               120,534
                                                 -----------                           -----------
            Total liabilities..................    9,991,723                             9,494,989
Stockholders' equity...........................      826,637                               802,547
                                                 -----------                           -----------
            Total liabilities and
               stockholders' equity............  $10,818,360                           $10,297,536
                                                 ===========                           ===========

Net interest income............................                  263,418                                288,305
                                                                 =======                                =======
Interest rate spread...........................                              3.17                                   3.55
Net interest margin (6)........................                              3.56%                                  4.08%
                                                                             ====                                   ====

----------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Interest income includes the effects of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $325,000 and $1.0 million for the three and nine months ended September 30, 2008, and $427,000 and $1.3 million for the comparable periods in 2007, respectively.
(5) Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 3.47% and 4.52% for the three and nine months ended September 30, 2008, and 6.51% and 6.54% for the comparable periods in 2007, respectively.
(6) Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                                                       Increase (Decrease) Attributable to Change in:
                                                     ------------------------------------------------------------------------------
                                                               Three Months Ended                      Nine Months Ended
                                                               September 30, 2008                      September 30, 2008
                                                           Compared to 2007 (Restated)             Compared to 2007 (Restated)
                                                     ------------------------------------      ------------------------------------
                                                                                    Net                                       Net
                                                      Volume         Rate         Change        Volume         Rate         Change
                                                      ------         ----         ------        ------         ----         ------
                                                                               (dollars expressed in thousands)
Interest earned on:
    Loans: (1)(2)(3)
       Taxable .................................     $ 16,202       (41,067)      (24,865)       56,583      (100,538)      (43,955)
       Tax-exempt (4) ..........................          (59)         (143)         (202)          (66)         (337)         (403)
    Investment securities:
       Taxable .................................       (6,213)       (1,340)       (7,553)      (17,926)       (1,956)      (19,882)
       Tax-exempt (4) ..........................         (125)           37           (88)         (420)           74          (346)
    Short-term investments .....................          682        (1,311)         (629)       (1,889)       (2,617)       (4,506)
                                                     --------      --------      --------      --------      --------      --------
           Total interest income ...............       10,487       (43,824)      (33,337)       36,282      (105,374)      (69,092)
                                                     --------      --------      --------      --------      --------      --------
Interest paid on:
    Interest-bearing demand deposits ...........           11        (1,046)       (1,035)           84        (2,695)       (2,611)
    Savings and money market deposits ..........        1,822        (8,201)       (6,379)        5,479       (18,711)      (13,232)
    Time deposits ..............................         (999)      (11,745)      (12,744)          204       (23,852)      (23,648)
    Other borrowings ...........................        1,885        (2,134)         (249)        5,070        (6,819)       (1,749)
    Notes payable (5) ..........................         (401)          (98)         (499)         (606)         (172)         (778)
    Subordinated debentures ....................          741        (1,681)         (940)        2,382        (4,569)       (2,187)
                                                     --------      --------      --------      --------      --------      --------
           Total interest expense ..............        3,059       (24,905)      (21,846)       12,613       (56,818)      (44,205)
                                                     --------      --------      --------      --------      --------      --------
           Net interest income .................     $  7,428       (18,919)      (11,491)       23,669       (48,556)      (24,887)
                                                     ========      ========      ========      ========      ========      ========

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

Provision for Loan Losses. We recorded a provision for loan losses of $99.0 million for the three months ended September 30, 2008, compared to $84.1 million for the three months ended June 30, 2008 and $13.5 million for the three months ended September 30, 2007. Our provision for loan losses was $229.0 million for the first nine months of 2008, compared to $20.4 million for the comparable period in 2007. The increase in our provision for loan losses for the three and nine months ended September 30, 2008 was primarily driven by increased net loan charge-offs, an increase in nonperforming loans, and higher levels of problem loans in our one-to-four family residential real estate and construction and land development loan portfolios, as further discussed under "--Loans and Allowance for Loan Losses." We expect the provision for loan losses to remain at elevated levels in the near term as a result of continued distress in our one-to-four family residential real estate and construction and land development loan portfolios coupled with highly unstable market conditions in certain sectors of these portfolios.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income. Noninterest income was $18.7 million and $70.7 million for the three and nine months ended September 30, 2008, respectively, compared to $19.9 million and $62.1 million for the comparable periods in 2007. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income, net gains (losses) on investment securities and derivative instruments, and other income.

Service charges on deposit accounts and customer service fees increased to $14.6 million and $39.7 million for the three and nine months ended September 30, 2008, respectively, from $12.1 million and $34.3 million for the comparable periods in 2007. The increase in service charges and customer service fees is primarily attributable to: (a) higher deposit volumes associated with internal growth and our acquisitions of banks completed in 2007, as further described under "--Financial Condition," as well as changes in the overall mix of our deposit portfolio from time deposits to increased savings and money market deposits; (b) increased cardholder interchange income primarily due to an increase in debit card usage by our customer base; (c) increased fee income from customer service charges for non-sufficient funds and returned checks from our commercial deposit base resulting from our recently implemented overdraft privilege program and efforts to control fee waivers; and (d) pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

Gain on loans sold and held for sale increased to $908,000 and $3.6 million for the three and nine months ended September 30, 2008, respectively, in comparison to losses of $2.6 million and $555,000 for the comparable periods in 2007. The increase in 2008 is primarily attributable to a decrease in repurchase obligations on mortgage loans sold with recourse. For the three and nine months ended September 30, 2007, we established recourse reserves of $3.9 million and $7.2 million, respectively, which had the effect of decreasing our gain on sale. Gain on loans sold and held for sale for 2008 also reflects a pre-tax gain of $504,000 recognized in March 2008 on the sale of approximately $10.8 million of our small business loans. These increases were partially offset by a significant decrease in the volume of mortgage loans originated and subsequently sold in the secondary market, a pre-tax loss of $804,000 on the sale of approximately $24.0 million of residential real estate mortgage loans in April 2008, and a pre-tax gain of $851,000 recorded in April 2007 on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans.

We recorded net losses on investment securities of $1.1 million and $5.7 million for the three and nine months ended September 30, 2008, respectively, in comparison to net losses of $74,000 and $1.3 million for the comparable periods in 2007. In the second quarter of 2008, we recognized other-than-temporary impairment of $6.4 million on an equity investment in the common stock of a single company in the financial services industry. The other-than-temporary impairment was primarily caused by economic events impacting the financial services industry as a whole, and represented the difference between our cost basis and the fair value of the equity security as of June 30, 2008. In the third quarter of 2008, we recognized other-than-temporary impairment of $1.0 million on a preferred stock investment. The $1.0 million impairment recognition was the full amount of the investment and was necessitated by bankruptcy proceedings of the underlying financial services company. The other-than-temporary impairment of $7.4 million, in aggregate, was partially offset by a pre-tax gain of approximately $867,000 recognized on the sale of $81.5 million of available-for-sale investment securities in March 2008.

Bank owned life insurance investment income was $554,000 and $2.3 million for the three and nine months ended September 30, 2008, respectively, in comparison to $1.1 million and $2.8 million for the comparable periods in 2007, and reflects the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program, and overall market conditions.

Investment management income generated by MVP, our institutional money management subsidiary, was $737,000 and $2.8 million for the three and nine months ended September 30, 2008, respectively, in comparison to $1.4 million and $4.5 million for the same periods in 2007, reflecting decreased portfolio management fee income associated with a decline in assets under management primarily attributable to the loss of a single large customer in the fourth quarter of 2007 and current market conditions.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency, was $1.8 million and $5.7 million for the three and nine months ended September 30, 2008, respectively, in comparison to $1.8 million and $5.3 million for the same periods in 2007, primarily reflecting increased customer volumes.

We recorded  net losses of $57,000 and net gains of $1.7  million on  derivative instruments for the three and nine months ended September 30, 2008, respectively, in comparison to net gains of $603,000 and $261,000 for the same periods in 2007. The net gain for the nine months ended September 30, 2008 is primarily attributable to the net increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts through April 2008. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program, as further described under "--Interest Rate Risk Management." We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements.

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

Other income was $1.3 million and $15.6 million for the three and nine months ended September 30, 2008, respectively, in comparison to $5.6 million and $16.7 million for the comparable periods in 2007. The decrease in 2008 is primarily attributable to the following:

      >> A net decrease in mortgage and other servicing rights of $5.3 million and $6.5 million for the three and nine months ended September 30, 2008, compared to net decreases in mortgage and other servicing rights of $1.1 million and $4.1 million for the comparable periods in 2007. As further discussed under "--Effects of New Accounting Standards," on January 1, 2008, we opted to measure our servicing rights at fair value. As such, the fluctuations in 2008, as compared to 2007, reflect changes in the fair value of our servicing rights in comparison to amortization and impairment recognized in 2007;

      >> Recoveries of certain loan principal balances that had been previously charged off by the financial institutions prior to their acquisition by First Banks of $186,000 and $1.7 million for the three and nine months ended September 30, 2008, compared to $89,000 and $1.2 million for the same periods in 2007;

      >> A gain of $1.8 million for the nine months ended September 30, 2008 recognized on the sale of various state tax credits in April 2008; and

      >> A gain recognized in March 2008 on the Visa, Inc., or Visa, initial public offering of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa's initial public offering.

Noninterest Expense. Noninterest expense was $83.7 million and $251.8 million for the three and nine months ended September 30, 2008, respectively, in comparison to $84.8 million and $255.5 million for the comparable periods in 2007. Our efficiency ratio was 79.88% and 75.58% for the three and nine months ended September 30, 2008, respectively, compared to 72.24% and 73.18% for the comparable periods in 2007. The decrease in noninterest expense was primarily attributable to certain profit improvement initiatives that we implemented throughout 2007 and the first nine months of 2008.

Salaries and employee benefits expense was $35.2 million and $112.9 million for the three and nine months ended September 30, 2008, respectively, in comparison to $43.1 million and $132.1 million for the comparable periods in 2007. We attribute the overall decrease in salaries and employee benefits expense to reduced staffing levels within our mortgage banking division and the completion of certain other staff reductions in 2007 and the first nine months of 2008. Our total full-time equivalent employees (FTEs) decreased to approximately 2,302 at September 30, 2008, from 2,453 at September 30, 2007 and 2,720 at March 31, 2007, representing decreases of approximately 6.2% and 15.4% from those respective dates. We reduced our FTEs despite adding an aggregate of 26 additional branch offices through acquisitions in 2007 and an aggregate of 11 de novo branches opened in 2007 and 2008. The decrease in salaries and employee benefits expense is also reflective of reduced incentive compensation expense resulting from the significant decline in our earnings between the comparable periods.

Occupancy, net of rental income, and furniture and equipment expense was $15.3 million and $45.1 million for the three and nine months ended September 30, 2008, respectively, in comparison to $13.5 million and $38.5 million for the comparable periods in 2007. The increase in 2008 reflects higher levels of expense resulting from our de novo activities and acquisitions in 2007 and 2008, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain branch offices, increased expenses associated with the purchase and/or lease of properties that are expected to be utilized for future branch office locations, and depreciation expense associated with acquisitions and capital expenditures.

Information technology and item processing fees were $8.8 million and $27.2 million for the three and nine months ended September 30, 2008, respectively, in comparison to $9.0 million and $27.5 million for the same periods in 2007. As more fully described in Note 5 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and Adrian Baker and UPAC.

Legal, examination and professional fees were $4.4 million and $11.7 million for the three and nine months ended September 30, 2008, respectively, in comparison to $2.5 million and $6.9 million for the same periods in 2007, primarily reflecting an increase in professional fees resulting from internal investigations, including the investigation commissioned by the Audit Committee regarding certain matters associated with the mortgage banking division and the resulting restatement of our consolidated financial statements, as further discussed in Note 1 to our consolidated financial statements. The increased professional fees were also attributable to higher legal expenses related to collection and foreclosure efforts on problem loans and ongoing litigation matters, including those assumed through the acquisition of CFHI, as more fully described in Note 13 to our consolidated financial statements, and Coast Bank of Florida. We anticipate legal, examination and professional fees to remain at higher than historical levels until economic conditions stabilize as a result of higher legal and professional fees associated with foreclosures, collection efforts and other real estate properties.

Amortization of intangible assets was $2.8 million and $8.3 million for the three and nine months ended September 30, 2008, respectively, in comparison to $3.1 million and $9.3 million for the same periods in 2007, primarily reflecting a decrease in amortization expense on core deposit intangibles. As of the date of this report, we are in the process of completing an assessment of the carrying value of goodwill and other intangible assets. This assessment will be completed during the fourth quarter of 2008.

Advertising and business development expense was $1.8 million and $5.2 million for the three and nine months ended September 30, 2008, respectively, in comparison to $1.6 million and $5.1 million for the same periods in 2007, primarily reflecting a marketing campaign in the second and third quarters of 2008 associated with expanded deposit product and service offerings.

FDIC insurance expense was $1.5 million and $4.5 million for the three and nine months ended September 30, 2008, respectively, in comparison to $233,000 and $749,000 for the comparable periods in 2007. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums over the past several quarters and have now been depleted. We further anticipate that premium rates will likely increase in the future based on recent developments within the banking industry, including the failure of certain financial institutions, as more fully described under "--Recent Market Conditions."

Charitable contributions expense was $68,000 and $472,000 for the three and nine months ended September 30, 2008, respectively, in comparison to $1.7 million and $5.0 million for the same periods in 2007, reflecting a decrease in charitable contributions made to the Dierberg Operating Foundation, Inc., a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 5 to our consolidated financial statements.

Other expense was $12.4 million and $31.6 million for the three and nine months ended September 30, 2008, respectively, in comparison to $8.4 million and $25.2 million for the comparable periods in 2007. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense is primarily attributable to the following:

      >> Other real estate write-downs and expenses of $1.9 million and $3.8 million for the three and nine months ended September 30, 2008, respectively, compared to $235,000 and $586,000 for the same periods in 2007. We expect the level of write-downs and expenses on other real estate to remain at elevated levels in the near term as a result of the increase in our other real estate owned, which increased to $44.3 million at September 30, 2008, from $11.2 million at December 31, 2007;

      >> A litigation settlement of $750,000 during the third quarter of 2008 pertaining to a matter initially brought against CFHI prior to our acquisition, as further described in Note 13 to our consolidated financial statements;

      >> Overdraft losses, net of recoveries, of $1.3 million and $1.7 million for the three and nine months ended September 30, 2008, respectively, compared to $436,000 and $1.0 million for the same periods in 2007, primarily resulting from our recently implemented overdraft privilege program; and

      >> An increase in expenses associated with continued growth and expansion of our banking franchise, primarily associated with expansionary activities in 2006 and 2007.

Provision for Income Taxes. The provision (benefit) for income taxes reflects an income tax benefit of $52.8 million and $77.9 million for the three and nine months ended September 30, 2008, respectively, compared to an income tax provision of $6.5 million and $25.8 million for the comparable periods in 2007. Our effective tax rate was 67.8% and 52.8% for the three and nine months ended September 30, 2008, respectively, compared to 33.9% and 35.2% for the comparable periods in 2007. The decrease in income taxes is primarily attributable to our reduced level of earnings and a partial reversal of our deferred tax asset valuation allowance of $22.8 million, which resulted in an increase in the benefit for income taxes of $21.6 million during the third quarter of 2008. Excluding the partial reversal of our deferred tax asset valuation allowance associated with the tax law change that was enacted on September 30, 2008 as further described in Note 11 to our consolidated financial statements, our effective tax rate was 40.1% and 38.2% for the three and nine months ended September 30, 2008, respectively.

                          Interest Rate Risk Management

We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the re-pricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of September 30, 2008 and December 31, 2007 are summarized as follows:

                                                                     September 30, 2008           December 31, 2007
                                                                   ----------------------      -----------------------
                                                                   Notional      Credit        Notional       Credit
                                                                    Amount      Exposure        Amount       Exposure
                                                                    ------      --------        ------       --------
                                                                              (dollars expressed in thousands)
      Cash flow hedges - loans ...........................         $400,000          442        400,000          5,271
      Cash flow hedges - subordinated debentures .........          125,000           --             --             --
      Interest rate floor agreements .....................               --           --        300,000          1,699
      Interest rate cap agreements .......................          400,000           --        400,000             50
      Interest rate lock commitments .....................            8,300           92          3,000             23
      Forward commitments to sell
        mortgage-backed securities .......................           23,000           82         55,000             40
                                                                   ========      =======       ========       ========

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

For the three and nine months ended September 30, 2008, we realized net interest income of $2.9 million and $7.6 million, respectively, on our derivative financial instruments, whereas for the three and nine months ended September 30, 2007, we realized net interest expense of $652,000 and $3.5 million, respectively, on our derivative financial instruments. The increase in net interest income is attributable to the decline in the prime lending rate. We recorded net losses of $57,000 and net gains of $1.7 million on derivative instruments for the three and nine months ended September 30, 2008, respectively, in comparison to net gains of $603,000 and $261,000 for the three and nine months ended September 30, 2007, respectively. These net gains and losses are included in noninterest income in our consolidated statements of operations. The net losses and net gains on our derivative instruments reflect changes in the fair value of our interest rate floor and interest rate cap agreements, as further discussed below. On May 9, 2008, we terminated our interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program.

Our asset-sensitive position, coupled with the effect of reductions in interest rates from September 2007 through late April 2008, as further discussed under "-- Results of Operations," has negatively impacted our net interest income and will continue to impact the level of our net interest income over time, as reflected in our net interest margin for the three and nine months ended September 30, 2008 as compared to the comparable periods in 2007, and further discussed under "-- Net Interest Income."

Cash Flow Hedges - Loans. We entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain of our loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

      >> In July 2003, we entered into an interest rate swap agreement with a $200.0 million notional amount. The underlying hedged assets were certain variable rate loans within our commercial loan portfolio. The swap agreement provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.85%. The terms of the swap agreement provided for us to pay interest on a quarterly basis and receive interest on a semi-annual basis. The interest rate swap agreement matured on July 31, 2007.

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

The amount receivable by us under these swap agreements was $752,000 and $6.0 million at September 30, 2008 and December 31, 2007, respectively, and the amount payable by us under these swap agreements was $309,000 and $683,000 at September 30, 2008 and December 31, 2007, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges on certain loans as of September 30, 2008 and December 31, 2007 were as follows:

                                                        Notional    Interest Rate  Interest Rate     Fair
                          Maturity Date                  Amount         Paid         Received        Value
                          -------------                  ------         ----         --------        -----
                                                                 (dollars expressed in thousands)

         September 30, 2008:
             September 18, 2009......................  $ 200,000         2.14%          5.20%      $  4,730
             September 20, 2010......................    200,000         2.14           5.20          9,509
                                                       ---------                                   --------
                                                       $ 400,000         2.14           5.20       $ 14,239
                                                       =========        =====          =====       ========

         December 31, 2007:
             September 18, 2009......................  $ 200,000         4.39%          5.20%      $  4,585
             September 20, 2010......................    200,000         4.39           5.20          7,331
                                                       ---------                                   --------
                                                       $ 400,000         4.39           5.20       $ 11,916
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

The amount receivable by us under these swap agreements was $429,000 at September 30, 2008, and the amount payable by us under these swap agreements was $437,000 at September 30, 2008.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges on certain subordinated debentures as of September 30, 2008 were as follows:

                                                        Notional    Interest Rate  Interest Rate      Fair
                        Maturity Date                    Amount         Paid         Received        Value
                        -------------                    ------         ----         --------        -----
                                                                  (dollars expressed in thousands)

         July 7, 2011................................  $  25,000         4.40%          4.44%      $    586
         December 15, 2011...........................     50,000         4.91           4.67            951
         March 30, 2012..............................     25,000         4.71           5.37            570
         December 15, 2012...........................     25,000         5.57           5.07            531
                                                       ---------                                   --------
                                                       $ 125,000         4.90           4.84       $  2,638
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

Interest Rate Cap Agreements. In September 2006, we entered into a $200.0 million notional amount three-year interest rate cap agreement and a $200.0 million notional amount four-year interest rate cap agreement in conjunction with the interest rate swap agreements designated as cash flow hedges that we entered into in September 2006, as previously described, to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The $200.0 million notional amount three-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.00% should the three-month LIBOR exceed the strike price. The $200.0 million notional amount four-year interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month LIBOR and the strike price of 7.50% should the three-month LIBOR exceed the strike price. The fair value of the interest rate cap agreements, which is included in other assets in our consolidated balance sheets, was zero and $50,000 at September 30, 2008 and December 31, 2007, respectively.

Pledged Collateral. At September 30, 2008 and December 31, 2007, we had accepted cash of $15.9 million and $21.4 million, respectively, as collateral in connection with our interest rate swap agreements on loans. At September 30, 2008, we had pledged cash of $1.0 million as collateral in connection with our interest rate swap agreements on our subordinated debentures.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in December 2008. The fair value of the interest rate lock commitments, which is included in other assets in our consolidated balance sheets, was $92,000 and $23,000 at September 30, 2008 and December 31, 2007, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in our consolidated balance sheets, was $82,000 and $40,000 at September 30, 2008 and December 31, 2007, respectively.

                       Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 93.3% and 93.2% of our total interest income for the three and nine months ended September 30, 2008, respectively, in comparison to 89.9% and 89.4% for the comparable periods in 2007. Loans, net of unearned discount, decreased to $8.88 billion, or 81.9% of our assets, at September 30, 2008, compared to $8.89 billion, or 81.5% of our assets, at December 31, 2007. The following table summarizes the composition of our loan portfolio at September 30, 2008 and December 31, 2007:

                                                                            September 30,   December 31,
                                                                                2008            2007
                                                                                ----            ----
                                                                                             (Restated)
                                                                         (dollars expressed in thousands)

         Commercial, financial and agricultural............................ $ 2,594,643      2,382,067
         Real estate construction and development..........................   1,810,619      2,141,234
         Real estate mortgage:
             One-to-four family residential................................   1,589,237      1,602,575
             Multi-family residential......................................     216,077        177,246
             Commercial real estate........................................   2,536,897      2,431,464
         Consumer and installment, net of unearned discount................      86,179         85,519
         Loans held for sale...............................................      41,519         66,079
                                                                            -----------     ----------
             Loans, net of unearned discount............................... $ 8,875,171      8,886,184
                                                                            ===========     ==========

The overall decrease in loans, net of unearned discount, during the first nine months of 2008 is primarily attributable to the following:

      >> A decrease of $330.6 million in our real estate construction and development portfolio primarily attributable to internal efforts to decrease our exposure to real estate construction and development loans, and increased charge-offs recorded on certain existing loans, as further discussed below;

      >> A decrease of $13.3 million in our one-to-four family residential portfolio primarily attributable to a decrease in our loans secured by first liens of $71.9 million from $1.25 billion at December 31, 2007 to $1.18 billion at September 30, 2008, primarily driven by net loan charge-offs of $38.1 million, partially offset by an increase in our home equity portfolio of $58.6 million from $348.9 million at December 31, 2007 to $407.5 million at September 30, 2008 primarily attributable to internal loan production growth; and

      >> A decrease of $24.6 million in our loans held for sale primarily attributable to lower production volume in our mortgage division; partially offset by

      >> An increase of $212.6 million in our commercial, financial and agricultural portfolio primarily attributable to internal loan production growth, partially offset by the sale of the guaranteed portion of approximately $10.8 million of our small business loans in March 2008, which resulted in a pre-tax gain of $504,000; and

      >> Increases of $105.4 million and $38.8 million, respectively, in our commercial real estate and multi-family residential portfolios primarily attributable to internal loan production growth.

The overall change in the mix of our loan portfolio is commensurate with our strategy of reducing our exposure to real estate, particularly construction and land development, in the current economic environment in which many of our market sectors have experienced significant declines in real estate values. We are primarily redeploying the proceeds from the net decrease in construction and land development loans into commercial, financial and agricultural loans.

An Executive Loan Committee (ELC) was formed in July 2008 and weekly meetings began on August 4, 2008. The ELC has been formed to provide expanded executive focus on the appropriate direction and pricing of the loan portfolio. All new loans over $5.0 million and all construction loans over $500,000 currently require advance approval by the ELC. In addition, all loans and renewals over $2.0 million are subsequently reviewed by the ELC. The ELC consists of the First Banks President and Chief Executive Officer, the First Bank President and Chief Executive Officer, the Chief Credit Officer, and the Midwest Senior Credit Officer. The ELC meets weekly and also serves as the primary internal body responsible for review of portfolio trends, concentrations, and loan segment risks.

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2008 and December 31, 2007:

                                                                             September 30,    December 31,
                                                                                 2008             2007
                                                                                 ----             ----
                                                                                               (Restated)
                                                                          (dollars expressed in thousands)
            Commercial, financial and agricultural:
                 Nonaccrual .............................................     $    8,748           5,916
            Real estate construction and development:
                 Nonaccrual .............................................        280,821         151,812
            Real estate mortgage:
                 One-to-four family residential:
                     Nonaccrual .........................................         77,254          32,931
                     Restructured .......................................         24,894               7
                 Multi-family residential:
                     Nonaccrual .........................................            152              --
                 Commercial real estate:
                     Nonaccrual .........................................         17,934          11,294
            Consumer and installment:
                 Nonaccrual .............................................            278             263
                                                                              ----------      ----------
                       Total nonperforming loans ........................        410,081         202,223
            Other real estate ...........................................         44,332          11,225
                                                                              ----------      ----------
                       Total nonperforming assets .......................     $  454,413         213,448
                                                                              ==========      ==========

            Loans, net of unearned discount .............................     $8,875,171       8,886,184
                                                                              ==========      ==========

            Loans past due 90 days or more and still accruing ...........     $   26,953          26,753
                                                                              ==========      ==========

            Ratio of:
              Allowance for loan losses to loans ........................           2.38%           1.89%
              Nonperforming loans to loans ..............................           4.62            2.28
              Allowance for loan losses to nonperforming loans .. .......          51.46           83.27
              Nonperforming assets to loans and other real estate .......           5.09            2.40
                                                                              ==========      ==========

Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $410.1 million at September 30, 2008, compared to $366.9 million at June 30, 2008, $236.8 million at March 31, 2008 and $202.2 million at December 31, 2007. Nonperforming loans were 4.62% of loans, net of unearned discount, at September 30, 2008, compared to 4.06%, 2.63% and 2.28% of loans, net of unearned discount, at June 30, 2008, March 31, 2008 and December 31, 2007, respectively. Other real estate owned was $44.3 million, $20.0 million, $13.2 million and $11.2 million at September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, were $454.4 million at September 30, 2008, compared to $387.0 million, $250.0 million, and $213.4 million at June 30, 2008, March 31, 2008 and December 31, 2007, respectively. Loans past due 90 days or more and still accruing interest were $27.0 million at September 30, 2008, compared to $14.5 million, $23.6 million and $26.8 million at June 30, 2008, March 31, 2008 and December 31, 2007, respectively.

Nonperforming loans at September 30, 2008 increased $207.9 million, or 102.8%, from nonperforming loans at December 31, 2007. The following table summarizes the composition of our nonperforming loans as of September 30, 2008 and December 31, 2007:

                                                                             September 30,     December 31,
                                                                                  2008            2007
                                                                                  ----            ----
                                                                          (dollars expressed in thousands)
      Northern California real estate ...................................     $  112,636          99,234
      Mortgage banking division .........................................         52,565          20,347
      Florida ...........................................................         76,521          45,098
      Southern California real estate ...................................         45,709              --
      Chicago real estate ...............................................         35,821              --
      Metro St. Louis, Missouri real estate .............................         29,536           5,000
      Texas real estate .................................................         20,350           6,533
      Other .............................................................         36,943          26,011
                                                                              ----------      ----------
           Total nonperforming loans ....................................     $  410,081         202,223
                                                                              ==========      ==========

We attribute the increase in our nonperforming loans to the following:

      >> An increase in one-to-four family residential nonaccrual loans of $44.3 million, primarily due to increases in our mortgage banking division and Florida region. One-to-four family residential nonaccrual loans in our mortgage banking division increased $14.5 million, from $20.3 million at December 31, 2007 to $34.8 million at September 30, 2008. One-to-four family residential nonaccrual loans in our Florida region increased $20.8 million, from $7.4 million at December 31, 2007 to $28.1 million at September 30, 2008. We continue to experience deterioration in our one-to-four family residential portfolio as a result of weak economic conditions in the nationwide housing markets and significant declines in real estate values in all of our markets generally and in particular, Florida and California;

      >> An increase in one-to-four family restructured loans during the first nine months of 2008 of $24.9 million. At September 30, 2008, restructured loans in our mortgage banking division and Florida region were $17.8 million and $7.1 million, respectively. Throughout the first nine months of 2008, certain one-to-four family residential mortgage loans in our Florida region and mortgage banking division, primarily located in California, have been restructured, whereby the contractual interest rate was reduced over a certain time period due to concentrated efforts to work with borrowers. At the time of the restructuring, the individual loans were in full compliance with the terms of the original loan contracts; and

      >> An increase in real estate construction and development nonaccrual loans of $129.0 million. Real estate construction and development nonaccrual loans in Northern California increased $13.4 million from $99.2 million at December 31, 2007 to $112.6 million at September 30, 2008. Real estate construction and development nonaccrual loans also increased throughout our other regions, including Southern California, Chicago and Metro St. Louis, which experienced increases of $45.7 million, $35.8 million, and $24.5 million, respectively, during the nine months ended September 30, 2008. We continue to experience deterioration in our real estate construction and development portfolio as a result of weak economic conditions and significant declines in real estate values, particularly in California.

We expect the declining and unstable market conditions associated with our one-to-four family residential mortgage loan portfolio and our real estate construction and development portfolio, particularly in California and Florida, to continue, which will likely continue to impact the overall level of our nonperforming loans, loan charge-offs and provision for loan losses. As of September 30, 2008 and December 31, 2007, $206.7 million and $157.1 million, respectively, of loans not included in the nonperforming assets table above were identified by management as having potential credit problems, or problem loans. The increase in the level of problem loans during 2008 primarily reflects weak economic conditions in the nationwide housing markets and significant declines in real estate values in all of our markets generally and, in particular, Florida and California.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $44.0 million and $22.2 million at September 30, 2008, respectively, and $84.9 million and $46.0 million at December 31, 2007, respectively. We recorded impaired loans acquired in acquisitions during the year ended December 31, 2007 of $45.7 million at the time of acquisition. Changes in the carrying amount of impaired loans acquired in acquisitions for the three and nine months ended September 30, 2008 were as follows:

                                                                     Three Months          Nine Months
                                                                         Ended                 Ended
                                                                  September 30, 2008    September 30, 2008
                                                                  ------------------    ------------------
                                                                      (dollars expressed in thousands)
         Balance, beginning of period.............................     $  30,383              46,003
         Transfers to other real estate............................       (2,543)             (7,749)
         Loans charged-off.........................................       (1,892)             (6,952)
         Payments and settlements..................................       (3,760)             (9,114)
                                                                        --------             -------
         Balance, end of period....................................     $ 22,188              22,188
                                                                        ========             =======

There was no allowance for loan losses related to these loans at September 30, 2008 and December 31, 2007. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at September 30, 2008 and December 31, 2007.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 were as follows:

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                     September 30,
                                                                 --------------------------        --------------------------
                                                                    2008             2007             2008            2007
                                                                    ----             ----             ----            ----
                                                                                  (Restated)                        (Restated)
                                                                                (dollars expressed in thousands)
      Balance, beginning of period .......................       $ 200,957          142,922          168,391          145,729
      Acquired allowance for loan losses .................              --               --               --            2,925
                                                                 ---------        ---------        ---------        ---------
                                                                   200,957          142,922          168,391          148,654
                                                                 ---------        ---------        ---------        ---------
      Loans charged-off ..................................         (91,458)         (19,074)        (192,363)         (35,269)
      Recoveries of loans previously charged-off .........           2,527            2,814            5,998            6,360
                                                                 ---------        ---------        ---------        ---------
        Net loan charge-offs .............................         (88,931)         (16,260)        (186,365)         (28,909)
                                                                 ---------        ---------        ---------        ---------
      Provision for loan losses ..........................          99,000           13,503          229,000           20,420
                                                                 ---------        ---------        ---------        ---------
      Balance, end of period .............................       $ 211,026          140,165          211,026          140,165
                                                                 =========        =========        =========        =========

We recorded net loan charge-offs of $88.9 million and $186.4 million for the three and nine months ended September 30, 2008, respectively, compared to $16.3 million and $28.9 million for the comparable periods in 2007. Our annualized net loan charge-offs as a percentage of average loans was 2.77% for the first nine months of 2008, compared to 0.49% for the comparable period in 2007.

The following table summarizes the composition of our net loan charge-offs (recoveries) for the three and nine months ended September 30, 2008 and 2007:

                                                                    Three Months Ended                  Nine Months Ended
                                                                        September 30,                      September 30,
                                                                 --------------------------        --------------------------
                                                                    2008             2007             2008            2007
                                                                    ----             ----             ----            ----
                                                                                  (Restated)                        (Restated)
                                                                                (dollars expressed in thousands)
      Northern California real estate ....................       $  37,515               --           94,791            2,500
      Mortgage banking division ..........................          12,883            6,440           31,649           13,069
      Florida ............................................          10,641               --           18,943               --
      Southern California real estate ....................           8,992               --           10,026               --
      Chicago real estate ................................           9,203             (191)           9,201             (358)
      Metro St. Louis, Missouri real estate ..............           4,050               (2)           5,044              (15)
      Texas real estate ..................................             370                1            3,592               77
      Other ..............................................           5,277           10,012           13,119           13,636
                                                                 ---------        ---------        ---------        ---------
        Net loan charge-offs .............................       $  88,931           16,260          186,365           28,909
                                                                 =========        =========        =========        =========

Net loan charge-offs recorded for the three and nine months ended September 30, 2008 included $37.5 million and $94.8 million, respectively, of net loan charge-offs associated with our Northern California real estate construction and development portfolio, compared to zero and $2.5 million for the comparable periods in 2007. We continue to experience distress and declining conditions within our Northern California real estate market, resulting in further increased developer inventories, slower lot and home sales, and substantially declining market values. Net loan charge-offs recorded for the three and nine months ended September 30, 2008 also include $12.9 million and $31.6 million, respectively, of net loan charge-offs associated with our mortgage banking division, compared to $6.4 million and $13.1 million for the comparable periods in 2007, and $10.6 million and $18.9 million, respectively of net loan charge-offs associated with our Florida region acquired in November 2007. We continue to experience deterioration in our one-to-four family residential portfolios as a result of weak economic conditions in the nationwide housing markets and significant declines in real estate values in all of our markets generally and, in particular, Florida and California.

Our allowance for loan losses was $211.0 million at September 30, 2008, $201.0 million at June 30, 2008, $185.2 million at March 31, 2008, and $168.4 million at December 31, 2007. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.38% at September 30, 2008, 2.22% at June 30, 2008, 2.05% at March 31, 2008, and 1.89% at December 31, 2007. The increase in this ratio is primarily due to the increase in nonperforming and other problem loans throughout the three and nine months ended September 30, 2008, which has led to a provision for loan losses in excess of net loan charge-offs to reserve for probable losses in the loan portfolio.

Our allowance for loan losses as a percentage of nonperforming loans was 51.46%, 54.77%, 78.20%, and 83.27% at September 30, 2008, June 30, 2008, March 31, 2008,
and December 31, 2007, respectively. The decrease in this ratio is primarily due to $91.1 million of nonperforming loans in FB Holdings at September 30, 2008, as further described in Note 5 to our consolidated financial statements. These loans were contributed by First Bank to FB

Holdings at estimated fair value, and as such, currently have no related allowance for loan losses allocation at September 30, 2008. Net loan charge-offs associated with the loans contributed to FB Holdings were approximately $20.8 million and $82.7 million for the three and nine months ended September 30, 2008, respectively, of which $10.5 million and $67.8 million, respectively, relate to our Northern California real estate portfolio. We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the economic environment, including highly competitive markets within certain sectors of our loan portfolio and significantly declining real estate values.

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

                                    Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB and other borrowings. The aggregate funds acquired from these sources were $1.87 billion and $2.00 billion at September 30, 2008 and December 31, 2007, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our notes payable, at September 30, 2008:

                                                      Certificates of Deposit     Other
                                                        of $100,000 or More    Borrowings          Total
                                                        -------------------    ----------          -----
                                                                   (dollars expressed in thousands)
         Three months or less.............................  $   410,771          167,187           577,958
         Over three months through six months.............      243,774          200,000           443,774
         Over six months through twelve months............      425,164          100,000           525,164
         Over twelve months...............................      201,582          120,727           322,309
                                                            -----------         --------        ----------
              Total.......................................  $ 1,281,291          587,914         1,869,205
                                                            ===========         ========        ==========

In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank of St. Louis. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2008 and December 31, 2007, First Bank's borrowing capacity under the agreement was approximately $1.57 billion and $523.3 million, respectively.

In addition, First Bank's borrowing capacity through its relationship with the FHLB was approximately $764.3 million and $672.3 million at September 30, 2008 and December 31, 2007, respectively. We had FHLB advances outstanding of $300.7 million at September 30, 2008, compared to $857,000 at December 31, 2007. During the first nine months of 2008, First Bank has entered into four $100.0 million FHLB advances which mature in November 2008, January 2009, February 2009 and July 2009. In September 2008, we prepaid the $100.0 million FHLB advance that was scheduled to mature in November 2008 and incurred a prepayment penalty of $3,000, which was recorded as interest expense on other borrowings.

First Banks, Inc. also has a borrowing relationship with its affiliated entity, Investors of America, LP, which provides for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries, as further described in Note 5 and Note 9 to our accompanying consolidated financial statements. First Banks, Inc. did not have any balances outstanding on this borrowing arrangement at September 30, 2008. In addition, the Company is currently required to obtain prior approval from the FRB prior to incurring additional debt obligations, including advancing funds under this borrowing arrangement, in accordance with the provisions of the informal agreements further described under "--Regulatory Matters."

Our loan-to-deposit ratio increased to 99.8% at September 30, 2008 from 97.1% at December 31, 2007. As a result of this increase, we implemented certain strategies during the first nine months of 2008 to improve our liquidity position, including the additional FHLB borrowings, as discussed above, increasing the availability of our borrowing relationship with both the Federal Reserve Bank of St. Louis and the FHLB through additional collateral availability and receiving deposits placed into CDARS on a reciprocal basis, thereby increasing our time deposits. We are continuing to closely monitor liquidity and take appropriate actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, increased loan funding needs, operating and debt service requirements, and current deposit trends.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at September 30, 2008 were as follows:

                                                    Less than           1-3            3-5             Over
                                                      1 Year           Years          Years          5 Years      Total (1)
                                                      ------           -----          -----          -------      ---------
                                                                         (dollars expressed in thousands)
      Operating leases .......................      $   16,806          27,150          18,639          47,800      110,395
      Certificates of deposit (2) ............       3,081,948         657,942          42,779           1,664    3,784,333
      Other borrowings (2) ...................         467,187             727         120,000              --      587,914
      Subordinated debentures (2) ............              --              --              --         353,809      353,809
      Other contractual obligations ..........           2,014 (3)         381             367              25        2,787
                                                    ----------      ----------      ----------      ----------   ----------
           Total .............................      $3,567,955         686,200         181,785         403,298    4,839,238
                                                    ==========      ==========      ==========      ==========   ==========

      ----------
      (1) Amounts exclude FIN 48 unrecognized tax liabilities of $13.1 million and related accrued interest expense of $1.9 million for which the timing of payment of such liabilities cannot be reasonably estimated as of September 30, 2008.
      (2) Amounts exclude the related interest expense accrued on these obligations as of September 30, 2008. As further described under "--Regulatory Matters," we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.
      (3) Includes an accrued expense related to our remaining estimated indemnification obligation, as a member bank, to share certain litigation costs of Visa.

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

In September 2006, the FASB issued SFAS No. 157 - Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Implementation is deferred for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Early adoption is permitted as of the beginning of an entity's fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 157 related to financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually) on January 1, 2008, which did not have a material impact on our financial condition or results of operations other than certain additional disclosure requirements. The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FASB Staff Position, or FSP, No. SFAS 157-3 - Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active in October 2008. FSP No. SFAS 157-3 became effective as of September 30, 2008 and did not significantly impact the methods by which we determine the fair values of our financial assets.

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


       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, our risk management program's simulation model indicated a loss of projected net interest income should interest rates decline. We are "asset-sensitive," indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 3.9% of net interest income, based on assets and liabilities at December 31, 2007. At September 30, 2008, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

Our asset-sensitive position, coupled with the effect of recent cuts in interest rates in late 2007 and in the first four months of 2008, has negatively impacted our net interest income and will continue to impact the level of our net interest income over time, as reflected in our net interest margin for the three and nine months ended September 30, 2008 as compared to the comparable periods in 2007, and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." Furthermore, the Federal

Reserve reduced interest rates by an additional 100 basis points during October 2008, which will further impact the level of our future net interest income.


                        ITEM 4 - CONTROLS AND PROCEDURES

Except for the changes noted below, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report,  we have completed  remediation  efforts and have
implemented   additional   measures  to  address  the  aforementioned   material
weaknesses, including the following:

      >> Hired a new President of the Company's mortgage banking division and established a direct reporting line to the Executive Vice President and Director of Retail Banking;

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

      >> Instituted increased segregation of duties controls within the Company's mortgage banking division; and

      >> Examined the methods in which internal controls were circumvented and developed measures to strengthen such controls; and

      >>    Implemented   additional  monitoring  controls,   including  certain
            analytical procedures and additional oversight of the mortgage banking division.

In addition, the individual directly responsible for the omission of the repurchase agreement obligation, including the related interest expense thereon, and an overstatement of mortgage banking revenues was terminated subsequent to December 31, 2007 and prior to the identification of the material weaknesses.

We will continue to evaluate the effectiveness of our remediation process and the actions taken to date as summarized above. In addition, certain completed remediation efforts are subject to testing for operating effectiveness and further evaluation by our Internal Audit and Risk Management Departments, and by our Independent Registered Public Accounting Firm.

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


                           PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

CFHI Securities Litigation. Prior to acquisition by First Banks, CFHI and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the "Court") alleging violations of the federal securities laws, the first of which was filed with the Court on March 20, 2007 (the "Securities Actions"). On June 22, 2007, the Court entered an order pursuant to which the Court (i) consolidated the Securities Actions, with the matter proceeding under the docket for Grand Lodge of Pennsylvania v.
                                                  ------------------------------
Brian P. Peters, et al., Case No.  8:07-cv-429-T-26-EAJ  and (ii) appointed Troy
-----------------------
Ratcliff and Daniel Altenburg (the "Lead Plaintiffs") as lead plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

Subsequent to the disposition of certain preliminary motions filed by plaintiffs and defendants, on April 2, 2008, the Lead Plaintiffs and an additional plaintiff, St. Denis J. Villere & Co., LLC, filed a second consolidated amended class action complaint (the "Amended Complaint"). The Amended complaint names as defendants (i) certain former officers and members of CHFI's board of directors,
(ii) the underwriters of CFHI's October 5, 2005 public offering of common stock, and (iii) CFHI's external auditors.

The Amended Complaint was brought on behalf of a putative class of purchasers of CFHI's common stock between January 21, 2005 and January 22, 2007. In general, the Amended Complaint alleges that CFHI's SEC filings and public statements contained misstatements and omissions regarding its residential construction-to-permanent lending operations and, more specifically, regarding a home builder and its affiliates and also alleges that CFHI's financial statements violated U.S. generally accepted accounting principles. The Amended Complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

On or about September 26, 2008, CFHI and the plaintiffs reached an agreement-in-principle for the settlement of the Securities Actions. Pursuant to the agreement-in-principle, CFHI and its insurer will pay an amount in settlement of the claims, and CFHI, the former officer and director defendants, and the underwriter defendants will be released and dismissed with prejudice from the action. Under the proposed terms, the Company's allocation of the settlement amount is $750,000, and was recorded as other expense in the consolidated statement of operations for the three months ended September 30, 2008. CFHI and the plaintiffs are in the process of preparing definitive documentation formalizing the settlement and defining its terms. Among other terms and conditions, the settlement is subject to approval by the Court and will not be consummated if the Court fails to grant approval. The timing of any final settlement cannot be determined at this time as it remains subject to final negotiations and approval by the Court.

As further described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and First Bank have entered into informal agreements with the Federal Reserve Bank of St. Louis and the Missouri Division of Finance.


                             ITEM 1A - RISK FACTORS

In addition to the risk factors described in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q for the period ended March 31, 2008, we have identified four additional risk factors, described below, that readers of this Quarterly Report on Form 10-Q should consider in conjunction with the other information included in this Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto.

There Can Be No Assurance That The Recently Enacted Emergency Economic Stabilization Act of 2008 Will Help Stabilize The U.S. Financial System. On October 3, 2008, President Bush signed into law the EESA. The Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations and our access to credit and capital.

The Corporation May Be Adversely Affected By The Soundness Of Other Financial Institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

Current Levels of Market Volatility Are Unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Current Market Developments May Adversely Affect Our Industry, Business And Results Of Operations. Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

The Company and First Bank have entered into informal agreements with the Federal Reserve Bank of St. Louis and the Missouri Division of Finance. As further described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and First Bank have entered into informal agreements with the Federal Reserve Bank of St. Louis and the Missouri Division of Finance (the "Regulatory Agreements"). Although the Company cannot predict what the impact of not complying with the Regulatory Agreements would be, failure to comply could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Furthermore, under the Regulatory Agreements, the Company and First Bank must receive approval from the relevant agency prior to paying any dividends on its capital stock or making any interest payments on the Company's outstanding subordinated debentures. Although the Company has received approval to make its next regular dividend and interest payments, our ability to make subsequent payments depends on the prior approval of the appropriate regulatory agency.

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

Date: November 13, 2008

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