Form 10-K
period 2008-12-31
FIRST BANKS, INC
filed 2009-03-25
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number – 0-20632

FIRST BANKS, INC.
(Exact name of registrant as specified in its charter)

MISSOURI	43-1175538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 North Meramec, Clayton, Missouri	63105
(Address of principal executive offices)	(Zip code)

(314) 854-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

8.15% Cumulative Trust Preferred Securities
(issued by First Preferred Capital Trust IV and	New York Stock Exchange
guaranteed by First Banks, Inc.)

Securities registered pursuant to Section 12(g) of the Act:

None
 (Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☒ Yes ☐ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

          None of the voting stock of the Company is held by non-affiliates. All of the voting stock of the Company is owned by various trusts, which were established by and for the benefit of Mr. James F. Dierberg, the Company’s Chairman of the Board of Directors, and members of his immediate family.

          At March 25, 2009, there were 23,661 shares of the registrant’s common stock outstanding.

FIRST BANKS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND FACTORS THAT COULD AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to:

➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

➢

The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program and the U.S. Treasury’s Capital Purchase Program and Troubled Asset Repurchase Program authorized by the Emergency Economic Stabilization Act of 2008.

➢	The current stresses in the financial and residential real estate markets, including possible continued deterioration in property values;

➢	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins;

➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

➢	Volatility and disruption in national and international financial markets;

➢	Government intervention in the U.S. financial system, as further discussed under “Item 1. Business — Supervision and Regulation” and “Item 1. Business —Item 1A. Risk Factors;”

➢	Changes in consumer spending, borrowings and savings habits;

➢	The impact of laws and regulations applicable to us and changes therein;

➢

The impact of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

➢

Competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us;

➢	Our ability to control the composition of our loan portfolio without adversely affecting interest income;

➢	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;

➢	The geographic dispersion of our offices;

➢	The impact our hedging activities may have on our operating results;

➢	The highly regulated environment in which we operate;

➢

Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into between the Company, First Bank, the Federal Reserve Bank of St. Louis and the Missouri Division of Finance, as further discussed under “—Item 1. Business —Supervision and Regulation – Regulatory Matters;” and

➢	Our ability to respond to changes in technology or an interruption or breach in security of our information systems.

With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include:

➢	The competition of larger acquirers with greater resources;

➢	Fluctuations in the prices at which acquisition targets may be available for sale;

➢	The impact of making acquisitions without using our common stock;

➢	Possible asset quality issues, pending litigation, unknown liabilities and/or integration issues with the businesses that we have acquired; and

➢	The impact of the regulatory agreements between the Company, First Bank, the Federal Reserve Bank of St. Louis and the Missouri Division of Finance.

For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to further discussion under “ Item 1. Business—Item 1A. Risk Factors.” We do not have a duty to and will not update these forward-looking statements. Readers of this Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

PART I

Item 1.	Business

General. We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, our wholly owned subsidiary company, Coast Financial Holdings, Inc., or CFHI, headquartered in Bradenton, Florida, and SFC’s majority-owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries, as listed below:

➢	First Bank Business Capital, Inc.;

➢	Missouri Valley Partners, Inc., or MVP;

➢	Adrian N. Baker & Company, or Adrian Baker;

➢	Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc., or collectively, UPAC;

➢	Small Business Loan Source LLC, or SBLS LLC; and

➢	FB Holdings, LLC, or FB Holdings.

First Bank’s subsidiaries are wholly owned, except for: (a) SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc., or FCA, a corporation owned and operated by Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family; and (b) FB Holdings, which was 53.24% owned by First Bank and 46.76% owned by FCA as of December 31, 2008.

First Bank currently operates 215 branch offices in California, Florida, Illinois, Missouri and Texas, with 251 automated teller machines, or ATMs, across the five states. Over the last ten years, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. At December 31, 2008, we had assets of $10.78 billion, loans, net of unearned discount, of $8.59 billion, deposits of $8.74 billion and stockholders’ equity of $867.0 million.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas, and Florida, including Bradenton and the greater Tampa metropolitan area. Certain loan products, including small business loans and insurance premium financing loans, are generally available nationwide through our subsidiaries, SBLS LLC and UPAC, respectively.

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

Various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.

We have formed numerous affiliated Delaware or Connecticut business or statutory trusts. These trusts operate as financing entities and were created for the sole purpose of issuing trust preferred securities, and the sole assets of the trusts are our subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts, as more fully described in Note 12 to our consolidated financial statements. We pay interest on our subordinated debentures to our respective financing entities. In turn, our financing entities pay distributions to the holders of the trust preferred securities. The interest payable on our subordinated debentures is included in interest expense in our consolidated statements of operations.

The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange, or NYSE. The remaining trust preferred securities were issued in private placements. The trust preferred securities have no voting rights except in certain limited circumstances.

Recent Developments. On December 31, 2008, First Banks entered into a Letter Agreement, including a Securities Purchase Agreement – Standard Terms, or Purchase Agreement, with the United States Department of the Treasury, or the U.S. Treasury, pursuant to the Troubled Asset Relief Program Capital Purchase Program, or TARP. Under the terms of the Purchase Agreement, on December 31, 2008 we issued to the U.S. Treasury, 295,400 shares of senior preferred stock (Class C Preferred Stock) and a warrant, or Warrant, to acquire up to 14,784.78478 shares of a separate series of senior preferred stock (Class D Preferred Stock) for an aggregate purchase price of $295.4 million, pursuant to the standard TARP terms and conditions for non-public companies as described and set forth in the Purchase Agreement and the Warrant. Pursuant to the terms of the Warrant, the U.S. Treasury exercised the Warrant on December 31, 2008 and paid the exercise price by having us withhold, from the shares of Class D Preferred Stock that would otherwise be delivered to the U.S. Treasury upon such exercise, shares of Class D Preferred Stock issuable upon exercise of the Warrant with an aggregate liquidation amount equal in value to the aggregate exercise price of $14,784.78. The senior preferred stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Class C Preferred Stock and the Class D Preferred Stock are further described in Note 18 to our consolidated financial statements. The Purchase Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of the Company’s equity securities, and compensation of senior executive officers.

In addition, First Bank elected to participate in the Federal Deposit Insurance Corporation’s, or FDIC, Transaction Account Guarantee Program under its Temporary Liquidity Guarantee Program, as further discussed under “—Supervision and Regulation – General.” The program strives to strengthen confidence and encourage liquidity in the banking system by providing full insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.

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

We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have at times led to certain increased capital expenditures and related noninterest expenses, we have achieved and expect to see additional internal growth, more efficient operations and improved profitability over the long term, in accordance with our long-term corporate vision. In 2008, we formed a national banking unit to focus on delivering and expanding certain of our national lines of business, including specialized lending groups such as leveraged finance, healthcare lending, association banking services, religious lending, trade finance and treasury management services. We also implemented additional modifications to our commercial and business banking groups within our primary markets in a continued effort to build a stronger and more efficient commercial banking business. These modifications have realigned our resources to provide a more unified and consistent approach to the delivery of our products and services across all of our market areas. In line with our small business lending strategy, we segmented the loan origination and servicing functions and added new business development officers in certain of our markets.

In light of our recent financial performance and current economic events, we have shifted our focus away from acquisitions in the near term as a means of growing our organization. However, historically, in the development of our banking franchise, we have acquired other entities providing financial services as one means of achieving our growth objectives and to augment internal growth. Acquisitions serve to enhance our presence in a given market, to expand the extent of our market area, to enable us to enter new or noncontiguous markets or to enable us to expand the array of financial services that we provide. Due to the nature of our ownership, we have elected to engage only in those acquisitions that can be accomplished for cash, rather than by issuing securities, which given the characteristics of the acquisition arena may, at times, place us at a competitive disadvantage relative to other acquirers offering stock transactions. This results from the market attractiveness of other financial institutions’ stock and the advantages of tax-free exchanges to the selling shareholders. Our acquisition activities are generally somewhat sporadic because we may consummate multiple transactions in a particular period, followed by a substantially less active acquisition period. Furthermore, the intangible assets recorded in conjunction with these acquisitions create an immediate reduction in our regulatory capital, providing further financial disincentives to paying large premiums in cash acquisitions.

Recognizing these facts, we generally follow certain patterns in our acquisitions. First, we have generally acquired several smaller institutions, sometimes over an extended period of time, rather than a single larger one. We attribute this approach to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. We have, however, periodically acquired larger institutions that provided us with the opportunity to rapidly expand our market presence in a highly desired market area. Secondly, in some acquisitions, we acquired institutions having significant asset-quality, ownership, legal, regulatory or other problems. We addressed the risks of these issues by adjusting the acquisition pricing, accompanied by appropriate remedial attention after consummation of the transaction. In these institutions, these issues may have diminished their attractiveness to other potential acquirers, and therefore may have reduced the amount of acquisition premium required. Finally, we may have pursued our acquisition strategy in other geographic areas, or pursued internal growth more aggressively because cash transactions may not have been economically viable in extremely competitive acquisition markets.

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

During the past three years, we completed seven bank acquisitions, three branch office purchases and also added two business lines, including an insurance premium financing company and an insurance brokerage agency, providing our customers with new and expanded products and services to complement our existing line of financial services. Through our acquisition of CFHI on November 30, 2007, we entered a fifth state, expanding our banking franchise by 20 branch offices in Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Our entrance into Florida provided us with further opportunities for growth and delivery of our full range of financial products and services. We significantly expanded our banking franchise in the dynamic market areas of Houston, Dallas and southern California, and further augmented our existing markets in metropolitan Chicago and the Midwest. With the significant expansion of our Chicago banking franchise in recent years, we have created a complete regional structure in the Chicago area as well as three additional commercial banking groups to enable our credit administration, commercial real estate and commercial and industrial banking groups, branch administration, credit review, and human resources and training functions to better serve our customers and employees. We funded these acquisitions from available cash reserves, borrowings under our former secured credit facility and proceeds from the issuance of subordinated debentures. These transactions are further described in Note 2 to our consolidated financial statements.

Our business strategy also encompasses the opening of de novo branch offices as another means of achieving our growth objectives, particularly when our acquisition prospects are somewhat limited, primarily due to the market environment requiring significantly higher premiums in order to transact financial institution acquisitions. Our de novo branch strategy also provides similar opportunities to our acquisition strategy by allowing us to enhance our presence in our existing markets and enter new markets. Additionally, we generally have more flexibility in selecting the most opportunistic sites for our de novo branches, constructing the branch offices in accordance with our standard business model and marketing and promoting our customized products and services under our long-established trade name. During the three years ended December 31, 2008, we opened the following 11 de novo branch offices:

Branch Office Location	Date Opened

St. Louis, Missouri	January 22, 2007
Katy (Houston), Texas	February 26, 2007
Lincoln (Sacramento), California	March 12, 2007
Dardenne Prairie (St. Louis), Missouri	May 9, 2007
Chula Vista (San Diego), California	June 25, 2007
Brentwood (San Francisco), California	September 24, 2007
Shadow Creek Ranch (Houston), Texas	October 15, 2007
Valencia (Los Angeles), California	October 29, 2007
Naperville (Chicago), Illinois	January 14, 2008
Arnold (St. Louis), Missouri	May 13, 2008
Blue Oaks Marketplace (Rocklin), California	August 18, 2008

Lending Activities. As further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” our business development efforts have been primarily focused on the origination of the following general loan types: commercial, financial and agricultural loans; real estate construction and land development loans; commercial real estate mortgage loans; and to a lesser extent, residential real estate mortgage loans. Our lending strategy emphasizes quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, most loans to borrowing entities other than individuals require the guarantee of the parent company or entity sponsor, or in the case of smaller entities, the personal guarantees of the principals. Our aggregate loan portfolio, net of unearned discount, has increased 61.3% from $5.33 billion at December 31, 2003, to $8.59 billion at December 31, 2008.

Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio was $2.58 billion, or 30.0% of total loans, at December 31, 2008, compared to $2.38 billion, or 26.8% of total loans, at December 31, 2007. Our commercial loan portfolio has increased significantly over recent years, reflecting increases of $447.2 million and $193.4 million during 2007 and 2008, respectively, through acquisitions completed in 2007 and consistent with our strategy of decreasing our exposure to real estate loans, specifically real estate construction and development, in light of the current economic environment. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers’ general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers’ ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank’s geographic trade areas of California, Florida, Illinois, Missouri and Texas that are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.

Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $1.57 billion, or 18.3% of total loans, at December 31, 2008, compared to $2.14 billion, or 24.1% of total loans, at December 31, 2007. Real estate construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the initial financing. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in acquisitions from time to time have been related to projects outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.

Commercial Real Estate. Our commercial real estate loan portfolio was $2.56 billion, or 29.8% of total loans, at December 31, 2008, compared to $2.43 billion, or 27.4% of total loans, at December 31, 2007. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner’s occupancy. The underwriting of owner occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, industrial and warehouse facilities and recreational properties. We typically only finance commercial real estate or rental properties that have lease commitments for a majority of the rentable space.

Residential Real Estate Mortgage. Our residential real estate mortgage loan portfolio was $1.55 billion, or 18.1% of total loans, at December 31, 2008, compared to $1.60 billion, or 18.0% of total loans, at December 31, 2007. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. We typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, although from time-to-time, we retain certain residential mortgage loans in our loan portfolio as directed by management’s business strategies.

Market Areas. As of December 31, 2008, First Bank’s 216 banking facilities were located in California, Florida, Illinois, Missouri and Texas. First Bank operates in the St. Louis metropolitan area, in eastern Missouri and throughout Illinois, including Chicago. First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; in Texas in the Houston and Dallas metropolitan areas, and in Florida, including Bradenton and the greater Tampa metropolitan area.

The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2008:

Geographic Area	Total Deposits (in millions)	Deposits as a Percentage of Total Deposits	Number of Locations

Southern California	$2,089.3	23.9%	42
Northern Illinois (including Chicago metropolitan area)	1,558.5	17.8	34
St. Louis, Missouri metropolitan area	1,449.6	16.6	34
Northern California	1,116.2	12.8	21
Central and southern Illinois	1,143.2	13.0	33
Texas	521.6	6.0	20
Florida	436.5	5.0	20
Missouri (excluding the St. Louis metropolitan area)	426.6	4.9	12

Total deposits	$8,741.5	100.0%	216

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

Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, and finance companies, including insurance premium financing companies, trust companies, insurance brokerage companies, credit unions, mortgage companies, leasing companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms and financial holding companies. Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors have advantages over us in providing certain services. We also compete with major multi-bank holding companies, which are significantly larger than us and have greater access to capital and other resources.

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

Deposit Insurance. Since First Bank is an institution chartered by the State of Missouri and a member of the Federal Reserve, both the State of Missouri Division of Finance, or the MDOF, and the Federal Reserve supervise, regulate and examine First Bank. First Bank is also regulated by the FDIC, which previously provided deposit insurance of up to $100,000 for each insured depositor. Effective October 3, 2008, deposits at FDIC-insured institutions are insured up to $250,000 for each insured depositor until December 31, 2009, at which time FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to $100,000 for each insured depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, was increased permanently to $250,000 for each insured depositor in 2006. On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program as part of its Temporary Liquidity Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that elect to participate in the program. The program applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. We have elected to participate in the FDIC’s Transaction Account Guarantee Program.

On February 27, 2009, the FDIC announced amendments to the restoration plan for the Deposit Insurance Fund, or DIF, to ensure the continued strength of the insurance fund by imposing a special assessment on FDIC-insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning in the second quarter of 2009. The emergency special assessment will be imposed on June 30, 2009, and will be collected on September 30, 2009. The interim rule will also permit the FDIC to impose an emergency special assessment after June 30, 2009 of up to 10 basis points, if necessary, to maintain public confidence in federal deposit insurance.

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

Nonbank Subsidiaries. Many of our nonbank subsidiaries are also subject to regulation by other applicable federal and state agencies. Our small business lending subsidiary is regulated by the U.S. Small Business Administration, or SBA. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Our other nonbank subsidiaries are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Securities and Exchange Commission. We are also under the jurisdiction of the United States Securities and Exchange Commission, or SEC, and certain state securities commissions for matters relating to the offering and sale of our securities. We are subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The securities issued by one of our affiliated trusts are listed on the New York Stock Exchange, or NYSE, under the trading symbol “FBSPrA,” and therefore, we are subject to certain rules and regulations of the NYSE.

U.S. Treasury. As further described above under “—Recent Developments,” on December 31, 2008, we completed the sale to the U.S. Treasury of $295.4 million of newly-issued non-voting preferred shares as part of the TARP. The U.S. Treasury has certain supervisory and oversight duties and responsibilities under the TARP and, pursuant to the terms of the Purchase Agreement, the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with us to the extent required to comply with any changes in applicable federal statutes.

SIGTARP. The Special Inspector General for the Troubled Asset Relief Program, or SIGTARP, was established pursuant to Section 121 of the Emergency Economic Stabilization Act of 2008, or EESA, and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the U.S. Treasury under the TARP, including the shares of non-voting preferred shares purchased from us.

Regulatory Matters. In connection with the most recent regular examinations of the Company and First Bank by the Federal Reserve Bank of St. Louis, or FRB, and the MDOF, the Company and First Bank entered into informal agreements with each agency. On September 18, 2008, First Bank and its Board of Directors entered into an informal agreement with the FRB and the MDOF. In addition, on October 2, 2008, the Company and its Board of Directors entered into a Memorandum of Understanding with the FRB. Each of the agreements is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order.

Under the terms of the Memorandum of Understanding with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to declare any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB. The Company received the approval of the FRB to declare the regular quarterly dividends on its preferred stock to be paid in February and April 2009 and to make its regular quarterly interest payments on its outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in March and April 2009.

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than

7.00%. As further described in Note 21 to our accompanying consolidated financial statements, at December 31, 2008, First Bank’s Tier 1 capital ratio was 9.75%, or approximately $260.5 million over the minimum level required by the agreement.

As further described in Note 21 to our accompanying consolidated financial statements, the Company and First Bank were in full compliance with all provisions of the respective informal agreements as of December 31, 2008. In addition, the Company and First Bank are committed to ensuring that the requirements of the agreements are met in a timely manner.

Bank Holding Company Regulation. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to the proper incident thereto. In addition, under the Gramm-Leach-Bliley Act, or GLB Act, which was enacted in November 1999 and is further discussed below, a bank holding company, whose control depository institutions are “well-capitalized” and “well-managed” (as defined in Federal Banking Regulations), and which obtains “satisfactory” Community Reinvestment Act (discussed briefly below) ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities. As of this date, we are not a “financial holding company.”

We are also subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of First Bank (briefly summarized below). The Bank Holding Company Act also requires a bank holding company to obtain approval from the Federal Reserve before:

➢

acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares);

➢	acquiring all or substantially all of the assets of another bank or bank holding company; or

➢	merging or consolidating with another bank holding company.

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

Safety and Soundness and Similar Regulations. We are subject to various regulations and regulatory policies directed at the financial soundness of First Bank. These include, but are not limited to, the Federal Reserve’s source of strength policy, which obligates a bank holding company such as us to provide financial and managerial strength to its subsidiary banks; restrictions on the nature and size of certain affiliate transactions between a bank holding company and its subsidiary depository institutions and restrictions on extensions of credit by its subsidiary banks to executive officers, directors, principal stockholders and the related interests of such persons.

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

Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8% and the minimum consolidated ratio of Tier I capital (as described below) to risk-adjusted assets required for bank holding companies is 4%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets, which amount is referred to as “Tier I capital.” The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital and a limited amount of loan and lease loss reserves, which amount, together with Tier I capital, is referred to as “Total Risk-Based Capital.”

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

Information regarding our capital levels and First Bank’s capital levels under the federal capital requirements is contained in Note 21 to our consolidated financial statements appearing elsewhere in this report. As further described in Note 21 to our consolidated financial statements, on March 1, 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued inclusion, on a limited basis, of trust preferred securities in Tier I capital. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

Prompt Corrective Action. The FDIC Improvement Act requires the federal bank regulatory agencies to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. A depository institution’s status under the prompt corrective action provisions depends upon how its capital levels compare to various relevant capital measures and other factors as established by regulation.

The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under the regulations, a bank will be:

➢

“well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

➢	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances);

➢	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances);

➢	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I capital ratio of less than 3% or a Leverage Ratio of less than 3%; and

➢	“critically undercapitalized” if its tangible equity is equal to or less than 2% of its average quarterly tangible assets.

Under certain circumstances, a depository institution’s primary federal regulatory agency may use its authority to lower the institution’s capital category. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. See further discussion above under “—Regulatory Matters.” Generally, failing to maintain the status of “well capitalized” or “adequately capitalized” subjects a bank to restrictions and limitations on its business that become progressively more severe as the capital levels decrease.

A bank is prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” Limitations exist for “undercapitalized” depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of brokered deposits and borrowings from the Federal Reserve System. These institutions are also required to submit a capital restoration plan that includes a guarantee from the institution’s holding company. “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for “critically undercapitalized” institutions.

Dividends. Our primary source of funds in the future is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The dividend limitations are further described in Note 11 and Note 22 to our consolidated financial statements appearing elsewhere in this report. In addition, First Bank has agreed that it will not declare or pay any dividends or make certain other payments to us without the prior consent of the MDOF and the FRB, as previously discussed under “—Regulatory Matters.”

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

The GLB Act also adopted consumer privacy safeguards requiring financial services providers to disclose their policies regarding the privacy of customer information to their customers and, subject to some exceptions, allowing customers to “opt out” of policies permitting such companies to disclose confidential financial information to non-affiliated third parties.

The Sarbanes-Oxley Act. In July 2002, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, was enacted. Sarbanes-Oxley imposes a myriad of corporate governance and accounting measures designed to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under securities laws. All public companies that file periodic reports with the SEC are affected by Sarbanes-Oxley.

Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee’s authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue an attestation report on management’s report on internal control over financial reporting. As we are a non-accelerated filer, management’s report on internal control over financial reporting was not subject to attestation by the Company’s Independent Registered Public Accounting Firm as of December 31, 2008 pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report, as further discussed under “Item 9A — Controls and Procedures.”

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

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in those systems. First Bank was in compliance with these requirements at December 31, 2008, with investments of $27.9 million in stock of the FRB and $19.0 million in stock of the Federal Home Loan Bank of Des Moines. First Bank also holds an investment of $791,000 in stock of the Federal Home Loan Bank of San

Francisco and $207,000 in stock of the Federal Home Loan Bank of Dallas, as a nonmember, to collateralize certain Federal Home Loan Bank, or FHLB, advances assumed in conjunction with certain acquisition transactions.

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

We are authorized to borrow from the FRB and the FHLB. First Bank has established a borrowing relationship with the FRB, which is secured by commercial loans, and provides an additional liquidity facility that may be utilized for contingency purposes. Our borrowing capacity was approximately $1.14 billion and we had FRB borrowings outstanding of $100.0 million at December 31, 2008. First Bank’s borrowing capacity with the FHLB was approximately $911.1 million and we had FHLB advances outstanding of $200.7 million at December 31, 2008.

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

EESA. In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the EESA was signed into law and established the TARP. As part of the TARP, the U.S. Treasury provided up to $700.0 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time if further legislative and regulatory measures will be implemented under EESA and what impact those measures may have on us.

ARRA. The American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including us, until the institution has repaid the U.S. Treasury, which repayment is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the TARP recipient’s primary regulatory agency.

Employees

As of March 25, 2009, we employed approximately 2,340 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Item 1A.	Risk Factors

Readers of our Annual Report on Form 10-K should consider the risk factors described below in conjunction with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Selected Financial Data, our consolidated financial statements and the related notes thereto, and the financial and other data contained elsewhere in this report. See also “Special Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” appearing at the beginning of this report.

The enactment of the EESA and the ARRA, and governmental actions pursuant to them, may significantly affect our financial condition, results of operations and liquidity. EESA, which established the TARP, was signed into law on October 3, 2008. As part of the TARP, the U.S. Treasury provided up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, a sweeping economic stimulus and recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the TARP and ARRA or its programs, will have on the national economy or the financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or our access to credit. There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the financial markets continues and economic conditions fail to improve, or they worsen, our business, financial condition and results of operations could be materially and adversely affected.

The Company may be adversely affected by the soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

Current levels of market volatility are unprecedented and may affect our ability to access capital and credit. The capital and credit markets have been experiencing volatility and disruption for an extended period. In recent months, the volatility and disruption has reached unprecedented levels, which has negatively affected our ability to obtain additional sources of credit financing and raise debt in the public market at favorable terms. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. Our inability to raise additional capital on terms satisfactory to us or at all may affect our ability to grow and would adversely affect our financial condition, results of operations and our regulatory capital ratios and those of First Bank.

Current market developments may adversely affect our industry, business and results of operations. Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity has affected and could materially and adversely affect our business, financial condition and results of operations in the future.

The Company and First Bank have entered into informal agreements with the Federal Reserve Bank of St. Louis and the Missouri Division of Finance. As further described in “—Supervision and Regulation – Regulatory Matters,” the Company and First Bank have entered into informal agreements with the FRB and the MDOF, or the Regulatory Agreements. Although the Company cannot predict what the impact of not complying with the Regulatory Agreements would be, failure to comply could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Furthermore, under the Regulatory Agreements, the Company and First Bank must receive approval from the relevant agency prior to paying any dividends on its capital stock or making any interest payments on the Company’s outstanding subordinated debentures, which are the source of distributions to holders of trust preferred securities. Although the Company has received approval to make its next regular dividend and interest payments, our ability to make subsequent payments depends on the prior approval of the appropriate regulatory agency.

Because of our participation in the TARP under the EESA, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase capital stock and trust preferred securities, as well as restrictions on compensation paid to our executive officers. Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to make any distributions on our trust preferred securities or dividends on pari passu preferred shares if we are in arrears on the payment of dividends on our Class C Preferred Stock and Class D Preferred Stock. In addition, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared without the U.S. Treasury’s approval unless all of the Class C Preferred Stock and Class D Preferred Stock has been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, our trust preferred securities and pari passu preferred shares may not be repurchased if we are in arrears on the payment of Class C Preferred Stock and Class D Preferred Stock dividends. The terms of the Purchase Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law. We are unable to predict the potential impact of any such amendments. We expect the U.S. Treasury, our bank regulators and other agencies of the U.S. Government to monitor our use of the TARP proceeds. Our failure to comply with the terms and conditions of the program or the Purchase Agreement may subject us to a regulatory enforcement action or legal proceedings brought by the U.S. Government.

In addition, pursuant to the terms of the Purchase Agreement, we adopted the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds our equity securities issued pursuant to the Purchase Agreement. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (i) ensuring that incentive compensation plans and arrangements for senior executive officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a senior executive officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibition on making “golden parachute payments” to senior executive officers; and (iv) an agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of our senior executive officers in excess of $500,000 per year. The change to the tax deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods.

The adoption of ARRA on February 17, 2009 imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the TARP recipient’s primary regulatory agency. The executive compensation standards are more stringent than those previously in effect under the TARP or those previously proposed by the U.S. Treasury and will affect a larger number of the Company’s employees, but it is not yet clear how these executive compensation standards will relate to the similar standards announced by the U.S. Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives. The impact of the new executive compensation standards may result in the loss of current members of our management team and could adversely affect our ability to compete for talent in the industry.

Negative perception could adversely affect our business, impacting our financial condition, results of operations and cash flows. Negative perception or publicity is inherent in any business. Although the Company takes steps to minimize reputation risk in dealing with customers and other constituencies, the Company is inherently exposed to the risk of negative perception by the public and our customers as a result of, but not limited to, our participation in the TARP under the EESA and as a result of actions imposed by our regulators. The risk of negative perception by the public and our customers may adversely affect the Company’s ability to maintain and attract customers.

We could be required to write down goodwill and other intangible assets. When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2008, our goodwill and other identifiable intangible assets were $306.8 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis in 2008 and concluded that no impairment charge was necessary for the year ended December 31, 2008. We cannot provide assurance, however, that we will not be required to record an impairment charge in the future. Any impairment charge would have an adverse effect on our financial condition and results of operations.

Weakness in the real estate market has adversely affected us and may continue to do so. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced deterioration within our residential real estate mortgage loan portfolio throughout 2008, primarily in our Alt A and sub-prime loan portfolios. Our residential real estate mortgage loans were $1.55 billion at December 31, 2008, representing 18.1% of our loan portfolio. The effects of ongoing mortgage market challenges, as well as the ongoing correction in residential real estate market prices and reduced levels of home sales could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains recognized on the sale of mortgage loans. In the event the allowance for loan losses is insufficient to cover such losses, our earnings, capital, liquidity and financial condition may be adversely affected.

Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $2.56 billion and $1.57 billion, respectively, at December 31, 2008, representing 29.8% and 18.3%, respectively, of our loan portfolio. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced increasing amounts of nonperforming loans within our real estate construction and development portfolio and commercial real estate portfolio, reflective of declining market conditions surrounding land acquisition and development loans as a result of increased developer inventories, slower lot and home sales, and declining market values. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. If current trends in the real estate markets continue, we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, we expect that the current recession will negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed our allowance for loan losses, we will need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in our allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our controls and procedures may fail or be circumvented. Our management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses. We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on their loans. Although we maintain credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline. If borrowers fail to repay their loans, our financial condition and results of operations will be adversely affected.

We rely on dividends from our subsidiaries for most of our revenue. First Banks is a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our preferred stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that First Bank, and certain nonbank subsidiaries may pay to First Banks. In the event First Bank is unable to pay dividends, we may not be able to service our debt (including our subordinated debentures issued in connection with the issuance of our outstanding trust preferred securities), pay obligations or pay dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury. The inability to receive dividends from First Bank could have a material adverse effect on our business, financial condition and results of operations. See further discussion under “Item 1. Business —Supervision and Regulation.”

Concern of customers over deposit insurance may cause a decrease in deposits. With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities and on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on commercial and retail deposits, advances from the FHLB of Des Moines and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Des Moines or market conditions were to change.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on terms acceptable to us. The ability of banks and holding companies to raise capital or borrow in the debt markets has been negatively affected by the recent adverse economic trend. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We actively monitor the depository institutions that hold our federal funds sold and cash operating account balances. We are currently not able to provide assurances that access to our cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we seek to diversify our cash balances and federal funds sold among counterparties to minimize exposure to any one of these entities. The financial statements and other relevant data of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

Decreases in interest rates could have a negative impact on our profitability. Our earnings are principally dependent on our ability to generate net interest income. Net interest income is affected by many factors that are partly or completely beyond our control, including competition, general economic conditions and the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Under our current interest rate risk profile, our net interest income has been and could be negatively affected by a further decline in interest rates, as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Interest Rate Risk Management.”

Our interest rate risk hedging activities may not effectively reduce volatility in earnings. To offset the risks associated with the effects of changes in market interest rates, we periodically enter into transactions designed to hedge our interest rate risk. The accounting for such hedging activities under U.S. generally accepted accounting principles requires our hedging instruments to be recorded at fair value. The effect of certain of our hedging strategies may result in volatility in our quarterly and annual earnings as interest rates change or as the volatility in the underlying derivatives markets increases or decreases. The volatility in earnings is primarily a result of marking to market certain of our hedging instruments and/or modifying our overall hedge position, as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

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

We may not be able to implement technological change as effectively as our competitors. The financial services industry has undergone in the past and continues to undergo rapid technological change related to delivery and availability of products and services and operating efficiencies. In many instances technological improvements require significant capital expenditures, and many of our larger competitors have significantly greater resources to absorb such capital expenditures than we may have available. As such, we may be at a competitive disadvantage in our ability to retain existing customers and compete for new customers in the marketplace.

We operate in a highly regulated environment. Recently enacted, proposed and future legislation and regulations may increase our cost of doing business. We and our subsidiaries are subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had and are expected to continue to have a significant impact on the financial services industry. Expansion of our banking franchise into Florida subjects us to legislation and regulations applicable to that state, which may also increase our costs of doing business in that market. Some of the legislative and regulatory changes, including the Sarbanes-Oxley Act, the USA Patriot Act, the EESA and the ARRA, have and are expected to continue to increase our costs of doing business, particularly personnel and technology expenses necessary to maintain compliance with the expanded regulatory requirements. Additionally, the legislative and regulatory changes could reduce our ability to compete in certain markets, as further discussed under “Business —Supervision and Regulation.”

Our information systems could suffer an interruption or breach in security. Our operations are heavily reliant upon our communication and information systems. A failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, loan and other systems. While we have policies and procedures designed to prevent or limit the impact of any such failure, interruption or security breach, there can be no assurance that any such failure, interruption or security breach will not occur. Any such failure, interruption or security breach could adversely affect our operations and financial condition including a resulting loss in customer business, damage to our reputation, and possible exposure to regulatory scrutiny and litigation, any of which could have a material adverse affect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business. Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Although we have established policies and procedures addressing these types of events, the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

We pursue acquisitions to supplement our internal growth. Acquisitions involve varying degrees of inherent risk that could affect our profitability. Acquisitions of other banks or businesses may expose us to asset quality problems, higher than anticipated expenses, operational problems or unknown or contingent liabilities, including litigation, of the entities we acquire. If the quantity of these problems exceeds our estimates, our earnings and financial condition may be adversely affected. Furthermore, acquisitions generally require integration of the acquired entity’s systems and procedures with ours in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose higher than expected numbers of customers or employees of the acquired business.

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

We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 1,791 square feet is currently leased to others. Of our other 216 offices and four operations and administrative facilities at December 31, 2008, 116 are located in buildings that we own and 104 are located in buildings that we lease.

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

The information required by this item is set forth in Item 8 under Note 24, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference. In the ordinary course of business, we and our subsidiaries become involved in legal proceedings. Our management, in consultation with legal counsel, believes the ultimate resolution of these existing proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 24, 2008, in lieu of a special meeting, the shareholders of the Company’s Class A and Class B preferred stock adopted resolutions and consented to the following actions via unanimous written consent with respect to the TARP transaction:

➢

First Banks filed Certificates of Designation for the purpose of amending its Restated Articles of Incorporation, as amended, to fix the designation and number of shares of such series, and the voting and other powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions thereof, of the shares of such series of a new series of up to 295,400 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Class C, par value $1.00 per share and liquidation preference of $1,000.00 per share and a new series of up to 14,770 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Class D, par value $1.00 per share and liquidation preference of $1,000.00 per share in connection with the Purchase Agreement;

➢

First Banks’ execution of the Purchase Agreement and its issuance of $295.4 million of Class C Preferred Stock to the U.S. Treasury and the Warrant exercisable by the U.S. Treasury for shares of Class D Preferred Stock; and

➢	First Banks’ issuance of Class D Preferred Stock upon the U.S. Treasury’s exercise of the Warrant pursuant to the terms of the Warrant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. There is no established public trading market for our common stock. Various trusts, which were established by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, own all of our voting stock.

Dividends. In recent years, we have paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock, and have paid no dividends on our Common Stock. Beginning in 2009, we will pay dividends on our newly issued Class C Preferred Stock and our newly issued Class D Preferred Stock, subject to regulatory approval. Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from First Bank, which is also subject to regulatory requirements. First Bank has agreed not to declare or pay any dividends or make certain other payments to us without the prior consent of the MDOF and the FRB, as previously discussed under “—Supervision and Regulation – Regulatory Matters.” The dividend limitations are further described in Note 18 and Note 22 to our consolidated financial statements appearing elsewhere in this report.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below are derived from our consolidated financial statements. This information is qualified by reference to our consolidated financial statements appearing elsewhere in this report. This information should be read in conjunction with such consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of or For the Year Ended December 31, (1)

	2008	2007	2006	2005	2004

	(dollars expressed in thousands, except share and per share data)
Income Statement Data:
Interest income	$592,607	697,556	642,435	490,844	394,782
Interest expense	249,501	316,722	265,089	169,439	93,466

Net interest income	343,106	380,834	377,346	321,405	301,316
Provision for loan losses	368,000	65,056	12,000	(4,000)	25,750

Net interest (loss) income after provision for loan losses	(24,894)	315,778	365,346	325,405	275,566
Noninterest income	89,333	83,187	108,321	94,316	85,203
Noninterest expense	334,544	344,352	315,565	274,235	233,218

(Loss) income before provision for income taxes and minority interest in (loss) income of subsidiaries	(270,105)	54,613	158,102	145,486	127,551
Provision for income taxes	18,208	5,075	51,872	51,464	45,064

(Loss) income before minority interest in (loss) income of subsidiaries	(288,313)	49,538	106,230	94,022	82,487
Minority interest in (loss) income of subsidiaries	(1,158)	78	(587)	(1,287)	—

Net (loss) income	$(287,155)	49,460	106,817	95,309	82,487

Dividends:
Preferred stock	$786	786	786	786	786
Common stock	—	—	—	—	—
Ratio of total dividends declared to net (loss) income	(0.27)%	1.59%	0.74%	0.82%	0.95%

Per Share Data:
Earnings (loss) per common share:
Basic	$(12,169.46)	2,057.14	4,481.23	3,994.88	3,453.01
Diluted	(12,169.46)	2,055.42	4,426.83	3,939.79	3,402.23
Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661	23,661

Balance Sheet Data:
Investment securities	$622,926	1,019,271	1,464,946	1,340,783	1,813,349
Loans, net of unearned discount	8,592,975	8,886,184	7,671,768	7,025,587	6,141,688
Total assets	10,783,154	10,902,470	10,162,803	9,173,678	8,735,130
Total deposits	8,741,520	9,149,193	8,443,086	7,541,831	7,151,970
Other borrowings	575,133	409,616	398,639	558,184	611,401
Notes payable	—	39,000	65,000	100,000	15,000
Subordinated debentures	353,828	353,752	297,369	212,345	269,440
Common stockholders’ equity	558,509	829,014	769,707	653,087	576,639
Total stockholders’ equity	866,972	842,077	782,770	666,150	589,702

Earnings Ratios:
Return on average assets	(2.66)%	0.48%	1.11%	1.08%	1.09%
Return on average stockholders’ equity	(35.34)	6.11	15.04	15.28	14.75
Net interest margin (2)	3.51	4.04	4.28	3.96	4.38
Noninterest expense to average assets	3.10	3.33	3.28	3.11	3.09
Efficiency ratio (3)	77.36	74.21	64.98	65.97	60.34
Tangible efficiency ratio (3)	74.79	71.53	63.29	64.80	59.58

Asset Quality Ratios:
Allowance for loan losses to loans	2.56%	1.89%	1.90%	1.93%	2.45%
Nonperforming loans to loans (4)	5.15	2.28	0.64	1.38	1.40
Allowance for loan losses to nonperforming loans (4)	49.77	83.27	299.05	139.23	175.65
Nonperforming assets to loans and other real estate (5)	6.15	2.40	0.72	1.41	1.46
Net loan charge-offs to average loans	3.54	0.70	0.09	0.21	0.45

Capital Ratios:
Average stockholders’ equity to average assets	7.52%	7.83%	7.39%	7.08%	7.41%
Total risk-based capital ratio	12.11	9.84	10.04	9.97	10.45
Leverage ratio	8.04	7.99	7.89	7.98	7.70

(1)

The comparability of the selected data presented is affected by the acquisitions of 12 banks, an insurance brokerage agency, an insurance premium financing company, a loan origination business and five branch offices during the five-year period ended December 31, 2008. The selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.

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

(4)	Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.

(5)	Nonperforming assets consist of nonperforming loans and other real estate.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with our “Selected Financial Data,” our consolidated financial statements and the related notes thereto, and the other financial data appearing elsewhere in this report. This discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Various factors may cause our actual results to differ materially from those contemplated by the forward-looking statements herein. We do not have a duty to and will not update these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” appearing at the beginning of this report and “Item 1A ─ Risk Factors,” appearing elsewhere in this report.

RESULTS OF OPERATIONS

Overview

We recorded a net loss of $287.2 million for the year ended December 31, 2008, compared to net income of $49.5 million and $106.8 million for the years ended December 31, 2007 and 2006, respectively. Our return on average assets and our return on average stockholders’ equity were (2.66%) and (35.34%), respectively, for the year ended December 31, 2008, compared to 0.48% and 6.11%, respectively, for 2007, and 1.11% and 15.04%, respectively, for 2006. Our earnings levels reflect the following:

➢	A provision for loan losses of $368.0 million for the year ended December 31, 2008, compared to $65.1 million for the year ended December 31, 2007 and $12.0 million in 2006;

➢

Net interest income of $343.1 million for the year ended December 31, 2008, compared to $380.8 million in 2007 and $377.3 million in 2006, which contributed to a decline in our net interest margin to 3.51% for the year ended December 31, 2008, compared to 4.04% in 2007 and 4.28% in 2006;

➢	Noninterest income of $89.3 million for the year ended December 31, 2008, compared to $83.2 million in 2007 and $108.3 million in 2006;

➢	Noninterest expense of $334.5 million for the year ended December 31, 2008, compared to $344.4 million in 2007 and $315.6 million in 2006; and

➢	A provision for income taxes of $18.2 million for the year ended December 31, 2008, compared to $5.1 million in 2007 and $51.9 million in 2006.

The increase in the provision for loan losses in 2008 and 2007 was driven by increases in net loan charge-offs of $259.4 million and $50.0 million, respectively, and increases in our nonperforming loans of $240.2 million and $153.5 million, respectively, resulting from continued deterioration within our real estate construction and development and one-to-four family residential loan portfolios as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and net interest margin in 2008 resulted from an increase in nonaccrual loans of $215.6 million during 2008 and a 500 basis point aggregate decrease in the prime lending rate, from September 2007 through December 2008, coupled with a significant decline in the London Interbank Offered Rate, or LIBOR, during the same period; partially offset by a decrease in deposit and other interest-bearing liability costs. We are currently in an asset-sensitive balance sheet position and, as such, interest rate cuts by the Federal Reserve have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates, as further discussed under “—Net Interest Income.” The decline in our net interest margin in 2007 resulted from an increase in higher priced deposit accounts and pressures on loan yields as a result of competitive conditions within our markets.

The increase in our noninterest income in 2008 primarily resulted from an increase in gains on loans sold and held for sale, service charges on deposit accounts and customer service fees and a gain on the extinguishment of a term repurchase agreement, partially offset by an increase in net losses on investment securities, a decline in investment management income and a decrease in the fair value of servicing rights, as further discussed under “—Noninterest Income.” The decrease in noninterest income in 2007 primarily resulted from a decrease in gains on loans sold and held for sale attributable to a decrease in the volume of loans originated and sold in addition to losses of $11.4 million in 2007 related to repurchase obligations on mortgage loans sold with recourse. The decrease in volume was primarily attributable to the discontinuation of the origination and subsequent sale of sub-prime mortgage loans in February of 2007, as well as overall market disruption.

The overall decrease in the level of noninterest expense for 2008 reflects reductions in salaries and employee benefits expense attributable to decreased staffing levels in our mortgage banking division and the completion of certain other staff reductions in 2007 and 2008, as well as reduced charitable contributions expense and other profit improvement initiatives that were implemented in order to reduce our noninterest expense levels. These decreases were partially offset by increases in occupancy and furniture and equipment expenses, legal, examination and professional fees, expenses on other real estate properties and FDIC insurance assessment premiums, as further discussed under “—Noninterest Expense.” The overall increase in the level of noninterest expense for 2007 reflects increased salaries and employee benefits expense, occupancy and furniture and equipment expenses and amortization of intangible assets, commensurate with the significant expansion of our branch office network resulting from our acquisitions of an insurance premium financing company and an insurance brokerage agency in 2006, the addition of 38 branch offices associated with acquisitions in 2006 and 2007 and the opening of eight de novo branch offices during 2007, in addition to certain other nonrecurring expenses incurred in 2007, primarily related to profit improvement initiatives and other items.

The change in the provision for income taxes in 2008 reflects our decreased level of earnings and the recognition of a net deferred tax asset valuation allowance of approximately $136.8 million against our deferred tax assets during 2008, which had the effect of increasing our provision for income taxes by $123.2 million during 2008, as further discussed under “—Provision for Income Taxes.” The decrease in the provision for income taxes in 2007 primarily reflects our decreased level of earnings as well as a partial reversal of our deferred tax asset valuation allowance which had the effect of reducing the provision for income taxes by $10.7 million.

Financial Condition and Average Balances

Our average total assets were $10.81 billion for the year ended December 31, 2008, compared to $10.34 billion and $9.61 billion for the years ended December 31, 2007 and 2006, respectively, reflecting increases of $466.4 million and $727.8 million, respectively. Our total assets were $10.78 billion at December 31, 2008, compared to $10.90 billion and $10.16 billion at December 31, 2007 and 2006, respectively, representing a decrease of $119.3 million and an increase of $739.7 million, respectively. We attribute the decrease in our total assets in 2008 to decreases in our loan and investment securities portfolios, deferred income taxes and accrued interest receivable, partially offset by increases in cash and short-term investments, other real estate owned and refundable income taxes. We attribute the increase in our total assets in 2007 to a combination of organic growth and growth through acquisitions in our target markets completed during the past few years, including our acquisition of CFHI in late 2007 which expanded our banking franchise to the Florida market, and the acquisition of two financial service companies, an insurance premium financing company and an insurance brokerage company, thereby providing our business with new opportunities, and expanding the broad array of products and services available to our customers. Our acquisitions completed in 2006 and 2007 provided total assets at the time of the transactions of $794.3 million and $867.3 million, in aggregate, respectively, as well as the related intangible assets associated with these transactions.

Our interest-earning assets averaged $9.81 billion for the year ended December 31, 2008, compared to $9.47 billion and $8.86 billion for the years ended December 31, 2007 and 2006, respectively. Our interest-bearing liabilities averaged $8.61 billion for the year ended December 31, 2008, compared to $8.18 billion and $7.52 billion for the years ended December 31, 2007 and 2006, respectively. Funds available from increased average deposits of $212.6 million and short-term borrowings, as well as increases in maturities, calls and sales of investment securities of $796.2 million were primarily used to fund an increase in average loans of $866.4 million in 2008. During 2007, funds available from increased average deposits of $648.8 million were primarily used to fund an increase in average loans of $597.5 million. Our average other borrowings increased $200.8 million in 2008 as a result of measures taken to improve our overall liquidity position, as further described below. Our average other borrowings declined $12.8 million during 2007 as a result of a net reduction of certain term repurchase agreements utilized in conjunction with our interest rate risk management program. We issued additional subordinated debentures in 2006 and 2007, which we primarily used to fund our bank acquisitions and to refinance existing, higher-cost subordinated debentures in December 2006 and April 2007 on their optional call dates, as further described below.

Average loans, net of unearned discount, were $8.94 billion, $8.07 billion and $7.47 billion for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in average loans primarily reflects organic growth of $255.6 million and $695.1 million in 2008 and 2007, respectively, and our acquisitions completed in 2006 and 2007, which provided total loans, net of unearned discount, of $545.1 million and $693.5 million, respectively. Organic growth in our loan portfolio was partially offset by net loan charge-offs during the periods, in addition to sales of approximately $10.8 million of our small business loans in March 2008 and approximately $24.0 million of our residential mortgage loans in April 2008, as well as the 2007 securitization and subsequent sale of certain residential mortgage loans held in portfolio, and sales and/or payoffs of certain nonperforming and other loans in our residential mortgage loan and commercial real estate loan portfolios in 2007, as further discussed under “—Loans and Allowance for Loan Losses.” The increase in average loans for 2008, as compared to 2007, primarily reflects: an increase in average real estate mortgage loans of $557.2 million; and an increase in average commercial, financial and agricultural loans of $426.1 million; partially offset by a decrease in average loans held for sale of $104.8 million; and a decrease in average real estate construction and development loans of $9.0 million. The increase in average loans for 2007, as compared to 2006, primarily reflects: an increase in average commercial, financial and agricultural loans of $329.7 million; an increase in average real estate construction and development loans of $211.0 million; and an increase in average real estate mortgage loans of $152.2 million; partially offset by a decrease in average loans held for sale of $112.4 million.

Investment securities averaged $794.5 million for the year ended December 31, 2008, compared to $1.27 billion for the years ended December 31, 2007 and 2006. Average short-term investments were $83.2 million in 2008, compared to $130.3 million for 2007 and $116.6 million in 2006. Funds provided by maturities and sales of investment securities in 2008 were primarily invested in cash and short-term investments and used to fund organic growth in our loan portfolio. Funds provided by maturities of investment securities in 2007 were primarily used to fund organic loan growth. Securities provided by our bank acquisitions completed in 2006 and 2007 were $37.3 million and $74.5 million, respectively. Furthermore, we liquidated our trading portfolio in July 2007, reflecting a decrease from the portfolio balance of $81.2 million at December 31, 2006.

Nonearning assets averaged $992.5 million, $866.9 million and $754.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increases during the periods are attributable to increases in: average bank premises and equipment largely attributable to our acquisitions and capital expenditures associated with de novo branch offices; average deferred and refundable income taxes; average other real estate owned attributable to higher foreclosure activity, particularly in 2008; intangible assets recognized in conjunction with our acquisitions completed in 2006 and 2007 of $111.6 million and $38.3 million, respectively; and the fair value of certain of our derivative financial instruments during the periods, reflective of changes in the fair value of these instruments and the maturity and/or termination of certain of our interest rate swap agreements.

Deposits averaged $8.88 billion, $8.66 billion and $8.01 billion for the years ended December 31, 2008, 2007 and 2006, respectively. The increases in average deposits in 2008 and 2007 were attributable to organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings, and our ongoing efforts to further develop multiple account relationships throughout these periods. The increase was also attributable to our acquisitions of banks and/or branches that were completed in 2006 and 2007, which provided aggregate deposits of $475.6 million and $787.2 million, respectively, at the time of their acquisition, partially offset by anticipated run-off of higher rate certificates of deposit. The increase was partially offset by the sale of our two banking offices located in Denton and Garland, Texas in July 2007, which resulted in a decrease in deposits of $52.0 million. Average demand and savings deposits were $5.02 billion, $4.80 billion and $4.38 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Average time deposits were $3.85 billion, $3.86 billion and $3.63 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Our year-end deposits were $8.74 billion, $9.15 billion and $8.44 billion at December 31, 2008, 2007 and 2006, respectively, reflecting a decrease of $407.7 million for 2008, compared to an increase of $706.1 million for 2007. Certificates of deposit decreased $406.0 million to $3.79 billion at December 31, 2008, from $4.19 billion at December 31, 2007, accounting for the majority of the decrease in 2008. The Florida region accounted for $260.5 million of the decrease in our time deposits which was anticipated as part of our planned post-acquisition strategy to improve the net interest margin in this region. These time deposits carried substantially higher interest rates than those in our other markets. This decrease was partially offset by an increase in time deposits in the Certificate of Deposit Account Registry Service, or CDARS, which increased to $117.0 million at December 31, 2008. We did not have any deposits in the CDARS program at December 31, 2007. We previously placed deposits into the CDARS program and received fee income; however, beginning in the third quarter of 2008, we elected to receive deposits placed into the CDARS program on a reciprocal basis, thereby increasing our time deposits and further enhancing our overall liquidity position.

Other borrowings averaged $590.2 million, $389.4 million and $402.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. In light of unstable market conditions, loan funding needs and current deposit trends, we implemented several strategies during 2008 to strengthen our liquidity position. The increase in average other borrowings in 2008 reflects an increase in FHLB advances, FRB borrowings and an increase in our term repurchase agreement of $20.0 million, partially offset by a decrease in daily repurchase agreements, primarily in connection with cash management activities of our commercial deposit customers. Other borrowings were $575.1 million and $409.6 million at December 31, 2008 and 2007, respectively. In January, May and July, we entered into $400.0 million of FHLB advances, in aggregate. In September 2008, we prepaid a $100.0 million FHLB advance. Furthermore, in November 2008, we prepaid an additional $100.0 million FHLB advance and replaced it with a $100.0 borrowing from the FRB at a substantially lower rate, as further described in Note 10 to our consolidated financial statements. The decrease in the average balances for 2007 reflects the termination of a $100.0 million term repurchase agreement in August 2007 that was entered into in July 2006, partially offset by an increase in daily repurchase agreements, primarily in connection with cash management activities of our commercial deposit customers.

Our notes payable averaged $21.6 million, $34.9 million and $88.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Notes payable were zero and $39.0 million at December 31, 2008 and 2007, respectively. During the second quarter of 2008, we were advanced $30.0 million under a new secured revolving line of credit with an affiliated entity and utilized the proceeds of the advance to terminate and repay in full all of the obligations under our existing secured credit facility with a group of unaffiliated financial institutions, as further described in Note 11 to our consolidated financial statements. During the third quarter of 2008, we repaid in full the outstanding balance on the new secured revolving line of credit. The decrease in 2007 reflects quarterly principal installment payments and additional prepayments of $61.0 million in aggregate on our term loan facility, partially offset by an additional borrowing on our term loan facility of $15.0 million in November 2007 to partially fund our acquisition of CFHI, and borrowings of $20.0 million on our revolving credit facility in December 2007.

Subordinated debentures issued to our affiliated statutory and business trusts averaged $353.8 million, $320.8 million and $281.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our subordinated debentures were $353.8 million at December 31, 2008 and 2007. During 2007, we issued a total of $77.3 million of variable rate subordinated debentures in private placements through four newly-formed statutory trusts as follows:

➢

$25.8 million issued to First Bank Statutory Trust VIII on February 23, 2007, of which a portion of the proceeds from the issuance of these debentures were utilized to fund our acquisition of Royal Oaks Bancshares, Inc., or Royal Oaks;

➢	$15.5 million issued to First Bank Statutory Trust X on August 31, 2007;

➢	$25.8 million issued to First Bank Statutory Trust IX on September 20, 2007; and

➢	$10.3 million issued to First Bank Statutory Trust XI on September 28, 2007.

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

Noninterest-bearing liabilities averaged $1.38 billion, $1.35 billion and $1.38 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Average demand deposits were $1.23 billion, $1.23 billion and $1.27 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Average other liabilities were $152.1 million, $121.5 million and $114.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase for 2008 is largely attributable to an increase in minority interest in subsidiaries due to FCA’s contribution of cash of $125.0 million into FB Holdings during the second, third and fourth quarters of 2008, as further described in Note 19 to our consolidated financial statements. As of December 31, 2008, First Bank owned 53.24% of FB Holdings and FCA owned the remaining 46.76%.

Stockholders’ equity averaged $812.6 million, $809.8 million and $710.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our stockholders’ equity was $867.0 million and $842.1 million at December 31, 2008 and 2007, respectively. The increase for 2008 reflects:

➢	a net loss of $287.2 million;

➢

a $6.3 million cumulative effect adjustment, net of tax, of a change in accounting principle recorded in conjunction with our election to measure servicing rights at fair value as permitted by Statement of Financial Accounting Standards Board, or SFAS, No. 156 – Accounting for Servicing of Financial Assets, as further discussed in Note 1 and Note 6 to our consolidated financial statements;

➢

an increase of $11.1 million in accumulated other comprehensive income primarily associated with the change in unrealized gains and losses on our available-for-sale investment securities and derivative financial instruments;

➢	dividends paid of $786,000 on our Class A and Class B preferred stock; and

➢	the issuance of $295.4 million of preferred stock to the U.S. Treasury on December 31, 2008.

The increase for 2007 reflects: net income of $49.5 million; a $2.5 million cumulative effect of a change in accounting principle recorded in conjunction with our adoption of Financial Accounting Standards Board, or FASB,

Interpretation No. 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 – Accounting for Income Taxes, or FIN 48, as further discussed in Note 1 and Note 13 to our consolidated financial statements; and an increase of $8.2 million in accumulated other comprehensive income, which was primarily comprised of a $9.1 million increase associated with the change in the fair value of our derivative financial instruments; and dividends paid on our Class A and Class B preferred stock of $786,000.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,

	2008			2007			2006

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(dollars expressed in thousands)

ASSETS

Interest-earning assets:
Loans: (1) (2) (3)
Taxable	$8,908,343	551,645	6.19%	$8,039,922	625,947	7.79%	$7,451,016	576,579	7.74%
Tax-exempt (4)	27,670	1,731	6.26	29,681	2,340	7.88	21,073	1,623	7.70
Investment securities:
Taxable	763,458	36,681	4.80	1,233,415	61,785	5.01	1,220,785	57,017	4.67
Tax-exempt (4)	31,089	2,022	6.50	39,707	2,468	6.22	47,946	2,885	6.02
Short-term investments	83,221	1,842	2.21	130,283	6,699	5.14	116,630	5,909	5.07

Total interest-earning assets	9,813,781	593,921	6.05	9,473,008	699,239	7.38	8,857,450	644,013	7.27

Nonearning assets	992,511			866,907			754,678

Total assets	$10,806,292			$10,339,915			$9,612,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$963,305	5,453	0.57%	$957,454	9,183	0.96%	$962,956	8,147	0.85%
Savings and money market	2,826,957	59,438	2.10	2,613,745	79,804	3.05	2,152,419	53,297	2.48
Time	3,853,656	148,035	3.84	3,859,552	183,900	4.76	3,631,516	155,252	4.28

Total interest-bearing deposits	7,643,918	212,926	2.79	7,430,751	272,887	3.67	6,746,891	216,696	3.21
Other borrowings	590,201	14,189	2.40	389,428	16,298	4.19	402,233	17,511	4.35
Notes payable (5)	21,591	1,328	6.15	34,932	2,426	6.94	88,843	5,530	6.22
Subordinated debentures (3)	353,790	21,058	5.95	320,840	25,111	7.83	281,500	25,352	9.01

Total interest-bearing liabilities	8,609,500	249,501	2.90	8,175,951	316,722	3.87	7,519,467	265,089	3.53

Noninterest-bearing liabilities:
Demand deposits	1,232,077			1,232,650			1,267,681
Other liabilities	152,104			121,484			114,735

Total liabilities	9,993,681			9,530,085			8,901,883
Stockholders’ equity	812,611			809,830			710,245

Total liabilities and stockholders’ equity	$10,806,292			$10,339,915			$9,612,128

Net interest income		344,420			382,517			378,924

Interest rate spread			3.15			3.51			3.74
Net interest margin (6)			3.51%			4.04%			4.28%

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Interest income and interest expense include the effects of interest rate swap agreements.

(4)

Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $1.3 million, $1.7 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(5)

Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 4.42%, 6.41% and 6.11% for the years ended December 31, 2008, 2007 and 2006, respectively.

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

	Increase (Decrease) Attributable to Change in:

	2008 Compared to 2007			2007 Compared to 2006

	Volume	Rate	Net Change	Volume	Rate	Net Change

	(dollars expressed in thousands)

Interest earned on:
Loans: (1) (2) (3)
Taxable	$40,955	(115,257)	(74,302)	45,638	3,730	49,368
Tax-exempt (4)	(151)	(458)	(609)	678	39	717
Investment securities:
Taxable	(22,616)	(2,488)	(25,104)	593	4,175	4,768
Tax-exempt (4)	(508)	62	(446)	(510)	93	(417)
Short-term investments	(1,884)	(2,973)	(4,857)	707	83	790

Total interest income	15,796	(121,114)	(105,318)	47,106	8,120	55,226

Interest paid on:
Interest-bearing demand deposits	28	(3,758)	(3,730)	(46)	1,082	1,036
Savings and money market deposits	3,510	(23,876)	(20,366)	12,791	13,716	26,507
Time deposits (3)	(281)	(35,584)	(35,865)	10,283	18,365	28,648
Other borrowings	4,570	(6,679)	(2,109)	(563)	(650)	(1,213)
Notes payable (5)	(846)	(252)	(1,098)	(3,681)	577	(3,104)
Subordinated debentures (3)	1,499	(5,552)	(4,053)	3,305	(3,546)	(241)

Total interest expense	8,480	(75,701)	(67,221)	22,089	29,544	51,633

Net interest income	$7,316	(45,413)	(38,097)	25,017	(21,424)	3,593

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Interest income and interest expense include the effects of interest rate swap agreements.

(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

(5)	Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Net Interest Income

The primary source of our income is net interest income. Net interest income, expressed on a tax-equivalent basis, was $344.4 million for the year ended December 31, 2008, compared to $382.5 million and $378.9 million for the years ended December 31, 2007 and 2006, respectively. Our net interest margin was 3.51% for the year ended December 31, 2008, compared to 4.04% and 4.28% for the years ended December 31, 2007 and 2006, respectively. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders’ equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the decrease in net interest margin and net interest income in 2008 to an increase in the average amount of our nonperforming loans in addition to the significant decline in the prime lending rate that began in September 2007 and continued through December 2008 and the decline in average LIBOR during 2008, as further discussed below. The average yield earned on our interest-earning assets decreased 133 basis points to 6.05% for the year ended December 31, 2008, compared to 7.38% in 2007, while the average rate paid on our interest-bearing liabilities decreased only 97 basis points to 2.90% for the year ended December 31, 2008, compared to 3.87% in 2007. Our average interest-bearing assets increased $340.8 million, or 3.6%, during 2008 to $9.81 billion, from $9.47 billion in 2007, primarily attributable to an increase in average loans, partially offset by decreases in average investment securities and short-term investments. Our average interest-bearing liabilities increased $433.5 million, or 5.3%, during 2008 to $8.61 billion, from $8.18 billion in 2007, primarily attributable to an increase in average interest-bearing deposits, other borrowings and subordinated debentures. Our net interest income in 2008 was positively impacted by an increase in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, as further discussed below. In light of further weakening economic conditions in our markets, we expect to continue to experience continued downward pressure on our net interest margin and net interest income.

We attribute the decrease in net interest margin and increase in net interest income in 2007 to a shift in our deposit mix that reflects increased higher-costing average time deposits and savings and money market accounts, in contrast to demand accounts, coupled with competitive pressures on the rates paid on our loan portfolio. The average rate paid on interest-bearing deposits increased 46 basis points to 3.67% for the year ended December 31, 2007, compared to 3.21% in 2006, while the average yield earned on our interest-earning assets increased 11 basis points to 7.38% for the year ended December 31, 2007, compared to 7.27% in 2006. The average rate paid on interest-bearing liabilities increased 34 basis points to 3.87% for the year ended December 31, 2007, compared to 3.53% in 2006. Our average interest-bearing assets increased $615.6 million, or 6.9% during 2007 to $9.47 billion, from $8.86 billion in 2006. The increase is primarily attributable to continued internal loan growth and interest-earning assets provided by our acquisitions completed in 2006 and 2007, which provided assets, in aggregate, of $794.3 million and $867.3 million, respectively. Our average interest-bearing deposits increased $683.9 million, or 10.1% during 2007 to $7.43 billion, from $6.75 billion in 2006. Our average interest-bearing liabilities increased $656.5 million, or 8.7%, during 2007 to $8.18 billion, from $7.52 billion in 2006.

Derivative financial instruments that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates increased our net interest income by $11.5 million for the year ended December 31, 2008, and reduced our net interest income by $3.1 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively. The earnings on our interest rate swap agreements increased our net interest margin by approximately 12 basis points in 2008, and reduced our net interest margin by approximately three and six basis points in 2007 and 2006, respectively. In late 2006, we expanded our utilization of derivative financial instruments to reduce our exposure to falling interest rates, as further described in Note 5 to our consolidated financial statements, and implemented various methods to reduce the effect of decreasing interest rates on our net interest income, including the funding of investment security purchases through the issuance of term repurchase agreements. In December 2008, we terminated certain of our interest rate swap agreements designated as cash flow hedges, as further discussed under “—Interest Rate Risk Management” and in Note 5 to our consolidated financial statements. At the date of termination, these interest rate swap agreements had a fair value of $20.8 million, which is being amortized from other comprehensive income to interest and fees on loans over the remaining terms of the interest rate swap agreements.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, was $553.4 million, $628.3 million and $578.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The yield on our loan portfolio was 6.19%, 7.79% and 7.74% for the years ended December 31, 2008, 2007 and 2006, respectively. The yield on our loan portfolio decreased 160 basis points during 2008 as compared to 2007, reflecting the significant decline in the prime lending rate that began in the latter part of 2007 and continued throughout 2008 and the significant decline in LIBOR during 2008, coupled with the significant increase in the average amount of our nonaccrual loans during 2008 as compared to 2007, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 28 basis points in 2008 compared to approximately 11 basis points in 2007. The yield on our loan portfolio increased five basis points during 2007 primarily as a result of increases in the prime rate throughout the first half of 2006, partially offset by competitive pressures on loan yields within our markets, an increase in the average amount of nonaccrual loans during 2007 as compared to 2006, and a decline in the prime rate during the latter part of 2007. The prime lending rate increased 100 basis points from 7.25% at December 31, 2005 to 8.25% at December 31, 2006. The prime lending rate began to decrease in September 2007, decreasing 100 basis points to 7.25% at December 31, 2007, and decreasing an additional 400 basis points during 2008 to 3.25% at December 31, 2008. Interest income on our loan portfolio also reflects interest income associated with our interest rate swap agreements of $11.7 million, compared to a reduction of interest income associated with our swap agreements of $3.1 million and $4.2 million in 2007 and 2006, respectively.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $38.7 million, $64.2 million and $59.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The yield on our investment securities was 4.87%, 5.05% and 4.72% for the years ended December 31, 2008, 2007 and 2006, respectively, reflecting the decline in short-term interest rates throughout the latter half of 2007 and in 2008, and the rise in short-term interest rates throughout 2006 and the first half of 2007.

Interest income on our short-term investments was $1.8 million, $6.7 million and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The yield on our short-term investments was 2.21%, 5.14% and 5.07% for the years ended December 31, 2008, 2007 and 2006, respectively, reflecting the significant decline in short-term interest rates, most significantly the federal funds rate, throughout the latter half of 2007 and in 2008.

Interest expense on interest-bearing deposits was $212.9 million, $272.9 million and $216.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 2.79%, 3.67% and 3.21%, respectively. The decrease in interest expense and the weighted average rate paid on our deposit portfolio in 2008 is primarily reflective of the declining interest rate environment and an anticipated run-off of higher rate certificates of deposit, as previously discussed. Specifically, the weighted average rate paid on our time deposits declined to 3.84% in 2008 from 4.76% in 2007, and the average rate paid on our savings and money market deposits declined to 2.10% in 2008 from 3.05% in 2007. We attribute the increase in interest expense and the weighted average rate paid on our deposit portfolio in 2007 to higher priced deposits driven by competitive pricing conditions within our markets, and a change in the mix of our average deposits to increased time deposits and savings and money market accounts. While deposit growth continues to provide an adequate source of funds for liquidity purposes, competitive pressures on deposits within our markets continue to impact our deposit pricing and our net interest margin.

Interest expense on our other borrowings was $14.2 million, $16.3 million and $17.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate weighted average rate paid on our other borrowings was 2.40% for the year ended December 31, 2008, compared to 4.19% and 4.35% for the years ended December 31, 2007 and 2006, respectively, reflecting the rise in short-term interest rates during 2006 and the first half of 2007 and a steady decrease in short-term interest rates that began in late 2007 and continued throughout 2008. We capitalized interest on certain construction projects of approximately $400,000, $1.8 million and $400,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which decreased the weighted average rate paid on our other borrowings by seven basis points, 46 basis points and 10 basis points for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest expense on our notes payable was $1.3 million, $2.4 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate weighted average rate paid on our notes payable was 6.15%, 6.94% and 6.22% for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate weighted average rates paid reflect changing market interest rates during these periods, and unused commitment, arrangement and renewal fees paid in conjunction with the respective financing arrangement. Exclusive of these fees, the aggregate weighted average rate paid on our notes payable was 4.42%, 6.41% and 6.11% for the years ended December 31, 2008, 2007 and 2006, respectively. The terms of existing and former financing arrangements during these periods are further described in Note 11 to our consolidated financial statements.

Interest expense on our subordinated debentures was $21.1 million, 25.1 million and $25.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate weighted average rate paid on our subordinated debentures was 5.95%, 7.83% and 9.01% for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate weighted average rates and the level of interest expense reflect: (a) the reduction in LIBOR rates, and the impact to the related spreads to LIBOR, that began in late 2007 and continued through most of 2008, as $282.5 million, or 79.4% of our subordinated debentures are variable rate; (b) the entrance into four interest rate swap agreements with a notional amount of $125.0 million in aggregate during March 2008 that effectively convert the interest payments on certain of our subordinated debentures from a variable rate to a fixed rate, as further described under “—Interest Rate Risk Management” and in Note 5 to our consolidated financial statements; (c) the issuance of $77.3 million of variable rate subordinated debentures during 2007 through four newly formed statutory trusts, partially offset by the repayment of $25.8 million of variable rate subordinated debentures on April 22, 2007, as further described in Note 12 to our consolidated financial statements; and (d) the issuance of $139.2 million of variable rate subordinated debentures during 2006 through four newly formed statutory trusts, partially offset by the repayment of $56.9 million of 9.0% fixed rate subordinated debentures on December 31, 2006. Interest expense on subordinated debentures reflects interest expense associated with our interest rate swap agreements of $124,000, zero and $814,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Comparison of Results of Operations for 2008 and 2007

Net Income. We recorded a net loss of $287.2 million for the year ended December 31, 2008, compared to net income of $49.5 million for 2007. Our return on average assets and our return on average stockholders’ equity were (2.66%) and (35.34%), respectively, compared to 0.48% and 6.11%, respectively, for 2007. Our earnings levels reflect the following:

➢	An increase in the provision for loan losses to $368.0 million for the year ended December 31, 2008, compared to $65.1 million in 2007;

➢

A decline in net interest income to $343.1 million for the year ended December 31, 2008, compared to $380.8 million in 2007, which contributed to a decline in our net interest margin to 3.51% for the year ended December 31, 2008, compared to 4.04% in 2007;

➢	Noninterest income of $89.3 million for the year ended December 31, 2008, compared $83.2 million in 2007;

➢	A decrease in our noninterest expense to $334.5 million for the year ended December 31, 2008, compared to $344.4 million in 2007; and

➢	A provision for income taxes of $18.2 million for the year ended December 31, 2008, compared to $5.1 million in 2007.

The increase in the provision for loan losses was primarily driven by increased net loan charge-offs, an increase in nonperforming loans and higher levels of problem loans in our one-to-four family residential mortgage and real estate construction and development loan portfolios, as further discussed under “—Provision for Loan Losses.”

The decline in our net interest income and our net interest margin was primarily attributable to an increase in nonaccrual loans of $215.6 million during 2008 and a 500 basis point decrease, in aggregate, in the prime lending rate from the third quarter of 2007 through December 31, 2008 as well as a substantial decline in average LIBOR throughout 2008, as further discussed under “—Net Interest Income.”

The increase in our noninterest income primarily resulted from an increase in gain on loans held for sale, service charges on deposit accounts and customer service fees and a gain on the extinguishment of a term repurchase agreement, partially offset by an increase in net losses on investment securities associated with other-than-temporary impairment on equity investments in two financial institutions, a decline in investment management incomes and a decrease in the fair value of servicing rights, as further discussed under “—Noninterest Income.”

The overall decrease in the level of noninterest expense for 2008 reflects reductions in salaries and employee benefits expense attributable to decreased staffing levels in our mortgage banking division and the completion of certain other staff reductions in 2007 and 2008, as well as reduced charitable contributions expense and other profit improvement initiatives that were implemented in order to reduce our noninterest expense levels. These decreases were partially offset by increases in occupancy and furniture and equipment expenses, legal, examination and professional fees, expenses on other real estate properties and FDIC insurance assessment premiums, as further discussed under “—Noninterest Expense.”

The change in the provision for income taxes in 2008 reflects our decreased earnings and the recognition of a net deferred tax asset valuation allowance of approximately $136.8 million against our deferred tax assets during 2008, which had the effect of increasing our provision for income taxes by $123.2 million during 2008, as further discussed under “—Provision for Income Taxes.”

Provision for Loan Losses. Our net loss for 2008 was primarily driven by a significant provision for loan losses. We recorded a provision for loan losses of $368.0 million for the year ended December 31, 2008, compared to $65.1 million for the year ended December 31, 2007. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and declining asset quality associated with our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios, as further discussed under “—Loans and Allowance for Loan Losses.” Throughout 2008, we encountered considerable distress and declining conditions within our one-to-four family residential loan portfolio as a result of current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. We also experienced declining market conditions in our real estate construction and development loan portfolio, particularly in California, as a result of continued weak economic conditions and significant declines in real estate values. We recorded a provision for loan losses of $139.0 million for the three months ended December 31, 2008 compared to $44.6 million for the comparable period in 2007. The increase in our provision for loan losses for the three months ended December 31, 2008 was primarily driven by increased net loan charge-offs and continued declining market conditions in our one-to-four family residential mortgage portfolio and certain sectors of our land acquisition, development and construction loan portfolio, as discussed above.

Our nonperforming loans were $442.4 million at December 31, 2008, compared to $202.2 million at December 31, 2007. The increase in the overall level of nonperforming loans during 2008 was primarily driven by a decline in asset quality related to our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios, as further discussed under “—Loans and Allowance for Loan Losses.”

Our net loan charge-offs increased to $316.2 million for the year ended December 31, 2008, compared to $56.8 million for the year ended December 31, 2007. Our net loan charge-offs for 2008 were 3.54% of average loans, compared to 0.70% in 2007. Loan charge-offs were $331.0 million for 2008, compared to $65.5 million in 2007, and loan recoveries were $14.8 million for 2008, compared to $8.7 million in 2007. Net loan charge-offs were $129.8 million for the three months ended December 31, 2008, compared to $27.9 million for the comparable period in 2007.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2008 and 2007:

	December 31,		Increase (Decrease)

	2008	2007	Amount	%

	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$54,275	46,834	7,441	15.9%
Gain (loss) on loans sold and held for sale	4,748	(4,583)	9,331	203.6
Net loss on investment securities	(8,760)	(3,077)	(5,683)	(184.7)
Bank-owned life insurance investment income	2,808	3,841	(1,033)	(26.9)
Investment management income	3,440	7,111	(3,671)	(51.6)
Insurance fee and commission income	7,336	6,860	476	6.9
Net gain on derivative instruments	1,730	1,233	497	40.3
Change in fair value of servicing rights	(11,825)	(5,445)	(6,380)	(117.2)
Loan servicing fees	9,051	8,292	759	9.2
Gain on extinguishment of term repurchase agreement	5,000	―	5,000	100.0
Other	21,530	22,121	(591)	(2.7)

Total noninterest income	$89,333	83,187	6,146	7.4

Noninterest expense:
Salaries and employee benefits	$144,973	171,018	(26,045)	(15.2)%
Occupancy, net of rental income	38,760	33,977	4,783	14.1
Furniture and equipment	21,245	19,683	1,562	7.9
Postage, printing and supplies	6,312	6,747	(435)	(6.4)
Information technology fees	35,536	36,305	(769)	(2.1)
Legal, examination and professional fees	15,761	9,893	5,868	59.3
Amortization of intangible assets	11,131	12,419	(1,288)	(10.4)
Advertising and business development	5,674	6,933	(1,259)	(18.2)
FDIC insurance	7,173	1,006	6,167	613.0
Expenses on other real estate	8,242	859	7,383	859.5
Charitable contributions	541	5,942	(5,401)	(90.9)
Other	39,196	39,570	(374)	(0.9)

Total noninterest expense	$334,544	344,352	(9,808)	(2.8)

Noninterest Income. Noninterest income was $89.3 million for the year ended December 31, 2008, in comparison to $83.2 million for 2007. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees increased $7.4 million, or 15.9%, to $54.3 million from $46.8 million for the years ended December 31, 2008 and 2007, respectively. The increase in service charges and customer service fees is primarily attributable to: (a) an increase in retail NSF fees of $3.2 million to $21.6 million in 2008 from $18.4 million in 2007, primarily as a result of an increase in the fee charged for overdrafts and further expansion of our overdraft privilege program; (b) an increase in cardholder interchange income of $1.1 million to $10.1 million in 2008 from $9.1 million in 2007, primarily due to an increase in debit card usage by our customer base; and (c) an increase in commercial service charges of $3.4 million to $16.5 million in 2008 from $13.1 million in 2007, primarily resulting from our efforts to control fee waivers and a decrease in the earnings credit rate as a result of the decline in short-term interest rates throughout 2008.

We recorded a gain on loans sold and held for sale of $4.7 million for the year ended December 31, 2008, compared to a loss of $4.6 million for the year ended December 31, 2007. The gain in 2008 compared to the loss in 2007 is primarily attributable to the following:

➢

The recognition of $11.4 million of losses in 2007 related to repurchase obligations on mortgage loans sold with recourse. We were obligated to repurchase mortgage loans with a principal balance of approximately $31.4 million based on the terms of the underlying sales contracts. Our primary recourse risk, attributable to early payment default on sub-prime residential mortgage loan products that we previously sold in the secondary market, generally expired throughout the first quarter of 2008;

➢	A pre-tax gain of $504,000 recognized in March 2008 on the sale of approximately $10.8 million of our small business loans; partially offset by

➢

A decrease in the volume of mortgage loans originated and subsequently sold in the secondary market. For the years ended December 31, 2008 and 2007, we sold residential mortgage loans totaling $210.6 million and $512.5 million, respectively; and

➢

A pre-tax loss of $804,000 recognized in April 2008 on the sale of approximately $24.0 million of residential real estate mortgage loans, and a pre-tax gain of $851,000 recognized in April 2007 on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans.

We recorded net losses on investment securities of $8.8 million and $3.1 million for the years ended December 31, 2008 and 2007, respectively. The net loss for 2008 is primarily attributable to the recognition of other-than-temporary impairment of $10.4 million on equity investments in the common stock of two financial institutions. The other-than-temporary impairment was primarily caused by economic events impacting the financial services industry as a whole, and represented the difference between our cost basis and the fair value of the equity securities. The equity securities are carried at fair value at December 31, 2008. In addition, in the third quarter of 2008, we recognized other-than-temporary impairment of $1.0 million on a preferred stock investment, which represented the full amount of the investment and was necessitated by bankruptcy proceedings of the underlying financial services company. The other-than-temporary impairment of $11.4 million, in aggregate, was partially offset by a pre-tax gain of approximately $867,000 recognized on the sale of $81.5 million of available-for-sale investment securities in March 2008 and a pre-tax gain of approximately $1.0 million recognized on the sale of $64.7 million of available-for-sale investment securities in December 2008. The net loss for 2007 primarily resulted from a net decline of $1.5 million in the fair value of securities held in our trading portfolio prior the liquidation of the trading portfolio in July 2007 in addition to other-than-temporary impairment recognized on an investment in the common stock of a financial institution of $1.4 million.

Bank-owned life insurance investment income was $2.8 million and $3.8 million for the years ended December 31, 2008 and 2007, respectively, reflecting the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program, and overall market conditions.

Investment management income generated by MVP, our institutional money management subsidiary, was $3.4 million for the year ended December 31, 2008, in comparison to $7.1 million in 2007, reflecting decreased portfolio management fee income associated with a decline in assets under management primarily attributable to the loss of a single large customer in the fourth quarter of 2007 and current market conditions.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency, was $7.3 million for the year ended December 31, 2008, in comparison to $6.9 million in 2007, primarily reflecting increased customer volumes partially offset by reduced premium rates attributable to the overall soft insurance market conditions experienced during 2008.

We recorded net gains on derivative instruments of $1.7 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively. The net gains in 2008 and 2007 are primarily attributable to the net increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts from September 2007 through April 2008. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program, as further described under “—Interest Rate Risk Management” and in Note 5 to our consolidated financial statements. We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements.

We recorded a net loss from changes in the fair value of mortgage and SBA servicing rights of $11.8 million and $5.4 million for the years ended December 31, 2008 and 2007, respectively. As further discussed under “—Effects of New Accounting Standards” and in Note 1 and Note 6 to our consolidated financial statements, on January 1, 2008, we opted to measure our servicing rights at fair value. As such, the fluctuations in 2008, as compared to 2007, reflect changes in the fair value of our servicing rights in comparison to amortization and impairment recognized in 2007. The decrease in fair value in 2008 is primarily due to the decrease in mortgage interest rates throughout 2008 and the related increase in prepayment speeds, as well as an increase in the discount rate.

Loan servicing fees were $9.1 million and $8.3 million for the years ended December 31, 2008 and 2007, respectively, and are primarily attributable to fee income generated for the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns that are originated by SBLS LLC, our majority-owned subsidiary that originates, sells and services SBA loans. The increase in 2008 is primarily due to an increase in the unpaid principal balance of serviced loans.

We recorded a gain of $5.0 million on the extinguishment of our term repurchase agreement in the first quarter of 2008. In March 2008, we restructured our $100.0 million term repurchase agreement, as further discussed in Note 10 to our consolidated financial statements. The primary modifications were to: (a) increase the borrowing amount to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate to a fixed rate of 3.36%; and (d) terminate the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in the recognition of the pre-tax gain of $5.0 million.

Other income was $21.5 million and $22.1 million for the years ended December 31, 2008 and 2007, respectively. We primarily attribute the decline in other income to:

➢

A decrease of $3.3 million in gains on sales of other assets. Net pre-tax gains on sales of other assets were $1.1 million for the year ended December 31, 2008, and included a pre-tax gain of $1.7 million recognized in December 2008 on the sale and leaseback of a branch facility. Net pre-tax gains on sales of other assets were $4.4 million for the year ended December 31, 2007, and included a pre-tax gain of $2.6 million recognized on the sale and leaseback of a branch building and a pre-tax gain of $1.0 million recognized on the sale of our Texas Branch Offices, as further described in Note 2 to our consolidated financial statements; partially offset by

➢	A gain of $1.8 million recognized on the sale of various state tax credits in April 2008; and

➢

A gain recognized in March 2008 on the Visa, Inc., or Visa, initial public offering, or IPO, of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa’s IPO.

Noninterest Expense. Noninterest expense was $334.5 million for the year ended December 31, 2008, in comparison to $344.4 million for 2007. Our efficiency ratio was 77.36% for the year ended December 31, 2008, compared to 74.21% for 2007. The efficiency ratio represents the ratio of noninterest expense to the sum of net interest income and noninterest income. The decrease in noninterest expense was primarily attributable to certain profit improvement initiatives that we implemented throughout 2007 and 2008.

Salaries and employee benefits was $145.0 million for the year ended December 31, 2008, in comparison to $171.0 million in 2007. We attribute the overall decrease in salaries and employee benefits expense to reduced staff levels within our mortgage banking division and the completion of certain other staff reductions in 2007 and 2008. Our total full-time equivalent employees (FTEs) decreased to 2,200 at December 31, 2008, from 2,440 at December 31, 2007, representing a decrease of approximately 9.5%. We reduced our FTEs despite adding an aggregate of 26 additional branch offices through acquisitions in 2007 and an aggregate of 11 de novo branches that we opened in 2007 and 2008. The decrease in salaries and employee benefits expense is also reflective of reduced incentive compensation expense resulting from the significant decline in our financial performance and reduced employee benefit expense associated with our nonqualified deferred compensation program resulting from market value declines in the employee investment accounts underlying this program.

Occupancy, net of rental income, and furniture and equipment expense was $60.0 million and $53.7 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 reflects higher levels of expense resulting from our de novo activities and acquisitions in 2007 and 2008, as discussed above, as well as increased technology equipment expenditures, continued expansion and renovation of certain branch offices, increased expenses associated with the purchase and/or lease of properties that are expected to be utilized for future branch office locations, and depreciation expense associated with acquisitions and capital expenditures.

Information technology fees were $35.5 million and $36.3 million for the years ended December 31, 2008 and 2007, respectively. As more fully described in Note 19 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and Adrian Baker and UPAC. The decrease in information technology fees is primarily due to certain profit improvement initiatives in addition to substantially reduced acquisition activity in 2008, as compared to 2007, as we did not complete any acquisitions in 2008 in contrast to two acquisitions that we completed in 2007, one of which expanded our branch network by 20 branch offices and required expanded information technology conversion support.

Legal, examination and professional fees were $15.8 million and $9.9 million for the years ended December 31, 2008 and 2007, respectively. The increase in legal, examination and professional fees is primarily attributable to: (a) approximately $1.4 million in professional fees incurred in 2008 resulting from internal investigations, including the investigation commissioned by our Audit Committee regarding certain matters associated with the mortgage banking division and the resulting restatement of our consolidated financial statements; (b) higher legal expenses related to collection and foreclosure efforts associated with certain problem loans; and (c) ongoing litigation matters, including those assumed through the acquisition of CFHI. We anticipate legal, examination and professional fees to remain at higher than historical levels until economic conditions stabilize primarily as a result of higher legal and professional fees associated with foreclosures, collection efforts and other real estate properties.

Amortization of intangible assets was $11.1 million and $12.4 million for the years ended December 31, 2008 and 2007, respectively, primarily reflecting a decrease in amortization expense on core deposit intangibles attributable to previous acquisitions. As further discussed in Note 8 to our consolidated financial statements, our annual measurement date for goodwill impairment testing is December 31. As a result of our annual impairment testing, we concluded that the carrying value of our single reporting unit, First Bank, exceeded its fair value. Based upon the results of an independent, third-party valuation of First Bank’s assets and liabilities, management compared the implied fair value of First Bank’s goodwill with its carrying value and concluded that there was no goodwill impairment as of December 31, 2008, as further discussed under “—Critical Accounting Policies.”

Advertising and business development expense was $5.7 million and $6.9 million for the years ended December 31, 2008 and 2007, respectively. The decrease in 2008 is primarily a result of certain profit improvement initiatives and management’s increased efforts to reduce these expenditures.

FDIC insurance expense was $7.2 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums over the past several quarters and have now been depleted. Our premium rates will increase in the future based on recent developments within the banking industry, including the failure of certain financial institutions. Furthermore, on February 27, 2009, the FDIC adopted an interim rule imposing an emergency special assessment of 20 basis points on June 30, 2009, as further discussed under “Item 1. Business —Deposit Insurance.”

Expenses on other real estate were $8.2 million and $859,000 for the years ended December 31, 2008 and 2007, respectively. The increase in other real estate expenses is primarily attributable to the increase in the balance of our other real estate properties to $91.5 million at December 31, 2008 from $11.2 million at December 31, 2007. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the increase in our other real estate balances and the expected transfer of certain of our nonperforming loans into our other real estate portfolio.

Charitable contributions expense was $541,000 and $5.9 million for the years ended December 31, 2008 and 2007, respectively, reflecting a decrease in charitable contributions made to the Dierberg Educational Foundation, Inc. (formerly the Dierberg Operating Foundation, Inc.), or the Foundation, a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 19 to our consolidated financial statements.

Other expense was $39.2 million and $39.6 million for the years ended December 31, 2008 and 2007, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The decrease in other expense was primarily attributable to:

➢

A decrease in fraud losses, net of recoveries, of $5.1 million from $6.8 million in 2007 to $1.7 million in 2008, primarily attributable to a single fraud loss of $5.0 million incurred in 2007; partially offset by

➢

A litigation settlement of $750,000 during the third quarter of 2008 pertaining to a matter initially brought against CFHI prior to our acquisition, as further described in Note 24 to our consolidated financial statements;

➢

An increase in overdraft losses, net of recoveries, of $1.4 million to $2.7 million in 2008 compared to $1.3 million in 2007, primarily resulting from our overdraft privilege program that we fully implemented in 2008; and

➢

An increase in loan expenses of $2.6 million to $6.2 million in 2008 from $3.6 million in 2007, primarily associated with expenses related to our residential mortgage portfolio and attributable to declining asset quality throughout 2008.

Provision for Income Taxes. The provision for income taxes was $18.2 million for the year ended December 31, 2008, compared to $5.1 million for the year ended December 31, 2007. The change in the provision for income taxes reflects the following:

➢	Our significantly reduced earnings in 2008, as compared to 2007;

➢

The recognition of a deferred tax asset valuation allowance of $158.9 million against our deferred tax assets during the fourth quarter of 2008, which had the effect of increasing our provision for income taxes by $144.8 million during the fourth quarter of 2008. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008,

2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized;

➢

The reversal of a portion of our deferred tax asset valuation allowance which had the effect of reducing our provision for income taxes by $21.6 million during the third quarter of 2008. On September 30, 2008, the Internal Revenue Service, or IRS, issued Notice 2008-83. In accordance with Notice 2008-83, any deduction properly allowed after an ownership change to a bank with respect to losses on loans or bad debts (including any deduction for a reasonable addition to a reserve for bad debts) shall not be treated as a built-in loss. As a result of Notice 2008-83, certain loan charge-offs and additions to First Bank’s allowance for loan losses are no longer considered built-in losses. Consequently, on September 30, 2008, First Banks concluded that $1.8 million and $21.0 million of the deferred tax asset valuation allowances related to CIB Bank and CFHI, respectively, were no longer required and recorded a reversal of the deferred tax asset allowances in the amount of $22.8 million, of which $21.6 million increased the benefit for income taxes for the three months ended September 30, 2008; and

➢

The reversal of a portion of our deferred tax asset valuation allowance which had the effect of reducing the provision for income taxes by $10.7 million in 2007. This reversal was necessitated by a reduction in the allowance for loan losses allocated to certain loans acquired in 2004 as a result of final resolution of the loans through repayment, sale or other means.

The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 13 to our consolidated financial statements.

Comparison of Results of Operations for 2007 and 2006

Net Income. Net income was $49.5 million for the year ended December 31, 2007, compared to $106.8 million for 2006. Our return on average assets and our return on average stockholders’ equity were 0.48% and 6.11%, respectively, for the year ended December 31, 2007, compared to 1.11% and 15.04%, respectively, for 2006. The decrease in net income for 2007, as compared to 2006, reflects the following:

➢	a provision for loan losses of $65.1 million for the year ended December 31, 2007, compared to $12.0 million in 2006;

➢

net interest income of $380.8 million for the year ended December 31, 2007, compared to $377.3 million in 2006, which contributed to a decline in our net interest margin to 4.04% for the year ended December 31, 2007, compared to 4.28% in 2006;

➢	a loss on loans sold and held for sale of $4.6 million for the year ended December 31, 2007, compared to a gain of $21.4 million in 2006;

➢	noninterest expense of $344.4 million for the year ended December 31, 2007, compared to $315.6 million in 2006; and

➢	a provision for income taxes of $5.1 million for the year ended December 31, 2007, compared to $51.9 million in 2006.

The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and a decline in asset quality related to our one-to-four family residential mortgage and real estate construction and development loan portfolios, as further discussed under “—Provision for Loan Losses.”

The decline in our net interest income and our net interest margin primarily resulted from an increase in higher priced deposit accounts and pressures on loan yields as a result of competitive conditions within our markets, as further discussed under “—Net Interest Income.”

The decrease in gain on loans sold and held for sale primarily resulted from a decrease in the volume of loans originated and sold in addition to losses of $11.4 million in 2007 related to repurchase obligations on mortgage loans sold with recourse. The decrease in volume is primarily attributable to the discontinuation of the origination and subsequent sale of sub-prime mortgage loans in February of 2007, as well as overall market disruption, as further discussed under “—Noninterest Income.”

The overall increase in the level of noninterest expense for 2007 reflects increased salaries and employee benefits expense, occupancy and furniture and equipment expenses and amortization of intangible assets, commensurate with the significant expansion of our branch office network resulting from our acquisitions of an insurance premium financing company and an insurance brokerage agency in 2006, the addition of 38 branch offices associated with acquisitions in 2006 and 2007 and the opening of eight de novo offices during 2007, in addition to certain other nonrecurring expenses incurred in 2007, primarily related to profit improvement initiatives and other items, as further discussed under “—Noninterest Expense.”

The decrease in the provision for income taxes primarily resulted from decreased earnings and the reversal of a portion of our deferred tax asset valuation allowance, as further discussed under “—Provision for Income Taxes.”

Provision for Loan Losses. We recorded a provision for loan losses of $65.1 million for the year ended December 31, 2007 compared to $12.0 million for the year ended December 31, 2006. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and a decline in asset quality related to our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios. Throughout 2007, we encountered considerable distress in our one-to-four family residential loan portfolio as a result of the unstable market conditions surrounding sub-prime loan products. We also saw declining market conditions in our land acquisition, development and construction loan portfolio, particularly in Northern California, resulting in increased developer inventories, slower lot and home sales, and declining market values, as well as further deterioration on certain residential development and construction portfolio credits that began in the latter part of 2006, as further discussed below. All of these factors led to increased risk in our loan portfolio thereby contributing to a significant increase in our provision for loan losses. We recorded a provision for loan losses of $44.6 million for the three months ended December 31, 2007 compared to $4.0 million for the comparable period in 2006. The increase in our provision for loan losses for the three months ended December 31, 2007 was primarily driven by increased net loan charge-offs and rapidly declining market conditions in our one-to-four family residential mortgage portfolio and certain sectors of our land acquisition, development and construction loan portfolio, as discussed above.

The provision for loan losses recorded during 2006 was primarily driven by significant growth within our loan portfolio, coupled with deterioration within our one-to-four family residential mortgage portfolio in addition to the deterioration of certain other credits, including four large credit relationships within our residential development and construction portfolio during the later part of 2006 that were primarily driven by declining market conditions, including slowdowns in unit sales.

Our nonperforming loans were $202.2 million at December 31, 2007, compared to $48.7 million at December 31, 2006. The increase in the overall level of nonperforming loans during 2007 was primarily driven by a decline in asset quality related to our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios, and the acquisition of CFHI, which added $45.1 million of nonperforming loans, as further discussed under “—Loans and Allowance for Loan Losses.”

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

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2007 and 2006:

	December 31,		Increase (Decrease)

	2007	2006	Amount	%

	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$46,834	43,310	3,524	8.1%
(Loss) gain on loans sold and held for sale	(4,583)	21,398	(25,981)	(121.4)
Net loss on investment securities	(3,077)	(1,813)	(1,264)	(69.7)
Bank-owned life insurance investment income	3,841	3,103	738	23.8
Investment management income	7,111	8,412	(1,301)	(15.5)
Insurance fee and commission income	6,860	4,848	2,012	41.5
Net gain (loss) on derivative instruments	1,233	(390)	1,623	416.2
Change in fair value of servicing rights	(5,445)	(7,109)	1,664	23.4
Loan servicing fees	8,292	9,264	(972)	(10.5)
Other	22,121	27,298	(5,177)	(19.0)

Total noninterest income	$83,187	108,321	(25,134)	(23.2)

Noninterest expense:
Salaries and employee benefits	$171,018	162,523	8,495	5.2%
Occupancy, net of rental income	33,977	27,643	6,334	22.9
Furniture and equipment	19,683	16,960	2,723	16.1
Postage, printing and supplies	6,747	6,721	26	0.4
Information technology fees	36,305	37,099	(794)	(2.1)
Legal, examination and professional fees	9,893	8,783	1,110	12.6
Amortization of intangible assets	12,419	8,195	4,224	51.5
Advertising and business development	6,933	7,128	(195)	(2.7)
FDIC insurance	1,006	1,050	(44)	(4.2)
Expenses on other real estate	859	520	339	65.2
Charitable contributions	5,942	6,462	(520)	(8.0)
Other	39,570	32,481	7,089	21.8

Total noninterest expense	$344,352	315,565	28,787	9.1

Noninterest Income. Noninterest income was $83.2 million for the year ended December 31, 2007, in comparison to $108.3 million for 2006. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees increased to $46.8 million from $43.3 million for the years ended December 31, 2007 and 2006, respectively. The increase in service charges and customer service fees is primarily attributable to: (a) increased deposit account balances associated with internal growth and our acquisitions of banks completed in 2006 and 2007, as further discussed under “—Financial Condition and Average Balances” and in Note 2 to our consolidated financial statements; (b) increased cardholder interchange income primarily due to an increase in debit card usage by our customer base; (c) increased fee income from customer service charges for non-sufficient funds and returned check fees from our commercial deposit base primarily as a result of enhanced control of fee waivers; and (d) pricing increases on certain service charges and customer service fees instituted to reflect current market conditions.

We recorded a loss on loans sold and held for sale of $4.6 million for the year ended December 31, 2007 compared to a gain of $21.4 million for the year ended December 31, 2006. The loss in 2007 compared to the gain in 2006 was primarily attributable to the following:

➢

A decrease in the volume of mortgage loans originated and subsequently sold in the secondary market. As further discussed under “—Loans and Allowance for Loan Losses” and “—Mortgage Banking Activities,” we discontinued the origination and sale in the secondary market of sub-prime loans in February 2007, and as such, the discontinuation of these activities has reduced the amount of gains on loans sold and held for sale, in comparison to the level that we had historically generated through the origination and sale of these sub-prime loan products. Historically, approximately 40% of our origination and sale volume was related to sub-prime loan products;

➢

Losses of $11.4 million in 2007 associated with repurchase obligations on mortgage loans sold with recourse. We were obligated to repurchase mortgage loans with a principal balance of approximately $31.4 million based on the terms of the underlying sales contracts. Our primary recourse risk, attributable to early payment default on sub-prime residential mortgage loan products that we previously sold in the secondary market, generally expired throughout the first quarter of 2008;

➢

A pre-tax gain of $851,000 recognized in April 2007 on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans, compared to a pre-tax gain of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans during 2006 and a $3.7 million gain, before applicable income taxes, recorded on the sale of $32.6 million of commercial loans in December 2006, as further discussed under “—Loans and Allowance for Loan Losses” and “—Mortgage Banking Activities;” and

➢	The recognition of $2.1 million of income generated from the securitization of $138.9 million in aggregate of residential mortgage loans in March and April 2006.

We recorded net losses on investment securities of $3.1 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. The net loss for 2007 primarily resulted from a net decline of $1.5 million in the fair value of securities held in our trading portfolio prior the liquidation of the trading portfolio in July 2007 in addition to other-than-temporary impairment recognized on an investment in the common stock of a financial institution of $1.4 million. The net loss for 2006 primarily resulted from the sale of certain available-for-sale investment securities associated with the termination of $200.0 million, in aggregate, of term repurchase agreements, partially offset by a gain of $389,000 on the redemption of common stock held as an available-for-sale investment security.

Bank-owned life insurance investment income was $3.8 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively, reflecting the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program, and overall market conditions.

Investment management income generated by MVP, our institutional money management subsidiary, was $7.1 million for the year ended December 31, 2007, in comparison to $8.4 million in 2006, reflecting decreased portfolio management fee income associated with a decline in assets under management and current market conditions.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency acquired on March 31, 2006 was $6.9 million for the year ended December 31, 2007, in comparison to $4.8 million in 2006, reflecting a full year of activity in 2007 as compared to nine months in 2006 and increased customer volumes; partially offset by reductions in premiums attributable to current market conditions within the insurance industry.

We recorded net gains on derivative instruments of $1.2 million for the year ended December 31, 2007, in comparison to net losses on derivative instruments of $390,000 for the year ended December 31, 2006. The net gain in 2007 is primarily attributable to the net increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts that began in September 2007.

We recorded a net decrease in mortgage and SBA servicing rights of $5.4 million and $7.1 million for the years ended December 31, 2007 and 2006, respectively, reflecting amortization and impairment of mortgage and SBA servicing rights, as further described in Note 6 to our consolidated financial statements.

Loan servicing fees were $8.3 million and $9.3 million for the years ended December 31, 2007 and 2006, respectively, and are primarily attributable to fee income generated for the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns that are originated by SBLS LLC, our majority-owned subsidiary that originates, sells and services SBA loans. The decrease in 2007 is primarily due to a decrease in the unpaid principal balance of serviced loans.

Other income was $22.1 million and $27.3 million for the years ended December 31, 2007 and 2006, respectively. We primarily attribute the decline in other income to:

➢	A decrease of $2.2 million in gains on sales of other real estate, primarily attributable to a gain of $1.5 million recognized on the sale of a parcel of other real estate in January 2006;

➢

A decrease of $1.7 million attributable to interest due on tax refunds associated with the filing of amended federal income tax returns for the years from 2000 through 2004 that was recorded in the fourth quarter of 2006;

➢

A release fee of $938,000 received in the first quarter of 2006 on funds collected from a loan previously sold in which First Bank was entitled to 25% of any future fees collected on the loan under a defined release fee agreement that was entered into in conjunction with the loan sale; partially offset by

➢

An increase of $569,000 in gains on sales of other assets. Net pre-tax gains on sales of other assets were $4.4 million for the year ended December 31, 2007, and included a pre-tax gain of $2.6 million recognized in November 2007 on the sale of a branch building and a pre-tax gain of $1.0 million recognized in July 2007 on the sale of our Texas Branch Offices, as further described in Note 2 to our consolidated financial statements. Net pre-tax gains on sales of other assets were $3.8 million for the year ended December 31, 2006 and included a pre-tax gain of $2.8 million recognized in September 2006 on the sale of an asset that was acquired as settlement in full of a loan previously charged-off and a pre-tax gain of $885,000 recognized on the sale of assets that were acquired with an acquisition completed in late 2004; and

➢	Income associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2006 and 2007.

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

➢

Increased salaries and employee benefits expenses associated with an aggregate of 38 additional branches acquired in 2006 and 2007, eight de novo branches opened in 2007, and the acquisitions of UPAC and Adrian Baker in 2006;

➢	Generally higher salary and employee benefit costs associated with employing and retaining qualified personnel; and

➢

Approximately $4.6 million of severance expenses associated with certain profit improvement initiatives, primarily related to reductions in mortgage banking production staff levels following the discontinuation of the origination and sale of sub-prime mortgage loans in February 2007; partially offset by

➢

Lower salaries and employee benefits expenses resulting from decreased staffing levels within our mortgage banking division and the completion of certain other staff reductions. Our total FTEs decreased to approximately 2,440 at December 31, 2007, from 2,630 at December 31, 2006; and

➢	Lower incentive compensation as a result of the decline in our earnings.

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

Information technology and item processing fees were $36.3 million and $37.1 million for the years ended December 31, 2007 and 2006, respectively. The decrease in these fees in 2007 reflects a reduction in the number of acquisitions completed during 2007, as compared to 2006, and the related de-conversion costs from other providers associated with bank acquisitions; as well as enhanced automation of certain services, including remote deposit, branch capture and electronic image exchange, which has significantly contributed to reduced manual processes and reduced costs associated with these services; partially offset by depreciation expense associated with the related capital expenditures necessary to support the enhanced delivery channels. The decrease was also partially offset by higher costs associated with the addition of de novo branch offices and offices provided by our acquisitions, including the acquisition of CFHI; growth and technological advancements consistent with our product and service offerings; and continued expansion and upgrades to technological equipment, networks and communication channels.

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

Charitable contributions expense was $5.9 million and $6.5 million for the years ended December 31, 2007 and 2006, respectively, reflecting a decrease in charitable contributions made to the Foundation, a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 19 to our consolidated financial statements.

Other expense was $39.6 million and $32.5 million for the years ended December 31, 2007 and 2006, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The increase in other expense was primarily attributable to:

➢	Expenses associated with continued growth and expansion of our banking franchise, including our de novo branch offices and our acquisitions completed during 2006 and 2007; and

➢

An increase in overdraft, robbery, fraud and other losses of $6.6 million from $2.3 million in 2006 to approximately $8.9 million in 2007, including a single fraud loss of $5.0 million and an expense of $700,000 related to our estimated indemnification obligation, as a member bank, to share certain litigation costs of Visa. This resulted from revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The expense related to Visa’s American Express litigation, which was settled by Visa in November 2007, and other Visa litigation that had not been settled at that time but was subsequently settled in 2008. As part of the reorganization, Visa issued a planned IPO in 2008, and a portion of the proceeds of the IPO representing each member bank’s proportionate share was used to fund the litigation settlements. Our proportional share of the proceeds of the Visa IPO more than offset our estimated liabilities related to the Visa litigation, as further described under “—Comparison of Results of Operations for 2008 and 2007.”

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

Interest Rate Risk Management

The maintenance of a satisfactory level of net interest income is a primary factor in our achieving acceptable income levels. However, the maturity and repricing characteristics of our loan and investment portfolios may differ significantly from those within our deposit structure. The nature of the loan and deposit markets within which we operate, and our objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and the possibility of depositors withdrawing funds prior to stated maturity dates introduces divergent option characteristics that fluctuate as interest rates change. These factors cause various elements of our balance sheet to react in different manners and at different times relative to changes in interest rates, potentially leading to increases or decreases in net interest income over time. Depending upon the direction and magnitude of interest rate movements and their effect on the specific components of our balance sheet, the effects on net interest income can be substantial. Consequently, it is critical that we establish effective control over our exposure to changes in interest rates.

We strive to manage our interest rate risk by:

➢

maintaining an Asset Liability Committee, or ALCO, responsible to our Board of Directors and Executive Management, to review the overall interest rate risk management activity and approve actions taken to reduce risk;

➢	employing a financial simulation model to determine our exposure to changes in interest rates;

➢	coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and

➢	utilizing various financial instruments, including derivatives, to offset inherent interest rate risk should it become excessive.

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

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points has a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 3.6% of net interest income, based on assets and liabilities at December 31, 2008. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant cuts in interest rates in late 2007 and throughout 2008, has negatively impacted our net interest income and will continue to impact the level of our net interest income throughout 2009.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2008, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total

	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$5,290,893	546,859	779,330	1,888,599	87,294	8,592,975
Investment securities	209,541	92,089	113,819	151,608	55,869	622,926
Short-term investments	44,678	—	—	—	—	44,678

Total interest-earning assets	$5,545,112	638,948	893,149	2,040,207	143,163	9,260,579

Interest-bearing liabilities:
Interest-bearing demand deposits	$346,247	215,235	140,371	102,939	131,013	935,805
Money market deposits	2,393,672	—	—	—	—	2,393,672
Savings deposits	65,214	53,706	46,034	65,214	153,445	383,613
Time deposits	994,236	540,835	1,790,163	459,629	1,651	3,786,514
Other borrowings	354,423	—	100,000	120,710	—	575,133
Subordinated debentures	282,481	—	—	—	71,347	353,828

Total interest-bearing liabilities	4,436,273	809,776	2,076,568	748,492	357,456	8,428,565
Effect of interest rate swap agreements	(125,000)	—	—	125,000	—	—

Total interest-bearing liabilities after the effect of interest rate swap agreements	$4,311,273	809,776	2,076,568	873,492	357,456	8,428,565

Interest-sensitivity gap:
Periodic	$1,233,839	(170,828)	(1,183,419)	1,166,715	(214,293)	832,014

Cumulative	1,233,839	1,063,011	(120,408)	1,046,307	832,014

Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	1.29	0.79	0.43	2.34	0.40	1.10

Cumulative	1.29	1.21	0.98	1.13	1.10

(1)	Loans are presented net of unearned discount.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	loans will repay at projected repayment rates;

➢	mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

➢	interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

➢	fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $832.0 million, or 7.72% of our total assets, and $1.23 billion, or 11.25% of our total assets, at December 31, 2008 and 2007, respectively. However, we were in a liability-sensitive position on a cumulative basis through the twelve-month time horizon of $120.4 million, or 1.12% of our total assets, and $1.09 billion, or 9.97% of our total assets, at December 31, 2008 and 2007, respectively.

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

As previously discussed, we utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We also sell interest rate swap agreement contracts to certain customers who wish to modify their interest rate sensitivity. We offset the interest rate risk of these swap agreements by simultaneously purchasing matching interest rate swap agreement contracts with offsetting pay/receive rates from other financial institutions. Because of the matching terms of the offsetting contracts, the net effect of the changes in the fair value of the paired swaps is minimal.

The derivative financial instruments that we held as of December 31, 2008 and 2007 are summarized as follows:

	December 31,

	2008		2007

	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure

	(dollars expressed in thousands)

Cash flow hedges	$125,000	—	400,000	5,271
Customer interest rate swap contracts	16,000	—	—	—
Interest rate floor agreements	—	—	300,000	1,699
Interest rate lock commitments	48,700	831	3,000	23
Forward commitments to sell mortgage-backed securities	40,300	(325)	55,000	40

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

For the year ended December 31, 2008, we realized net interest income of $11.5 million on our derivative financial instruments, whereas for the years ended December 31, 2007 and 2006, we realized net interest expense of $3.1 million and $5.0 million, respectively, on our derivative financial instruments. The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We also recorded net gains on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $1.7 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively, in comparison to net losses on derivative instruments of $390,000 for the year ended December 31, 2006. The net gains and losses on derivative instruments reflect changes in the value of our interest rate floor and interest rate cap agreements. In March 2008, we entered into four interest rate swap agreements with a notional amount of $125.0 million in aggregate. These swap agreements are designated as cash flow hedges and effectively convert the interest payments on certain of our subordinated debentures from variable rate to fixed rate. Additionally, in May 2008, we terminated our interest rate floor agreements, and in December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. Information regarding our derivative financial instruments outlined in the table above is further described in Note 5 to our consolidated financial statements appearing elsewhere in this report.

Mortgage Banking Activities

Our mortgage banking activities consist of the origination, purchase and servicing of residential mortgage loans. The purchase of loans to be held for sale is primarily limited to loans that we acquire in conjunction with our acquisition of other financial institutions. Generally, we sell our production of residential mortgage loans in the secondary loan markets. However, from time to time, we retain a portion of new residential mortgage loan production in our real estate mortgage portfolio. Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

For the three years ended December 31, 2008, 2007 and 2006, we originated residential mortgage loans held for sale and held for portfolio totaling $221.8 million, $548.0 million and $1.28 billion, respectively, and sold residential mortgage loans totaling $210.6 million, $512.5 million and $1.11 billion, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain or loss realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $1.09 billion, $1.10 billion and $1.04 billion at December 31, 2008, 2007 and 2006, respectively.

Gains (losses) on mortgage loans originated for resale, including loans sold and held for sale, were $1.8 million, ($8.2) million and $14.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective July 1, 2008, we implemented SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for our mortgage loans held for sale, and as a result, we now recognize our mortgage loans held for sale at fair value on a recurring basis. For the year ended December 31, 2008, the net gains reflect the adjustments to current fair values of loans held for sale; interest rate lock commitments, net of anticipated fallout; and forward sale commitments to sell mortgage-backed securities. For the years ended December 31, 2007 and 2006, the net (losses) gains reflect the adjustments of loans held for sale to lower of cost or fair value, and interest rate lock commitments, net of anticipated fallout, and forward sale commitments to sell mortgage-backed securities to current fair values.

Fallout represents loans that are not funded due to issues discovered during the underwriting process or withdrawal of the loan application by the customer.

We primarily attribute the gain in 2008 as compared to the loss in 2007 to the following:

➢

The recognition of $11.4 million of losses in 2007 related to repurchase obligations on mortgage loans sold with recourse, compared to gains on such repurchase obligations of $369,000 in 2008. We were obligated to repurchase mortgage loans with a principal balance of approximately $31.4 million throughout 2007 based on the terms of the underlying sales contracts, which resulted in losses of $11.4 million. Our primary recourse risk, attributable to early payment default on sub-prime residential mortgage loan products that we previously sold in the secondary market, generally expired throughout the first quarter of 2008. During 2008, we recognized a gain on repurchase obligations of $369,000 primarily as a result of the reversal of an established reserve for repurchase obligation losses established in 2007; partially offset by

➢

A decrease in the volume of mortgage loans originated and subsequently sold in the secondary market. For the years ended December 31, 2008 and 2007, we sold residential mortgage loans totaling $210.6 million and $512.5 million, respectively; and

➢

A pre-tax loss of $804,000 recognized in April 2008 on the sale of approximately $24.0 million of residential real estate mortgage loans, and a pre-tax gain of $851,000 recognized in April 2007 on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans.

We primarily attribute the loss in 2007 as compared to the gain in 2006 to the following:

➢

Losses of $11.4 million related to the repurchase obligations on mortgage loans sold with recourse, compared to zero in 2006. We were obligated to repurchase mortgage loans with a principal balance of approximately $31.4 million based on the terms of the underlying sales contracts;

➢

A decrease in the volume of mortgage loans originated and subsequently sold in the secondary market. We discontinued the origination and sale in the secondary market of sub-prime loans in February 2007, and as such, the discontinuation of these activities reduced the amount of gains on loans sold and held for sale, in comparison to the level that we had historically generated through the origination and sale of these sub-prime loan products. Historically, approximately 40% of our origination and sale volume was related to sub-prime loan products; and

➢

A pre-tax gain of $851,000 recorded on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans in April 2007, compared to pre-tax gains of $2.4 million recorded on the sale of $278.7 million of certain residential mortgage loans during 2006 and a $3.7 million gain, before applicable income taxes, recorded on the sale of $32.6 million of commercial loans in December 2006; and

➢	The recognition of $2.1 million of income generated from the securitization of $138.9 million of residential mortgage loans in March and April 2006.

Interest income on mortgage loans held for sale was $2.0 million for the year ended December 31, 2008, in comparison to $10.1 million and $18.2 million for the years ended December 31, 2007 and 2006, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $32.9 million, $140.7 million and $247.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The yield on our portfolio of loans held for sale was 5.97%, 7.16% and 7.39% for the years ended December 31, 2008, 2007 and 2006, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 2.90%, 3.88% and 3.49% for the years ended December 31, 2008, 2007 and 2006, respectively.

We report mortgage loan servicing fees in noninterest income in our consolidated statements of operations, net of interest shortfall and mortgage-backed security guarantee fee expense. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month’s interest that is required to be remitted to the security owner. Our gross mortgage loan servicing fees were $2.9 million, $2.8 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On January 1, 2008, we opted to measure servicing rights at fair value, as permitted by SFAS No. 156, Accounting for Servicing of Financial Assets, and further discussed in Note 1 to our consolidated financial statements. We report the changes in the fair value of mortgage servicing rights in noninterest income in our consolidated statements of operations. The fair value of mortgage servicing rights fluctuates based on changes in mortgage interest rates, prepayment speed assumptions and certain other assumptions utilized to value the mortgage servicing rights. We recorded a loss of $9.6 million related to the change in fair value of mortgage servicing rights for the year ended December 31, 2008 primarily due to the decrease in mortgage interest rates throughout 2008 and the related increase in prepayment speeds, as well as an increase in the discount rate. Prior to January 1, 2008, we amortized our mortgage servicing rights, which are reflected in the change in fair value of servicing rights in noninterest income in our consolidated statements of operations. Amortization of mortgage servicing rights was $2.8 million and $4.1 million for the years ended December 31, 2007 and 2006, respectively. We attribute the decrease in amortization of mortgage servicing rights in 2007 to lower levels of prepayments.

Our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2008, 2007 and 2006, we had $51.0 million, $54.5 million and $56.0 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $40.3 million, $55.0 million and $54.0 million, respectively, were hedged through the use of such forward commitments.

Investment Securities

We classify the securities within our investment portfolio as available for sale or held to maturity. Prior to July 2007, we classified the securities within our investment portfolio as trading, available for sale or held to maturity. Our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $622.9 million at December 31, 2008, compared to $1.02 billion and $1.46 billion at December 31, 2007 and 2006, respectively.

We primarily attribute the decrease in our investment securities portfolio in 2008 to: sales of investment securities of $417.4 million, and maturities and/or calls of investment securities of $378.7 million; partially offset by the reinvestment of funds available from maturities and sales of investment securities of approximately $424.8 million in higher-yielding securities. The remaining funds provided by maturities and/or calls and sales of investment securities were primarily invested in cash and cash equivalents and, to a lesser extent, utilized to fund internal loan growth.

The decrease in our investment securities portfolio in 2007 was attributable to: maturities and sales of investment securities of $1.05 billion and $170.7 million, respectively; the liquidation of our trading portfolio in July 2007, reflecting a decrease from the portfolio balance of $81.2 million at December 31, 2006; partially offset by the reinvestment of funds available from maturities and sales of investment securities of approximately $770.0 million in higher-yielding securities; and our acquisitions completed in 2007, which provided $74.5 million in securities.

Additional information regarding our investment securities portfolio is more fully described in Note 3 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 93.3%, 90.0% and 89.9% of total interest income for the years ended December 31, 2008, 2007 and 2006, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant the resumption of interest accruals.

Loans, net of unearned discount, represented 79.7% of our assets as of December 31, 2008, compared to 81.5% of our assets at December 31, 2007. Loans, net of unearned discount, decreased $293.2 million to $8.59 billion at December 31, 2008 from $8.89 billion at December 31, 2007. The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

	December 31,

	2008		2007		2006		2005		2004

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars expressed in thousands)

Commercial, financial and agricultural	$2,575,505	30.1%	$2,382,067	27.0%	$1,934,912	26.0%	$1,619,822	24.1%	$1,575,232	26.2%
Real estate construction and development	1,572,212	18.4	2,141,234	24.3	1,832,504	24.6	1,564,255	23.3	1,318,413	21.9
Real estate mortgage:
One-to-four-family residential loans	1,553,366	18.1	1,602,575	18.2	1,270,158	17.0	1,214,121	18.1	870,889	14.5
Multi-family residential loans	220,404	2.6	177,246	2.0	141,341	1.9	143,663	2.2	102,447	1.7
Commercial real estate loans	2,562,598	30.0	2,431,464	27.5	2,203,649	29.5	2,112,004	31.5	2,088,245	34.8
Consumer and installment, net of unearned discount	70,170	0.8	85,519	1.0	72,877	1.0	56,588	0.8	53,397	0.9

Total loans, excluding loans held for sale	8,554,255	100.0%	8,820,105	100.0%	7,455,441	100.0%	6,710,453	100.0%	6,008,623	100.0%

Loans held for sale	38,720		66,079		216,327		315,134		133,065

Total loans	$8,592,975		$8,886,184		$7,671,768		$7,025,587		$6,141,688

Commercial, financial and agricultural loans include loans that are made primarily based on the borrowers’ general credit strength and ability to generate cash flows for repayment from income sources even though such loans may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and commercial properties, represent financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family, owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist of a mix of secured and unsecured loans, including preferred credit and loans secured by automobiles. Loans held for sale are primarily fixed and adjustable rate residential mortgage loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.

Loans at December 31, 2008 mature as follows:

		Over One Year Through Five Years		Over Five Years

	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,450,727	314,340	583,238	71,043	156,157	2,575,505
Real estate construction and development	1,011,260	111,108	371,145	31,915	46,784	1,572,212
Real estate mortgage:
One-to-four family residential loans	101,219	195,127	38,008	168,527	1,050,485	1,553,366
Multi-family residential loans	117,857	48,171	23,433	14,331	16,612	220,404
Commercial real estate loans	569,573	952,341	315,341	376,263	349,080	2,562,598
Consumer and installment, net of unearned discount	29,742	24,305	2,322	12,586	1,215	70,170
Loans held for sale	38,720	—	—	—	—	38,720

Total loans	$3,319,098	1,645,392	1,333,487	674,665	1,620,333	8,592,975

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

During the five years ended December 31, 2008, loans, net of unearned discount, increased from $5.33 billion at December 31, 2003 to $8.59 billion at December 31, 2008, an increase of $3.26 billion, or 61.2%. Our acquisitions have contributed to an increase in the portfolios of new loans during the five years ended December 31, 2008. In certain cases, these acquired portfolios contained significant loan problems, which we considered in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline due to the elimination of problem loans and because many of the resources that would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing problem relationships. Throughout this period, we have also enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers.

The following table summarizes the components of changes in our loan portfolio, net of unearned discount, for the five years ended December 31, 2008:

	Increase (Decrease) For the Year Ended December 31,

	2008	2007	2006	2005	2004

	(dollars expressed in thousands)

Internal loan volume (decrease) increase:
Commercial lending	$(187,661)	716,168	160,642	204,494	91,760
Residential real estate lending (1)	(52,556)	(23,421)	410,181	481,642	32,348
Consumer lending, net of unearned discount	(15,349)	2,376	13,883	2,479	(8,180)
Loans and leases sold	(37,643)	(72,166)	(344,687)	(14,337)	(83,216)
Loans provided by acquisitions	—	693,495	545,106	209,621	780,901
Securitization of loans	—	(102,036)	(138,944)	—	—

Total (decrease) increase	$(293,209)	1,214,416	646,181	883,899	813,613

(1)	Includes loans held for sale.

We attribute the net decrease in our loan portfolio in 2008 primarily to:

➢

A decrease of $569.0 million in our real estate construction and development portfolio primarily attributable to net loan charge-offs of $236.7 million, transfers to other real estate and payments. Throughout 2008, we made considerable progress in reducing the exposure in our construction and development portfolio in light of the current economic environment within our market areas. The following table summarizes the composition of our real estate construction and development portfolio by region as of December 31, 2008 and 2007:

	December 31,

	2008	2007

	(dollars expressed in thousands)

Northern California	$234,942	471,216
Florida	37,242	96,891
Southern California	504,354	563,145
Chicago	185,054	158,436
Metropolitan St. Louis, Missouri	230,254	366,928
Texas	283,993	366,563
Other	96,373	118,055

Total	$1,572,212	2,141,234

Within our real estate construction and development portfolio, we experienced the most distress in our Northern California region. Our exposure to Northern California has been reduced by $236.3 million, or 50.1%, throughout 2008, primarily as a result of charge-offs of $125.8 million, transfers to other real estate, and payments. Of the remaining portfolio balance of $234.9 million, $66.1 million, or 28.1%, of loans were in a nonperforming status as of December 31, 2008.

We also experienced significant distress within our Florida, Southern California, Chicago and Metropolitan St. Louis regions and recorded significant charge-offs within these regions in 2008 as further discussed below. Of the remaining balance in our real estate construction and development portfolio of $1.57 billion, $270.4 million, or 17.2%, is on nonaccrual at December 31, 2008. We have charged the vast majority of these nonaccrual loans down to appraised values based on appraisals dated on or after January 1, 2008 and have additional reserves established on these loans as further described below;

➢

A decrease of $49.2 million in our one-to-four family residential real estate loan portfolio primarily attributable to charge-offs of $67.2 million, transfers to other real estate, payments and the sale of approximately $24.0 million of one-to-four family residential real estate loans in April 2008, partially offset by an increase in our home equity loan portfolio of $81.2 million. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of December 31, 2008 and 2007:

	December 31,

	2008	2007

	(dollars expressed in thousands)
One-to-four family residential real estate:
Non-Mortgage Division portfolio	$450,264	486,389
Mortgage Division portfolio, excluding Florida	427,821	494,235
Florida portfolio	245,187	273,017
Home equity portfolio	430,094	348,934

Total	$1,553,366	1,602,575

Our Non-Mortgage Division loan portfolio consists of prime mortgage loans originated to customers from our retail branch banking network. We have not incurred significant losses or delinquencies within this portfolio of loans. Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans. At December 31, 2008, approximately 47.2% of the Mortgage Division portfolio consisted of prime mortgages and the remaining 52.8% consisted of Alt A and sub-prime mortgages. We experienced significant distress within this portfolio in 2008 and recorded net charge-offs of $43.0 million as a result of charging these loans down to between 67.5% and 75.0% of current appraised values at the time these loans became nonperforming loans. As of December 31, 2008, approximately 20.7% of this portfolio is delinquent or restructured, consisting of loans 30-89 days delinquent of $31.5 million, restructured loans of $17.7 million, and nonaccrual loans of $38.5 million. Our Florida portfolio was acquired in the CFHI acquisition and consists primarily of prime and Alt A mortgage loans. We incurred net charge-offs of $11.1 million on this portfolio in 2008. As of December 31, 2008, approximately 20.6% of this portfolio is delinquent or restructured, consisting of loans 30-89 days delinquent of $12.8 million, restructured loans of $7.0 million, and nonaccrual loans of $30.7 million. Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. We have not incurred significant losses or delinquencies within this portfolio of loans; and

➢	A decrease of $27.4 million in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales in the secondary mortgage market.

These decreases were partially offset by:

➢

An increase of $193.4 million in our commercial, financial and agricultural portfolio primarily attributable to internal loan production growth, consistent with our strategy of decreasing our exposure to real estate, specifically real estate construction and development, in the current economic environment, and focusing on expanding this segment of our loan portfolio;

➢	An increase of $43.2 million in multi-family residential loans attributable to internal loan production growth; and

➢

An increase of $131.1 million in our commercial real estate loan portfolio primarily due to internal loan production growth, the majority of which has been originated through our national banking unit, which was established to focus on delivering and expanding certain of our national lines of business, including specialized lending groups such as leveraged finance, healthcare lending, association banking services, religious lending, trade finance and treasury management services.

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

➢

An increase of $447.2 million in our commercial, financial and agricultural portfolio primarily attributable to internal loan production growth and $53.4 million associated with our acquisitions completed in 2007;

➢	An increase of $308.7 million in our real estate construction and development portfolio primarily attributable to an increase of $152.7 million associated with our acquisitions completed in 2007;

➢

An increase of $332.4 million in our one-to-four family residential real estate loan portfolio primarily attributable to an increase of $341.9 million associated with our acquisitions completed in 2007, and internal loan production growth of $131.2 million, including $31.4 million of residential mortgage loans sold with recourse that we were required to repurchase based on the terms of the underlying sales contracts. Our primary recourse risk attributable to early payment default on sub-prime residential mortgage loans that we previously sold in the secondary market expired throughout the first quarter of 2008. In addition, we transferred approximately $116.4 million of one-to-four family residential real estate loans from our loans held for sale portfolio, as further discussed below. These increases were partially offset by the securitization and subsequent sale of $101.4 million of certain residential mortgage loans held in portfolio, and the sale and/or payoff of certain nonperforming and other loans, as further discussed below;

➢

An increase of $263.7 million in our commercial real estate loan portfolio primarily attributable to internal loan production growth of $146.6 million and an increase of $134.3 million associated with our acquisitions completed in 2007; and

➢

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

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:

	December 31,

	2008	2007	2006	2005	2004

	(dollars expressed in thousands)

Commercial, financial and agricultural:
Nonaccrual	$40,647	5,916	9,879	4,948	11,054
Restructured terms	—	—	—	—	4
Real estate construction and development:
Nonaccrual	270,444	151,812	13,344	11,137	13,435
Real estate mortgage:
One-to-four family residential loans:
Nonaccrual	83,140	32,931	18,885	9,576	9,881
Restructured terms	24,641	7	9	10	11
Multi-family residential loans:
Nonaccrual	545	—	272	740	434
Commercial real estate loans:
Nonaccrual	23,009	11,294	6,260	70,625	50,671
Consumer and installment:
Nonaccrual	—	263	81	160	310

Total nonperforming loans	442,426	202,223	48,730	97,196	85,800
Other real estate	91,524	11,225	6,433	2,025	4,030

Total nonperforming assets	$533,950	213,448	55,163	99,221	89,830

Loans, net of unearned discount	$8,592,975	8,886,184	7,671,768	7,025,587	6,141,688

Loans past due 90 days or more and still accruing	$7,094	26,753	5,653	5,576	28,689

Ratio of:
Allowance for loan losses to loans	2.56%	1.89%	1.90%	1.93%	2.45%
Nonperforming loans to loans	5.15	2.28	0.64	1.38	1.40
Allowance for loan losses to nonperforming loans	49.77	83.27	299.05	139.23	175.65
Nonperforming assets to loans and other real estate	6.15	2.40	0.72	1.41	1.46

Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $442.4 million, $202.2 million and $48.7 million at December 31, 2008, 2007 and 2006, respectively. Other real estate owned was $91.5 million, $11.2 million and $6.4 million at December 31, 2008, 2007 and 2006, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $534.0 million, $213.4 million and $55.2 million at December 31, 2008, 2007 and 2006, respectively. Our nonperforming assets at December 31, 2008 included $61.0 million of nonaccrual loans and $51.9 million of other real estate owned, or $112.9 million of nonperforming assets, in aggregate, held by FB Holdings, a subsidiary of First Bank which is 46.76% owned by FCA, an affiliated entity. As such, FCA owned approximately 21.1% of our nonperforming assets at December 31, 2008.

Nonperforming loans at December 31, 2008 increased $240.2 million, or 118.8%, from nonperforming loans at December 31, 2007. The following table summarizes the composition of our nonperforming loans by region / business segment at December 31, 2008 and 2007:

	December 31,

	2008	2007

	(dollars expressed in thousands)

Northern California real estate	$66,076	99,234
Mortgage Division, excluding Florida	56,118	20,347
Florida	68,522	45,098
Southern California real estate	69,966	—
Chicago real estate	46,272	—
Metropolitan St. Louis, Missouri real estate	42,182	5,000
Texas real estate	23,161	6,533
First Bank Business Capital, Inc.	24,501	—
Other	45,628	26,011

Total nonperforming loans	$442,426	202,223

We attribute the $240.2 million net increase in our nonperforming loans during the year ended December 31, 2008 to the following:

➢

An increase in nonaccrual loans of $118.6 million in our real estate construction and development loan portfolio primarily resulting from an overall increase in nonaccrual loans throughout our markets, as demonstrated in the table above, partially offset by net loan charge-offs of $236.7 million and transfers to other real estate. We continue to experience deterioration in our real estate construction and development portfolio as a result of weak economic conditions and significant declines in real estate values;

➢

An increase in nonaccrual loans of $50.2 million in our one-to-four family residential real estate loan portfolio primarily driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our one-to-four family residential nonaccrual loans in our mortgage banking division, excluding Florida, increased $18.1 million, from $20.3 million at December 31, 2007 to $38.5 million at December 31, 2008. Our one-to-four family residential nonaccrual loans in our Florida region increased $23.3 million, from $7.4 million at December 31, 2007 to $30.7 million at December 31, 2008. The remaining increase of $8.8 million occurred in our non-mortgage division portfolio;

➢

An increase in one-to-four family restructured loans of $24.6 million, consisting of total restructured loans of $28.6 million, partially offset by $3.9 million of restructured loans classified as nonaccrual in the one-to-four family residential real estate loan category. At December 31, 2008, restructured loans in our mortgage banking division and Florida region were $17.7 million and $7.0 million, respectively. Throughout 2008, certain one-to-four family residential mortgage loans in our Florida region and mortgage banking division, primarily located in California, were restructured, whereby the contractual interest rate was reduced over a certain time period due to concentrated efforts to work with borrowers. At the time of the restructuring, the individual loans were in full compliance with the terms of the original loan contracts. As of December 31, 2008, we had total restructured loans of $28.6 million, of which $3.9 million, or 13.7%, were nonaccrual and $3.9 million, or 13.7% were delinquent. As such, 27.4% of our restructured loans were delinquent or on nonaccrual status at December 31, 2008; and

➢

An increase in nonaccrual loans of $34.7 million in our commercial, financial and agricultural portfolio primarily driven by a single credit in our First Bank Business Capital, Inc. subsidiary of $24.5 million.

At December 31, 2008, we had approximately $292.7 million of nonperforming loans with balances equal to or greater than $1.0 million. Of the $292.7 million of nonperforming loans with balances equal to or greater than $1.0 million, we have obtained appraisals dated on or after January 1, 2008 on approximately $276.3 million, or 94.4%, of these loans. The aggregate appraised value of the underlying collateral securing these loans is approximately $338.4 million, representing an aggregate loan-to-value ratio of approximately 81.7%. After consideration of the aggregate allowance for loan losses of $32.2 million allocated to these loans, the remaining aggregate loan-to-value ratio is approximately 72.1%. We also have approximately $10.0 million of impaired loans acquired in acquisitions not included in the $292.7 million above. We have written these loans down to estimated fair value as of December 31, 2008.

At December 31, 2008, we had approximately $66.1 million of nonaccrual one-to-four family residential real estate loans in our mortgage banking division, including Florida, exclusive of approximately $3.0 million of impaired loans acquired in acquisitions as discussed above. This balance includes approximately $23.6 million of nonaccrual loans on which we have taken charge-offs to 75% of appraised value at the time the loans became nonperforming. We have an additional allowance for loan losses allocated to these loans of $2.4 million. We also have an additional $42.5 million of nonaccrual loans in our mortgage banking division on which we have not taken a charge-off as of December 31, 2008. We have an allowance for loan losses allocated to these loans of $12.8 million.

At December 31, 2008, we had approximately $63.9 million of other real estate with balances equal to or greater than $1.0 million. Of the $63.9 million of other real estate with balances equal to or greater than $1.0 million, we obtained appraisals dated on or after January 1, 2008 on approximately $60.2 million, or 94.3%, of these properties. The aggregate appraised value of the underlying collateral on these other real estate properties is approximately $86.2 million, representing an aggregate property-to-value ratio of approximately 69.8%.

Consequently, although we experienced a significant increase in nonperforming assets in 2008, we have written a significant portion of the balances of these assets down to appraised values based on appraisals obtained on or after January 1, 2008. We do expect, however, the declining and unstable market conditions associated with our one-to-four family residential mortgage loan portfolio and our real estate construction and development portfolio to continue, which will likely continue to impact the overall level of our nonperforming loans, loan charge-offs and provision for loan losses associated with these segments of our loan portfolio.

We are taking several measures to substantially decrease the level of our nonperforming assets, including the following initiatives:

➢	Increasing staffing levels in our special assets groups as well as in mortgage servicing to resolve and dispose of assets in a timely manner;

➢

Establishing a higher designated portion of incentive compensation plans for our commercial and mortgage lending personnel associated with achievement of significant reduction in nonperforming assets; and

➢	Establishing a process for evaluation of potential pooled sales of certain nonperforming assets, the completion of which will be dependent on satisfactory terms and conditions.

We attribute the $158.3 million net increase in our nonperforming assets during the year ended December 31, 2007 to the following:

➢

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

➢

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

➢

During the year ended December 31, 2007, we placed approximately $87.7 million of one-to-four family residential mortgage loans associated with our mortgage banking division on nonaccrual status. This increase in nonaccrual loans was partially offset by net loan charge-offs of approximately $31.0 million, loan sales resulting in a decrease in nonperforming loans of approximately $59.6 million, and other payment activity. Of the $87.7 million placed on nonaccrual status, approximately $31.4 million represented residential mortgage loans sold with recourse that we were required to repurchase based on the terms of the underlying sales contracts. Repurchases of mortgage loans sold with recourse declined to $3.5 million for the fourth quarter of 2007, compared to a high of $17.2 million for the second quarter of 2007. The reduced level of repurchase activity is reflective of our exit from the sub-prime market in early 2007; and

➢	The acquisition of CFHI, which added $7.4 million of nonaccrual loans to our one-to-four family residential real estate loan portfolio.

We took measures throughout 2007 to reduce the level of our nonperforming loans through sales of certain loans. The sales resulted in a reduction in nonperforming loans of approximately $67.3 million during the year ended December 31, 2007, as described below.

➢

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

➢

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

➢

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

➢

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

Loans past due 90 days or more and still accruing interest were $7.1 million and $26.8 million at December 31, 2008 and 2007, respectively. Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. Management considers the nonperforming assets trends in its overall assessment of the adequacy of the allowance for loan losses. The decrease in 2008 was primarily due to the timing of resolution of loans past due as to maturity, pending renewal and other matters, including the resolution of certain loans associated with our CFHI acquisition that were included in the balance of these loans at December 31, 2007.

Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.56%, 1.89% and 1.90% at December 31, 2008, 2007 and 2006, respectively. The increase in this ratio is directly related to the increase in nonperforming loans as well as potential problem loans at December 31, 2008 compared to prior periods. Our allowance for loan losses as a percentage of nonperforming loans was 49.77%, 83.27% and 299.05% at December 31, 2008, 2007 and 2006, respectively. The decrease in this ratio during 2008 is primarily due to the significant increase in nonperforming loans coupled with the recognition of charge-offs on these loans to levels reflective of current appraised values, as previously discussed. Our allowance for loan losses was $220.2 million at December 31, 2008, compared to $168.4 million and $145.7 million at December 31, 2007 and 2006, respectively. As further described in the table below, the allowance for loan losses also reflects an increase of $14.4 million and $5.2 million in 2007 and 2006, respectively, of balances acquired in conjunction with our acquisitions.

The following table is a summary of our loan loss experience for the five years ended December 31, 2008:

	As of or For the Years Ended December 31,

	2008	2007	2006	2005	2004

	(dollars expressed in thousands)
Allowance for loan losses, beginning of year	$168,391	145,729	135,330	150,707	116,451
Acquired allowances for loan losses	—	14,425	5,208	1,989	33,752
Other adjustments	—	—	—	—	(479)

	168,391	160,154	140,538	152,696	149,724

Loans charged-off:
Commercial, financial and agricultural	(21,931)	(13,212)	(7,512)	(10,991)	(31,086)
Real estate construction and development	(236,715)	(15,203)	(6,202)	(7,838)	(3,481)
Real estate mortgage:
One-to-four family residential loans	(67,246)	(31,849)	(3,779)	(3,399)	(4,891)
Multi-family residential loans	(19)	(76)	(241)	—	(139)
Commercial real estate loans	(3,244)	(3,764)	(3,635)	(9,699)	(9,995)
Consumer and installment	(1,866)	(1,390)	(834)	(1,196)	(1,051)

Total	(331,021)	(65,494)	(22,203)	(33,123)	(50,643)

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	7,226	5,176	5,968	12,303	19,861
Real estate construction and development	5,705	307	1,661	1,963	748
Real estate mortgage:
One-to-four family residential loans	1,180	864	1,066	1,953	1,597
Multi-family residential loans	5	9	—	—	27
Commercial real estate loans	401	1,588	6,048	2,901	2,659
Consumer and installment	327	731	651	637	984

Total	14,844	8,675	15,394	19,757	25,876

Net loans charged-off	(316,177)	(56,819)	(6,809)	(13,366)	(24,767)

Provision for loan losses	368,000	65,056	12,000	(4,000)	25,750

Allowance for loan losses, end of year	$220,214	168,391	145,729	135,330	150,707

Loans outstanding, net of unearned discount:
Average	$8,936,013	8,069,603	7,472,089	6,436,970	5,509,054
End of year	8,592,975	8,886,184	7,671,768	7,025,587	6,141,688
End of year, excluding loans held for sale	8,554,255	8,820,105	7,455,441	6,710,453	6,008,623

Ratio of allowance for loan losses to loans outstanding:
Average	2.46%	2.09%	1.95%	2.10%	2.74%
End of year	2.56	1.89	1.90	1.93	2.45
End of year, excluding loans held for sale	2.57	1.91	1.95	2.02	2.51
Ratio of net charge-offs to average loans outstanding	3.54	0.70	0.09	0.21	0.45
Ratio of current year recoveries to preceding year’s charge-offs	22.66	39.07	46.48	39.01	46.40

Our net loan charge-offs were $316.2 million, $56.8 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our net loan charge-offs as a percentage of average loans were 3.54%, 0.70%, and 0.09% for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,

	2008	2007

	(dollars expressed in thousands)
Northern California real estate	$125,773	4,514
Mortgage division, excluding Florida	43,022	28,180
Florida	37,476	—
Southern California real estate	31,453	—
Chicago real estate	19,640	(357)
Metropolitan St. Louis, Missouri real estate	30,122	5,287
Texas real estate	5,863	63
Other	22,828	19,132

Net loan charge-offs	$316,177	56,819

Net loan charge-offs recorded for the year ended December 31, 2008 included $125.8 million of net loan charge-offs associated with our Northern California real estate construction and development portfolio, compared to $4.5 million in 2007. We experienced significant distress and drastically declining market conditions within our Northern California real estate market throughout late 2007 and 2008, resulting in increased developer inventories, slower lot and home sales, and significantly declining market values. Net loan charge-offs recorded for the year ended December 31, 2008 also included $43.0 million of net loan charge-offs associated with our mortgage division, compared to $28.2 million for the comparable period in 2007, and $37.5 million of net loan charge-offs associated with our Florida region. We continue to experience deterioration in our one-to-four family residential portfolios as a result of weak economic conditions in the nationwide housing markets and significant declines in real estate values in all of our markets generally and, in particular, Florida and California. Should real estate values further decline as a result of current economic conditions, we could continue to experience deterioration within our loan portfolio, and as a result, increased loan charge-offs.

We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the severely weakened economic environment, including reduced loan demand and highly competitive markets within certain sectors of our loan portfolio. We consider this in our overall assessment of the adequacy of the allowance for loan losses.

As of December 31, 2008 and 2007, $224.1 million and $157.1 million, respectively, of loans not included in the nonperforming assets table above were identified by management as having potential credit problems, or problem loans. The increase in the level of problem loans during 2008 primarily reflects weak economic conditions in the nationwide housing markets and significant declines in real estate values in all of our markets generally and, in particular, Florida and California. Management continues its efforts to reduce nonperforming and problem loans and re-define overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

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

We include adversely rated credits, including loans requiring close monitoring that would not normally be considered classified credits by regulators, on our monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Loans may also be added to our watch list whenever any adverse circumstance is detected which might affect the borrower’s ability to comply with the contractual terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to our watch list. Loans on our watch list require periodic detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with credit review and credit administration staff members. Upgrades and downgrades of loan risk ratings may be initiated by the responsible loan officer. However, upgrades of risk ratings associated with significant credit relationships and/or problem credit relationships may only be made with the concurrence of appropriate regional or senior regional credit officers.

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

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2008:

	2008		2007		2006		2005		2004

	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans

	(dollars expressed in thousands)

Commercial, financial and agricultural	$56,592	29.97%	$41,513	26.81%	$48,060	25.22%	$39,560	23.05%	$46,823	25.64%
Real estate construction and development	72,840	18.30	67,034	24.10	40,410	23.89	32,638	22.27	38,525	21.47
Real estate mortgage:
One-to-four family residential loans	37,742	18.08	16,312	18.03	13,308	16.56	10,526	17.28	8,466	14.18
Multi-family residential loans	4,243	2.56	2,983	2.00	95	1.84	67	2.04	20	1.67
Commercial real estate loans	47,663	29.82	39,634	27.36	41,833	28.72	51,199	30.06	55,922	34.00
Consumer and installment	342	0.82	835	0.96	1,035	0.95	757	0.81	617	0.87
Loans held for sale	792	0.45	80	0.74	988	2.82	583	4.49	334	2.17

Total	$220,214	100.00%	$168,391	100.00%	$145,729	100.00%	$135,330	100.00%	$150,707	100.00%

Our allowance for loan losses as a percentage of total loans increased from 1.89% at December 31, 2007 to 2.56% at December 31, 2008, primarily as a result of an increase in nonperforming loans. The allocated allowance for loan losses as a percentage of real estate construction and development and one-to-four family residential loans increased from 3.13% and 1.02%, respectively, at December 31, 2007 to 4.63% and 2.43%, respectively, at December 31, 2008, primarily as a result of an increase in nonperforming loans in addition to an overall decline in asset quality as previously discussed. The allocated allowance for loan losses as a percentage of commercial real estate, multi-family residential and commercial, financial and agricultural loans also increased at December 31, 2008 as compared to December 31, 2007 primarily as a result of current economic conditions resulting in increased nonperforming loans within these segments of our loan portfolio.

Deposits

Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

The following table sets forth the distribution of our average deposit accounts for the years ended December 31, 2008, 2007 and 2006, and the weighted average interest rates on each category of deposits:

	Year Ended December 31,

	2008			2007			2006

	Amount	Percent of Deposits	Rate	Amount	Percent of Deposits	Rate	Amount	Percent of Deposits	Rate

	(dollars expressed in thousands)

Noninterest-bearing demand deposits	$1,232,077	13.88%	—%	$1,232,650	14.23%	—%	$1,267,681	15.82%	—%
Interest-bearing demand deposits	963,305	10.85	0.57	957,454	11.05	0.96	962,956	12.01	0.85
Savings and money market deposits	2,826,957	31.85	2.10	2,613,745	30.17	3.05	2,152,419	26.86	2.48
Time deposits	3,853,656	43.42	3.84	3,859,552	44.55	4.76	3,631,516	45.31	4.28

Total average deposits	$8,875,995	100.00%		$8,663,401	100.00%		$8,014,572	100.00%

Capital and Dividends

On December 31, 2008, First Banks issued: (a) 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share; and (b) 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share, to the U.S. Treasury pursuant to First Bank’s participation in the TARP program, as further described in “Item 1 —Business – Recent Developments” and in Note 18 to our consolidated financial statements. The Class C and Class D cumulative perpetual preferred stock qualify as Tier 1 capital.

We paid relatively small dividends on our Class A Convertible, Adjustable Rate Preferred Stock and our Class B Adjustable Rate Preferred Stock, totaling $786,000 for each of the years ended December 31, 2008, 2007 and 2006. Dividends on our Class C and Class D cumulative perpetual preferred stock, which currently carry annual dividend rates of 5.00% and 9.00%, respectively, are payable quarterly, beginning in February 2009.

As previously discussed under “—Supervision and Regulation – Regulatory Matters,” under the terms of a Memorandum of Understanding with the FRB, we have agreed, among other things, not to declare and pay any dividends on our common or preferred stock or to make any distributions of interest, or other sums, on our trust preferred securities without the prior approval of the FRB. In January 2009, we received pre-approval from the FRB to declare and pay the regular quarterly dividends on our preferred stock to be paid in February and April 2009 and to pay the regular quarterly interest payments on our outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in March and April 2009. However, we cannot ensure that the FRB will approve future payment requests.

Management believes as of December 31, 2008, First Bank and we were “well capitalized,” as defined in regulations adopted pursuant to the FDIC Improvement Act of 1991. As of December 31, 2007, we were “adequately capitalized,” and First Bank was “well capitalized,” as defined in regulations adopted pursuant to the FDIC Improvement Act of 1991. First Bank’s and our actual and required capital ratios are further described in Note 21 to our consolidated financial statements. As further described in Note 21 to our consolidated financial statements, at December 31, 2008, First Bank’s Tier 1 capital ratio was 9.75%, or approximately $260.5 million over the minimum level required under the terms of the informal agreement with the MDOF.

As of December 31, 2008, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our consolidated financial statements, the sole assets of the statutory and business trusts are our subordinated debentures.

A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2008, is as follows:

Name of Trust	Date of Trust Formation	Type of Offering	Interest Rate	Preferred Securities	Subordinated Debentures

First Preferred Capital Trust IV	January 2003	Publicly Underwritten	8.15%	$46,000,000	$47,422,700
First Bank Statutory Trust	March 2003	Private Placement	8.10%	25,000,000	25,774,000
First Bank Statutory Trust II	September 2004	Private Placement	Variable	20,000,000	20,619,000
Royal Oaks Capital Trust I	October 2004	Private Placement	Variable	4,000,000	4,124,000
First Bank Statutory Trust III	November 2004	Private Placement	Variable	40,000,000	41,238,000
First Bank Statutory Trust IV	February 2006	Private Placement	Variable	40,000,000	41,238,000
First Bank Statutory Trust V	April 2006	Private Placement	Variable	20,000,000	20,619,000
First Bank Statutory Trust VI	June 2006	Private Placement	Variable	25,000,000	25,774,000
First Bank Statutory Trust VII	December 2006	Private Placement	Variable	50,000,000	51,547,000
First Bank Statutory Trust VIII	February 2007	Private Placement	Variable	25,000,000	25,774,000
First Bank Statutory Trust X	August 2007	Private Placement	Variable	15,000,000	15,464,000
First Bank Statutory Trust IX	September 2007	Private Placement	Variable	25,000,000	25,774,000
First Bank Statutory Trust XI	September 2007	Private Placement	Variable	10,000,000	10,310,000

For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital. Because of these limitations, as of December 31, 2008, $58.1 million of the trust preferred securities was not eligible for inclusion in our Tier 1 capital; however, this amount was eligible for inclusion in our total risk-based capital. Effective March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of specified core capital elements, as further described in Note 21 to our consolidated financial statements. As such, $147.0 million of our trust preferred securities would not be eligible for inclusion in our Tier 1 capital if the final rules effective in March 2011 were implemented as of December 31, 2008.

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB, the FRB and other borrowings. The aggregate funds acquired from these sources were $1.83 billion and $2.00 billion at December 31, 2008 and 2007, respectively.

The following table presents the maturity structure of these other sources of funds, which consist of certificates of deposit of $100,000 or more and other borrowings, at December 31, 2008:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total

	(dollars expressed in thousands)

Three months or less	$316,830	354,423	671,253
Over three months through six months	205,360	—	205,360
Over six months through twelve months	602,390	100,000	702,390
Over twelve months	130,072	120,710	250,782

Total	$1,254,652	575,133	1,829,785

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. First Bank’s borrowing capacity under the agreement increased to approximately $1.14 billion at December 31, 2008, from $523.3 million at December 31, 2007, as a result of additional collateral availability.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $911.1 million and $672.3 million at December 31, 2008 and 2007, respectively. We had FHLB advances outstanding of $200.7 million and $857,000 at December 31, 2008 and 2007, respectively. During 2008, First Bank entered into four $100.0 million FHLB advances with maturities of November 2008, January 2009, February 2009 and July 2009 to increase our liquidity in light of uncertain market conditions and increased loan funding needs. In September 2008, we prepaid the $100.0 million FHLB advance that was scheduled to mature in November 2008 and incurred a prepayment penalty of $3,000. In November 2008, we prepaid the $100.0 million FHLB advance that was scheduled to mature in January 2009 and incurred a prepayment penalty of $117,000. We replaced this higher rate FHLB advance with a borrowing of $100.0 million from the FRB with a substantially lower interest rate, as further described in Note 10 to our consolidated financial statements.

First Banks also has a borrowing relationship with its affiliated entity, Investors of America, LP, which provides for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries, as further described in Note 11 and Note 19 to our consolidated financial statements. First Banks did not have any balances outstanding on this borrowing arrangement at December 31, 2008. In addition, the Company is currently required to obtain prior approval from the FRB prior to incurring additional debt obligations, including advancing funds under this borrowing arrangement, in accordance with the provisions of the Memorandum of Understanding with the FRB, as further described under “—Supervision and Review – Regulatory Matters.”

Our loan-to-deposit ratio increased to 98.3% at December 31, 2008 from 97.1% at December 31, 2007. As a result of this increase, we implemented certain strategies during 2008 to improve our liquidity position, including the additional FHLB borrowings, as discussed above, increasing the availability of our borrowing relationship with both the FRB and the FHLB through additional collateral availability and receiving deposits placed into the CDARS program on a reciprocal basis, thereby increasing our time deposits. We are continuing to closely monitor liquidity and implement actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, increased loan funding needs, operating and debt service requirements, and current deposit trends.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2008 were as follows:

	Less Than 1 Year		1-3 Years	3-5 Years	Over 5 Years	Total (1)

	(dollars expressed in thousands)

Operating leases	$16,828		27,303	18,834	46,119	109,084
Certificates of deposit (2)	3,322,611		427,164	35,087	1,652	3,786,514
Other borrowings (2)	454,423		710	120,000	—	575,133
Subordinated debentures (2)	—		—	—	353,828	353,828
Preferred stock issued under the TARP (2) (3)	—		—	—	310,170	310,170
Other contractual obligations	1,836	(4)	379	337	8	2,560

Total	3,795,698		455,556	174,258	711,777	5,137,289

(1)

Amounts exclude FIN 48 unrecognized tax liabilities of $3.3 million and related accrued interest expense of $1.0 million for which the timing of payment of such liabilities cannot be reasonably estimated as of December 31, 2008.

(2)

Amounts exclude the related interest expense accrued and dividends declared on these obligations as of December 31, 2008. As further described under “ –Supervision and Review – Regulatory Matters,” we currently may not make any distributions of dividends or interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(3)	Amounts payable upon redemption of the Class C preferred stock and Class D preferred stock issued under the TARP of $295.4 million and $14.8 million, respectively.

(4)

Includes an accrued expense related to our remaining estimated indemnification obligation, as a member bank, to share certain litigation costs of Visa, as further described under “–Noninterest Expense.”

We agreed, among other things, not to declare or pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Supervision and Regulation – Regulatory Matters.” In January 2009, we received pre-approval from the FRB to declare and pay the regular quarterly dividends on our preferred stock to be paid in February and April 2009 and to pay the regular quarterly interest payments on our outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in March and April 2009. However, we cannot ensure that the FRB will approve future payment requests.

Management believes the available liquidity will be sufficient to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay interest on the subordinated debentures that we issued to our affiliated statutory and business financing trusts and the dividends on our preferred stock that we issued to the Dierberg family and the U.S. Treasury, subject to regulatory approval.

Critical Accounting Policies

Our financial condition and results of operations presented in our consolidated financial statements, accompanying notes to our consolidated financial statements, selected consolidated and other financial data appearing elsewhere in this report, and management’s discussion and analysis of financial condition and results of operations are, to a large degree, dependent upon our accounting policies. The selection and application of our accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

We have identified the following accounting policies that we believe are the most critical to the understanding of our financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could be a reasonable likelihood. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout “—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. A detailed discussion on the application of these and other accounting policies is summarized in Note 1 to our consolidated financial statements appearing elsewhere in this report.

Loans and Allowance for Loan Losses. We maintain an allowance for loan losses at a level we consider adequate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, the fair value of underlying loan collateral, our customers’ ability to repay their loans and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses. Any increases in our allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. For further discussion, refer to “—Loans and Allowance for Loan Losses,” “Item 1A ─ Risk Factors” and Note 4 to our consolidated financial statements appearing elsewhere in this report.

Derivative Financial Instruments. We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices where available. If quoted market prices are unavailable, fair value is based on quoted market prices of comparable derivative instruments. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value have correlated and are expected to correlate with changes in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true within acceptable limits. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and/or discontinuation of hedge accounting are likely to result in increased volatility in our reported earnings. For cash flow hedges, this would result as more or all of the change in the fair value of the affected derivative being reported in noninterest income. For fair value hedges, there may be some impact on our reported earnings as the change in the fair value of the affected derivative may not be offset by changes in the fair value of the underlying hedged asset or liability. For further discussion, refer to “—Effects of New Accounting Standards,” “—Interest Rate Risk Management” and Note 5 to our consolidated financial statements appearing elsewhere in this report.

Deferred Tax Assets. We recognize deferred tax assets for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management’s judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. For further discussion, refer to “ —Effects of New Accounting Standards,” “—Comparison of Results of Operations for 2008 and 2007 — Provision for Income Taxes,” “—Comparison of Results of Operations for 2007 and 2006 – Provision for Income Taxes,” and Note 1 and Note 13 to our consolidated financial statements appearing elsewhere in this report.

Business Combinations / Goodwill and Other Intangible Assets. We emphasize acquiring other financial institutions as one means of achieving our growth objectives. The determination of the fair value of the assets and liabilities acquired in these transactions, as well as the returns on investment that may be achieved, requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income streams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income streams were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility in our reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which may impact our reported earnings and directly impacts our regulatory capital levels. For further discussion, refer to “—Effects of New Accounting Standards,” “—Acquisitions” and Note 2, Note 8 and Note 21 to our consolidated financial statements appearing elsewhere in this report.

Our annual impairment testing date for goodwill and other intangible assets is December 31. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of our single reporting unit is below its carrying value. The goodwill impairment test is a two-step process which requires us to make assumptions regarding fair value. Our policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair value of our reporting unit to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount, if any. Although we believe our estimates of fair value are reasonable, many of the factors used in assessing fair value and the allocation of estimated fair value to the assets and liabilities of our reporting unit are outside the control of management, and it is reasonably likely that assumptions and estimates may change in future periods. These changes may result in future impairment that may materially affect the carrying value of our assets and our operating results.

Due to the ongoing uncertainty regarding market conditions, which may continue to negatively impact the performance of our reporting unit, management will continue to monitor the goodwill impairment indicators and evaluate the carrying amount of our goodwill, if necessary. Events and circumstances that could trigger the need for interim impairment testing include:

➢	A significant change in legal factors or in the business climate;

➢	An adverse action or assessment by a regulator;

➢	Unanticipated competition;

➢	A loss of key personnel;

➢	A more-likely-than-not expectation that our reporting unit or a significant portion of our reporting unit will be sold or otherwise disposed of; and

➢	The testing for recoverability under SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, of a significant asset group within a reporting unit.

For further discussion, refer to Notes 1 and 8 to our consolidated financial statements appearing elsewhere in this report.

Effects of New Accounting Standards

In March 2006, the FASB issued SFAS No. 156 – Accounting for Servicing of Financial Assets. SFAS No. 156, an amendment of FASB SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, addresses the recognition and measurement of separately recognized servicing assets and liabilities and allows mark-to-market accounting for servicing rights resulting in reporting that is similar to fair value hedge accounting, but without the effort and system costs needed to identify effective hedging instruments and document hedging relationships. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 156 on January 1, 2007, which did not have a material impact on our financial condition or results of operations. On January 1, 2008, we opted to measure servicing rights at fair value. The election of this option resulted in the recognition of a cumulative effect of a change in accounting principle of $6.3 million, net of tax, which was recorded as an increase to our retained earnings, as further described in Note 1 and Note 6 to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Implementation is deferred for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Early adoption is permitted as of the beginning of an entity’s fiscal year unless the entity has already issued interim financial statements during that fiscal year. We implemented SFAS No. 157 related to financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually) on January 1, 2008, which did not have a material impact on our financial condition or results of operations other than certain additional disclosure requirements. The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FASB Staff Position, or FSP, No. SFAS 157-3 – Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active in October 2008. FSP No. SFAS 157-3 became effective as of September 30, 2008 and did not significantly impact the methods by which we determine the fair values of our financial assets.

In September 2006, the FASB issued SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as a net asset or liability in the balance sheet and to recognize changes in the funded status of the plan through comprehensive income in the year in which the changes occur. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of the company’s fiscal year end. Effective December 31, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, resulting in a cumulative effect of change in accounting principle of $902,000, which was recorded as a reduction in accumulated other comprehensive loss as of December 31, 2007. We adopted the measurement date provisions of SFAS No. 158, which became effective for us as of December 31, 2008 and did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Retrospective application is not allowed. Early adoption is permitted as of the beginning of an entity’s fiscal year that begins on or before November 15, 2007, provided the entity also elects to adopt all of the provisions of SFAS No. 157 at the early adoption date. We implemented SFAS No. 159 on January 1, 2008, which increased the carrying value of our loans held for sale and gain on loans sold and held for sale by $508,000 as of and for the year ended December 31, 2008.

In November 2007, the SEC issued SEC Staff Accounting Bulletin, or SAB, No. 109 – Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 requires fair value measurements of derivative loan commitments or other written loan commitments recorded through earnings to include the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 – Application of Accounting Principles to Loan Commitments, which applied only to derivative loan commitments accounted for at fair value through earnings, and broadens its application to all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 also states that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We implemented SAB No. 109 on January 1, 2008, which increased our gain on sale of loans by $457,000 for the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R) – Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how entities will account for business combinations under SFAS No. 141(R) include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R)

will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. SFAS No. 141(R) is effective for all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial condition, results of operations and the disclosures that will be presented in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. We implemented SFAS No. 160 on January 1, 2009, which resulted in our minority interest in subsidiaries of $129.4 million being reclassified from a liability to a component of our stockholders’ equity in our consolidated balance sheets.

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy (fair value hedge, cash flow hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the requirements of SFAS No. 161 to determine their impact on the disclosures that will be presented in our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformance with U.S. generally accepted accounting principles. The hierarchical guidance provided by SFAS No. 162 is not expected to have a significant impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” appearing on pages 39 through 41 of this report.

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

The financial statements and supplementary data appear on pages 76 through 126 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the President and Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and our directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in circumstances or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in COSO’s Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the United States Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except for the changes noted below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following material weaknesses were identified related to our internal control over financial reporting:

➢	We did not maintain appropriate oversight and supervision of certain operational and accounting personnel in the mortgage banking division;

➢

We did not maintain a sufficient complement of personnel in our mortgage banking division with an appropriate level of accounting knowledge, experience and training necessary to properly account for certain complex transactions associated with the operations of the mortgage banking division; and

➢

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

The Company has remediated the conditions surrounding the material weaknesses and believes the material weaknesses no longer exist. Actions taken to remediate the material weaknesses have been ongoing since the identification of the material weaknesses in the second quarter of 2008, and certain of these actions were enhanced and fully tested as of December 31, 2008. Accordingly, these actions may be considered to be control enhancements which have materially improved the Company’s internal control over financial reporting. In addition, these actions and control enhancements have been tested for operating effectiveness and further evaluated by our Internal Audit and Risk Management Departments. These actions include the following:

➢	Hired a new President of the Company’s mortgage banking division and established a direct reporting line to the Executive Vice President and Director of Retail Banking;

➢

Changed the oversight and supervision of the operational and accounting personnel in the mortgage banking division through the establishment of a direct reporting line to the Company’s Chief Financial Officer;

➢	Centralized and realigned certain areas of responsibility and functions previously handled within the mortgage banking division;

➢	Instituted increased segregation of duties controls within the Company’s mortgage banking division;

➢	Examined the methods in which internal controls were circumvented and developed measures to strengthen such controls; and

➢	Implemented additional monitoring controls, including certain analytical procedures and additional oversight of the mortgage banking division.

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

Board of Directors and Committees of the Board

Our Board of Directors consists of eight members. The Board determined that Messrs. Cooper, Gundaker, Steward and Yaeger are independent. Each of our directors identified in the following table was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies

James F. Dierberg	71	1979

Chairman of the Board of Directors of First Banks, Inc. since 1988; Chief Executive Officer of First Banks, Inc. from 1988 to April 2003; President of First Banks, Inc. from 1979 to 1992 and from 1994 to October 1999; Chairman of the Board of Directors, President and Chief Executive Officer of First Banks America, Inc. from 1994 until its merger with First Banks, Inc. in December 2002.

Terrance M. McCarthy	54	2003

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

Allen H. Blake	66	2008

Director of First Banks, Inc. since December 2008 and from 1988 to March 2007; Director of First Bank since December 2008; Prior to Mr. Blake’s announcement of his retirement and resignation of his positions at First Banks, Inc., effective March 31, 2007, Mr. Blake served in the following positions: President of First Banks, Inc. from October 1999 to March 2007; Chief Executive Officer of First Banks, Inc. from April 2003 to March 2007; and Chief Financial Officer of First Banks, Inc. from 1984 to September 1999 and from May 2001 to August 2005.

James A. Cooper (1)	53	2008	Managing Partner of Thompson Street Capital Partners, a private equity firm with investments in middle-market manufacturing, service and distribution businesses, in St. Louis, Missouri, since 2000.

Steven F. Schepman	36	2004

Director of First Banks, Inc. since July 2004; Executive Vice President and Director of Corporate Development and Business Segments of First Banks, Inc. since April 2, 2007; Senior Vice President and Chief Financial Officer of First Banks, Inc. from August 2005 to April 2007; Director of First Bank from April 2001 to October 2004; Senior Vice President – Private Banking, Wealth Management and Trust Services of First Bank from November 2000 to August 2005; From May 1999 to November 2000, Mr. Schepman was employed in various other senior management capacities with First Banks, Inc.

Gordon A. Gundaker (1)	75	2001

Chairman of the Board of Directors of Gundaker Commercial Group, Inc., a full-service commercial real estate firm providing brokerage, development, construction and asset management services, in St. Louis, Missouri, since July 2007; President and Chief Executive Officer of Coldwell Banker Gundaker from September 2001 to July 2007.

David L. Steward (1)	57	2000

Chairman of the Board of Directors of World Wide Technology Holding Co., Inc., an electronic procurement and logistics company in the information technology industry, in St. Louis, Missouri; Director of Centene Corporation.

Douglas H. Yaeger (1)(2)	60	2000

Chairman of the Board of Directors, President and Chief Executive Officer of The Laclede Group, Inc., an exempt public utility holding company in St. Louis, Missouri since 2001; Chairman of the Board of Directors, President and Chief Executive Officer of Laclede Gas Company since 1999; President of Laclede Gas Company since 1997; Director and Chief Operating Officer of Laclede Gas Company from 1997 to 1999; Executive Vice President – Operations and Marketing of Laclede Gas Company from 1995 to 1997.

(1)	Member of the Audit Committee.

(2)	Mr. Douglas H. Yaeger serves as Chairman of the Audit Committee and the Audit Committee financial expert.

Committees and Meetings of the Board of Directors

Four members of our Board of Directors currently serve on the Audit Committee, all of whom the Board of Directors determined to be independent; there are no other committees of the Board of Directors. The Audit Committee assists the Board of Directors in fulfilling the Board’s oversight responsibilities with respect to the quality and integrity of the consolidated financial statements, financial reporting process and systems of internal controls. The Audit Committee also assists the Board of Directors in monitoring the independence and performance of the independent auditors, the internal audit department and the operation of ethics programs. The Audit Committee operates under a written charter adopted by the Board of Directors.

The members of the Audit Committee as of March 25, 2009 were Mr. James A. Cooper, Mr. Gordon A. Gundaker, Mr. David L. Steward, and Mr. Douglas H. Yaeger, who serves as the Chairman of the Audit Committee and the Audit Committee financial expert.

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

The Audit Committee reviewed with the Independent Registered Public Accounting Firm, who is responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with U.S. generally accepted accounting principles, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged with Governance. In addition, the Audit Committee discussed with the Independent Registered Public Accounting Firm its independence from management and the Company, including the matters required by Public Company Accounting Oversight Board, or PCAOB, Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee considered the compatibility of non-audit services provided by the Independent Registered Public Accounting Firm with the firm’s independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by Standard No. 1 of the Independence Standards Board.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2008 for filing with the SEC.

Audit Committee

Douglas H. Yaeger, Chairman of the Audit Committee
James A. Cooper
Gordon A. Gundaker
David L. Steward

Code of Ethics for Principal Executive Officer and Financial Professionals

The Board of Directors has approved a Code of Ethics for Principal Executive Officer and Financial Professionals that covers the Principal Executive Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Investment Officer, the Senior Vice President – Controller, the Senior Vice President – Director of Taxes, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role. These individuals are also subject to the policies and procedures adopted by First Banks that govern the conduct of all of its employees. The Code of Ethics for Principal Executive Officer and Financial Professionals is included as an exhibit to this Annual Report on Form 10-K.

Code of Conduct for Employees, Officers and Directors

The Board of Directors has approved a Code of Conduct applicable to all employees, officers and directors of First Banks that addresses conflicts of interest, honesty and fair dealing, accounting and auditing matters, political activities and application and enforcement of the Code of Conduct. The Code of Conduct is available on First Banks’ website, www.firstbanks.com, under “About us.”

Executive Officers

Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 25, 2009, were as follows:

Name	Age	Current First Banks Office(s) Held	Principal Occupation(s) During Last Five Years

James F. Dierberg	71	Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Terrance M. McCarthy	54	President, Chief Executive Officer and Director; Chairman of the Board of Directors of First Bank.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Steven F. Schepman	36	Executive Vice President, Director of Corporate Development and Business Segments, and Director.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Russell L. Goldammer	52	Executive Vice President and Chief Information Officer; Director of First Bank.

Executive Vice President and Chief Information Officer since November 2004; Director of First Bank since April 2008; Chief Information Officer of Outsourcing Solutions, Inc., St. Louis, Missouri, from April 2001 to October 2004.

Robert S. Holmes, Jr.	45	Executive Vice President – Commercial Banking; President, Chief Executive Officer and Director of First Bank.

Executive Vice President of First Banks, Inc. since July 2007; President and Chief Executive Officer of First Bank since June 2007; Director of First Bank since July 2007; Group Senior Vice President – Regional Commercial Banking Group of LaSalle Bank N.A. in Chicago, Illinois from March 2007 to June 2007; Senior Vice President and Chief Administrative Officer – Commercial Banking Division of LaSalle Bank N.A. in Chicago, Illinois from March 2006 to March 2007; Senior Vice President and Region Head of LaSalle Bank N.A. in St. Louis, Missouri from September 1996 to March 2006.

F. Christopher McLaughlin	55	Executive Vice President and Director of Retail Banking; Director of First Bank.

Executive Vice President and Director of Retail Banking since April 2007; Executive Vice President and Director of Sales, Marketing and Products of First Banks, Inc. from September 2003 to March 2007; Director of First Bank since October 2004; Executive Vice President – Personal Banking Division of HSBC Bank USA in Buffalo, New York from 1998 to June 2002; Independent Consultant from July 2002 to August 2003.

Steven H. Reynolds	49	Executive Vice President and Chief Credit Officer; Executive Vice President, Chief Credit Officer and Director of First Bank.

Executive Vice President and Chief Credit Officer of First Banks, Inc. since October 2008; Director of First Bank since January 2009; Executive Vice President and Chief Credit Officer of First Bank since November 2008; Senior Vice President and Acting Chief Credit Officer of First Bank since September 2008; Senior Vice President and Regional Credit Officer of First Bank since April 2008; Regional Senior Credit Officer of Marshall & Ilsley Bank N.A. in St. Louis, Missouri from April 2006 to April 2008; Chief Credit Officer of Missouri State Bank in St. Louis, Missouri from November 2002 to April 2006.

Lisa K. Vansickle	41	Senior Vice President and Chief Financial Officer; Senior Vice President, Secretary and Director of First Bank.

Senior Vice President and Chief Financial Officer of First Banks, Inc. since April 2007; Senior Vice President and Controller of First Banks, Inc. from January 2001 to April 2007; Vice President and Controller of First Banks, Inc. from April 1999 to January 2001; Vice President and Director of Internal Audit from December 1997 to March 1999; Senior Vice President, Secretary and Director of First Bank since July 2001.

Item 11.	Executive Compensation

Compensation Discussion and Analysis. As outlined in the stock ownership table included in “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” all of our voting stock is owned by various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family. Therefore, we do not use equity awards in our compensation program.

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

Salary. Base salaries of executive officers are dependent upon the evaluation of certain factors and are based, in part, on non-quantifiable considerations, at the discretion of the Chairman and/or certain executive officers. The level of base salaries of executive officers is designed to reward the officer’s performance based upon an evaluation of the following factors: (i) the performance of the Company and the achievement of corporate goals and objectives, considering general business and industry conditions, among other factors, and the contributions of specific executives towards the overall performance; (ii) each executive officer’s areas of responsibility and the Company’s performance in those areas; and (iii) the level of compensation paid to comparable executives by other financial institutions of comparable size in the market areas in which we operate to ensure we maintain a competitive compensation package. Our corporate goals and objectives provide particular measurements to which the Board of Directors and executive management assign significance, such as net income, organic and external growth in target market areas, expense control, net interest margin, credit quality, and regulatory examination results. These factors are taken into consideration by the Chairman of the Board, who evaluates the appropriate base salary and related annual salary increases of the President and Chief Executive Officer, and by the Chairman of the Board and certain senior executive officers, who evaluate the appropriate base salary and related annual salary increases of executive officers and other employees. Base salaries of executive officers are reviewed on an ongoing basis and are generally adjusted on an annual basis, and may be further adjusted periodically as a result of significant changes in responsibility, employment market conditions, and other factors.

Bonus. We offer our key executive officers additional compensation through an Executive Incentive Compensation Plan, or the Plan. The objectives of the Plan are to promote superior short-term and long-term financial performance of the Company through its key executives; to reward those key executive officers who deliver solid results with market-competitive incentives; and to attract, motivate and retain skilled and experienced individuals who can increase the size and profitability of the Company. Our Chairman of the Board has full discretion to determine on an annual basis those executives who are eligible to participate in the Plan. Each of the named executive officers is a participant in the Plan, along with certain other executive officers, with the exception of Ms. Vansickle and Mr. Schepman. Ms. Vansickle received a discretionary bonus in 2007. Mr. Schepman received a discretionary bonus in 2007 and 2006. As a result of the Company’s performance, no bonuses were awarded in 2008 under the Plan. Mr. Holmes received a bonus in 2008 in connection with his commencement of employment with the Company.

The bonus award amounts under the Plan are determined by a mathematical formula that is based primarily on our weighted average return on equity multiplied by a weighting component and the named executive officer’s annual salary. Payments under the Plan are made annually based upon the results of the above-referenced formulas, unless determined otherwise by the Board of Directors for the Chief Executive Officer or by the Chief Executive Officer for the other participants. In considering any adjustment to payments to other executive officers, the Chief Executive Officer will evaluate each executive officer’s contribution to improving our return on equity during the plan year.

In connection with its participation in the TARP, the Company is required for the duration of the period that the U.S. Treasury holds any equity or debt position in the Company acquired under the TARP, to take the following actions with respect to its executive compensation arrangements relating to its “Senior Executive Officers,” or the SEOs:

•

Require that SEO bonus and incentive compensation are subject to recovery or “clawback” by the Company if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

•

Prohibit any “golden parachute” payment to the SEOs, generally meaning any payment in the nature of compensation to (or for the benefit of) an SEO made in connection with an applicable severance from employment to the extent the aggregate present value of such payments equals or exceeds an amount equal to three times the SEO’s “base amount” (generally defined as the five-year average of the SEO’s compensation); and

•

Agree that it will be subject to Section 162(m)(5) of the Internal Revenue Code, or the Code, which reduces the annual tax deduction limit for remuneration paid to the SEOs during any taxable year from $1,000,000 to $500,000 and eliminates the availability of the exception to the deduction limit for performance-based compensation, as defined in the Code.

The Company’s current SEOs are Messrs. McCarthy, Goldammer, Holmes and McLaughlin and Ms. Vansickle. In order to comply with these requirements, the Company entered into an Omnibus Amendment Agreement with each of the named SEOs. The Omnibus Amendment Agreements have the effect of amending each named SEO’s compensation, bonus, incentive and other benefit plans, arrangements and agreements, as described in this section, as necessary to comply with the TARP requirements described above for any year in which the U.S. Treasury holds an equity or debt position in the Company. As a result, all named SEO compensation arrangements are potentially subject to limitation in accordance with these requirements. The Omnibus Amendment Agreements also permit the Company to take any actions necessary to amend the SEOs’ incentive compensation arrangements in the event that the Board of Directors determines, pursuant to the analysis described below, that any such arrangements encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company.

In addition, the Board of Directors, acting as the Compensation Committee, is required to meet at least annually with the Company’s senior risk officers to discuss and review the relationship between the Company’s risk management policies and practices and its SEO incentive compensation arrangements, identifying and making reasonable efforts to limit any features in such compensation arrangements that might lead to the SEOs taking unnecessary or excessive risks that could threaten the value of the Company. The Board of Directors, on behalf of the Company, must certify that it has completed the review and taken any necessary actions.

In response to this requirement, in January 2009, the Board of Directors, as the Compensation Committee, met and reviewed the compensation requirements under the TARP and approved the appointment of the Company’s Director of Risk Management and its General Counsel as “senior risk officers” for purposes of the compensation review. At a subsequent meeting, the senior risk officers presented the Board of Directors with an overview of the Company’s overall risk structure, the top risks identified within the Company and their ongoing comprehensive review of the compensation program. Based on its analysis and primarily the termination of the Company’s Executive Incentive Compensation Plan, discussed below, the Board of Directors determined that the Company’s executive compensation program does not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company, and that no further changes to the program were required for this purpose. The required certification of the Compensation Committee is provided in the Compensation Committee Report set forth following this Compensation Discussion and Analysis.

In addition to the requirements under the TARP set forth above, the recently enacted ARRA contains a number of significant new limitations on executive compensation for TARP participants. Because the regulations under the ARRA have not yet been issued, the ultimate impact of these limitations on the Company’s executive compensation program is uncertain. As a result, the Board of Directors intends to assess what actions may be necessary in response to these limitations and take any necessary actions including the creation of a Compensation Committee of the Board of Directors comprised of independent directors.

Independent of the Company’s participation in the TARP, the Company’s executive management has determined that no SEO will receive any bonus or incentive compensation in 2009. In addition, in light of current economic conditions and the newly adopted limitations on compensation under the ARRA that prohibit the payment of any bonuses or incentive compensation to the Company’s SEOs, the Board of Directors elected to terminate the Executive Incentive Compensation Plan which is the only incentive compensation plan in which such officers participate. Although the Board of Directors recognizes the importance and value of incentive based compensation, it appears its ability to effectively use such compensation tools will be limited under the forthcoming regulations. As a result, the Board of Directors intends to continue to review the Company’s overall compensation program to determine what actions may be necessary to continue to fulfill its objectives while complying with these limitations. As a family owned company, the Company has historically conservatively compensated its executive officers while maintaining key talent and has never engaged in the practice of using extravagant compensation packages or perquisites to reward executive officers. The Board of Directors intends to continue to apply these long-held philosophies in setting future compensation within the limits of the TARP and any other applicable regulations.

Deferred Compensation. We offer a deferred compensation plan to the executive officers and other key employees to promote retention by providing a long-term savings opportunity on a tax-effective basis.

The Board of Directors and President and Chief Executive Officer periodically review the various components of our executive compensation programs. Salaries paid, annual bonuses awarded and deferred compensation balances for the named executives are further described in the “Summary Compensation Table” and “Nonqualified Deferred Compensation Table” below.

Executive Compensation. The following table sets forth certain information regarding compensation earned by the named executive officers for the years ended December 31, 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary (1)	Bonus (1)	All Other Compensation (2)		Total (1)

Terrance M. McCarthy (3)	2008	500,000	—	9,200		509,200
President and	2007	478,000	374,800	9,000		861,800
Chief Executive Officer	2006	409,000	345,000	8,800		762,800

Lisa K. Vansickle (4)	2008	183,400	—	16,000	(5)	199,400
Senior Vice President	2007	174,000	24,000	18,300	(5)	216,300
and Chief Financial Officer

Russell L. Goldammer	2008	242,800	—	9,200		252,000
Executive Vice President and	2007	237,200	222,400	9,000		468,600
Chief Information Officer

Robert S. Holmes, Jr.	2008	318,800	125,000	29,900	(6)	473,700
Executive Vice President –
Commercial Banking

F. Christopher McLaughlin	2008	236,400	—	9,200		245,600
Executive Vice President and
Director of Retail Banking

Daniel W. Jasper (7)	2008	283,500	—	142,200	(8)	425,700
(Former Executive Vice President	2007	264,800	239,000	9,000		512,800
and Chief Credit Officer)	2006	245,600	215,000	8,800		469,400

(1)

Salary and bonus reported for Messrs. McCarthy and Jasper include amounts deferred in our NQDC Plan, as further described below and in Note 17 to our consolidated financial statements, of $75,000 and $19,100, respectively, or an aggregate of $94,100. Salary reported for Ms. Vansickle and Messrs. Goldammer, Holmes, and McLaughlin did not include any amounts deferred in our NQDC Plan. Earnings by the named executives on their NQDC Plan balances did not include any above-market or preferential earnings.

(2)

All other compensation reported reflects contributions to our 401(k) Plan, as further described in Note 17 to our consolidated financial statements, with the exception of the amounts reported for Ms. Vansickle and Messrs. Holmes and Jasper, as further described below.

(3)	Mr. McCarthy became President and Chief Executive Officer of First Banks, Inc. on April 1, 2007.

(4)	Ms. Vansickle became Chief Financial Officer of First Banks, Inc. on April 2, 2007.

(5)

All other compensation reported for Ms. Vansickle for 2008 and 2007 reflects a contribution to our 401(k) Plan of $5,700 and $8,300, respectively, and the payout of $10,300 and $10,000, respectively, of an award previously granted under an incentive plan that Ms. Vansickle participated in prior to the time she became a named executive officer on April 2, 2007. Ms. Vansickle’s participation in that incentive plan terminated at the time she became a named executive officer.

(6)	All other compensation reported for Mr. Holmes reflects a contribution to our 401(k) Plan of $9,200 and $20,700 associated with a corporate relocation package.

(7)	Mr. Jasper resigned from the Company on September 5, 2008.

(8)	All other compensation reported for Mr. Jasper for 2008 reflects a contribution to our 401(k) Plan of $7,200 and a payment made in conjunction with Mr. Jasper’s resignation in the amount of $135,000.

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

The NQDC Plan allows for us to credit the deferred compensation accounts of any participant with discretionary contributions, however, we have not made any such discretionary contributions under the NQDC Plan since its inception. Any such contributions, if made, would vest over a five-year period. Earnings or losses on participant account balances resulting from the participant’s investment choices are credited or charged to the participant accounts on a monthly basis. We recognize these earnings or losses in our consolidated statements of operations on a monthly basis. In the event of retirement, payment of the vested portion of the participant’s deferred compensation account balance is either made through a single lump sum payment or annual payments over five or ten years, subject to election by the participant. Payment of the vested portion of the participant’s deferred compensation account balance is made through a single lump sum payment in the event the participant terminates his or her employment for reasons other than retirement. With the exception of Mr. Jasper and Mr. Blake, there were no withdrawals or distributions from our NQDC Plan for the year ended December 31, 2008.

The following table sets forth certain information regarding nonqualified deferred compensation earned by the named executive officers for the year ended December 31, 2008:

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name and Principal Position(s)	Executive Contributions in Last Fiscal Year (1)	Aggregate (Losses) Earnings in Last Fiscal Year	Aggegrate Distributions in Last Fiscal Year		Aggregate Balance at December 31, 2008

Terrance M. McCarthy President and Chief Executive Officer	$75,000	(156,700)	—		499,400	(2)

Lisa K. Vansickle Senior Vice President and Chief Financial Officer	—	(12,400)	—		32,600	(3)

Daniel W. Jasper (Former Executive Vice President and Chief Credit Officer)	19,100	(10,100)	(46,200)	(4)	184,900	(5)

(1)

All executive contributions represent the deferral of base salary and/or bonus payments reflected in the “Summary Compensation Table.” We did not make any discretionary contributions under the NQDC Plan as of and for the year ended December 31, 2008.

(2)

Of this amount, $451,100 represents deferrals of cash consideration from prior years. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant’s 2008 activity.

(3)

Of this amount, $33,200 represents deferrals of cash consideration from prior years. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant’s 2008 activity.

(4)	Following his resignation on September 5, 2008, Mr. Jasper received the first of five annual distributions of his NQDC Plan participant account balance, which is fully vested.

(5)

Of this amount, $186,500 represents deferrals of cash consideration from prior years that were reflected in the “Summary Compensation Table” in our Annual Report on Form 10-K for the relevant years. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant’s 2008 activity.

Potential Payments Upon Termination. Upon termination of employment, the executive officers will receive payments of their vested portion of the executive’s deferred compensation account balance under our NQDC Plan as described above.

Compensation of Directors. The following table sets forth compensation earned by the named non-employee directors for the year ended December 31, 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total

James F. Dierberg	$144,000	144,000

Allen H. Blake (1)	2,000	2,000

James A. Cooper (2)	—	—

Gordon A. Gundaker	43,000	43,000

David L. Steward (3)	42,000	42,000

Douglas H. Yaeger (3) (4)	48,000	48,000

(1)

Mr. Blake was elected as Director of First Banks by unanimous written consent of the Board of Directors on December 16, 2008. Mr. Blake was elected as Director of First Bank at the regular meeting of the First Bank Board of Directors held on November 24, 2008 and received fees of $2,000 in 2008 for First Bank board meetings attended.

(2)

Mr. Cooper was elected as Director of First Banks by unanimous written consent of the Board of Directors on December 16, 2008. At the regular meeting of the First Banks Board of Directors held on January 30, 2009, Mr. Cooper was elected to the Audit Committee, effective January 30, 2009.

(3)

Fees paid for Messrs. Steward and Yaeger include payments deferred in our NQDC Plan of $42,000 and $48,000, respectively, or an aggregate of $90,000. Earnings by the directors on their NQDC Plan balances did not include any above-market or preferential earnings.

(4)	Mr. Yaeger serves as Chairman of the Audit Committee and the Audit Committee Financial Expert.

Our executive officers that are also directors do not receive remuneration other than salaries and bonuses for serving on our Board of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Mr. Dierberg received an annual fee of $144,000, paid semi-monthly, for his service as Chairman of the Board of Directors during 2008. All other such non-employee directors received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended. Mr. Yaeger also received a fee of $1,250 per calendar quarter for his service as Chairman of the Audit Committee. Messrs. Yaeger, Gundaker and Steward also received a fee of $3,750 per calendar quarter as a retainer for their service as members of the Board of Directors. In addition, Mr. Blake, as a non-employee Director of First Bank, received a fee of $1,000 for each monthly Board meeting attended.

Our non-employee directors are also eligible to participate in our NQDC Plan. Our directors do not receive any other compensation, and there are no arrangements for amounts to be paid to directors upon resignation or any other termination of such director or a change in control of the Company. The Audit Committee is currently the only committee of our Board of Directors.

Compensation Committee Interlocks and Insider Participation. We do not have a compensation committee, therefore, our Board of Directors performs the functions of such a committee. Messrs. McCarthy and Schepman serve as executive officers and members of our Board of Directors. Except for the foregoing, none of our executive officers served during 2008 as a member of our compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

See further information regarding transactions with related parties in Note 19 to our consolidated financial statements appearing on pages 119 through 121 of this report.

Compensation Committee Report.

Our Board of Directors, which performs the functions of our compensation committee, has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Board of Directors recommended the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.

In addition, the Board of Directors certifies that it has reviewed with the Company’s senior risk officers the SEO incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company.

Board of Directors

James F. Dierberg, Chairman of the Board of Directors
Allen H. Blake
James A. Cooper
Gordon A. Gundaker
Terrance M. McCarthy
Steven F. Schepman
David L. Steward
Douglas H. Yaeger

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2009, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

Title of Class and Name of Owner	Number of Shares Owned		Percent of Class	Percent of Total Voting Power

Common Stock ($250.00 par value)

James F. Dierberg II Family Trust (1)	7,714.677	(2)	32.605%	*
Ellen C. Dierberg Family Trust (1)	7,714.676	(2)	32.605	*
Michael J. Dierberg Family Trust (1)	4,255.319	(2)	17.985	*
Michael J. Dierberg Irrevocable Trust (1)	3,459.358	(2)	14.621	*
First Trust (Mary W. Dierberg and First Bank, Trustees) (1)	516.830	(3)	2.184	*

Class A Convertible Adjustable Rate Preferred Stock ($20.00 par value)

James F. Dierberg, Trustee of the James F. Dierberg Living Trust (1)	641,082	(4)(5)	100%	77.7%

Class B Non-Convertible Adjustable Rate Preferred Stock ($1.50 par value)

James F. Dierberg, Trustee of the James F. Dierberg Living Trust (1)	160,505	(5)	100%	19.4%

Class C Fixed Rate Cumulative Perpetual Preferred Stock ($1.00 par value)

United States Department of the Treasury	295,400	(6)	100%	0.0%

Class D Fixed Rate Cumulative Perpetual Preferred Stock ($1.00 par value)

United States Department of the Treasury	14,770	(6)	100%	0.0%

All executive officers and directors other than Mr. James F. Dierberg and members of his immediate family	0		0%	0.0%

*	Represents less than 1.0%.

(1)

Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, our Chairman of the Board, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II and Michael J. Dierberg and Ms. Ellen C. Dierberg are their adult children.

(2)	Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over these shares.

(3)	Due to the relationship between Mr. James F. Dierberg, his wife and First Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.

(4)

Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 2008 is 543, which shares are not included in the above table.

(5)	Sole voting and investment power.

(6)

Shares were issued to the U.S. Treasury on December 31, 2008 pursuant to the TARP. The holders of the Class C Preferred Stock and the Class D Preferred Stock have no voting rights except in certain limited circumstances.

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

Related Person Transactions. Outside of normal customer relationships, no directors, executive officers or shareholders holding over 5% of our voting securities, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationship with our subsidiaries or us, other than that which arises by virtue of such position or ownership interest in our subsidiaries or us, except as set forth in “Item 11 – Executive Compensation – Compensation of Directors,” or as described in the following paragraphs.

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

Certain of our shareholders, directors and officers and their respective affiliates have deposit accounts and related banking services with First Bank. It is First Bank’s policy not to permit any of its officers or directors or their affiliates to overdraw their respective deposit accounts. Deposit account overdraft protection may be approved for persons or entities under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

Transactions with related parties, including transactions with affiliated persons and entities, are described in Note 19 to our consolidated financial statements on pages 119 through 121 of this report.

Director Independence. Our Board of Directors has determined that Messrs. James A. Cooper, Gordon A. Gundaker, David L. Steward and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee of the Board of Directors is composed only of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors’ and officers’ questionnaire. The Board of Directors considered each of the related person transaction discussed above in making its independence determination.

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

Fees of Independent Registered Public Accounting Firm

During 2008 and 2007, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2008 and 2007:

	2008	2007

Audit fees (1)	$430,500	610,500
Audit related fees	—	—
Tax fees (2)	96,500	—
All other fees	—	—

Total	$527,000	610,500

(1)

For 2008 and 2007, audit fees include the audits of the consolidated financial statements of First Banks and SBLS LLC, as well as services provided for reporting requirements under FDICIA and mortgage banking activities, which are included in the audit fees of First Banks, as these services are closely related to the audit of First Banks’ consolidated financial statements. Audit fees also include other accounting and reporting consultations.

(2)	For 2008, tax fees consist of tax filing, compliance and other advisory services.

Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services

Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee recognizes the importance of maintaining the independence, in fact and appearance, of our independent auditors. As such, the Audit Committee has adopted a policy for pre-approval of all audit and permissible non-audit services provided by our independent auditors. Under the policy, the Audit Committee, or its designated member, must pre-approve services prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee or its designated member by the Director of Audit with a statement as to whether in his/her view the request is consistent with the Securities and Exchange Commission’s rules on auditor independence. The Audit Committee reviews the pre-approval requests and the fees paid for such services at their regularly scheduled quarterly meetings or at special meetings.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Supplementary Data – The financial statements and supplementary data filed as part of this Report are included in Item 8.

	2.	Financial Statement Schedules – These schedules are omitted for the reason they are not required or are not applicable.

	3.	Exhibits – The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item (b) below and are incorporated herein by reference.

(b)	The index of required exhibits is included beginning on page 130 of this Report.

(c)	Not Applicable.

FIRST BANKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2008, the Company elected to measure its servicing rights at fair value as permitted by Statement of Financial Accounting Standards No. 156 — Accounting for Servicing of Financial Assets.

/s/ KPMG LLP

St. Louis, Missouri
March 25, 2009

FIRST BANKS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars expressed in thousands, except share and per share data)

	December 31,

	2008	2007

ASSETS
Cash and cash equivalents:
Cash and due from banks	$797,638	217,597
Short-term investments	44,678	14,078

Total cash and cash equivalents	842,316	231,675

Investment securities:
Available for sale	605,014	1,000,392
Held to maturity (fair value of $18,507 and $19,078, respectively)	17,912	18,879

Total investment securities	622,926	1,019,271

Loans:
Commercial, financial and agricultural	2,575,505	2,382,067
Real estate construction and development	1,572,212	2,141,234
Real estate mortgage	4,336,368	4,211,285
Consumer and installment	77,877	97,117
Loans held for sale	38,720	66,079

Total loans	8,600,682	8,897,782
Unearned discount	(7,707)	(11,598)
Allowance for loan losses	(220,214)	(168,391)

Net loans	8,372,761	8,717,793

Bank premises and equipment, net	236,528	240,456
Goodwill and other intangible assets	306,800	315,651
Bank-owned life insurance	118,825	116,619
Deferred income taxes	36,851	139,277
Other real estate	91,524	11,225
Other assets	154,623	110,503

Total assets	$10,783,154	10,902,470

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,241,916	1,259,123
Interest-bearing demand	935,805	980,850
Savings and money market	2,777,285	2,716,726
Time deposits of $100 or more	1,254,652	1,546,857
Other time deposits	2,531,862	2,645,637

Total deposits	8,741,520	9,149,193
Other borrowings	575,133	409,616
Notes payable	—	39,000
Subordinated debentures	353,828	353,752
Deferred income taxes	45,565	48,209
Accrued expenses and other liabilities	70,753	55,079
Minority interest in subsidiaries	129,383	5,544

Total liabilities	9,916,182	10,060,393

STOCKHOLDERS’ EQUITY
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	278,057	—
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	—
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	9,685	9,685
Retained earnings	536,714	818,343
Accumulated other comprehensive income (loss)	6,195	(4,929)

Total stockholders’ equity	866,972	842,077

Total liabilities and stockholders’ equity	$10,783,154	10,902,470

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars expressed in thousands, except share and per share data)

	Years Ended December 31,

	2008	2007	2006

Interest income:
Interest and fees on loans	$552,770	627,468	577,634
Investment securities:
Taxable	36,681	61,785	57,017
Nontaxable	1,314	1,604	1,875
Short-term investments	1,842	6,699	5,909

Total interest income	592,607	697,556	642,435

Interest expense:
Deposits:
Interest-bearing demand	5,453	9,183	8,147
Savings and money market	59,438	79,804	53,297
Time deposits of $100 or more	52,902	71,480	59,114
Other time deposits	95,133	112,420	96,138
Other borrowings	14,189	16,298	17,511
Notes payable	1,328	2,426	5,530
Subordinated debentures	21,058	25,111	25,352

Total interest expense	249,501	316,722	265,089

Net interest income	343,106	380,834	377,346
Provision for loan losses	368,000	65,056	12,000

Net interest (loss) income after provision for loan losses	(24,894)	315,778	365,346

Noninterest income:
Service charges on deposit accounts and customer service fees	54,275	46,834	43,310
Gain (loss) on loans sold and held for sale	4,748	(4,583)	21,398
Net loss on investment securities	(8,760)	(3,077)	(1,813)
Bank-owned life insurance investment income	2,808	3,841	3,103
Investment management income	3,440	7,111	8,412
Insurance fee and commission income	7,336	6,860	4,848
Net gain (loss) on derivative instruments	1,730	1,233	(390)
Change in fair value of servicing rights	(11,825)	(5,445)	(7,109)
Loan servicing fees	9,051	8,292	9,264
Gain on extinguishment of term repurchase agreement	5,000	—	—
Other	21,530	22,121	27,298

Total noninterest income	89,333	83,187	108,321

Noninterest expense:
Salaries and employee benefits	144,973	171,018	162,523
Occupancy, net of rental income	38,760	33,977	27,643
Furniture and equipment	21,245	19,683	16,960
Postage, printing and supplies	6,312	6,747	6,721
Information technology fees	35,536	36,305	37,099
Legal, examination and professional fees	15,761	9,893	8,783
Amortization of intangible assets	11,131	12,419	8,195
Advertising and business development	5,674	6,933	7,128
FDIC insurance	7,173	1,006	1,050
Expenses on other real estate	8,242	859	520
Charitable contributions	541	5,942	6,462
Other	39,196	39,570	32,481

Total noninterest expense	334,544	344,352	315,565

(Loss) income before provision for income taxes and minority interest in (loss) income of subsidiaries	(270,105)	54,613	158,102
Provision for income taxes	18,208	5,075	51,872

(Loss) income before minority interest in (loss) income of subsidiaries	(288,313)	49,538	106,230
Minority interest in (loss) income of subsidiaries	(1,158)	78	(587)

Net (loss) income	(287,155)	49,460	106,817
Preferred stock dividends	786	786	786

Net (loss) income available to common stockholders	$(287,941)	48,674	106,031

Basic (loss) earnings per common share	$(12,169.46)	2,057.14	4,481.23

Diluted (loss) earnings per common share	$(12,169.46)	2,055.42	4,426.83

Weighted average shares of common stock outstanding	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three Years Ended December 31, 2008

(dollars expressed in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity

Balances, January 1, 2006	$13,063	5,915	5,910	661,168	(19,906)	666,150

Year ended December 31, 2006:
Comprehensive income:
Net income	—	—	—	106,817	—	106,817
Other comprehensive income, net of tax:
Unrealized gains on investment securities	—	—	—	—	3,666	3,666
Reclassification adjustment for investment securities losses included in net income	—	—	—	—	1,242	1,242
Derivative instruments:
Current period transactions	—	—	—	—	1,906	1,906

Total comprehensive income						113,631
Adjustment for the utilization of net operating losses associated with prior acquisitions	—	—	3,775	—	—	3,775
Class A preferred stock dividends, $1.20 per share	—	—	—	(769)	—	(769)
Class B preferred stock dividends, $0.11 per share	—	—	—	(17)	—	(17)

Balances, December 31, 2006	13,063	5,915	9,685	767,199	(13,092)	782,770

Year ended December 31, 2007:
Comprehensive income:
Net income	—	—	—	49,460	—	49,460
Other comprehensive income, net of tax:
Unrealized losses on investment securities	—	—	—	—	(205)	(205)
Reclassification adjustment for investment securities losses included in net income	—	—	—	—	122	122
Derivative instruments:
Current period transactions	—	—	—	—	9,148	9,148

Total comprehensive income						58,525
Impact of adoption of SFAS No. 158	—	—	—	—	(902)	(902)
Cumulative effect of change in accounting principle	—	—	—	2,470	—	2,470
Class A preferred stock dividends, $1.20 per share	—	—	—	(769)	—	(769)
Class B preferred stock dividends, $0.11 per share	—	—	—	(17)	—	(17)

Balances, December 31, 2007	13,063	5,915	9,685	818,343	(4,929)	842,077

Year ended December 31, 2008:
Comprehensive loss:
Net loss	—	—	—	(287,155)	—	(287,155)
Other comprehensive income:
Unrealized gains on investment securities, net of tax	—	—	—	—	6,043	6,043
Reclassification adjustment for investment securities losses included in net income, net of tax	—	—	—	—	5,694	5,694
Derivative instruments:
Current period transactions, net of tax	—	—	—	—	1,745	1,745
Establishment of deferred tax asset valuation allowance	—	—	—	—	(1,707)	(1,707)
Pension liability adjustment, net of tax	—	—	—	—	(651)	(651)

Total comprehensive loss						(276,031)
Cumulative effect of change in accounting principle	—	—	—	6,312	—	6,312
Issuance of Class C Preferred Stock	278,057	—	—	—	—	278,057
Issuance of Class D Preferred Stock	17,343	—	—	—	—	17,343
Class A preferred stock dividends, $1.20 per share	—	—	—	(769)	—	(769)
Class B preferred stock dividends, $0.11 per share	—	—	—	(17)	—	(17)

Balances, December 31, 2008	$308,463	5,915	9,685	536,714	6,195	866,972

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars expressed in thousands)

	Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(287,155)	49,460	106,817
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	25,202	21,848	18,927
Amortization of intangible assets	11,131	12,419	8,195
Originations of loans held for sale	(220,890)	(508,391)	(1,000,765)
Proceeds from sales of loans held for sale	281,557	650,920	1,156,602
Payments received on loans held for sale	13,768	16,038	30,312
Provision for loan losses	368,000	65,056	12,000
(Benefit) provision for current income taxes	(79,427)	23,392	42,448
(Benefit) provision for deferred income taxes	(36,512)	(7,571)	9,424
Increase (decrease) in deferred tax asset valuation allowance	134,147	(10,746)	—
Decrease (increase) in accrued interest receivable	15,123	5,542	(9,781)
(Decrease) increase in accrued interest payable	(3,800)	(12,854)	6,230
Proceeds from sales of trading securities	—	81,038	9,947
Maturities of trading securities	—	16,651	989
Purchases of trading securities	—	(17,939)	(88,494)
(Gain) loss on loans sold and held for sale	(4,748)	4,583	(21,398)
Net loss on investment securities	8,760	3,077	1,813
Net (gain) loss on derivative instruments	(1,730)	(1,233)	390
Decrease in fair value of servicing rights	11,825	5,445	7,109
Gain on extinguishment of term repurchase agreement	(5,000)	—	—
Gain on sales of branches, net of expenses	—	(1,018)	—
Other operating activities, net	24,843	(22,621)	(31,819)
Minority interest in (loss) income of subsidiaries	(1,158)	78	(587)

Net cash provided by operating activities	253,936	373,174	258,359

Cash flows from investing activities:
Cash received (paid) for acquired entities, net of cash and cash equivalents (paid) received	—	2,058	(204,690)
Cash paid for sale of branches, net of cash and cash equivalents sold	—	(48,926)	—
Cash paid for earn-out consideration to Adrian N. Baker & Company	(2,920)	(1,513)	—
Proceeds from sales of investment securities available for sale	417,403	170,699	198,061
Maturities of investment securities available for sale	376,250	1,040,690	1,003,970
Maturities of investment securities held to maturity	2,498	5,271	2,887
Purchases of investment securities available for sale	(423,256)	(769,845)	(1,065,738)
Purchases of investment securities held to maturity	(1,557)	(133)	(865)
Proceeds from sales of commercial loans held for sale	3,421	33,471	68,350
Net increase in loans	(194,243)	(814,430)	(510,526)
Recoveries of loans previously charged-off	14,844	8,675	15,394
Purchases of bank premises and equipment	(23,107)	(54,612)	(38,304)
Net proceeds from sales of other real estate owned	16,632	12,621	4,760
Net proceeds received (paid) from termination of derivative instruments	27,278	—	(1,677)
Cash received for minority interest in FB Holdings, LLC	125,000	—	—
Other investing activities, net	(2,009)	(2,513)	(3,071)

Net cash provided by (used in) investing activities	336,234	(418,487)	(531,449)

Cash flows from financing activities:
(Decrease) increase in demand, savings and money market deposits	(1,693)	204,038	10,185
(Decrease) increase in time deposits	(402,974)	(232,870)	415,562
Increase in Federal Reserve advances	100,000	—	—
Increase (decrease) in Federal Home Loan Bank advances	199,853	(36,368)	(43,410)
(Decrease) increase in federal funds purchased	(76,500)	76,500	—
Decrease in securities sold under agreements to repurchase	(53,829)	(71,724)	(129,734)
Advances drawn on notes payable	55,000	35,000	—
Repayments of notes payable	(94,000)	(61,000)	(35,000)
Proceeds from issuance of subordinated debentures	—	77,322	139,178
Repayments of subordinated debentures	—	(82,681)	—
Proceeds from issuance of preferred stock	295,400	—	—
Payment of preferred stock dividends	(786)	(786)	(786)

Net cash provided by (used in) financing activities	20,471	(92,569)	355,995

Net increase (decrease) in cash and cash equivalents	610,641	(137,882)	82,905
Cash and cash equivalents, beginning of year	231,675	369,557	286,652

Cash and cash equivalents, end of year	$842,316	231,675	369,557

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED )

(dollars expressed in thousands)

	Years Ended December 31,

	2008	2007	2006

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$255,587	330,803	256,740
Income taxes	(15,846)	8,961	45,497

Noncash investing and financing activities:
Cumulative effect of change in accounting principle	$6,312	2,470	—
Securitization and transfer of loans to investment securities	—	101,869	138,944
Loans held for sale transferred to loan portfolio	—	116,391	—
Loans transferred to other real estate	109,288	16,269	7,542

Business combinations:
Fair value of tangible assets acquired (noncash)	$—	810,847	608,123
Goodwill and other intangible assets recorded with net assets acquired	2,920	33,304	111,676
Liabilities assumed	—	(844,696)	(515,109)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to minority interest, as more fully described below, and in Note 19 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2007 and 2006 amounts have been made to conform to the 2008 presentation.

First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and its wholly owned subsidiary holding company, Coast Financial Holdings, Inc. (CFHI), headquartered in Bradenton, Florida.

Prior to First Banks’ acquisition of CFHI on November 30, 2007, First Bank, headquartered in St. Louis, Missouri, was a wholly owned banking subsidiary of SFC. On November 30, 2007, First Banks completed its acquisition of CFHI, and its wholly owned banking subsidiary, Coast Bank of Florida (Coast Bank). The issued and outstanding shares of common stock of Coast Bank were exchanged for the newly issued and outstanding shares of non-voting Series B common stock of First Bank, and Coast Bank was subsequently merged with and into First Bank. As a result, SFC is the owner of 100% of the voting Series A outstanding shares of common stock of First Bank and CFHI is the owner of 100% of the non-voting Series B outstanding shares of common stock of First Bank. Thus, First Bank is 96.82% owned by SFC and 3.18% owned by CFHI.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (ANB); Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); Small Business Loan Source LLC (SBLS LLC); and FB Holdings, LLC (FB Holdings). All of the subsidiaries are wholly owned as of December 31, 2008, except: (a) SBLS LLC, which is 76.0% owned by First Bank and 24.0% owned by First Capital America, Inc. (FCA), a corporation owned and operated by James F. Dierberg, First Banks’ Chairman of the Board, and members of his immediate family; and (b) FB Holdings, which is 53.24% owned by First Bank and 46.76% owned by FCA, as further described in Note 19 to the consolidated financial statements.

Regulatory Matters. In connection with the most recent regular examinations of the Company and First Bank by the Federal Reserve Bank of St. Louis (FRB) and the Missouri Division of Finance (MDOF), the Company and First Bank entered into informal agreements with each regulatory agency. On September 18, 2008, First Bank and its Board of Directors entered into an informal agreement with the FRB and the MDOF. In addition, on October 2, 2008, the Company and its Board of Directors entered into a Memorandum of Understanding with the FRB. Each of the agreements is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order.

Under the terms of the Memorandum of Understanding with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to declare any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB. The Company received the approval of the FRB to declare the regular quarterly dividends on its preferred stock to be paid in February and April 2009 and to pay its regular quarterly interest payments on its outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in March and April 2009. However, First Banks cannot ensure that the FRB will approve future payment requests.

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 21 to the consolidated financial statements, at December 31, 2008, First Bank’s Tier 1 capital ratio was 9.75%, or approximately $260.5 million over the minimum level required by the agreement.

The Company and First Bank were in full compliance with all provisions of the respective informal agreements as of December 31, 2008 and are committed to ensuring that the requirements of the agreements are met in a timely manner.

Significant Accounting Policies. On January 1, 2008, First Banks elected to measure its servicing rights at fair value as permitted by Statement of Financial Accounting Standards (SFAS) No. 156 – Accounting for Servicing of Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $6.3 million, net of tax, which was recorded as an increase in retained earnings, as further described in Note 6 to the consolidated financial statements. As such, effective January 1, 2008, changes in the fair value of mortgage and SBA servicing rights are recognized in earnings in the period in which the change occurs.

On January 1, 2008, First Banks implemented SFAS No. 157 – Fair Value Measurements for financial and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis and financial assets recognized on a nonrecurring basis, which did not have a material impact on First Banks’ financial condition or results of operations other than certain additional disclosure requirements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Implementation is deferred for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Additional information on the fair value of financial assets is presented in Note 16 to the consolidated financial statements.

On January 1, 2008, First Banks implemented SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Retrospective application is not allowed. Early adoption is permitted as of the beginning of an entity’s fiscal year that begins on or before November 15, 2007, provided the entity also elects to adopt all of the provisions of SFAS No. 157 at the early adoption date. First Banks implemented SFAS No. 159 on January 1, 2008, which increased the carrying value of loans held for sale and gain on loans sold and held for sale by $508,000 as of and for the year ended December 31, 2008.

Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Federal funds sold were $2.2 million at December 31, 2008, and interest-bearing deposits were $42.4 million and $14.1 million at December 31, 2008 and 2007, respectively.

First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $23.2 million and $26.5 million at December 31, 2008 and 2007, respectively.

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

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Loans Held for Portfolio. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loan origination fees and costs are deferred and accreted to interest income over the estimated life of the loans using the interest method. Loans held for portfolio are stated at cost as First Banks has the ability and it is management’s intention to hold them to maturity.

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

A loan is considered impaired when it is probable that First Banks will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans on nonaccrual status are considered to be impaired loans. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan’s effective rate of interest as stated in the original loan agreement.

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

Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans held for sale in the secondary mortgage market, frequently in the form of a mortgage-backed security, U.S. Small Business Administration (SBA) loans awaiting sale of the guaranteed portion to the SBA, and commercial real estate loans which may be identified for sale to specific buyers to achieve credit or loan concentration objectives. Effective July 1, 2008, one-to-four family residential mortgage loans held for sale are carried at fair value on a recurring basis. The determination of fair value is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information. Other loans held for sale, primarily SBA loans, are carried at the lower of cost or market value, which is determined on an individual loan basis. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on loans sold and held for sale in the consolidated statements of operations in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification basis and reflect the difference between the value received upon sale and the carrying value of the loans held for sale, including any recourse reserve established for potential repurchase obligations. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loan Servicing Income. Loan servicing income is included in noninterest income and represents fees earned for servicing real estate mortgage loans owned by investors and originated by First Bank’s mortgage banking operation, as well as SBA loans to small business concerns that are originated by SBLS LLC, First Bank’s majority-owned subsidiary that originates, sells and services SBA loans. These fees are net of federal agency guarantee fees and interest shortfall. Such fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The provision for loan losses is based on a monthly analysis of the loans held for portfolio, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral, payment experience and selected key financial ratios. Adjustments are reflected in the consolidated statements of operations in the periods in which they become known. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require First Banks to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

Derivative Instruments and Hedging Activities. First Banks utilizes derivative instruments and hedging strategies to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. First Banks uses such derivative instruments solely to reduce its interest rate risk exposure. First Bank also offers interest rate swap agreement contracts to certain customers who wish to modify their interest rate sensitivity positions. First Bank offsets the interest rate risk of these swap agreements by simultaneously purchasing matching interest rate swap agreements contracts with offsetting pay/receive rates from other financial institutions.

Derivative instruments are recorded in the consolidated balance sheets and measured at fair value. At inception of a non-customer derivative transaction, First Banks designates the derivative instrument as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedges) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedges). For all hedging relationships, First Banks documents the hedging relationship and its risk-management objectives and strategy for entering into the hedging relationship including the hedging instrument, the hedged item(s), the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and a description of the method the Company will utilize to measure hedge ineffectiveness. This process also includes linking all derivative instruments that are designated as fair value hedges or cash flow hedges to the underlying assets and liabilities or to specific firm commitments or forecasted transactions. First Banks also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged item(s). First Banks discontinues hedge accounting prospectively when it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of the hedged item(s), the derivative instrument expires or is sold, terminated, or exercised, the derivative instrument is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative instrument as a hedging transaction is no longer appropriate.

A summary of First Banks’ accounting policies for its derivative instruments and hedging activities is as follows:

➢

Interest Rate Swap Agreements – Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into interest income or interest expense when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged. In the event of early termination or ineffectiveness, the gain or loss on the cash flow hedge would continue to be reported as a component of other comprehensive income (loss) until the underlying transaction affects earnings.

➢

Interest Rate Swap Agreements – Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value of the underlying hedged

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

item is recognized as an adjustment to the carrying amount of the underlying hedged item and is also reflected currently in noninterest income. All changes in fair value are measured on a monthly basis. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged. In the event of early termination or ineffectiveness, the net proceeds received or paid on the interest rate swap agreements are recognized immediately in noninterest income and the future net interest differential, if any, is recognized prospectively in noninterest income. The cumulative change in the fair value of the underlying hedged item is deferred and amortized or accreted to interest income or interest expense over the weighted average life of the related asset or liability. If, however, the underlying hedged item is repaid, the cumulative change in the fair value of the underlying hedged item is recognized immediately in noninterest income.

➢

Customer Interest Rate Swap Agreement Contracts. Derivative instruments are offered to customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each contract between First Bank and its customers is offset by a contract between First Bank and various counterparties. These contracts do not qualify for hedge accounting. Customer interest rate swap agreement contracts are carried at fair value. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss).

➢

Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in noninterest income on each monthly measurement date.

➢

Interest Rate Lock Commitments. Commitments to originate loans for subsequent sale in the secondary market (interest rate lock commitments), which primarily consist of commitments to originate fixed rate residential mortgage loans, are recorded at fair value. Fair values are based upon quoted market prices and, in 2007 and prior years, fair value measurements exclude the value of loan servicing rights or other ancillary values. In accordance with new accounting guidance effective January 1, 2008, the value of loan servicing rights is incorporated into fair value measurements for mortgage loan commitments. Changes in the fair value are recognized in noninterest income on a monthly basis.

➢

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

Goodwill and Other Intangible Assets. Goodwill and other intangible assets primarily consist of goodwill, core deposit intangibles and customer list intangibles. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. First Banks amortizes, on a straight-line basis, its core deposit intangibles, customer list intangibles and other intangibles. Core deposit intangibles and customer list intangibles are amortized over the estimated periods to be benefited, which have been estimated at five to seven years, and seven to 16 years, respectively.

The goodwill impairment test is a two-step process which requires First Banks to make assumptions regarding fair value. First Banks’ policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. First Banks compares the estimated fair value of its reporting unit to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount, if any. Based on the results of the goodwill impairment analyses, First Bank has not recorded any goodwill impairment. However, adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in the implied fair value which could result in future goodwill impairment.

Servicing Rights. First Banks has mortgage servicing rights and SBA servicing rights. On January 1, 2008, First Banks elected to measure servicing rights at fair value as permitted by SFAS No. 156 – Accounting for Servicing of Financial Assets, which resulted in the recognition of a cumulative change in accounting principle of $6.3 million, net of tax, which was recorded as an increase in retained earnings. As such, effective January 1, 2008, changes in the fair value of mortgage and SBA servicing rights are recognized in earnings in the period in which the change occurs and such changes are reflected in the change in fair value of servicing rights in other noninterest income in the consolidated statements of operations. Servicing rights are valued based on valuation models that utilize assumptions based on the predominant risk characteristics of the underlying loans, including size, interest rate, weighted average life, cost to service and estimated prepayment speeds. The valuation models estimate the present value of estimated future net servicing income. Prior to January 1, 2008, mortgage and SBA servicing rights were amortized and impairment was recognized, when applicable, which is also reflected in the change in fair value of servicing rights in other noninterest income in the consolidated statements of operations.

Effective January 1, 2008, mortgage and SBA servicing rights are capitalized upon the sale of the underlying loan at estimated fair value. Prior to January 1, 2008, mortgage and SBA servicing rights were capitalized by allocating the cost of the loans to servicing rights and the loans (without the servicing rights) based on the relative fair values of the two components. The fair value of mortgage and SBA servicing rights fluctuates based on changes in interest rates and certain other assumptions utilized to value the mortgage and SBA servicing rights. The value is adversely affected when interest rates decline which normally causes loan prepayments to increase. The determination of the fair value of the mortgage and SBA servicing rights is performed monthly based upon an independent third party valuation. The valuation analysis is prepared using stratifications of the mortgage and SBA servicing rights based on the predominant risk characteristics of the underlying loans, including size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds.

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

Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized. First Banks and its eligible subsidiaries file a consolidated federal income tax return and unitary or consolidated state income tax returns in all applicable states.

First Banks implemented Financial Accounting Standards Board (FASB) Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 — Accounting for Income Taxes, on January 1, 2007 (FIN 48). The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to retained earnings, as further described in Note 13 to the consolidated financial statements.

In accordance with FIN 48, First Banks’ policy is to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. There were no penalties related to tax matters accrued at January 1, 2007, nor did the Company recognize any penalties during the years ended December 31, 2008 and 2007.

First Banks and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions.

Noncontributory Defined Benefit Pension Plan. First Banks has a noncontributory defined benefit pension plan covering certain current and former employees of a bank holding company acquired by First Banks in 1994 (the Plan) and subsequently merged with and into First Banks on December 31, 2002. First Banks discontinued the accumulation of benefits under the Plan in 1994, and as such, there is no longer any service cost being accrued by Plan participants. First Banks records annual amounts relating to the Plan based on calculations that incorporate various actuarial and other assumptions including discount rates, mortality rates, and assumed rates of return. First Banks reviews these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when deemed appropriate. Effective December 31, 2007, First Banks adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of the Plan and provide the required disclosures as of and for the year ended December 31, 2007. The funded status of the Plan is recognized as a net asset or liability and changes in the Plan’s funded status are recognized through other comprehensive income to the extent those changes are not included in the net periodic cost. On December 31, 2007, First Banks recorded a cumulative effect of change in accounting principle of $902,000, which was recorded as an increase to accumulated other comprehensive loss, as further described in Note 17 to the consolidated financial statements.

Financial Instruments With Off-Balance Sheet Risk. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. First Banks utilizes financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. “Interest rate risk” is defined as the possibility that interest rates may move unfavorably from the perspective of First Banks due to maturity and/or interest rate adjustment timing differences between interest-earning assets and interest-bearing liabilities. The risk that a counterparty to an agreement entered into by First Banks may default is defined as “credit risk.”

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

(2)	ACQUISITIONS AND OTHER CORPORATE TRANSACTIONS

Acquisitions. During the three years ended December 31, 2008, First Banks completed the following acquisitions:

Entity	Date	Total Assets	Purchase Price	Goodwill and Other Intangibles

		(dollars expressed in thousands)

2007
Coast Financial Holdings, Inc. Bradenton, Florida	November 30, 2007	$660,400	12,100	10,000

Royal Oaks Bancshares, Inc. Houston, Texas	February 28, 2007	206,900	38,600	27,700

		$867,300	50,700	37,700

2006
MidAmerica National Bank Peoria and Bloomington, Illinois Branch Offices (1)	November 10, 2006	$158,300	—	2,400

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Entity	Date	Total Assets	Purchase Price	Goodwill and Other Intangibles

		(dollars expressed in thousands)
2006 (continued)
First Bank of Beverly Hills
Beverly Hills, California
Branch Office (1)	November 3, 2006	157,500	—	8,700

TeamCo, Inc.
Oak Lawn, Illinois	August 31, 2006	67,900	13,900	9,600

San Diego Community Bank
Chula Vista, California	August 15, 2006	91,700	25,500	11,200

Universal Premium Acceptance Corporation (2)
Lenexa, Kansas	May 31, 2006	152,800	52,700	44,700

First Independent National Bank
Plano, Texas	May 1, 2006	68,200	19,200	11,800

Pittsfield Community Bancorp, Inc.
Pittsfield, Illinois	April 28, 2006	17,600	5,100	1,300

Adrian N. Baker & Company (3)
Clayton, Missouri	March 31, 2006	3,000	11,800	12,500

Dallas National Bank
Richardson, Texas
Branch Office (1)	January 20, 2006	1,100	—	—

First National Bank of Sachse
Sachse, Texas	January 3, 2006	76,200	20,800	12,400

		$794,300	149,000	114,600

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

(3)

The purchase price for ANB includes $7.4 million and additional payments totaling $4.4 million that were contingent on the future earnings of ANB for each of the years in the three-year period following the closing date of the transaction.

Goodwill and other intangible assets associated with the acquisitions included in the table above are not deductible for tax purposes. For 2007 and 2006 acquisitions, goodwill and other intangible assets in the amounts of $37.7 million and $114.6 million, respectively, were assigned to First Bank.

The consolidated financial statements include the financial position and results of operations of the aforementioned transactions for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition dates. These fair value adjustments for the acquisitions completed in 2007 represented current estimates and were subject to further adjustments as the valuation data was finalized. The aforementioned acquisitions were funded from available cash reserves, borrowings under First Banks’ term loan and revolving credit agreements, and/or proceeds from the issuance of subordinated debentures.

On January 3, 2006, First Banks acquired the majority of the outstanding common stock of First National Bank of Sachse (FNBS), and subsequently acquired the remaining outstanding common stock of FNBS in January 2006, for $20.8 million in cash, in aggregate. FNBS was headquartered and operated one banking office in Sachse, Texas, located in the northeast Dallas metropolitan area. The acquisition served to expand First Banks’ banking franchise in Texas. The transaction was funded through internally generated funds. At the time of the acquisition, FNBS had assets of $76.2 million, loans, net of unearned discount, of $49.3 million, deposits of $66.2 million and stockholders’ equity of $9.9 million. Goodwill was $8.8 million, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $3.6 million. FNBS was merged with and into First Bank on January 24, 2006.

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

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 31, 2006, First Bank completed its acquisition of ANB for $7.4 million in cash and certain payments contingent on the future earnings of ANB for each of the years in the three-year period following the closing date of the transaction. During 2008 and 2007, First Bank paid the ANB shareholders additional contingent payments in the amount of $2.9 million and $1.5 million, respectively. ANB is an insurance brokerage agency based in Clayton, Missouri that provides a comprehensive range of employee benefit and commercial and personal insurance services on a nationwide basis. The acquisition served to diversify First Banks’ products and services in this specialized industry. The transaction was funded through internally generated funds. At the time of the acquisition, ANB had assets of $3.0 million and stockholders’ equity of $810,000. Goodwill was $8.8 million, and the customer list intangibles, which are being amortized over 15 years utilizing the straight-line method, were $3.7 million. ANB operates as a wholly owned subsidiary of First Bank.

On April 28, 2006, First Banks completed its acquisition of Pittsfield Community Bancorp, Inc. and its wholly owned banking subsidiary, Community Bank of Pittsfield (collectively, Community Bank) for $5.1 million in cash. Community Bank was headquartered in Pittsfield, Illinois and operated two banking offices, one in Pittsfield, Illinois, and one in Mount Sterling, Illinois. On June 16, 2006, First Bank completed its sale of the Mount Sterling office to Beardstown Savings, s.b. The acquisition served to expand First Banks’ banking franchise in Pittsfield, Illinois. The transaction was funded through internally generated funds. At the time of the acquisition, after giving effect to the sale of the Mount Sterling office, Community Bank had assets of $17.6 million, loans, net of unearned discount, of $11.1 million, deposits of $12.3 million and stockholder’s equity of $3.9 million. Goodwill was $807,000, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $517,000. Community Bank was merged with and into First Bank at the time of the acquisition.

On May 1, 2006, First Banks acquired the majority of the outstanding common stock of First Independent National Bank (FINB), and subsequently acquired the remaining outstanding common stock in May 2006, for $19.2 million in cash, in aggregate. FINB was headquartered in Plano, Texas and operated two banking offices in Plano, Texas, located in Collin County. In addition, at the time of the acquisition, FINB was in the process of opening a de novo branch banking office located in the Preston Forest Shopping Center in Dallas County, which subsequently opened on June 26, 2006. The acquisition served to expand First Banks’ banking franchise in Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with a private placement of $40.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the consolidated financial statements. At the time of the acquisition, FINB had assets of $68.2 million, loans, net of unearned discount, of $59.6 million, deposits of $55.5 million and stockholders’ equity of $7.3 million. Goodwill was $9.3 million, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $2.5 million. FINB was merged with and into First Bank on May 16, 2006.

On May 31, 2006, First Bank completed its acquisition of KIF, Inc., an Iowa corporation, and its wholly owned subsidiaries, Universal Premium Acceptance Corporation, a Missouri corporation, and UPAC of California, Inc., a California corporation (collectively, UPAC), for $52.7 million in cash. In conjunction with the acquisition of UPAC, First Banks repaid in full the outstanding senior and subordinated notes of UPAC, which totaled $125.9 million at the time of the acquisition. UPAC is an insurance premium financing company headquartered in the Kansas City suburb of Lenexa, Kansas and operates in 49 states. The acquisition served to diversify First Banks’ products and services in this highly-specialized industry. The transaction was funded through internally generated funds and a $52.0 million short-term Federal Home Loan Bank (FHLB) advance. At the time of the acquisition, UPAC had assets of $152.8 million, loans, net of unearned discount, of $149.2 million and stockholders’ equity of $18.3 million. Goodwill was $25.4 million, and the customer list intangibles, which are being amortized over 16 years utilizing the straight-line method, were $19.3 million. KIF, Inc. was merged with and into Universal Premium Acceptance Corporation on June 30, 2006. UPAC of California, Inc. operates as a wholly owned subsidiary of Universal Premium Acceptance Corporation, which operates as a wholly owned subsidiary of First Bank.

On August 15, 2006, First Banks completed its acquisition of San Diego Community Bank (SDCB) for $25.5 million in cash. SDCB was headquartered in Chula Vista, California, which is located approximately ten miles south of downtown San Diego, and operated two other banking offices in Kearney Mesa and Otay Mesa. The acquisition served to expand First Banks’ banking franchise in southern California. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $20.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the consolidated financial statements. At the time of the acquisition, SDCB had assets of $91.7 million, loans, net of unearned discount, of $78.6 million, deposits of $76.1 million and stockholders’ equity

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of $12.3 million. Goodwill was $6.9 million and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.3 million. SDCB was merged with and into First Bank at the time of the acquisition.

On August 31, 2006, First Banks completed its acquisition of TeamCo, Inc. and its wholly owned banking subsidiary, Oak Lawn Bank (collectively, Oak Lawn) for $13.9 million in cash. Oak Lawn was headquartered in Oak Lawn, Illinois, which is located approximately 15 miles southwest of the Chicago Loop in Chicago Southland, and operated a second banking office in Orland Park, Illinois, which is located approximately 39 miles southwest of downtown Chicago. The acquisition served to expand First Banks’ banking franchise in Chicago, Illinois. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the consolidated financial statements. At the time of the acquisition, Oak Lawn had assets of $67.9 million, loans, net of unearned discount, of $43.1 million, deposits of $60.1 million and stockholders’ equity of $5.5 million. Goodwill was $7.3 million, and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $2.3 million. Oak Lawn was merged with and into First Bank at the time of the acquisition.

On November 3, 2006, First Bank completed its acquisition of the First Bank of Beverly Hills’ banking office located in Beverly Hills, California (Beverly Drive Office). At the time of the acquisition, the Beverly Drive Office had assets of $157.5 million and deposits of $156.1 million. Total assets consisted primarily of cash received upon assumption of deposit liabilities and certain assets. The core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $8.7 million.

On November 10, 2006, First Bank completed its acquisition of MidAmerica National Bank’s three banking offices located in Peoria and Bloomington, Illinois (collectively, MidAmerica Offices). At the time of the acquisition, the MidAmerica Offices had, on a combined basis, assets of $158.3 million including loans, net of unearned discount, of $154.1 million, and deposits of $48.2 million. The core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $2.4 million.

On February 28, 2007, First Banks completed its acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal Oaks) for $38.6 million in cash. Royal Oaks was headquartered in Houston, Texas and operated five banking offices in the Houston area. In addition, at the time of the acquisition, Royal Oaks was in the process of opening a de novo branch banking office located in the Heights, near downtown Houston, which subsequently opened on April 16, 2007. The acquisition served to expand First Banks’ banking franchise in Houston, Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the consolidated financial statements. At the time of the acquisition, Royal Oaks had assets of $206.9 million, loans, net of unearned discount, of $175.5 million, deposits of $159.1 million and stockholders’ equity of $9.6 million. Goodwill was $23.0 million and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.7 million. Royal Oaks Bancshares, Inc. and Royal Oaks Bank, ssb were merged with and into SFC and First Bank, respectively, at the time of the acquisition.

On November 30, 2007, First Banks completed its acquisition of CFHI and its wholly owned banking subsidiary, Coast Bank (collectively, Coast) for $12.1 million in cash. Coast was headquartered in Bradenton, Florida and operated 20 banking offices in Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. In addition, at the time of the acquisition, Coast had two planned de novo branch banking offices, one located in the Pinellas County community of Clearwater, and the other located in Sarasota County. The acquisition served to establish First Banks’ banking franchise in the state of Florida. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $15.0 million of trust preferred securities through a newly formed affiliated statutory trust, as further described in Note 12 to the consolidated financial statements. At the time of the acquisition, Coast had assets of $660.4 million, loans, net of unearned discount, of $518.0 million, deposits of $628.1 million and stockholders’ equity of $14.2 million. Goodwill was $9.5 million, the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $327,000 and other intangibles associated with non-compete agreements, which are being amortized over two years utilizing the straight-line method, were $174,000. CFHI operates as a wholly owned subsidiary of First Banks and owns 100% of the non-voting Class B common stock of First Bank. Coast Bank was merged with

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and into First Bank at the time of the acquisition, and accordingly, CFHI became the owner of 3.18% of First Bank, as further described in Note 1 to the consolidated financial statements.

Acquisition and Integration Costs. First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments that are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks’ existing operations are normally paid to the recipients within 90 days of the respective consummation date and are expensed in the consolidated statements of operations as incurred. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of operations. First Banks also incurs integration costs associated with acquisitions that are expensed in the consolidated statements of operations. These costs relate principally to additional costs incurred in conjunction with the information technology conversions of the respective entities. As of December 31, 2008 and 2007, the accrued acquisition and integration costs attributable to the Company’s acquisitions were $140,000 and $1.1 million, respectively, and are reflected in accrued expenses and other liabilities in the consolidated balance sheets.

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

During the three years ended December 31, 2008, First Bank opened the following de novo branch offices:

Branch Office Location	Date Opened

St. Louis, Missouri	January 22, 2007
Katy (Houston), Texas	February 26, 2007
Lincoln (Sacramento), California	March 12, 2007
Dardenne Prairie (St. Louis), Missouri	May 9, 2007
Chula Vista (San Diego), California	June 25, 2007
Brentwood (San Francisco), California	September 24, 2007
Shadow Creek Ranch (Houston), Texas	October 15, 2007
Valencia (Los Angeles), California	October 29, 2007
Naperville (Chicago), Illinois	January 14, 2008
Arnold (St. Louis), Missouri	May 13, 2008
Blue Oaks Marketplace (Rocklin), California	August 18, 2008

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2008 and 2007 were as follows:

						Gross Unrealized
	Maturity				Total Amortized Cost				Weighted Average Yield
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years				Fair Value
						Gains	Losses

	(dollars expressed in thousands)
December 31, 2008:
Carrying value:
U.S. Government sponsored agencies	$779	499	485	—	1,763	83	—	1,846	5.35%
Mortgage-backed securities	2,376	17,594	35,804	461,634	517,408	3,171	(3,448)	517,131	5.14
State and political subdivisions	4,687	9,246	6,565	584	21,082	229	(102)	21,209	4.17
Equity investments	—	—	—	16,984	16,984	12	—	16,996	4.00
FHLB and Federal Reserve Bank stock (no stated maturity)	47,832	—	—	—	47,832	—	—	47,832	4.70

Total	$55,674	27,339	42,854	479,202	605,069	3,495	(3,550)	605,014	5.04

Fair value:
Debt securities	$7,918	27,706	43,491	461,071
Equity securities	47,832	—	—	16,996

Total	$55,750	27,706	43,491	478,067

Weighted average yield	4.69%	4.22%	4.30%	5.19%

December 31, 2007:
Carrying value:
U.S. Treasury	$75,116	—	—	—	75,116	19	—	75,135	2.49%
U.S. Government sponsored agencies	25,212	19,334	—	968	45,514	600	—	46,114	5.30
Mortgage-backed securities	3,401	12,706	46,211	736,611	798,929	1,785	(16,755)	783,959	4.81
State and political subdivisions	7,337	11,191	10,242	1,357	30,127	315	(8)	30,434	4.06
Equity investments	—	—	—	28,316	28,316	5	(4,166)	24,155	4.16
FHLB and Federal Reserve Bank stock (no stated maturity)	40,595	—	—	—	40,595	—	—	40,595	5.49

Total	$151,661	43,231	56,453	767,252	1,018,597	2,724	(20,929)	1,000,392	4.65

Fair value:
Debt securities	$111,211	43,811	56,436	724,184
Equity securities	40,595	—	—	24,155

Total	$151,806	43,811	56,436	748,339

Weighted average yield	3.85%	4.87%	4.47%	4.81%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2008 and 2007 were as follows:

						Gross Unrealized
	Maturity				Total Amortized Cost				Weighted Average Yield
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years				Fair Value
						Gains	Losses

	(dollars expressed in thousands)
December 31, 2008:
Carrying value:
Mortgage-backed securities	$—	—	7,417	4,265	11,682	338	—	12,020	5.13%
State and political subdivisions	1,964	1,849	625	1,792	6,230	258	(1)	6,487	4.97

Total	$1,964	1,849	8,042	6,057	17,912	596	(1)	18,507	5.07

Fair value:
Debt securities	$1,974	1,900	8,299	6,334

Weighted average yield	4.19%	4.12%	5.10%	5.62%

December 31, 2007:
Carrying value:
Mortgage-backed securities	$—	—	6,775	6,052	12,827	174	(52)	12,949	5.15%
State and political subdivisions	1,081	3,889	821	261	6,052	82	(5)	6,129	4.29

Total	$1,081	3,889	7,596	6,313	18,879	256	(57)	19,078	4.87

Fair value:
Debt securities	$1,083	3,910	7,801	6,284

Weighted average yield	3.71%	4.32%	5.13%	5.10%

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Proceeds from sales of available-for-sale investment securities were $417.4 million, $170.7 million and $198.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gross gains of $2.4 million, $115,000 and $389,300 were realized on sales of available-for-sale investment securities for the years ended December 31, 2008, 2007 and 2006, respectively. Gross gains of $147,000 and $121,000 were realized on the contribution of certain available-for-sale investment securities for the years ended December 31, 2007 and 2006, respectively, as further described in Note 19 to the consolidated financial statements. Gross losses of $126,000, $459,000 and $2.7 million were realized on sales of available-for-sale investment securities for the years ended December 31, 2008, 2007 and 2006, respectively. The gross losses for the year ended December 31, 2006 included a loss of $2.7 million that resulted from the sale of $197.0 million of available-for-sale investment securities for liquidity purposes, including the related termination of $200.0 million in aggregate of term repurchase agreements.

Proceeds from calls of investment securities were $24.5 million, $7.3 million and $27.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gross gains realized on called securities were $405,000 and $11,700 for the years ended December 31, 2008 and 2007, respectively. There were no gross gains realized on called securities in 2006. Gross losses of $600, $500 and $2,100 were realized on called securities during the years ended December 31, 2008, 2007 and 2006, respectively. Net losses on trading securities were $1.5 million for the year ended December 31, 2007 and net gains on trading securities were $97,000 for the year ended December 31, 2006. The trading portfolio was liquidated in July 2007.

First Banks recorded other-than-temporary impairment of $11.4 million for the year ended December 31, 2008 consisting of other-than-temporary impairment on equity investments in the common stock of two companies in the financial services industry of $10.4 million, caused by economic events impacting the financial services industry as a whole and other-than-temporary impairment of $1.0 million on a preferred stock investment necessitated by bankruptcy proceedings of the underlying financial services company. First Banks recorded other-than-temporary impairment of $1.4 million during the year ended December 31, 2007 on an equity investment. The impairment recorded in 2008 and 2007 represented the difference between the cost basis and fair value of the equity securities as of the respective impairment recognition dates. There was no other-than-temporary impairment recorded in 2006.

First Bank is a member of the FHLB system and the FRB system and maintains investments in FHLB and FRB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank’s capital stock and capital surplus. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank’s total assets, up to a maximum of $10.0 million, plus 4.45% of advances. First Bank also holds an investment in stock of the FHLB of Dallas and the FHLB of San Francisco, as a nonmember. The investment in FHLB of Dallas stock is maintained at a minimum of 4.10% of advances to collateralize certain FHLB advances assumed in conjunction with certain acquisition transactions.

Investment securities with a carrying value of approximately $479.4 million and $596.7 million at December 31, 2008 and 2007, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007, were as follows:

	December 31, 2008

	Less than 12 months		12 months or more		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(dollars expressed in thousands)

Available for sale:
Mortgage-backed securities	$123,944	(1,711)	114,600	(1,737)	238,544	(3,448)
State and political subdivisions	4,479	(101)	25	(1)	4,504	(102)

Total	$128,423	(1,812)	114,625	(1,738)	243,048	(3,550)

Held to maturity:
State and political subdivisions	$202	(1)	—	—	202	(1)

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2007

	Less than 12 months		12 months or more		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(dollars expressed in thousands)

Available for sale:
Mortgage-backed securities	$59,902	(178)	511,820	(16,577)	571,722	(16,755)
State and political subdivisions	999	(1)	2,519	(7)	3,518	(8)
Equity investments	8,581	(4,166)	—	—	8,581	(4,166)

Total	$69,482	(4,345)	514,339	(16,584)	583,821	(20,929)

Held to maturity:
Mortgage-backed securities	$—	—	4,703	(52)	4,703	(52)
State and political subdivisions	—	—	975	(5)	975	(5)

Total	$—	—	5,678	(57)	5,678	(57)

Mortgage-backed securities – The unrealized losses on investments in mortgage-backed securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2008 and 2007, the unrealized losses for mortgage-backed securities for 12 months or more included 25 securities and 111 securities, respectively.

State and political subdivisions – The unrealized losses on investments in state and political subdivisions were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2008 and 2007, the unrealized losses for state and political subdivisions for 12 months or more included one and 17 securities, respectively.

Equity investments – The unrealized losses on investments in equity investments for the year ended December 31, 2007 consisted of an unrealized loss of $4.2 million on an investment in the common stock of a single company in the financial services industry caused by economic events affecting the financial services industry as a whole. First Banks’ investment in this company was in an unrealized loss position for approximately seven months through December 31, 2007. First Banks recorded other-than-temporary impairment on this equity investment in the second quarter of 2008, as previously described.

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

	(dollars expressed in thousands)

Balance, beginning of year	$168,391	145,729	135,330
Acquired allowances for loan losses	—	14,425	5,208

	168,391	160,154	140,538

Loans charged-off	(331,021)	(65,494)	(22,203)
Recoveries of loans previously charged-off	14,844	8,675	15,394

Net loans charged-off	(316,177)	(56,819)	(6,809)

Provision for loan losses	368,000	65,056	12,000

Balance, end of year	$220,214	168,391	145,729

First Banks had $442.4 million and $202.2 million of impaired loans, consisting of loans on nonaccrual status and restructured loans, at December 31, 2008 and 2007, respectively. Interest on impaired loans that would have been recorded under the original terms of the loans was $38.0 million, $16.2 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Of these amounts, $19.0 million, $8.0 million and $1.3 million was recorded as interest income on such loans in 2008, 2007 and 2006, respectively. The allowance for loan losses includes an allocation for each impaired loan, with the exception of acquired impaired loans classified as nonaccrual loans, which are initially measured at fair value with no allocated allowance for loan losses, in accordance with SOP 03-3, as further discussed below. The aggregate allocation of the allowance for loan losses related to impaired loans

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was approximately $63.2 million and $31.3 million at December 31, 2008 and 2007, respectively. The average recorded investment in impaired loans was $351.5 million, $88.9 million and $73.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $3.9 million, $2.5 million and $3.7 million in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, First Banks had $7.1 million and $26.8 million, respectively, of loans past due 90 days or more and still accruing interest.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $26.5 million and $10.0 million, respectively, at December 31, 2008, and $84.9 million and $46.0 million, respectively, at December 31, 2007. First Banks recorded impaired loans acquired in acquisitions during the year ended December 31, 2007 of $45.7 million at the time of acquisition. Changes in the carrying amount of impaired loans acquired in acquisitions for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

	(dollars expressed in thousands)

Balance, beginning of period	$46,003	820
Acquired impaired loans	—	45,681
Transfers to other real estate	(11,552)	(487)
Loans charged-off	(13,727)	—
Payments and settlements	(10,727)	(11)

Balance, end of period	$9,997	46,003

There was no allowance for loan losses related to these loans at December 31, 2008 and 2007 as these loans were written down to estimated fair value at the respective dates. As these loans were classified as nonaccrual loans, there was no accretable yield related to these loans at December 31, 2008 and 2007.

First Banks’ primary market areas are the states of California, Florida, Illinois, Missouri and Texas. At December 31, 2008 and 2007, approximately 92% of the total loan portfolio, and 82% and 83% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 69% and 72% of the loan portfolio at December 31, 2008 and 2007, respectively, of which 26% were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2008, the balance of such loans, all of which were held for portfolio, was approximately $168.0 million, of which approximately 24.6% were delinquent. At December 31, 2007, the balance of such loans was $219.0 million, of which $212.0 million were held for portfolio and $7.0 million were held for sale.

In general, First Banks is a secured lender. At December 31, 2008 and 2007, 98% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

First Bank originates certain one-to-four family residential mortgage loans for sale in the secondary market. First Bank has a repurchase obligation on these loans in the event of fraud or, on certain loans, early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market.

Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $49.0 million and $57.7 million at December 31, 2008 and 2007, respectively, as further described in Note 19 to the consolidated financial statements.

Loans with a carrying value of approximately $3.74 billion and $2.24 billion at December 31, 2008 and 2007, respectively, were pledged as collateral under borrowing arrangements with the FRB and the FHLB. At December 31, 2008 and 2007, First Bank had aggregate outstanding advances of $300.7 million and $857,000, respectively, under these borrowing arrangements, as further described in Note 10 to the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	DERIVATIVE INSTRUMENTS

First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at December 31, 2008 and 2007 are summarized as follows:

	December 31,

	2008		2007

	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure

	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures	$125,000	—	—	—
Cash flow hedges – loans	—	—	400,000	5,271
Customer interest rate swap contracts	16,000	—	—	—
Interest rate floor agreements	—	—	300,000	1,699
Interest rate lock commitments	48,700	831	3,000	23
Forward commitments to sell mortgage-backed securities	40,300	(325)	55,000	40

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks’ credit exposure through its use of these instruments. The credit exposure represents the loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

For the year ended December 31, 2008, First Banks realized net interest income of $11.5 million on its derivative financial instruments, whereas for the years ended December 31, 2007 and 2006, First Banks realized net interest expense of $3.1 million and $5.0 million, respectively, on its derivative financial instruments. First Banks recorded net gains on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $1.7 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively, in comparison to net losses on derivative instruments of $390,000 for the year ended December 31, 2006. The net gains and losses on derivative instruments reflect changes in the fair value of First Banks’ interest rate floor agreements.

Cash Flow Hedges – Subordinated Debentures. First Banks entered into the following interest rate swap agreements, which have been designated as cash flow hedges, with the objective of stabilizing long-term cost of capital and cash flow, and accordingly, interest expense on subordinated debentures to the respective call dates of certain subordinated debentures:

➢

In March 2008, First Banks entered into the following four interest rate swap agreements totaling $125.0 million notional amount, in aggregate, to effectively convert the interest rate on $125.0 million of First Banks’ subordinated debentures from a variable rate to a blended fixed rate of interest of approximately 4.90%: (a) $25.0 million notional amount with a maturity date of July 7, 2011; (b) $50.0 million notional amount with a maturity date of December 15, 2011; (c) $25.0 million notional amount with a maturity date of March 30, 2012; and (d) $25.0 million notional amount with a maturity date of December 15, 2012. These swap agreements provide for First Banks to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate, or LIBOR, plus 1.65%, 1.85%, 1.61% and 2.25%, respectively, and pay a fixed rate of interest. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis.

The amount receivable by First Banks under these swap agreements was $528,000 at December 31, 2008, and the amount payable by First Banks under these swap agreements was $451,000 at December 31, 2008.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks’ interest rate swap agreements designated as cash flow hedges on certain subordinated debentures as of December 31, 2008 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value

	(dollars expressed in thousands)

July 7, 2011	$25,000	4.40%	6.40%	$(575)
December 15, 2011	50,000	4.91	3.85	(1,945)
March 30, 2012	25,000	4.71	3.08	(1,048)
December 15, 2012	25,000	5.57	4.25	(1,308)

	$125,000	4.90	4.29	$(4,876)

Cash Flow Hedges. First Banks entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

➢

In September 2006, First Banks entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets were certain variable rate loans within First Banks’ commercial loan portfolio. The swap agreements provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. On December 3, 2008, First Banks terminated these swap agreements. The pre-tax gain of $20.8 million, in aggregate, is being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010.

The amount receivable and payable by First Banks under the swap agreements was $6.0 million and $683,000 at December 31, 2007, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks’ interest rate swap agreements designated as cash flow hedges as of December 31, 2007 was as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value

	(dollars expressed in thousands)
September 18, 2009	$200,000	4.39%	5.20%	$4,585
September 20, 2010	200,000	4.39	5.20	7,331

	$400,000	4.39	5.20	$11,916

Customer Interest Rate Swap Agreement Contracts. First Bank offers interest rate swap agreement contracts to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement contract between First Bank and its customers is offset by a contract between First Bank and various counterparties. These contracts do not qualify for hedge accounting. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at December 31, 2008 was $16.0 million. There were no customer interest rate swap agreement contracts at December 31, 2007.

Interest Rate Floor Agreements. In September 2005, First Bank entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with its interest rate risk management program. The interest rate floor agreement provides for First Bank to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. In August 2006, First Bank entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of one of First Bank’s $100.0 million term repurchase agreements, as further described below, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provided for First Bank to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

month LIBOR should the three-month LIBOR equal or fall below the strike price. On May 9, 2008, First Bank terminated its interest rate floor agreements to modify its overall hedge position in accordance with its interest rate risk management program, and did not incur any gains or losses in conjunction with the termination of these interest rate floor agreements. The fair value of the interest rate floor agreements, which is included in other assets in the consolidated balance sheets, was $1.7 million at December 31, 2007.

Interest Rate Floor Agreements Embedded in Term Repurchase Agreements. First Bank has a term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 10 to the consolidated financial statements. The underlying securities associated with the term repurchase agreement are agency collateralized mortgage obligation securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreement was entered into with the objective of stabilizing net interest income over time, further protecting the net interest margin against changes in interest rates and providing funding for security purchases. At December 31, 2007, the term repurchase agreement, as further described in Note 10 to the consolidated financial statements, contained an embedded interest rate floor agreement which was terminated in 2008. The interest rate floor agreement included within the term repurchase agreement represented an embedded derivative instrument which, in accordance with existing accounting literature governing derivative instruments, was not required to be separated from the term repurchase agreement and accounted for separately as a derivative financial instrument. As such, the term repurchase agreement is reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of operations.

Pledged Collateral. At December 31, 2008, First Banks had pledged cash of $3.7 million as collateral in connection with its interest rate swap agreements. At December 31, 2007, First Banks had accepted cash of $21.4 million as collateral in connection with its interest rate swap agreements.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in March 2009. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was $831,000 and $23,000 at December 31, 2008 and 2007, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was $(325,000) and $40,000 at December 31, 2008 and 2007, respectively.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)	SERVICING RIGHTS

On January 1, 2008, First Banks elected to measure servicing rights at fair value as permitted by SFAS No. 156. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $6.3 million, net of tax, which was recorded as an increase to retained earnings, as further described in Note 1 to the consolidated financial statements.

Mortgage Banking Activities. At December 31, 2008 and 2007, First Banks serviced mortgage loans for others totaling $1.09 billion and $1.10 billion, respectively. Borrowers’ escrow balances held by First Banks on such loans were $6.5 million and $6.2 million at December 31, 2008 and 2007, respectively. Changes in mortgage servicing rights for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

	(dollars expressed in thousands)

Balance, beginning of year	$5,290	5,867
Re-measurement to fair value upon election to measure servicing rights at fair value under SFAS No. 156	9,538	—
Originated mortgage servicing rights	2,175	2,219
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model(1)	(7,915)	—
Other changes in fair value(2)	(1,670)	—
Amortization	—	(2,796)

Balance, end of year	$7,418	5,290

(1)

The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At December 31, 2008 and 2007, First Banks serviced SBA loans for others totaling $221.5 million and $149.9 million, respectively. Changes in SBA servicing rights for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

	(dollars expressed in thousands)

Balance, beginning of year	$7,468	8,064
Re-measurement to fair value upon election to measure servicing rights at fair value under SFAS No. 156	905	—
Originated SBA servicing rights	2,830	2,053
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model(1)	(1,336)	—
Other changes in fair value(2)	(904)	—
Amortization	—	(1,830)
Impairment	—	(819)

Balance, end of year	$8,963	7,468

(1)

The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)	BANK PREMISES AND EQUIPMENT, NET

Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2008 and 2007:

	2008	2007

	(dollars expressed in thousands)

Land	$57,391	52,187
Buildings and improvements	185,288	168,135
Furniture, fixtures and equipment	142,554	144,999
Leasehold improvements	31,919	30,825
Construction in progress	11,509	27,995

Total	428,661	424,141
Less: Accumulated depreciation and amortization	(192,133)	(183,685)

Bank premises and equipment, net	$236,528	240,456

First Banks capitalized interest cost of $400,000, $1.8 million and $400,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $25.2 million, $21.8 million and $18.9 million, respectively.

First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $23.1 million, $22.8 million and $18.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

(dollars expressed in thousands)
Year ending December 31:
2009	$16,828
2010	14,594
2011	12,709
2012	10,897
2013	7,937
Thereafter	46,119

Total future minimum lease payments	$109,084

First Banks also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $6.9 million, $6.4 million and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at December 31, 2008 and 2007:

	2008		2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(dollars expressed in thousands)
Amortized intangible assets:
Core deposit intangibles (1)	$53,916	(33,251)	53,916	(23,873)
Customer list intangibles	23,320	(3,903)	23,320	(2,408)
Other intangibles	2,385	(1,695)	2,386	(1,437)

Total	$79,621	(38,849)	79,622	(27,718)

Unamortized intangible assets:
Goodwill associated with stock purchases	$266,028		263,747

(1)

The core deposit intangibles’ gross carrying amount and accumulated amortization were reduced by $10.6 million and $4.7 million, respectively, during the fourth quarter of 2007, as further described in Note 13 to the consolidated financial statements. The core deposit intangibles’ gross carrying amount and accumulated amortization were also reduced by $1.4 million and $1.0 million, respectively, during the third quarter of 2007 in conjunction with the sale of the Texas Branch Offices on July 19, 2007, as further described in Note 2 to the consolidated financial statements.

Amortization of intangible assets was $11.1 million, $12.4 million and $8.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the remaining estimated life of the amortization periods for core deposit intangibles, customer list intangibles and other intangibles was four years, 14 years and six years, respectively. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and other intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

(dollars expressed in thousands)
Year ending December 31:
2009	$9,280
2010	8,852
2011	6,674
2012	2,459
2013	1,524
Thereafter	11,983

Total	$40,772

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

	(dollars expressed in thousands)

Balance, beginning of year	$263,747	230,036
Goodwill acquired during the year (1)	2,920	34,586
Acquisition-related and other adjustments (2)	(639)	(875)

Balance, end of year	$266,028	263,747

(1)

Goodwill acquired during 2008 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006. Goodwill acquired during 2007 pertains to the acquisitions of CFHI and Royal Oaks in November 2007 and February 2007, respectively, and additional earn-out consideration associated with the acquisition of ANB.

(2)

Acquisition-related adjustments include additional purchase accounting adjustments for prior years’ acquisitions necessary to appropriately adjust preliminary goodwill recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect the receipt of additional valuation data. Acquisition-related adjustments recorded in 2008 primarily pertain to the acquisition of CFHI in November 2007. Acquisition-related adjustments recorded in 2007 pertain to the acquisition of SDCB in August 2006 and other adjustments recorded in 2007 pertain to the sale of the Texas Branch Offices in July 2007, as further described in Note 2 to the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s annual measurement date for its goodwill impairment test is December 31. First Banks engaged an independent valuation firm to assist in computing the fair value estimate for the impairment assessment by utilizing two separate valuation methodologies and applying a weighted average to each methodology in order to determine fair value for its single reporting unit, First Bank. The valuation methodologies utilized a comparison of the average price to book value of comparable businesses and a discounted cash flow valuation technique. As a result of this independent third party valuation, the Company concluded that the carrying value of its single reporting unit exceeded its fair value at December 31, 2008.

Because the carrying value of First Banks’ reporting unit exceeded the estimated fair value at December 31, 2008, First Banks engaged the same independent valuation firm to assist in computing the fair value of First Bank’s assets and liabilities in order to determine the implied fair value of First Bank’s goodwill at December 31, 2008. Management compared the implied fair value of First Bank’s goodwill, as determined by the independent valuation firm, with its carrying value, and concluded that there was no goodwill impairment as of December 31, 2008.

(9)	MATURITIES OF TIME DEPOSITS

A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2008 is as follows:

	Time deposits of $100,000 or more	Other time deposits	Total

	(dollars expressed in thousands)
Year ending December 31:
2009	$1,124,580	2,198,031	3,322,611
2010	80,776	212,021	292,797
2011	40,422	93,944	134,366
2012	5,848	18,446	24,294
2013	1,702	9,092	10,794
Thereafter	1,324	328	1,652

Total	$1,254,652	2,531,862	3,786,514

(10)	OTHER BORROWINGS

Other borrowings were comprised of the following at December 31, 2008 and 2007:

	2008	2007

	(dollars expressed in thousands)
Securities sold under agreements to repurchase:
Daily	$154,423	198,766
Monthly	—	33,493
Term	120,000	100,000
Federal funds purchased	—	76,500
FRB borrowings (1)	100,000	—
FHLB advances (2)	200,710	857

Total	$575,133	409,616

(1)

In November 2008, First Bank entered into a $100.0 million borrowing with the FRB upon termination of a $100.0 million FHLB advance, as discussed below, and subsequently renewed the borrowing at maturity in December 2008 with a new maturity date of February 2009 and a fixed interest rate of 0.42%.

(2)

In January 2008, First Bank entered into two $100.0 million FHLB advances that mature in January 2009 and July 2009 at fixed interest rates of 3.16% and 2.53%, respectively. In May 2008, First Bank entered into a $100.0 million FHLB advance that was scheduled to mature in November 2008 at a fixed interest rate of 2.23%, and in July 2008, First Bank entered into a $100.0 million FHLB advance that matures in February 2009 at a fixed interest rate of 2.92%. In September 2008, First Bank prepaid the $100.0 million FHLB advance that was scheduled to mature in November 2008 and incurred a prepayment penalty of $3,000. In November 2008, First Bank prepaid the $100.0 million FHLB advance that was scheduled to mature in January 2009 and incurred a prepayment penalty of $117,000. The prepayment penalties were recorded as interest expense on other borrowings in the consolidated statement of operations.

The average balance of other borrowings was $590.2 million and $389.4 million, and the maximum month-end balance of other borrowings was $697.0 million and $458.2 million for the years ended December 31, 2008 and 2007, respectively. The average rates paid on other borrowings during the years ended December 31, 2008, 2007 and 2006 were 2.40%, 4.19% and 4.35%, respectively. Interest expense on securities sold under agreements to repurchase was $6.8 million, $15.3 million and $16.8 million for the years ended December 31, 2008, 2007 and

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2006, respectively. Interest expense on FHLB advances was $7.7 million, $348,000 and $689,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense on federal funds purchased was $417,000, $130,000 and $63,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense on FRB borrowings was $88,000 for the year ended December 31, 2008. The assets underlying the daily securities sold under agreements to repurchase, the FRB borrowings and the FHLB advances are held by First Banks. The underlying securities associated with the term repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements.

The maturity dates, par amounts, interest rate spreads and interest rate floor strike prices on First Bank’s term repurchase agreements as of December 31, 2008 and 2007 were as follows:

Maturity Date	Par Amount	Interest Rate	Interest Rate Floor Strike Price

	(dollars expressed in thousands)

September 30, 2008:
April 12, 2012 (1)	$120,000	3.36%	—

December 31, 2007:
October 12, 2010 (1)	$100,000	LIBOR – 0.5100%(2)	4.50%(2)

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

(11)	NOTES PAYABLE

On May 15, 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership (Investors of America, LP) (the Credit Agreement), and on August 11, 2008, First Banks entered into a First Amended Revolving Credit Note (the Amended Credit Agreement) with Investors of America, LP (collectively, the Credit Agreement), which modified the existing original Credit Agreement to provide that First Banks receive the prior written consent of Investors of America, LP for any advance that would cause the aggregate outstanding principal amount to exceed $10.0 million. The Credit Agreement provides for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. Advances outstanding under the Credit Agreement bear interest at the three-month LIBOR plus 300 basis points. Interest is payable on outstanding advances on the first day of each month (in arrears) and the aggregate principal balance of all outstanding advances and any accrued interest thereon is due and payable in full on June 30, 2009, the maturity date of the Credit Agreement. The maturity date of the Credit Agreement may be accelerated at the option of Investors of America, LP if an event of default under the Credit Agreement has occurred and has not been cured to the satisfaction of Investors of America, LP. The default provisions of the Credit Agreement are normal and customary for agreements of this type. In the event the maturity date is accelerated, the aggregate principal balance of all outstanding advances and any accrued interest thereon would become immediately due and payable in full. The Credit Agreement is secured by First Banks’ ownership interest in all of the capital stock of both SFC and CFHI.

First Banks received an advance of the entire $30.0 million under the Credit Agreement on May 15, 2008 and utilized the proceeds of the advance to terminate and repay in full all of the obligations under its then existing Secured Credit Agreement with a group of unaffiliated financial institutions (the Former Credit Agreement), as further discussed below. In July 2008, First Banks repaid in full its outstanding balance under the Credit Agreement in the aggregate amount of $30.0 million, including the accrued interest thereon, and as such, there were no balances outstanding on First Banks’ Credit Agreement at December 31, 2008.

On May 19, 2008, First Banks entered into a Termination Agreement regarding its Former Credit Agreement. In accordance with the terms and conditions of the Termination Agreement, First Banks repaid in full all of its then existing obligations associated with the Former Credit Agreement in the aggregate amount of $58.1 million,

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

including the accrued interest and fees thereon. First Banks repaid in full its obligations with existing cash reserves, dividends from First Bank, and advances under the Credit Agreement. First Banks did not incur any significant or unusual early termination penalties under the terms and conditions of the Termination Agreement or recognize any gain or loss upon termination.

The Former Credit Agreement, entered into in August 2007, renewed and modified First Banks’ existing $96.0 million First Amendment to its Amended and Restated Secured Credit Agreement, dated August 10, 2006. The terms and conditions of the Former Credit Agreement provided for a $125.0 million revolving credit facility that included: (i) a $5.0 million sub-facility for the issuance of standby letters of credit; (ii) a $10.0 million sub-facility for swingline loans (from the Agent as Swingline Lender); and (iii) three-year term loan conversion options with minimum borrowing amounts of $10.0 million, amortizing with equal quarterly installments of principal based on a four-year straight-line amortization schedule and a final maturity of three years from execution of each term loan, including the existing term loan, which had a balance of $35.0 million (Existing Term Loan). Each term loan, including the Existing Term Loan, reduced the availability under the revolving credit facility. First Banks had the right to request an increase in the Secured Credit Agreement to $150.0 million, with a minimum increase of $10.0 million and additional increments of $5.0 million. Interest was payable on outstanding principal loan balances of the revolving credit loan and each term loan at a floating rate equal to either the lender’s prime rate or, at First Banks’ option, LIBOR plus a margin determined by the outstanding principal loan balances and First Banks’ net income for the preceding four calendar quarters. If the outstanding principal loan balances under the revolving credit loan and each term loan were accruing at the prime rate, interest was payable quarterly in arrears. If the outstanding principal loan balances under the revolving credit loan and each term loan were accruing at LIBOR, interest was payable based on the one, two, three or six-month LIBOR, as selected by First Banks. First Banks was also subject to a quarterly commitment fee on the unused portion of the revolving credit facility. Amounts could initially be borrowed under the revolving credit facility until August 7, 2008, at which time the principal and interest would be due and payable, excluding the term loans. The maturity date was subsequently extended to September 1, 2008, as further discussed below. First Banks’ Existing Term Loan, which had a balance of $5.0 million at December 31, 2007, was payable in quarterly installments of $5.0 million, at a minimum, with the remaining balance to be repaid in full, including any unpaid interest, upon maturity on March 31, 2009. Interest was payable on outstanding principal loan balances of the swingline loans at a floating rate equal to the lender’s prime rate. The principal balances of the swingline loans, together with accrued and unpaid interest, was payable on the next to occur date of either the fifteenth day of the month or the last business day of the month following the advance date(s) of the swingline loans. On February 12, 2008, First Banks entered into First and Second Amendments to its Former Credit Agreement to modify certain financial covenants, the collateral pledge agreement and the maturity date of the revolving credit facility.

The Former Credit Agreement was secured by First Banks’ ownership interest in the capital stock of SFC and First Bank, and required maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Bank and a minimum return on assets ratio for First Banks. In addition, it contained additional covenants, including a limitation on the amount of dividends on First Banks’ common stock that could be paid to stockholders. First Banks was not in compliance with all restrictions and requirements of respective credit agreement at December 31, 2007. However, on May 19, 2008, First Banks terminated the Former Credit Agreement, as discussed above, and repaid the balance of the obligations in full.

During the year ended December 31, 2007, First Banks had drawn advances of $20.0 million and $15.0 million on the revolving credit sub-facility and the term loans, respectively, and made payments of $61.0 million on the outstanding principal balances of the term loans. Balances outstanding under the Former Credit Agreement at December 31, 2007 were $39.0 million, comprised of $19.0 million in term loans and $20.0 million in revolving credit advances.

The end of period balance, average balance and maximum month-end balance of borrowings outstanding under the respective credit agreements as of and for the years ended December 31, 2008 and 2007, respectively, were as follows:

	2008	2007

	(dollars expressed in thousands)

End of period	$—	39,000
Average balance	21,591	34,932
Maximum month-end balance	58,000	55,000

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The average rates paid on the outstanding borrowings during the years ended December 31, 2008, 2007 and 2006 were 6.15%, 6.94% and 6.22%, respectively. Interest expense recognized on borrowings includes commitment, arrangement and renewal fees. Exclusive of these fees, the average rates paid on the outstanding borrowings during the years ended December 31, 2008, 2007 and 2006 were 4.42%, 6.41% and 6.11%, respectively.

(12)	SUBORDINATED DEBENTURES

First Banks has formed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks’ distributions accrued on the subordinated debentures were $20.9 million, $24.4 million and $22.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with First Banks’ subordinated debentures are included as a reduction of subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks’ capital base.

Under its agreement with the FRB, First Banks agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. First Banks also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements. The Company received the approval of the FRB to make its regular quarterly interest payments in March and April 2009 on its outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2008 and 2007 were as follows:

						Subordinated Debentures
					Trust Preferred Securities
		Maturity Date	Call Date(1)	Interest Rate (2)
Name of Trust	Issuance Date					2008	2007

Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	+ 205.0 bp	20,000	$20,619	20,619
Royal Oaks Capital Trust I (3)	October 2004	January 7, 2035	January 7, 2010	+ 240.0 bp	4,000	4,124	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	+ 218.0 bp	40,000	41,238	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	+ 142.0 bp	40,000	41,238	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	+ 145.0 bp	20,000	20,619	20,619
First Bank Statutory Trust VI (4a)	June 2006	July 7, 2036	July 7, 2011	+ 165.0 bp	25,000	25,774	25,774
First Bank Statutory Trust VII (4b)	December 2006	December 15, 2036	December 15, 2011	+ 185.0 bp	50,000	51,547	51,547
First Bank Statutory Trust VIII (4c)(5)	February 2007	March 30, 2037	March 30, 2012	+ 161.0 bp	25,000	25,774	25,774
First Bank Statutory Trust X (6)	August 2007	September 15, 2037	September 15, 2012	+ 230.0 bp	15,000	15,464	15,464
First Bank Statutory Trust IX (4d)(7)	September 2007	December 15, 2037	December 15, 2012	+ 225.0 bp	25,000	25,774	25,774
First Bank Statutory Trust XI (8)	September 2007	December 15, 2037	December 15, 2012	+ 285.0 bp	10,000	10,310	10,310

Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%	25,000	25,774	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%	46,000	47,423	47,423

(1)	The subordinated debentures are callable at the option of First Banks on the call date shown at 100% of the principal amount plus accrued and unpaid interest.

(2)	The interest rates paid on the trust preferred securities are based on either a fixed rate or a variable rate. The variable rate is based on the three-month LIBOR plus the basis point spread shown.

(3)

In conjunction with the acquisition of Royal Oaks in February 2007, as further described in Note 2 to the consolidated financial statements, First Banks assumed the subordinated debentures of Royal Oaks Capital Trust I, a Delaware statutory trust.

(4)

In March 2008, First Banks entered into four interest rate swap agreements, which have been designated as cash flow hedges, to effectively convert the interest payments on these subordinated debentures from variable rate to fixed rate to the respective call dates as follows:

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

(5)

On February 23, 2007, First Bank Statutory Trust VIII, a newly formed Delaware statutory trust, issued 25,000 variable rate trust preferred securities at $1,000 per security in a private placement and issued 774 common securities to First Banks at $1,000 per security. Interest is payable quarterly in arrears, beginning on March 30, 2007.

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

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)	INCOME TAXES

Provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

	(dollars expressed in thousands)
Current (benefit) provision for income taxes:
Federal	$(79,497)	20,687	39,577
State	70	2,705	2,871

	(79,427)	23,392	42,448

Deferred (benefit) provision for income taxes:
Federal	(17,728)	(4,774)	9,441
State	(18,784)	(2,797)	(17)

	(36,512)	(7,571)	9,424

Increase (decrease) in deferred tax asset valuation allowance	134,147	(10,746)	—

Total	$18,208	5,075	51,872

The effective rates of federal income taxes for the years ended December 31, 2008, 2007 and 2006 differ from the federal statutory rates of taxation as follows:

	Years Ended December 31,

	2008		2007		2006

	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars expressed in thousands)
(Loss) income before provision for income taxes and minority interest in income (loss) of subsidiaries	$(270,105)		$54,613		$158,102

Provision for income taxes calculated at federal statutory income tax rates	$(94,537)	35.0%	$19,115	35.0%	$55,336	35.0%
Effects of differences in tax reporting:
Tax-exempt interest income, net of tax preference adjustment	(768)	0.3	(961)	(1.8)	(908)	(0.6)
State income taxes	(12,370)	4.6	(98)	(0.2)	3,120	2.0
Reduction in prior year contingency reserve	—	—	—	—	(4,154)	(2.6)
Bank owned life insurance, net of premium	(952)	0.4	(1,283)	(2.3)	(1,022)	(0.6)
Increase (decrease) in deferred tax asset valuation allowance, net of federal benefit	123,242	(45.7)	(10,746)	(19.7)	—	—
Expiration of net operating loss carryforwards	2,828	(1.0)	—	—	—	—
Other, net	765	(0.3)	(952)	(1.7)	(500)	(0.4)

Provision for income taxes	$18,208	(6.7)%	$5,075	9.3%	$51,872	32.8%

The $4.2 million reduction in the prior year contingency reserve during the year ended December 31, 2006 resulted from reversals of federal and state tax reserves no longer deemed necessary.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 were as follows:

	December 31,

	2008	2007

	(dollars expressed in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$37,013	23,143
State net operating loss carryforwards	11,933	879
Allowance for loan losses	95,302	88,835
Loans held for sale	1,349	4,663
Alternative minimum and general business tax credits	12,978	3,489
Interest on nonaccrual loans	7,626	6,001
Deferred compensation	5,715	7,842
Net fair value adjustment for available-for-sale investment securities	19	6,356
Partnership and corporate investments	13,541	8,466
Overdraft, robbery and other fraud losses	2,774	5,612
Accrued contingent liabilities	2,017	2,635
Other	6,636	4,634

Gross deferred tax assets	196,903	162,555

Valuation allowance	(160,052)	(23,278)

Deferred tax assets, net of valuation allowance	36,851	139,277

Deferred tax liabilities:
Depreciation on bank premises and equipment	6,861	7,427
Servicing rights	3,490	1,909
Net fair value adjustment for derivative instruments	5,110	4,171
Core deposit intangibles	2,224	5,252
Customer list intangibles	8,084	8,695
Discount on loans	3,228	5,246
Equity investments	5,499	5,707
State taxes	4,362	7,309
Deferred loan fees	5,718	3,644
Other	989	(1,151)

Deferred tax liabilities	45,565	48,209

Net deferred tax (liabilities) assets	$(8,714)	91,068

At December 31, 2008 and 2007, First Banks had a deferred tax asset valuation allowance of $160.1 million and $23.3 million, respectively. The deferred tax asset valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company is required to assess whether it is more likely than not that some portion or all of the Company’s deferred tax asset will not be realized. Pursuant to SFAS No. 109, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. After consideration of these factors as well as potential tax planning strategies, the Company recorded an increase to its deferred tax asset valuation allowance during the fourth quarter of 2008. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of such deferred tax asset valuation allowance.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the deferred tax asset valuation allowance for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

	(dollars expressed in thousands)

Balance, beginning of year	$23,278	21,401	17,754
Purchase acquisitions	—	20,177	—
Reversal of deferred tax asset valuation allowance to provision for income taxes	(22,938)	(10,746)	—
Reversal of deferred tax asset valuation allowance to goodwill and other intangible assets	—	(7,554)	—
Increase in deferred tax asset valuation allowance to provision for income taxes	157,085	—	—
Increase in deferred tax asset valuation allowance to accumulated other comprehensive income	1,707	—	—
Adjustment to purchase acquisitions completed in prior periods	920	—	3,647

Balance, end of year	$160,052	23,278	21,401

Upon completion of the 2004 acquisition of CIB Bank and the 2007 acquisition of CFHI, the net deferred tax assets associated with the respective acquisitions were evaluated to determine whether it was more likely than not that the net deferred tax assets would be recognized in the future. The ability to utilize the net deferred tax assets recorded in connection with the acquisitions is subject to a number of limitations. Among these limitations is the restriction that any built-in loss (the fair value of the entity was less than the tax basis) that existed at the date of acquisition, if realized within the first five years subsequent to the date of acquisition, will be deferred and must be carried forward and subjected to rules similar to the rules for carrying forward net operating losses. Based upon these factors, management established a valuation allowance for CIB Bank in 2004 and CFHI in 2007 in the amount of $21.4 million and $20.2 million, respectively.

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

On September 30, 2008, the Internal Revenue Service (IRS) issued Notice 2008-83. In accordance with Notice 2008-83, any deduction properly allowed after an ownership change to a bank with respect to losses on loans or bad debts (including any deduction for a reasonable addition to a reserve for bad debts) shall not be treated as a built-in loss. As a result of Notice 2008-83, certain loan charge-offs and additions to First Bank’s allowance for loan losses are no longer considered built-in losses. Consequently, on September 30, 2008, First Banks concluded that $1.8 million and $21.0 million of the deferred tax asset valuation allowances related to CIB Bank and CFHI, respectively, were no longer required and recorded a reversal of the deferred tax asset valuation allowances in the amount of $22.9 million, of which $21.6 million resulted in an increase to the benefit for income taxes for the three months ended September 30, 2008, and a corresponding reduction of the provision for income taxes for the year ended December 31, 2008.

In the fourth quarter of 2008, First Bank recorded a deferred tax asset valuation allowance of $158.9 million, which resulted in increases to the provision for income taxes and accumulated other comprehensive income of $144.8 million and $1.7 million, respectively. As described above, the deferred tax asset valuation allowance was primarily established as a result of the Company’s three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective and verifiable evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

On January 1, 2007, First Banks implemented FIN 48. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to retained earnings.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2008 and 2007, First Banks had a liability for uncertain tax positions, excluding interest and penalties, of $3.3 million and $12.2 million, respectively. A reconciliation of the beginning and ending balance of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

	(dollars expressed in thousands)

Balance, beginning of year	$12,244	2,559
Additions:
Tax positions taken during the current year	301	2,352
Tax positions taken during the prior year	195	9,134
Reductions:
Tax positions taken during the prior year	(2,968)	(6)
Change in tax law	(4,794)	—
Lapse of statute of limitations	(1,664)	(1,795)

Balance, end of year	$3,314	12,244

At December 31, 2008 and 2007, the total amount of unrecognized tax benefits that would affect the effective income tax rate was $1.6 million and $1.7 million, respectively.

During the year ended December 31, 2008, First Banks recorded interest income of $412,000 related to unrecognized tax benefits, whereas First Banks recorded interest expense of $527,000 related to unrecognized tax benefits during the year ended December 31, 2007. At December 31, 2008 and 2007, interest accrued for unrecognized tax positions was $1.0 million and $1.4 million, respectively. There were no penalties for unrecognized tax positions accrued at December 31, 2008 and 2007, nor did First Banks recognize any expense for penalties during 2008 and 2007.

As previously described, Notice 2008-83 was issued on September 30, 2008. When applying Notice 2008-83 to the acquisition of CIB Bank, a contingency reserve on the loan charge-offs would not have been required to be established under FIN 48. Consequently, the full amount of the contingency reserve of $4.5 million, net of federal benefit, and the related interest reserve of $904,000 that had been established in accordance with FIN 48 were reversed during 2008.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2008 could decrease by approximately $1.9 million by December 31, 2009, as a result of the lapse of statutes of limitations and potential settlements with the federal and state taxing authorities, of which the impact to the effective income tax rate is estimated to be approximately $554,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company’s federal returns through 2004 have been examined by the IRS with the examination of the 2004 tax year being closed in February 2008. The Company’s current estimate of the resolution of various state examinations, none of which are in process, is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Company’s estimate may result in future income tax expense or benefit.

First Banks is no longer subject to U.S. federal, state or local income tax examination by tax authorities for the years prior to 2004, with the exception of certain states where the statute of limitations is four years. In those circumstances, First Banks is no longer subject to examination for the years prior to 2003. During 2008, First Banks had a federal tax examination for the 2004 tax year and a California tax examination for the 2004 and 2005 tax years. Both examinations were subsequently closed during 2008 with no changes to the reported tax required.

At December 31, 2008 and 2007, the accumulation of prior years’ earnings representing tax bad debt deductions was approximately $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Banks would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

At December 31, 2008 and 2007, for federal income taxes purposes, First Banks had net operating loss carryforwards relating to pre-acquisition tax losses of acquired entities of approximately $56.3 million and $66.1 million, respectively. Additionally, First Banks incurred a tax loss for the year ended December 31, 2008 which, after carrying back the tax loss to the preceding two years, resulted in a net operating loss carryforward of

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $49.5 million. At December 31, 2008, First Banks’ net operating loss carryforwards expire as follows:

(dollars expressed in thousands)
Year ending December 31:
2009	$5,785
2010	7
2011	3
2012 – 2028	99,956

Total	$105,751

(14)	EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006:

	Income (Loss)	Shares	Per Share Amount

	(dollars in thousands, except share and per share data)
Year ended December 31, 2008:
Basic EPS – loss available to common stockholders	$(287,941)	23,661	$(12,169.46)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—

Diluted EPS – loss available to common stockholders	$(287,941)	23,661	$(12,169.46)

Year ended December 31, 2007:
Basic EPS – income available to common stockholders	$48,674	23,661	$2,057.14
Effect of dilutive securities:
Class A convertible preferred stock	769	394	(1.72)

Diluted EPS – income available to common stockholders	$49,443	24,055	$2,055.42

Year ended December 31, 2006:
Basic EPS – income available to common stockholders	$106,031	23,661	$4,481.23
Effect of dilutive securities:
Class A convertible preferred stock	769	465	(54.40)

Diluted EPS – income available to common stockholders	$106,800	24,126	$4,426.83

(15)	CREDIT COMMITMENTS

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

Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit at December 31, 2008 and 2007 were as follows:

	December 31,

	2008	2007

	(dollars expressed in thousands)

Commitments to extend credit	$2,140,532	3,057,404
Commercial and standby letters of credit	181,388	201,436

	$2,321,920	3,258,840

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. In the event of nonperformance, First Banks may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2008 expire, at various dates, within six years.

(16)	FAIR VALUE DISCLOSURES

On January 1, 2008, First Banks implemented SFAS No. 157 for financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Implementation was deferred for certain nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. First Banks applied the deferral to goodwill and other intangible assets and other real estate owned.

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

Level 1 Inputs –	Valuation is based on quoted prices in active markets for identical instruments in active markets.

Level 2 Inputs –

Valuation is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs –

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

Loans held for sale. Mortgage loans held for sale are carried at fair value on a recurring basis. The determination of fair value is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information. Other loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. The fair value is based on the prices secondary markets are offering for portfolios with similar characteristics. The Company classifies mortgage loans held for sale subjected to recurring fair value adjustments as recurring Level 2. The Company classifies other loans held for sale subjected to nonrecurring fair value adjustments as nonrecurring Level 2.

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired when, in the judgment of management based on current information and events, it is probable that payment of all amounts due

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under the contractual terms of the loan agreement will not be collected. Acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to acquisition date. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Once a loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114 – Accounting by Creditors for Impairment of a Loan. Impairment is measured by reference to an observable market price, if one exists, the expected future cash flows of an impaired loan discounted at the loan’s effective interest rate, or the fair value of the collateral for a collateral-dependent loan. In most cases, First Banks measures fair value based on the value of the collateral securing the loan. Collateral may be in the form of real estate or personal property, including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on third party appraisals as well as internal estimates. These measurements are classified as Level 3.

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

Nonqualified Deferred Compensation Plan. The Company’s nonqualified deferred compensation plan is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. The nonqualified deferred compensation plan liability is valued based on quoted market prices of the underlying investments. The Company classifies its nonqualified deferred compensation plan liability as Level 1.

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are reflected in the following table:

	Fair Value Measurements

	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value

	(dollars expressed in thousands)

Assets:
Available-for-sale investment securities	$6,318	598,696	—	605,014
Mortgage loans held for sale	—	18,483	—	18,483
Derivative instruments	—	583	—	583
Servicing rights	—	—	16,381	16,381

Total	$6,318	617,762	16,381	640,461

Liabilities:
Derivative instruments	$—	4,953	—	4,953
Nonqualified deferred compensation plan	7,676	—	—	7,676

Total	$7,676	4,953	—	12,629

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in Level 3 assets measured on a recurring basis for year ended December 31, 2008:

Servicing Rights

2008

(dollars expressed in thousands)

Balance, beginning of period	$12,758
Impact of election to measure servicing rights at fair value under SFAS No. 156	10,443
Total gains or losses (realized/unrealized):
Included in earnings(1)	(11,825)
Included in other comprehensive income	—
Purchases, issuances and settlements	5,005
Transfers in and/or out of level 3	—

Balance, end of period	$16,381

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis. From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2008 are reflected in the following table:

	Fair Value Measurements

	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value

	(dollars expressed in thousands)
Assets:
Loans held for sale	$—	20,237	—	20,237
Impaired loans	—	—	382,105	382,105

Total	$—	20,237	382,105	402,342

Fair Value of Financial Instruments. The fair value of financial instruments is management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including servicing assets, deferred income tax assets, bank premises and equipment and goodwill and other intangible assets. Furthermore, the income taxes that would be incurred if First Banks were to realize any of the unrealized gains or unrealized losses indicated between the estimated fair values and corresponding carrying values could have a significant effect on the fair value estimates and have not been considered in any of the estimates.

The following methods and assumptions were used in estimating the fair value of all other financial instruments:

Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.

Held-to-maturity investment securities: The fair value of held-to-maturity investment securities is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on quoted market prices of comparable instruments.

Loans: The fair value of all other loans held for portfolio was estimated utilizing discounted cash flow calculations. These cash flow calculations include assumptions for prepayment estimates over the loans’ remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment.

Loans held for sale: The fair value of loans held for sale, which is the amount reported in the consolidated balance sheets, is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on quoted market prices of comparable instruments.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Bank-owned life insurance: The fair value of bank-owned life insurance is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on quoted market prices of comparable instruments.

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

Other borrowings, notes payable and accrued interest payable: The carrying values reported in the consolidated balance sheets for variable rate borrowings approximate fair value. The fair value of fixed rate borrowings is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on discounting contractual maturities using an estimate of current market rates for similar instruments.

Subordinated debentures: The fair value of subordinated debentures is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on quoted market prices of comparable instruments.

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit, standby letters of credit and financial guarantees is based on estimated probable credit losses.

The estimated fair value of First Banks’ financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$842,316	842,316	231,675	231,675
Investment securities:
Available for sale	605,014	605,014	1,000,392	1,000,392
Held to maturity	17,912	18,507	18,879	19,078
Loans held for portfolio	8,334,041	7,683,098	8,651,714	8,570,585
Loans held for sale	38,720	38,720	66,079	65,870
Derivative instruments	583	583	13,728	13,728
Bank-owned life insurance	118,825	118,825	116,619	116,619
Accrued interest receivable	35,773	35,773	55,193	55,193

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,241,916	1,241,916	1,259,123	1,259,123
Interest-bearing demand	935,805	935,805	980,850	980,850
Savings and money market	2,777,285	2,777,285	2,716,726	2,716,726
Time deposits	3,786,514	3,832,495	4,192,494	4,227,747
Other borrowings	575,133	576,021	409,616	409,616
Notes payable	—	—	39,000	39,000
Derivative instruments	4,953	4,953	—	—
Accrued interest payable	12,561	12,561	18,639	18,639
Subordinated debentures	353,828	269,946	353,752	353,200

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$419	419	1,582	1,582

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(17)	EMPLOYEE BENEFITS

First Banks’ 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by First Banks’ Board of Directors. Employee contributions were limited to $15,500 of gross compensation for 2008. Total employer contributions under the plan were $4.0 million, $4.4 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The plan assets are held and managed under a trust agreement with First Bank’s trust department.

First Banks’ nonqualified deferred compensation plan, which covers a select group of employees, is administered by an independent third party. The plan is exempt from the participation, vesting, funding and fiduciary requirements of the Employee Retirement Income Security Act of 1974. Participants may contribute from 1% to 25% of their salary and up to 100% of their bonuses on a pre-tax basis. Balances outstanding under the plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $7.7 million and $9.2 million at December 31, 2008 and 2007, respectively. First Banks recognized a decrease in salaries and employee benefits expense related to the plan of $2.0 million for the year ended December 31, 2008 resulting from net losses incurred by participants on the underlying investments in the plan. First Banks recognized salaries and employee benefits expense related to the plan of $682,000 and $845,000 for the years ended December 31, 2007 and 2006, respectively, resulting from net earnings incurred by participants on the underlying investments in the plan.

First Banks has a noncontributory defined benefit pension plan covering certain current and former employees of a bank holding company acquired by First Banks in 1994 and subsequently merged with and into First Banks on December 31, 2002. First Banks discontinued the accumulation of benefits under the Plan in 1994, and as such, there is no longer any service cost being accrued by Plan participants. During 2007, First Banks adopted the provisions of SFAS No. 158 which resulted in the recognition of a cumulative effect of change in accounting principle of $902,000, which was recorded as an increase to accumulated other comprehensive loss.

At December 31, 2008 and 2007, First Banks had an accrued pension liability of $1.8 million and $1.1 million, respectively, which represents the difference between the fair value of Plan assets and the projected benefit obligation of the Plan, and is reflected in accrued expenses and other liabilities in the consolidated balance sheets. At December 31, 2008 and 2007, the projected benefit obligation of the Plan was $9.9 million and $11.6 million, respectively, and the fair value of Plan assets was $8.1 million and $10.5 million, respectively. First Banks expects to contribute approximately $130,000 to the Plan in 2009. The following pension benefit payments are expected to be paid to Plan participants by the Plan for the periods indicated:

(dollars expressed in thousands)
Year ending December 31:
2009	$832
2010	851
2011	857
2012	851
2013	848
2014 – 2018	4,328

(18)	STOCKHOLDERS’ EQUITY

There is no established public trading market for First Banks’ common stock. Various trusts, which were established by and are administered by and for the benefit of Mr. James F. Dierberg, First Banks’ Chairman of the Board, and members of his immediate family, own all of the voting stock of First Banks.

First Banks has four classes of preferred stock outstanding at December 31, 2008. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

annual dividend rate was 6.0% for the Class A preferred stock and 7.0% for the Class B preferred stock for the years ended December 31, 2008, 2007 and 2006, respectively.

On December 31, 2008, First Banks issued 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) to the United States Department of the Treasury (U.S. Treasury) in conjunction with the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (TARP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% thereafter, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock qualifies as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency.

On December 31, 2008, First Banks also issued 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) to the U.S. Treasury in conjunction with the TARP, upon issuance of a warrant (Warrant) to purchase Class D Preferred Stock by First Banks to the U.S. Treasury and the immediate exercise of the Warrant by the U.S. Treasury pursuant to the standard TARP terms and conditions for non-public companies as described and set forth in a Letter Agreement, including a Securities Purchase Agreement – Standard Terms (Purchase Agreement) entered into on December 31, 2008 with the U.S. Treasury. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. Pursuant to the terms of the Warrant, the U.S. Treasury exercised the Warrant on December 31, 2008 and paid the exercise price by having the Company withhold, from the shares of Class D Preferred Stock that would otherwise be delivered to the U.S. Treasury upon such exercise, shares of Class D Preferred Stock issuable upon exercise of the Warrant with an aggregate liquidation amount equal in value to the aggregate exercise price of $14,784.78. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock qualifies as Tier 1 capital. Effective February 17, 2009, the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed.

First Banks allocated the total proceeds received under the TARP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million will be amortized to retained earnings on a level-yield basis over five years, consistent with management’s estimates of the life of the preferred stock.

The redemption of any issue of preferred stock requires the prior approval of the Board of Governors of the Federal Reserve System (Federal Reserve). Furthermore, the Purchase Agreement contains limitations on certain actions of First Banks, including, but not limited to, payment of dividends and redemptions and acquisitions of First Banks’ equity securities. In addition, First Banks, under its agreement with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital. In addition, First Banks agreed not to declare any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements. First Banks received the approval of the FRB to declare the regular quarterly dividends on all four classes of its preferred stock to be paid in February, March and April 2009 in accordance with the individual terms of each class of preferred stock.

Other comprehensive income of $11.1 million, $9.1 million and $6.8 million, as presented in the consolidated statements of changes in stockholders’ equity and comprehensive income, is reflected net of income tax expense of $6.9 million, $4.9 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On January 1, 2008, First Banks elected to measure servicing rights at fair value as permitted by SFAS No. 156. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $6.3 million, net of tax, which was recorded as an increase to retained earnings, as further described in Note 1 and Note 6 to the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective December 31, 2007, First Banks adopted the recognition and disclosure provisions of SFAS No. 158, which resulted in the recognition of a cumulative effect of change in accounting principle of $902,000, which was recorded as a decrease to other comprehensive income, as further described in Note 1 and Note 17 to the consolidated financial statements.

On January 1, 2007, First Banks implemented FIN 48. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to retained earnings, as further described in Note 1 and Note 13 to the consolidated financial statements.

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

Outside of normal customer relationships, no directors or officers of First Banks, no shareholders holding over 5% of First Banks’ voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationships with First Banks or its subsidiaries, other than that which arises by virtue of such position or ownership interest in First Banks or its subsidiaries, except as described in the following paragraphs.

First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks’ Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services were $33.6 million, $34.1 million and $34.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $3.8 million, $3.7 million and $4.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. In addition, First Services paid approximately $1.9 million, $1.8 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, in rental payments for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks’ Chairman and members of his immediate family, received approximately $6.2 million, $4.8 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and insurance products to customers of First Bank. First Brokerage paid approximately $216,000, $183,000 and $114,000 for the years ended December 31, 2008, 2007 and 2006, respectively, in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

First Title Guaranty LLC D/B/A First Banc Insurors (First Title), a limited liability company owned by First Banks’ Chairman and members of his immediate family prior to its merger with and into First Brokerage, effective April 2, 2007, received approximately $35,000 and $221,000 for the years ended December 31, 2007 and 2006, respectively, in commissions for insurance policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which these commissions were earned were competitively bid, and First Banks deemed the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent. In May 2006, ANB, a subsidiary of First Bank, purchased the personal and commercial insurance book of business from First Title. First Bank engaged an independent third party to perform a business valuation of the personal and commercial insurance book of business of First Title, which was determined to be approximately $270,000 and is being amortized over seven years utilizing the straight-line method.

In January 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Educational Foundation, Inc. (the Foundation), a charitable foundation established by First Banks’ Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.7 million, which was partially

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. Furthermore, First Bank contributed $3.5 million in cash to the Foundation, thereby bringing the total value of charitable contributions to the Foundation to $5.3 million for the year ended December 31, 2007. During 2006, First Bank contributed $5.0 million in cash to the Foundation. In addition, in November 2006, First Banks contributed 26,962 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.0 million to the Foundation. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.0 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $121,000. In addition, First Banks recognized a tax benefit of $522,000 associated with this transaction. There were no charitable contributions made to the Foundation during the year ended December 31, 2008.

First Banks periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that are owned by First Banks’ Chairman and members of his immediate family. First Banks utilizes these products primarily for customer and employee events and promotions, and business development functions. During the years ended December 31, 2008, 2007 and 2006, First Banks purchased products aggregating approximately $258,000, $333,000 and $376,000, respectively, from these entities.

First Bank leases certain of its in-store branch offices and automated teller machine sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks’ Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $419,000, $395,000 and $385,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In June 2005, FCA, a corporation owned by First Banks’ Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. In January and June 2007, First Bank contributed $4.0 million and $7.8 million, respectively, to SBLS LLC in the form of additional capital contributions, thereby increasing First Bank’s ownership of SBLS LLC to 76.0% and decreasing FCA’s ownership to 24.0%.

In June 2005, SBLS LLC executed a Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA (collectively, the Agreement) that provided a $50.0 million warehouse line of credit for loan funding purposes. During the first and third quarters of 2007, SBLS LLC modified the structure of the Agreement with First Bank. In September 2007, the existing loan under the Agreement was refinanced by a Promissory Note entered into between SBLS LLC and First Bank that provided a $75.0 million unsecured revolving line of credit which was subsequently renewed at maturity on September 30, 2008 with a new maturity date of September 30, 2009. Interest is payable monthly, in arrears, on the outstanding loan balances at a current rate equal to the 30-day LIBOR plus 40 basis points. The balance of advances outstanding under the Promissory Note was $66.2 million and $52.3 million at December 31, 2008 and 2007, respectively. Interest expense recorded by SBLS LLC under the Promissory Note and Agreement was $2.0 million, $3.4 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The balance of the advances under the Promissory Note and Agreement and the related interest expense recognized by SBLS LLC are eliminated for purposes of the consolidated financial statements.

On May 14, 2008, First Banks formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During the second quarter of 2008, First Bank contributed nonperforming loans and assets with a fair value of approximately $88.6 million and FCA contributed cash of $85.0 million to FB Holdings. During the third quarter of 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $35.6 million and FCA contributed cash of $30.0 million to FB Holdings. During the fourth quarter of 2008, First Bank contributed nonperforming loans and assets with a fair value of approximately $9.1 million and FCA contributed cash of $10.0 million to FB Holdings. As a result, First Bank owned 53.24% and FCA owned the remaining 46.76% of FB Holdings as of December 31, 2008. The contribution of cash by FCA is reflected as minority interest in the

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consolidated financial statements and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios.

FB Holdings entered into a Services Agreement with First Banks and First Bank effective May 30, 2008. The Services Agreement relates to various services provided to FB Holdings by First Banks and First Bank, including loan servicing and special assets services as well as various other financial, legal, accounting, human resources and property management services. Fees paid under the Services Agreement by FB Holdings to First Banks and First Bank were $128,000 and $300,000, respectively, or $428,000 in aggregate, for the year ended December 31, 2008.

On May 15, 2008, First Banks entered into a Credit Agreement with Investors of America, LP, and on August 11, 2008, First Banks entered into an Amended Credit Agreement with Investors of America, LP, as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of First Banks’ Chairman and members of his immediate family. There were no advances outstanding under the Credit Agreement at December 31, 2008. Interest expense, including commitment fees, recorded by First Banks under the Credit Agreement was $303,000 for the year ended December 31, 2008.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks were approximately $49.0 million and $57.7 million at December 31, 2008 and 2007, respectively. First Bank does not extend credit to its officers or to officers of First Banks except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

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

First Banks’ business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks’ mortgage banking, insurance, and trust, private banking and institutional money management business units. First Banks’ products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products, including small business loans and insurance premium financing loans, are available nationwide through SBLS LLC and UPAC.

The business segment results are consistent with First Banks’ internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. The business segment results are summarized as follows:

	First Bank			Corporate, Other and Intercompany Reclassifications			Consolidated Totals

	2008	2007	2006	2008	2007	2006	2008	2007	2006

	(dollars expressed in thousands)

Balance sheet information:

Investment securities	$607,443	997,486	1,439,118	15,483	21,785	25,828	622,926	1,019,271	1,464,946
Loans, net of unearned discount	8,592,975	8,886,184	7,671,768	—	—	—	8,592,975	8,886,184	7,671,768
Goodwill and other intangible assets	306,800	315,651	295,382	—	—	—	306,800	315,651	295,382
Total assets	10,756,737	10,872,602	10,120,335	26,417	29,868	42,468	10,783,154	10,902,470	10,162,803
Deposits	8,843,901	9,164,868	8,550,062	(102,381)	(15,675)	(106,976)	8,741,520	9,149,193	8,443,086
Other borrowings	575,133	409,616	398,639	—	—	—	575,133	409,616	398,639
Notes payable	—	—	—	—	39,000	65,000	—	39,000	65,000
Subordinated debentures	—	—	—	353,828	353,752	297,369	353,828	353,752	297,369
Stockholders’ equity	1,111,557	1,203,008	1,068,823	(244,585)	(360,931)	(286,053)	866,972	842,077	782,770

Income statement information:

Interest income	$591,707	696,387	641,231	900	1,169	1,204	592,607	697,556	642,435
Interest expense	227,171	289,366	234,690	22,330	27,356	30,399	249,501	316,722	265,089

Net interest income	364,536	407,021	406,541	(21,430)	(26,187)	(29,195)	343,106	380,834	377,346
Provision for loan losses	368,000	65,056	12,000	—	—	—	368,000	65,056	12,000

Net interest (loss) income after provision for loan losses	(3,464)	341,965	394,541	(21,430)	(26,187)	(29,195)	(24,894)	315,778	365,346
Noninterest income	100,285	84,980	107,927	(10,952)	(1,793)	394	89,333	83,187	108,321
Amortization of intangible assets	11,131	12,419	8,195	—	—	—	11,131	12,419	8,195
Other noninterest expense	321,775	328,224	303,817	1,638	3,709	3,553	323,413	331,933	307,370

(Loss) income before provision (benefit) for income taxes and minority interest in (loss) income of subsidiaries	(236,085)	86,302	190,456	(34,020)	(31,689)	(32,354)	(270,105)	54,613	158,102
Provision (benefit) for income taxes	21,216	16,584	63,444	(3,008)	(11,509)	(11,572)	18,208	5,075	51,872

(Loss) income before minority interest in (loss) income of subsidiaries	(257,301)	69,718	127,012	(31,012)	(20,180)	(20,782)	(288,313)	49,538	106,230
Minority interest in (loss) income of subsidiaries	(1,158)	78	(587)	—	—	—	(1,158)	78	(587)

Net (loss) income	$(256,143)	69,640	127,599	(31,012)	(20,180)	(20,782)	(287,155)	49,460	106,817

(21)	REGULATORY CAPITAL

First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, First Bank is currently required to maintain its Tier 1 capital ratio at no less than 7.00% in accordance with the provisions of its agreement recently entered into with the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements. At December 31, 2008, First Bank’s Tier 1 capital ratio of 9.75% was approximately $260.5 million over the minimum level required by the agreement.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes First Banks was well capitalized at December 31, 2008 and adequately capitalized as of December 31, 2007. Management believes First Bank was well capitalized as of December 31, 2008 and 2007. As of December 31, 2008, the most recent notification from First Banks’ primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized and adequately capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At December 31, 2008 and 2007, First Banks’ and First Bank’s required and actual capital ratios were as follows:

	Actual				For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions

	2008		2007

	Amount	Ratio	Amount	Ratio

	(dollars expressed in thousands)

Total capital (to risk-weighted assets):
First Banks	$1,148,407	12.11%	$1,008,253	9.84%	8.0%	10.0%
First Bank	1,042,948	11.01	1,023,990	10.01	8.0	10.0

Tier 1 capital (to risk-weighted assets):
First Banks	841,152	8.87	811,432	7.92	4.0	6.0
First Bank	923,318	9.75	895,571	8.75	4.0	6.0

Tier 1 capital (to average assets):
First Banks	841,152	8.04	811,432	7.99	3.0	5.0
First Bank	923,318	8.85	895,571	8.85	3.0	5.0

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. On March 16, 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of December 31, 2008, would reduce First Banks’ Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.93% and 7.19%, respectively, and would not have an impact on total capital (to risk-weighted assets).

(22)	DISTRIBUTION OF EARNINGS OF FIRST BANK

First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to First Banks. Under the most restrictive of these requirements, the payment of dividends is limited in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained for dividends exceeding these amounts. Based on the current level of earnings, permission must be obtained for any payment of dividends from First Bank to First Banks, Inc. Furthermore, First Bank, under its agreement with the MDOF and the FRB, has agreed, among other things, not to declare or pay any

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dividends or make certain other payments without the prior consent of the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements.

(23)	PARENT COMPANY ONLY FINANCIAL INFORMATION

Following are condensed balance sheets of First Banks, Inc. as of December 31, 2008 and 2007, and condensed statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006:

CONDENSED BALANCE SHEETS

	December 31,

	2008	2007

	(dollars expressed in thousands)
Assets
Cash deposited in First Bank	$102,182	14,791
Cash deposited in unaffiliated financial institutions	3,747	—

Total cash	105,929	14,791
Investment securities	15,483	21,785
Investment in subsidiaries	1,109,706	1,202,855
Advances due from CFHI	1,555	1,401
Other assets	7,191	8,216

Total assets	$1,239,864	1,249,048

Liabilities and Stockholders’ Equity
Notes payable	$—	39,000
Subordinated debentures	353,828	353,752
Accrued expenses and other liabilities	19,064	14,219

Total liabilities	372,892	406,971
Stockholders’ equity	866,972	842,077

Total liabilities and stockholders’ equity	$1,239,864	1,249,048

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2008	2007	2006

	(dollars expressed in thousands)
Income:
Dividends from subsidiaries	$55,182	45,000	70,000
Management fees from subsidiaries	32,039	34,386	35,525
(Loss) gain on available-for-sale investment securities	(10,480)	(1,286)	767
Other	1,040	1,424	2,284

Total income	77,781	79,524	108,576

Expense:
Interest	22,386	27,537	30,875
Salaries and employee benefits	19,767	23,829	25,530
Legal, examination and professional fees	3,664	2,979	3,796
Charitable contributions	55	1,905	1,068
Other	9,280	10,037	9,660

Total expense	55,152	66,287	70,929

Income before benefit for income taxes and equity in undistributed (losses) earnings of subsidiaries	22,629	13,237	37,647
Benefit for income taxes	(3,057)	(11,535)	(11,572)

Income before equity in undistributed (losses) earnings of subsidiaries	25,686	24,772	49,219
Equity in undistributed (losses) earnings of subsidiaries	(312,841)	24,688	57,598

Net (loss) income	$(287,155)	49,460	106,817

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2008	2007	2006

	(dollars expressed in thousands)

Cash flows from operating activities:
Net (loss) income	$(287,155)	49,460	106,817
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net loss (income) of subsidiaries	257,659	(69,688)	(127,598)
Dividends from subsidiaries	55,182	45,000	70,000
Decrease (increase) in advances due from SFC	—	90,000	(90,000)
Other, net	10,174	10,057	(8,973)

Net cash provided by (used in) operating activities	35,860	124,829	(49,754)

Cash flows from investing activities:
Increase in investment securities	(147)	(2,616)	(6,375)
Investment in common securities of affiliated business and statutory trusts	—	(2,322)	(4,178)
Payments from redemption of investment in common securities of affiliated business and statutory trusts	—	2,481	—
Acquisitions of subsidiaries	—	(50,749)	(85,514)
Capital contributions to subsidiaries	(200,000)	(40,000)	—
Other, net	(189)	(1,401)	(1,682)

Net cash used in investing activities	(200,336)	(94,607)	(97,749)

Cash flows from financing activities:
Advances drawn on notes payable	55,000	35,000	—
Repayments of notes payable	(94,000)	(61,000)	(35,000)
Proceeds from issuance of subordinated debentures	—	77,322	139,178
Repayments of subordinated debentures	—	(82,681)	—
Proceeds from issuance of preferred stock	295,400	—	—
Payment of preferred stock dividends	(786)	(786)	(786)

Net cash provided by (used in) financing activities	255,614	(32,145)	103,392

Net increase (decrease) in cash	91,138	(1,923)	(44,111)
Cash, beginning of year	14,791	16,714	60,825

Cash, end of year	$105,929	14,791	16,714

Noncash investing activities:
Cash paid for interest	$22,122	28,685	28,843

(24)	CONTINGENT LIABILITIES

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank’s institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks’ option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At December 31, 2008 and 2007, First Banks had not recorded a liability for the obligations

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

CFHI Securities Litigation. Prior to acquisition by First Banks, CFHI and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the Court) alleging violations of the federal securities laws, the first of which was filed with the Court on March 20, 2007 (the Securities Actions). On June 22, 2007, the Court entered an order pursuant to which the Court (i) consolidated the Securities Actions, with the matter proceeding under the docket for Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-429-T-26-EAJ and (ii) appointed Troy Ratcliff and Daniel Altenburg (the “Lead Plaintiffs”) as lead plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

Subsequent to the disposition of certain preliminary motions filed by plaintiffs and defendants, on April 2, 2008, the Lead Plaintiffs and an additional plaintiff, St. Denis J. Villere & Co., LLC, filed a second consolidated amended class action complaint (the Amended Complaint). The Amended complaint named as defendants (i) certain former officers and members of CFHI’s board of directors, (ii) the underwriters of CFHI’s October 5, 2005 public offering of common stock, and (iii) CFHI’s external auditors.

The Amended Complaint was brought on behalf of a putative class of purchasers of CFHI’s common stock between January 21, 2005 and January 22, 2007. In general, the Amended Complaint alleges that CFHI’s United States Securities and Exchange Commission (SEC) filings and public statements contained misstatements and omissions regarding its residential construction-to-permanent lending operations and, more specifically, regarding a home builder and its affiliates and also alleges that CFHI’s financial statements violated U.S. generally accepted accounting principles. The Amended Complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On August 30, 2007, the Lead Plaintiffs filed a notice with the Court voluntarily dismissing their claims against Anne V. Lee and Justin D. Locke without prejudice.

On or about February 17, 2009, CFHI and the plaintiffs entered into an agreement for the settlement of the Securities Actions. Pursuant to the agreement, CFHI and its insurer will pay an amount in settlement of the claims, and CFHI, the former officer and director defendants, and the underwriter defendants will be released and dismissed with prejudice from the action. Under the agreement, the Company’s allocation of the settlement amount is $750,000, and was recorded as other expense in the consolidated statement of operations for the year ended December 31, 2008. Among other terms and conditions, the settlement is subject to approval by the Court and will not be consummated if the Court fails to grant approval.

Other. In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings other than those discussed above. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

As further described in Note 1 to the consolidated financial statements, the Company and First Bank have entered into informal agreements with the MDOF and the FRB.

(25)	EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

On February 27, 2009, the Federal Deposit Insurance Corporation (FDIC) announced amendments to the restoration plan for the Deposit Insurance Fund to ensure the continued strength of the insurance fund by imposing a special assessment on FDIC-insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning in the second quarter of 2009. The emergency special assessment will be imposed on June 30, 2009, and will be collected on September 30, 2009. The interim rule will also permit the FDIC to impose an emergency special assessment after June 30, 2009 of up to 10 basis points, if necessary, to maintain public confidence in federal deposit insurance. The emergency special assessment, which will be recorded in the second quarter of 2009, is estimated to be approximately $17.0 million based on current deposit levels.

FIRST BANKS, INC.

QUARTERLY CONDENSED FINANCIAL DATA — UNAUDITED

	2008 Quarter Ended

	March 31	June 30	September 30	December 31

	(dollars expressed in thousands, except per share data)

Interest income	$164,304	147,753	144,297	136,253
Interest expense	74,777	60,970	58,192	55,562

Net interest income	89,527	86,783	86,105	80,691
Provision for loan losses	45,947	84,053	99,000	139,000

Net interest income (loss) after provision for loan losses	43,580	2,730	(12,895)	(58,309)
Noninterest income	33,111	18,891	18,691	18,640
Noninterest expense	83,424	84,642	83,710	82,768

Loss before (benefit) provision for income taxes and minority interest in income (loss) of subsidiaries	(6,733)	(63,021)	(77,914)	(122,437)
(Benefit) provision for income taxes	(2,005)	(23,137)	(52,799)	96,149

Loss before minority interest in income (loss) of subsidiaries	(4,728)	(39,884)	(25,115)	(218,586)
Minority interest in income (loss) of subsidiaries	145	33	(154)	(1,182)

Net loss	$(4,873)	(39,917)	(24,961)	(217,404)

Loss per common share:
Basic	$(214.26)	(1,692.61)	(1,063.24)	(9,199.35)

Diluted	$(214.26)	(1,692.61)	(1,063.24)	(9,199.35)

	2007 Quarter Ended

	March 31	June 30	September 30	December 31

	(dollars expressed in thousands, except per share data)

Interest income	$171,080	176,572	177,532	172,372
Interest expense	77,002	81,104	80,038	78,578

Net interest income	94,078	95,468	97,494	93,794
Provision for loan losses	3,500	3,417	13,503	44,636

Net interest income after provision for loan losses	90,578	92,051	83,991	49,158
Noninterest income	22,609	19,599	19,851	21,128
Noninterest expense	85,988	84,711	84,774	88,879

Income (loss) before provision (benefit) for income taxes and minority interest in income (loss) of subsidiary	27,199	26,939	19,068	(18,593)
Provision (benefit) for income taxes	9,746	9,537	6,470	(20,678)

Income before minority interest in income (loss) of subsidiary	17,453	17,402	12,598	2,085
Minority interest in income (loss) of subsidiary	70	31	74	(97)

Net income	$17,383	17,371	12,524	2,182

Earnings per common share:
Basic	$726.34	728.65	521.02	81.14

Diluted	$722.43	720.40	520.77	81.14

FIRST BANKS, INC.

INVESTOR INFORMATION

FIRST BANKS, INC. PREFERRED SECURITIES

The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol “FBSPrA.” The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2008 and 2007 are summarized as follows:

FIRST PREFERRED CAPITAL TRUST IV (ISSUE DATE – APRIL 2003) – FBSPrA

	2008		2007		Dividend Declared

	High	Low	High	Low

First quarter	$25.30	20.00	28.00	25.65	$0.509375
Second quarter	24.96	21.50	26.75	25.17	0.509375
Third quarter	24.85	12.73	25.96	24.30	0.509375
Fourth quarter	24.50	9.57	25.37	24.29	0.509375

					$2.037500

FOR INFORMATION CONCERNING FIRST BANKS, PLEASE CONTACT:

Terrance M. McCarthy	Steven F. Schepman	Lisa K. Vansickle
President and	Executive Vice President and	Senior Vice President
Chief Executive Officer	Director of Corporate Development	and Chief Financial Officer
135 North Meramec	and Business Segments	600 James S. McDonnell Blvd.
Mail Code – M1-821-014	135 North Meramec	Mail Code – M1-199-014
Clayton, Missouri 63105	Mail Code – M1-821-014	Hazelwood, Missouri 63042
Telephone – (314) 592-5000	Clayton, Missouri 63105	Telephone – (314) 592-5000
www.firstbanks.com	Telephone – (314) 592-5000	www.firstbanks.com
www.firstbanks.com

TRANSFER AGENT:

Computershare Investor Services, LLC
2 North LaSalle Street
Chicago, Illinois 60602
Telephone – (312) 588-4990
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

Date:       March 25, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures		Title	Date

/s/	James F. Dierberg	Director	March 25, 2009

James F. Dierberg

/s/	Terrance M. McCarthy	Director	March 25, 2009

Terrance M. McCarthy

/s/	Steven F. Schepman	Director	March 25, 2009

Steven F. Schepman

/s/	Allen H. Blake	Director	March 25, 2009

Allen H. Blake

/s/	James A. Cooper	Director	March 25, 2009

James A. Cooper

/s/	Gordon A. Gundaker	Director	March 25, 2009

Gordon A. Gundaker

/s/	David L. Steward	Director	March 25, 2009

David L. Steward

/s/	Douglas H. Yaeger	Director	March 25, 2009

Douglas H. Yaeger

INDEX TO EXHIBITS

Exhibit Number		Description

3.1		Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.2

Certificate of Designation of First Banks, Inc. with respect to Class C Fixed Rate Cumulative Perpetual Preferred Stock dated as of December 24, 2008 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 31, 2008).

3.3

Certificate of Designation of First Banks, Inc. with respect to Class D Fixed Rate Cumulative Perpetual Preferred Stock dated as of December 24, 2008 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated December 31, 2008).

3.4		By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 33-50576, dated September 15, 1992).

4.1

Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2

Warrant to Purchase Shares of First Banks, Inc. Class D Fixed Rate Cumulative Perpetual Preferred Stock dated as of December 31, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated December 31, 2008).

10.1

Shareholders’ Agreement by and among James F. Dierberg II and Mary W. Dierberg, Trustees under the Living Trust of James F. Dierberg II, dated July 24, 1989, Michael James Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Michael James Dierberg, dated July 24, 1989; Ellen C. Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Ellen C. Dierberg dated July 17, 1992, and First Banks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No 33-50576, dated August 6, 1992).

10.2

Comprehensive Banking System License and Service Agreement dated as of July 24, 1991, by and between the Company and FiServ CIR, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-50576, dated August 6, 1992).

10.3

AFS Customer Agreement by and between First Banks, Inc. and Advanced Financial Solutions, Inc., dated January 29, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.4

Management Services Agreement by and between First Banks, Inc. and First Bank, dated February 28, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.5

Service Agreement by and between First Services, L.P. and First Banks, Inc., dated May 1, 2004 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6

Service Agreement by and between First Services, L.P. and First Bank, dated May 1, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.7

Service Agreement by and between First Banks, Inc. and First Services, L.P., dated May 1, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8	*	First Banks, Inc. Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.9

Secured Credit Agreement ($125.0 million Revolving Credit Facility, including $10.0 million Swingline Sub-Facility and $5.0 million Letter of Credit Sub-Facility), dated as of August 8, 2007, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.10

First Amendment to the Secured Credit Agreement, dated as of February 12, 2008, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A. and Fifth Third Bank (Chicago) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2008).

10.11

Second Amendment to the Secured Credit Agreement, dated as of February 12, 2008, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, and JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 19, 2008).

10.12

Termination Agreement, dated as of May 19, 2008, by and among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, JP Morgan Chase Bank, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A. and Fifth Third Bank (Chicago) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.13

First Amended Revolving Credit Note, dated as of August 11, 2008, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.14

Stock Pledge Agreement, dated as of May 15, 2008, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.15	*

First Banks, Inc. Nonqualified Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 5.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.16

Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein, between First Banks, Inc. and the United States Department of the Treasury, dated as of December 31, 2008 (as amended by the Side Letter Agreement between First Banks, Inc. and the United States Department of the Treasury, dated as of December 31, 2008, and included herein as Exhibit 10.12) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008).

10.17

Side Letter Agreement between First Banks, Inc. and the United States Department of the Treasury, dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008).

10.18	*

Form of Omnibus Amendment Agreement executed by each of Terrance M. McCarthy, Russell L. Goldammer, Robert S. Holmes, F. Christopher McLaughlin and Lisa K. Vansickle, dated as of December 24, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008).

14.1		Code of Ethics for Principal Executive Officer and Financial Professionals, as amended – filed herewith.

21.1		Subsidiaries of the Company – filed herewith.

31.1		Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2		Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1		Section 1350 Certifications of Chief Executive Officer – filed herewith.

32.2		Section 1350 Certifications of Chief Financial Officer – filed herewith.

*	Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.