Form 10-Q
period 2009-03-31
FIRST BANKS, INC
filed 2009-05-14
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

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

☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2009

Common Stock, $250.00 par value	23,661

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.

CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	March 31, 2009	December 31, 2008

ASSETS

Cash and cash equivalents:
Cash and due from banks	$155,931	797,638
Short-term investments	268,352	44,678

Total cash and cash equivalents	424,283	842,316

Investment securities:
Available for sale	675,633	605,014
Held to maturity (fair value of $17,573 and $18,507, respectively)	16,962	17,912

Total investment securities	692,595	622,926

Loans:
Commercial, financial and agricultural	2,529,633	2,575,505
Real estate construction and development	1,460,771	1,572,212
Real estate mortgage	4,259,613	4,336,368
Consumer and installment	70,422	77,877
Loans held for sale	107,916	38,720

Total loans	8,428,355	8,600,682
Unearned discount	(6,775)	(7,707)
Allowance for loan losses	(256,551)	(220,214)

Net loans	8,165,029	8,372,761

Bank premises and equipment, net	238,241	236,528
Goodwill and other intangible assets	304,462	306,800
Bank-owned life insurance	119,171	118,825
Deferred income taxes	24,553	36,851
Other real estate	145,808	91,524
Other assets	145,591	154,623

Total assets	$10,259,733	10,783,154

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,295,701	1,241,916
Interest-bearing demand	931,608	935,805
Savings and money market	2,824,808	2,777,285
Time deposits of $100 or more	1,226,803	1,254,652
Other time deposits	2,372,416	2,531,862

Total deposits	8,651,336	8,741,520
Other borrowings	254,538	575,133
Subordinated debentures	353,847	353,828
Deferred income taxes	33,267	45,565
Accrued expenses and other liabilities	63,943	70,753

Total liabilities	9,356,931	9,786,799

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	278,870	278,057
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	9,685	9,685
Retained earnings	444,287	536,714
Accumulated other comprehensive income	6,250	6,195

Total First Banks, Inc. stockholders’ equity	775,413	866,972

Noncontrolling interest in subsidiaries	127,389	129,383

Total stockholders’ equity	902,802	996,355

Total liabilities and stockholders’ equity	$10,259,733	10,783,154

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended March 31,

	2009	2008

Interest income:
Interest and fees on loans	$111,552	152,722
Investment securities	7,477	11,420
Short-term investments	510	162

Total interest income	119,539	164,304

Interest expense:
Deposits:
Interest-bearing demand	453	2,032
Savings and money market	10,255	17,527
Time deposits of $100 or more	10,476	16,769
Other time deposits	20,053	27,787
Other borrowings	2,341	3,928
Notes payable	19	569
Subordinated debentures	4,506	6,165

Total interest expense	48,103	74,777

Net interest income	71,436	89,527
Provision for loan losses	108,000	45,947

Net interest (loss) income after provision for loan losses	(36,564)	43,580

Noninterest income:
Service charges on deposit accounts and customer service fees	13,171	12,102
Gain on loans sold and held for sale	4,113	1,680
Net gain on investment securities	532	1,161
Bank-owned life insurance investment income	366	973
Investment management income	527	1,356
Insurance fee and commission income	2,242	1,974
Net gain on derivative instruments	401	3,432
Decrease in fair value of servicing rights	(1,985)	(1,759)
Loan servicing fees	2,248	2,131
Gain on extinguishment of term repurchase agreement	—	5,000
Other	3,885	5,061

Total noninterest income	25,500	33,111

Noninterest expense:
Salaries and employee benefits	32,728	40,570
Occupancy, net of rental income	9,651	9,945
Furniture and equipment	5,224	5,429
Postage, printing and supplies	1,352	1,646
Information technology fees	8,229	9,339
Legal, examination and professional fees	4,117	2,814
Amortization of intangible assets	2,338	2,776
Advertising and business development	973	1,464
FDIC insurance	4,094	947
Expenses on other real estate	4,519	620
Other	7,625	7,874

Total noninterest expense	80,850	83,424

Loss before benefit for income taxes	(91,914)	(6,733)
Benefit for income taxes	(514)	(2,005)

Net loss	(91,400)	(4,728)
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(1,994)	145

Net loss attributable to First Banks, Inc.	$(89,406)	$(4,873)

Net loss available to common stockholders	$(94,440)	(5,069)

Basic loss per common share	$(3,991.40)	(214.26)

Diluted loss per common share	$(3,991.40)	(214.26)

Weighted average shares of common stock outstanding	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

Three Months Ended March 31, 2009 and Year Ended December 31, 2008
(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 31, 2007	$13,063	5,915	9,685	818,343	(4,929)	5,544	847,621

Comprehensive loss:
Net loss	—	—	—	(287,155)	—	(1,158)	(288,313)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	6,043	—	6,043
Reclassification adjustment for investment securities losses included in net loss, net of tax	—	—	—	—	5,694	—	5,694
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	1,745	—	1,745
Reclassification adjustment for establishment of deferred tax asset valuation allowance on derivatives	—	—	—	—	(1,707)	—	(1,707)
Pension liability adjustment, net of tax	—	—	—	—	(651)	—	(651)

Total comprehensive loss							(277,189)

Change in noncontrolling interest ownership	—	—	—	—	—	124,997	124,997
Cumulative effect of change in accounting principle	—	—	—	6,312	—	—	6,312
Issuance of Class C Preferred Stock	278,057	—	—	—	—	—	278,057
Issuance of Class D Preferred Stock	17,343	—	—	—	—	—	17,343
Preferred stock dividends declared	—	—	—	(786)	—	—	(786)

Balance, December 31, 2008	308,463	5,915	9,685	536,714	6,195	129,383	996,355

Comprehensive loss:
Net loss	—	—	—	(89,406)	—	(1,994)	(91,400)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	3,613	—	3,613
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(346)	—	(346)
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	—	—	—	—	(257)	—	(257)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(2,840)	—	(2,840)
Reclassification adjustment for deferred tax asset valuation allowance on derivatives	—	—	—	—	(151)	—	(151)
Amortization of net loss related to pension plan, net of tax	—	—	—	—	36	—	36

Total comprehensive loss							(91,345)

Accretion of discount on preferred stock	813	—	—	(813)	—	—	—
Preferred stock dividends declared	—	—	—	(2,208)	—	—	(2,208)

Balance, March 31, 2009	$309,276	5,915	9,685	444,287	6,250	127,389	902,802

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(89,406)	(4,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of bank premises and equipment	5,977	6,145
Amortization of intangible assets	2,338	2,776
Originations of loans held for sale	(172,242)	(58,190)
Proceeds from sales of loans held for sale	107,867	55,233
Payments received on loans held for sale	635	9,326
Provision for loan losses	108,000	45,947
(Benefit) provision for current income taxes	(17,486)	3,876
Benefit for deferred income taxes	(20,623)	(5,881)
Increase in deferred tax asset valuation allowance	37,595	—
Decrease in accrued interest receivable	2,497	11,935
Decrease in accrued interest payable	(2,254)	(3,499)
Gain on loans sold and held for sale	(4,113)	(1,680)
Net gain on investment securities	(532)	(1,161)
Net gain on derivative instruments	(401)	(3,432)
Decrease in fair value of servicing rights	1,985	1,759
Gain on extinguishment of term repurchase agreement	—	(5,000)
Other operating activities, net	1,763	5,471
Net (loss) income attributable to noncontrolling interest in subsidiaries	(1,994)	145

Net cash (used in) provided by operating activities	(40,394)	58,897

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	20,616	82,377
Maturities of investment securities available for sale	39,706	138,190
Maturities of investment securities held to maturity	944	453
Purchases of investment securities available for sale	(125,244)	(14,362)
Net decrease (increase) in loans	97,780	(173,896)
Recoveries of loans previously charged-off	3,151	2,185
Purchases of bank premises and equipment	(7,846)	(7,106)
Net proceeds from sales of other real estate owned	5,460	2,061
Other investing activities, net	781	(937)

Net cash provided by investing activities	35,348	28,965

Cash flows from financing activities:
Increase in demand, savings and money market deposits	97,111	93,113
Decrease in time deposits	(187,295)	(330,440)
Decrease in Federal Reserve Bank advances	(100,000)	—
(Decrease) increase in Federal Home Loan Bank advances	(200,017)	199,957
Decrease in federal funds purchased	—	(69,500)
(Decrease) increase in securities sold under agreements to repurchase	(20,578)	8,898
Advances drawn on notes payable	—	25,000
Repayments of notes payable	—	(6,000)
Payment of preferred stock dividends	(2,208)	(196)

Net cash used in financing activities	(412,987)	(79,168)

Net (decrease) increase in cash and cash equivalents	(418,033)	8,694
Cash and cash equivalents, beginning of period	842,316	231,675

Cash and cash equivalents, end of period	$424,283	240,369

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$50,357	79,469
Income taxes	(25)	(4,013)

Noncash investing and financing activities:
Cumulative effect of change in accounting principle	$—	6,312
Loans transferred to other real estate	65,295	4,733

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2008 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below, and in Note 5 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2008 amounts have been made to conform to the 2009 presentation.

First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and its wholly owned subsidiary holding company, Coast Financial Holdings, Inc. (CFHI), headquartered in Bradenton, Florida.

Prior to First Banks’ acquisition of CFHI in November 2007, First Bank, headquartered in St. Louis, Missouri, was a wholly owned banking subsidiary of SFC. In November 2007, First Banks completed its acquisition of CFHI and its wholly owned banking subsidiary, Coast Bank of Florida (Coast Bank). The issued and outstanding shares of common stock of Coast Bank were exchanged for newly issued and outstanding shares of non-voting Series B common stock of First Bank, and Coast Bank was merged with and into First Bank. As a result, SFC is the owner of 100% of the voting Series A outstanding shares of common stock of First Bank and CFHI is the owner of 100% of the non-voting Series B outstanding shares of common stock of First Bank. Thus, First Bank is 96.82% owned by SFC and 3.18% owned by CFHI.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (ANB); Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); Small Business Loan Source LLC (SBLS LLC) and FB Holdings, LLC (FB Holdings). All of the subsidiaries are wholly owned as of March 31, 2009, except SBLS LLC, which was 82.55% owned by First Bank and 17.45% owned by First Capital America, Inc. (FCA), and FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by FCA, as further described in Note 5 and Note 15 to the consolidated financial statements. SBLS LLC and FB Holdings are included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net (loss) income attributable to noncontrolling interest in subsidiaries” in the consolidated statements of operations, as further discussed below.

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

Under the terms of the Memorandum of Understanding with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to declare any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB. The Company received the approval of the FRB to declare the regular quarterly dividends on its preferred stock to be paid in May and June 2009 and to pay its regular quarterly interest payments on its outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in June and July 2009. However, First Banks is not able to predict whether the FRB will approve future payment requests.

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 6 to the consolidated financial statements, at March 31, 2009, First Bank’s Tier 1 capital ratio was 9.15%, or approximately $199.3 million over the minimum level required by the agreement.

The Company and First Bank were in full compliance with all provisions of the respective informal agreements as of March 31, 2009 and December 31, 2008, and are committed to ensuring that the requirements of the agreements are met in a timely manner.

Significant Accounting Policies. On January 1, 2009, First Banks implemented Statement of Financial Accounting Standards (SFAS) No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The implementation of SFAS No. 160 on January 1, 2009 resulted in the noncontrolling interest in subsidiaries of $129.4 million being reclassified from a liability to a component of stockholders’ equity in the consolidated balance sheets.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(dollars expressed in thousands)

Amortized intangible assets:
Core deposit intangibles (1)	$41,410	(22,643)	53,916	(33,251)
Customer list intangibles	23,320	(4,276)	23,320	(3,903)
Other intangibles	2,385	(1,762)	2,385	(1,695)

Total	$67,115	(28,681)	79,621	(38,849)

Unamortized intangible assets:
Goodwill	$266,028		266,028

(1)

The gross carrying amount and accumulated amortization for core deposit intangibles at March 31, 2009 have been reduced by $12.5 million related to core deposit intangibles associated with certain acquisitions that became fully amortized in December 2008.

Amortization of intangible assets was $2.3 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and other intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

(dollars expressed in thousands)
Year ending December 31:
2009 remaining	$6,942
2010	8,852
2011	6,674
2012	2,459
2013	1,524
2014	1,473
Thereafter	10,510

Total	$38,434

Changes in the carrying amount of goodwill for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)

Balance, beginning of period	$266,028	263,747
Acquisition-related adjustments (1)	—	632

Balance, end of period	$266,028	264,379

(1)

Acquisition-related adjustments include additional purchase accounting adjustments for prior years’ acquisitions necessary to appropriately adjust preliminary goodwill recorded at the time of the acquisition, which was based upon current estimates available at that time, to reflect the receipt of additional valuation data. Acquisition-related adjustments recorded in 2008 pertain to the acquisition of CFHI in November 2007.

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

(3)	SERVICING RIGHTS

Mortgage Banking Activities. At March 31, 2009 and December 31, 2008, First Banks serviced mortgage loans for others totaling $1.06 billion and $1.09 billion, respectively. Changes in mortgage servicing rights for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)

Balance, beginning of period	$7,418	5,290
Re-measurement to fair value upon election to measure servicing rights at fair value under SFAS No. 156	—	9,538
Originated mortgage servicing rights	1,142	675
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	184	(684)
Other changes in fair value (2)	(903)	(650)

Balance, end of period	$7,841	14,169

(1)

The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At March 31, 2009 and December 31, 2008, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $218.4 million and $221.5 million, respectively. Changes in SBA servicing rights for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)

Balance, beginning of period	$8,963	7,468
Re-measurement to fair value upon election to measure servicing rights at fair value under SFAS No. 156	—	905
Originated SBA servicing rights	208	1,362
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(1,239)	(119)
Other changes in fair value (2)	(27)	(306)

Balance, end of period	$7,905	9,310

(1)

The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

(4)	LOSS PER COMMON SHARE

The following is a reconciliation of basic and diluted loss per share (EPS) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

	(dollars in thousands, except share and per share data)
Basic:
Net loss attributable to First Banks	$(89,406)	(4,873)
Preferred stock dividends declared and undeclared	(4,221)	(196)
Accretion of discount on preferred stock	(813)	—

Net loss available to First Banks common stockholders	$(94,440)	(5,069)

Weighted average shares of common stock outstanding	23,661	23,661

Basis loss per common share	$(3,991.40)	(214.26)

Diluted:
Net loss available to First Banks common stockholders	$(94,440)	(5,069)
Effect of dilutive securities:
Class A convertible preferred stock	—	—

Diluted EPS – net loss available to First Banks common stockholders	$(94,440)	(5,069)

Weighted average shares of common stock outstanding	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—

Weighted average diluted shares of common stock outstanding	23,661	23,661

Diluted loss per common share	$(3,991.40)	(214.26)

(5)	TRANSACTIONS WITH RELATED PARTIES

First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks’ Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services were $7.8 million and $8.6 million for the three months ended March 31, 2009 and 2008, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $777,000 and $1.1 million during the three months ended March 31, 2009 and 2008, respectively. In addition, First Services paid approximately $464,000 for the three months ended March 31, 2009 and 2008 in rental payments for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks’ Chairman and members of his immediate family, received approximately $1.6 million and $1.7 million for the three months ended March 31, 2009 and 2008, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $60,000 and $45,000 for the three months ended March 31, 2009 and 2008, respectively, in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks’ Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $108,000 and $99,000 for the three months ended March 31, 2009 and 2008, respectively.

In June 2005, FCA, a corporation owned by First Banks’ Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. In January and June 2007, First Bank contributed $4.0 million and $7.8 million, respectively, to SBLS LLC in the form of additional capital contributions, thereby increasing First Bank’s ownership of SBLS LLC to 76.0% and decreasing FCA’s ownership to 24.0%. On March 31, 2009, First Bank contributed $5.0 million to SBLS LLC in the form of an additional capital contribution, thereby increasing First Bank’s ownership of SBLS LLC to 82.55% and decreasing FCA’s ownership to 17.45%. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its ownership interest in SBLS LLC to First Bank, as further described in Note 15 to the consolidated financial statements.

In September 2008, SBLS LLC executed a Promissory Note with First Bank that provided a $75.0 million unsecured revolving line of credit with a maturity date of September 30, 2009. This Promissory Note renewed the existing promissory note that matured on September 30, 2008. Interest was payable monthly in arrears on the outstanding loan balance at a current rate equal to the 30-day London Interbank Offered Rate plus 40 basis points. On January 1, 2009, SBLS LLC executed an Amended Promissory Note with First Bank, which modified the interest payable monthly in arrears on the outstanding loan balance to a current rate equal to the First Bank internal Commercial Cost of Funds Rate, which was 3.84% for the three months ended March 31, 2009. The balance of advances under the respective agreements was $67.7 million and $66.2 million at March 31, 2009 and December 31, 2008, respectively. Interest expense recorded by SBLS LLC under the respective agreements was $671,000 and $561,000 for the three months ended March 31, 2009 and 2008, respectively. The balance of the advances and the related interest expense recognized by SBLS LLC are eliminated for purposes of the consolidated financial statements.

In May 2008, First Banks formed FB Holdings, a limited liability company organized in the State of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million, and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of March 31, 2009. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios under existing regulatory guidelines.

FB Holdings entered into a Services Agreement with First Banks and First Bank effective May 30, 2008. The Services Agreement relates to various services provided to FB Holdings by First Banks and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $185,000 for the three months ended March 31, 2009.

On May 15, 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership (Investors of America, LP), as amended on August 11, 2008 (the Credit Agreement). Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of First Banks’ Chairman and members of his immediate family. There were no advances outstanding under the Credit Agreement at March 31, 2009 and December 31, 2008. Interest expense, comprised of commitment fees, recorded by First Banks under the Credit Agreement was $19,000 for the three months ended March 31, 2009.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $45.2 million and $49.0 million at March 31, 2009 and December 31, 2008, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

(6) REGULATORY CAPITAL

First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, First Bank is currently required to maintain its Tier 1 capital ratio at no less than 7.00% in accordance with the provisions of its agreement entered into with the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements and under “Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Regulatory Matters.” At March 31, 2009, First Bank’s Tier 1 capital ratio of 9.15% was approximately $199.3 million over the minimum level required by the agreement.

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2009, First Banks and First Bank were well capitalized. As of March 31, 2009, the most recent notification from First Banks’ primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At March 31, 2009 and December 31, 2008, First Banks’ and First Bank’s required and actual capital ratios were as follows:

	Actual				For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions

	March 31, 2009		December 31, 2008

	Amount	Ratio	Amount	Ratio

	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks	$1,054,533	11.37%	$1,148,407	12.11%	8.0%	10.0%
First Bank	965,479	10.42	1,042,948	11.01	8.0	10.0

Tier 1 capital (to risk-weighted assets):
First Banks	720,824	7.77	841,152	8.87	4.0	6.0
First Bank	847,901	9.15	923,318	9.75	4.0	6.0

Tier 1 capital (to average assets):
First Banks	720,824	7.01	841,152	8.04	3.0	5.0
First Bank	847,901	8.27	923,318	8.85	3.0	5.0

In March 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. On March 16, 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of March 31, 2009, would reduce First Banks’ Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 6.81% and 6.15%, respectively, and would not have an impact on total capital (to risk-weighted assets). The final rules that will be effective in March 2011, if implemented as of March 31, 2009, would not have an impact on First Bank’s regulatory capital ratios.

First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to First Banks. Under the most restrictive of these requirements, the payment of dividends is limited in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained for dividends exceeding these amounts. Based on the current level of earnings, permission must be obtained for any payment of dividends from First Bank to First Banks, Inc. Furthermore, First Bank, under its agreement with the MDOF and the FRB, has agreed, among other things, not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements.

(7)	BUSINESS SEGMENT RESULTS

First Banks’ business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks’ mortgage banking, insurance, and trust, private banking and institutional money management business units. First Banks’ products and services are offered to customers primarily within its respective geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

The business segment results are consistent with First Banks’ internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals

	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

	(dollars expressed in thousands)
Balance sheet information:

Investment securities	$677,846	607,443	14,749	15,483	692,595	622,926
Loans, net of unearned discount	8,421,580	8,592,975	—	—	8,421,580	8,592,975
Goodwill and other intangible assets	304,462	306,800	—	—	304,462	306,800
Total assets	10,234,781	10,756,737	24,952	26,417	10,259,733	10,783,154
Deposits	8,734,694	8,843,901	(83,358)	(102,381)	8,651,336	8,741,520
Other borrowings	254,538	575,133	—	—	254,538	575,133
Subordinated debentures	—	—	353,847	353,828	353,847	353,828
Total stockholders’ equity	1,164,456	1,240,940	(261,654)	(244,585)	902,802	996,355

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,

	2009	2008	2009	2008	2009	2008

	(dollars expressed in thousands)
Income statement information:

Interest income	$119,416	164,048	123	256	119,539	164,304
Interest expense	43,677	68,060	4,426	6,717	48,103	74,777

Net interest income	75,739	95,988	(4,303)	(6,461)	71,436	89,527
Provision for loan losses	108,000	45,947	—	—	108,000	45,947

Net interest (loss) income after provision for loan losses	(32,261)	50,041	(4,303)	(6,461)	(36,564)	43,580

Noninterest income	25,498	33,297	2	(186)	25,500	33,111
Amortization of intangible assets	2,338	2,776	—	—	2,338	2,776
Other noninterest expense	79,071	78,491	(559)	2,157	78,512	80,648

(Loss) income before (benefit) provision for income taxes	(88,172)	2,071	(3,742)	(8,804)	(91,914)	(6,733)
(Benefit) provision for income taxes	(467)	1,087	(47)	(3,092)	(514)	(2,005)

Net (loss) income	(87,705)	984	(3,695)	(5,712)	(91,400)	(4,728)
Net (loss) income attributable to noncontrolling interest in subsidiaries	(1,994)	145	—	—	(1,994)	145

Net (loss) income attributable to First Banks, Inc.	$(85,711)	839	(3,695)	(5,712)	(89,406)	(4,873)

(8)	OTHER BORROWINGS

Other borrowings were comprised of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

	(dollars expressed in thousands)
Securities sold under agreements to repurchase:
Daily	$133,845	154,423
Term	120,000	120,000
FRB borrowings (1)	—	100,000
FHLB advances (2)	693	200,710

Total	$254,538	575,133

(1)

In November 2008, First Bank entered into a $100.0 million borrowing with the FRB upon termination of a $100.0 million FHLB advance, and subsequently renewed the borrowing at maturity in December 2008 at a fixed interest rate of 0.42%. First Bank repaid this borrowing upon maturity in February 2009.

(2)

In January 2008, First Bank entered into a $100.0 million Federal Home Loan Bank (FHLB) advance that was scheduled to mature in July 2009 at a fixed interest rate of 2.53%. In March 2009, First Bank prepaid this $100.0 million FHLB advance and incurred a prepayment penalty of $357,000. The prepayment penalty was recorded as interest expense on other borrowings in the consolidated statements of operations. In July 2008, First Bank entered into a $100.0 million FHLB advance at a fixed interest rate of 2.92%. First Bank repaid this advance upon maturity in February 2009. In April 2009, First Bank entered into two $100.0 million FHLB advances that mature in April 2010 and April 2011 at fixed interest rates of 1.69% and 1.77%, respectively.

The maturity date, par amount, interest rate and interest rate floor strike price on First Bank’s term repurchase agreement as of March 31, 2009 and December 31, 2008 were as follows:

Maturity Date	Par Amount	Interest Rate	Interest Rate Floor Strike Price

	(dollars expressed in thousands)
April 12, 2012 (1)	$120,000	3.36%	—

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

(9)	SUBORDINATED DEBENTURES

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks’ distributions accrued on the subordinated debentures were $4.1 million and $6.1 million for the three months ended March 31, 2009 and 2008, respectively, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks’ capital base.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at March 31, 2009 and December 31, 2008 were as follows:

Name of Trust	Issuance Date	Maturity Date	Call Date (1)	Interest Rate (2)		Trust Preferred Securities	Subordinated Debentures

Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	+ 205.0 bp		$20,000	$20,619
Royal Oaks Capital Trust I	October 2004	January 7, 2035	January 7, 2010	+ 240.0 bp		4,000	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	+ 218.0 bp		40,000	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	+ 142.0 bp		40,000	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	+ 145.0 bp		20,000	20,619
First Bank Statutory Trust VI	June 2006	July 7, 2036	July 7, 2011	+ 165.0 bp	(3a)	25,000	25,774
First Bank Statutory Trust VII	December 2006	December 15, 2036	December 15, 2011	+ 185.0 bp	(3b)	50,000	51,547
First Bank Statutory Trust VIII	February 2007	March 30, 2037	March 30, 2012	+ 161.0 bp	(3c)	25,000	25,774
First Bank Statutory Trust X	August 2007	September 15, 2037	September 15, 2012	+ 230.0 bp		15,000	15,464
First Bank Statutory Trust IX	September 2007	December 15, 2037	December 15, 2012	+ 225.0 bp	(3d)	25,000	25,774
First Bank Statutory Trust XI	September 2007	December 15, 2037	December 15, 2012	+ 285.0 bp		10,000	10,310

Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%		25,000	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%		46,000	47,423

(1)	The subordinated debentures are callable at the option of First Banks on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
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

Under its Memorandum of Understanding with the FRB, First Banks agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. First Banks also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements. The Company received the approval of the FRB to make its regular quarterly interest payments in June and July 2009 on its outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities. However, First Banks is not able to predict whether the FRB will approve future payment requests.

(10)	STOCKHOLDERS’ EQUITY

There is no established public trading market for First Banks’ common stock. Various trusts, which were established by and are administered by and for the benefit of First Banks’ Chairman of the Board and members of his immediate family, own all of the voting stock of First Banks.

First Banks has four classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annualized dividend rate for the Class A preferred stock and the Class B preferred stock is 6.0% and 7.0%, respectively, for the three months ended March 31, 2009.

On December 31, 2008, First Banks issued 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock

(Class D Preferred Stock) to the United States Department of the Treasury (U.S. Treasury) in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (TARP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% thereafter, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed.

First Banks allocated the total proceeds received under the TARP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years, consistent with management’s estimates of the life of the preferred stock. Accretion of the discount on the Class C Preferred Stock was $813,000 for the three months ended March 31, 2009.

The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. Furthermore, the agreement that First Banks entered into with the U.S. Treasury associated with the issuance of the Class C and D Preferred Stock contains limitations on certain actions of First Banks, including, but not limited to, payment of dividends and redemptions and acquisitions of First Banks’ equity securities. In addition, First Banks, under its Memorandum of Understanding with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital. In addition, First Banks agreed not to declare any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements. First Banks received the approval of the FRB to declare the regular quarterly dividends on all four classes of its preferred stock to be paid in May and June 2009 in accordance with the individual terms of each class of preferred stock. However, First Banks is not able to predict whether the FRB will approve future dividend requests.

On January 1, 2009, First Banks implemented SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which resulted in the reclassification of noncontrolling interest in subsidiaries of $129.4 million from a liability to a component of stockholders’ equity in the consolidated balance sheets, as further described in Note 1 to the consolidated financial statements.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)

Net loss	$(91,400)	(4,728)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	3,613	13,050
Reclassification adjustment for investment securities gains included in net loss, net of tax	(346)	(754)
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	(257)	—
Change in unrealized gains on derivative instruments, net of tax	(2,840)	5,320
Reclassification adjustment for deferred tax asset valuation allowance on derivatives	(151)	—
Amortization of net loss related to pension plan, net of tax	36	—

Comprehensive (loss) income	(91,345)	12,888
Comprehensive (loss) income attributable to noncontrolling interest in subsidiaries	(1,994)	145

Comprehensive (loss) income attributable to First Banks, Inc.	$(89,351)	12,743

(11)	INCOME TAXES

The realization of First Banks’ net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. First Banks recorded a full valuation allowance against its net deferred tax assets at December 31, 2008. The deferred tax asset valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company is required to assess whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. Pursuant to SFAS No. 109, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of such deferred tax asset valuation allowance.

A summary of First Banks’ deferred tax assets and deferred tax liabilities at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008

	(dollars expressed in thousands)

Gross deferred tax assets	$222,607	196,903
Valuation allowance	(198,054)	(160,052)

Deferred tax assets, net of valuation allowance	24,553	36,851

Deferred tax liabilities	33,267	45,565

Net deferred tax liabilities	$(8,714)	(8,714)

The Company’s valuation allowance was $198.1 million and $160.1 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, for federal income tax purposes, First Banks had net operating loss carryforwards of approximately $155.7 million and $105.8 million, respectively.

At March 31, 2009 and December 31, 2008, First Banks’ liability for uncertain tax positions, excluding interest and penalties, was $3.4 million and $3.3 million, respectively. At March 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that would affect the effective income tax rate was $1.6 million. During the three months ended March 31, 2009, First Banks recorded additional liabilities for unrecognized tax benefits of $69,000 that, if recognized, would decrease the provision for income taxes by $69,000.

It is First Banks’ policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At March 31, 2009 and December 31, 2008, interest accrued for unrecognized tax positions was $1.1 million and $1.0 million, respectively. The Company increased its interest expense by $63,000 and $151,000 during the three months ended March 31, 2009 and 2008, respectively. There were no penalties for unrecognized tax positions accrued at March 31, 2009 and December 31, 2008, nor did First Banks recognize any expense for penalties during the three months ended March 31, 2009 and 2008.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of March 31, 2009 could decrease by approximately $1.9 million during the remainder of the year, as a result of the lapse of statutes of limitations and potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes is estimated to be approximately $676,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

First Banks files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. First Banks’ federal income tax returns through 2004 have been examined by the Internal Revenue Service (IRS) and except for changes reflected in the protective filing of the 2004 federal income tax return, there are no open issues for years prior to 2005. Currently, the IRS is examining First Bank’s federal income tax returns for the years 2005 and 2008. These years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses. The Company has recorded a tax benefit only for those positions that meet the “more likely than not” standard. First Banks’ current estimate of the resolution of various state examinations, none of which are in process, is reflected in accrued income taxes; however, final settlement of the examinations or changes in First Banks’ estimate may result in future income tax expense or benefit.

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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are reflected in the following table:

	Fair Value Measurements

	March 31, 2009

	Level 1	Level 2	Level 3	Fair Value

	(dollars expressed in thousands)

Assets:
Available-for-sale investment securities	$5,594	670,039	—	675,633
Mortgage loans held for sale	—	85,558	—	85,558
Derivative instruments	—	828	—	828
Servicing rights	—	—	15,746	15,746

Total	$5,594	756,425	15,746	777,765

Liabilities:
Derivative instruments	$—	5,893	—	5,893
Nonqualified deferred compensation plan	7,075	—	—	7,075

Total	$7,075	5,893	—	12,968

The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended March 31, 2009 and 2008:

	Servicing Rights

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)

Balance, beginning of period	$16,381	12,758
Impact of election to measure servicing rights at fair value under SFAS No. 156	—	10,443
Total gains or losses (realized/unrealized):
Included in earnings (1)	(1,985)	(1,759)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	1,350	2,037
Transfers in and/or out of level 3	—	—

Balance, end of period	$15,746	23,479

(1) Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis. From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2009 are reflected in the following table:

	Fair Value Measurements

	March 31, 2009

	Level 1	Level 2	Level 3	Fair Value

	(dollars expressed in thousands)

Assets:
Loans held for sale	$—	22,358	—	22,358
Impaired loans	—	—	402,725	402,725

Total	$—	22,358	402,725	425,083

Non-Financial Assets and Non-Financial Liabilities. Certain non-financial assets measured at fair value on a non-recurring basis include other real estate (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

During the first quarter of 2009, certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $65.3 million during the three months ended March 31, 2009. In addition to other real estate measured at fair value upon initial recognition, First Banks recorded write-downs to the balance of other real estate of $613,000 to noninterest expense for the three months ended March 31, 2009. Other real estate was $145.8 million at March 31, 2009.

(13)	DERIVATIVE FINANCIAL INSTRUMENTS

First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the re-pricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009		December 31, 2008

	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure

	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures	$125,000	—	125,000	—
Customer interest rate swap agreements	62,355	—	16,000	—
Interest rate lock commitments	99,700	1,915	48,700	831
Forward commitments to sell mortgage-backed securities	156,200	—	40,300	—

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks’ credit exposure through its use of these instruments. The credit exposure represents the loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. At March 31, 2009 and December 31, 2008, First Banks had pledged cash of $4.1 million and $3.7 million, respectively, as collateral in connection with its interest rate swap agreements on subordinated debentures.

Cash Flow Hedges – Subordinated Debentures. First Banks has entered into four interest rate swap agreements, which have been designated as cash flow hedges, with the objective of stabilizing long-term cost of capital and cash flow, and accordingly, net interest expense on subordinated debentures to the respective call dates of certain subordinated debentures. These swap agreements provide for First Banks to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate (LIBOR) plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis.

The amount receivable by First Banks under these swap agreements was $274,000 and $528,000 at March 31, 2009 and December 31, 2008, respectively, and the amount payable by First Banks under these swap agreements was $434,000 and $451,000 at March 31, 2009 and December 31, 2008, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks’ interest rate swap agreements designated as cash flow hedges on certain subordinated debentures as of March 31, 2009 and December 31, 2008 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value

	(dollars expressed in thousands)

March 31, 2009:
July 7, 2011	$25,000	4.40%	2.74%	$(843)
December 15, 2011	50,000	4.91	3.17	(2,032)
March 30, 2012	25,000	4.71	2.84	(1,083)
December 15, 2012	25,000	5.57	3.57	(1,349)

	$125,000	4.90	3.10	$(5,307)

December 31, 2008:
July 7, 2011	$25,000	4.40%	6.40%	$(575)
December 15, 2011	50,000	4.91	3.85	(1,945)
March 30, 2012	25,000	4.71	3.08	(1,048)
December 15, 2012	25,000	5.57	4.25	(1,308)

	$125,000	4.90	4.29	$(4,876)

Cash Flow Hedges – Loans. First Banks entered into the following interest rate swap agreements, which have been designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

➢

In September 2006, First Banks entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets were certain variable rate loans within First Banks’ commercial loan portfolio. The swap agreements provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. In December 2008, First Banks terminated these swap agreements. The pre-tax gain of $20.8 million, in aggregate, is being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010.

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. First Banks did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges in the consolidated statements of operations for the three months ended March 31, 2009 and 2008. The net cash flows on these interest rate swap agreements are recorded as an adjustment to interest income or interest expense of the related asset or liability being hedged.

Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreements at March 31, 2009 and December 31, 2008 was $62.4 million and $16.0 million, respectively.

Interest Rate Floor Agreements. In September 2005, First Bank entered into a $100.0 million notional amount three-year interest rate floor agreement in conjunction with its interest rate risk management program. The interest rate floor agreement provided for First Bank to receive a quarterly fixed rate of interest of 5.00% should the three-month LIBOR equal or fall below the strike price of 2.00%. In August 2006, First Bank entered into a $200.0 million notional amount three-year interest rate floor agreement in conjunction with the restructuring of one of First Bank’s $100.0 million term repurchase agreements, as further described below, to further stabilize net interest income in the event of a declining rate scenario. The interest rate floor agreement provided for First Bank to receive a quarterly adjustable rate of interest equivalent to the differential between the strike price of 4.00% and the three-month LIBOR should the three-month LIBOR equal or fall below the strike price. In May 2008, First Bank terminated its interest rate floor agreements to modify its overall hedge position in accordance with its interest rate risk management program, and did not incur any gains or losses in conjunction with the termination of these interest rate floor agreements. Changes in the fair value of interest rate floor agreements are recognized in noninterest income.

Interest Rate Floor Agreements Embedded in Term Repurchase Agreements. First Bank has a term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 8 to the consolidated financial statements. The underlying securities associated with the term repurchase agreement are agency collateralized mortgage obligation securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreement was entered into with the objective of stabilizing net interest income over time, further protecting the net interest margin against changes in interest rates and providing funding for security purchases. The term repurchase agreement had a borrowing amount of $100.0 million, a maturity date of October 12, 2010, and contained an embedded interest rate floor agreement which was terminated in 2008. The interest rate floor agreement included within the term repurchase agreement represented an embedded derivative instrument which, in accordance with existing accounting literature governing derivative instruments, was not required to be separated from the term repurchase agreement and accounted for separately as a derivative financial instrument. As such, the term repurchase agreement is reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of operations. In March 2008, First Bank restructured its existing $100.0 million term repurchase agreement. The primary modifications were to: (a) increase the borrowing amount from $100.0 million to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate tied to LIBOR to a fixed rate of 3.36%; and (d) terminate the embedded interest rate floor agreement contained within the term repurchase agreement. These modifications resulted in a pre-tax gain of $5.0 million, which is reflected in noninterest income in the consolidated statements of operations.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in June 2009. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $1.9 million and $831,000 at March 31, 2009 and December 31, 2008, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $1.7 million and $325,000 at March 31, 2009 and December 31, 2008, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income.

The following table summarizes derivative financial instruments held by First Banks, their estimated fair values and their location in the consolidated balance sheets at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008

	Balance Sheet Location	Fair Value Gain (Loss)	Balance Sheet Location	Fair Value Gain (Loss)

	(dollars expressed in thousands)

Derivative financial instruments designated as hedging instruments under SFAS No. 133:

Cash flow hedges – subordinated debentures	Other liabilities	$(5,307)	Other liabilities	(4,876)

Derivative financial instruments not designated as hedging instruments under SFAS No. 133:

Customer interest rate swap agreements	Other assets	$586	Other assets	76
Interest rate lock commitments	Other assets	1,915	Other assets	831
Forward commitments to sell mortgage-backed securities	Other assets	(1,673)	Other assets	(325)

Total derivatives in other assets		$828		582

Customer interest rate swap agreements	Other liabilities	$(586)	Other liabilities	(76)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income in the consolidated balance sheets as of and for the three months ended March 31, 2009 and 2008 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)
Derivative financial instruments designated as hedging instruments under SFAS No. 133:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$3,938	1,800
Amount of gain (loss) recognized in other comprehensive income	—	10,388

Cash flow hedges – subordinated debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on subordinated debentures	428	14
Amount of gain (loss) recognized in other comprehensive income	(859)	(417)

The unamortized gain related to the fair value of the cash flow hedges on loans at the date of termination in December 2008 in accumulated other comprehensive income was $15.5 million and $19.5 million on a gross basis and $10.1 million and $12.7 million, net of tax, at March 31, 2009 and December 31, 2008, respectively. The loss included in accumulated other comprehensive income related to cash flow hedges on subordinated debentures was $5.3 million and $4.9 million on a gross basis and $3.4 million and $3.2 million, net of tax, at March 31, 2009 and December 31, 2008, respectively.

The following table summarizes amounts included in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 related to non-hedging derivative instruments:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging instruments under SFAS No. 133:

Customer interest rate swap agreements:
Net gain on derivative instruments	$401	—

Interest rate floor agreements:
Net gain on derivative instruments	—	3,432

Interest rate floor agreements embedded in Term Repurchase Agreements:
Gain on extinguishment of term repurchase agreement	—	5,000

Interest rate lock commitments:
Gain on loans sold and held for sale	1,084	128

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	(1,348)	(1,167)

(14)	CONTINGENT LIABILITIES

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank’s institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks’ option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At March 31, 2009 and December 31, 2008, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

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

The Amended Complaint was brought on behalf of a putative class of purchasers of CFHI’s common stock between January 21, 2005 and January 22, 2007. In general, the Amended Complaint alleges that CFHI’s United States Securities and Exchange Commission filings and public statements contained misstatements and omissions regarding its residential construction-to-permanent lending operations and, more specifically, regarding a home builder and its affiliates, and also alleges that CFHI’s financial statements violated U.S. generally accepted accounting principles. The Amended Complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On August 30, 2007, the Lead Plaintiffs filed a notice with the Court voluntarily dismissing their claims against Anne V. Lee and Justin D. Locke without prejudice.

On or about February 17, 2009, CFHI and the plaintiffs entered into an agreement for the settlement of the Securities Actions. Pursuant to the agreement, CFHI and its insurer will pay an amount in settlement of the claims, and CFHI, the former officer and director defendants, and the underwriter defendants will be released and dismissed with prejudice from the action. In accordance with the agreement, on March 16, 2009, CFHI paid its allocation of the settlement in the amount of $750,000, which was recorded as other expense in the consolidated statement of operations for the year ended December 31, 2008. Among other terms and conditions, the settlement is subject to approval by the Court and will not be consummated if the Court fails to grant approval.

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

(15)	SUBSEQUENT EVENTS

On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its ownership interest in SBLS LLC to First Bank for a purchase price consisting of (i) an initial payment to be made on or before May 15, 2009 of an amount equal to 50% of the carrying value of FCA’s ownership interest in SBLS LLC as of April 30, 2009, as reflected within the financial statements of First Banks, which represents an estimate agreed to by First Bank and FCA of the fair market value of FCA’s ownership interest in SBLS LLC, and (ii) an adjustment in the purchase price to reflect such fair market value, based upon an appraisal of such value to be performed by an independent third party mutually acceptable to First Bank and FCA. As such, effective April 30, 2009, First Bank owns 100% of SBLS LLC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to:

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

➢	The current stresses in the financial and residential real estate markets, including possible continued deterioration in property values;

➢	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins;

➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

➢	Volatility and disruption in national and international financial markets;

➢	Government intervention in the U.S. financial system;

➢	Changes in consumer spending, borrowings and savings habits;

➢	The impact of laws and regulations applicable to us and changes therein;

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

For discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2008 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 25, 2009. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

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

First Bank’s subsidiaries are wholly owned except SBLS LLC, which is 82.55% owned by First Bank and 17.45% owned by First Capital America, Inc., or FCA, and FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by FCA as of March 31, 2009.

At March 31, 2009, we had assets of $10.26 billion, loans, net of unearned discount, of $8.42 billion, deposits of $8.65 billion and stockholders’ equity of $902.8 million, and we currently operate 215 branch banking offices in California, Florida, Illinois, Missouri and Texas.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

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

Regulatory Matters. In connection with the most recent regular examinations of the Company and First Bank by the Federal Reserve Bank of St. Louis, or FRB, and the State of Missouri Division of Finance, or the MDOF, the Company and First Bank entered into informal agreements with each agency. On September 18, 2008, First Bank and its Board of Directors entered into an informal agreement with the FRB and the MDOF. In addition, on October 2, 2008, the Company and its Board of Directors entered into a Memorandum of Understanding with the FRB. Each of the agreements is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order.

Under the terms of the Memorandum of Understanding with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to declare any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB. The

Company received the approval of the FRB to declare the regular quarterly dividends on its preferred stock to be paid in May and June 2009 and to make its regular quarterly interest payments on its outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in June and July 2009. However, First Banks is not able to predict whether the FRB will approve future payment requests.

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 6 to our accompanying consolidated financial statements, at March 31, 2009, First Bank’s Tier 1 capital ratio was 9.15%, or approximately $199.3 million over the minimum level required by the agreement. As further described in Note 1 and Note 6 to our accompanying consolidated financial statements, our management has concluded that the Company and First Bank were in full compliance with all provisions of the respective informal agreements as of March 31, 2009. In addition, the Company and First Bank are committed to ensuring that the requirements of the agreements are met in a timely manner.

Financial Condition

Total assets were $10.26 billion at March 31, 2009, compared to $10.78 billion at December 31, 2008. The decrease in our total assets was primarily attributable to decreases in our loan portfolio and cash and short-term investments, partially offset by increases in our investment securities portfolio and other real estate.

Cash and cash equivalents decreased $418.0 million to $424.3 million at March 31, 2009, compared to $842.3 million at December 31, 2008. Funds available in cash and short-term investments were primarily used to reduce our other borrowings, as further discussed below, and to increase our investment securities portfolio.

Investment securities increased $69.7 million to $692.6 million at March 31, 2009, from $622.9 million at December 31, 2008. We used cash and cash equivalents to increase our investment securities throughout the quarter ended March 31, 2009.

Loans, net of unearned discount, decreased $171.4 million to $8.42 billion at March 31, 2009, from $8.59 billion at December 31, 2008, reflecting net loan charge-offs of $71.7 million, transfers to other real estate and other loan activity, including repayments and refinancing within our real estate mortgage portfolio, partially offset by increased volumes of loans held for sale pending sale into the secondary mortgage loan market. Our real estate construction and development portfolio decreased $111.4 million during the first quarter of 2009, commensurate with our strategy of reducing our exposure to real estate loans in light of current market conditions in which many of our market sectors have experienced significant declines in real estate values, as further discussed under “—Loans and Allowance for Loan Losses.”

Other real estate increased $54.3 million to $145.8 million at March 31, 2009, from $91.5 million at December 31, 2008 reflecting substantially higher foreclosure activity driven by continued weak economic conditions in certain of our market areas.

Deposits decreased $90.2 million to $8.65 billion at March 31, 2009, from $8.74 billion at December 31, 2008. Time deposits decreased $187.3 million during the first three months of 2009, of which $95.9 million reflects a decline in deposits in the Certificate of Deposit Account Registry Service, or CDARS. The reduction in CDARS deposits is primarily due to management’s decision to use CDARS for placement of customer deposits and thereby earn fee income, rather than using CDARS to acquire time deposits from other banks. The decrease in time deposits was partially offset by organic growth in noninterest-bearing demand deposits and savings and money market deposits of $53.8 million and $47.5 million, respectively, through our deposit development programs, including marketing campaigns coupled with enhanced product and service offerings.

Other borrowings, which are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank, or FHLB, advances, Federal Reserve, or FRB, borrowings and federal funds purchased, decreased $320.6 million to $254.5 million at March 31, 2009, compared to $575.1 million at December 31, 2008. We utilized excess liquidity from cash and short-term investments during the first quarter of 2009 to payoff $200.0 million in FHLB advances and $100.0 million in FRB borrowings, as further discussed under “—Liquidity.”

Total stockholders’ equity, including noncontrolling interest in subsidiaries, was $902.8 million and $996.4 million at March 31, 2009 and December 31, 2008, respectively, reflecting a decrease of $93.6 million during the first three months of 2009. The decrease was primarily attributable to:

➢	A net loss of $89.4 million;

➢	Dividends paid of $196,000 on our Class A and Class B preferred stock;

➢	Dividends paid of $2.0 million on our Class C and Class D preferred stock;

➢	An increase of $55,000 in accumulated other comprehensive income; and

➢	A decrease in noncontrolling interest in subsidiaries of $2.0 million resulting from net losses in FB Holdings and SBLS LLC.

We implemented Statement of Financial Accounting Standards, or SFAS, No. 160 — Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, on January 1, 2009, which resulted in our noncontrolling interest in subsidiaries of $129.4 million being reclassified from a liability to a component of our stockholders’ equity in our consolidated balance sheets at December 31, 2008, as further discussed in Note 1 and Note 10 to our consolidated financial statements.

Results of Operations

Net Income. We recorded a net loss of $89.4 million for the three months ended March 31, 2009, compared to a net loss of $4.9 million for the three months ended March 31, 2008. The earnings levels reflect the following:

➢	A provision for loan losses of $108.0 million for the three months ended March 31, 2009, compared to $45.9 million for the comparable period in 2008;

➢

Net interest income of $71.4 million for the three months ended March 31, 2009, compared to $89.5 million for the comparable period in 2008, which contributed to a decline in our net interest margin to 3.00% for the three months ended March 31, 2009, compared to 3.65% for the comparable period in 2008;

➢	Noninterest income of $25.5 million for the three months ended March 31, 2009, compared to $33.1 million for the comparable period in 2008;

➢	Noninterest expense of $80.9 million for the three months ended March 31, 2009, compared to $83.4 million for the comparable period in 2008; and

➢	A benefit for income taxes of $514,000 for the three months ended March 31, 2009, compared to a benefit for income taxes of $2.0 million for the comparable period in 2008.

The increase in our provision for loan losses in 2009 was primarily driven by increases in net loan charge-offs of $42.5 million and nonperforming loans resulting from continued deterioration within our real estate construction and development and one-to-four family residential loan portfolios, as further discussed under “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and our net interest margin was primarily attributable to an increase in nonaccrual loans and a 400 basis point decrease, in aggregate, in the prime lending rate in 2008, coupled with a significant decline in the London Interbank Offered Rate, or LIBOR, during the same period, partially offset by a decrease in deposit and other interest-bearing liability costs. We are currently in an asset-sensitive balance sheet position, and as such, interest rate cuts by the Federal Reserve have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates. See further discussion under “—Net Interest Income.”

The decrease in our noninterest income for the first three months of 2009 primarily resulted from a pre-tax gain of $5.0 million recorded on the extinguishment of a term repurchase agreement in the first quarter of 2008, a decrease in net gains on derivative instruments of $3.0 million and decreases in gains on investment securities, bank-owned life insurance and investment management income, partially offset by an increase in gains on loans sold and held for sale of $2.4 million and an increase in service charges on deposits and customer service fees of $1.1 million. See further discussion under “—Noninterest Income.”

The decrease in noninterest expense primarily resulted from reductions in salaries and employee benefits expense attributable to profit improvement initiatives and certain staffing reductions completed in 2008 and in the first three months of 2009. This decrease was partially offset by increased FDIC insurance assessment premiums; legal, examination and professional fees; and expenses on other real estate properties, as further discussed under “—Noninterest Expense.”

The decrease in the benefit for income taxes primarily resulted from the consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further discussed under “—Provision for Income Taxes” and in Note 11 to our consolidated financial statements.

Net Interest Income. Net interest income, expressed on a tax-equivalent basis, decreased to $71.7 million for the three months ended March 31, 2009, compared to $89.9 million for the comparable period in 2008. Our net interest margin declined to 3.00% for the three months ended March 31, 2009, compared to 3.65% for the comparable period in 2008. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets and liabilities, as well as the general level of interest rates and changes in interest rates. Interest income expressed on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average tax-equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the decline in our net interest margin and net interest income to an increase in the average amount of our nonperforming loans in addition to the significant decline in the prime lending rate that began in September 2007 and continued throughout December 2008 and the decline in LIBOR during 2008 and 2009, as further discussed below. Our balance sheet is presently asset sensitive, and as such, our net interest margin is negatively impacted with each interest rate cut as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. The average yield earned on our interest-earning assets decreased 167 basis points to 5.01% for the three months ended March 31, 2009, compared to 6.68% for the same period in 2008, while the average rate paid on our interest-bearing liabilities decreased 109 basis points to 2.37% for the three months ended March 31, 2009, compared to 3.46% for the same period in 2008. Our average interest-earning assets decreased $223.2 million to $9.69 billion for the three months ended March 31, 2009, from $9.91 billion for the comparable period in 2008, primarily attributable to decreases in average loans and average investment securities, partially offset by an increase in average short-term investments. Average interest-bearing liabilities decreased to $8.23 billion for the three months ended March 31, 2009, from $8.69 billion for the comparable period in 2008. Our net interest income for the three months ended March 31, 2009 and 2008 was positively impacted by an increase in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, as further discussed below.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $111.6 million for the three months ended March 31, 2009, compared to $152.9 million for the comparable period in 2008. Average loans, net of unearned discount, decreased $406.2 million to $8.54 billion for the three months ended March 31, 2009, from $8.95 billion for the comparable period in 2008. The decrease in average loans primarily reflects a decrease in internal growth, net loan charge-offs and transfers to other real estate. The yield on our loan portfolio decreased 157 basis points to 5.30% for the three months ended March 31, 2009, compared to 6.87% for the comparable period in 2008, reflecting decreases in the prime lending rate throughout 2008, decreases in the LIBOR rate throughout 2008 and 2009, and a significant increase in the average amount of nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses;” partially offset by an increase in interest income of $2.1 million associated with our interest rate swap agreements. Our nonaccrual loans decreased our average yield on loans by approximately 31 basis points during the first quarter of 2009 compared to approximately 21 basis points during the first quarter of 2008.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $7.6 million for the three months ended March 31, 2009, compared to $11.6 million for the comparable period in 2008. Average investment securities were $658.3 million for the three months ended March 31, 2009, compared to $942.4 million for the comparable period in 2008. The reduction in our average investment securities reflects the utilization of funds provided by maturities and sales of investment securities to increase short-term investments. The yield earned on our investment portfolio was 4.70% for the three months ended March 31, 2009, compared to 4.95% for the comparable period in 2008, reflecting the decline in short-term interest rates.

Interest income on our short-term investments was $510,000 for the three months ended March 31, 2009, compared to $162,000 for the comparable period in 2008. Average short-term investments were $485.3 million for the three months ended March 31, 2009, compared to $18.2 million for the comparable period in 2008. The increase in the average balance of short-term investments was primarily due to a higher level of liquidity in the first quarter of 2009 as compared to 2008. We utilized short-term investments to payoff $300.0 million in other borrowings during the first quarter. The yield earned on our short-term investments was 0.43% for the three months ended March 31, 2009, compared to 3.58% for the comparable period in 2008, reflecting a significant decline in short-term interest rates.

Interest expense on our interest-bearing deposits decreased to $41.2 million for the three months ended March 31, 2009, compared to $64.1 million for the comparable period in 2008. Average interest-bearing deposits decreased to

$7.42 billion for the three months ended March 31, 2009, compared to $7.77 billion for the comparable period in 2008, reflecting anticipated run-off of higher rate certificates of deposits, partially offset by organic growth through deposit development programs. The decrease in average interest-bearing deposits is comprised of decreases in average time deposits of $371.7 million and decreases in average interest-bearing demand deposits of $69.8 million; partially offset by increases in average savings and money market deposits of $95.7 million. The Florida region accounted for $203.1 million of the decrease in our average time deposits, which was anticipated as part of our planned post-acquisition strategy to improve the net interest margin in this region. These time deposits carried substantially higher interest rates than those throughout our other markets. This decrease was partially offset by an increase in average time deposits in CDARS of $58.8 million. The aggregate weighted average rate paid on our deposit portfolio was 2.25% for the three months ended March 31, 2009, compared to 3.32% for the comparable period in 2008, reflective of the declining interest rate environment, an anticipated run-off of higher rate certificates of deposit and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 3.36% for the three months ended March 31, 2009, from 4.42% for the comparable period in 2008; the average rate paid on our savings and money market deposit portfolio declined to 1.48% for the three months ended March 31, 2009, from 2.60% for the comparable period in 2008; and the average rate paid on our interest-bearing demand deposits declined to 0.20% for the three months ended March 31, 2009, from 0.82% for the comparable period in 2008. We anticipate continued reductions in our deposit costs throughout 2009 as certain of our certificates of deposit and money market accounts re-price from promotional rates to current market interest rates.

Interest expense on our other borrowings was $2.3 million for the three months ended March 31, 2009, compared to $3.9 million for the comparable period in 2008. Average other borrowings were $455.8 million for the three months ended March 31, 2009, compared to $531.2 million for the comparable period in 2008. The aggregate weighted average rate paid on our other borrowings was 2.08% for the three months ended March 31, 2009, compared to 2.97% for the comparable period in 2008. The decrease in the weighted average rate paid on our other borrowings reflects the reduction in short-term interest rates during the periods, as previously discussed.

Interest expense on our notes payable was $19,000 for the three months ended March 31, 2009, compared to $569,000 for the comparable period in 2008. We did not have any balances outstanding under our notes payable for the three months ended March 31, 2009. Our notes payable averaged $39.5 million for the three months ended March 31, 2008. The aggregate weighted average rate paid on our notes payable was 5.80% for the three months ended March 31, 2008. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was zero and 4.67% for the three months ended March 31, 2009 and 2008, respectively. The decrease in our average notes payable during the periods is attributable to contractual payments and additional prepayments made on our outstanding notes payable. Specifically, during the second quarter of 2008, we were advanced $30.0 million under a new secured revolving line of credit with an affiliated entity and utilized the proceeds of the advance to terminate and repay in full all of the obligations under our former secured credit facility with a group of unaffiliated financial institutions. During the third quarter of 2008, we repaid in full the outstanding balance on our new secured revolving line of credit.

Interest expense on our subordinated debentures was $4.5 million for the three months ended March 31, 2009, compared to $6.2 million for the comparable period in 2008. Average subordinated debentures were $353.8 million for the three months ended March 31, 2009 and 2008. The aggregate weighted average rate paid on our subordinated debentures was 5.16% for the three months ended March 31, 2009, compared to 7.01% for the comparable period in 2008. The aggregate weighted average rates and the level of interest expense reflect: (a) the reduction in LIBOR rates, and the impact to the related spreads to LIBOR during the periods; and (b) the entrance into four interest rate swap agreements with a notional amount of $125.0 million in aggregate during March 2008 that effectively converted the interest payments on certain of our subordinated debentures from a variable rate to a fixed rate, as further described under “—Interest Rate Risk Management” and in Note 9 and Note 13 to our consolidated financial statements. At March 31, 2009, a total of $282.5 million, or 79.4%, of our subordinated debentures are variable rate, of which $128.9 million, or 36.2%, were effectively converted to fixed rates through the respective call dates upon entrance into the interest rate swap agreements discussed above. Interest expense on subordinated debentures includes interest expense associated with our interest rate swap agreements of $428,000 and $14,000 for the three months ended March 31, 2009 and 2008, respectively.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,

	2009			2008

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(dollars expressed in thousands)
ASSETS

Interest-earning assets:
Loans (1) (2) (3) (4)	$8,544,602	111,646	5.30%	$8,950,752	152,892	6.87%
Investment securities (4)	658,290	7,631	4.70	942,408	11,602	4.95
Short-term investments	485,320	510	0.43	18,210	162	3.58

Total interest-earning assets	9,688,212	119,787	5.01	9,911,370	164,656	6.68

Nonearning assets	895,454			932,839

Total assets	$10,583,666			$10,844,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$929,193	453	0.20%	$998,996	2,032	0.82%
Savings and money market	2,804,803	10,255	1.48	2,709,104	17,527	2.60
Time deposits of $100 or more	1,245,745	10,476	3.41	1,498,582	16,769	4.50
Other time deposits	2,440,494	20,053	3.33	2,559,345	27,787	4.37

Total interest-bearing deposits	7,420,235	41,237	2.25	7,766,027	64,115	3.32
Other borrowings	455,834	2,341	2.08	531,213	3,928	2.97
Notes payable (5)	—	19	—	39,472	569	5.80
Subordinated debentures (3)	353,838	4,506	5.16	353,761	6,165	7.01

Total interest-bearing liabilities	8,229,907	48,103	2.37	8,690,473	74,777	3.46

Noninterest-bearing liabilities:
Demand deposits	1,255,793			1,195,776
Other liabilities	114,728			107,285

Total liabilities	9,600,428			9,993,534
Stockholders’ equity	983,238			850,675

Total liabilities and stockholders’ equity	$10,583,666			$10,844,209

Net interest income		71,684			89,879

Interest rate spread			2.64			3.22
Net interest margin (6)			3.00%			3.65%

(1)	For purposes of these calculations, nonaccrual loans are included in average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense includes the effects of interest rate swap agreements.
(4)

Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $248,000 and $352,000 for the three months ended March 31, 2009 and 2008, respectively.

(5)

Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were zero and 4.67% for the three months ended March 31, 2009 and 2008, respectively.

(6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:

	Three Months Ended March 31, 2009 Compared to 2008

	Volume	Rate	Net Change

	(dollars expressed in thousands)

Interest earned on:
Loans: (1) (2) (3)
Taxable	$(6,777)	(34,252)	(41,029)
Tax-exempt (4)	(43)	(174)	(217)
Investment securities:
Taxable	(3,259)	(632)	(3,891)
Tax-exempt (4)	(219)	139	(80)
Short-term investments	1,169	(821)	348

Total interest income	(9,129)	(35,740)	(44,869)

Interest paid on:
Interest-bearing demand deposits	(134)	(1,445)	(1,579)
Savings and money market deposits	2,901	(10,173)	(7,272)
Time deposits	(3,877)	(10,150)	(14,027)
Other borrowings	(510)	(1,077)	(1,587)
Notes payable (5)	(275)	(275)	(550)
Subordinated debentures (3)	7	(1,666)	(1,659)

Total interest expense	(1,888)	(24,786)	(26,674)

Net interest income	$(7,241)	(10,954)	(18,195)

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense includes the effect of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Provision for Loan Losses. We recorded a provision for loan losses of $108.0 million for the three months ended March 31, 2009, compared to $45.9 million for the three months ended March 31, 2008. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and declining asset quality trends associated with our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios as a result of continued weak economic conditions and significant declines in real estate values, and the deterioration of two significant credits in our commercial and industrial loan portfolio, as further discussed under “—Loans and Allowance for Loan Losses.”

Our nonperforming loans were $475.7 million at March 31, 2009, compared to $442.4 million at December 31, 2008. The increase in the overall level of our nonperforming loans during 2009 was primarily driven by a decline in asset quality related to our one-to-four family residential mortgage and land acquisition, development and construction loan portfolios, as further discussed under “—Loans and Allowance for Loan Losses.”

Our net loan charge-offs were $71.7 million for the three months ended March 31, 2009, compared to $29.2 million for the comparable period in 2008. Our annualized net loan charge-offs were 3.40% and 1.31% of average loans for the three months ended March 31, 2009 and 2008, respectively. Loan charge-offs were $74.8 million for the three months ended March 31, 2009, compared to $31.3 million for the comparable period in 2008, and loan recoveries were $3.2 million for the three months ended March 31, 2009, compared to $2.2 million for the comparable period in 2008.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $25.5 million for the three months ended March 31, 2009, compared to $33.1 million for the comparable period in 2008. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees increased to $13.2 million for the three months ended March 31, 2009, from $12.1 million for the comparable period in 2008. The increase in service charges and customer service fees is primarily attributable to an increase in retail non-sufficient funds and returned check fee income as well as an increase in commercial service charges resulting from our efforts to control fee waivers and a decrease in the earnings credit rate due to the decline in short-term interest rates throughout the periods.

Gains on loans sold and held for sale increased to $4.1 million for the three months ended March 31, 2009, compared to $1.7 million for the comparable period in 2008. The increase is primarily attributable to an increase in the volume of mortgage loans originated and subsequently sold in the secondary market resulting from increased levels of refinancing of one-to-four family residential real estate loans in light of declining mortgage interest rates.

We recorded net gains on investment securities of $532,000 for the three months ended March 31, 2009, compared to $1.2 million for the comparable period in 2008. We recorded a pre-tax gain of approximately $867,000 on the sale of approximately $81.5 million of mortgage-backed available-for-sale investment securities during the first quarter of 2008.

Bank owned life insurance investment income was $366,000 and $973,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease reflects the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program and overall market conditions.

Investment management income generated by MVP, our institutional money management subsidiary, was $527,000 and $1.4 million for the three months ended March 31, 2009 and 2008, respectively, reflecting decreased portfolio management fee income associated with a decline in assets under management and current market conditions.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency, was $2.2 million for the three months ended March 31, 2009, compared to $2.0 million for the comparable period in 2008, reflecting higher customer volumes and contingency fees earned from certain insurance underwriters partially offset by reduced premiums rates attributable to the overall soft insurance market conditions experienced in the industry.

We recorded net gains of $401,000 and $3.4 million on derivative instruments for the three months ended March 31, 2009 and 2008, respectively. The net gain for the three months ended March 31, 2009 is attributable to income generated from sales of our customer interest rate swap agreements. The net gain for the three months ended March 31, 2008 is primarily attributable to a net increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program. We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements. See further discussion under “—Interest Rate Risk Management” and Note 13 to our consolidated financial statements.

We recorded a net loss from changes in the fair value of mortgage and SBA servicing rights of $2.0 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. The increase in the net loss reflects the decline in mortgage interest rates and the related increase in prepayment speeds experienced in the current refinance environment. The loss also reflects a reduction in the fair value of SBA servicing rights as a result of changes in cash flow assumptions on the underlying loans in the serviced portfolio.

Loan servicing fees were $2.2 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. The fees are primarily attributable to fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns. The increase is due to an increase in the balance of loans serviced, partially offset by increased interest shortfall on serviced residential mortgage loans attributable to accelerated payoffs due to increased refinancing levels. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

In March 2008, we restructured a $100.0 million term repurchase agreement, which included the following primary modifications: (a) increased the borrowing amount to $120.0 million; (b) extended the maturity date from October 12, 2010 to April 12, 2012; (c) converted the interest rate from a variable rate to a fixed rate of 3.36%; and (d) terminated the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in the recognition of the pre-tax gain of $5.0 million recorded in the three months ended March 31, 2008, as further described in Note 8 and Note 13 to our consolidated financial statements.

Other income was $3.9 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily attributable to the following:

➢

Recoveries of certain loan principal balances that had been previously charged off by the financial institutions prior to their acquisition by First Banks of $27,000 for the three months ended March 31, 2009, compared to $821,000 for the comparable period in 2008; and

➢

A gain recognized in March 2008 on the Visa, Inc., or Visa, initial public offering of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa’s initial public offering.

Noninterest Expense. Noninterest expense was $80.9 million for the three months ended March 31, 2009, compared to $83.4 million for the comparable period in 2008. The decrease in noninterest expense was primarily attributable to certain profit improvement initiatives that we implemented throughout 2008 and the first three months of 2009, partially offset by increased FDIC insurance assessment premiums and expenses on other real estate properties.

Salaries and employee benefits expense was $32.7 million for the three months ended March 31, 2009, compared to $40.6 million for the comparable period in 2008. We primarily attribute the overall decrease in salaries and employee benefits expense to certain staff reductions during 2008 and during the first quarter of 2009. Our total full-time equivalent employees (FTEs) decreased to approximately 2,170 at March 31, 2009, from 2,390 at March 31, 2008, representing a decrease of 9.2%. The decrease in salaries and employee benefits expense also reflects reduced incentive compensation expense due to our earnings performance. Our overall salaries and employee benefits expense levels should continue to decline throughout 2009 as a result of the elimination of our 401(k) matching contribution, effective April 1, 2009, and the completion of other profit improvement initiatives.

Occupancy, net of rental income, and furniture and equipment expense was $14.9 million and $15.4 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in 2009 reflects reduced furniture, fixtures and equipment expenditures associated with prior expansion activities, partially offset by an increase in occupancy related expenses as a result of standard rent increases at several of our branch banking and operations facilities.

Information technology and item processing fees were $8.2 million for the three months ended March 31, 2009, compared to $9.3 million for the comparable period in 2008. As more fully described in Note 5 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and Adrian Baker and UPAC. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P.

Legal, examination and professional fees were $4.1 million for the three months ended March 31, 2009, compared to $2.8 million for the comparable period in 2008, reflecting higher legal expenses related to collection and foreclosure efforts associated with certain problem loans and ongoing litigation matters. We anticipate legal, examination and professional fees will remain at higher than historical levels until economic conditions stabilize as a result of higher legal and professional fees associated with foreclosures and other collection efforts.

Amortization of intangible assets decreased to $2.3 million for the three months ended March 31, 2009, from $2.8 million for the comparable period in 2008, attributable to the completion of the amortization period of certain core deposit intangible assets.

Advertising and business development expense was $973,000 for the three months ended March 31, 2009, compared to $1.5 million for the comparable period in 2008, reflecting certain profit improvement initiatives and management’s efforts to reduce these expenditures in light of the current economic environment.

FDIC insurance expense increased to $4.1 million for the three months ended March 31, 2009, from $947,000 for the comparable period in 2008. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums and were depleted in 2008. Our premium rates increased in the first quarter of 2009 and are expected to continue to increase in the future based on our risk assessment rating in addition to recent developments within the banking industry, including the failure of other financial institutions. Furthermore, on February 27, 2009, the FDIC adopted an interim rule providing for the proposal of an emergency special assessment of 20 basis points on June 30, 2009. The proposed emergency special assessment, which is expected to be recorded in the second quarter of 2009, is estimated to be approximately $17.0 million based on our current deposit levels.

Expenses on other real estate increased to $4.5 million for the three months ended March 31, 2009, from $620,000 for the comparable period in 2008. The increase in other real estate expenses is primarily attributable to expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties as well as other property preservation related expenses. The balance of our other real estate properties increased to $145.8 million at March 31, 2009, from $91.5 million at December 31, 2008. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the increase in our other real estate balances and the expected future transfer of certain of our nonperforming loans into our other real estate portfolio.

Other expense was $7.6 million and $7.9 million for the three months ended March 31, 2009 and 2008, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The decrease in other expense is attributable to profit improvement initiatives and management’s efforts to reduce overall expense levels, partially offset by an increase in overdraft losses, and an increase in loan expenses attributable to collection efforts related to asset quality matters.

Provision for Income Taxes. The benefit for income taxes was $514,000 and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in the benefit for income taxes primarily resulted from the consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 11 to our consolidated financial statements.

Interest Rate Risk Management

We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We also sell interest rate swap agreements to certain customers who wish to modify their interest rate risk. We offset the interest rate risk of these swap agreements by simultaneously purchasing matching interest rate swap agreements with offsetting pay/receive rates from other financial institutions. Because of the matching terms of the offsetting agreements, the net effect of the changes in the fair value of the paired swaps is minimal.

The derivative financial instruments we held as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009		December 31, 2008

	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure

	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures	$125,000	—	125,000	—
Customer interest rate swap agreements	62,355	—	16,000	—
Interest rate lock commitments	99,700	1,915	48,700	831
Forward commitments to sell mortgage-backed securities	156,200	—	40,300	—

We realized net interest income on our derivative financial instruments of $3.5 million for the three months ended March 31, 2009, compared to $1.8 million for the comparable period in 2008. The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods.

We also recorded net gains of $401,000 for the three months ended March 31, 2009, compared to $3.4 million for the comparable period in 2008. The net gain for the three months ended March 31, 2009 is attributable to income generated from the issuance of our customer interest rate swap agreements. The net gain for the three months ended March 31, 2008 is primarily attributable to a net increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program.

Our derivative financial instruments are more fully described in Note 13 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 93.3% and 93.0% of our total interest income for the three months ended March 31, 2009 and 2008, respectively. Loans, net of unearned discount, decreased to $8.42 billion, or 82.1% of our assets, at March 31, 2009, compared to $8.59 billion, or 79.7% of our assets, at December 31, 2008. The following table summarizes the composition of our loan portfolio at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

	(dollars expressed in thousands)

Commercial, financial and agricultural	$2,529,633	2,575,505
Real estate construction and development	1,460,771	1,572,212
Real estate mortgage:
One-to-four family residential	1,493,825	1,553,366
Multi-family residential	234,711	220,404
Commercial real estate	2,531,077	2,562,598
Consumer and installment, net of unearned discount	63,647	70,170
Loans held for sale	107,916	38,720

Loans, net of unearned discount	$8,421,580	8,592,975

We attribute the net decrease in our loan portfolio during the first quarter of 2009 primarily to:

➢

A decrease of $45.9 million in our commercial, financial and agricultural portfolio, reflecting a decline in internal loan production within this portfolio and net loan charge-offs of $23.5 million, primarily comprised of two significant charge-offs totaling $20.5 million, as further discussed below;

➢

A decrease of $111.4 million in our real estate construction and development portfolio primarily attributable to our efforts concentrated on reducing the exposure in our construction and development portfolio in the majority of our regions in light of the current economic environment within our market areas. The decrease of $111.4 million during the first quarter of 2009 is primarily attributable to net loan charge-offs of $17.5 million, transfers to other real estate and other loan activity. The following table summarizes the composition of our real estate construction and development portfolio by region as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

	(dollars expressed in thousands)

Northern California	$197,036	234,942
Florida	26,662	37,242
Southern California	504,354	504,354
Chicago	179,703	185,054
Metropolitan St. Louis, Missouri	199,653	230,254
Texas	258,327	283,993
Other	95,036	96,373

Total	$1,460,771	1,572,212

Of the remaining balance in our real estate construction and development portfolio of $1.46 billion, $242.5 million, or 16.6%, is on nonaccrual status at March 31, 2009. We have charged the vast majority of these nonaccrual loans down to appraised values based on appraisals dated on or after January 1, 2008 and have established additional reserves on these loans as further described below.

Within our real estate construction and development portfolio, we have experienced the most distress in our Northern and Southern California and Chicago regions. Of the remaining Northern California portfolio balance of $197.0 million, $54.0 million, or 27.4%, of loans were in a nonperforming status as of March 31, 2009; of the remaining Southern California portfolio balance of $504.4 million, $75.2 million, or 14.9%, of loans were in a nonperforming status as of March 31, 2009; and of the remaining Chicago portfolio balance of $179.7 million, $67.0 million, or 37.3%, of loans were in a nonperforming status as of March 31, 2009. We also experienced continued distress within our Florida and metropolitan St. Louis regions, as further discussed below;

34

➢

A decrease of $59.5 million in our one-to-four family residential real estate loan portfolio primarily attributable to net loan charge-offs of $27.6 million, transfers to other real estate and payments, partially offset by an increase in our home equity loan portfolio of $10.0 million. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

	(dollars expressed in thousands)

One-to-four family residential real estate:
Non-Mortgage Division portfolio	$431,036	450,264
Mortgage Division portfolio, excluding Florida	403,267	427,821
Florida portfolio	219,445	245,187
Home equity portfolio	440,077	430,094

Total	$1,493,825	1,553,366

We have not incurred significant losses or delinquencies within our Non-Mortgage Division loan portfolio, which consists of prime mortgage loans originated to customers from our retail branch banking network.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans. At March 31, 2009, approximately 49.7% of the Mortgage Division portfolio consisted of prime mortgages and the remaining 50.3% consisted of Alt A and sub-prime mortgages. We continue to experience significant distress within this portfolio of loans. We recorded net loan charge-offs of $10.7 million on this portfolio for the three months ended March 31, 2009 as a result of charging these loans down to 67.5% of current appraised values at the time these loans became nonperforming loans, which represents an estimate of average sale transactions based on ongoing sale activity. As of March 31, 2009, approximately 23.1% of this portfolio is delinquent or restructured, consisting of loans 30-89 days delinquent of $27.6 million, restructured loans of $18.2 million and nonaccrual loans of $47.3 million.

Our Florida portfolio was acquired in the CFHI acquisition and consists primarily of prime and Alt A mortgage loans. We incurred net loan charge-offs of $14.0 million on this portfolio in the first quarter of 2009. As of March 31, 2009, approximately 21.1% of the Florida portfolio is delinquent or restructured, consisting of loans 30-89 days delinquent of $11.3 million, restructured loans of $8.9 million and nonaccrual loans of $26.1 million.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. We have not incurred significant losses or delinquencies within this portfolio of loans; and

➢	A decrease of $31.5 million in our commercial real estate loan portfolio primarily due to a decline in internal loan production within this portfolio and net loan charge-offs of $2.9 million.

These decreases in our loan portfolio were partially offset by:

➢

An increase of $69.2 million in our loans held for sale portfolio resulting from increased levels of refinancing of one-to-four family residential real estate loans in light of declining mortgage interest rates, coupled with the timing of loan originations and subsequent sales in the secondary mortgage market; and

➢	An increase of $14.3 million in multi-family residential real estate loans primarily attributable to internal loan production growth.

The overall change in the mix of our loan portfolio is commensurate with our strategy of reducing our exposure to real estate, particularly construction and land development, in the current economic environment in which many of our market sectors have experienced significant declines in real estate values.

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

	(dollars expressed in thousands)
Commercial, financial and agricultural:
Nonaccrual	$71,711	40,647
Real estate construction and development:
Nonaccrual	242,495	270,444
Real estate mortgage:
One-to-four family residential:
Nonaccrual	88,458	83,140
Restructured	27,089	24,641
Multi-family residential:
Nonaccrual	1,855	545
Commercial real estate:
Nonaccrual	43,353	23,009
Consumer and installment:
Nonaccrual	725	—

Total nonperforming loans	475,686	442,426
Other real estate	145,808	91,524

Total nonperforming assets	$621,494	533,950

Loans, net of unearned discount	$8,421,580	8,592,975

Loans past due 90 days or more and still accruing	$7,256	7,094

Ratio of:
Allowance for loan losses to loans	3.05%	2.56%
Nonperforming loans to loans	5.65	5.15
Allowance for loan losses to nonperforming loans	53.93	49.77
Nonperforming assets to loans and other real estate	7.25	6.15

Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $475.7 million at March 31, 2009, compared to $442.4 million at December 31, 2008 and $236.8 million at March 31, 2008. Nonperforming loans were 5.65% of loans, net of unearned discount, at March 31, 2009, compared to 5.15% at December 31, 2008 and 2.63% at March 31, 2008. Other real estate owned increased to $145.8 million at March 31, 2009, from $91.5 million at December 31, 2008 and $13.2 million at March 31, 2008. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $621.5 million at March 31, 2009, compared to $534.0 million at December 31, 2008 and $250.0 million at March 31, 2008. Loans past due 90 days or more and still accruing interest were $7.3 million at March 31, 2009, compared to $7.1 million and $23.6 million at December 31, 2008 and March 31, 2008, respectively.

Our nonperforming assets at March 31, 2009 included $34.9 million of nonaccrual loans and $77.2 million of other real estate owned, or $112.1 million of nonperforming assets, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an affiliated entity. As such, FB Holdings owned approximately 18.0% of our nonperforming assets at March 31, 2009. Our nonperforming assets at December 31, 2008 included $61.0 million of nonaccrual loans and $51.9 million of other real estate owned, or $112.9 million of nonperforming assets, in aggregate, held by FB Holdings, and as such, FCA owned approximately 21.1% of our nonperforming assets at December 31, 2008.

Nonperforming assets at March 31, 2009 increased $87.5 million, or 16.4%, from nonperforming assets at December 31, 2008. The following table summarizes the composition of our nonperforming assets by region / business segment at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

	(dollars expressed in thousands)

Northern California real estate	$109,982	103,325
Mortgage Division, excluding Florida	77,137	67,591
Florida	76,160	81,303
Southern California real estate	84,819	77,349
Chicago real estate	66,986	46,272
Metropolitan St. Louis, Missouri real estate	54,893	56,031
Texas real estate	25,304	27,143
First Bank Business Capital, Inc.	14,005	24,501
Southern California commercial and industrial	22,678	3,007
Other	89,530	47,428

Total nonperforming assets	$621,494	533,950

We attribute the $87.5 million increase in our nonperforming assets during the first quarter of 2009 to the following:

➢

An increase in nonaccrual loans of $31.1 million in our commercial, financial and agricultural portfolio primarily resulting from continued weak economic conditions nationwide, including the addition of a single $20.0 million credit placed on nonaccrual status, net of a $10.0 million charge-off; partially offset by a $10.5 million loan charge-off recorded on a single credit relationship in our First Bank Business Capital, Inc. subsidiary, which was on nonaccrual status at December 31, 2008;

➢ An increase in nonaccrual loans of $20.3 million in our commercial real estate portfolio primarily driven by continued weak economic conditions and significant declines in real estate values;

➢

An overall net increase in nonaccrual loans of $5.3 million in our one-to-four family residential real estate loan portfolio primarily driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our one-to-four family residential nonaccrual loans in our Mortgage Banking division, excluding Florida, increased $8.8 million, from $38.5 million at December 31, 2008 to $47.3 million at March 31, 2009. Our one-to-four family residential nonaccrual loans in our Florida region decreased $4.6 million, from $30.7 million at December 31, 2008 to $26.1 million at March 31, 2009. The remaining increase of $1.1 million occurred in our Non-Mortgage division portfolio;

➢

An increase in one-to-four family restructured loans of $2.4 million to $27.1 million at March 31, 2009, consisting of total restructured loans of $32.6 million, partially offset by $5.5 million of restructured loans classified as nonaccrual in the one-to-four family residential real estate loan category. At March 31, 2009, restructured loans in our mortgage banking division and Florida region were $18.2 million and $8.9 million, respectively, or $27.1 million in aggregate. Throughout 2008 and the first quarter of 2009, certain one-to-four family residential mortgage loans in our Florida region and mortgage banking division, primarily located in California, were restructured, whereby the contractual interest rate was reduced over a certain time period due to concentrated efforts to work with borrowers to facilitate appropriate loan terms in light of ongoing market conditions and individual borrower circumstances. At the time of the restructuring, the individual loans were in full compliance with the terms of the original loan contracts. As of March 31, 2009, we had total restructured loans of $32.6 million, of which $5.5 million, or 16.8%, were on nonaccrual status and $1.8 million, or 5.5% were delinquent. As such, 22.3% of our restructured loans were delinquent or on nonaccrual status at March 31, 2009; and

➢

An increase in other real estate owned of $54.3 million to $145.8 million at March 31, 2009, primarily resulting from the foreclosure of real estate construction and development loans throughout the first quarter of 2009.

These increases in nonperforming asset levels were partially offset by:

➢

A decrease in nonaccrual loans of $27.9 million in our real estate construction and development loan portfolio primarily driven by net loan charge-offs of $17.5 million and transfers to other real estate. We continue to experience deterioration in our real estate construction and development portfolio as a result of weak economic conditions and significant continued declines in real estate values and we expect these trends to continue until market conditions stabilize, both on a nationwide basis and in our primary market areas.

Although we experienced a significant increase in nonperforming assets during 2008 that continued throughout the first quarter of 2009, we have written a significant portion of the balances of these assets down to appraised values based on appraisals obtained on or after January 1, 2008. We do expect, however, the declining and unstable market conditions associated with our one-to-four family residential mortgage loan portfolio and our real estate construction and development portfolio to continue, which will likely continue to impact the overall level of our nonperforming loans, loan charge-offs and provision for loan losses and other real estate balances associated with these segments of our loan portfolio.

Loans past due 90 days or more and still accruing interest were $7.3 million and $7.1 million at March 31, 2009 and December 31, 2008, respectively. Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. Management considers the nonperforming loan trends in its overall assessment of the adequacy of the allowance for loan losses.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $12.9 million and $4.4 million at March 31, 2009, respectively, and $79.5 million and $42.1 million at March 31, 2008, respectively. Changes in the carrying amount of impaired loans acquired in acquisitions for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)
Balance, beginning of period	$9,997	46,003
Transfers to other real estate	(2,774)	(2,323)
Loans charged-off	(2,548)	(1,388)
Payments and settlements	(232)	(225)

Balance, end of period	$4,443	42,067

There was no allowance for loan losses related to these loans at March 31, 2009 and December 31, 2008 as these loans are recorded at lower of cost or fair value. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at March 31, 2009 and December 31, 2008.

Our allowance for loan losses as a percentage of loans, net of unearned discount, was 3.05% at March 31, 2009, 2.56% at December 31, 2008 and 2.05% at March 31, 2008. The increase in this ratio is primarily due to the increase in nonperforming and other problem loans, which increased the provision for loan losses, and the overall reduction in the balance of our loan portfolio during the three months ended March 31, 2009. Our allowance for loan losses as a percentage of nonperforming loans was 53.93%, 49.77% and 78.20% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Our allowance for loan losses was $256.6 million at March 31, 2009, $220.2 million at December 31, 2008 and $185.2 million at March 31, 2008.

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)

Balance, beginning of period	$220,214	168,391
Loans charged-off:
Commercial financial and agricultural	(24,111)	(1,765)
Real estate construction and development	(17,990)	(17,723)
Real estate mortgage:
One-to-four family residential loans	(28,777)	(11,343)
Commercial real estate loans	(3,692)	(185)
Consumer and installment	(244)	(323)

Total loans charged-off	(74,814)	(31,339)

Recoveries of loans previously charged-off:
Commercial financial and agricultural	656	1,454
Real estate construction and development	451	396
Real estate mortgage:
One-to-four family residential loans	1,147	181
Commercial real estate loans	821	72
Consumer and installment	76	82

Recoveries of loans previously charged-off	3,151	2,185

Net loans charged-off	(71,663)	(29,154)

Provision for loan losses	108,000	45,947

Balance, end of period	$256,551	185,184

We recorded net loan charge-offs of $71.7 million for the three months ended March 31, 2009, compared to $29.2 million for the comparable period in 2008. Our annualized net loan charge-offs as a percentage of average loans was 3.40% and 1.31% for the three months ended March 31, 2009 and 2008, respectively. The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

	(dollars expressed in thousands)

Northern California real estate	$3,093	15,882
Mortgage Division, excluding Florida	10,707	9,541
Florida	19,856	2,317
Southern California real estate	6,452	—
Chicago real estate	3,389	—
Metropolitan St. Louis, Missouri real estate	(117)	(2)
Texas real estate	1,630	409
First Bank Business Capital	10,470	—
Southern California commercial and industrial	10,114	547
Other	6,069	460

Total net loan charge-offs	$71,663	29,154

Net loan charge-offs recorded for the three months ended March 31, 2009 included $23.5 million of net loan charge-offs associated with our commercial, financial and agricultural portfolio, compared to $311,000 for the comparable period in 2008, reflecting declining market conditions within certain sectors of this portfolio. Specifically in this portfolio, we recorded a $10.5 million loan charge-off on a single credit in our First Bank Business Capital, Inc. subsidiary as well as a $10.0 million loan charge-off on a single credit in our Southern California market area that went on nonaccrual status during the first quarter of 2009. Net loan charge-offs recorded for the three months ended March 31, 2009 also included $17.5 million of net loan charge-offs associated with our real estate construction and development portfolio, compared to $17.3 million for the comparable period in 2008. We continue to experience significant distress and drastically declining market conditions within our Northern and Southern California, Chicago and St. Louis real estate markets, resulting in increased developer inventories, slower lot and home sales and significantly declining real estate values. Net loan charge-offs recorded for the three months ended March 31, 2009 also included $10.7 million of net loan charge-offs associated with our mortgage division, excluding Florida, compared to $9.5 million for the comparable period in 2008, and $19.9 million of net loan charge-offs associated with our Florida region, compared to $2.3 million for the comparable period in 2008, including $14.0 million and $187,000 of net loan charge-offs, respectively, on our Florida one-to-four family residential portfolio. We continue to experience deterioration in our one-to-four family residential portfolios as a result of weak economic conditions in the nationwide housing markets and significant declines in real estate values in all of our markets. Should real estate values further decline as a result of current economic conditions, we may continue to experience deterioration within our loan portfolio, and as a result, continued increased loan charge-offs.

We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the severely weakened economic environment, including reduced loan demand and highly competitive markets within certain sectors of our portfolio. Specifically, we continue to focus on loan portfolio segments in which we have experienced significant loan charge-offs and on loan portfolio segments that could generate additional loan charge-offs in the future, such as commercial real estate. We consider these factors in our overall assessment of the adequacy of our allowance for loan losses.

As of March 31, 2009 and December 31, 2008, $296.7 million and $224.1 million, respectively, of loans not included in the nonperforming assets table above were identified by management as having potential credit problems, or problem loans. The increase in the level of problem loans during 2009 reflects continued weak economic conditions in the nationwide housing markets and ongoing significant declines in real estate values in all of our markets. We continue our efforts to reduce nonperforming and problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

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

We include adversely rated credits, including loans requiring close monitoring that would not normally be considered classified credits by our regulators, on our monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Loans may also be added to our watch list whenever any adverse circumstance is detected which might affect the borrower’s ability to comply with the contractual terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to our watch list. Loans on our watch list require periodic detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with credit review and credit administration staff members. Upgrades and downgrades of loan risk ratings may be initiated by the responsible loan officer. However, upgrades of risk ratings associated with significant credit relationships and/or problem credit relationships may only be made with the concurrence of appropriate regional or senior regional credit officers.

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

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, including certificates issued through the CDARS program, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB, the FRB and other borrowings. The aggregate funds acquired from these sources were $1.48 billion and $1.83 billion at March 31, 2009 and December 31, 2008, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings at March 31, 2009:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total

	(dollars expressed in thousands)

Three months or less	$268,439	133,845	402,284
Over three months through six months	355,926	—	355,926
Over six months through twelve months	475,541	—	475,541
Over twelve months	126,897	120,693	247,590

Total	$1,226,803	254,538	1,481,341

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. First Bank’s borrowing capacity under the agreement was approximately $1.23 billion at March 31, 2009, an increase from $1.14 billion at December 31, 2008. We had FRB borrowings outstanding of zero and $100.0 million at March 31, 2009 and December 31, 2008, respectively, as further discussed below.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $1.14 billion and $911.1 million at March 31, 2009 and December 31, 2008, respectively. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. We had FHLB advances outstanding of $693,000 at March 31, 2009, compared to $200.7 million at December 31, 2008.

To increase our liquidity in 2008 in light of uncertain market conditions and increased loan funding needs, First Bank entered into four $100.0 million FHLB advances scheduled to mature in November 2008, January 2009, February 2009 and July 2009, at fixed interest rates of 2.23%, 3.16%, 2.92%, and 2.53%, respectively. In September 2008 and November 2008, we prepaid two $100.0 million FHLB advance that were scheduled to mature in November 2008 and January 2009, respectively, and incurred prepayment penalties of $3,000 and $117,000, respectively. In November 2008, we replaced the higher rate FHLB advance with a borrowing of $100.0 million from the FRB with a substantially lower interest rate of 0.42%. In February 2009, funds available from short-term investments were utilized to repay the $100.0 million FHLB advance and the $100.0 million FRB borrowing upon maturity. In March 2009, we prepaid the remaining $100.0 million FHLB advance that was scheduled to mature in July 2009 and incurred a prepayment penalty of $357,000, which was recorded as interest expense on other borrowings, as further described in Note 8 to our consolidated financial statements. In April 2009, we entered into two $100.0 million FHLB advances that mature in April 2010 and April 2011 at fixed interest rates of 1.69% and 1.77%, respectively.

First Banks also has a borrowing relationship with its affiliated entity, Investors of America, LP, which provides for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries, as further described in Note 5 to our consolidated financial statements. First Banks did not have any balances outstanding on this borrowing arrangement at March 31, 2009 or December 31, 2008. In addition, the Company is currently required to obtain prior approval from the FRB prior to incurring additional debt obligations, including advancing funds under this borrowing arrangement, in accordance with the provisions of the informal agreements further described under “—Regulatory Matters.”

Our loan-to-deposit ratio decreased to 97.3% at March 31, 2009, from 98.3% at December 31, 2008. We continue to closely monitor liquidity and implement actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, changes in loan funding needs, operating and debt service requirements and current deposit trends.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at March 31, 2009 were as follows:

	Less than 1 Year		1-3 Years	3-5 Years	Over 5 Years	Total (1)

	(dollars expressed in thousands)

Operating leases	$16,437		26,962	18,401	44,746	106,546
Certificates of deposit (2)	3,152,040		414,697	31,901	581	3,599,219
Other borrowings (2)	133,845		693	120,000	—	254,538
Subordinated debentures (2)	—		—	—	353,847	353,847
Preferred stock issued under the TARP (2) (3)	—		—	—	310,170	310,170
Other contractual obligations	772	(4)	376	292	6	1,446

Total	$3,303,094		442,728	170,594	709,350	4,625,766

(1)

Amounts exclude FIN 48 unrecognized tax liabilities of $3.4 million and related accrued interest expense of $1.1 million for which the timing of payment of such liabilities cannot be reasonably estimated as of March 31, 2009.

(2)

Amounts exclude the related interest expense and dividends accrued on these obligations as of March 31, 2009. As further described under “—Regulatory Matters,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(3)	Amounts payable upon redemption of the Class C and Class D preferred stock issued under the TARP of $295.4 million and $14.8 million, respectively.
(4)	Includes an accrued expense related to our remaining estimated indemnification obligation, as a member bank, to share certain litigation costs of Visa.

We agreed, among other things, not to declare or pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Regulatory Matters.” In April 2009, we received pre-approval from the FRB to declare and pay the regular quarterly dividends on our preferred stock to be paid in May and June 2009 and to pay the regular quarterly interest payments on our outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in June and July 2009. However, we are not able to predict whether the FRB will approve future payment requests.

Management believes the available liquidity will be sufficient to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay interest on the subordinated debentures that we issued to our affiliated statutory and business financing trusts and the dividends on our preferred stock that we issued to the Dierberg family and the U.S. Treasury. However, our ability to receive future dividends from First Bank to assist us in meeting our operating and debt service requirements, both on a short-term and long-term basis, is subject to regulatory approval, as further described above and under “—Regulatory Matters.”

Effects of New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R) – Business Combinations. SFAS No. 141(R) significantly changes how entities apply the acquisition method to business combinations. The most significant changes affecting how entities account for business combinations under SFAS No. 141(R) include: (a) the acquisition date is the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree are stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, are expensed as incurred; (f) transaction costs are expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. SFAS No. 141(R) is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The adoption of SFAS No. 141(R) did not have a material impact on our financial condition, results of operations or the disclosures that are presented in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to classify noncontrolling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. We implemented SFAS No. 160 on January 1, 2009, which resulted in our noncontrolling interest in subsidiaries of $129.4 million at December 31, 2008 being reclassified from a liability to a component of our stockholders’ equity in our consolidated balance sheets.

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy (fair value hedge, cash flow hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We implemented SFAS No. 161 on January 1, 2009 and the required disclosures are reported in Note 13 to our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS 157-4– Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS No. 157, Fair Value Measurements, to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. We will adopt the provisions of FSP SFAS 157-4 during the second quarter of 2009 which are not expected to significantly impact our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2– Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. We will adopt the provisions of FSP 157-4 and SFAS 124-2 during the second quarter of 2009 which are not expected to significantly impact our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board, or APB, Opinion 28-1 – Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB Opinion 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB Opinion 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The new interim disclosures required by FSP SFAS 107-1 and APB Opinion 28-1 will be included in our interim financial statements beginning with the second quarter of 2009.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, our risk management program’s simulation model indicated a loss of projected net interest income should interest rates decline. We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicated a pre-tax projected loss of approximately 3.6% of net interest income, based on assets and liabilities at December 31, 2008. At March 31, 2009, we remain in an “asset-sensitive” position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

Our asset-sensitive position, coupled with the effect of cuts in interest rates throughout 2008, has negatively impacted our net interest income and will continue to impact the level of our net interest income throughout 2009, as reflected in our net interest margin for the three months ended March 31, 2009 as compared to the comparable period in 2008, and further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The information required by this item is set forth in Note 14, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.

In the ordinary course of business, we and our subsidiaries become involved in legal proceedings. Our management, in consultation with legal counsel, believes the ultimate resolution of these existing proceedings will not have a material adverse effect on our business, financial condition or results of operations.

As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements appearing elsewhere in this report, the Company and First Bank have entered into informal agreements with the Federal Reserve Bank of St. Louis and the Missouri Division of Finance.

ITEM 6 – EXHIBITS

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

Date: May 14, 2009

FIRST BANKS, INC.

	By:	/s/ Terrance M. McCarthy

Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lisa K. Vansickle

Lisa K. Vansickle
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

