Form 10-Q
period 2009-06-30
FIRST BANKS, INC
filed 2009-08-13
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2009

Common Stock, $250.00 par value	23,661

First Banks, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

First Banks, Inc.

Consolidated Balance Sheets – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents:
Cash and due from banks	$147,654	166,161
Short-term investments	725,825	676,155
Total cash and cash equivalents	873,479	842,316
Investment securities:
Available for sale	676,288	605,014
Held to maturity (fair value of $15,767 and $18,507, respectively)	15,050	17,912
Total investment securities	691,338	622,926
Loans:
Commercial, financial and agricultural	2,456,057	2,575,505
Real estate construction and development	1,238,616	1,572,212
Real estate mortgage	4,349,177	4,336,368
Consumer and installment	70,951	77,877
Loans held for sale	88,823	38,720
Total loans	8,203,624	8,600,682
Unearned discount	(6,576)	(7,707)
Allowance for loan losses	(287,317)	(220,214)
Net loans	7,909,731	8,372,761
Bank premises and equipment, net	233,164	236,528
Goodwill and other intangible assets	305,073	306,800
Bank-owned life insurance	26,207	118,825
Deferred income taxes	20,901	36,851
Other real estate	156,944	91,524
Other assets	178,828	154,623
Total assets	$10,395,665	10,783,154

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,337,821	1,241,916
Interest-bearing demand	929,224	935,805
Savings and money market	2,893,479	2,777,285
Time deposits of $100 or more	1,214,335	1,254,652
Other time deposits	2,334,486	2,531,862
Total deposits	8,709,345	8,741,520
Other borrowings	439,758	575,133
Subordinated debentures	353,866	353,828
Deferred income taxes	29,615	45,565
Accrued expenses and other liabilities	68,379	70,753
Total liabilities	9,600,963	9,786,799

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	279,692	278,057
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	9,685
Retained earnings	345,989	536,714
Accumulated other comprehensive income	316	6,195
Total First Banks, Inc. stockholders’ equity	674,798	866,972
Noncontrolling interest in subsidiaries	119,904	129,383
Total stockholders’ equity	794,702	996,355
Total liabilities and stockholders’ equity	$10,395,665	10,783,154

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Operations – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$109,677	138,142	221,229	290,864
Investment securities	7,191	9,457	14,668	20,877
Short-term investments	394	154	904	316
Total interest income	117,262	147,753	236,801	312,057
Interest expense:
Deposits:
Interest-bearing demand	467	1,321	920	3,353
Savings and money market	7,386	14,417	17,641	31,944
Time deposits of $100 or more	9,732	13,016	20,208	29,785
Other time deposits	18,506	22,728	38,559	50,515
Other borrowings	1,677	3,859	4,018	7,787
Notes payable	18	696	37	1,265
Subordinated debentures	4,304	4,933	8,810	11,098
Total interest expense	42,090	60,970	90,193	135,747
Net interest income	75,172	86,783	146,608	176,310
Provision for loan losses	112,000	84,053	220,000	130,000
Net interest (loss) income after provision for loan losses	(36,828)	2,730	(73,392)	46,310
Noninterest income:
Service charges on deposit accounts and customer service fees	14,052	13,071	27,223	25,173
Gain on loans sold and held for sale	3,357	968	7,470	2,648
Net gain (loss) on investment securities	652	(5,784)	1,184	(4,623)
Bank-owned life insurance investment income	196	724	562	1,697
Investment management income	531	686	1,058	2,042
Insurance fee and commission income	1,915	1,930	4,157	3,904
Net (loss) gain on derivative instruments	—	(1,646)	401	1,786
Increase (decrease) in fair value of servicing rights	283	555	(1,702)	(1,204)
Loan servicing fees	2,189	2,085	4,437	4,216
Gain on extinguishment of term repurchase agreement	—	—	—	5,000
Other	3,987	6,302	7,872	11,363
Total noninterest income	27,162	18,891	52,662	52,002
Noninterest expense:
Salaries and employee benefits	31,398	37,099	64,126	77,669
Occupancy, net of rental income	9,349	8,969	19,000	18,914
Furniture and equipment	4,996	5,473	10,220	10,902
Postage, printing and supplies	1,343	1,688	2,695	3,334
Information technology fees	7,813	9,052	16,042	18,391
Legal, examination and professional fees	4,069	4,488	8,186	7,302
Amortization of intangible assets	2,328	2,785	4,666	5,561
Advertising and business development	569	1,983	1,542	3,447
FDIC insurance	10,009	2,066	14,103	3,013
Expenses on other real estate	2,984	1,253	7,503	1,873
Other	8,656	9,786	16,281	17,660
Total noninterest expense	83,514	84,642	164,364	168,066
Loss before provision (benefit) for income taxes	(93,180)	(63,021)	(185,094)	(69,754)
Provision (benefit) for income taxes	2,972	(23,137)	2,458	(25,142)
Net loss	(96,152)	(39,884)	(187,552)	(44,612)
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(2,833)	33	(4,827)	178
Net loss attributable to First Banks, Inc.	$(93,319)	(39,917)	(182,725)	(44,790)

Net loss available to common stockholders	$(98,298)	(40,049)	(192,738)	(45,118)

Basic loss per common share	$(4,154.41)	(1,692.61)	(8,145.81)	(1,906.87)

Diluted loss per common share	$(4,154.41)	(1,692.61)	(8,145.81)	(1,906.87)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss) – (Unaudited)

Six Months Ended June 30, 2009 and Year Ended December 31, 2008
(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
	Preferred	Common	Additional Paid-In	Retained	Accu- mulated Other Compre- hensive Income	Non-controlling	Total Stock- holders’
	Stock	Stock	Capital	Earnings	(Loss)	Interest	Equity

Balance, December 31, 2007	$13,063	5,915	9,685	818,343	(4,929)	5,544	847,621
Comprehensive loss:
Net loss	—	—	—	(287,155)	—	(1,158)	(288,313)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	6,043	—	6,043
Reclassification adjustment for investment securities losses included in net loss, net of tax	—	—	—	—	5,694	—	5,694
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	1,745	—	1,745
Reclassification adjustment for establishment of deferred tax asset valuation allowance on derivatives	—	—	—	—	(1,707)	—	(1,707)
Pension liability adjustment, net of tax	—	—	—	—	(651)	—	(651)
Total comprehensive loss							(277,189)
Change in noncontrolling interest ownership	—	—	—	—	—	124,997	124,997
Cumulative effect of change in accounting principle	—	—	—	6,312	—	—	6,312
Issuance of Class C Preferred Stock	278,057	—	—	—	—	—	278,057
Issuance of Class D Preferred Stock	17,343	—	—	—	—	—	17,343
Preferred stock dividends declared	—	—	—	(786)	—	—	(786)
Balance, December 31, 2008	308,463	5,915	9,685	536,714	6,195	129,383	996,355
Comprehensive loss:
Net loss	—	—	—	(182,725)	—	(4,827)	(187,552)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	1,386	—	1,386
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(770)	—	(770)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(4,516)	—	(4,516)
Amortization of net loss related to pension plan liability, net of tax	—	—	—	—	69	—	69
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	(2,048)	—	(2,048)
Total comprehensive loss							(193,431)
Purchase of noncontrolling interest in SBLS LLC	—	—	2,795	—	—	(4,652)	(1,857)
Accretion of discount on preferred stock	1,635	—	—	(1,635)	—	—	—
Preferred stock dividends declared	—	—	—	(6,365)	—	—	(6,365)
Balance, June 30, 2009	$310,098	5,915	12,480	345,989	316	119,904	794,702

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Cash Flows – (Unaudited)
(dollars expressed in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(182,725)	(44,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	11,904	12,310
Amortization of intangible assets	4,666	5,561
Originations of loans held for sale	(372,363)	(123,468)
Proceeds from sales of loans held for sale	328,077	160,920
Payments received on loans held for sale	1,109	12,828
Provision for loan losses	220,000	130,000
Benefit for current income taxes	(31,131)	(15,087)
Benefit for deferred income taxes	(44,150)	(10,627)
Increase in deferred tax asset valuation allowance	77,739	572
Decrease in accrued interest receivable	3,326	10,215
Decrease in accrued interest payable	(3,332)	(4,422)
Decrease in current income taxes receivable	62,050	3,066
Gain on loans sold and held for sale	(7,470)	(2,648)
Net (gain) loss on investment securities	(1,184)	4,623
Net gain on derivative instruments	(401)	(1,786)
Decrease in fair value of servicing rights	1,702	1,204
Gain on extinguishment of term repurchase agreement	—	(5,000)
Other operating activities, net	12,024	4,602
Net (loss) income attributable to noncontrolling interest in subsidiaries	(4,827)	178
Net cash provided by operating activities	75,014	138,251
Cash flows from investing activities:
Cash paid for earn-out consideration to Adrian N. Baker & Company	(2,939)	(2,920)
Proceeds from sales of investment securities available for sale	94,237	127,384
Maturities of investment securities available for sale	132,947	186,179
Maturities of investment securities held to maturity	2,852	1,216
Purchases of investment securities available for sale	(296,577)	(22,519)
Purchases of investment securities held to maturity	—	(1,557)
Proceeds from sales of commercial loans held for sale	1,366	3,421
Net decrease (increase) in loans	183,223	(301,466)
Recoveries of loans previously charged-off	6,137	3,471
Purchases of bank premises and equipment	(8,909)	(12,837)
Net proceeds from sales of other real estate owned	19,256	5,685
Cash paid for purchase of noncontrolling interest in SBLS LLC	(1,616)	—
Cash received for noncontrolling interest in FB Holdings, LLC	—	85,000
Other investing activities, net	87	2,497
Net cash provided by investing activities	130,064	73,554
Cash flows from financing activities:
Increase in demand, savings and money market deposits	205,518	200,688
Decrease in time deposits	(237,693)	(500,018)
Decrease in Federal Reserve Bank advances	(100,000)	—
(Decrease) increase in Federal Home Loan Bank advances	(34)	299,914
Decrease in federal funds purchased	—	(76,500)
Decrease in securities sold under agreements to repurchase	(35,341)	(35,389)
Advances drawn on notes payable	—	55,000
Repayments of notes payable	—	(64,000)
Payment of preferred stock dividends	(6,365)	(328)
Net cash used in financing activities	(173,915)	(120,633)
Net increase in cash and cash equivalents	31,163	91,172
Cash and cash equivalents, beginning of period	842,316	231,675
Cash and cash equivalents, end of period	$873,479	322,847

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$93,525	141,162
Income taxes	(61,924)	(5,259)
Noncash investing and financing activities:
Cumulative effect of change in accounting principle	$—	6,312
Loans transferred to other real estate	94,660	17,382

  The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2008 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In connection with the preparation of the consolidated financial statements, First Banks has evaluated subsequent events after the consolidated balance sheet date of June 30, 2009 through August 13, 2009, the date the financial statements were issued, in accordance with Statement of Financial Accounting Standards (SFAS) No. 165 – Subsequent Events.

Principles of Consolidation.  The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below, and in Note 6 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2008 amounts have been made to conform to the 2009 presentation.

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

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Adrian N. Baker & Company (ANB); Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); Small Business Loan Source LLC (SBLS LLC), FB Holdings, LLC (FB Holdings) and ILSIS, Inc. All of the subsidiaries are wholly owned as of June 30, 2009, except FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), as further described in Note 6 to the consolidated financial statements. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank. As such, effective April 30, 2009, First Bank owned 100.0% of SBLS LLC, as further described in Note 6 to the consolidated financial statements.

FB Holdings and SBLS LLC (prior to the its acquisition by First Bank on April 30, 2009, as discussed above) are included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net (loss) income attributable to noncontrolling interest in subsidiaries” in the consolidated statements of operations.

Significant Accounting Policies. On January 1, 2009, First Banks implemented SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to classify noncontrolling interests as a component of stockholders’

equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The implementation of SFAS No. 160 on January 1, 2009 resulted in the noncontrolling interest in subsidiaries of $129.4 million being reclassified from a liability to a component of stockholders’ equity in the consolidated balance sheets.

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

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 7 to the consolidated financial statements, at June 30, 2009, First Bank’s Tier 1 capital ratio was 8.89%, or approximately $166.7 million over the minimum level required by the agreement.

The Company and First Bank were in full compliance with all provisions of the respective informal agreements as of June 30, 2009 and December 31, 2008, and are committed to endeavoring to meet the requirements of the agreements in a timely manner.

On August 10, 2009, First Banks announced its intention to defer its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow First Banks to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, First Banks also intends to suspend the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 16 to the consolidated financial statements.

(2)	Investments in Debt and Equity Securities

Securities Available for Sale.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2009 and December 31, 2008 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
June 30, 2009:
Carrying value:
U.S. Government sponsored agencies	$782	26,608	6,822	—	34,212	65	(504)	33,773	2.65%
Mortgage-backed securities	1,691	28,646	34,583	490,866	555,786	5,385	(2,883)	558,288	4.44
State and political subdivisions	3,424	8,067	5,573	468	17,532	334	(49)	17,817	4.13
Equity investments	—	—	—	16,983	16,983	21	(1,476)	15,528	2.91
FHLB and Federal Reserve Bank stock (no stated maturity)	50,882	—	—	—	50,882	—	—	50,882	4.04
Total	$56,779	63,321	46,978	508,317	675,395	5,805	(4,912)	676,288	4.27
Fair value:
Debt securities	$5,964	63,406	47,511	492,997
Equity securities	50,882	—	—	15,528
Total	$56,846	63,406	47,511	508,525

Weighted average yield	4.10%	3.32%	4.19%	4.42%

December 31, 2008:
Carrying value:
U.S. Government sponsored agencies	$779	499	485	—	1,763	83	—	1,846	5.35%
Mortgage-backed securities	2,376	17,594	35,804	461,634	517,408	3,171	(3,448)	517,131	5.14
State and political subdivisions	4,687	9,246	6,565	584	21,082	229	(102)	21,209	4.17
Equity investments	—	—	—	16,984	16,984	12	—	16,996	4.00
FHLB and Federal Reserve Bank stock (no stated maturity)	47,832	—	—	—	47,832	—	—	47,832	4.70
Total	$55,674	27,339	42,854	479,202	605,069	3,495	(3,550)	605,014	5.04
Fair value:
Debt securities	$7,918	27,706	43,491	461,071
Equity securities	47,832	—	—	16,996
Total	$55,750	27,706	43,491	478,067
Weighted average yield	4.69%	4.22%	4.30%	5.19%

Securities Held to Maturity.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at June 30, 2009 and December 31, 2008 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
June 30, 2009:
Carrying value:
Mortgage-backed securities	$—	6,613	1,789	2,636	11,038	450	—	11,488	5.29%
State and political subdivisions	320	1,514	645	1,533	4,012	267	—	4,279	5.35
Total	$320	8,127	2,434	4,169	15,050	717	—	15,767	5.31
Fair value:
Debt securities	$322	8,498	2,518	4,429

Weighted average yield	3.15%	4.31%	4.68%	6.13%

December 31, 2008:
Carrying value:
Mortgage-backed securities	$—	—	7,417	4,265	11,682	338	—	12,020	5.13%
State and political subdivisions	1,964	1,849	625	1,792	6,230	258	(1)	6,487	4.97
Total	$1,964	1,849	8,042	6,057	17,912	596	(1)	18,507	5.07
Fair value:
Debt securities	$1,974	1,900	8,299	6,334

Weighted average yield	4.19%	4.12%	5.10%	5.62%

Proceeds from sales of available-for-sale investment securities were $94.2 million and $127.4 million for the six months ended June 30, 2009 and 2008, respectively. Gross realized gains and gross realized losses on available-for-sale investment securities for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Gross realized gains on sales	$1,272	507	1,790	1,375
Gross realized losses on sales	(620)	—	(621)	(4)
Gross realized gains on calls	—	91	15	388
Other-than-temporary impairment	—	(6,382)	—	(6,382)
Net realized gains (losses)	$652	(5,784)	1,184	(4,623)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars expressed in thousands)
Available for sale:
U.S. Government sponsored agencies	$31,427	(504)	—	—	31,427	(504)
Mortgage-backed securities	169,193	(2,705)	2,140	(178)	171,333	(2,883)
State and political subdivisions	1,084	(29)	270	(20)	1,354	(49)
Equity investments	4,806	(1,476)	—	—	4,806	(1,476)
Total	$206,510	(4,714)	2,410	(198)	208,920	(4,912)

Held to maturity:
State and political subdivisions	$—	—	—	—	—	—

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars expressed in thousands)
Available for sale:
Mortgage-backed securities	$123,944	(1,711)	114,600	(1,737)	238,544	(3,448)
State and political subdivisions	4,479	(101)	25	(1)	4,504	(102)
Total	$128,423	(1,812)	114,625	(1,738)	243,048	(3,550)

Held to maturity:
State and political subdivisions	$202	(1)	—	—	202	(1)

First Banks did not recognize any other-than-temporary impairment on available-for-sale debt or equity securities in earnings for the three and six months ended June 30, 2009. First Banks recognized other-than-temporary impairment on available-for-sale equity securities of $6.4 million in earnings for the three and six months ended June 30, 2008 on an equity investment in the common stock of a single company in the financial services industry, which management considers to have been primarily caused by economic events impacting the financial services industry as a whole.

U.S. Government sponsored agencies and mortgage-backed securities – The unrealized losses on investments in mortgage-backed securities and other agency securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because First Banks does not intend to sell the debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired.

State and political subdivisions – The unrealized losses on investments in state and political subdivisions were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because First Banks does not intend to sell the debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired.

Equity investments – The unrealized losses on investments in equity investments at June 30, 2009 consisted of an unrealized loss of $1.5 million on an investment in the common stock of two companies in the financial services industry which management considers to have been caused by economic events affecting the financial services industry as a whole. First Banks’ investment in these companies was in an unrealized loss position for approximately six months through June 30, 2009. First Banks does not believe the unrealized losses are other-than-temporary at June 30, 2009.

(3)	Goodwill And Other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars expressed in thousands)

Amortized intangible assets:
Core deposit intangibles (1)	$41,410	(24,541)	53,916	(33,251)
Customer list intangibles	23,320	(4,650)	23,320	(3,903)
Other intangibles (2)	2,210	(1,643)	2,385	(1,695)
Total	$66,940	(30,834)	79,621	(38,849)

Unamortized intangible assets:
Goodwill	$268,967		266,028
_________________
(1)
The gross carrying amount and accumulated amortization for core deposit intangibles at June 30, 2009 have been reduced by $12.5 million related to core deposit intangibles associated with certain acquisitions that became fully amortized in December 2008.

(2)
The gross carrying amount and accumulated amortization for other intangibles at June 30, 2009 have been reduced by $175,000 related to other intangibles associated with certain acquisitions that became fully amortized in May 2009.

Amortization of intangible assets was $2.3 million and $4.7 million for the three and six months ended June 30, 2009, respectively, compared to $2.8 million and $5.6 million for the comparable periods in 2008. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and other intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

(dollars expressed in thousands)
Year ending December 31:
2009 remaining	$4,614
2010	8,852
2011	6,674
2012	2,459
2013	1,524
2014	1,473
Thereafter	10,510
Total	$36,106

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$266,028	264,379	266,028	263,747
Goodwill acquired during the period (1)	2,939	2,920	2,939	2,920
Acquisition-related adjustments (2)	—	(1,221)	—	(589)
Balance, end of period	$268,967	266,078	268,967	266,078
_________________
(1)	Goodwill acquired during 2009 and 2008 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006.
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

There was no goodwill impairment recorded during the three and six months ended June 30, 2009. In the current environment, however, forecasting cash flows, credit losses and growth in addition to valuing First Bank’s assets with any degree of assurance is very difficult and subject to significant changes. Accordingly, due to volatile market conditions, First Bank has concluded that it is possible that goodwill may become impaired in future periods.

(4)	Servicing Rights

Mortgage Banking Activities.  At June 30, 2009 and December 31, 2008, First Banks serviced mortgage loans for others totaling $1.15 billion and $1.09 billion, respectively. Changes in mortgage servicing rights for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$7,841	14,169	7,418	5,290
Re-measurement to fair value upon election to measure servicing rights at fair value under SFAS No. 156	—	—	—	9,538
Originated mortgage servicing rights	2,486	998	3,628	1,673
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	1,431	1,235	1,615	551
Other changes in fair value (2)	(1,072)	(435)	(1,975)	(1,085)
Balance, end of period	$10,686	15,967	10,686	15,967
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities.  At June 30, 2009 and December 31, 2008, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $233.4 million and $221.5 million, respectively. Changes in SBA servicing rights for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$7,905	9,310	8,963	7,468
Re-measurement to fair value upon election to measure servicing rights at fair value under SFAS No. 156	—	—	—	905
Originated SBA servicing rights	294	691	502	2,053
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	316	134	(593)	15
Other changes in fair value (2)	(392)	(379)	(749)	(685)
Balance, end of period	$8,123	9,756	8,123	9,756
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

(5)	Loss Per Common Share

The following is a reconciliation of basic and diluted loss per share (EPS) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except share and per share data)

Basic:
Net loss attributable to First Banks, Inc.	$(93,319)	(39,917)	(182,725)	(44,790)
Preferred stock dividends declared and undeclared	(4,157)	(132)	(8,378)	(328)
Accretion of discount on preferred stock	(822)	—	(1,635)	—
Net loss available to First Banks, Inc. common stockholders	$(98,298)	(40,049)	(192,738)	(45,118)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic loss per common share	$(4,154.41)	(1,692.61)	(8,145.81)	(1,906.87)

Diluted:
Net loss available to First Banks, Inc. common stockholders	$(98,298)	(40,049)	(192,738)	(45,118)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Diluted EPS – net loss available to First Banks, Inc. common stockholders	$(98,298)	(40,049)	(192,738)	(45,118)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—

Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted loss per common share	$(4,154.41)	(1,692.61)	(8,145.81)	(1,906.87)

(6)	Transactions With Related Parties

First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks’ Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services were $7.5 million and $15.3 million for the three and six months ended June 30, 2009, respectively, and $8.6 million and $17.2 million for the comparable periods in 2008. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $760,000 and $1.5 million during the three and six months ended June 30, 2009, respectively, and $801,000 and $1.9 million for the comparable periods in 2008. In addition, First Services paid approximately $464,000 and $928,000 for the three and six months ended June 30, 2009, respectively, and $463,000 and $927,000 for the comparable periods in 2008, in rental payments for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks’ Chairman and members of his immediate family, received approximately $1.2 million and $2.8 million for the three and six months ended June 30, 2009, respectively, and $1.9 million and $3.6 million for the comparable periods in 2008, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $48,000 and $108,000 for the three and six months ended June 30, 2009, respectively, and $75,000 and $120,000 for the comparable periods in 2008, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks’ Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $108,000 and $216,000 for the three and six months ended June 30, 2009, respectively, and $105,000 and $204,000 for the comparable periods in 2008.

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

On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank for a purchase price consisting of (i) an initial payment to be made on or before May 15, 2009 of an amount equal to 50% of the carrying value of FCA’s ownership interest in SBLS LLC as of April 30, 2009, as reflected within the financial statements of First Banks, which represented an estimate agreed to by First Bank and FCA of the fair market value of FCA’s ownership interest in SBLS LLC, and (ii) an adjustment in the purchase price to reflect such fair market value, based upon an appraisal of such value to be performed by an independent third party mutually acceptable to First Bank and FCA. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC. On May 14, 2009, First Bank made an initial payment of $1.6 million to FCA, representing 50% of the carrying value of FCA’s ownership interest in SBLS LLC as of April 30, 2009. Subsequent to May 14, 2009, First Bank obtained an appraisal of SBLS LLC from an independent third party indicating the fair market value of FCA’s ownership interest to be $1.9 million as of April 30, 2009, or $241,000 greater than the initial payment. The additional amount of $241,000 due to FCA, which was reflected in accrued and other liabilities in the consolidated balance sheets as of June 30, 2009, was paid in July 2009. As a result of the purchase of FCA’s minority interest in SBLS LLC, First Banks recorded an increase in additional paid-in-capital with a corresponding decrease in noncontrolling interest in subsidiaries of $2.8 million during the three months ended June 30, 2009.

In September 2008, SBLS LLC executed a Promissory Note with First Bank that provided a $75.0 million unsecured revolving line of credit with a maturity date of September 30, 2009. This Promissory Note renewed the existing promissory note that matured on September 30, 2008. Interest was payable monthly in arrears on the outstanding loan balance at a current rate equal to the 30-day London Interbank Offered Rate plus 40 basis points. On January 1, 2009, SBLS LLC executed an Amended Promissory Note with First Bank, which modified the interest payable monthly in arrears on the outstanding loan balance to a current rate equal to the First Bank internal Commercial Cost of Funds Rate, which was 3.84% and 3.58% for the first and second quarters of 2009, respectively. The balance of advances under the respective agreements was $61.6 million and $66.2 million at June 30, 2009 and December 31, 2008, respectively. Interest expense recorded by SBLS LLC under the respective agreements was $607,000 and $1.3 million for the three and six months ended June 30, 2009, respectively, compared to $431,000 and $992,000 for the comparable periods in 2008. The balance of the advances and the related interest expense recognized by SBLS LLC are eliminated for purposes of the consolidated financial statements.

In May 2008, First Banks formed FB Holdings, a limited liability company organized in the State of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million, and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of June 30, 2009. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios under existing regulatory guidelines.

FB Holdings entered into a Services Agreement with First Banks and First Bank effective May 30, 2008. The Services Agreement relates to various services provided to FB Holdings by First Banks and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $144,000 and $329,000 for the three and six months ended June 30, 2009, respectively.

In May 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership (Investors of America, LP), as amended on August 11, 2008 (the Credit Agreement), as further described in Note 9 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of First Banks’ Chairman and members of his immediate family. The Credit Agreement matured on June 30, 2009. There were no advances outstanding under the Credit Agreement at June 30, 2009 or December 31, 2008. Interest expense, comprised of commitment fees, recorded by First Banks under the Credit Agreement was $18,000 and $37,000 for the three and six months ended June 30, 2009, respectively. Interest expense, including commitment fees, was $239,000 for the three and six months ended June 30, 2008.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $48.1 million and $49.0 million at June 30, 2009 and December 31, 2008, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

(7)	Regulatory Capital

First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, First Bank is currently required to maintain its Tier 1 capital ratio at no less than 7.00% in accordance with the provisions of its agreement entered into with the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters.” At June 30, 2009, First Bank’s Tier 1 capital ratio of 8.89% was approximately $166.7 million over the minimum level required by the agreement.

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2009, First Banks and First Bank were well capitalized. As of June 30, 2009, the most recent notification from First Banks’ primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At June 30, 2009 and December 31, 2008, First Banks’ and First Bank’s required and actual capital ratios were as follows:

	Actual				For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)

Total capital (to risk-weighted assets):
First Banks	$945,969	10.72%	$1,148,407	12.11%	8.0%	10.0%
First Bank	896,163	10.17	1,042,948	11.01	8.0	10.0

Tier 1 capital (to risk-weighted assets):
First Banks	593,439	6.73	841,152	8.87	4.0	6.0
First Bank	783,766	8.89	923,318	9.75	4.0	6.0

Tier 1 capital (to average assets):
First Banks	593,439	5.89	841,152	8.04	3.0	5.0
First Bank	783,766	7.79	923,318	8.85	3.0	5.0

In March 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. On March 16, 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of June 30, 2009, would reduce First Banks’ total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 9.84%, 5.71% and 5.00%, respectively. The final rules that will be effective in March 2011, if implemented as of June 30, 2009, would not have an impact on First Bank’s regulatory capital ratios.

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

(8)	Business Segment Results

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

			Corporate, Other
			and Intercompany
	First Bank		Reclassifications		Consolidated Totals
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance sheet information:

Investment securities	$677,331	607,443	14,007	15,483	691,338	622,926
Loans, net of unearned discount	8,197,048	8,592,975	—	—	8,197,048	8,592,975
Goodwill and other intangible assets	305,073	306,800	—	—	305,073	306,800
Total assets	10,377,824	10,756,737	17,841	26,417	10,395,665	10,783,154
Deposits	8,759,060	8,843,901	(49,715)	(102,381)	8,709,345	8,741,520
Other borrowings	439,758	575,133	—	—	439,758	575,133
Subordinated debentures	—	—	353,866	353,828	353,866	353,828
Total stockholders’ equity	1,094,428	1,240,940	(299,726)	(244,585)	794,702	996,355

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
	(dollars expressed in thousands)

Income statement information:

Interest income	$117,127	147,531	135	222	117,262	147,753
Interest expense	37,850	55,353	4,240	5,617	42,090	60,970
Net interest income	79,277	92,178	(4,105)	(5,395)	75,172	86,783
Provision for loan losses	112,000	84,053	—	—	112,000	84,053
Net interest (loss) income after provision for loan losses	(32,723)	8,125	(4,105)	(5,395)	(36,828)	2,730
Noninterest income	27,160	25,435	2	(6,544)	27,162	18,891
Amortization of intangible assets	2,328	2,785	—	—	2,328	2,785
Other noninterest expense	81,087	79,840	99	2,017	81,186	81,857
Loss before provision (benefit) for income taxes	(88,978)	(49,065)	(4,202)	(13,956)	(93,180)	(63,021)
Provision (benefit) for income taxes	2,639	(18,239)	333	(4,898)	2,972	(23,137)
Net loss	(91,617)	(30,826)	(4,535)	(9,058)	(96,152)	(39,884)
Net (loss) income attributable to noncontrolling interest in subsidiaries	(2,833)	33	—	—	(2,833)	33
Net loss attributable to First Banks, Inc.	$(88,784)	(30,859)	(4,535)	(9,058)	(93,319)	(39,917)

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
	(dollars expressed in thousands)

Income statement information:

Interest income	$236,543	311,579	258	478	236,801	312,057
Interest expense	81,527	123,413	8,666	12,334	90,193	135,747
Net interest income	155,016	188,166	(8,408)	(11,856)	146,608	176,310
Provision for loan losses	220,000	130,000	—	—	220,000	130,000
Net interest (loss) income after provision for loan losses	(64,984)	58,166	(8,408)	(11,856)	(73,392)	46,310
Noninterest income	52,658	58,732	4	(6,730)	52,662	52,002
Amortization of intangible assets	4,666	5,561	—	—	4,666	5,561
Other noninterest expense	160,158	158,331	(460)	4,174	159,698	162,505
Loss before provision (benefit) for income taxes	(177,150)	(46,994)	(7,944)	(22,760)	(185,094)	(69,754)
Provision (benefit) for income taxes	2,172	(17,152)	286	(7,990)	2,458	(25,142)
Net loss	(179,322)	(29,842)	(8,230)	(14,770)	(187,552)	(44,612)
Net (loss) income attributable to noncontrolling interest in subsidiaries	(4,827)	178	—	—	(4,827)	178
Net loss attributable to First Banks, Inc.	$(174,495)	(30,020)	(8,230)	(14,770)	(182,725)	(44,790)

(9)	Other Borrowings and Notes Payable

Other Borrowings.  Other borrowings were comprised of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(dollars expressed in thousands)
Securities sold under agreements to repurchase:
Daily	$119,082	154,423
Term	120,000	120,000
FRB borrowings (1)	—	100,000
FHLB advances (2)	200,676	200,710
Total	$439,758	575,133

________________________
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

The maturity date, par amount, interest rate and interest rate floor strike price on First Bank’s term repurchase agreement as of June 30, 2009 and December 31, 2008 were as follows:

		Interest	Interest Rate Floor
Maturity Date	Par Amount	Rate	Strike Price
	(dollars expressed
	in thousands)

April 12, 2012 (1)	$120,000	3.36%	—
________________________
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

Notes Payable.  In May 2008, First Banks entered into a Credit Agreement with Investors of America, LP that provided a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries, as further described in Note 6 to the consolidated financial statements. The Credit Agreement matured on June 30, 2009. There were no advances outstanding under the Credit Agreement at maturity on June 30, 2009 or December 31, 2008.

(10)	Subordinated Debentures

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks’ distributions accrued on the subordinated debentures were $3.7 million and $7.8 million for the three and six months ended June 30, 2009, respectively, and $5.0 million and $11.1 million for the comparable periods in 2008, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks’ capital base.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at June 30, 2009 and December 31, 2008 were as follows:
						Trust
		Maturity	Call	Interest		Preferred	Subordinated
Name of Trust	Issuance Date	Date	Date (1)	Rate (2)		Securities	Debentures

Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	+ 205.0	bp	$20,000	$20,619
Royal Oaks Capital Trust I	October 2004	January 7, 2035	January 7, 2010	+ 240.0	bp	4,000	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	+ 218.0	bp	40,000	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	+ 142.0	bp	40,000	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	+ 145.0	bp	20,000	20,619
First Bank Statutory Trust VI	June 2006	July 7, 2036	July 7, 2011	+ 165.0	bp (3a)	25,000	25,774
First Bank Statutory Trust VII	December 2006	December 15, 2036	December 15, 2011	+ 185.0	bp (3b)	50,000	51,547
First Bank Statutory Trust VIII	February 2007	March 30, 2037	March 30, 2012	+ 161.0	bp (3c)	25,000	25,774
First Bank Statutory Trust X	August 2007	September 15, 2037	September 15, 2012	+ 230.0	bp	15,000	15,464
First Bank Statutory Trust IX	September 2007	December 15, 2037	December 15, 2012	+ 225.0	bp (3d)	25,000	25,774
First Bank Statutory Trust XI	September 2007	December 15, 2037	December 15, 2012	+ 285.0	bp	10,000	10,310

Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%		25,000	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%		46,000	47,423
_________________
(1)	The subordinated debentures are callable at the option of First Banks on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
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

Under its Memorandum of Understanding with the FRB, First Banks agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. First Banks also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements. On August 10, 2009, First Banks announced its intention to defer its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 16 to the consolidated financial statements. The terms of the junior subordinated notes and the related trust indentures allow First Banks to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities.

(11)	Stockholders’ Equity

There is no established public trading market for First Banks’ common stock. Various trusts, which were established by and are administered by and for the benefit of First Banks’ Chairman of the Board and members of his immediate family, own all of the voting stock of First Banks.

First Banks has four classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion.  Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value.  The Class B preferred stock may not be redeemed or converted.  The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annualized dividend rate for the Class A preferred stock and the Class B preferred stock is 6.0% and 7.0%, respectively, for the six months ended June 30, 2009.

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

First Banks allocated the total proceeds received under the TARP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years, consistent with management’s estimates of the life of the preferred stock. Accretion of the discount on the Class C Preferred Stock was $1.6 million for the six months ended June 30, 2009.

The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. Furthermore, the agreement that First Banks entered into with the U.S. Treasury associated with the issuance of the Class C and D Preferred Stock contains limitations on certain actions of First Banks, including, but not limited to, payment of dividends and redemptions and acquisitions of First Banks’ equity securities. In addition, First Banks, under its Memorandum of Understanding with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital.  In addition, First Banks agreed not to declare any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements. On August 10, 2009, First Banks announced its intention to defer its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, First Banks also intends to suspend the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 16 to the consolidated financial statements.

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

As a result of the purchase of FCA’s minority interest in SBLS LLC, First Banks recorded an increase in additional paid-in-capital of $2.8 million and a decrease in noncontrolling interest in subsidiaries of $4.7 million during the three months ended June 30, 2009, as further described in Note 1 and Note 6 to the consolidated financial statements.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Net loss	$(96,152)	(39,884)	(187,552)	(44,612)
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(2,227)	(14,622)	1,386	(1,572)
Reclassification adjustment for available-for-sale investment securities (gains) losses included in net loss, net of tax	(424)	3,759	(770)	3,005
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	589	—	332	—
Change in unrealized gains on derivative instruments, net of tax	(1,676)	(2,119)	(4,516)	3,201
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments	(2,280)	—	(2,431)	—
Amortization of net loss related to pension liability, net of tax	33	—	69	—
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	51	—	51	—
Comprehensive loss	(102,086)	(52,866)	(193,431)	(39,978)
Comprehensive (loss) income attributable to noncontrolling interest in subsidiaries	(2,833)	33	(4,827)	178
Comprehensive loss attributable to First Banks, Inc.	$(99,253)	(52,899)	(188,604)	(40,156)

First Banks did not recognize any other-than-temporary impairment on available-for-sale debt or equity securities in earnings for the three and six months ended June 30, 2009. First Banks recognized other-than-temporary impairment on available-for-sale equity securities of $6.4 million in earnings in the second quarter of 2008, as described in Note 2 to the consolidated financial statements.

(12)	Income Taxes

The realization of First Banks’ net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies.  First Banks recorded a full valuation allowance against its net deferred tax assets at December 31, 2008. The deferred tax asset valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company is required to assess whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. Pursuant to SFAS No. 109, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, an excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years.  If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of such deferred tax asset valuation allowance.

A summary of First Banks’ deferred tax assets and deferred tax liabilities at June 30, 2009 and December 31, 2008 is as follows:

	June 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Gross deferred tax assets	$258,692	196,903
Valuation allowance	(237,791)	(160,052)
Deferred tax assets, net of valuation allowance	20,901	36,851
Deferred tax liabilities	29,615	45,565
Net deferred tax liabilities	$(8,714)	(8,714)

The Company’s valuation allowance was $237.8 million and $160.1 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, for federal income tax purposes, First Banks had net operating loss carryforwards of approximately $200.6 million and $105.8 million, respectively.

At June 30, 2009 and December 31, 2008, First Banks’ liability for uncertain tax positions, excluding interest and penalties, was $3.5 million and $3.3 million, respectively. At June 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that would affect the effective income tax rate was $1.7 and $1.6 million, respectively. During the six months ended June 30, 2009, First Banks recorded additional liabilities for unrecognized tax benefits of $137,000 that, if recognized, would decrease the provision for income taxes by $89,000.

It is First Banks’ policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At June 30, 2009 and December 31, 2008, interest accrued for unrecognized tax positions was $1.1 million and $1.0 million, respectively. The Company recorded interest expense of $63,000 and $126,000 for the three and six months ended June 30, 2009, respectively, compared to $279,000 and $430,000 for the comparable periods in 2008. There were no penalties for unrecognized tax positions accrued at June 30, 2009 and December 31, 2008, nor did First Banks recognize any expense for penalties during the three and six months ended June 30, 2009 and 2008.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions.  It is reasonably possible that the total unrecognized tax benefits as of June 30, 2009 could decrease by approximately $85,000 during the remainder of the year, as a result of the lapse of statutes of limitations and potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes is estimated to be approximately $85,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

First Banks files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. First Banks’ federal income tax returns through 2004 have been examined by the Internal Revenue Service (IRS) and except for changes to 2003 from the carryback of a 2008 casualty loss, there are no open issues for years prior to 2005.  Currently, the IRS is examining First Bank’s federal income tax returns for the years 2003 and 2005 through 2008.  These years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses. The Company has recorded a tax benefit only for those positions that meet the “more likely than not” standard. First Banks’ current estimate of the resolution of various state examinations, none of which are in process, is reflected in accrued income taxes; however, final settlement of the examinations or changes in First Banks’ estimate may result in future income tax expense or benefit.  First Bank has executed a waiver for the statute of limitations extending the period for the 2005 tax year to December 31, 2010.

(13)	Fair Value Disclosures

In accordance with SFAS No. 157, financial assets and financial liabilities that are measured at fair value subsequent to initial recognition are grouped into three levels of inputs or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the reliability of assumptions used to determine fair value. The three input levels of the valuation hierarchy are as follows:

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

The following describes valuation methodologies used to measure financial assets and financial liabilities at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

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

Loans.  The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired when, in the judgment of management based on current information and events, it is probable that payment of all amounts due under the contractual terms of the loan agreement will not be collected. Acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to acquisition date. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Once a loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114 – Accounting by Creditors for Impairment of a Loan.  Impairment is measured by reference to an observable market price, if one exists, the expected future cash flows of an impaired loan discounted at the loan’s effective interest rate, or the fair value of the collateral for a collateral-dependent loan.  In most cases, First Banks measures fair value based on the value of the collateral securing the loan.  Collateral may be in the form of real estate or personal property, including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on third party appraisals as well as internal estimates. These measurements are classified as Level 3.

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

Items Measured on a Recurring Basis.  Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are reflected in the following table:

	Fair Value Measurements
	June 30, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	33,773	—	33,773
Mortgage-backed securities	—	558,288	—	558,288
State and political subdivisions	—	17,817	—	17,817
Equity investments	4,850	10,678	—	15,528
FHLB and Federal Reserve Bank stock	—	50,882	—	50,882
Mortgage loans held for sale	—	71,359	—	71,359
Derivative instruments	—	1,342	—	1,342
Servicing rights	—	—	18,809	18,809
Total	$4,850	744,139	18,809	767,798
Liabilities:
Derivative instruments	$—	4,193	—	4,193
Nonqualified deferred compensation plan	7,952	—	—	7,952
Total	$7,952	4,193	—	12,145

	Fair Value Measurements
	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	1,846	—	1,846
Mortgage-backed securities	—	517,131	—	517,131
State and political subdivisions	—	21,209	—	21,209
Equity investments	6,318	10,678	—	16,996
FHLB and Federal Reserve Bank stock	—	47,832	—	47,832
Mortgage loans held for sale	—	18,483	—	18,483
Derivative instruments	—	583	—	583
Servicing rights	—	—	16,381	16,381
Total	$6,318	617,762	16,381	640,461
Liabilities:
Derivative instruments	$—	4,953	—	4,953
Nonqualified deferred compensation plan	7,676	—	—	7,676
Total	$7,676	4,953	—	12,629

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and six months ended June 30, 2009 and 2008:

	Servicing Rights
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$15,746	23,479	16,381	12,758
Impact of election to measure servicing rights at fair value under SFAS No. 156	—	—	—	10,443
Total gains or losses (realized/unrealized):
Included in earnings (1)	283	555	(1,702)	(1,204)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	2,780	1,689	4,130	3,726
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$18,809	25,723	18,809	25,723
_________________
(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis.  From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 are reflected in the following table:

	Fair Value Measurements
	June 30, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Loans held for sale	$—	17,464	—	17,464
Impaired loans	—	—	404,402	404,402
Total	$—	17,464	404,402	421,866

	Fair Value Measurements
	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Loans held for sale	$—	20,237	—	20,237
Impaired loans	—	—	382,105	382,105
Total	$—	20,237	382,105	402,342

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

During the first six months of 2009, certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $94.7 million during the six months ended June 30, 2009. In addition to other real estate measured at fair value upon initial recognition, First Banks recorded write-downs to the balance of other real estate of $589,000 and $1.2 million to noninterest expense for the three and six months ended June 30, 2009, respectively. Other real estate was $156.9 million at June 30, 2009, compared to $91.5 million at December 31, 2008.

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

The following summarizes the methods and assumptions used in estimating the fair value of all other financial instruments:

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

The estimated fair value of First Banks’ financial instruments at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$873,479	873,479	842,316	842,316
Investment securities:
Available for sale	676,288	676,288	605,014	605,014
Held to maturity	15,050	15,767	17,912	18,507
Loans held for portfolio	7,820,908	7,202,644	8,334,041	7,683,098
Loans held for sale	88,823	88,823	38,720	38,720
Derivative instruments	1,342	1,342	583	583
Bank-owned life insurance	26,207	26,207	118,825	118,825
Accrued interest receivable	32,511	32,511	35,773	35,773

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,337,821	1,337,821	1,241,916	1,241,916
Interest-bearing demand	929,224	929,224	935,805	935,805
Savings and money market	2,893,479	2,893,479	2,777,285	2,777,285
Time deposits	3,548,821	3,586,097	3,786,514	3,832,495
Other borrowings	439,758	445,820	575,133	576,021
Derivative instruments	4,193	4,193	4,953	4,953
Accrued interest payable	9,293	9,293	12,561	12,561
Subordinated debentures	353,866	269,946	353,828	269,946

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(453)	(453)	(419)	(419)

(14)	Derivative Financial Instruments

First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the re-pricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009		December 31, 2008
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures	$125,000	—	125,000	—
Customer interest rate swap agreements	59,696	318	16,000	85
Interest rate lock commitments	44,000	584	48,700	831
Forward commitments to sell mortgage-backed securities	99,900	511	40,300	—

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks’ credit exposure through its use of these instruments. The credit exposure represents the loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. First Banks’ credit exposure on interest rate swaps with financial institution counterparties is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. First Banks’ credit exposure on customer interest rate swap agreements is limited to the net fair value and related accrued interest receivable. At June 30, 2009 and December 31, 2008, First Banks had pledged cash of $3.3 million and $3.7 million, respectively, as collateral in connection with its interest rate swap agreements on subordinated debentures. Collateral requirements are monitored on a daily basis and adjusted as necessary.

Cash Flow Hedges – Subordinated Debentures.  First Banks has entered into four interest rate swap agreements, which have been designated as cash flow hedges, with the objective of stabilizing the long-term cost of capital and cash flow, and accordingly, net interest expense on subordinated debentures to the respective call dates of certain subordinated debentures. These swap agreements provide for First Banks to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate (LIBOR) plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis.

The amount receivable by First Banks under these swap agreements was $254,000 and $528,000 at June 30, 2009 and December 31, 2008, respectively, and the amount payable by First Banks under these swap agreements was $437,000 and $451,000 at June 30, 2009 and December 31, 2008, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks’ interest rate swap agreements designated as cash flow hedges on certain subordinated debentures as of June 30, 2009 and December 31, 2008 were as follows:

	Notional	Interest Rate	Interest Rate	Fair
Maturity Date	Amount	Paid	Received	Value
	(dollars expressed in thousands)

June 30, 2009:
July 7, 2011	$25,000	4.40%	2.78%	$(702)
December 15, 2011	50,000	4.91	2.48	(1,596)
March 30, 2012	25,000	4.71	2.21	(783)
December 15, 2012	25,000	5.57	2.88	(865)
	$125,000	4.90	2.57	$(3,946)
December 31, 2008:
July 7, 2011	$25,000	4.40%	6.40%	$(575)
December 15, 2011	50,000	4.91	3.85	(1,945)
March 30, 2012	25,000	4.71	3.08	(1,048)
December 15, 2012	25,000	5.57	4.25	(1,308)
	$125,000	4.90	4.29	$(4,876)

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

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. First Banks did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008. The net cash flows on these interest rate swap agreements are recorded as an adjustment to interest income or interest expense of the related asset or liability being hedged.

Customer Interest Rate Swap Agreements.  First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreements at June 30, 2009 and December 31, 2008 was $59.7 million and $16.0 million, respectively.

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

Interest Rate Floor Agreements Embedded in Term Repurchase Agreements.  First Bank has a term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 9 to the consolidated financial statements. The underlying securities associated with the term repurchase agreement are agency collateralized mortgage obligation securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreement was entered into with the objective of stabilizing net interest income over time, further protecting the net interest margin against changes in interest rates and providing funding for security purchases. The term repurchase agreement had a borrowing amount of $100.0 million, a maturity date of October 12, 2010, and contained an embedded interest rate floor agreement which was terminated in 2008. The interest rate floor agreement included within the term repurchase agreement represented an embedded derivative instrument which, in accordance with existing accounting literature governing derivative instruments, was not required to be separated from the term repurchase agreement and accounted for separately as a derivative financial instrument. As such, the term repurchase agreement is reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of operations. In March 2008, First Bank restructured its existing $100.0 million term repurchase agreement. The primary modifications were to: (a) increase the borrowing amount from $100.0 million to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate tied to LIBOR to a fixed rate of 3.36%; and (d) terminate the embedded interest rate floor agreement contained within the term repurchase agreement. These modifications resulted in a pre-tax gain of $5.0 million, which is reflected in noninterest income in the consolidated statements of operations.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in September 2009. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $584,000 and $831,000 at June 30, 2009 and December 31, 2008, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $511,000 and an unrealized loss of $325,000 at June 30, 2009 and December 31, 2008, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income.

The following table summarizes derivative financial instruments held by First Banks, their estimated fair values and their location in the consolidated balance sheets at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Location	Gain (Loss)	Location	Gain (Loss)
	(dollars expressed in thousands)
Derivative financial instruments designated as hedging instruments under SFAS No. 133:

Cash flow hedges – subordinated debentures	Other liabilities	$(3,946)	Other liabilities	(4,876)

Derivative financial instruments not designated as hedging instruments under SFAS No. 133:

Customer interest rate swap agreements	Other assets	$247	Other assets	76
Interest rate lock commitments	Other assets	584	Other assets	831
Forward commitments to sell
mortgage-backed securities	Other assets	511	Other assets	(325)
Total derivatives in other assets		$1,342		582

Customer interest rate swap agreements	Other liabilities	$(247)	Other liabilities	(76)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income in the consolidated balance sheets as of and for the three and six months ended June 30, 2009 and 2008 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)
Derivative financial instruments designated as hedging instruments under SFAS No. 133:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$3,939	2,967	7,877	4,767
Amount of gain (loss) recognized in other comprehensive income	—	(4,583)	—	5,805

Cash flow hedges – subordinated debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on subordinated debentures	591	93	1,019	107
Amount of gain (loss) recognized in other comprehensive income	770	4,196	(89)	3,779

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 in accumulated other comprehensive income was $11.6 million and $19.5 million on a gross basis and $7.5 million and $12.7 million, net of tax, at June 30, 2009 and December 31, 2008, respectively. The loss included in accumulated other comprehensive income related to cash flow hedges on subordinated debentures was $3.9 million and $4.9 million on a gross basis and $2.6 million and $3.2 million, net of tax, at June 30, 2009 and December 31, 2008, respectively.

The following table summarizes amounts included in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 related to non-hedging derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Derivative financial instruments not designated as hedging instruments under SFAS No. 133:

Customer interest rate swap agreements:
Net (loss) gain on derivative instruments	$—	—	401	—

Interest rate floor agreements:
Net (loss) gain on derivative instruments	—	(1,646)	—	1,786

Interest rate floor agreements embedded in Term
Repurchase Agreements:
Gain on extinguishment of term repurchase agreement	—	—	—	5,000

Interest rate lock commitments:
Gain on loans sold and held for sale	(1,331)	11	(247)	139

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	2,184	1,858	836	691

(15)	Contingent Liabilities

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank’s institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks’ option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At June 30, 2009 and December 31, 2008, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

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

On or about February 17, 2009, CFHI and the plaintiffs entered into an agreement for the settlement of the Securities Actions. Pursuant to the agreement, CFHI and its insurer will pay an amount in settlement of the claims, and CFHI, the former officer and director defendants, and the underwriter defendants will be released and dismissed with prejudice from the action. In accordance with the agreement, on March 16, 2009, CFHI paid its allocation of the settlement in the amount of $750,000, which was recorded as other expense in the consolidated statement of operations for the year ended December 31, 2008. On May 29, 2009, the settlement was approved by the Court and all claims were dismissed.

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

(16)	Subsequent Events

On August 7, 2009, First Bank entered into a Purchase and Assumption Agreement (Agreement) with Sterling Bank, headquartered in Houston, Texas, providing for the sale of certain assets and the transfer of certain liabilities of its Texas franchise to Sterling Bank. Under the terms of the Agreement, Sterling Bank is to assume approximately $500.0 million of deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, for a premium of 6.0%, or approximately $30.0 million. Sterling Bank is also expected to purchase in excess of $230.0 million of loans as well as certain other assets, including premises and equipment associated with First Bank’s Texas operations. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the fourth quarter of 2009.

On August 10, 2009, First Banks announced its intention to defer its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities. The terms of the junior subordinated notes and the related trust indentures allow First Banks to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. The deferral of these payments will begin with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. First Banks will send notices to the appropriate parties under each of the respective indentures. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, First Banks also intends to suspend the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009.

These subsequent events were disclosed in a Current Report on Form 8-K as filed with the SEC on August 10, 2009.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to the following, which are not necessarily presented in order of likelihood or significance of impact:

➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

➢
The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program and the U.S. Treasury's Capital Purchase Program and Troubled Asset Repurchase Program authorized by the Emergency Economic Stabilization Act of 2008;

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

➢	The impact of litigation generally and specifically arising out of our efforts to collect outstanding customer loans;

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

General

We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri; our wholly owned subsidiary holding company, Coast Financial Holdings, Inc., or CFHI, headquartered in Bradenton, Florida; and SFC’s majority-owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries, as listed below:

➢	First Bank Business Capital, Inc.;
➢	Missouri Valley Partners, Inc., or MVP;
➢	Adrian N. Baker & Company, or Adrian Baker;
➢	Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc., collectively UPAC;
➢	Small Business Loan Source LLC, or SBLS LLC;
➢	FB Holdings, LLC, or FB Holdings; and
➢	ILSIS, Inc.

First Bank’s subsidiaries are wholly owned except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, as of June 30, 2009.

On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank, as further described in Note 6 to the consolidated financial statements.  As such, effective April 30, 2009, First Bank owns 100% of SBLS LLC.

At June 30, 2009, we had assets of $10.40 billion, loans, net of unearned discount, of $8.20 billion, deposits of $8.71 billion and stockholders’ equity of $794.7 million, and we currently operate 210 branch banking offices in California, Florida, Illinois, Missouri and Texas.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, employee benefit and commercial and personal insurance services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide. On August 7, 2009, First Bank entered into a Purchase and Assumption Agreement with Sterling Bank, headquartered in Houston, Texas, providing for the sale of certain assets and the transfer of certain liabilities of our Texas franchise to Sterling Bank, as further described in Note 16 to our accompanying consolidated financial statements.

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

Under the terms of the Memorandum of Understanding with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital.  In addition, the Company agreed not to declare any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB. The Company received the approval of the FRB to declare the regular quarterly dividends on its preferred stock that were paid in May and June 2009 and to make its regular quarterly interest payments on its outstanding subordinated debentures for further payment to the individual holders of the respective underlying trust preferred securities in June and July 2009. However, we are not able to predict whether the FRB will approve future payment requests.

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 7 to our accompanying consolidated financial statements, at June 30, 2009, First Bank’s Tier 1 capital ratio was 8.89%, or approximately $166.7 million over the minimum level required by the agreement. As further described in Note 1 and Note 6 to our accompanying consolidated financial statements, our management has concluded that the Company and First Bank were in full compliance with all provisions of the respective informal agreements as of June 30, 2009. In addition, the Company and First Bank are committed to endeavoring to meet the requirements of the agreements in a timely manner.

On August 10, 2009, we announced our intention to defer our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, we also intend to suspend the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 16 to the consolidated financial statements.

Financial Condition

Total assets decreased $387.5 million to $10.40 billion at June 30, 2009, from $10.78 billion at December 31, 2008. The decrease in our total assets was primarily attributable to decreases in our loan portfolio, bank-owned life insurance and deferred income taxes, partially offset by increases in cash and short-term investments, our investment securities portfolio, other real estate and other assets.

Cash and cash equivalents increased $31.2 million to $873.5 million at June 30, 2009, compared to $842.3 million at December 31, 2008. The increase in cash and cash equivalents was primarily attributable to a decrease in our loan portfolio, partially offset by an increase in our investment securities portfolio and decreases in deposits and other borrowings.

Investment securities increased $68.4 million to $691.3 million at June 30, 2009, from $622.9 million at December 31, 2008. We used cash and cash equivalents to increase our available-for-sale investment securities portfolio throughout the first six months of 2009.

Loans, net of unearned discount, decreased $395.9 million to $8.20 billion at June 30, 2009, from $8.59 billion at December 31, 2008, reflecting  loan charge-offs of $159.0 million, transfers to other real estate of $94.7 million, as further discussed below, and other loan activity, including repayments and refinancing within our real estate mortgage portfolio, partially offset by increased volumes of loans held for sale pending sale into the secondary mortgage loan market. The decrease in our real estate construction and development portfolio of $333.6 million during 2009 is commensurate with our strategy of reducing our exposure to real estate loans in light of current market conditions in which many of our market sectors have experienced significant declines in real estate values, as further discussed under “—Loans and Allowance for Loan Losses.”

Bank-owned life insurance, or BOLI, decreased $92.6 million to $26.2 million at June 30, 2009, from $118.8 million at December 31, 2008. We terminated our largest BOLI policy in June 2009, resulting in a reduction in the carrying value of BOLI of approximately $93.1 million and a corresponding increase in accounts receivable, which is reflected in other assets in our consolidated balance sheets at June 30, 2009.  In July 2009, we received an initial cash payment of $90.6 million from the liquidation of the underlying assets associated with the terminated BOLI policy.

Other real estate increased $65.4 million to $156.9 million at June 30, 2009, from $91.5 million at December 31, 2008 reflecting substantially higher foreclosure activity, primarily of real estate construction and development loans, driven by continued weak economic conditions in certain of our market areas.

Other assets increased $24.2 million to $178.8 million at June 30, 2009, from $154.6 million at December 31, 2008. The increase is primarily attributable to a receivable of $93.1 million associated with the termination of our largest BOLI policy in June 2009, as previously discussed, partially offset by a refund of approximately $62.0 million of federal income taxes received in the second quarter of 2009, which was classified as an income tax receivable within other assets in our consolidated balance sheets at December 31, 2008.

Deposits decreased $32.2 million to $8.71 billion at June 30, 2009, from $8.74 billion at December 31, 2008. Time deposits decreased $237.7 million during the first six months of 2009, of which $104.0 million reflects a decline in deposits in the Certificate of Deposit Account Registry Service, or CDARS. The reduction in CDARS deposits is primarily due to management’s decision to use CDARS for placement of customer deposits and thereby earn fee income, rather than using CDARS to acquire time deposits from other banks. The decrease in time deposits was partially offset by organic growth in noninterest-bearing demand deposits and savings and money market deposits of $95.9 million and $116.2 million, respectively, through our deposit development programs, including marketing campaigns coupled with enhanced product and service offerings.

Other borrowings, which are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank, or FHLB, advances, Federal Reserve, or FRB, borrowings and federal funds purchased, decreased $135.4 million to $439.8 million at June 30, 2009, compared to $575.1 million at December 31, 2008. We utilized excess liquidity from cash and short-term investments during the first quarter of 2009 to payoff $200.0 million in FHLB advances and $100.0 million in FRB borrowings.  During the second quarter of 2009, we entered into $200.0 million in FHLB advances, as further discussed under “—Liquidity.”  In addition, our securities sold under agreements to repurchase declined by $35.3 million during the first six months of 2009 primarily due to a reduction in customer balances associated with this product segment.

Total stockholders’ equity, including noncontrolling interest in subsidiaries, was $794.7 million and $996.4 million at June 30, 2009 and December 31, 2008, respectively, reflecting a decrease of $201.7 million during the first six months of 2009. The decrease for 2009 was primarily attributable to:

➢	A net loss of $182.7 million;

➢	Dividends declared of $328,000 on our Class A and Class B preferred stock;

➢	Dividends declared of $6.0 million on our Class C and Class D preferred stock;

➢
An increase of $2.8 million in additional paid-in capital as a result of the purchase of FCA’s minority interest in SBLS LLC, as further described in Note 1 and Note 6 to the consolidated financial statements;

➢	A decrease of $5.9 million in accumulated other comprehensive income primarily due to changes in unrealized gains and losses on our derivative financial instruments and investment securities; and

➢
A decrease in noncontrolling interest in subsidiaries of $9.5 million, reflecting a decrease of $4.8 million associated with net losses in FB Holdings and SBLS LLC in addition to a decrease of $4.7 million associated with the purchase of FCA’s minority interest in SBLS LLC.

Results of Operations

Net Income.  We recorded a net loss of $93.3 million and $182.7 million for the three and six months ended June 30, 2009, respectively, compared to a net loss of $39.9 million and $44.8 million for the comparable periods in 2008. The net losses reflect the following:

➢
A provision for loan losses of $112.0 million and $220.0 million for the three and six months ended June 30, 2009, respectively, compared to $84.1 million and $130.0 million for the comparable periods in 2008;

➢
Net interest income of $75.2 million and $146.6 million for the three and six months ended June 30, 2009, respectively, compared to $86.8 million and $176.3 million for the comparable periods in 2008, which resulted in a decline in our net interest margin to 3.16% and 3.08% for the three and six months ended June 30, 2009, respectively, compared to 3.55% and 3.60% for the comparable periods in 2008;

➢	Noninterest income of $27.2 million and $52.7 million for the three and six months ended June 30, 2009, respectively, compared to $18.9 million and $52.0 million for the comparable periods in 2008;

➢
Noninterest expense of $83.5 million and $164.4 million for the three and six months ended June 30, 2009, respectively, compared to $84.6 million and $168.1 million for the comparable periods in 2008; and

➢
A provision for income taxes of $3.0 million and $2.5 million for the three and six months ended June 30, 2009, respectively, compared to a benefit for income taxes of $23.1 million and $25.1 million for the comparable periods in 2008.

The increase in our provision for loan losses in 2009 was primarily driven by increased net loan charge-offs and declining asset quality trends throughout our loan portfolio as a result of continued weak economic conditions and significant declines in real estate values, as further discussed under “—Loans and Allowance for Loan Losses.” The decline in our net interest income and our net interest margin was primarily attributable to an increase in nonaccrual loans during 2009 and a 400 basis point decrease, in aggregate, in the prime lending rate in 2008, coupled with a significant decline in the London Interbank Offered Rate, or LIBOR, during the same period, partially offset by a decrease in deposit and other interest-bearing liability costs. We are currently in an asset-sensitive balance sheet position, and as such, interest rate cuts by the Federal Reserve have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates. See further discussion under “—Net Interest Income.”

The increase in our noninterest income primarily resulted from increases in service charges on deposits and customer service fees, increased gains on loans sold and held for sale and increases in gains on investment securities; partially offset by a pre-tax gain of $5.0 million recorded on the extinguishment of a term repurchase agreement in the first quarter of 2008 and a gain of $1.8 million on the sale of various state tax credits in the second quarter of 2008. See further discussion under “—Noninterest Income.”

The decrease in noninterest expense primarily resulted from reductions in salaries and employee benefits expense attributable to profit improvement initiatives and certain staffing reductions completed in 2008 and in the first six months of 2009, and a reduction in information technology fees. These decreases were partially offset by increased FDIC insurance assessment premiums; legal, examination and professional fees; and expenses on other real estate properties, as further discussed under “—Noninterest Expense.”

The increase in the provision for income taxes primarily resulted from the consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further discussed under “—Provision for Income Taxes” and in Note 12 to our consolidated financial statements.

Net Interest Income.  Net interest income, expressed on a tax-equivalent basis, decreased to $75.4 million and $147.1 million for the three and six months ended June 30, 2009, respectively, compared to $87.1 million and $177.0 million for the comparable periods in 2008. Our net interest margin declined to 3.16% and 3.08% for the three and six months ended June 30, 2009, respectively, compared to 3.55% and 3.60% for the comparable periods in 2008. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets and liabilities, as well as the general level of interest rates and changes in interest rates. Interest income expressed on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average tax-equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the decline in our net interest margin and net interest income for the three and six months ended June 30, 2009 as compared to the same periods in 2008 to an increase in the average amount of our nonperforming loans in addition to significant declines in the prime lending rate that began in September 2007 and continued throughout 2008 and the decline in LIBOR during 2008 and 2009, as further discussed below. Our balance sheet is presently asset sensitive, and as such, our net interest margin is negatively impacted with each interest rate cut as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. The average yield earned on our interest-earning assets decreased 110 and 139 basis points to 4.93% and 4.97% for the three and six months ended June 30, 2009, respectively, compared to 6.03% and 6.36% for the same periods in 2008, while the average rate paid on our interest-bearing liabilities decreased 76 and 93 basis points to 2.09% and 2.23% for the three and six months ended June 30, 2009, respectively, compared to 2.85% and 3.16% for the same periods in 2008. Our average interest-earning assets decreased $312.7 million and $268.1 million to $9.56 billion and $9.62 billion for the three and six months ended June 30, 2009, respectively, from $9.87 billion and $9.89 billion for the comparable periods in 2008, primarily attributable to decreases in average loans and average investment securities, partially offset by an increase in average short-term investments. Average interest-bearing liabilities decreased $505.5 million and $483.4 million to $8.09 billion and $8.16 billion for the three and six months ended June 30, 2009, respectively, from $8.60 billion and $8.64 billion for the comparable periods in 2008. Our net interest income for the three and six months ended June 30, 2009 and 2008 was positively impacted by an increase in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, as further discussed below. Our net interest margin for the second quarter of 2009 increased 16 basis points from our net interest margin of 3.00% for the first quarter of 2009, primarily attributable to a decline in the cost of our interest-bearing liabilities of 28 basis points, partially offset by a decrease in the yield on our interest-earning assets of eight basis points.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $109.8 million and $221.4 million for the three and six months ended June 30, 2009, respectively, compared to $138.3 million and $291.2 million for the comparable periods in 2008. Average loans, net of unearned discount, decreased $696.5 million and $551.9 million to $8.35 billion and $8.45 billion for the three and six months ended June 30, 2009, respectively, from $9.05 billion and $9.00 billion for the comparable periods in 2008. The decrease in average loans primarily reflects a decrease in internal growth, loan charge-offs and transfers of certain loans to other real estate. The yield on our loan portfolio decreased 88 and 122 basis points to 5.27% and 5.29% for the three and six months ended June 30, 2009, respectively, compared to 6.15% and 6.51% for the comparable periods in 2008. The yield on our loan portfolio continues to be adversely impacted by the decrease in the prime lending rate throughout 2008 to historically low levels and the significant decrease in the LIBOR rate throughout 2008 and 2009, as a significant portion of our loan portfolio is priced to the prime lending and LIBOR rate indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the significant increase in the average level of nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 35 and 33 basis points during the three and six months ended June 30, 2009, respectively, compared to approximately 28 and 24 basis points during the comparable periods in 2008. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $3.9 million and $7.9 million for the three and six months ended June 30, 2009, respectively, compared to $3.0 million and $4.8 million for the same periods in 2008. During 2009, we have been re-pricing our loan portfolio to be more reflective of current market conditions by implementing interest rate floors and increasing margins to prime lending and LIBOR rates in accordance with the respective borrower’s credit risk profile.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $7.3 million and $15.0 million for the three and six months ended June 30, 2009, respectively, compared to $9.6 million and $21.2 million for the comparable periods in 2008. Average investment securities were $683.9 million and $671.2 million for the three and six months ended June 30, 2009, respectively, compared to $791.2 million and $866.8 million for the comparable periods in 2008. The reduction in our average investment securities reflects the utilization of funds provided by maturities and sales of investment securities to increase our average short-term investments. The yield earned on our investment portfolio was 4.30% and 4.49% for the three and six months ended June 30, 2009, respectively, compared to 4.90% and 4.93% for the comparable periods in 2008, reflecting the decline in short-term interest rates.

Interest income on our short-term investments was $394,000 and $904,000 for the three and six months ended June 30, 2009, respectively, compared to $154,000 and $316,000 for the comparable periods in 2008. Average short-term investments were $522.9 million and $504.3 million for the three and six months ended June 30, 2009, respectively, compared to $31.8 million and $25.0 million for the comparable periods in 2008. The increase in the average balance of short-term investments was primarily due to a higher level of liquidity in the first six months of 2009 as compared to 2008. The yield earned on our short-term investments was 0.30% and 0.36% for the three and six months ended June 30, 2009, respectively, compared to 1.95% and 2.54% for the comparable periods in 2008, reflecting a significant decline in short-term interest rates. The majority of funds in our short-term investments during 2009 were maintained in our correspondent bank account with the Federal Reserve Bank of St. Louis, which currently earns 0.25%.

Interest expense on our interest-bearing deposits decreased to $36.1 million and $77.3 million for the three and six months ended June 30, 2009, respectively, compared to $51.5 million and $115.6 million for the comparable periods in 2008. Average interest-bearing deposits decreased to $7.36 billion and $7.39 billion for the three and six months ended June 30, 2009, respectively, compared to $7.59 billion and $7.68 billion for the comparable periods in 2008, reflecting anticipated run-off of higher rate certificates of deposits, partially offset by organic growth through deposit development programs. The mix of our deposit portfolio volumes reflects a shift from time deposits to savings and money market deposits. The decrease in average interest-bearing deposits for the first six months of

2009 compared to the same period in 2008 is comprised of decreases in average time deposits of $273.4 million and decreases in average interest-bearing demand deposits of $45.2 million; partially offset by an increase in average savings and money market deposits of $30.6 million. The Florida region accounted for $161.6 million of the decrease in our average time deposits, which was anticipated as part of our planned post-acquisition strategy to improve the net interest margin in this region. These time deposits carried substantially higher interest rates than those throughout our other markets. The aggregate weighted average rate paid on our deposit portfolio was 1.97% and 2.11% for the three and six months ended June 30, 2009, respectively, compared to 2.73% and 3.03% for the comparable periods in 2008, and 2.25% for the first quarter of 2009, reflective of the declining interest rate environment, an anticipated run-off of higher rate certificates of deposit and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 3.17% and 3.27% for the three and six months ended June 30, 2009, respectively, from 3.84% and 4.14% for the comparable periods in 2008; the average rate paid on our savings and money market deposit portfolio declined to 1.04% and 1.26% for the three and six months ended June 30, 2009, respectively, from 2.02% and 2.30% for the comparable periods in 2008; and the average rate paid on our interest-bearing demand deposits declined to 0.20% for the three and six months ended June 30, 2009, from 0.55% and 0.68% for the comparable periods in 2008, respectively. We anticipate continued reductions in our deposit costs throughout 2009 as certain of our certificates of deposit and money market accounts re-price from promotional rates to current market interest rates.

Interest expense on our other borrowings was $1.7 million and $4.0 million for the three and six months ended June 30, 2009, respectively, compared to $3.9 million and $7.8 million for the comparable periods in 2008. Average other borrowings were $378.6 million and $417.0 million for the three and six months ended June 30, 2009, respectively, compared to $611.6 million and $571.4 million for the comparable periods in 2008. The aggregate weighted average rate paid on our other borrowings was 1.78% and 1.94% for the three and six months ended June 30, 2009, respectively, compared to 2.54% and 2.74% for the comparable periods in 2008. The decrease in the weighted average rate paid on our other borrowings reflects the reduction in short-term interest rates during the periods, as previously discussed.

Interest expense on our notes payable was $18,000 and $37,000 for the three and six months ended June 30, 2009, respectively, compared to $696,000 and $1.3 million for the comparable periods in 2008. We did not have any balances outstanding under our notes payable during 2009. Our notes payable averaged $42.5 million and $41.0 million for the three and six months ended June 30, 2008, respectively. The aggregate weighted average rate paid on our notes payable was 6.58% and 6.20% for the three and six months ended June 30, 2008, respectively. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 4.60% and 4.63% for the three and six months ended June 30, 2008, respectively. The decrease in our average notes payable during the periods is attributable to contractual payments and additional prepayments made on our outstanding notes payable. Specifically, during the second quarter of 2008, we were advanced $30.0 million under a new secured revolving line of credit with an affiliated entity and utilized the proceeds of the advance to terminate and repay in full all of the obligations under our former secured credit facility with a group of unaffiliated financial institutions. During the third quarter of 2008, we repaid in full the outstanding balance on our new secured revolving line of credit.  Subsequent to that time, we did not borrow any additional funds on the new secured line of credit, which matured on June 30, 2009, as further discussed in Note 9 to our consolidated financial statements.

Interest expense on our subordinated debentures was $4.3 million and $8.8 million for the three and six months ended June 30, 2009, respectively, compared to $4.9 million and $11.1 million for the comparable periods in 2008. Average subordinated debentures were $353.9 million and $353.8 million for the three and six months ended June 30, 2009, respectively, compared to $353.8 million for the three and six months ended June 30, 2008. The aggregate weighted average rate paid on our subordinated debentures was 4.88% and 5.02% for the three and six months ended June 30, 2009, respectively, compared to 5.61% and 6.31% for the comparable periods in 2008. The aggregate weighted average rates and the level of interest expense reflect: (a) the reduction in LIBOR rates, and the impact to the related spreads to LIBOR during the periods; and (b) the entrance into four interest rate swap agreements with a notional amount of $125.0 million in aggregate during March 2008 that effectively converted the interest payments on certain of our subordinated debentures from a variable rate to a fixed rate, as further described under “—Interest Rate Risk Management” and in Note 10 and Note 14 to our consolidated financial statements. At June 30, 2009, a total of $282.5 million, or 79.4%, of our subordinated debentures were variable rate, of which $128.9 million, or 36.2%, were effectively converted to fixed rates through the respective call dates upon entrance into the interest rate swap agreements discussed above. Interest expense on subordinated debentures includes interest expense associated with our interest rate swap agreements of $591,000 and $1.0 million for the three and six months ended June 30, 2009, respectively, compared to $93,000 and $107,000 for the comparable periods in 2008.

The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,						Six Months Ended June 30,
	2009			2008			2009			2008
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)

ASSETS

Interest-earning assets:
Loans (1)(2)(3)(4)	$8,349,589	109,769	5.27%	$9,046,080	138,290	6.15%	$8,446,557	221,415	5.29%	$8,998,416	291,182	6.51%
Investment securities (4)	683,938	7,329	4.30	791,206	9,635	4.90	671,185	14,960	4.49	866,807	21,237	4.93
Short-term investments	522,867	394	0.30	31,770	154	1.95	504,334	904	0.36	24,991	316	2.54
Total interest-earning assets	9,556,394	117,492	4.93	9,869,056	148,079	6.03	9,622,076	237,279	4.97	9,890,214	312,735	6.36
Nonearning assets	825,115			904,886			859,953			918,862
Total assets	$10,381,509			$10,773,942			$10,482,029			$10,809,076

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$952,081	467	0.20%	$972,832	1,321	0.55%	$940,700	920	0.20%	$985,914	3,353	0.68%
Savings and money market	2,838,233	7,386	1.04	2,872,992	14,417	2.02	2,821,611	17,641	1.26	2,791,048	31,944	2.30
Time deposits of $100 or more	1,216,202	9,732	3.21	1,333,043	13,016	3.93	1,230,892	20,208	3.31	1,415,813	29,785	4.23
Other time deposits	2,351,878	18,506	3.16	2,409,569	22,728	3.79	2,395,941	38,559	3.25	2,484,457	50,515	4.09
Total interest-bearing deposits	7,358,394	36,091	1.97	7,588,436	51,482	2.73	7,389,144	77,328	2.11	7,677,232	115,597	3.03
Other borrowings	378,570	1,677	1.78	611,619	3,859	2.54	416,988	4,018	1.94	571,417	7,787	2.74
Notes payable (5)	—	18	—	42,525	696	6.58	—	37	—	40,999	1,265	6.20
Subordinated debentures (3)	353,857	4,304	4.88	353,781	4,933	5.61	353,848	8,810	5.02	353,771	11,098	6.31
Total interest-bearing liabilities	8,090,821	42,090	2.09	8,596,361	60,970	2.85	8,159,980	90,193	2.23	8,643,419	135,747	3.16
Noninterest-bearing liabilities:
Demand deposits	1,315,541			1,225,073			1,285,832			1,210,424
Other liabilities	100,937			91,858			107,795			99,570
Total liabilities	9,507,299			9,913,292			9,553,607			9,953,413
Stockholders’ equity	874,210			860,650			928,422			855,663
Total liabilities and stockholders’ equity	$10,381,509			$10,773,942			$10,482,029			$10,809,076

Net interest income		75,402			87,109			147,086			176,988
Interest rate spread			2.84			3.18			2.74			3.20
Net interest margin (6)			3.16%			3.55%			3.08%			3.60%
____________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $230,000 and $478,000 for the three and six months ended June 30, 2009, respectively, and $326,000 and $678,000 for the comparable periods in 2008.

(5)
Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 4.60% and 4.63% for the three and six months ended June 30, 2008, respectively.

(6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Compared to 2008			Compared to 2008
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)
Taxable	$(9,996)	(18,365)	(28,361)	(17,093)	(52,297)	(69,390)
Tax-exempt (4)	(30)	(130)	(160)	(73)	(304)	(377)
Investment securities:
Taxable	(1,105)	(1,087)	(2,192)	(4,287)	(1,796)	(6,083)
Tax-exempt (4)	(136)	22	(114)	(250)	56	(194)
Short-term investments	475	(235)	240	1,080	(492)	588
Total interest income	(10,792)	(19,795)	(30,587)	(20,623)	(54,833)	(75,456)
Interest paid on:
Interest-bearing demand deposits	(28)	(826)	(854)	(148)	(2,285)	(2,433)
Savings and money market deposits	(171)	(6,860)	(7,031)	342	(14,645)	(14,303)
Time deposits	(1,583)	(5,923)	(7,506)	(5,387)	(16,146)	(21,533)
Other borrowings	(1,222)	(960)	(2,182)	(1,812)	(1,957)	(3,769)
Notes payable (5)	(339)	(339)	(678)	(614)	(614)	(1,228)
Subordinated debentures (3)	1	(630)	(629)	2	(2,290)	(2,288)
Total interest expense	(3,342)	(15,538)	(18,880)	(7,617)	(37,937)	(45,554)
Net interest income	$(7,450)	(4,257)	(11,707)	(13,006)	(16,896)	(29,902)
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effect of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Provision for Loan Losses.  We recorded a provision for loan losses of $112.0 million for the three months ended June 30, 2009, compared to $84.1 million for the comparable period in 2008. We recorded a provision for loan losses of $220.0 million for the six months ended June 30, 2009, compared to $130.0 million for the comparable period in 2008. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and declining asset quality trends throughout our loan portfolio as a result of continued weak economic conditions and significant declines in real estate values, as further discussed under “—Loans and Allowance for Loan Losses.”

Our nonperforming loans were $494.4 million at June 30, 2009, compared to $475.7 million at March 31, 2009 and $442.4 million at December 31, 2008. Our net loan charge-offs were $81.2 million and $152.9 million for the three and six months ended June 30, 2009, respectively, compared to $68.3 million and $97.4 million for the comparable periods in 2008. Our annualized net loan charge-offs were 3.90% and 3.65% of average loans for the three and six months ended June 30, 2009, respectively, compared to 3.04% and 2.18% for the same periods in 2008. Loan charge-offs were $84.2 million and $159.0 million for the three and six months ended June 30, 2009, respectively, compared to $69.6 million and $100.9 million for the comparable periods in 2008, and loan recoveries were $3.0 million and $6.1 million for the three and six months ended June 30, 2009, respectively, compared to $1.3 million and $3.5 million for the comparable periods in 2008, as further discussed under “—Loans and Allowance for Loan Losses.”.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income.   Noninterest income was $27.2 million and $52.7 million for the three and six months ended June 30, 2009, respectively, compared to $18.9 million and $52.0 million for the comparable periods in 2008. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, investment management income, insurance fee and commission income, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees increased to $14.1 million and $27.2 million for the three and six months ended June 30, 2009, respectively, from $13.1 million and $25.2 million for the comparable periods in 2008. The increase in service charges and customer service fees is primarily attributable to an increase in retail non-sufficient funds and returned check fee income as well as an increase in commercial service charges resulting from our efforts to control fee waivers and a decrease in the earnings credit rate due to the decline in short-term interest rates throughout the periods.

Gains on loans sold and held for sale increased to $3.4 million and $7.5 million for the three and six months ended June 30, 2009, respectively, compared to $968,000 and $2.6 million for the comparable periods in 2008. The increase is primarily attributable to an increase in the volume of mortgage loans originated and subsequently sold in the secondary market resulting from increased levels of refinancing of one-to-four family residential real estate loans in light of declining mortgage interest rates experienced during the first six months of 2009.

We recorded net gains on investment securities of $652,000 and $1.2 million for the three and six months ended June 30, 2009, respectively, compared to net losses on investment securities of $5.8 million and $4.6 million for the comparable periods in 2008. During the first six months of 2009, we sold certain available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments. We recognized other-than-temporary impairment on available-for-sale securities of $6.4 million in the second quarter of 2008 on an equity investment in the common stock of a single company in the financial services industry, which management considers to have been primarily caused by economic events impacting the financial services industry as a whole. This impairment loss was partially offset by a gain of approximately $867,000 on the sale of approximately $81.5 million of mortgage-backed available-for-sale investment securities during the first quarter of 2008.

BOLI investment income was $196,000 and $562,000 for the three and six months ended June 30, 2009, respectively, compared to $724,000 and $1.7 million for the same periods in 2008. The decrease reflects the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program and overall market conditions. In June 2009, we terminated our largest insurance policy resulting in a reduction in the carrying value of our BOLI investment of approximately $93.1 million, as previously discussed. We did not record any gain or loss for the three and six months ended June 30, 2009 as a result of the termination of this insurance policy.

Investment management income generated by MVP, our institutional money management subsidiary, was $531,000 and $1.1 million for the three and six months ended June 30, 2009, respectively, compared to $686,000 and $2.0 million for the same periods in 2008, reflecting decreased portfolio management fee income associated with a decline in assets under management.

Insurance fee and commission income generated by Adrian Baker, our insurance brokerage agency, was $1.9 million and $4.2 million for the three and six months ended June 30, 2009, respectively, compared to $1.9 million and $3.9 million for the comparable periods in 2008, reflecting higher customer volumes and contingency fees earned from certain insurance underwriters partially offset by reduced premium rates attributable to the overall soft insurance market conditions experienced in the industry.

We recorded net gains of zero and $401,000 on derivative instruments for the three and six months ended June 30, 2009, respectively.  We recorded net losses of $1.6 million and net gains of $1.8 million for the three and six months ended June 30, 2008, respectively. The net gain for 2009 is attributable to income generated from the issuance of customer interest rate swap agreements in the first quarter of 2009. The net loss for the three months ended June 30, 2008 and the net gain for the six months ended June 30, 2008 were primarily attributable to changes in the fair value of our interest rate floor agreements. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program. We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements, as further described under “—Interest Rate Risk Management” and in Note 14 to our consolidated financial statements.

We recorded a net gain of $283,000 and a net loss of $1.7 million associated with changes in the fair value of mortgage and SBA servicing rights for the three and six months ended June 30, 2009, respectively. We recorded a net gain of $555,000 and a net loss of $1.2 million associated with changes in the fair value of mortgage and SBA servicing rights for the three and six months ended June 30, 2008, respectively. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds. The change also reflects changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio. During the three months ended June 30, 2009, mortgage interest rates increased and estimated prepayment speeds declined resulting in a net gain for this time period.

Loan servicing fees were $2.2 million and $4.4 million for the three and six months ended June 30, 2009, respectively, compared to $2.1 million and $4.2 million for the comparable periods in 2008. The fees are primarily attributable to fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns. The increase is due to an increase in the balance of loans serviced, partially offset by increased interest shortfall on serviced residential mortgage loans attributable to accelerated payoffs due to increased refinancing levels. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

In March 2008, we restructured a $100.0 million term repurchase agreement, which included the following primary modifications: (a) increased the borrowing amount to $120.0 million; (b) extended the maturity date from October 12, 2010 to April 12, 2012; (c) converted the interest rate from a variable rate to a fixed rate of 3.36%; and (d) terminated the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in the recognition of the pre-tax gain of $5.0 million recorded in the three months ended March 31, 2008, as further described in Note 9 and Note 14 to our consolidated financial statements.

Other income was $4.0 million and $7.9 million for the three and six months ended June 30, 2009, respectively, compared to $6.3 million and $11.4 million for the comparable periods in 2008. The decrease is primarily attributable to the following:

➢
Recoveries of certain loan principal balances that had been previously charged off by the financial institutions prior to their acquisition by First Banks of $67,000 and $94,000 for the three and six months ended June 30, 2009, respectively, compared to $686,000 and $1.5 million for the same periods in 2008;

➢	Income of $1.8 million recognized in the second quarter of 2008 on the sale of various state tax credits; and

➢
A gain recognized in the first quarter of 2008 on the Visa, Inc., or Visa, initial public offering of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa’s initial public offering; partially offset by

➢
Gains on sales of other real estate of $737,000 and $1.5 million for the three and six months ended June 30, 2009, respectively, compared to losses on sales of other real estate of $170,000 and $290,000 for the comparable periods in 2008.

Noninterest Expense. Noninterest expense was $83.5 million and $164.4 million for the three and six months ended June 30, 2009, respectively, compared to $84.6 million and $168.1 million for the comparable periods in 2008. The decrease in noninterest expense was primarily attributable to our continued efforts to improve our expense levels through certain profit improvement initiatives that were implemented throughout 2008 and 2009, partially offset by increased FDIC insurance assessment premiums and expenses associated with the increased level of nonperforming assets, including expenses on other real estate properties and professional fees.

Salaries and employee benefits expense decreased to $31.4 million and $64.1 million for the three and six months ended June 30, 2009, respectively, from $37.1 million and $77.7 million for the comparable periods in 2008. The overall decrease in salaries and employee benefits expense is primarily attributable to certain staff reductions during 2008 and during the first six months of 2009. Our total full-time equivalent employees (FTEs) decreased to approximately 2,140 at June 30, 2009, from 2,200 at December 31, 2008 and 2,340 at June 30, 2008, representing a decrease of 2.7% and 8.5%, respectively. The decrease in salaries and employee benefits expense also reflects a decline in incentive compensation expense commensurate with our earnings performance and a decline in other benefits expenses including our 401(k) matching contribution which was eliminated, effective April 1, 2009.

Occupancy, net of rental income, and furniture and equipment expense was $14.3 million and $29.2 million for the three and six months ended June 30, 2009, respectively, compared to $14.4 million and $29.8 million for the same periods in 2008. The decrease in 2009 reflects reduced furniture, fixtures and equipment expenditures associated with prior expansion activities and certain branch closures, partially offset by an increase in real estate property taxes as well as occupancy related expenses as a result of standard rental increases pursuant to existing lease obligations at several of our branch banking and operations facilities.

Postage, printing and supplies expense decreased to $1.3 million and $2.7 million for the three and six months ended June 30, 2009, respectively, from $1.7 million and $3.3 million for the comparable periods in 2008. The decrease in 2009 reflects a decrease in office supplies and check printing expenses resulting from profit improvement initiatives.

Information technology and item processing fees decreased to $7.8 million and $16.0 million for the three and six months ended June 30, 2009, respectively, from $9.1 million and $18.4 million for the comparable periods in 2008. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions, our small business lending and institutional money management subsidiaries, and Adrian Baker and UPAC. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P.

Legal, examination and professional fees were $4.1 million and $8.2 million for the three and six months ended June 30, 2009, respectively, compared to $4.5 million and $7.3 million for the comparable periods in 2008. The increase for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily reflects higher legal expenses related to collection and foreclosure efforts associated with the increase in nonperforming assets, partially offset by expenses incurred in the prior year related to internal investigations, including the investigation commissioned by our Audit Committee regarding certain matters associated with the mortgage banking division and the resulting restatement of our consolidated financial statements. The decrease for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, reflects expenses incurred in the prior year related to internal investigations and ongoing litigation matters, including those assumed through the acquisition of Coast Bank of Florida; partially offset by higher legal expenses related to the increase in nonperforming assets. We anticipate legal, examination and professional fees will remain at higher than historical levels until economic conditions stabilize as a result of higher legal and professional fees associated with foreclosure efforts on problem loans, other collection efforts and ongoing litigation matters.

Amortization of intangible assets decreased to $2.3 million and $4.7 million for the three and six months ended June 30, 2009, respectively, from $2.8 million and $5.6 million for the comparable periods in 2008, attributable to the completion of the amortization period of certain core deposit and other intangible assets.

Advertising and business development expense decreased to $569,000 and $1.5 million for the three and six months ended June 30, 2009, respectively, from $2.0 million and $3.4 million for the comparable periods in 2008, reflecting certain profit improvement initiatives and management’s efforts to reduce these expenditures in light of the current economic environment.

FDIC insurance expense increased to $10.0 million and $14.1 million for the three and six months ended June 30, 2009, respectively, from $2.1 million and $3.0 million for the comparable periods in 2008. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums and were depleted in 2008. Our premium rates increased in the first quarter of 2009 and again in the second quarter of 2009, and are expected to continue to increase in the future based on our risk assessment rating in addition to recent developments within the banking industry, including the failure of other financial institutions. In May 2009, the FDIC adopted a final rule imposing a special assessment of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, to be collected on September 30, 2009. We recorded expense of $4.8 million related to the special assessment during the second quarter of 2009.

Expenses on other real estate increased to $3.0 million and $7.5 million for the three and six months ended June 30, 2009, respectively, from $1.3 million and $1.9 million for the comparable periods in 2008. The increase in other real estate expenses is primarily attributable to expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties as well as other property preservation related expenses. The balance of our other real estate properties increased to $156.9 million at June 30, 2009, from $145.8 million at March 31, 2009, $91.5 million at December 31, 2008 and $20.0 million at June 30, 2008. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the increase in our other real estate balances and the expected future transfer of certain of our nonperforming loans into our other real estate portfolio.

Other expense was $8.7 million and $16.3 million for the three and six months ended June 30, 2009, respectively, compared to $9.8 million and $17.7 million for the comparable periods in 2008. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The decrease in other expense is attributable to profit improvement initiatives and management’s efforts to reduce overall expense levels, partially offset by an increase in overdraft losses, and an increase in loan expenses attributable to collection efforts related to asset quality matters.

Provision for Income Taxes. We recorded a provision for income taxes of $3.0 million and $2.5 million for the three and six months ended June 30, 2009, respectively, compared to a benefit for income taxes of $23.1 million and $25.1 million for the three and six months ended June 30, 2008, respectively. The increase in the provision for income taxes primarily resulted from the consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 12 to our consolidated financial statements.

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

The derivative financial instruments we held as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009		December 31, 2008
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures	$125,000	—	125,000	—
Customer interest rate swap agreements	59,696	—	16,000	—
Interest rate lock commitments	44,000	584	48,700	831
Forward commitments to sell mortgage-backed securities	99,900	511	40,300	—

We realized net interest income on our derivative financial instruments of $3.3 million and $6.9 million for the three and six months ended June 30, 2009, respectively, compared to $2.9 million and $4.7 million for the comparable periods in 2008. The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods.

We recorded net gains of zero and $401,000 on derivative instruments for the three and six months ended June 30, 2009, respectively, attributable to income generated from the issuance of our customer interest rate swap agreements. We recorded net losses of $1.6 million and net gains of $1.8 million on derivative instruments for the three and six months ended June 30, 2008, respectively. The net loss for the three months ended June 30, 2008 and the net gain for the six months ended June 30, 2008 were primarily attributable to changes in the fair value of our interest rate floor agreements. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program.

Our derivative financial instruments are more fully described in Note 14 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 93.5% and 93.4% of our total interest income for the three and six months ended June 30, 2009, respectively, compared to 93.5% and 93.2% for the comparable periods in 2008.

Loans, net of unearned discount, decreased $395.9 million to $8.20 billion, or 78.9% of our assets, at June 30, 2009, compared to $8.59 billion, or 79.7% of our assets, at December 31, 2008. The following table summarizes the composition of our loan portfolio at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Commercial, financial and agricultural	$2,456,057	2,575,505
Real estate construction and development	1,238,616	1,572,212
Real estate mortgage:
One-to-four family residential	1,450,678	1,553,366
Multi-family residential	241,803	220,404
Commercial real estate	2,656,696	2,562,598
Consumer and installment, net of unearned discount	64,375	70,170
Loans held for sale	88,823	38,720
Loans, net of unearned discount	8,197,048	8,592,975

We attribute the net decrease in our loan portfolio during the first six months of 2009 primarily to:

➢
A decrease of $119.4 million in our commercial, financial and agricultural portfolio, reflecting a decline in internal loan production within this portfolio and loan charge-offs of $51.4 million, primarily comprised of three significant charge-offs totaling approximately $36.2 million, as further discussed below;

➢
A decrease of $333.6 million in our real estate construction and development portfolio primarily resulting from our efforts to reduce the exposure in our construction and development portfolio in light of the current economic environment within our market areas. The decrease during the first six months of 2009 reflects loan charge-offs of $48.1 million, transfers to other real estate and other loan activity, including transfers of loans from real estate construction and development to commercial real estate and multi-family residential real estate in accordance with regulatory guidelines. Of the remaining balance in our real estate construction and development portfolio of $1.24 billion, $227.4 million, or 18.4%, is on nonaccrual status at June 30, 2009. The following table summarizes the composition of our real estate construction and development portfolio by region as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(dollars expressed in thousands)
Northern California	$133,886	234,942
Southern California	470,699	504,354
Chicago	154,700	185,054
Metropolitan St. Louis, Missouri	193,884	230,254
Texas	205,567	283,993
Florida	16,816	37,242
Other	63,064	96,373
Total	$1,238,616	1,572,212

Within our real estate construction and development portfolio, we have experienced the most distress in our Northern and Southern California and Chicago regions. Of the remaining Northern California portfolio balance of $133.9 million, $47.3 million, or 35.3%, of loans were in a nonperforming status as of June 30, 2009; of the remaining Southern California portfolio balance of $470.7 million, $76.4 million, or 16.2%, of loans were in a nonperforming status as of June 30, 2009; and of the remaining Chicago portfolio balance of $154.7 million, $59.6 million, or 38.5%, of loans were in a nonperforming status as of June 30, 2009. We also experienced continued distress within our Florida and metropolitan St. Louis regions, as further discussed below; and

➢
A decrease of $102.7 million in our one-to-four family residential real estate loan portfolio primarily attributable to loan charge-offs of $51.8 million, transfers to other real estate and payments, partially offset by an increase in our home equity loan portfolio of $19.4 million. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

One-to-four family residential real estate:
Non-Mortgage Division portfolio	$421,084	455,545
Mortgage Division portfolio, excluding Florida	377,975	427,821
Florida Mortgage Division portfolio	202,104	239,906
Home equity portfolio	449,515	430,094
Total	$1,450,678	1,553,366

We have not incurred significant losses or delinquencies within our Non-Mortgage Division loan portfolio, which consists of prime mortgage loans originated to customers from our retail branch banking network.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans. At June 30, 2009, approximately $188.7 million of the Mortgage Division portfolio consisted of prime mortgages and the remaining $189.3 million consisted of Alt A and sub-prime mortgages. We continue to experience significant distress within this portfolio of loans. We recorded net loan charge-offs of $23.2 million on this portfolio for the six months ended June 30, 2009 as a result of charging these loans down to 67.5% of current appraised values at the time these loans became nonperforming loans, which represents an estimate of average sale transactions based on ongoing sale activity. As of June 30, 2009, approximately 23.6% of this portfolio is delinquent or restructured, consisting of loans 30-89 days delinquent of $14.0 million, restructured loans of $19.6 million and nonaccrual loans of $55.4 million.

Our Florida portfolio was acquired in the CFHI acquisition. We incurred net loan charge-offs of $20.8 million on this portfolio during the first six months of 2009. As of June 30, 2009, approximately 22.6% of the Florida portfolio is delinquent or restructured, consisting of loans 30-89 days delinquent of $10.7 million, restructured loans of $6.1 million and nonaccrual loans of $28.9 million.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. We have not incurred significant losses or delinquencies within this portfolio of loans.

These decreases in our loan portfolio were partially offset by:

➢
An increase of $94.1 million in our commercial real estate loan portfolio primarily due to transfers of loans from real estate construction and development to commercial real estate upon completion of the construction of the underlying projects related to such loans, partially offset by our efforts to reduce our exposure to commercial real estate in the current economic environment and loan charge-offs of $6.9 million;

➢
An increase of $50.1 million in our loans held for sale portfolio resulting from increased levels of refinancing of one-to-four family residential real estate loans in light of lower mortgage interest rates during the first six months of 2009, coupled with the timing of increased loan originations and subsequent sales in the secondary mortgage market; and

➢
An increase of $21.4 million in multi-family residential real estate loans primarily attributable to transfers of loans from real estate construction and development to multi-family residential real estate upon completion of the construction of the underlying projects related to such loans.

The overall change in the mix of our loan portfolio is commensurate with our strategy of reducing our exposure to real estate, particularly construction and land development, in the current economic environment in which many of our market sectors have experienced significant declines in real estate values.

Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(dollars expressed in thousands)
Commercial, financial and agricultural:
Nonaccrual	$81,456	40,647
Real estate construction and development:
Nonaccrual	227,362	270,444
Real estate mortgage:
One-to-four family residential:
Nonaccrual	102,160	83,140
Restructured	25,734	24,641
Multi-family residential:
Nonaccrual	4,379	545
Commercial real estate:
Nonaccrual	53,119	23,009
Consumer and installment:
Nonaccrual	154	—
Total nonperforming loans	494,364	442,426
Other real estate	156,944	91,524
Total nonperforming assets	$651,308	533,950

Loans, net of unearned discount	$8,197,048	8,592,975

Loans past due 90 days or more and still accruing	$41,897	7,094

Ratio of:
Allowance for loan losses to loans	3.51%	2.56%
Nonperforming loans to loans	6.03	5.15
Allowance for loan losses to nonperforming loans	58.12	49.77
Nonperforming assets to loans and other real estate	7.80	6.15

Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $494.4 million at June 30, 2009, compared to $475.7 million at March 31, 2009 and $442.4 million at December 31, 2008. Nonperforming loans were 6.03% of loans, net of unearned discount, at June 30, 2009, compared to 5.65% at March 31, 2009 and 5.15% at December 31, 2008. Other real estate owned increased to $156.9 million at June 30, 2009, from $145.8 million at March 31, 2009 and $91.5 million at December 31, 2008. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $651.3 million at June 30, 2009, compared to $621.5 million at March 31, 2009 and $534.0 million at December 31, 2008. Loans past due 90 days or more and still accruing interest increased to $41.9 million at June 30, 2009, from $7.3 million at March 31, 2009 and $7.1 million at December 31, 2008.

Our nonperforming assets at June 30, 2009 included $15.9 million of nonaccrual loans and $87.3 million of other real estate owned, or $103.2 million of nonperforming assets, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an affiliated entity. As such, FB Holdings owned approximately 15.9% of our nonperforming assets at June 30, 2009. Our nonperforming assets at December 31, 2008 included $61.0 million of nonaccrual loans and $51.9 million of other real estate owned, or $112.9 million of nonperforming assets, in aggregate, held by FB Holdings, and as such, FCA owned approximately 21.1% of our nonperforming assets at December 31, 2008.

Nonperforming assets increased $117.4 million, or 22.0%, to $651.3 million at June 30, 2009 from nonperforming assets of $534.0 million at December 31, 2008. The following table summarizes the composition of our nonperforming assets by region / business segment at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$85,614	67,591
Florida	71,851	81,303
Northern California real estate	114,018	103,325
Southern California real estate	86,044	77,349
Chicago real estate	64,202	46,272
Metropolitan St. Louis, Missouri real estate	50,739	56,031
Texas real estate	30,230	27,143
First Bank Business Capital, Inc.	11,733	24,501
Northern California commercial and industrial	23,217	861
Southern California commercial and industrial	31,774	3,007
Texas commercial and industrial	27,002	4,566
Other	54,884	42,001
Total nonperforming assets	$651,308	533,950

We attribute the $117.4 million increase in our nonperforming assets during the first six months of 2009 to the following:

➢
An increase in nonaccrual loans of $40.8 million in our commercial, financial and agricultural portfolio primarily resulting from continued weak economic conditions nationwide, including: (a) the additions of individual credits of $10.0 million, net of a $10.7 million charge-off, and $12.5 million in our Northern California region placed on nonaccrual status; (b) the addition of a single $20.0 million credit in our Southern California market placed on nonaccrual status, net of a $10.0 million charge-off; (c) an increase in nonaccrual loans of $21.0 million in our Texas region, primarily attributable to the addition of a single $16.5 million credit placed on nonaccrual status; partially offset by (d) loan charge-offs of $15.5 million recorded in the first six months of 2009 on a single credit relationship in our First Bank Business Capital, Inc. subsidiary, which was on nonaccrual status at December 31, 2008;

➢	An increase in nonaccrual loans of $30.1 million in our commercial real estate portfolio primarily driven by continued weak economic conditions and significant declines in real estate values;

➢
An overall net increase in nonaccrual loans of $19.0 million in our one-to-four family residential real estate loan portfolio primarily driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our one-to-four family residential nonaccrual loans in our Mortgage Banking division, excluding Florida, increased $16.9 million, from $38.5 million at December 31, 2008 to $55.4 million at June 30, 2009. Our one-to-four family residential nonaccrual loans in our Florida region decreased $1.8 million, from $30.7 million at December 31, 2008 to $28.9 million at June 30, 2009. The remaining increase in our one-to-four family residential nonaccrual loans of $3.9 million occurred in our Non-Mortgage division portfolio;

➢
An increase in one-to-four family restructured loans of $1.1 million to $25.7 million at June 30, 2009, consisting of total restructured loans of $29.8 million, partially offset by $4.1 million of restructured loans classified as nonaccrual in the one-to-four family residential real estate loan category. Restructured loans (not classified as nonaccrual) within our mortgage banking division and Florida region were $19.6 million and $6.1 million, respectively, at June 30, 2009. Throughout 2008 and the first six months of 2009, certain one-to-four family residential mortgage loans in our Florida region and mortgage banking division, primarily located in California, were restructured, whereby the contractual interest rate was reduced over a certain time period due to concentrated efforts to work with borrowers to facilitate appropriate loan terms in light of ongoing market conditions and individual borrower circumstances. As of June 30, 2009, we had total restructured loans of $29.8 million, of which $4.1 million, or 13.6%, were on nonaccrual status and $2.6 million, or 8.7% were delinquent. As such, 22.3% of our restructured loans were delinquent or on nonaccrual status at June 30, 2009;

➢	An increase in nonaccrual loans of $3.8 million in our multi-family residential real estate mortgage loans portfolio; and

➢
An increase in other real estate owned of $65.4 million to $156.9 million at June 30, 2009, primarily resulting from the foreclosure of real estate construction and development loans throughout the first six months of 2009.

These increases in nonperforming asset levels were partially offset by:

➢
A decrease in nonaccrual loans of $43.1 million in our real estate construction and development loan portfolio primarily driven by loan charge-offs of $48.1 million and transfers to other real estate, partially offset by additional asset quality deterioration within this portfolio. We continue to experience deterioration in our real estate construction and development portfolio as a result of weak economic conditions and significant continued declines in real estate values and we expect these trends to continue until market conditions stabilize, both on a nationwide basis and in our primary market areas.

We expect the declining and unstable market conditions associated with our one-to-four family residential mortgage loan portfolio, our real estate construction and development portfolio and our commercial real estate portfolio to continue, which will likely continue to impact the overall level of our nonperforming loans, loan charge-offs and provision for loan losses and other real estate balances associated with these segments of our loan portfolio.

Loans past due 90 days or more and still accruing interest increased to $41.9 million at June 30, 2009, from $7.3 million at March 31, 2009 and $7.1 million at December 31, 2008, respectively. The increase in loans past due 90 days or more and still accruing interest is primarily attributable to two credit relationships totaling approximately $32.0 million in aggregate that were considered problem loans and were renewed subsequent to June 30, 2009. Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. Management considers the nonperforming loan trends in its overall assessment of the adequacy of the allowance for loan losses.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $9.5 million and $3.0 million at June 30, 2009, respectively, and $57.9 million and $30.4 million at June 30, 2008, respectively. Changes in the carrying amount of impaired loans acquired in acquisitions for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$4,443	42,067	9,997	46,003
Transfers to other real estate	(517)	(2,883)	(3,291)	(5,206)
Loans charged-off	(641)	(3,672)	(3,189)	(5,060)
Payments and settlements	(244)	(5,129)	(476)	(5,354)
Balance, end of period	$3,041	30,383	3,041	30,383

There was no allowance for loan losses related to these loans as these loans were recorded at lower of cost or fair value at June 30, 2009 and December 31, 2008. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at June 30, 2009 and December 31, 2008.

Our allowance for loan losses as a percentage of loans, net of unearned discount, was 3.51% at June 30, 2009, 3.05% at March 31, 2009, and 2.56% at December 31, 2008. The increase in this ratio is primarily due to the increase in nonperforming and other problem loans, which increased our provision for loan losses, and the overall reduction in the balance of our loan portfolio during the six months ended June 30, 2009. Our allowance for loan losses as a percentage of nonperforming loans was 58.12%, 53.93%, and 49.77% at June 30, 2009, March 31, 2009 and December 31, 2008, respectively. Our allowance for loan losses increased to $287.3 million at June 30, 2009, from $256.6 million at March 31, 2009 and $220.2 million at December 31, 2008.

Changes in the allowance for loan losses for the three and six months ended June 30, 2009, respectively, and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$256,551	185,184	220,214	168,391
Loans charged-off:
Commercial, financial and agricultural	(27,245)	(3,851)	(51,356)	(5,616)
Real estate construction and development	(30,149)	(50,679)	(48,139)	(68,402)
Real estate mortgage:
One-to-four family residential loans	(23,041)	(12,381)	(51,818)	(23,724)
Multi-family residential loans	(304)	(19)	(304)	(19)
Commercial real estate loans	(3,159)	(2,244)	(6,851)	(2,429)
Consumer and installment	(322)	(392)	(566)	(715)
Total loans charged-off	(84,220)	(69,566)	(159,034)	(100,905)
Recoveries of loans previously charged-off:
Commercial financial and agricultural	1,786	889	2,442	2,343
Real estate construction and development	215	144	666	540
Real estate mortgage:
One-to-four family residential loans	695	48	1,842	229
Multi-family residential loans	—	2	—	2
Commercial real estate loans	240	112	1,061	184
Consumer and installment	50	91	126	173
Recoveries of loans previously charged-off	2,986	1,286	6,137	3,471
Net loans charged-off	(81,234)	(68,280)	(152,897)	(97,434)
Provision for loan losses	112,000	84,053	220,000	130,000
Balance, end of period	$287,317	200,957	287,317	200,957

We recorded net loan charge-offs of $81.2 million and $152.9 million for the three and six months ended June 30, 2009, respectively, compared to $68.3 million and $97.4 million for the comparable periods in 2008. Our annualized net loan charge-offs as a percentage of average loans was 3.65% for the first six months of 2009, compared to 2.18% for the comparable period in 2008. The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$12,481	9,225	23,188	18,766
Florida	15,124	5,985	34,980	8,302
Northern California real estate	6,082	41,394	9,766	57,276
Southern California real estate	4,401	1,034	10,853	1,034
Chicago real estate	11,837	(2)	15,226	(2)
Metropolitan St. Louis, Missouri real estate	110	996	(7)	994
Texas real estate	390	2,814	2,020	3,223
First Bank Business Capital, Inc.	8,225	(91)	18,695	(91)
Northern California commercial and industrial	11,403	(12)	11,400	(21)
Southern California commercial and industrial	439	699	10,553	1,246
Other	10,742	6,238	16,223	6,707
Total net loan charge-offs	$81,234	68,280	152,897	97,434

We attribute the increase in our net loan charge-offs to the following:

➢
Net loan charge-offs of $25.5 million and $48.9 million recorded for the three and six months ended June 30, 2009, respectively, associated with our commercial, financial and agricultural portfolio, compared to $3.0 million and $3.3 million for the comparable periods in 2008, reflecting declining market conditions within certain sectors of this portfolio that began in the first quarter of 2009. Specifically in this portfolio, we recorded $15.5 million in aggregate loan charge-offs on a single credit in our First Bank Business Capital, Inc. subsidiary during the first six months of 2009, as well as a $10.7 million loan charge-off on a single credit in our Northern California market area that went on nonaccrual status during the second quarter of 2009, and a $10.0 million loan charge-off on a single credit in our Southern California market area that went on nonaccrual status during the first quarter of 2009;

➢
Net loan charge-offs of $29.9 million and $47.5 million recorded for the three and six months ended June 30, 2009, respectively, associated with our real estate construction and development portfolio, compared to $50.5 million and $67.9 million for the comparable periods in 2008. We continue to experience significant distress and drastically declining market conditions within our Northern and Southern California, Chicago and St. Louis real estate markets, resulting in increased developer inventories, slower lot and home sales and significantly declining real estate values;

➢
Net loan charge-offs of $12.5 million and $23.2 million recorded for the three and six months ended June 30, 2009, respectively, associated with our mortgage division, excluding Florida, compared to $9.2 million and $18.8 million for the comparable periods in 2008; and

➢
Net loan charge-offs of $15.1 million and $35.0 million recorded for the three and six months ended June 30, 2009, respectively, associated with our Florida region, compared to $6.0 million and $8.3 million for the comparable periods in 2008, including $6.8 million and $20.8 million, and $220,000 and $407,000, of net loan charge-offs, respectively, on our Florida one-to-four family residential portfolio.

We continue to experience deterioration in our one-to-four family residential portfolios as a result of weak economic conditions in the nationwide housing markets, increasing unemployment rates and significant declines in real estate values in all of our markets. Should real estate values further decline as a result of current economic conditions, we may continue to experience deterioration within our loan portfolio, and as a result, continued increased loan charge-offs.

We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the severely weakened economic environment that has directly impacted and continues to impact many of our market segments. Specifically, we continue to focus on loan portfolio segments in which we have experienced significant loan charge-offs and on loan portfolio segments that could generate additional loan charge-offs in the future, such as commercial real estate. We consider these factors in our overall assessment of the adequacy of our allowance for loan losses.

As of June 30, 2009 and December 31, 2008, $433.1 million and $224.1 million, respectively, of loans not included in the nonperforming assets table above were identified by management as having potential credit problems, or problem loans. The increase in the level of problem loans during 2009 reflects continued weak economic conditions in the nationwide housing markets, increasing unemployment rates and ongoing significant declines in real estate values in all of our markets. We continue our efforts to reduce nonperforming and problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

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

Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in our loan portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. Furthermore, management has implemented additional procedures to analyze concentrations in our real estate portfolio in light of current economic and market conditions. These procedures include enhanced reporting to track land, lot, construction and finished inventory levels within our real estate construction and development portfolio. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the changes in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of operations.

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

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, including certificates issued through the CDARS program, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB, the FRB and other borrowings. The aggregate funds acquired from these sources were $1.65 billion and $1.83 billion at June 30, 2009 and December 31, 2008, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings at June 30, 2009:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)

Three months or less	$406,359	119,082	525,441
Over three months through six months	386,255	—	386,255
Over six months through twelve months	284,004	100,000	384,004
Over twelve months	137,717	220,676	358,393
Total	$1,214,335	439,758	1,654,093

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. First Bank’s borrowing capacity under the agreement was approximately $882.8 million and $1.14 billion at June 30, 2009 and December 31, 2008, respectively. We had FRB borrowings outstanding of zero and $100.0 million at June 30, 2009 and December 31, 2008, respectively, as further discussed below.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $837.6 million and $911.1 million at June 30, 2009 and December 31, 2008, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. We had FHLB advances outstanding of $200.7 million at June 30, 2009 and December 31, 2008. Standby letters of credit issued by the FHLB on First Bank’s behalf were $99.5 million and $127.1 million at June 30, 2009 and December 31, 2008, respectively.

To increase our liquidity in 2008 in light of uncertain market conditions and increased loan funding needs, First Bank entered into four $100.0 million FHLB advances scheduled to mature in November 2008, January 2009, February 2009 and July 2009, at fixed interest rates of 2.23%, 3.16%, 2.92%, and 2.53%, respectively. In September 2008 and November 2008, we prepaid two $100.0 million FHLB advances that were scheduled to mature in November 2008 and January 2009, respectively, and incurred prepayment penalties of $3,000 and $117,000, respectively. In November 2008, we replaced the higher rate FHLB advance with a borrowing of $100.0 million from the FRB with a substantially lower interest rate of 0.42%. In February 2009, funds available from short-term investments were utilized to repay the $100.0 million FHLB advance and the $100.0 million FRB borrowing upon maturity. In March 2009, we prepaid the remaining $100.0 million FHLB advance that was scheduled to mature in July 2009 and incurred a prepayment penalty of $357,000, which was recorded as interest expense on other borrowings, as further described in Note 9 to our consolidated financial statements. In April 2009, we entered into two $100.0 million FHLB advances that mature in April 2010 and April 2011 at fixed interest rates of 1.69% and 1.77%, respectively. In July 2009, we entered into two $100.0 million FHLB advances that mature in July 2010 and July 2011 at fixed interest rates of 0.85% and 1.49%, respectively, and in August 2009, we entered into a $100.0 million FHLB advance that matures in August 2012 at a fixed interest rate of 2.20%.

First Banks had a borrowing relationship with its affiliated entity, Investors of America, LP, which provided for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. This borrowing relationship matured on June 30, 2009, as further described in Note 6 and Note 9 to our consolidated financial statements. First Banks did not have any balances outstanding on this borrowing arrangement at June 30, 2009 or December 31, 2008. The Company is currently required to obtain prior approval from the FRB prior to incurring additional debt obligations, in accordance with the provisions of the informal agreements further described under “—Regulatory Matters.”

Our loan-to-deposit ratio decreased to 94.1% at June 30, 2009, from 98.3% at December 31, 2008. Cash and cash equivalents increased $31.2 million to $873.5 million at June 30, 2009, compared to $842.3 million at December 31, 2008. We continue to closely monitor liquidity and implement actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, changes in loan funding needs, operating and debt service requirements and current deposit trends.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at June 30, 2009 were as follows:

	Less than		1-3	3-5	Over
	1 Year		Years	Years	5 Years	Total (1)
	(dollars expressed in thousands)

Operating leases	$16,231		27,206	18,513	45,370	107,320
Certificates of deposit (2)	3,093,956		426,288	28,013	564	3,548,821
Other borrowings (2)	219,082		220,676	—	—	439,758
Subordinated debentures (2)	—		—	—	353,866	353,866
Preferred stock issued under the TARP (2) (3)	—		—	—	310,170	310,170
Other contractual obligations	786	(4)	373	244	7	1,410
Total	$3,330,055		674,543	46,770	709,977	4,761,345
________________
(1)
Amounts exclude FIN 48 unrecognized tax liabilities of $3.5 million and related accrued interest expense of $1.1 million for which the timing of payment of such liabilities cannot be reasonably estimated as of June 30, 2009.

(2)
Amounts exclude the related interest expense and dividends accrued on these obligations as of June 30, 2009. As further described under “—Regulatory Matters,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(3)	Amounts payable upon redemption of the Class C and Class D preferred stock issued under the TARP of $295.4 million and $14.8 million, respectively.
(4)	Includes an accrued expense related to our remaining estimated indemnification obligation, as a member bank, to share certain litigation costs of Visa.

We agreed, among other things, not to declare or pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Regulatory Matters.”  On August 10, 2009, we announced our intention to defer our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated notes. Accordingly, we also intend to suspend the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 16 to the consolidated financial statements.

Management believes the available liquidity will be sufficient to permit the distribution of dividends to us sufficient to meet our operating requirements, both on a short-term and long-term basis.  However, our ability to receive future dividends from First Bank to assist us in meeting our operating requirements, both on a short-term and long-term basis, is subject to regulatory approval, as further described above and under “—Regulatory Matters.”

Effects of New Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141(R) – Business Combinations. SFAS No. 141(R) significantly changes how entities apply the acquisition method to business combinations. The most significant changes affecting how entities account for business combinations under SFAS No. 141(R) include: (a) the acquisition date is the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree are stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, are expensed as incurred; (f) transaction costs are expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. SFAS No. 141(R) is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The adoption of SFAS No. 141(R) did not have a material impact on our financial condition, results of operations or the disclosures that are presented in our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161

requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy (fair value hedge, cash flow hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We implemented SFAS No. 161 on January 1, 2009 and the required disclosures are reported in Note 14 to our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS No. 157, Fair Value Measurements, to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. We adopted the provisions of FSP SFAS 157-4 during the second quarter of 2009, which did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009 and are applied prospectively. We adopted the provisions of FSP 157-4 and SFAS 124-2 during the second quarter of 2009 which did not have a material impact on our consolidated financial statements. The interim disclosures required by FSP SFAS 115-2 and SFAS 124-2 are reported in Note 2 and Note 11 to our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board, or APB, Opinion 28-1 – Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB Opinion 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB Opinion 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009 and is applied prospectively. The interim disclosures required by FSP SFAS 107-1 and APB Opinion 28-1 are reported in Note 13 to our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 – Subsequent Events. SFAS No. 165 incorporates accounting and disclosure requirements related to subsequent events into U.S. generally accepted accounting principles, or GAAP, making management directly responsible for subsequent-events accounting and disclosure. SFAS No. 165 sets forth: (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS No. 165 in the second quarter of 2009, which did not have a material impact on our consolidated financial statements or the disclosures that are presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 – Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. We are currently evaluating the requirements of SFAS No. 166, which are not expected to significantly impact our consolidated financial statements or the disclosures that will be presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 – Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) – Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. We are currently evaluating the requirements of SFAS No. 167, which are not expected to significantly impact our consolidated financial statements or the disclosures that will be presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM, or Codification, will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission, or SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. Once effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently evaluating the requirements of SFAS No. 168 to determine their impact our consolidated financial statements and the disclosures that will be presented in our consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2008, our risk management program’s simulation model indicated a loss of projected net interest income should interest rates decline. We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicated a pre-tax projected loss of approximately 3.6% of net interest income, based on assets and liabilities at December 31, 2008. At June 30, 2009, we remain in an “asset-sensitive” position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

Our asset-sensitive position, coupled with the effect of cuts in interest rates throughout 2008, has negatively impacted our net interest income and will continue to impact the level of our net interest income throughout 2009, as reflected in our net interest margin for the three and six months ended June 30, 2009 as compared to the same periods in 2008, and further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required by this item is set forth in Note 15, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.

In the ordinary course of business, we and our subsidiaries become involved in legal proceedings including litigation arising out of our efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against us. Our management, in consultation with legal counsel, believes the ultimate resolution of these existing proceedings will not have a material adverse effect on our business, financial condition or results of operations.

As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements appearing elsewhere in this report, the Company and First Bank have entered into informal agreements with the Federal Reserve Bank of St. Louis and the Missouri Division of Finance.

Item 4 – Submission of Matters to a Vote of Security Holders

At the April 23, 2009 Annual Meeting of Shareholders of First Banks, Messrs. James F. Dierberg, Allen H. Blake, James A. Cooper, Gordon A. Gundaker, Terrance M. McCarthy, David L. Steward and Douglas H. Yaeger were unanimously re-elected.

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

Date:     August 13, 2009

FIRST BANKS, INC.

By:	/s/ Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lisa K. Vansickle
Lisa K. Vansickle
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)