Form 10-Q
period 2009-09-30
FIRST BANKS, INC
filed 2009-11-16
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2009

Common Stock, $250.00 par value	23,661

First Banks, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

First Banks, Inc.

Consolidated Balance Sheets – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$113,845	166,161
Short-term investments	1,534,136	676,155
Total cash and cash equivalents	1,647,981	842,316
Investment securities:
Available for sale	619,614	557,182
Held to maturity (fair value of $15,780 and $18,507, respectively)	14,662	17,912
Total investment securities	634,276	575,094
Loans:
Commercial, financial and agricultural	2,176,680	2,575,505
Real estate construction and development	1,134,585	1,572,212
Real estate mortgage	4,121,072	4,336,368
Consumer and installment	59,459	77,877
Loans held for sale	37,464	38,720
Total loans	7,529,260	8,600,682
Unearned discount	(6,250)	(7,707)
Allowance for loan losses	(290,738)	(220,214)
Net loans	7,232,272	8,372,761
FHLB and Federal Reserve Bank stock, at cost	66,756	47,832
Bank premises and equipment, net	211,200	236,528
Goodwill and other intangible assets	262,791	306,800
Bank-owned life insurance	26,288	118,825
Deferred income taxes	29,747	36,851
Other real estate	163,981	91,524
Other assets	99,319	154,623
Assets held for sale	19,862	—
Assets of discontinued operations	286,003	—
Total assets	$10,680,476	10,783,154

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,230,470	1,241,916
Interest-bearing demand	927,664	935,805
Savings and money market	2,725,686	2,777,285
Time deposits of $100 or more	1,105,322	1,254,652
Other time deposits	2,156,220	2,531,862
Total deposits	8,145,362	8,741,520
Other borrowings	818,704	575,133
Subordinated debentures	353,885	353,828
Deferred income taxes	38,461	45,565
Accrued expenses and other liabilities	67,784	70,753
Liabilities held for sale	45,530	—
Liabilities of discontinued operations	511,959	—
Total liabilities	9,981,685	9,786,799

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	280,524	278,057
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	9,685
Retained earnings	250,028	536,714
Accumulated other comprehensive income	914	6,195
Total First Banks, Inc. stockholders’ equity	580,267	866,972
Noncontrolling interest in subsidiaries	118,524	129,383
Total stockholders’ equity	698,791	996,355
Total liabilities and stockholders’ equity	$10,680,476	10,783,154

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Operations – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$102,529	131,445	318,002	416,259
Investment securities	6,121	8,199	19,845	27,787
FHLB and Federal Reserve Bank stock	629	684	1,573	1,964
Short-term investments	763	839	1,664	1,137
Total interest income	110,042	141,167	341,084	447,147
Interest expense:
Deposits:
Interest-bearing demand	423	1,129	1,246	4,218
Savings and money market	6,574	13,545	23,199	42,440
Time deposits of $100 or more	8,214	10,881	26,909	38,389
Other time deposits	16,220	20,561	52,974	68,495
Other borrowings	2,859	3,874	6,873	11,623
Notes payable	—	45	37	1,310
Subordinated debentures	3,555	4,980	12,365	16,078
Total interest expense	37,845	55,015	123,603	182,553
Net interest income	72,197	86,152	217,481	264,594
Provision for loan losses	107,000	99,000	327,000	229,000
Net interest (loss) income after provision for loan losses	(34,803)	(12,848)	(109,519)	35,594
Noninterest income:
Service charges on deposit accounts and customer service fees	13,411	13,429	38,427	36,645
Gain on loans sold and held for sale	2,193	908	9,562	3,199
Net gain (loss) on investment securities	3,095	(1,092)	4,279	(5,715)
Bank-owned life insurance investment income	84	554	646	2,251
Net (loss) gain on derivative instruments	(4,838)	(57)	(4,437)	1,729
Decrease in fair value of servicing rights	(684)	(5,304)	(2,386)	(6,508)
Loan servicing fees	2,165	2,258	6,419	6,383
Gain on extinguishment of term repurchase agreement	—	—	—	5,000
Other	1,913	4,161	9,722	15,445
Total noninterest income	17,339	14,857	62,232	58,429
Noninterest expense:
Salaries and employee benefits	27,358	31,588	83,794	99,528
Occupancy, net of rental income	8,379	8,740	25,005	25,403
Furniture and equipment	4,631	4,969	14,206	15,164
Postage, printing and supplies	1,142	1,406	3,702	4,555
Information technology fees	7,505	8,754	23,497	27,097
Legal, examination and professional fees	3,725	4,049	11,142	10,552
Amortization of intangible assets	1,695	2,173	5,138	6,511
Advertising and business development	420	1,731	1,838	5,010
FDIC insurance	4,929	1,431	18,240	4,308
Expenses on other real estate	3,911	1,918	11,414	3,791
Other	8,955	9,748	23,782	25,887
Total noninterest expense	72,650	76,507	221,758	227,806
Loss from continuing operations before provision(benefit) for income taxes	(90,114)	(74,498)	(269,045)	(133,783)
Provision (benefit) for income taxes	58	(51,448)	2,516	(72,450)
Net loss from continuing operations, net of tax	(90,172)	(23,050)	(271,561)	(61,333)
Loss from discontinued operations, net of tax	(2,285)	(2,065)	(8,448)	(8,394)
Net loss	(92,457)	(25,115)	(280,009)	(69,727)
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(1,380)	(154)	(6,207)	24
Net loss attributable to First Banks, Inc.	$(91,077)	(24,961)	(273,802)	(69,751)

Net loss available to common stockholders	$(95,961)	(25,157)	(288,699)	(70,275)

Basic loss per common share from continuing operations	$(3,959.09)	(975.97)	(11,844.42)	(2,615.35)
Basic loss per common share from discontinued operations	$(96.57)	(87.27)	(357.05)	(354.76)
Basic loss per common share	$(4,055.66)	(1,063.24)	(12,201.47)	(2,970.11)

Diluted loss per common share from continuing operations	$(3,959.09)	(975.97)	(11,844.42)	(2,615.35)
Diluted loss per common share from discontinued operations	$(96.57)	(87.27)	(357.05)	(354.76)
Diluted loss per common share	$(4,055.66)	(1,063.24)	(12,201.47)	(2,970.11)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss) – (Unaudited)

Nine Months Ended September 30, 2009 and Year Ended December 31, 2008
(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 31, 2007	$13,063	5,915	9,685	818,343	(4,929)	5,544	847,621
Comprehensive loss:
Net loss	—	—	—	(287,155)	—	(1,158)	(288,313)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	6,043	—	6,043
Reclassification adjustment for investment securities losses included in net loss, net of tax	—	—	—	—	5,694	—	5,694
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	1,745	—	1,745
Reclassification adjustment for establishment of deferred tax asset valuation allowance on derivatives	—	—	—	—	(1,707)	—	(1,707)
Pension liability adjustment, net of tax	—	—	—	—	(651)	—	(651)
Total comprehensive loss							(277,189)
Change in noncontrolling interest ownership	—	—	—	—	—	124,997	124,997
Cumulative effect of change in accounting principle	—	—	—	6,312	—	—	6,312
Issuance of Class C Preferred Stock	278,057	—	—	—	—	—	278,057
Issuance of Class D Preferred Stock	17,343	—	—	—	—	—	17,343
Preferred stock dividends declared	—	—	—	(786)	—	—	(786)
Balance, December 31, 2008	308,463	5,915	9,685	536,714	6,195	129,383	996,355
Comprehensive loss:
Net loss	—	—	—	(273,802)	—	(6,207)	(280,009)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	4,939	—	4,939
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(2,781)	—	(2,781)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(4,511)	—	(4,511)
Amortization of net loss related to pension plan liability, net of tax	—	—	—	—	104	—	104
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	(3,032)	—	(3,032)
Total comprehensive loss							(285,290)
Purchase of noncontrolling interest in SBLS LLC	—	—	2,795	—	—	(4,652)	(1,857)
Accretion of discount on preferred stock	2,467	—	—	(2,467)	—	—	—
Preferred stock dividends declared	—	—	—	(10,417)	—	—	(10,417)
Balance, September 30, 2009	$310,930	5,915	12,480	250,028	914	118,524	698,791

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Cash Flows – (Unaudited)
(dollars expressed in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(273,802)	(69,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	17,730	18,611
Amortization of intangible assets	6,973	8,346
Originations of loans held for sale	(469,061)	(168,726)
Proceeds from sales of loans held for sale	479,010	226,187
Payments received on loans held for sale	1,697	13,560
Provision for loan losses	327,000	229,000
Benefit for current income taxes	(31,084)	(66,611)
(Benefit) provision for deferred income taxes	(84,261)	10,913
Increase (decrease) in deferred tax asset valuation allowance	117,861	(22,243)
Decrease in accrued interest receivable	5,006	16,034
Decrease in accrued interest payable	(2,399)	(4,867)
Decrease in current income taxes receivable	62,050	3,067
Gain on loans sold and held for sale	(9,725)	(3,556)
Net (gain) loss on investment securities	(4,279)	5,715
Net loss (gain) on derivative instruments	4,437	(1,729)
Decrease in fair value of servicing rights	2,386	6,508
Gain on extinguishment of term repurchase agreement	—	(5,000)
Other operating activities, net	9,313	17,071
Net (loss) income attributable to noncontrolling interest in subsidiaries	(6,207)	24
Net cash provided by operating activities	152,645	212,553
Cash flows from investing activities:
Cash paid for earn-out consideration to Adrian N. Baker & Company	(2,939)	(2,920)
Proceeds from sales of investment securities available for sale	311,776	351,751
Maturities of investment securities available for sale	606,716	278,426
Maturities of investment securities held to maturity	3,234	1,411
Purchases of investment securities available for sale	(974,403)	(314,474)
Purchases of investment securities held to maturity	—	(1,557)
Redemptions of FHLB and Federal Reserve Bank stock	4,742	14,705
Purchases of FHLB and Federal Reserve Bank stock	(23,666)	(26,557)
Proceeds from sales of commercial loans held for sale	1,366	3,421
Net decrease (increase) in loans	408,000	(276,128)
Recoveries of loans previously charged-off	9,936	5,998
Purchases of bank premises and equipment	(12,254)	(19,377)
Net proceeds from sales of other real estate owned	38,625	11,170
Proceeds from termination of BOLI policy	90,578	—
Cash paid for purchase of noncontrolling interest in SBLS LLC	(1,857)	—
Cash received for noncontrolling interest in FB Holdings, LLC	—	115,000
Other investing activities, net	(2,124)	1,987
Net cash provided by investing activities	457,730	142,856
Cash flows from financing activities:
Increase in demand, savings and money market deposits	260,667	148,356
Decrease in time deposits	(308,099)	(405,155)
Decrease in Federal Reserve Bank advances	(100,000)	—
Advances drawn on Federal Home Loan Bank advances	600,000	890,000
Repayments of Federal Home Loan Bank advances	(200,052)	(590,130)
Decrease in federal funds purchased	—	(76,500)
Decrease in securities sold under agreements to repurchase	(50,861)	(41,065)
Advances drawn on notes payable	—	55,000
Repayments of notes payable	—	(94,000)
Payment of preferred stock dividends	(6,365)	(524)
Net cash provided by (used in) financing activities	195,290	(114,018)
Net increase in cash and cash equivalents	805,665	241,391
Cash and cash equivalents, beginning of period	842,316	231,675
Cash and cash equivalents, end of period	$1,647,981	473,066

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$132,419	199,799
Income taxes	(61,858)	(14,427)
Noncash investing and financing activities:
Cumulative effect of change in accounting principle	$—	6,312
Loans transferred to other real estate	127,189	49,778

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2008 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In connection with the preparation of the consolidated financial statements, First Banks has evaluated subsequent events after the consolidated balance sheet date of September 30, 2009 through November 13, 2009, the date the financial statements were issued.

Principles of Consolidation.  The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below, and in Note 8 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2008 amounts have been made to conform to the 2009 presentation. All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for discussion regarding discontinued operations and certain assets and liabilities held for sale at September 30, 2009.

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

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc. (collectively, UPAC); FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); and ILSIS, Inc. All of the subsidiaries are wholly owned as of September 30, 2009, except FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), as further described in Note 8 to the consolidated financial statements. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank. As such, effective April 30, 2009, First Bank owned 100.0% of SBLS LLC, as further described in Note 8 to the consolidated financial statements. On September 30, 2009, First Bank purchased all of the loans and certain other assets and assumed all of the liabilities of SBLS LLC.

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

Significant Accounting Policies. In June 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles, which was subsequently incorporated into Accounting Standards CodificationTM, or ASC, Topic 105, “Generally Accepted Accounting Principles.” This accounting pronouncement establishes the FASB ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission, or SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. The ASC, which became effective for financial statements issued for interim and annual periods ending after September 15, 2009, supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. First Banks adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, which did not have a material impact on First Banks’ consolidated financial statements or the disclosures presented in its consolidated financial statements.

On January 1, 2009, First Banks implemented SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, “Consolidation.” ASC Topic 810 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify noncontrolling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The implementation of ASC Topic 810 on January 1, 2009 resulted in the noncontrolling interest in subsidiaries of $129.4 million being reclassified from a liability to a component of stockholders’ equity in the consolidated balance sheets.

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

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 9 to the consolidated financial statements, at September 30, 2009, First Bank’s Tier 1 capital ratio was 8.91%, or approximately $159.8 million over the minimum level required by the agreement. The Company and First Bank were in full compliance with all provisions of the respective informal agreements as of September 30, 2009 and December 31, 2008, and are committed to endeavoring to meet the requirements of the agreements in a timely manner.

On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. The terms of the junior subordinated notes and the related trust indentures allow First Banks to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty; however, First Banks continues to accrue interest on its subordinated debentures in its consolidated financial statements. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, First Banks also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to the consolidated financial statements. In conjunction with this election, First Banks suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C and Class D preferred stock.

(2)	Discontinued Operations and Assets and Liabilities Held for Sale

Discontinued Operations.  On August 7, 2009, First Bank signed a Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas region (Texas) to Sterling Bank (Sterling), headquartered in Houston, Texas. Under the terms of the agreement, Sterling is to purchase approximately $236.6 million in loans as well as certain other assets, including premises and equipment associated with First Bank’s Texas operations. Sterling is also to assume approximately $503.3 million of deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, for a premium of 6.0%, or approximately $30.0 million. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the fourth quarter of 2009. First Banks applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold in Texas as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of First Banks’ Capital Optimization Plan (Capital Plan) to preserve risk-based capital during the current and continuing economic downturn. See further discussion of First Banks’ Capital Plan under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —General – Recent Developments.”

On September 18, 2009, First Bank, Adrian N. Baker & Company (ANB) and MVP signed a Stock Purchase Agreement that provided for the sale of First Bank’s subsidiaries, ANB and MVP, to AHM Corporation Holdings, Inc. (AHM). Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.8 million. The sale of ANB was completed on September 30, 2009 and resulted in a pre-tax gain on the sale of $527,000. ANB, which was previously reported in the First Bank segment, was sold as part of First Banks’ Capital Plan. The MVP transaction was subsequently terminated by First Bank on November 9, 2009. MVP was previously reported in the First Bank segment. First Banks applied discontinued operations accounting to ANB and MVP as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008.

Assets and liabilities of discontinued operations at September 30, 2009 were as follows:

	September 30, 2009
	Texas	MVP	Total
	(dollars expressed in thousands)

Cash and due from banks	$5,383	—	5,383
Loans:
Commercial, financial and agricultural	119,358	—	119,358
Real estate construction and development	24,803	—	24,803
Residential real estate	20,492	—	20,492
Multi-family residential	5,413	—	5,413
Commercial real estate	60,258	—	60,258
Consumer and installment	6,272	—	6,272
Total loans	236,596	—	236,596
Bank premises and equipment, net	18,432	19	18,451
Goodwill and other intangible assets	24,962	—	24,962
Other assets	—	611	611
Assets of discontinued operations	$285,373	630	286,003
Deposits:
Noninterest-bearing demand	$89,713	—	89,713
Interest-bearing demand	43,833	—	43,833
Savings and money market	177,754	—	177,754
Time deposits of $100 or more	87,563	—	87,563
Other time deposits	104,421	—	104,421
Total deposits	503,284	—	503,284
Other borrowings	5,516	—	5,516
Accrued expenses and other liabilities	1,238	1,921	3,159
Liabilities of discontinued operations	$510,038	1,921	511,959

Loss from discontinued operations, net of tax, for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended				Three Months Ended
	September 30, 2009				September 30, 2008
	Texas	MVP	ANB	Total	Texas	MVP	ANB	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$3,158	—	—	3,158	3,120	—	—	3,120
Other interest income	—	—	2	2	—	—	10	10
Total interest income	3,158	—	2	3,160	3,120	—	10	3,130
Interest expense:
Interest on deposits	1,979	—	—	1,979	3,160	—	—	3,160
Other borrowings	3	—	—	3	17	—	—	17
Total interest expense	1,982	—	—	1,982	3,177	—	—	3,177
Net interest income (loss)	1,176	—	2	1,178	(57)	—	10	(47)
Provision for loan losses	—	—	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	1,176	—	2	1,178	(57)	—	10	(47)
Noninterest income:
Service charges and customer service fees	1,137	—	—	1,137	1,122	—	—	1,122
Gain on loans sold and held for sale	62	—	—	62	—	—	—	—
Investment management income	—	599	—	599	—	737	—	737
Insurance fee and commission income	—	—	1,671	1,671	—	—	1,835	1,835
Loan servicing fees	93	—	—	93	67	—	—	67
Other	29	—	—	29	71	1	1	73
Total noninterest income	1,321	599	1,671	3,591	1,260	738	1,836	3,834
Noninterest expense:
Salaries and employee benefits	2,023	710	1,026	3,759	2,373	243	1,013	3,629
Occupancy, net of rental income	978	51	102	1,131	1,019	49	126	1,194
Furniture and equipment	258	19	18	295	311	26	14	351
Legal, examination and professional fees	73	113	142	328	90	109	161	360
Amortization of intangible assets	540	—	72	612	540	—	72	612
FDIC insurance	290	—	—	290	84	—	—	84
Other	1,001	30	135	1,166	812	46	115	973
Total noninterest expense	5,163	923	1,495	7,581	5,229	473	1,501	7,203
(Loss) income from operations of discontinued operations	(2,666)	(324)	178	(2,812)	(4,026)	265	345	(3,416)
Gain on sale of discontinued operations	—	—	527	527	—	—	—	—
Provision (benefit) for income taxes	—	—	—	—	(1,592)	105	136	(1,351)
Net (loss) income from discontinued operations	$(2,666)	(324)	705	(2,285)	(2,434)	160	209	(2,065)

Loss from discontinued operations, net of tax, for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended				Nine Months Ended
	September 30, 2009				September 30, 2008
	Texas	MVP	ANB	Total	Texas	MVP	ANB	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$8,914	—	—	8,914	9,170	—	—	9,170
Other interest income	—	—	5	5	—	—	37	37
Total interest income	8,914	—	5	8,919	9,170	—	37	9,207
Interest expense:
Interest on deposits	6,410	—	—	6,410	11,331	—	—	11,331
Other borrowings	7	—	—	7	55	—	—	55
Total interest expense	6,417	—	—	6,417	11,386	—	—	11,386
Net interest income (loss)	2,497	—	5	2,502	(2,216)	—	37	(2,179)
Provision for loan losses	—	—	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	2,497	—	5	2,502	(2,216)	—	37	(2,179)
Noninterest income:
Service charges and customer service fees	3,344	—	—	3,344	3,079	—	—	3,079
Gain on loans sold and held for sale	163	—	—	163	357	—	—	357
Investment management income	—	1,657	—	1,657	—	2,779	—	2,779
Insurance fee and commission income	—	—	5,828	5,828	—	—	5,739	5,739
Loan servicing fees	276	—	—	276	158	—	—	158
Other	86	1	5	92	132	1	19	152
Total noninterest income	3,869	1,658	5,833	11,360	3,726	2,780	5,758	12,264
Noninterest expense:
Salaries and employee benefits	6,239	2,078	3,132	11,449	8,162	2,113	3,083	13,358
Occupancy, net of rental income	3,032	148	325	3,505	2,943	147	355	3,445
Furniture and equipment	835	55	50	940	933	77	48	1,058
Legal, examination and professional fees	229	326	542	1,097	253	389	517	1,159
Amortization of intangible assets	1,619	—	216	1,835	1,619	—	216	1,835
FDIC insurance	1,082	—	—	1,082	220	—	—	220
Other	2,352	112	465	2,929	2,281	190	424	2,895
Total noninterest expense	15,388	2,719	4,730	22,837	16,411	2,916	4,643	23,970
(Loss) income from operations of discontinued operations	(9,022)	(1,061)	1,108	(8,975)	(14,901)	(136)	1,152	(13,885)
Gain on sale of discontinued operations	—	—	527	527	—	—	—	—
Provision (benefit) for income taxes	—	—	—	—	(5,893)	(53)	455	(5,491)
Net (loss) income from discontinued operations	$(9,022)	(1,061)	1,635	(8,448)	(9,008)	(83)	697	(8,394)

First Banks did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements, with the exception of the consolidated statement of cash flows, and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

Assets Held for Sale and Liabilities Held for Sale.  On August 27, 2009, First Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of First Bank’s Lawrenceville, Illinois branch office to The Peoples State Bank of Newton (Peoples). Under the terms of the agreement, Peoples is to assume approximately $24.6 million of deposits as well as certain other liabilities, and will purchase approximately $15.1 million of loans as well as certain other assets, including premises and equipment. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the first quarter of 2010.

On August 31, 2009, First Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of First Bank’s Springfield, Illinois branch office to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc. (First Bankers). Under the terms of the agreement, First Bankers is to assume approximately $20.8 million of deposits as well as certain other liabilities, and will purchase approximately $1.6 million of loans as well as certain other assets, including premises and equipment. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the fourth quarter of 2009.

The assets and liabilities associated with the Lawrenceville and Springfield branch offices (Branch Sales) are reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of September 30, 2009. The Branch Sales were not included in discontinued operations as First Banks will have continuing involvement in the respective regions.

(3)	Investments in Debt and Equity Securities

Securities Available for Sale.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2009 and December 31, 2008 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
September 30, 2009:
Carrying value:
U.S. Government sponsored agencies	$783	26,538	17,730	—	45,051	272	—	45,323	2.80%
Residential mortgage-backed	1,028	11,799	5,713	495,948	514,488	4,856	(952)	518,392	3.49
Commercial mortgage-backed	—	14,973	12,621	—	27,594	387	(1)	27,980	4.01
State and political subdivisions	2,252	5,968	5,511	—	13,731	442	(2)	14,171	4.04
Equity investments	—	—	—	15,483	15,483	—	(1,735)	13,748	2.58
Total	$4,063	59,278	41,575	511,431	616,347	5,957	(2,690)	619,614	3.45
Fair value:
Debt securities	$4,101	60,146	42,312	499,307
Equity securities	—	—	—	13,748
Total	$4,101	60,146	42,312	513,055

Weighted average yield	4.50%	3.16%	4.04%	3.43%
December 31, 2008:
Carrying value:
U.S. Government sponsored agencies	$779	499	485	—	1,763	83	—	1,846	5.35%
Residential mortgage-backed	2,376	17,594	35,804	461,634	517,408	3,171	(3,448)	517,131	5.14
State and political subdivisions	4,687	9,246	6,565	584	21,082	229	(102)	21,209	4.17
Equity investments	—	—	—	16,984	16,984	12	—	16,996	4.00
Total	$7,842	27,339	42,854	479,202	557,237	3,495	(3,550)	557,182	5.07
Fair value:
Debt securities	$7,918	27,706	43,491	461,071
Equity securities	—	—	—	16,996
Total	$7,918	27,706	43,491	478,067

Weighted average yield	4.64%	4.22%	4.30%	5.19%

Securities Held to Maturity.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at September 30, 2009 and December 31, 2008 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)

September 30, 2009:
Carrying value:
Residential mortgage-backed	$—	—	1,742	2,324	4,066	214	—	4,280	5.19%
Commercial mortgage-backed	—	6,586	—	—	6,586	541	—	7,127	5.34
State and political subdivisions	319	1,513	645	1,533	4,010	363	—	4,373	5.35
Total	$319	8,099	2,387	3,857	14,662	1,118	—	15,780	5.30
Fair value:
Debt securities	$323	8,727	2,537	4,193

Weighted average yield	3.25%	5.14%	4.68%	6.17%

December 31, 2008:
Carrying value:
Residential mortgage-backed	$—	—	748	4,265	5,013	120	—	5,133	5.09%
Commercial mortgage-backed	—	—	6,669	—	6,669	218	—	6,887	5.16
State and political subdivisions	1,964	1,849	625	1,792	6,230	258	(1)	6,487	4.97
Total	$1,964	1,849	8,042	6,057	17,912	596	(1)	18,507	5.07
Fair value:
Debt securities	$1,974	1,900	8,299	6,334

Weighted average yield	4.19%	4.12%	5.10%	5.62%

Proceeds from sales of available-for-sale investment securities were $311.8 million and $351.8 million for the nine months ended September 30, 2009 and 2008, respectively. Gross realized gains and gross realized losses on available-for-sale investment securities for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Gross realized gains on sales	$3,128	21	4,918	1,396
Gross realized losses on sales	(33)	(122)	(654)	(126)
Gross realized gains on calls	—	8	15	396
Other-than-temporary impairment	—	(999)	—	(7,381)
Net realized gains (losses)	$3,095	(1,092)	4,279	(5,715)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars expressed in thousands)
Available for sale:
Residential mortgage-backed	$132,359	(778)	924	(174)	133,283	(952)
Commercial mortgage-backed	—	—	152	(1)	152	(1)
State and political subdivisions	20	—	263	(2)	283	(2)
Equity investments	4,806	(1,735)	—	—	4,806	(1,735)
Total	$137,185	(2,513)	1,339	(177)	138,524	(2,690)

Held to maturity:
State and political subdivisions	$—	—	—	—	—	—

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars expressed in thousands)
Available for sale:
Residential mortgage-backed	$123,944	(1,711)	114,600	(1,737)	238,544	(3,448)
State and political subdivisions	4,479	(101)	25	(1)	4,504	(102)
Total	$128,423	(1,812)	114,625	(1,738)	243,048	(3,550)

Held to maturity:
State and political subdivisions	$202	(1)	—	—	202	(1)

First Banks did not recognize any other-than-temporary impairment on available-for-sale debt or equity securities in earnings for the three and nine months ended September 30, 2009. First Banks recognized other-than-temporary impairment on available-for-sale equity securities of $1.0 million and $7.4 million in earnings for the three and nine months ended September 30, 2008. First Banks recognized other-than-temporary impairment of $6.4 million in the second quarter of 2008 on an equity investment in the common stock of a single company in the financial services industry, which management considers to have been primarily caused by economic events impacting the financial services industry as a whole. First Banks also recognized other-than-temporary impairment of $1.0 million on a preferred stock investment in the third quarter of 2008, necessitated by bankruptcy proceedings of the underlying financial services company.

Mortgage-backed securities – The unrealized losses on investments in residential and commercial mortgage-backed securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because First Banks does not intend to sell the debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired.

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

Equity investments – The unrealized losses on investments in equity investments at September 30, 2009 consisted of an unrealized loss of $1.7 million on an investment in the common stock of two companies in the financial services industry which management considers to have been caused by economic events affecting the financial services industry as a whole. First Banks’ investment in these companies was in an unrealized loss position for approximately nine months through September 30, 2009. First Banks does not believe the unrealized losses are other-than-temporary at September 30, 2009.

(4)	Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Commercial, financial and agricultural	$2,176,680	2,575,505
Real estate construction and development	1,134,585	1,572,212
Real estate mortgage:
One-to-four family residential	1,346,763	1,553,366
Multi-family residential	229,700	220,404
Commercial real estate	2,544,609	2,562,598
Consumer and installment, net of unearned discount	53,209	70,170
Loans held for sale	37,464	38,720
Loans, net of unearned discount	$7,523,010	8,592,975

First Banks had $664.2 million and $442.4 million of impaired loans, consisting of loans on nonaccrual status and restructured loans, at September 30, 2009 and December 31, 2008, respectively. The allowance for loan losses includes an allocation for each impaired loan, with the exception of acquired impaired loans classified as nonaccrual loans, which are initially measured at fair value with no allocated allowance for loan losses. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $106.1 million and $63.2 million at September 30, 2009 and December 31, 2008, respectively.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $7.2 million and $2.4 million at September 30, 2009, respectively, $26.5 million and $10.0 million at December 31, 2008, respectively, and $44.0 million and $22.2 million at September 30, 2008, respectively. Changes in the carrying amount of impaired loans acquired in acquisitions for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$3,041	30,383	9,997	46,003
Transfers to other real estate	(254)	(2,543)	(3,545)	(7,749)
Loans charged-off	(174)	(1,892)	(3,363)	(6,952)
Payments and settlements	(227)	(3,760)	(703)	(9,114)
Balance, end of period	$2,386	22,188	2,386	22,188

There was no allowance for loan losses related to these loans as these loans were recorded at lower of cost or fair value at September 30, 2009 and December 31, 2008. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at September 30, 2009 and December 31, 2008.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$287,317	200,957	220,214	168,391
Loans charged-off	(107,378)	(91,458)	(266,412)	(192,363)
Recoveries of loans previously charged-off	3,799	2,527	9,936	5,998
Net loans charged-off	(103,579)	(88,931)	(256,476)	(186,365)
Provision for loan losses	107,000	99,000	327,000	229,000
Balance, end of period	$290,738	211,026	290,738	211,026

(5)	Goodwill And Other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars expressed in thousands)

Amortized intangible assets:
Core deposit intangibles (1)	$30,618	(19,609)	53,916	(33,251)
Customer list intangibles	19,305	(4,022)	23,320	(3,903)
Other intangibles (2)	2,210	(1,678)	2,385	(1,695)
Total	$52,133	(25,309)	79,621	(38,849)

Unamortized intangible assets:
Goodwill (3)	$235,967		266,028
_________________
(1)
The gross carrying amount and accumulated amortization for core deposit intangibles at September 30, 2009 have been reduced by $12.5 million related to core deposit intangibles associated with certain acquisitions that became fully amortized in December 2008, and $4.0 million related to discontinued operations as further described in Note 2 to the consolidated financial statements.

(2)
The gross carrying amount and accumulated amortization for other intangibles at September 30, 2009 have been reduced by $175,000 related to other intangibles associated with certain acquisitions that became fully amortized in May 2009.

(3)	Goodwill at September 30, 2009 has been reduced by $23.0 million related to discontinued operations and assets held for sale, as further described in Note 2 to the consolidated financial statements.

First Banks allocated goodwill to ANB, Texas and the Branch Sales, of $10.0 million, $21.0 million and $2.0 million, respectively, based on the relative fair values of the businesses and operations being disposed of and the portion of the First Bank segment that will be retained. Goodwill included in assets of discontinued operations and assets held for sale was $21.0 million and $2.0 million, respectively, at September 30, 2009. Core deposit intangibles of $4.0 million related to Texas are also included in assets of discontinued operations at September 30, 2009. A customer list intangible of $3.0 million  related to ANB was recorded as a reduction of gain on sale of discontinued operations upon the sale of ANB on September 30, 2009. First Banks did not allocate any goodwill to MVP.

Amortization of intangible assets was $1.7 million and $5.1 million for the three and nine months ended September 30, 2009, respectively, compared to $2.2 million and $6.5 million for the comparable periods in 2008. Amortization of intangible assets, including amortization of core deposit intangibles, customer list intangibles and other intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

(dollars expressed in thousands)
Year ending December 31:
2009 remaining	$1,695
2010	6,406
2011	5,279
2012	2,013
2013	1,258
2014	1,223
Thereafter	8,950
Total	$26,824

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$268,967	266,078	266,028	263,747
Goodwill acquired during the period (1)	—	—	2,939	2,920
Goodwill allocated to sale transactions (2)	(10,000)	—	(10,000)	—
Goodwill allocated to discontinued operations (3)	(21,000)	—	(21,000)	—
Goodwill allocated to assets held for sale (3)	(2,000)	—	(2,000)	—
Acquisition-related adjustments (4)	—	(44)	—	(633)
Balance, end of period	$235,967	266,034	235,967	266,034
_________________
(1)	Goodwill acquired during 2009 and 2008 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006.
(2)	Goodwill allocated to sale transactions during 2009 pertains to the sale of ANB on September 30, 2009, as further described in Note 2 to the consolidated financial statements.
(3)	Goodwill transferred to discontinued operations and assets held for sale pertains to Texas and the Branch Sales, as further described in Note 2 to the consolidated financial statements.
(4)
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

As a result of adverse changes in the Company’s business climate resulting from continued deterioration in the loan portfolio and other factors, the Company performed an interim period goodwill impairment analysis as of September 30, 2009. The Step 1 analysis of the interim goodwill impairment test indicated the carrying amount of First Banks’ single reporting unit exceeded the estimated fair value. Therefore, Step 2 testing was required. First Banks determined, as a result of the Step 2 analysis, that the goodwill assigned to First Banks’ single reporting unit was not impaired as of September 30, 2009.

First Banks believes the estimates and assumptions used in the goodwill impairment test are reasonable. However, further deterioration in the outlook for credit quality or other factors could impact the fair value of the single reporting unit as determined under Step 1 of the goodwill impairment test. A decrease in the fair value of the reporting unit would decrease the implied fair value of goodwill as further determined under Step 2 of the goodwill impairment test.

Step 2 of the goodwill impairment test compared the implied fair value of goodwill with the carrying value of goodwill. The implied fair value of goodwill is determined in the same manner as the determination of the amount of goodwill recognized in a business combination. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The fair value allocated to all of the assets and liabilities of the reporting unit requires significant judgment, especially for those assets and liabilities that are not measured on a recurring basis such as certain types of loans. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The fair value assigned to loans significantly affected the determination of the implied fair value of the Company’s single reporting unit’s goodwill at September 30, 2009. The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into over 50 loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

Due to the current economic environment and the uncertainties regarding the impact on the Company’s reporting unit, there can be no assurances that the Company’s estimates and assumptions made for the purposes of the Company’s goodwill impairment testing will prove to be accurate predictions in the future.  Significant changes to the Company’s estimates and assumptions that may become necessary in the future may result in future goodwill impairment that may materially affect the carrying value of the Company’s assets and operating results.

(6)	Servicing Rights

Mortgage Banking Activities.  At September 30, 2009 and December 31, 2008, First Banks serviced mortgage loans for others totaling $1.23 billion and $1.09 billion, respectively. Changes in mortgage servicing rights for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$10,686	15,967	7,418	5,290
Re-measurement to fair value upon election to measure servicing rights at fair value under ASC Topic 860	—	—	—	9,538
Originated mortgage servicing rights	1,670	158	5,298	1,831
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(386)	(4,134)	1,229	(3,583)
Other changes in fair value (2)	(442)	(343)	(2,417)	(1,428)
Balance, end of period	$11,528	11,648	11,528	11,648
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities.  At September 30, 2009 and December 31, 2008, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $238.5 million and $221.5 million, respectively. Changes in SBA servicing rights for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$8,123	9,756	8,963	7,468
Re-measurement to fair value upon election to measure servicing rights at fair value under ASC Topic 860	—	—	—	905
Originated SBA servicing rights	192	559	694	2,612
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	579	(552)	(14)	(537)
Other changes in fair value (2)	(435)	(275)	(1,184)	(960)
Balance, end of period	$8,459	9,488	8,459	9,488
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

(7)	Loss Per Common Share

The following is a reconciliation of basic and diluted loss per share (EPS) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands, except share and per share data)

Basic:

Net loss from continuing operations attributable to First Banks, Inc.	$(88,792)	(22,896)	(265,354)	(61,357)
Preferred stock dividends declared and undeclared	(4,052)	(196)	(12,430)	(524)
Accretion of discount on preferred stock	(832)	—	(2,467)	—
Net loss from continuing operations attributable to common stockholders	(93,676)	(23,092)	(280,251)	(61,881)
Net loss from discontinued operations attributable to common stockholders	(2,285)	(2,065)	(8,448)	(8,394)
Net loss available to First Banks, Inc. common stockholders	$(95,961)	(25,157)	(288,699)	(70,275)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic loss per common share – continuing operations	$(3,959.09)	(975.97)	(11,844.42)	(2,615.35)
Basic loss per common share – discontinued operations	$(96.57)	(87.27)	(357.05)	(354.76)
Basic loss per common share	$(4,055.66)	(1,063.24)	(12,201.47)	(2,970.11)

Diluted:

Net loss from continuing operations attributable to common stockholders	$(93,676)	(23,092)	(280,251)	(61,881)
Net loss from discontinued operations attributable to common stockholders	(2,285)	(2,065)	(8,448)	(8,394)
Net loss available to First Banks, Inc. common stockholders	(95,961)	(25,157)	(288,699)	(70,275)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Diluted EPS – net loss available to First Banks, Inc. common stockholders	$(95,961)	(25,157)	(288,699)	(70,275)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—

Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted loss per common share – continuing operations	$(3,959.09)	(975.97)	(11,844.42)	(2,615.35)
Diluted loss per common share – discontinued operations	$(96.57)	(87.27)	(357.05)	(354.76)
Diluted loss per common share	$(4,055.66)	(1,063.24)	(12,201.47)	(2,970.11)

(8)	Transactions With Related Parties

First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks’ Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services were $7.1 million and $22.4 million for the three and nine months ended September 30, 2009, respectively, and $8.4 million and $25.6 million for the comparable periods in 2008. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $803,000 and $2.3 million during the three and nine months ended September 30, 2009, respectively, and $920,000 and $2.9 million for the comparable periods in 2008. In addition, First Services paid approximately $466,000 and $1.4 million for the three and nine months ended September 30, 2009, respectively, and $464,000 and $1.4 million for the comparable periods in 2008, in rental payments for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks’ Chairman and members of his immediate family, received approximately $1.5 million and $4.3 million for the three and nine months ended September 30, 2009, respectively, and $1.2 million and $4.9 million for the comparable periods in 2008, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $54,000 and $162,000 for the three and nine months ended September 30, 2009, respectively, and $55,000 and $175,000 for the comparable periods in 2008, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks’ Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $108,000 and $325,000 for the three and nine months ended September 30, 2009, respectively, and $109,000 and $313,000 for the comparable periods in 2008.

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

On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank for a purchase price consisting of (i) an initial payment to be made on or before May 15, 2009 of an amount equal to 50% of the carrying value of FCA’s ownership interest in SBLS LLC as of April 30, 2009, as reflected within the financial statements of First Banks, which represented an estimate agreed to by First Bank and FCA of the fair market value of FCA’s ownership interest in SBLS LLC, and (ii) an adjustment in the purchase price to reflect such fair market value, based upon an appraisal of such value to be performed by an independent third party mutually acceptable to First Bank and FCA. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC. On May 14, 2009, First Bank made an initial payment of $1.6 million to FCA, representing 50% of the carrying value of FCA’s ownership interest in SBLS LLC as of April 30, 2009. Subsequent to May 14, 2009, First Bank obtained an appraisal of SBLS LLC from an independent third party indicating the fair market value of FCA’s ownership interest to be $1.9 million as of April 30, 2009, or $241,000 greater than the initial payment. The additional amount of $241,000 due to FCA, which was reflected in accrued and other liabilities in the consolidated balance sheets as of June 30, 2009, was paid in July 2009. As a result of the purchase of FCA’s minority interest in SBLS LLC, First Banks recorded an increase in additional paid-in-capital with a corresponding decrease in noncontrolling interest in subsidiaries of $2.8 million during the second quarter of 2009.

In September 2008, SBLS LLC executed a Promissory Note with First Bank that provided a $75.0 million unsecured revolving line of credit with a maturity date of September 30, 2009. This Promissory Note renewed the existing promissory note that matured on September 30, 2008. Interest was payable monthly in arrears on the outstanding loan balance at a current rate equal to the 30-day London Interbank Offered Rate plus 40 basis points. On January 1, 2009, SBLS LLC executed an Amended Promissory Note with First Bank, which modified the interest payable monthly in arrears on the outstanding loan balance to a current rate equal to the First Bank internal Commercial Cost of Funds Rate, which was 3.84%, 3.58% and 3.46% for the first, second and third quarters of 2009, respectively. The balance of advances under the respective agreements was zero and $66.2 million at September 30, 2009 and December 31, 2008, respectively. On September 30, 2009, First Bank purchased all of the loans and certain other assets and assumed all of the liabilities of SBLS LLC, and in conjunction with this transaction, SBLS LLC paid off in full the outstanding loan balance. Interest expense recorded by SBLS LLC under the respective agreements was $501,000 and $1.8 million for the three and nine months ended September 30, 2009, respectively, compared to $464,000 and $1.5 million for the comparable periods in 2008. The balance of the advances and the related interest expense recognized by SBLS LLC was eliminated for purposes of the consolidated financial statements.

In May 2008, First Banks formed FB Holdings, a limited liability company organized in the State of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million, and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of September 30, 2009. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios under existing regulatory guidelines.

FB Holdings entered into a Services Agreement with First Banks and First Bank effective May 30, 2008. The Services Agreement relates to various services provided to FB Holdings by First Banks and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $128,000 and $457,000 for the three and nine months ended September 30, 2009, respectively, compared to $72,000 and $168,000 for the three and nine months ended September 30, 2008.

In May 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership (Investors of America, LP), as amended on August 11, 2008 (the Credit Agreement), as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of First Banks’ Chairman and members of his immediate family. The Credit Agreement matured on June 30, 2009. There were no advances outstanding under the Credit Agreement at June 30, 2009 or December 31, 2008. Interest expense, comprised of commitment fees, recorded by First Banks under the Credit Agreement was $37,000 for the nine months ended September 30, 2009. Interest expense, including commitment fees, was $44,000 and $283,000 for the three and nine months ended September 30, 2008, respectively.

First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $23.1 million and $49.0 million at September 30, 2009 and December 31, 2008, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

(9)	Regulatory Capital

First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, First Bank is currently required to maintain its Tier 1 capital ratio at no less than 7.00% in accordance with the provisions of its agreement entered into with the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Regulatory Matters.” At September 30, 2009, First Bank’s Tier 1 capital ratio of 8.91% was approximately $159.8 million over the minimum level required by the agreement.

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2009, First Banks was adequately capitalized and First Bank was well capitalized. As of September 30, 2009, the most recent notification from First Banks’ primary regulator categorized First Banks as adequately capitalized and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

At September 30, 2009 and December 31, 2008, First Banks’ and First Bank’s required and actual capital ratios were as follows:

					For	To be Well
	Actual				Capital	Capitalized Under
	September 30, 2009		December 31, 2008		Adequacy	Prompt Corrective
	Amount	Ratio	Amount	Ratio	Purposes	Action Provisions
	(dollars expressed in thousands)

Total capital (to risk-weighted assets):
First Banks	$859,159	10.26%	$1,148,407	12.11%	8.0%	10.0%
First Bank	852,719	10.19	1,042,948	11.01	8.0	10.0

Tier 1 capital (to risk-weighted assets):
First Banks	481,363	5.75	841,152	8.87	4.0	6.0
First Bank	745,773	8.91	923,318	9.75	4.0	6.0

Tier 1 capital (to average assets):
First Banks	481,363	4.64	841,152	8.04	3.0	5.0
First Bank	745,773	7.20	923,318	8.85	3.0	5.0

In March 2005, the Board of Governors of the Federal Reserve System (Federal Reserve) adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. On March 16, 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of September 30, 2009, would reduce First Banks’ total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 8.35% , 4.71% and 3.81%, respectively. The final rules that will be effective in March 2011, if implemented as of September 30, 2009, would not have an impact on First Bank’s regulatory capital ratios.

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

(10)	Business Segment Results

First Banks’ business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks’ mortgage banking, insurance, and trust, private banking and institutional money management business units. First Banks’ products and services are offered to customers primarily within its respective geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

The financial results of Texas, MVP and ANB, which were previously reported in the First Bank segment, were reclassified to discontinued operations at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008. See Note 2 to the consolidated financial statements for a discussion of discontinued operations.

The business segment results are consistent with First Banks’ internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance sheet information:

Investment securities	$620,528	559,611	13,748	15,483	634,276	575,094
Loans, net of unearned discount	7,523,010	8,592,975	—	—	7,523,010	8,592,975
FHLB and Federal Reserve Bank stock	66,756	47,832	—	—	66,756	47,832
Goodwill and other intangible assets	262,791	306,800	—	—	262,791	306,800
Assets held for sale	19,862	—	—	—	19,862	—
Assets of discontinued operations	286,003	—	—	—	286,003	—
Total assets	10,660,398	10,756,737	20,078	26,417	10,680,476	10,783,154
Deposits	8,162,804	8,843,901	(17,442)	(102,381)	8,145,362	8,741,520
Other borrowings	818,704	575,133	—	—	818,704	575,133
Subordinated debentures	—	—	353,885	353,828	353,885	353,828
Liabilities held for sale	45,530	—	—	—	45,530	—
Liabilities of discontinued operations	511,959	—	—	—	511,959	—
Total stockholders’ equity	1,038,025	1,240,940	(339,234)	(244,585)	698,791	996,355

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
	(dollars expressed in thousands)

Income statement information:

Interest income	$109,915	140,943	127	224	110,042	141,167
Interest expense	34,330	50,001	3,515	5,014	37,845	55,015
Net interest income	75,585	90,942	(3,388)	(4,790)	72,197	86,152
Provision for loan losses	107,000	99,000	—	—	107,000	99,000
Net interest (loss) income after provision for loan losses	(31,415)	(8,058)	(3,388)	(4,790)	(34,803)	(12,848)
Noninterest income	22,455	15,047	(5,116)	(190)	17,339	14,857
Amortization of intangible assets	1,695	2,173	—	—	1,695	2,173
Other noninterest expense	70,271	74,612	684	(278)	70,955	74,334
Loss from continuing operations before provision (benefit) for income taxes	(80,926)	(69,796)	(9,188)	(4,702)	(90,114)	(74,498)
Provision (benefit) for income taxes	103	(49,801)	(45)	(1,647)	58	(51,448)
Net loss from continuing operations, net of tax	(81,029)	(19,995)	(9,143)	(3,055)	(90,172)	(23,050)
Discontinued operations, net of tax	(2,285)	(2,065)	—	—	(2,285)	(2,065)
Net loss	(83,314)	(22,060)	(9,143)	(3,055)	(92,457)	(25,115)
Net (loss) income attributable to noncontrolling interest in subsidiaries	(1,380)	(154)	—	—	(1,380)	(154)
Net loss attributable to First Banks, Inc.	$(81,934)	(21,906)	(9,143)	(3,055)	(91,077)	(24,961)

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
	(dollars expressed in thousands)

Income statement information:

Interest income	$340,699	446,445	385	702	341,084	447,147
Interest expense	111,422	165,205	12,181	17,348	123,603	182,553
Net interest income	229,277	281,240	(11,796)	(16,646)	217,481	264,594
Provision for loan losses	327,000	229,000	—	—	327,000	229,000
Net interest (loss) income after provision for loan losses	(97,723)	52,240	(11,796)	(16,646)	(109,519)	35,594
Noninterest income	67,344	65,349	(5,112)	(6,920)	62,232	58,429
Amortization of intangible assets	5,138	6,511	—	—	5,138	6,511
Other noninterest expense	216,396	217,399	224	3,896	216,620	221,295
Loss from continuing operations before provision (benefit) for income taxes	(251,913)	(106,321)	(17,132)	(27,462)	(269,045)	(133,783)
Provision (benefit) for income taxes	2,275	(62,813)	241	(9,637)	2,516	(72,450)
Net loss from continuing operations, net of tax	(254,188)	(43,508)	(17,373)	(17,825)	(271,561)	(61,333)
Discontinued operations, net of tax	(8,448)	(8,394)	—	—	(8,448)	(8,394)
Net loss	(262,636)	(51,902)	(17,373)	(17,825)	(280,009)	(69,727)
Net (loss) income attributable to noncontrolling interest in subsidiaries	(6,207)	24	—	—	(6,207)	24
Net loss attributable to First Banks, Inc.	$(256,429)	(51,926)	(17,373)	(17,825)	(273,802)	(69,751)

(11)	Other Borrowings and Notes Payable

Other Borrowings.  Other borrowings were comprised of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)
Securities sold under agreements to repurchase:
Daily	$98,046	154,423
Term	120,000	120,000
FRB borrowings (1)	—	100,000
FHLB advances	600,658	200,710
Total	$818,704	575,133
________________________
(1)
In November 2008, First Bank entered into a $100.0 million borrowing with the FRB upon termination of a $100.0 million FHLB advance, and subsequently renewed the borrowing at maturity in December 2008 at a fixed interest rate of 0.42%. First Bank repaid this borrowing upon maturity in February 2009.

The maturity date, par amount and interest rate on First Bank’s FHLB advances as of September 30, 2009 and December 31, 2008 were as follows:

Maturity Date	Par Amount	Interest Rate
	(dollars expressed in thousands)
September 30, 2009:
Fixed Rate:
April 23, 2010	$100,000	1.69%
July 9, 2010	100,000	0.85%
April 27, 2011	100,000	1.77%
July 11, 2011	100,000	1.49%
August 8, 2012	100,000	2.20%
September 1, 2010	433	4.32%
September 1, 2010	225	4.23%
	$500,658	1.60%
Variable Rate:
September 23, 2016	$100,000	0.30%

December 31, 2008:
Fixed Rate:
February 17, 2009 (1)	$100,000	2.92%
July 23, 2009 (2)	100,000	2.53%
September 1, 2010	446	4.32%
September 1, 2010	264	4.23%
	$200,710	2.73%
________________________
(1)	First Bank repaid this advance upon maturity in February 2009.
(2)
In March 2009, First Bank prepaid this $100.0 million FHLB advance and incurred a prepayment penalty of $357,000. The prepayment penalty was recorded as interest expense on other borrowings in the consolidated statements of operations.

The maturity date, par amount, interest rate and interest rate floor strike price on First Bank’s term repurchase agreement as of September 30, 2009 and December 31, 2008 were as follows:

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

Notes Payable.  In May 2008, First Banks entered into a Credit Agreement with Investors of America, LP that provided a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries, as further described in Note 8 to the consolidated financial statements. The Credit Agreement matured on June 30, 2009. There were no advances outstanding under the Credit Agreement at maturity on June 30, 2009 or December 31, 2008.

(12)	Subordinated Debentures

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks’ distributions accrued on the subordinated debentures were $3.2 million and $11.0 million for the three and nine months ended September 30, 2009, respectively, and $4.8 million and $15.8 million for the comparable periods in 2008, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks’ capital base.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at September 30, 2009 and December 31, 2008 were as follows:

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
__________________
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

(3)
In March 2008, First Banks executed four interest rate swap agreements, which were designated as cash flow hedges prior to August 10, 2009, to effectively convert the interest payments on these subordinated debentures from variable rate to fixed rate to the respective call dates as follows:

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

On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow First Banks to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. First Banks has deferred $3.3 million of its regularly scheduled interest as of September 30, 2009.

The announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009 resulted in the discontinuation of hedge accounting on First Banks’ interest rate swap agreements designated as cash flow hedges on its subordinated debentures. Accordingly, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges from accumulated other comprehensive income to loss on derivative instruments. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income rather than an increase to interest expense on subordinated debentures effective August 2009.

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

(13)	Stockholders’ Equity

There is no established public trading market for First Banks’ common stock. Various trusts, which were established by and are administered by and for the benefit of First Banks’ Chairman of the Board and members of his immediate family, own all of the voting stock of First Banks.

First Banks has four classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion.  Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value.  The Class B preferred stock may not be redeemed or converted.  The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. Effective August 10, 2009, First Banks suspended the declaration of dividends on its Class A and Class B preferred stock.

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

First Banks allocated the total proceeds received under the TARP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years, consistent with management’s estimates of the life of the preferred stock. Accretion of the discount on the Class C Preferred Stock was $2.5 million for the nine months ended September 30, 2009.

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

On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, First Banks also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. First Banks has declared and deferred $4.0 million of its regularly scheduled dividend payments on its Class C and Class D Preferred Stock and has declared and accrued an additional $27,000 of cumulative dividends on its deferred dividend payments as of September 30, 2009.

On January 1, 2009, First Banks implemented ASC Topic 810, “Consolidation,” which resulted in the reclassification of noncontrolling interest in subsidiaries of $129.4 million from a liability to a component of stockholders’ equity in the consolidated balance sheets, as further described in Note 1 to the consolidated financial statements.

As a result of the purchase of FCA’s minority interest in SBLS LLC, First Banks recorded an increase in additional paid-in-capital of $2.8 million and a decrease in noncontrolling interest in subsidiaries of $4.7 million during the second quarter of 2009, as further described in Note 1 and Note 8 to the consolidated financial statements.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Net loss	$(92,457)	(25,115)	(280,009)	(69,727)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities, net of tax	3,553	1,419	4,939	(153)
Reclassification adjustment for available-for-sale investment securities (gains) losses included in net loss, net of tax	(2,011)	710	(2,781)	3,715
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	(1,012)	—	(680)	—
Change in unrealized gains on derivative instruments, net of tax (1)	5	24	(4,511)	3,225
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments	3	—	(2,428)	—
Amortization of net loss related to pension liability, net of tax	35	—	104	—
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	25	—	76	—
Comprehensive loss	(91,859)	(22,962)	(285,290)	(62,940)
Comprehensive (loss) income attributable to noncontrolling interest in subsidiaries	(1,380)	(154)	(6,207)	24
Comprehensive loss attributable to First Banks, Inc.	$(90,479)	(22,808)	(279,083)	(62,964)
__________________
(1)
In the third quarter of 2009, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 12 and Note 16 to the consolidated financial statements.

First Banks did not recognize any other-than-temporary impairment on available-for-sale debt or equity securities in earnings for the three and nine months ended September 30, 2009. First Banks recognized other-than-temporary impairment on available-for-sale equity securities of $1.0 million and $7.4 million in earnings for the three and nine months ended September 30, 2008, respectively, as described in Note 3 to the consolidated financial statements.

(14)	Income Taxes

The realization of First Banks’ net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies.  First Banks recorded a full valuation allowance against its net deferred tax assets at December 31, 2008. The deferred tax asset valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes, which was subsequently incorporated into ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, an excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years.  If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of such deferred tax asset valuation allowance.

A summary of First Banks’ deferred tax assets and deferred tax liabilities at September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Gross deferred tax assets	$307,655	196,903
Valuation allowance	(277,908)	(160,052)
Deferred tax assets, net of valuation allowance	29,747	36,851
Deferred tax liabilities	38,461	45,565
Net deferred tax liabilities	$(8,714)	(8,714)

The Company’s valuation allowance was $277.9 million and $160.1 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, for federal income tax purposes, First Banks had net operating loss carryforwards of approximately $275.5 million and $105.8 million, respectively.

At September 30, 2009 and December 31, 2008, First Banks’ liability for uncertain tax positions, excluding interest and penalties, was $3.5 million and $3.3 million, respectively. At September 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that would affect the effective income tax rate was $1.7 million and $1.6 million, respectively. During the nine months ended September 30, 2009, First Banks recorded additional liabilities for unrecognized tax benefits of $137,000 that, if recognized, would decrease the provision for income taxes by $90,000.

It is First Banks’ policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At September 30, 2009 and December 31, 2008, interest accrued for unrecognized tax positions was $1.2 million and $1.0 million, respectively. The Company recorded interest expense of $63,000 and $190,000 for the three and nine months ended September 30, 2009, respectively, compared to $5,000 and $435,000 for the comparable periods in 2008. There were no penalties for unrecognized tax positions accrued at September 30, 2009 and December 31, 2008, nor did First Banks recognize any expense for penalties during the three and nine months ended September 30, 2009 and 2008.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions.  It is reasonably possible that the total unrecognized tax benefits as of September 30, 2009 could decrease by approximately $85,000 during the remainder of the year, as a result of the lapse of statutes of limitations and potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes is estimated to be approximately $85,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

(15)	Fair Value Disclosures

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” financial assets and financial liabilities that are measured at fair value subsequent to initial recognition are grouped into three levels of inputs or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the reliability of assumptions used to determine fair value. The three input levels of the valuation hierarchy are as follows:

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

Loans.  The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired when, in the judgment of management based on current information and events, it is probable that payment of all amounts due under the contractual terms of the loan agreement will not be collected. Acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to acquisition date. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Once a loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114 – Accounting by Creditors for Impairment of a Loan, which was subsequently incorporated into ASC Topic 310-10-35, “Receivables.” Impairment is measured by reference to an observable market price, if one exists, the expected future cash flows of an impaired loan discounted at the loan’s effective interest rate, or the fair value of the collateral for a collateral-dependent loan.  In most cases, First Banks measures fair value based on the value of the collateral securing the loan.  Collateral may be in the form of real estate or personal property, including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on third party appraisals as well as internal estimates. These measurements are classified as Level 3.

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

Items Measured on a Recurring Basis.  Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 are reflected in the following table:

	Fair Value Measurements
	September 30, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	45,323	—	45,323
Residential mortgage-backed	—	518,392	—	518,392
Commercial mortgage-backed	—	27,980	—	27,980
State and political subdivisions	—	14,171	—	14,171
Equity investments	3,070	10,678	—	13,748
Mortgage loans held for sale	—	26,740	—	26,740
Derivative instruments	—	1,072	—	1,072
Servicing rights	—	—	19,987	19,987
Total	$3,070	644,356	19,987	667,413
Liabilities:
Derivative instruments	$—	5,039	—	5,039
Nonqualified deferred compensation plan	8,758	—	—	8,758
Total	$8,758	5,039	—	13,797

	Fair Value Measurements
	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	1,846	—	1,846
Residential mortgage-backed	—	517,131	—	517,131
State and political subdivisions	—	21,209	—	21,209
Equity investments	6,318	10,678	—	16,996
Mortgage loans held for sale	—	18,483	—	18,483
Derivative instruments	—	583	—	583
Servicing rights	—	—	16,381	16,381
Total	$6,318	569,930	16,381	592,629
Liabilities:
Derivative instruments	$—	4,953	—	4,953
Nonqualified deferred compensation plan	7,676	—	—	7,676
Total	$7,676	4,953	—	12,629

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and nine months ended September 30, 2009 and 2008:

	Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$18,809	25,723	16,381	12,758
Impact of election to measure servicing rights at fair value under ASC Topic 860	—	—	—	10,443
Total gains or losses (realized/unrealized):
Included in earnings (1)	(684)	(5,304)	(2,386)	(6,508)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	1,862	717	5,992	4,443
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$19,987	21,136	19,987	21,136
_________________
(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis.  From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 are reflected in the following table:

	Fair Value Measurements
	September 30, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Loans held for sale	$—	10,724	—	10,724
Impaired loans	—	—	558,117	558,117
Total	$—	10,724	558,117	568,841

	Fair Value Measurements
	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Loans held for sale	$—	20,237	—	20,237
Impaired loans	—	—	382,105	382,105
Total	$—	20,237	382,105	402,342

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

During the first nine months of 2009, certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $127.2 million during the nine months ended September 30, 2009. In addition to other real estate measured at fair value upon initial recognition, First Banks recorded write-downs to the balance of other real estate of $335,000 and $1.5 million to noninterest expense for the three and nine months ended September 30, 2009, respectively. Other real estate was $164.0 million at September 30, 2009, compared to $91.5 million at December 31, 2008.

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

Subordinated debentures: The fair value of subordinated debentures is based on quoted market prices of comparable instruments.

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit, standby letters of credit and financial guarantees is based on estimated probable credit losses.

The estimated fair value of First Banks’ financial instruments at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$1,647,981	1,647,981	842,316	842,316
Investment securities:
Available for sale	619,614	619,614	557,182	557,182
Held to maturity	14,662	15,780	17,912	18,507
Loans held for portfolio	7,194,808	6,630,664	8,334,041	7,683,098
Loans held for sale	37,464	37,464	38,720	38,720
FHLB and Federal Reserve Bank stock	66,756	66,756	47,832	47,832
Derivative instruments	1,072	1,072	583	583
Bank-owned life insurance	26,288	26,288	118,825	118,825
Accrued interest receivable	31,353	31,353	35,773	35,773
Assets held for sale	19,862	19,862	—	—
Assets of discontinued operations	286,003	286,003	—	—

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,230,470	1,230,470	1,241,916	1,241,916
Interest-bearing demand	927,664	927,664	935,805	935,805
Savings and money market	2,725,686	2,725,686	2,777,285	2,777,285
Time deposits	3,261,542	3,290,695	3,786,514	3,832,495
Other borrowings	818,704	828,688	575,133	576,021
Derivative instruments	5,039	5,039	4,953	4,953
Accrued interest payable	11,266	11,266	12,561	12,561
Subordinated debentures	353,885	212,331	353,828	269,946
Liabilities held for sale	45,530	43,254	—	—
Liabilities of discontinued operations	511,959	481,762	—	—

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(679)	(679)	(419)	(419)

(16)	Derivative Financial Instruments

First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the re-pricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009		December 31, 2008
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap agreements	82,135	807	16,000	85
Interest rate lock commitments	48,000	1,186	48,700	831
Forward commitments to sell mortgage-backed securities	59,000	—	40,300	—
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks’ credit exposure through its use of these instruments. The credit exposure represents the loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. First Banks’ credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At September 30, 2009 and December 31, 2008, First Banks had pledged cash of $4.4 million and $3.7 million, respectively, as collateral in connection with its interest rate swap agreements on subordinated debentures. Collateral requirements are monitored on a daily basis and adjusted as necessary.

First Banks realized net interest income on its derivative financial instruments of $3.7 million and $10.5 million for the three and nine months ended September 30, 2009, respectively, compared to $2.9 million and $7.6 million for the comparable periods in 2008. First Banks also recorded net losses, which are included in noninterest income in the statements of operations, of $4.8 million and $4.4 million on derivative instruments for the three and nine months ended September 30, 2009, respectively, compared to net losses of $57,000 and net gains of $1.7 million for the comparable periods in 2008.

Cash Flow Hedges – Subordinated Debentures.  First Banks has entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow, and accordingly, net interest expense on subordinated debentures to the respective call dates of certain subordinated debentures. These swap agreements provide for First Banks to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate (LIBOR) plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis.

The amount receivable by First Banks under these swap agreements was $206,000 and $528,000 at September 30, 2009 and December 31, 2008, respectively, and the amount payable by First Banks under these swap agreements was $437,000 and $451,000 at September 30, 2009 and December 31, 2008, respectively.

In August 2009, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009.

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks’ interest rate swap agreements designated as cash flow hedges on certain subordinated debentures as of September 30, 2009 and December 31, 2008 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
	(dollars expressed in thousands)

September 30, 2009:
July 7, 2011	$25,000	4.40%	2.16%	$(715)
December 15, 2011	50,000	4.91	2.15	(1,833)
March 30, 2012	25,000	4.71	1.89	(954)
December 15, 2012	25,000	5.57	2.55	(1,085)
	$125,000	4.90	2.18	$(4,587)
December 31, 2008:
July 7, 2011	$25,000	4.40%	6.40%	$(575)
December 15, 2011	50,000	4.91	3.85	(1,945)
March 30, 2012	25,000	4.71	3.08	(1,048)
December 15, 2012	25,000	5.57	4.25	(1,308)
	$125,000	4.90	4.29	$(4,876)

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

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. First Banks did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges on subordinated debentures in the consolidated statements of operations for the three and nine months ended September 30, 2008, or from January 1, 2009 through the discontinuation of hedge accounting in August 2009. The net cash flows on these interest rate swap agreements on subordinated debentures were recorded as an adjustment to interest expense on subordinated debentures until the discontinuation of hedge accounting in August 2009. First Banks also did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges on loans in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008. The net cash flows on the interest rate swap agreements on loans were recorded as an adjustment to interest income on loans.

Customer Interest Rate Swap Agreements.  First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreements at September 30, 2009 and December 31, 2008 was $82.1 million and $16.0 million, respectively.

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

Interest Rate Floor Agreements Embedded in Term Repurchase Agreements.  First Bank has a term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 11 to the consolidated financial statements. The underlying securities associated with the term repurchase agreement are agency collateralized mortgage obligation securities and are held by other financial institutions under safekeeping agreements. The term repurchase agreement was entered into with the objective of stabilizing net interest income over time, further protecting the net interest margin against changes in interest rates and providing funding for security purchases. The term repurchase agreement had a borrowing amount of $100.0 million, a maturity date of October 12, 2010, and contained an embedded interest rate floor agreement which was terminated in 2008. The interest rate floor agreement included within the term repurchase agreement represented an embedded derivative instrument which, in accordance with existing accounting literature governing derivative instruments, was not required to be separated from the term repurchase agreement and accounted for separately as a derivative financial instrument. As such, the term repurchase agreement is reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of operations. In March 2008, First Bank restructured its existing $100.0 million term repurchase agreement. The primary modifications were to: (a) increase the borrowing amount from $100.0 million to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate tied to LIBOR to a fixed rate of 3.36%; and (d) terminate the embedded interest rate floor agreement contained within the term repurchase agreement. These modifications resulted in a pre-tax gain of $5.0 million, which is reflected in noninterest income in the consolidated statements of operations.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in December 2009. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $1.2 million and $831,000 at September 30, 2009 and December 31, 2008, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $832,000 and an unrealized loss of $325,000 at September 30, 2009 and December 31, 2008, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income.

The following table summarizes derivative financial instruments held by First Banks, their estimated fair values and their location in the consolidated balance sheets at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value Gain (Loss)	Balance Sheet Location	Fair Value Gain (Loss)
	(dollars expressed in thousands)
Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – subordinated debentures (1)	Other liabilities	$—	Other liabilities	(4,876)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$718	Other assets	76
Interest rate lock commitments	Other assets	1,186	Other assets	831
Forward commitments to sell mortgage-backed securities	Other assets	(832)	Other assets	(325)
Total derivatives in other assets		$1,072		582

Interest rate swap agreements– subordinated debentures	Other liabilities	$(4,587)	Other liabilities	—
Customer interest rate swap agreements	Other liabilities	(452)	Other liabilities	(76)
Total derivatives in other liabilities		$(5,039)		(76)
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income in the consolidated balance sheets as of and for the three and nine months ended September 30, 2009 and 2008 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)
Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$3,938	3,015	11,815	7,782
Amount of gain recognized in other comprehensive income	—	4,300	—	10,105

Cash flow hedges – subordinated debentures (1):
Amount reclassified from accumulated other comprehensive income to interest expense on subordinated debentures	260	85	1,279	192
Amount reclassified from accumulated other comprehensive income to net gain (loss) on derivative instruments	(4,587)	—	(4,587)	—
Amount of gain (loss) recognized in other comprehensive income	(6,019)	(1,333)	(6,108)	2,446
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 in accumulated other comprehensive income was $7.7 million and $19.5 million on a gross basis and $5.0 million and $12.7 million, net of tax, at September 30, 2009 and December 31, 2008, respectively. The loss included in accumulated other comprehensive income related to cash flow hedges on subordinated debentures was zero at September 30, 2009 and $4.9 million on a gross basis and $3.2 million, net of tax, at December 31, 2008, respectively.  In August 2009, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 12 to the consolidated financial statements.

The following table summarizes amounts included in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 related to non-hedging derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net (loss) gain on derivative instruments	$(5,118)	—	(5,118)	—

Customer interest rate swap agreements:
Net (loss) gain on derivative instruments	280	—	681	—

Interest rate floor agreements:
Net (loss) gain on derivative instruments	—	(57)	—	1,729

Interest rate floor agreements embedded in Term Repurchase Agreements:
Gain on extinguishment of term repurchase agreement	—	—	—	5,000

Interest rate lock commitments:
Gain on loans sold and held for sale	602	(70)	355	69

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	(1,343)	(649)	(507)	42

(17)	Contingent Liabilities

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank’s institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks’ option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At September 30, 2009 and December 31, 2008, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

Other Litigation.  In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings other than those discussed above. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

As further described in Note 1 to the consolidated financial statements, the Company and First Bank have entered into informal agreements with the MDOF and the FRB.

(18)	Subsequent Events

In connection with the preparation of the consolidated financial statements, First Banks has evaluated subsequent events after the consolidated balance sheet date of September 30, 2009 through November 13, 2009, the date the financial statements were issued.

On November 11, 2009, First Bank entered into a Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago franchise (Chicago) to FirstMerit Bank, N.A. (FirstMerit). Under the terms of the agreement, FirstMerit is to purchase approximately $315.0 million in loans as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago operations. FirstMerit is also to assume all of the deposits associated with First Bank’s 24 Chicago retail branches, including certain commercial deposit relationships, for a premium of 3.50%, or approximately $42.0 million based on $1.20 billion of such deposits at September 30, 2009. In conjunction with this transaction, on November 11, 2009, First Bank Business Capital, Inc., First Bank’s wholly owned asset based lending subsidiary, entered into a Loan Purchase Agreement that provides for the sale of certain loans to FirstMerit. Under the terms of the agreement, FirstMerit is to purchase approximately $100.0 million in loans at a discount of approximately 8.5%. The acquired loans and deposits represent approximately 5.3% and 13.8% of First Banks’ total loans and deposits at September 30, 2009, respectively. The transaction associated with the Chicago branches, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the first quarter of 2010. The loan purchase transaction, which is subject to certain closing conditions, is expected to be completed during the fourth quarter of 2009.

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

➢	The current stresses in the financial and residential real estate markets, including possible continued deterioration in property values;

➢	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins;

➢	Our results of operations, financial condition and business may be materially, adversely affected if we fail to successfully implement our Capital Plan;

➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

➢	Volatility and disruption in national and international financial markets;

➢	Government intervention in the U.S. financial system;

➢	Changes in consumer spending, borrowings and savings habits;

➢	The impact of laws and regulations applicable to us and changes therein;

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

General

We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri; our wholly owned subsidiary holding company, Coast Financial Holdings, Inc., or CFHI, headquartered in Bradenton, Florida; and SFC’s majority-owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries, as listed below:

➢	First Bank Business Capital, Inc.;
➢	Missouri Valley Partners, Inc., or MVP;
➢	Universal Premium Acceptance Corporation and its wholly owned subsidiary, UPAC of California, Inc., collectively UPAC;
➢	FB Holdings, LLC, or FB Holdings;
➢	Small Business Loan Source LLC, or SBLS LLC; and
➢	ILSIS, Inc.

First Bank’s subsidiaries are wholly owned except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, as of September 30, 2009.

On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank, as further described in Note 8 to the consolidated financial statements.  As such, effective April 30, 2009, First Bank owns 100% of SBLS LLC. On September 30, 2009, First Bank purchased all of the loans and certain other assets and assumed all of the liabilities of SBLS LLC.

At September 30, 2009, we had assets of $10.68 billion, loans, net of unearned discount, of $7.52 billion, deposits of $8.15 billion and stockholders’ equity of $698.8 million, and we currently operate 209 branch banking offices in California, Florida, Illinois, Missouri and Texas.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending, asset-based loans, trade financing and insurance premium financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, automated teller machines, telephone banking, safe deposit boxes, and trust, private banking and institutional money management services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking, insurance, and trust, private banking and institutional money management business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, including the Chicago metropolitan area, southern and northern California, Houston and Dallas, Texas, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

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

Recent Developments. On August 10, 2009, we announced substantial progress with respect to our Capital Optimization Plan, or Capital Plan. The Capital Plan, which was initiated in 2008, was adopted in order to, among other things, preserve our risk-based capital in the current and continuing economic downturn. We have completed, or are in the process of completing, a number of initiatives as part of our Capital Plan, including:

➢
The sale of certain assets and the transfer of certain liabilities of our Texas franchise to Sterling Bank under a Purchase and Assumption Agreement dated August 7, 2009 as further discussed under “—Discontinued Operations;”

➢
The sale of certain assets and the transfer of certain liabilities of our Chicago franchise to FirstMerit Bank, N.A., or FirstMerit, under a Purchase and Assumption Agreement dated November 11, 2009. Under the terms of the agreement, FirstMerit is to purchase approximately $315.0 million in loans as well as certain other assets, including premises and equipment associated with First Bank’s Chicago operations. FirstMerit is also to assume all of the deposits associated with First Bank’s 24 Chicago retail branches, including certain commercial deposit relationships, for a premium of 3.50%, or approximately $42.0 million based on $1.20 billion of such deposits at September 30, 2009. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the first quarter of 2010;

➢
The sale of certain loans of our First Bank Business Capital, Inc. subsidiary to FirstMerit under a Loan Purchase Agreement dated November 11, 2009. Under the terms of the agreement, FirstMerit is to purchase approximately $100.0 million in loans at a discount of approximately 8.5%. The transaction, which is subject to certain closing conditions, is expected to be completed during the fourth quarter of 2009;

➢
The sale of Adrian N. Baker & Company, or ANB, to AHM Corporation Holdings, Inc., or AHM, under a Stock Purchase Agreement dated September 18, 2009 as further discussed under “—Discontinued Operations;”

➢	The sale of two of our Illinois branch offices as further discussed under “—Discontinued Operations;”

➢
The deferral of regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities in addition to the suspension of the payment of cash dividends on our outstanding common stock and preferred stock. We expect our deferral of interest on the junior subordinated notes and our suspension of cash dividends on our common stock and preferred stock will preserve approximately $8.0 million per quarter based upon the interest and dividend payments completed in the first and second quarters of 2009. See further discussion under “—Regulatory Matters and Liquidity;”

➢	The reduction of First Banks’ net risk-weighted assets by $1.87 billion from $10.25 billion at December 31, 2007 to $8.38 billion at September 30, 2009; and

➢
Significant reductions in certain controllable expenses including, but not limited to, compensation, marketing and business development, information technology fees, travel and entertainment and office supplies.

We believe the successful completion of our Capital Plan would substantially improve our capital position; however, no assurances can be made that we will be able to successfully complete all, or any portion of our Capital Plan, or that the Capital Plan will not be materially modified in the future. Our decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on our financial condition. If we are not able to successfully complete a substantial portion of our Capital Plan, our business may be materially and adversely affected.

Discontinued Operations.  On August 7, 2009, First Bank entered into a Purchase and Assumption Agreement with Sterling Bank, or Sterling, headquartered in Houston, Texas, providing for the sale of certain assets and the transfer of certain liabilities of our Texas region, or Texas, to Sterling Bank. Under the terms of the agreement, Sterling is to purchase approximately $236.6 million in loans as well as certain other assets, including premises and equipment associated with First Bank’s Texas operations. Sterling is also to assume approximately $503.3 million of deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, for a premium of 6.0%, or approximately $30.0 million. The acquired loans and deposits represent approximately 3.0% and 5.8% of First Banks total loans and deposits at September 30, 2009, respectively. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the fourth quarter of 2009. These assets and liabilities, which were previously reported in the First Bank segment, will be sold as part of our Capital Plan.

On September 18, 2009, First Bank, ANB and MVP signed a Stock Purchase Agreement that provided for the sale of First Bank’s subsidiaries, ANB and MVP, to AHM. Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.8 million.  The sale of ANB was completed on September 30, 2009 and resulted in a pre-tax gain on the sale of $527,000. The sale of MVP was subsequently terminated by First Bank on November 9, 2009. MVP was previously reported in the First Bank segment. ANB, which was also previously reported in the First Bank segment, was sold as part of our Capital Plan.

All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our accompanying consolidated financial statements for further discussion regarding discontinued operations.

Assets and Liabilities Held for Sale. On August 27, 2009, First Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of First Bank’s Lawrenceville, Illinois branch office to The Peoples State Bank of Newton, or Peoples. Under the terms of the agreement, Peoples is to assume approximately $24.6 million of deposits as well as certain other liabilities, and will purchase approximately $15.1 million of loans as well as certain other assets, including premises and equipment. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the first quarter of 2010.
On August 31, 2009, First Bank entered into a Branch Purchase and Assumption Agreement providing for the sale of First Bank’s Springfield, Illinois branch office to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc., or First Bankers. Under the terms of the agreement, First Bankers is to assume approximately $20.8 million of deposits as well as certain other liabilities, and will purchase approximately $1.6 million of loans as well as certain other assets, including premises and equipment. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the fourth quarter of 2009.

The assets and liabilities associated with the Springfield and Lawrenceville branch offices, or collectively the Branch Sales, are reflected in assets held for sale and liabilities held for sale in our consolidated balance sheet as of September 30, 2009. See Note 2 to our accompanying consolidated financial statements for further discussion regarding assets held for sale and liabilities held for sale.

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

First Bank, under its agreement with the MDOF and the FRB, has agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 9 to our accompanying consolidated financial statements, at September 30, 2009, First Bank’s Tier 1 capital ratio was 8.91%, or approximately $159.8 million over the minimum level required by the agreement. As further described in Note 1 and Note 9 to our accompanying consolidated financial statements, our management has concluded that the Company and First Bank were in full compliance with all provisions of the respective informal agreements as of September 30, 2009. In addition, the Company and First Bank are committed to endeavoring to meet the requirements of the agreements in a timely manner.

On August 10, 2009, we announced our intention to defer our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 18 to the consolidated financial statements.

On September 29, 2009, the Federal Deposit Insurance Corporation, or FDIC, adopted a Notice of Proposed Rulemaking, or NPR, that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 along with their risk-based deposit insurance assessment for the third quarter of 2009 on December 30, 2009. The FDIC Board also voted to maintain current assessment rates through December 31, 2010, to adopt a uniform three-basis point increase in assessment rates for all of 2011 and 2012, and extend the restoration period from seven to eight years. The prepayment, which was adopted by the FDIC Board of Directors on November 12, 2009, will be recorded as a prepaid expense on December 30, 2009, if required.

Financial Condition

Total assets decreased $102.7 million to $10.68 billion at September 30, 2009, from $10.78 billion at December 31, 2008. The decrease in our total assets was primarily attributable to decreases in our loan portfolio, bank-owned life insurance and other assets, partially offset by increases in cash and short-term investments, our investment securities portfolio and other real estate.

Cash and cash equivalents increased $805.7 million to $1.65 billion at September 30, 2009, compared to $842.3 million at December 31, 2008. The increase in cash and cash equivalents was primarily attributable to a decrease in our loan portfolio and an increase in other borrowings, partially offset by an increase in our investment securities portfolio and decreases in deposits. We increased our cash and cash equivalents as a result of the pending sale of Texas, which is expected to close in the fourth quarter of 2009 and will result in a cash outflow of approximately $225.0 million, in addition to the pending Branch Sales and the recently announced sale of our Chicago region on November 11, 2009, which will also result in significant future cash outflows, as further discussed under “—Liquidity.”

Investment securities increased $59.2 million to $634.3 million at September 30, 2009, from $575.1 million at December 31, 2008. We used cash and cash equivalents to increase our available-for-sale investment securities portfolio throughout the first nine months of 2009.

Loans, net of unearned discount, decreased $1.07 billion to $7.52 billion at September 30, 2009, from $8.59 billion at December 31, 2008, reflecting the reclassification of $236.6 million of certain of our Texas region loans to assets of discontinued operations and the reclassification of $16.7 million of loans associated with the Branch Sales to assets held for sale at September 30, 2009, in addition to loan charge-offs of $266.4 million, transfers to other real estate of $127.2 million, as further discussed below, and other loan activity, including principal repayments and overall reduced loan demand, as further discussed under “—Loans and Allowance for Loan Losses.”

Bank premises and equipment, net of depreciation and amortization, decreased $25.3 million to $211.2 million at September 30, 2009, from $236.5 million at December 31, 2008, reflecting the reclassification of $18.5 million and $706,000 of bank premises and equipment to assets of discontinued operations and assets held for sale at September 30, 2009, respectively, associated with our 19 Texas retail branches and the Branch Sales.

Goodwill and other intangible assets decreased $44.0 million to $262.8 million at September 30, 2009, from $306.8 million at December 31, 2008. The decrease reflects the reclassification of $25.0 million of intangible assets to assets of discontinued operations at September 30, 2009 associated with the sale of our 19 Texas retail branches, the reclassification of $2.0 million of intangible assets to assets held for sale at September 30, 2009 associated with the Branch Sales, the sale of ANB on September 30, 2009 which resulted in a decrease of $13.0 million of goodwill and other intangible assets, and amortization.  See Note 5 to our consolidated financial statements for further discussion of goodwill and other intangible assets.

Bank-owned life insurance, or BOLI, decreased $92.5 million to $26.3 million at September 30, 2009, from $118.8 million at December 31, 2008. We terminated our largest BOLI policy in June 2009, resulting in a reduction in the carrying value of BOLI of approximately $93.1 million. In July 2009, we received an initial cash payment of $90.6 million from the liquidation of the underlying assets associated with the terminated BOLI policy.

Other real estate increased $72.5 million to $164.0 million at September 30, 2009, from $91.5 million at December 31, 2008 reflecting substantially higher foreclosure activity, primarily of real estate construction and development loans, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets decreased $55.3 million to $99.3 million at September 30, 2009, from $154.6 million at December 31, 2008. The decrease is primarily attributable to a refund of approximately $62.0 million of federal income taxes received in the second quarter of 2009, which was classified as an income tax receivable within other assets in our consolidated balance sheets at December 31, 2008. This decrease is partially offset by a receivable of $14.8 million recorded on September 30, 2009 in conjunction with the sale of ANB.

Assets of discontinued operations and assets held for sale were $286.0 million and $19.9 million at September 30, 2009, respectively. See Note 2 to our consolidated financial statements for further discussion of discontinued operations and assets held for sale.

Deposits decreased $596.2 million to $8.15 billion at September 30, 2009, from $8.74 billion at December 31, 2008, reflecting the reclassification of $503.3 million of certain of our Texas region deposits to liabilities of discontinued operations and the reclassification of $45.4 million of deposits associated with the Branch Sales to liabilities held for sale at September 30, 2009. Time deposits decreased $525.0 million during the first nine months of 2009, reflecting the reclassification of $216.9 million of aggregate time deposits associated with discontinued operations and Branch Sales to liabilities of discontinued operations and liabilities held for sale, and a decline of $96.6 million in deposits in the Certificate of Deposit Account Registry Service, or CDARS. The reduction in CDARS deposits is primarily due to management’s decision to use CDARS for placement of customer deposits and thereby earn fee income, rather than using CDARS to acquire time deposits from other banks. The declines in noninterest-bearing demand deposits, interest-bearing demand deposits and savings and money market deposits reflect the reclassification of $94.4 million, $48.5 million and $188.5 million, respectively, in aggregate deposits associated with discontinued operations and Branch Sales to liabilities of discontinued operations and liabilities held for sale at September 30, 2009. These decreases were partially offset by organic growth in noninterest-bearing demand deposits, interest-bearing demand deposits and savings and money market deposits of $83.5 million, $40.4 million and $136.9 million, respectively, through our deposit development programs, including marketing campaigns coupled with enhanced product and service offerings.

Other borrowings, which are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank, or FHLB, advances, Federal Reserve Bank, or FRB, borrowings and federal funds purchased, increased $243.6 million to $818.7 million at September 30, 2009, compared to $575.1 million at December 31, 2008. We utilized excess liquidity from cash and short-term investments during the first quarter of 2009 to payoff $200.0 million in FHLB advances and $100.0 million in FRB borrowings. During the second and third quarters of 2009, we entered into $600.0 million in FHLB advances, as further discussed under “—Liquidity.”  In addition, our securities sold under agreements to repurchase declined by $50.9 million during the first nine months of 2009 primarily due to a reduction in customer balances associated with this product segment and the reclassification of $5.5 million of daily repurchase agreements associated with our Texas region to liabilities of discontinued operations.

Liabilities associated with discontinued operations and Branch Sales at September 30, 2009 were $512.0 million and $45.5 million respectively. See Note 2 to our consolidated financial statements for a description of discontinued operations and liabilities held for sale.

Total stockholders’ equity, including noncontrolling interest in subsidiaries, was $698.8 million and $996.4 million at September 30, 2009 and December 31, 2008, respectively, reflecting a decrease of $297.6 million during the first nine months of 2009. The decrease for 2009 was primarily attributable to:

➢	A net loss of $273.8 million;

➢	Dividends declared of $328,000 on our Class A and Class B preferred stock;

➢	Dividends declared of $10.1 million on our Class C and Class D preferred stock;

➢	A decrease of $5.3 million in accumulated other comprehensive income primarily due to changes in unrealized gains and losses on our derivative financial instruments and investment securities; and

➢
A decrease in noncontrolling interest in subsidiaries of $10.9 million, reflecting a decrease of $6.2 million associated with net losses in FB Holdings and SBLS LLC in addition to a decrease of $4.7 million associated with the purchase of FCA’s minority interest in SBLS LLC; partially offset by

➢
An increase of $2.8 million in additional paid-in capital as a result of the purchase of FCA’s minority interest in SBLS LLC, as further described in Note 1 and Note 8 to the consolidated financial statements.

Results of Operations

Net Income.  We recorded a net loss, including discontinued operations, of $91.1 million and $273.8 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss of $25.0 million and $69.8 million for the comparable periods in 2008. The net losses reflect the following:

➢
A provision for loan losses of $107.0 million and $327.0 million for the three and nine months ended September 30, 2009, respectively, compared to $99.0 million and $229.0 million for the comparable periods in 2008;

➢
Net interest income of $72.2 million and $217.5 million for the three and nine months ended September 30, 2009, respectively, compared to $86.2 million and $264.6 million for the comparable periods in 2008, which resulted in a decline in our net interest margin to 2.96% and 3.07% for the three and nine months ended September 30, 2009, respectively, compared to 3.55% and 3.66% for the comparable periods in 2008;

➢
Noninterest income of $17.3 million and $62.2 million for the three and nine months ended September 30, 2009, respectively, compared to $14.9 million and $58.4 million for the comparable periods in 2008;

➢
Noninterest expense of $72.7 million and $221.8 million for the three and nine months ended September 30, 2009, respectively, compared to $76.5 million and $227.8 million for the comparable periods in 2008;

➢
A provision for income taxes of $58,000 and $2.5 million for the three and nine months ended September 30, 2009, respectively, compared to a benefit for income taxes of $51.4 million and $72.5 million for the comparable periods in 2008; and

➢
A loss from discontinued operations, net of tax, of $2.3 million and $8.4 million for the three and nine months ended September 30, 2009, respectively, compared to $2.1 million and $8.4 million for the comparable periods in 2008.

The increase in our provision for loan losses in 2009 was primarily driven by increased net loan charge-offs and declining asset quality trends throughout our loan portfolio as a result of continued weak economic conditions and significant declines in real estate values, as further discussed under “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and our net interest margin was primarily attributable to a significant increase in nonaccrual loans during 2009 and a 400 basis point decrease, in aggregate, in the prime lending rate in 2008, coupled with a significant decline in the London Interbank Offered Rate, or LIBOR, during the same period, and a higher average balance of lower-yielding short-term investments, partially offset by a decrease in deposit and other interest-bearing liability costs. We are currently in an asset-sensitive balance sheet position, and as such, interest rate cuts by the Federal Reserve have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates. See further discussion under “—Net Interest Income.”

The increase in our noninterest income primarily resulted from increased gains on loans sold and held for sale, increases in net gains on investment securities and lower declines in the fair value of servicing rights; partially offset by an increase in net losses on derivative instruments, a pre-tax gain of $5.0 million recorded on the extinguishment of a term repurchase agreement in 2008 and a gain of $1.8 million on the sale of various state tax credits in 2008. See further discussion under “—Noninterest Income.”

The decrease in noninterest expense primarily resulted from reductions in salaries and employee benefits expense attributable to profit improvement initiatives and certain staffing reductions completed in 2008 and in the first nine months of 2009, and reductions in information technology fees and advertising and business development expenses. These decreases were partially offset by increased FDIC insurance assessment premiums and expenses on other real estate properties, as further discussed under “—Noninterest Expense.”

The increase in the provision for income taxes primarily resulted from the consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further discussed under “—Provision for Income Taxes” and in Note 14 to our consolidated financial statements. The benefit for income taxes for the three and nine months ended September 30, 2008 includes a partial reversal of our deferred tax asset valuation allowance of $22.8 million, which resulted in an increase in the benefit for income taxes of $21.6 million during the third quarter of 2008.

Net Interest Income.  Net interest income, expressed on a tax-equivalent basis, decreased to $72.4 million and $218.2 million for the three and nine months ended September 30, 2009, respectively, compared to $86.5 million and $265.6 million for the comparable periods in 2008. Our net interest margin declined to 2.96% and 3.07% for the three and nine months ended September 30, 2009, respectively, compared to 3.55% and 3.66% for the comparable periods in 2008. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets and liabilities, as well as the general level of interest rates and changes in interest rates. Interest income expressed on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income computed on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average tax-equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the decline in our net interest margin and net interest income for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 to an increase in the average amount of our nonperforming loans and significant reversals of interest accrued on loans placed on nonaccrual status, in addition to significant declines in the prime lending rate that began in September 2007 and continued throughout 2008 and the decline in LIBOR during 2008 and 2009, as further discussed below. Our net interest margin and net interest income has also been negatively impacted by higher levels of average lower-yielding short-term investments. Our net interest income for the three and nine months ended September 30, 2009 and 2008 was positively impacted by an increase in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, as further discussed below.

Our balance sheet is presently asset sensitive, and as such, our net interest margin is negatively impacted with each interest rate cut as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. The average yield earned on our interest-earning assets decreased 130 and 136 basis points to 4.51% and 4.81% for the three and nine months ended September 30, 2009, respectively, compared to 5.81% and 6.17% for the same periods in 2008, while the average rate paid on our interest-bearing liabilities decreased 81 and 88 basis points to 1.87% and 2.11% for the three and nine months ended September 30, 2009, respectively, compared to 2.68% and 2.99% for the same periods in 2008. Our average interest-earning assets increased $9.1 million and decreased $206.8 million to $9.71 billion and $9.49 billion for the three and nine months ended September 30, 2009, respectively, from $9.70 billion for the comparable periods in 2008. The increase during the three months ended September 30, 2009 compared to the same period in 2008 primarily resulted from a $984.2 million increase in our average short-term investments, a $5.7 million increase in our average FHLB and FRB stock, and a $5.5 million increase in our average investment securities, partially offset by a $986.3 million decrease in our average loans. The decrease during the nine months ended September 30, 2009 compared to the same period in 2008 resulted from a decrease in our average loans of $730.2 million and our average investment securities of $128.9 million, partially offset by an increase in our average short-term investments of $649.5 million. Average interest-bearing liabilities decreased $145.3 million and $323.1 million to $8.03 billion and $7.84 billion for the three and nine months ended September 30, 2009, respectively, from $8.17 billion and $8.16 billion for the comparable periods in 2008.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $102.6 million and $318.3 million for the three and nine months ended September 30, 2009, respectively, compared to $131.6 million and $416.7 million for the comparable periods in 2008. Average loans, net of unearned discount, decreased $986.3 million and $730.2 million to $7.76 billion and $8.06 billion for the three and nine months ended September 30, 2009, respectively, from $8.75 billion and $8.79 billion for the comparable periods in 2008. The decrease in average loans primarily reflects a decrease in internal growth, loan charge-offs and transfers of certain loans to other real estate. The yield on our loan portfolio decreased 74 and 105 basis points to 5.24% and 5.28% for the three and nine months ended September 30, 2009, respectively, compared to 5.98% and 6.33% for the comparable periods in 2008. The yield on our loan portfolio continues to be adversely impacted by the decrease in the prime lending rate throughout 2008 to historically low levels and the significant decrease in the LIBOR rate throughout 2008 and 2009, as a significant portion of our loan portfolio is priced to the prime lending and LIBOR rate indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the significant increase in the average level of nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 55 and 41 basis points during the three and nine months ended September 30, 2009, respectively, compared to approximately 33 and 28 basis points during the comparable periods in 2008. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $3.9 million and $11.8 million for the three and nine months ended September 30, 2009, respectively, compared to $3.0 million and $7.8 million for the same periods in 2008. During 2009, we have been re-pricing our loan portfolio to be more reflective of current market conditions by implementing interest rate floors and increasing margins to prime lending and LIBOR rates in accordance with the respective borrower’s credit risk profile.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $6.2 million and $20.2 million for the three and nine months ended September 30, 2009, respectively, compared to $8.4 million and $28.3 million for the comparable periods in 2008. Average investment securities were $709.2 million and $649.7 million for the three and nine months ended September 30, 2009, respectively, compared to $703.8 million and $778.7 million for the comparable periods in 2008. The reduction in our average investment securities during the first nine months of 2009 reflects the utilization of funds provided by maturities and sales of investment securities to increase our average short-term investments. The yield earned on our investment portfolio was 3.48% and 4.17% for the three and nine months ended September 30, 2009, respectively, compared to 4.74% and 4.86% for the comparable periods in 2008, reflecting the decline in short-term interest rates as well as the sale of higher-yielding investment securities throughout the first nine months of 2009 resulting in gains of $4.3 million.

Dividends on our FHLB and FRB stock were $629,000 and $1.6 million for the three and nine months ended September 30, 2009, respectively, compared to $684,000 and $2.0 million for the comparable periods in 2008. Average FHLB and FRB stock was $60.7 million and $54.8 million for the three and nine months ended September 30, 2009, respectively, compared to $55.0 million and $51.9 million for the comparable periods in 2008. The yield earned on our FHLB and FRB stock was 4.11% and 3.84% for the three and nine months ended September 30, 2009, respectively, compared to 4.95% and 5.06% for the comparable periods in 2008.

Interest income on our short-term investments was $763,000 and $1.7 million for the three and nine months ended September 30, 2009, respectively, compared to $839,000 and $1.1 million for the comparable periods in 2008. Average short-term investments were $1.17 billion and $728.8 million for the three and nine months ended September 30, 2009, respectively, compared to $186.8 million and $79.3 million for the comparable periods in 2008. The increase in the average balance of short-term investments was primarily due to a higher level of liquidity in the first nine months of 2009 as compared to 2008. The yield earned on our short-term investments was 0.26% and 0.31% for the three and nine months ended September 30, 2009, respectively, compared to 1.79% and 1.91% for the comparable periods in 2008, reflecting a significant decline in short-term interest rates. The majority of funds in our short-term investments during 2009 were maintained in our correspondent bank account with the Federal Reserve Bank of St. Louis, which currently earns 0.25%. We increased our cash and cash equivalents as a result of the pending sale of Texas which is expected to close in the fourth quarter of 2009 and will result in a cash outflow of approximately $225.0 million in addition to the pending Branch Sales and the recently announced sale of our Chicago region on November 11, 2009 which will also result in significant cash outflows. See further discussion under “—Liquidity.”

Interest expense on our interest-bearing deposits decreased to $31.4 million and $104.3 million for the three and nine months ended September 30, 2009, respectively, compared to $46.1 million and $153.5 million for the comparable periods in 2008. Average interest-bearing deposits decreased to $7.01 billion and $6.99 billion for the three and nine months ended September 30, 2009, respectively, compared to $7.18 billion and $7.19 billion for the comparable periods in 2008, reflecting anticipated run-off of higher rate certificates of deposits, partially offset by organic growth through deposit development programs. The mix of our deposit portfolio volumes reflects a shift from time deposits to savings and money market deposits. The decrease in average interest-bearing deposits for the first nine months of 2009 compared to the same period in 2008 is comprised of decreases in average time deposits of $235.3 million and average interest-bearing demand deposits of $24.7 million; partially offset by an increase in average savings and money market deposits of $55.7 million. The Florida region accounted for $140.1 million of the decrease in our average time deposits, which was anticipated as part of our planned post-acquisition strategy to improve the net interest margin in this region. These time deposits carried substantially higher interest rates than those throughout our other markets. The aggregate weighted average rate paid on our deposit portfolio was 1.78% and 2.00% for the three and nine months ended September 30, 2009, respectively, compared to 2.56% and 2.85% for the comparable periods in 2008, and 1.97% and 2.25% for the second and first quarters of 2009, respectively, reflective of the declining interest rate environment, an anticipated run-off of higher rate certificates of deposit and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 2.92% and 3.15% for the three and nine months ended September 30, 2009, respectively, from 3.55% and 3.94% for the comparable periods in 2008; the average rate paid on our savings and money market deposit portfolio declined to 0.95% and 1.15% for the three and nine months ended September 30, 2009, respectively, from 1.96% and 2.15% for the comparable periods in 2008; and the average rate paid on our interest-bearing demand deposits declined to 0.18% for the three and nine months ended September 30, 2009, from 0.49% and 0.60% for the comparable periods in 2008, respectively. We anticipate continued reductions in our deposit costs as certain of our certificates of deposit and money market accounts re-price from promotional rates to current market interest rates.

Interest expense on our other borrowings was $2.9 million and $6.9 million for the three and nine months ended September 30, 2009, respectively, compared to $3.9 million and $11.6 million for the comparable periods in 2008. Average other borrowings were $669.3 million and $498.6 million for the three and nine months ended September 30, 2009, respectively, compared to $637.6 million and $589.3 million for the comparable periods in 2008. The aggregate weighted average rate paid on our other borrowings was 1.69% and 1.84% for the three and nine months ended September 30, 2009, respectively, compared to 2.42% and 2.63% for the comparable periods in 2008. The decrease in the weighted average rate paid on our other borrowings reflects the reduction in short-term interest rates during the periods, as previously discussed.

Interest expense on our notes payable was zero and $37,000 for the three and nine months ended September 30, 2009, respectively, compared to $45,000 and $1.3 million for the comparable periods in 2008. We did not have any balances outstanding under our notes payable during 2009. Our notes payable averaged $3.1 million and $28.3 million for the three and nine months ended September 30, 2008, respectively. The aggregate weighted average rate paid on our notes payable was 5.79% and 6.19% for the three and nine months ended September 30, 2008, respectively. The weighted average rate paid on our notes payable includes unused commitment, arrangement and renewal fees. Exclusive of these fees, the weighted average rate paid on our notes payable was 3.47% and 4.52% for the three and nine months ended September 30, 2008, respectively. The decrease in our average notes payable during the periods is attributable to contractual payments and additional prepayments made on our outstanding notes payable. Specifically, during the second quarter of 2008, we were advanced $30.0 million under a new secured revolving line of credit with an affiliated entity and utilized the proceeds of the advance to terminate and repay in full all of the obligations under our former secured credit facility with a group of unaffiliated financial institutions. During the third quarter of 2008, we repaid in full the outstanding balance on our new secured revolving line of credit.  Subsequent to that time, we did not borrow any additional funds on the new secured line of credit, which matured on June 30, 2009, as further discussed in Note 11 to our consolidated financial statements.

Interest expense on our subordinated debentures was $3.6 million and $12.4 million for the three and nine months ended September 30, 2009, respectively, compared to $5.0 million and $16.1 million for the comparable periods in 2008. Average subordinated debentures were $353.9 million for the three and nine months ended September 30, 2009, compared to $353.8 million for the three and nine months ended September 30, 2008. The aggregate weighted average rate paid on our subordinated debentures was 3.99% and 4.67% for the three and nine months ended September 30, 2009, respectively, compared to 5.60% and 6.07% for the comparable periods in 2008. The aggregate weighted average rates and the level of interest expense reflect: (a) the reduction in LIBOR rates, and the impact to the related spreads to LIBOR during the periods; and (b) the entrance into four interest rate swap agreements with a notional amount of $125.0 million in aggregate during March 2008 that effectively converted the interest payments on certain of our subordinated debentures from a variable rate to a fixed rate. In August 2009, we discontinued hedge accounting on these interest rate swap agreements due to the deferral of interest payments on our trust preferred securities. Therefore, the net interest recorded on the interest rate swap agreements was recorded as noninterest income effective August 2009, as further described under “—Interest Rate Risk Management” and in Note 12 and Note 16 to our consolidated financial statements. Interest expense on subordinated debentures includes interest expense associated with our interest rate swap agreements of $260,000 and $1.3 million for the three and nine months ended September 30, 2009, respectively, compared to $85,000 and $192,000 for the comparable periods in 2008.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009			2008			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)

ASSETS

Interest-earning assets:
Loans (1)(2)(3)(4)	$7,764,681	102,645	5.24%	$8,750,967	131,592	5.98%	$8,058,153	318,304	5.28%	$8,788,398	416,724	6.33%
Investment securities (4)	709,213	6,226	3.48	703,753	8,377	4.74	649,713	20,242	4.17	778,658	28,325	4.86
FHLB and FRB stock	60,725	629	4.11	54,982	684	4.95	54,752	1,573	3.84	51,862	1,964	5.06
Short-term investments	1,171,017	763	0.26	186,793	839	1.79	728,808	1,664	0.31	79,319	1,137	1.91
Total interest-earning assets	9,705,636	110,263	4.51	9,696,495	141,492	5.81	9,491,426	341,783	4.81	9,698,237	448,150	6.17
Nonearning assets	644,592			842,564			736,299			837,563
Assets of discontinued operation	315,934			297,668			316,356			282,560
Total assets	$10,666,162			$10,836,727			$10,544,081			$10,818,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$931,927	423	0.18%	$912,788	1,129	0.49%	$908,701	1,246	0.18%	$933,411	4,218	0.60%
Savings and money market	2,754,467	6,574	0.95	2,744,387	13,545	1.96	2,687,910	23,199	1.15	2,632,173	42,440	2.15
Time deposits of $100 or more	1,112,917	8,214	2.93	1,192,273	10,881	3.63	1,130,757	26,909	3.18	1,271,588	38,389	4.03
Other time deposits	2,206,437	16,220	2.92	2,330,269	20,561	3.51	2,257,784	52,974	3.14	2,352,287	68,495	3.89
Total interest-bearing deposits	7,005,748	31,431	1.78	7,179,717	46,116	2.56	6,985,152	104,328	2.00	7,189,459	153,542	2.85
Other borrowings	669,296	2,859	1.69	637,617	3,874	2.42	498,626	6,873	1.84	589,262	11,623	2.63
Notes payable (5)	—	—	—	3,092	45	5.79	—	37	—	28,271	1,310	6.19
Subordinated debentures (3)	353,876	3,555	3.99	353,799	4,980	5.60	353,857	12,365	4.67	353,780	16,078	6.07
Total interest-bearing liabilities	8,028,920	37,845	1.87	8,174,225	55,015	2.68	7,837,635	123,603	2.11	8,160,772	182,553	2.99
Noninterest-bearing liabilities:
Demand deposits	1,236,457			1,139,819			1,206,459			1,118,809
Other liabilities	103,691			61,018			102,290			81,167
Liabilities of discontinued operations	527,932			564,430			522,945			587,991
Total liabilities	9,897,000			9,939,492			9,669,329			9,948,739
Stockholders’ equity	769,162			897,235			874,752			869,621
Total liabilities and stockholders’ equity	$10,666,162			$10,836,727			$10,544,081			$10,818,360

Net interest income		72,418			86,477			218,180			265,597
Interest rate spread			2.64			3.13			2.70			3.18
Net interest margin (6)			2.96%			3.55%			3.07%			3.66%
____________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $221,000 and $699,000 for the three and nine months ended September 30, 2009, respectively, and $325,000 and $1.0 million for the comparable periods in 2008.

(5)
Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 3.47% and 4.52% for the three and nine months ended September 30, 2008, respectively.

(6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended September 30, 2009 Compared to 2008			Nine Months Ended September 30, 2009 Compared to 2008
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)

Interest earned on:
Loans: (1) (2) (3)
Taxable	$(13,861)	(14,997)	(28,858)	(32,692)	(65,262)	(97,954)
Tax-exempt (4)	(30)	(59)	(89)	(104)	(362)	(466)
Investment securities:
Taxable	208	(2,151)	(1,943)	(3,965)	(3,716)	(7,681)
Tax-exempt (4)	(207)	(1)	(208)	(461)	59	(402)
FHLB and Federal Reserve Bank stock	68	(123)	(55)	104	(495)	(391)
Short-term investments	1,174	(1,250)	(76)	2,200	(1,673)	527
Total interest income	(12,648)	(18,581)	(31,229)	(34,918)	(71,449)	(106,367)
Interest paid on:
Interest-bearing demand deposits	23	(729)	(706)	(108)	(2,864)	(2,972)
Savings and money market deposits	50	(7,021)	(6,971)	877	(20,118)	(19,241)
Time deposits	(1,719)	(5,289)	(7,008)	(6,606)	(20,395)	(27,001)
Other borrowings	188	(1,203)	(1,015)	(1,609)	(3,141)	(4,750)
Notes payable (5)	(22)	(23)	(45)	(636)	(637)	(1,273)
Subordinated debentures (3)	1	(1,426)	(1,425)	3	(3,716)	(3,713)
Total interest expense	(1,479)	(15,691)	(17,170)	(8,079)	(50,871)	(58,950)
Net interest income	$(11,169)	(2,890)	(14,059)	(26,839)	(20,578)	(47,417)
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effect of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Provision for Loan Losses.  We recorded a provision for loan losses of $107.0 million for the three months ended September 30, 2009, compared to $99.0 million for the comparable period in 2008. We recorded a provision for loan losses of $327.0 million for the nine months ended September 30, 2009, compared to $229.0 million for the comparable period in 2008. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and declining asset quality trends throughout our loan portfolio as a result of continued weak economic conditions and significant declines in real estate values, as further discussed under “—Loans and Allowance for Loan Losses.”

Our nonperforming loans were $664.2 million at September 30, 2009, compared to $494.4 million at June 30, 2009, $475.7 million at March 31, 2009 and $442.4 million at December 31, 2008. Our net loan charge-offs were $103.6 million and $256.5 million for the three and nine months ended September 30, 2009, respectively, compared to $88.9 million and $186.4 million for the comparable periods in 2008. Our annualized net loan charge-offs were 5.29% and 4.26% of average loans for the three and nine months ended September 30, 2009, respectively, compared to 4.04% and 2.83% for the same periods in 2008. Loan charge-offs were $107.4 million and $266.4 million for the three and nine months ended September 30, 2009, respectively, compared to $91.5 million and $192.4 million for the comparable periods in 2008, and loan recoveries were $3.8 million and $9.9 million for the three and nine months ended September 30, 2009, respectively, compared to $2.5 million and $6.0 million for the comparable periods in 2008, as further discussed under “—Loans and Allowance for Loan Losses.”

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income.   Noninterest income was $17.3 million and $62.2 million for the three and nine months ended September 30, 2009, respectively, compared to $14.9 million and $58.4 million for the comparable periods in 2008. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees were $13.4 million and $38.4 million for the three and nine months ended September 30, 2009, respectively, compared to $13.4 million and $36.6 million for the comparable periods in 2008. The increase in service charges and customer service fees for the nine months ended September 30, 2009 compared to the same period in 2008 is primarily attributable to an increase in retail non-sufficient funds and returned check fee income as well as an increase in commercial service charges resulting from our efforts to control fee waivers, a decrease in the earnings credit rate due to the decline in short-term interest rates throughout the periods, and reflects changes in the deposit mix during the periods as well as cyclical changes in consumer spending within our customer base.

Gains on loans sold and held for sale increased to $2.2 million and $9.6 million for the three and nine months ended September 30, 2009, respectively, compared to $908,000 and $3.2 million for the comparable periods in 2008. The increase is primarily attributable to an increase in the volume of mortgage loans originated and subsequently sold in the secondary market resulting from increased levels of refinancing of one-to-four family residential real estate loans in light of declining mortgage interest rates experienced during 2009.

We recorded net gains on investment securities of $3.1 million and $4.3 million for the three and nine months ended September 30, 2009, respectively, compared to net losses on investment securities of $1.1 million and $5.7 million for the comparable periods in 2008. During the first nine months of 2009, we sold certain available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments. We recognized other-than-temporary impairment on available-for-sale securities of $6.4 million in the second quarter of 2008 on an equity investment in the common stock of a single company in the financial services industry, which management considers to have been primarily caused by economic events impacting the financial services industry as a whole. We also recognized other-than-temporary impairment of $1.0 million on a preferred stock investment in the third quarter of 2008, necessitated by bankruptcy proceedings of the underlying financial services company. These impairment losses were partially offset by a gain of approximately $867,000 on the sale of approximately $81.5 million of mortgage-backed available-for-sale investment securities during the first quarter of 2008.

BOLI investment income was $84,000 and $646,000 for the three and nine months ended September 30, 2009, respectively, compared to $554,000 and $2.3 million for the comparable periods in 2008. The decrease reflects the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program and overall market conditions. In June 2009, we terminated our largest insurance policy resulting in a reduction in the carrying value of our BOLI investment of approximately $93.1 million, as previously discussed. We did not record any gain or loss for the three and nine months ended September 30, 2009 as a result of the termination of this insurance policy.

We recorded net losses of $4.8 million and $4.4 million on derivative instruments for the three and nine months ended September 30, 2009, respectively. We recorded net losses of $57,000 and net gains of $1.7 million for the three and nine months ended September 30, 2008, respectively. The net loss for the three and nine months ended September 30, 2009 is primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures that was reclassified from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009. These losses were partially offset by income generated from the issuance of customer interest rate swap agreements throughout the first nine months of 2009. The net loss for the three months ended September 30, 2008 and the net gain for the nine months ended September 30, 2008 were primarily attributable to changes in the fair value of our interest rate floor agreements. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program. We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements, as further described under “—Interest Rate Risk Management” and in Note 16 to our consolidated financial statements.

We recorded net losses of $684,000 and $2.4 million associated with changes in the fair value of mortgage and SBA servicing rights for the three and nine months ended September 30, 2009, respectively, compared to net losses of $5.3 million and $6.5 million for the comparable periods in 2008. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds. The change also reflects changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio.

Loan servicing fees were $2.2 million and $6.4 million for the three and nine months ended September 30, 2009, respectively, compared to $2.3 million and $6.4 million for the comparable periods in 2008. These fees are primarily attributable to fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns. The level of fees is impacted by the balance of loans serviced, and is partially offset by increased interest shortfall on serviced residential mortgage loans attributable to accelerated payoffs due to increased refinancing levels. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

In March 2008, we restructured a $100.0 million term repurchase agreement, which included the following primary modifications: (a) increased the borrowing amount to $120.0 million; (b) extended the maturity date from October 12, 2010 to April 12, 2012; (c) converted the interest rate from a variable rate to a fixed rate of 3.36%; and (d) terminated the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in the recognition of the pre-tax gain of $5.0 million recorded in the three months ended March 31, 2008, as further described in Note 11 and Note 16 to our consolidated financial statements.

Other income was $1.9 million and $9.7 million for the three and nine months ended September 30, 2009, respectively, compared to $4.2 million and $15.4 million for the comparable periods in 2008. The decrease is primarily attributable to the following:

➢
Recoveries of certain loan principal balances that had been previously charged off by the financial institutions prior to their acquisition by First Banks of $13,000 and $107,000 for the three and nine months ended September 30, 2009, respectively, compared to $186,000 and $1.7 million for the same periods in 2008;

➢	Income of $1.8 million recognized in the second quarter of 2008 on the sale of various state tax credits;

➢
A gain recognized in the first quarter of 2008 on the Visa, Inc., or Visa, initial public offering of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa’s initial public offering; and

➢
Losses on sales of other real estate of $1.4 million and gains on sales of other real estate of $40,000 for the three and nine months ended September 30, 2009, respectively, compared to gains on sales of other real estate of $509,000 and $219,000 for the comparable periods in 2008.

Noninterest Expense. Noninterest expense was $72.7 million and $221.8 million for the three and nine months ended September 30, 2009, respectively, compared to $76.5 million and $227.8 million for the comparable periods in 2008. The decrease in noninterest expense was primarily attributable to our continued efforts to improve our expense levels through certain profit improvement initiatives that were implemented throughout 2008 and 2009, partially offset by increased FDIC insurance assessment premiums and expenses associated with the increased level of nonperforming assets, including expenses on other real estate properties.

Salaries and employee benefits expense decreased to $27.4 million and $83.8 million for the three and nine months ended September 30, 2009, respectively, from $31.6 million and $99.5 million for the comparable periods in 2008. The overall decrease in salaries and employee benefits expense is primarily attributable to certain staff reductions during 2008 and the first nine months of 2009. Our total full-time equivalent employees (FTEs), including those related to discontinued operations, decreased to approximately 2,045 at September 30, 2009, from 2,209 at December 31, 2008 and 2,283 at September 30, 2008. Our total FTEs, excluding those related to discontinued operations, decreased to approximately 1,921 at September 30, 2009, from 2,021 at December 31, 2008 and 2,086 at September 30, 2008, representing a decrease of 4.9% and 7.9%, respectively. The decrease in salaries and employee benefits expense also reflects a decline in incentive compensation expense commensurate with our earnings performance and a decline in other benefits expenses, including medical and prescription expenses and our 401(k) matching contribution, which was eliminated effective April 1, 2009.

Occupancy, net of rental income, and furniture and equipment expense was $13.0 million and $39.2 million for the three and nine months ended September 30, 2009, respectively, compared to $13.7 million and $40.6 million for the same periods in 2008. The decrease in 2009 primarily reflects reduced furniture, fixtures and equipment expenditures associated with prior expansion activities and certain branch closures.

Postage, printing and supplies expense decreased to $1.1 million and $3.7 million for the three and nine months ended September 30, 2009, respectively, from $1.4 million and $4.6 million for the comparable periods in 2008, reflecting a decrease in office supplies and check printing expenses as a result of profit improvement initiatives.

Information technology and item processing fees decreased to $7.5 million and $23.5 million for the three and nine months ended September 30, 2009, respectively, from $8.8 million and $27.1 million for the comparable periods in 2008. As more fully described in Note 8 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending and trust divisions and other subsidiaries. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P.

Legal, examination and professional fees were $3.7 million and $11.1 million for the three and nine months ended September 30, 2009, respectively, compared to $4.0 million and $10.6 million for the comparable periods in 2008. The increase for the nine months ended September 30, 2009, as compared to the same period in 2008, primarily reflects higher legal expenses related to collection and foreclosure efforts associated with the increase in nonperforming assets, partially offset by expenses incurred in the prior year related to internal investigations, including the investigation commissioned by our Audit Committee regarding certain matters associated with the mortgage banking division and the resulting restatement of our consolidated financial statements. The decrease for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, reflects expenses incurred in the prior year related to internal investigations and ongoing litigation matters, including those assumed through the acquisition of Coast Bank of Florida; partially offset by higher legal expenses related to the increase in nonperforming assets. We anticipate legal, examination and professional fees will remain at higher than historical levels until economic conditions stabilize which will result in higher legal and professional fees associated with foreclosure efforts on problem loans, other collection efforts and ongoing litigation matters.

Amortization of intangible assets decreased to $1.7 million and $5.1 million for the three and nine months ended September 30, 2009, respectively, from $2.2 million and $6.5 million for the comparable periods in 2008, attributable to the completion of the amortization period of certain core deposit and other intangible assets.

Advertising and business development expense decreased to $420,000 and $1.8 million for the three and nine months ended September 30, 2009, respectively, from $1.7 million and $5.0 million for the comparable periods in 2008, reflecting certain profit improvement initiatives and management’s efforts to reduce these expenditures in light of the current economic environment.

FDIC insurance expense increased to $4.9 million and $18.2 million for the three and nine months ended September 30, 2009, respectively, from $1.4 million and $4.3 million for the comparable periods in 2008. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums and were depleted in 2008. Our premium rates increased in the first quarter of 2009 and again in the second and third quarter of 2009, and are expected to continue to increase in the future based on our risk assessment rating in addition to recent developments within the banking industry, including the failure of other financial institutions. We recorded additional FDIC insurance expense of $4.8 million in the second quarter of 2009 related to a special assessment paid on September 30, 2009 of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.

Expenses on other real estate increased to $3.9 million and $11.4 million for the three and nine months ended September 30, 2009, respectively, from $1.9 million and $3.8 million for the comparable periods in 2008. The increase in other real estate expenses is primarily attributable to expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties as well as other property preservation related expenses. The balance of our other real estate properties increased to $164.0 million at September 30, 2009, from $156.9 million at June 30, 2009, $145.8 million at March 31, 2009, $91.5 million at December 31, 2008 and $44.3 million at September 30, 2008. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the increase in our other real estate balances and the expected future transfer of certain of our nonperforming loans into our other real estate portfolio.

Other expense was $9.0 million and $23.8 million for the three and nine months ended September 30, 2009, respectively, compared to $9.7 million and $25.9 million for the comparable periods in 2008. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The decrease in other expense is primarily attributable to profit improvement initiatives and management’s efforts to reduce overall expense levels, partially offset by an increase in overdraft losses, and an increase in loan expenses attributable to collection efforts related to asset quality matters.

Provision for Income Taxes. We recorded a provision for income taxes of $58,000 and $2.5 million for the three and nine months ended September 30, 2009, respectively, compared to a benefit for income taxes of $51.4 million and $72.5 million for the three and nine months ended September 30, 2008, respectively. The change in the provision for income taxes primarily resulted from the consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 14 to our consolidated financial statements. The benefit for income taxes for the three and nine months ended September 30, 2008 reflects our reduced level of earnings and a partial reversal of our deferred tax asset valuation allowance of $22.8 million, which resulted in an increase in the benefit for income taxes of $21.6 million during the third quarter of 2008.

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

The derivative financial instruments we held as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009		December 31, 2008
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap agreements	82,135	807	16,000	85
Interest rate lock commitments	48,000	1,186	48,700	831
Forward commitments to sell mortgage-backed securities	59,000	—	40,300	—
_________________
(1)
In August 2009, we discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with our subordinated debentures.

We realized net interest income on our derivative financial instruments of $3.7 million and $10.5 million for the three and nine months ended September 30, 2009, respectively, compared to $2.9 million and $7.6 million for the comparable periods in 2008. The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods.

We recorded net losses of $4.8 million and $4.4 million on derivative instruments for the three and nine months ended September 30, 2009, respectively. The net loss for the three and nine months ended September 30, 2009 is primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures that was reclassified from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. The loss was partially offset by income generated from the issuance of our customer interest rate swap agreements. We recorded net losses of $57,000 and net gains of $1.7 million on derivative instruments for the three and nine months ended September 30, 2008, respectively. The net loss for the three months ended September 30, 2008 and the net gain for the nine months ended September 30, 2008 were primarily attributable to changes in the fair value of our interest rate floor agreements. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program.

Our derivative financial instruments are more fully described in Note 16 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 93.2% of our total interest income for the three and nine months ended September 30, 2009, compared to 93.1% for the comparable periods in 2008.

Loans, net of unearned discount, decreased $1.07 billion to $7.52 billion, or 70.4% of our assets, at September 30, 2009, compared to $8.59 billion, or 79.7% of our assets, at December 31, 2008. Loans, net of unearned discount, at September 30, 2009 reflect the reclassification of $236.6 million of loans to assets of discontinued operations, as further described in Note 2 to our Consolidated Financial Statements. The following table summarizes the composition of our loan portfolio at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Commercial, financial and agricultural	$2,176,680	2,575,505
Real estate construction and development	1,134,585	1,572,212
Real estate mortgage:
One-to-four family residential	1,346,763	1,553,366
Multi-family residential	229,700	220,404
Commercial real estate	2,544,609	2,562,598
Consumer and installment, net of unearned discount	53,209	70,170
Loans held for sale	37,464	38,720
Loans, net of unearned discount	$7,523,010	8,592,975

The following table summarizes the composition of our loan portfolio by region at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$384,263	447,218
Florida	340,220	424,316
Northern California	893,377	1,052,133
Southern California	1,846,485	1,884,520
Chicago	631,039	674,330
Metropolitan St. Louis, Missouri	1,651,558	1,815,880
Texas (1)	449,614	769,289
First Bank Business Capital, Inc.	189,313	247,153
Northern and Southern Illinois	721,495	875,483
Other	415,646	402,653
Total	$7,523,010	8,592,975
_______________
(1)
The decrease during the first nine months of 2009 reflects the reclassification of $236.6 million of our Texas region loans to discontinued operations at September 30, 2009, as further described below and in Note 2 to our consolidated financial statements.

We attribute the net decrease in our loan portfolio during the first nine months of 2009 primarily to:

➢
A decrease of $398.8 million in our commercial, financial and agricultural portfolio, reflecting the reclassification of $119.4 million of certain of our Texas region loans to assets of discontinued operations at September 30, 2009, loan charge-offs of $82.3 million, primarily comprised of three significant charge-offs totaling approximately $59.2 million, as further discussed below, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $437.6 million in our real estate construction and development portfolio primarily resulting from our efforts to reduce the exposure in our construction and development portfolio in light of the current economic environment within our market areas. The decrease during the first nine months of 2009 reflects loan charge-offs of $89.1 million, transfers to other real estate and other loan activity, including transfers of loans from real estate construction and development to commercial real estate and multi-family residential real estate upon completion of the construction of the underlying projects related to such loans, and the reclassification of $24.8 million of certain of our Texas region loans to discontinued operations at September 30, 2009. Of the remaining balance in our real estate construction and development portfolio of $1.13 billion, $391.2 million, or 34.5%, is on nonaccrual status at September 30, 2009. The following table summarizes the composition of our real estate construction and development portfolio by region as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Northern California	$107,942	234,942
Southern California	463,241	504,354
Chicago	131,748	185,054
Metropolitan St. Louis, Missouri	181,540	230,254
Texas	176,797	283,993
Florida	14,195	37,242
Other	59,122	96,373
Total	$1,134,585	1,572,212

Within our real estate construction and development portfolio, we have experienced the most distress in our Northern and Southern California and Chicago regions. Of the remaining Northern California portfolio balance of $107.9 million, $18.9 million, or 17.5%, of loans were in a nonperforming status as of September 30, 2009; of the remaining Southern California portfolio balance of $463.2 million, $233.8 million, or 50.5%, of loans were in a nonperforming status as of September 30, 2009; and of the remaining Chicago portfolio balance of $131.7 million, $79.6 million, or 60.4%, of loans were in a nonperforming status as of September 30, 2009. We also experienced continued distress within our Florida and metropolitan St. Louis regions, as further discussed below; and

➢
A decrease of $206.6 million in our one-to-four family residential real estate loan portfolio primarily attributable to loan charge-offs of $70.0 million, the reclassification of $20.5 million of certain of our Texas region loans to assets of discontinued operations, the reclassification of $8.5 million of loans associated with the Branch Sales to assets held for sale, transfers to other real estate and principal payments, partially offset by a net increase in our home equity loan portfolio of $14.0 million. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

One-to-four family residential real estate:
Non-Mortgage Division portfolio	$356,996	455,545
Mortgage Division portfolio, excluding Florida	356,876	427,821
Florida Mortgage Division portfolio	188,794	239,906
Home equity portfolio	444,097	430,094
Total	$1,346,763	1,553,366

Our Non-Mortgage Division loan portfolio consists of prime mortgage loans originated to customers from our retail branch banking network. As of September 30, 2009, approximately 6.62% of this portfolio is delinquent or on nonaccrual status. The decrease in this portfolio from December 31, 2008 to September 30, 2009 is primarily due to prepayments associated with the mortgage refinance environment throughout the first nine months of 2009.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans. At September 30, 2009, approximately $178.7 million of the Mortgage Division portfolio consisted of prime mortgages and the remaining $178.2 million consisted of Alt A and sub-prime mortgages. We continue to experience significant distress within this portfolio of loans. We recorded net loan charge-offs of $31.9 million on this portfolio for the nine months ended September 30, 2009 as a result of charging these loans down to 67.5% of current appraised values at the time these loans became nonperforming loans, which represents an estimate of average sale transactions based on ongoing sale activity. As of September 30, 2009, approximately 27.2% of this portfolio is delinquent or restructured, consisting of loans 30-89 days delinquent of $20.6 million, restructured loans of $20.9 million and nonaccrual loans of $55.4 million.

Our Florida portfolio was acquired in the CFHI acquisition. We incurred net loan charge-offs of $26.5 million on this portfolio during the first nine months of 2009. As of September 30, 2009, approximately 24.2% of the Florida portfolio is delinquent or restructured, consisting of loans 30-89 days delinquent of $7.6 million, restructured loans of $8.5 million and nonaccrual loans of $29.6 million.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. As of September 30, 2009, approximately 2.07% of this portfolio is delinquent or on nonaccrual status;

➢
A decrease of $18.0 million in our commercial real estate loan portfolio primarily due to our efforts to reduce our exposure to commercial real estate in the current economic environment, loan charge-offs of $23.7 million, the reclassification of $60.3 million of certain of our Texas loans to assets of discontinued operations and the reclassification of $4.8 million of loans associated with the Branch Sales to assets held for sale at September 30, 2009. These decreases were partially offset by transfers of loans from real estate construction and development to commercial real estate upon completion of the construction of the underlying projects related to such loans; and

➢
A decrease of $17.0 million in our consumer and installment loan portfolio, net of unearned discount, reflecting the reclassification of $6.3 million of certain of our Texas region loans to assets of discontinued operations at September 30, 2009, loan charge-offs of $1.0 million, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets.

These decreases in our loan portfolio were partially offset by:

➢
An increase of $9.3 million in multi-family residential real estate loans primarily attributable to transfers of loans from real estate construction and development to multi-family residential real estate upon completion of the construction of the underlying projects related to such loans. This increase was partially offset by a decrease of $5.4 million due to the reclassification of certain of our Texas region loans to assets of discontinued operations at September 30, 2009.

The overall change in the mix of our loan portfolio is commensurate with our strategy of reducing our exposure to real estate, particularly construction and land development, in the current economic environment in which many of our market sectors have experienced significant declines in real estate values.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)
Commercial, financial and agricultural:
Nonaccrual	$57,023	40,647
Restructured	18,763	—
Real estate construction and development:
Nonaccrual	391,223	270,444
Real estate mortgage:
One-to-four family residential:
Nonaccrual	103,003	83,140
Restructured	29,420	24,641
Multi-family residential:
Nonaccrual	6,377	545
Commercial real estate:
Nonaccrual	58,213	23,009
Consumer and installment:
Nonaccrual	209	—
Total nonperforming loans	664,231	442,426
Other real estate	163,981	91,524
Total nonperforming assets	$828,212	533,950

Loans, net of unearned discount	$7,523,010	8,592,975

Loans past due 90 days or more and still accruing	$11,093	7,094

Ratio of:
Allowance for loan losses to loans	3.86%	2.56%
Nonperforming loans to loans	8.83	5.15
Allowance for loan losses to nonperforming loans	43.77	49.77
Nonperforming assets to loans and other real estate	10.77	6.15

Nonperforming loans, consisting of loans on nonaccrual status and restructured loans were $664.2 million at September 30, 2009, compared to $494.4 million at June 30, 2009, $475.7 million at March 31, 2009 and $442.4 million at December 31, 2008. Nonperforming loans were 8.83% of loans, net of unearned discount, at September 30, 2009, compared to 6.03% of loans, net of unearned discount, at June 30, 2009, 5.65% at March 31, 2009 and 5.15% at December 31, 2008. Other real estate owned increased to $164.0 million at September 30, 2009, from $156.9 million at June 30, 2009, $145.8 million at March 31, 2009 and $91.5 million at December 31, 2008. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $828.2 million at September 30, 2009, compared to $651.3 million at June 30, 2009, $621.5 million at March 31, 2009 and $534.0 million at December 31, 2008. Loans past due 90 days or more and still accruing interest were $11.1 million at September 30, 2009, compared to $41.9 million at June 30, 2009, $7.3 million at March 31, 2009 and $7.1 million at December 31, 2008.

Our nonperforming assets at September 30, 2009 included $12.8 million of nonaccrual loans and $80.8 million of other real estate owned, or $93.6 million of nonperforming assets, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an affiliated entity. As such, FB Holdings owned approximately 11.3% of our nonperforming assets at September 30, 2009. Our nonperforming assets at December 31, 2008 included $61.0 million of nonaccrual loans and $51.9 million of other real estate owned, or $112.9 million of nonperforming assets, in aggregate, held by FB Holdings, and as such, FCA owned approximately 21.1% of our nonperforming assets at December 31, 2008.

Nonperforming assets increased $294.3 million, or 55.1%, to $828.2 million at September 30, 2009 from nonperforming assets of $534.0 million at December 31, 2008. We attribute the $294.3 million increase in our nonperforming assets during the first nine months of 2009 to the following:

➢
An increase in nonaccrual loans of $16.4 million in our commercial, financial and agricultural portfolio primarily resulting from continued weak economic conditions nationwide. At September 30, 2009, approximately 2.62% of this portfolio is on nonaccrual status. Nonaccrual loans in our commercial, financial and agricultural portfolio decreased $24.4 million from $81.5 million at June 30, 2009, primarily as a result of $30.9 million of loan charge-offs in the third quarter of 2009;

➢
An increase in commercial, financial and agricultural restructured loans to $18.8 million at September 30, 2009 due to a single credit relationship in our First Bank Business Capital, Inc. subsidiary that was considered a troubled debt restructuring. There were no restructured loans in this portfolio as of December 31, 2008;

➢
An increase in nonaccrual loans of $120.8 million in our real estate construction and development loan portfolio driven by additional asset quality deterioration within this portfolio, including: (a) loans with an aggregate balance of $116.6 million to a single borrower in addition to a $66.1 million single loan to a separate borrower being placed on nonaccrual status in our Southern California region during the third quarter of 2009; and (b) the addition of a single credit of $23.9 million in our Chicago region that was placed on nonaccrual status in the third quarter of 2009; partially offset by (c) charge-offs of $89.1 million and transfers to other real estate. We continue to experience deterioration in our real estate construction and development portfolio as a result of weak economic conditions and significant continued declines in real estate values and we expect these trends to continue until market conditions stabilize, both on a nationwide basis and in our primary market areas;

➢
An increase in nonaccrual loans of $35.2 million in our commercial real estate portfolio primarily driven by continued weak economic conditions and significant declines in real estate values. At September 30, 2009, approximately 2.29% of this portfolio is on nonaccrual status;

➢
An increase in nonaccrual loans of $19.9 million in our one-to-four family residential real estate loan portfolio primarily driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our one-to-four family residential nonaccrual loans in our Mortgage Banking division, excluding Florida, increased $16.9 million, from $38.5 million at December 31, 2008 to $55.4 million at September 30, 2009. Our one-to-four family residential nonaccrual loans in our Florida region decreased $1.0 million, from $30.7 million at December 31, 2008 to $29.6 million at September 30, 2009. The remaining increase in our one-to-four family residential nonaccrual loans of $4.0 million occurred in our Non-Mortgage division portfolio;

➢
An increase in one-to-four family restructured loans of $4.8 million to $29.4 million at September 30, 2009, consisting of total restructured loans of $33.2 million, partially offset by $3.8 million of restructured loans classified as nonaccrual in the one-to-four family residential real estate loan category. Restructured loans (not classified as nonaccrual) within our Mortgage Banking division and Florida region were $20.9 million and $8.5 million, respectively, at September 30, 2009. Throughout 2008 and the first nine months of 2009, certain one-to-four family residential mortgage loans in our Florida region and Mortgage Banking division, primarily located in California, were restructured, whereby the contractual interest rate was reduced over a certain time period due to concentrated efforts to work with borrowers to facilitate appropriate loan terms in light of ongoing market conditions and individual borrower circumstances. As of September 30, 2009, we had total one-to-four family restructured loans of $33.2 million, of which $3.8 million, or 11.5%, were on nonaccrual status and $4.3 million, or 12.9% were delinquent. As such, 24.4% of our restructured loans were delinquent or on nonaccrual status at September 30, 2009;

➢	An increase in nonaccrual loans of $5.8 million in our multi-family residential real estate loan portfolio. At September 30, 2009, approximately 2.78% of this portfolio is on nonaccrual status; and

➢
An increase in other real estate owned of $72.5 million to $164.0 million at September 30, 2009, primarily resulting from the foreclosure of real estate construction and development loans throughout the first nine months of 2009.  During this time period, loans aggregating $127.2 million were transferred to other real estate.

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

The following table summarizes the composition of our nonperforming assets by region / business segment at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$85,670	67,591
Florida region	72,741	81,303
Northern California	105,890	104,864
Southern California	279,687	81,655
Chicago	109,173	52,051
Metropolitan St. Louis, Missouri	46,908	62,598
Texas	60,258	37,956
First Bank Business Capital, Inc.	23,108	24,501
Northern and Southern Illinois	24,256	11,542
Other	20,521	9,889
Total nonperforming assets	$828,212	533,950

The increase in the Southern California region is primarily attributable to loans with an aggregate balance of $116.6 million to a single borrower in addition to a $66.1 million single loan to a separate borrower being placed on nonaccrual status during the third quarter of 2009. The increase in the Chicago region is primarily attributable to the addition of a single credit of $23.9 million that was placed on nonaccrual status in the third quarter of 2009 in addition to other asset quality deterioration within our real estate construction and development portfolio.

Loans past due 90 days or more and still accruing interest were $11.1 million at September 30, 2009, compared to $41.9 million at June 30, 2009, $7.3 million at March 31, 2009 and $7.1 million at December 31, 2008. The decrease in loans past due 90 days or more and still accruing interest during the third quarter of 2009 is primarily attributable to two credit relationships totaling approximately $32.0 million in aggregate that were considered problem loans at June 30, 2009 and were renewed subsequent to June 30, 2009. Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. Management considers the nonperforming loan trends in its overall assessment of the adequacy of the allowance for loan losses.

Potential Problem Loans. As of September 30, 2009 and December 31, 2008, $454.5 million and $224.1 million, respectively, of loans not included in the nonperforming assets table above were identified by management as having potential credit problems, or potential problem loans. The following table presents the categories of potential problem loans as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Commercial, financial and agricultural	$95,667	67,164
Real estate construction and development	204,786	99,207
Real estate mortgage:
One-to-four family residential	1,895	1,398
Multi-family residential	11,088	12,810
Commercial real estate	141,058	43,473
Total potential problem loans	$454,494	224,052

The increase in the level of potential problem loans during 2009 reflects continued weak economic conditions in the nationwide housing markets, increasing unemployment rates and ongoing significant declines in real estate values in all of our markets.

The following table summarizes the composition of our potential problem loans by region / business segment at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(dollars expressed in thousands)

Florida	$3,415	2,790
Northern California	55,695	36,450
Southern California	59,904	11,653
Chicago	38,278	11,757
Metropolitan St. Louis, Missouri	197,554	75,318
Texas	66,992	44,370
First Bank Business Capital, Inc.	—	7,914
Northern and Southern Illinois	22,563	28,436
Other	10,093	5,364
Total potential problem loans	$454,494	224,052

The increase in potential problem loans in the metropolitan St. Louis, Missouri region is primarily due to the addition of two large real estate construction and development credits with a combined balance of $60.1 million at September 30, 2009 in addition to increases in commercial and industrial, commercial real estate and other real estate construction and development potential problem loans. We have also experienced significant increases in potential problem loans in Northern and Southern California, Chicago and Texas as a result of continued weak economic conditions in the nationwide housing markets, increasing unemployment rates and ongoing significant declines in real estate values in these markets.

Our credit risk management policies and procedures, as further described under “—Allowance for Loan Losses,” focus on identifying potential problem loans. Potential problem loans may be identified by the assigned lender, the credit administration department or the internal credit review department. Specifically, the originating loan officers have primary responsibility for monitoring and overseeing their respective credit relationships, including, but not limited to: (a) periodic reviews of financial statements; (b) periodic site visits to inspect and evaluate loan collateral; (c) ongoing communication with primary borrower representatives; and (d) appropriately monitoring and adjusting the risk rating of the respective credit relationships should ongoing conditions or circumstances associated with the relationship warrant such adjustments. In addition, in the current severely weakened economic environment, our credit administration department and our internal credit review department are reviewing all loans with credit exposure over certain thresholds in loan portfolio segments in which we, or other financial institutions, have experienced significant loan charge-offs, such as real estate construction and development and one-to-four family residential real estate loans, and on loan portfolio segments that appear to be most likely to generate additional loan charge-offs in the future, such as commercial real estate. We include adversely rated credits, including potential problem loans, on our monthly loan watch list.  Loans on our watch list require regular detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with internal credit review and credit administration staff members that are generally conducted on a quarterly basis.

Each loan is assigned an FDIC collateral code at the time of origination which provides management with information regarding the nature and type of the underlying collateral supporting all individual loans, including potential problem loans. Upon identification of a potential problem loan, management makes a determination of the value of the underlying collateral via a third party appraisal and/or an assessment of value from our internal appraisal review department. The estimated value of the underlying collateral is a significant factor in the risk rating and allowance for loan losses allocation assigned to potential problem loans.

Potential problem loans are regularly evaluated for impaired loan status by lenders, the credit administration department and the internal credit review department. When management makes the determination that a loan should be considered impaired, an initial specific reserve is allocated to the impaired loan, if necessary, until the loan is charged down to the appraised value of the underlying collateral, typically within 60 to 90 days of becoming impaired. In the current economic environment, management typically utilizes appraisals performed no earlier than 180 days prior to the charge-off, and in most cases, appraisals utilized are dated within 60 days of the charge-off. As such, management typically addresses collateral shortfalls through charge-offs as opposed to recording specific reserves on individual loans. Once a loan is charged down to the appraised value of the underlying collateral, management regularly monitors the carrying value of the loan for any additional deterioration and records additional reserves or charge-offs as necessary. As a general guideline, management orders new appraisals on any impaired loan or other real estate property in which the most recent appraisal is more than 18 months old; however, management also orders new appraisals on impaired loans or other real estate properties in the event circumstances, such as a rapid change in market conditions in a particular region, change.

We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

Allowance for Loan Losses. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 3.86% at September 30, 2009, compared to 3.51% at June 30, 2009, 3.05% at March 31, 2009, and 2.56% at December 31, 2008. Our allowance for loan losses as a percentage of nonperforming loans was 43.77%, 58.12%, 53.93%, and 49.77% at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, respectively. Our allowance for loan losses increased to $290.7 million at September 30, 2009, compared to $287.3 million at June 30, 2009, $256.6 million at March 31, 2009 and $220.2 million at December 31, 2008.

Our allowance for loan losses and allowance for loan losses as a percentage of loans, net of unearned discount, have increased throughout 2009. The increase in the allowance for loan losses and the allowance for loan losses as a percentage of loans, net of unearned discount, is primarily attributable to the following:

➢
The downward migration of performing loans to more severe risk ratings that carry a higher reserve allocation, including the risk rating for potential problem loans.  The Company has adjusted the risk ratings on loans across all commercial loan types, resulting in higher allowance for loan losses allocations. Specifically, substantially all real estate construction and development loans have migrated downward in risk ratings resulting in increased allowance for loan losses allocations as a result of our charge-off levels within this portfolio segment and declining real estate values throughout our primary markets;

➢	The increase in our nonperforming loans. Our nonperforming loans have significantly increased resulting in a higher allowance for loan losses allocation being applied to these loans; and

➢
An increase in the allowance for loan losses allocation related to our qualitative and environmental factors utilized in our allowance for loan losses calculation resulting from continued asset quality deterioration, declining real estate values, current economic conditions and other factors.

During the same time period, our allowance for loan losses as a percentage of nonperforming loans has declined. We record charge-offs on nonperforming loans typically within 60 to 90 days of the credit relationship reaching nonperforming loan status. We measure impairment and the resulting charge-off amount based primarily on third party appraisals.  As such, rather than carrying specific reserves on nonperforming loans, which would have the effect of increasing the allowance for loan losses as a percentage of nonperforming loans, we recognize a loan loss through a charge to the allowance for loan losses once the credit relationship reaches nonperforming loan status, which has the effect of reducing the allowance for loan losses as a percentage of nonperforming loans.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Balance, beginning of period	$287,317	200,957	220,214	168,391
Loans charged-off:
Commercial, financial and agricultural	(30,916)	(6,192)	(82,272)	(11,808)
Real estate construction and development	(40,978)	(64,069)	(89,117)	(132,471)
Real estate mortgage:
One-to-four family residential loans	(18,142)	(20,597)	(69,960)	(44,321)
Multi-family residential loans	(43)	—	(347)	(19)
Commercial real estate loans	(16,862)	(150)	(23,713)	(2,579)
Consumer and installment	(437)	(450)	(1,003)	(1,165)
Total loans charged-off	(107,378)	(91,458)	(266,412)	(192,363)
Recoveries of loans previously charged-off:
Commercial financial and agricultural	2,103	1,678	4,545	4,021
Real estate construction and development	616	362	1,282	902
Real estate mortgage:
One-to-four family residential loans	903	267	2,745	496
Multi-family residential loans	—	—	—	2
Commercial real estate loans	111	142	1,172	326
Consumer and installment	66	78	192	251
Recoveries of loans previously charged-off	3,799	2,527	9,936	5,998
Net loans charged-off	(103,579)	(88,931)	(256,476)	(186,365)
Provision for loan losses	107,000	99,000	327,000	229,000
Balance, end of period	$290,738	211,026	290,738	211,026

We recorded net loan charge-offs of $103.6 million and $256.5 million for the three and nine months ended September 30, 2009, respectively, compared to $88.9 million and $186.4 million for the comparable periods in 2008. Our annualized net loan charge-offs as a percentage of average loans were 4.26% for the first nine months of 2009, compared to 2.83% for the comparable period in 2008.

We attribute the net increase in our net loan charge-offs to the following:

➢
Net loan charge-offs of $28.8 million and $77.7 million recorded for the three and nine months ended September 30, 2009, respectively, associated with our commercial, financial and agricultural portfolio, compared to $4.5 million and $7.8 million for the comparable periods in 2008, reflecting declining market conditions within certain sectors of this portfolio that began in the first quarter of 2009. Specifically in this portfolio, we recorded $18.5 million in aggregate loan charge-offs on a single credit in our First Bank Business Capital, Inc. subsidiary during the first nine months of 2009, as well as a $10.7 million loan charge-off on a single credit in our Northern California region that went on nonaccrual status during the second quarter of 2009, and $30.0 million in aggregate loan charge-offs on a single credit in our Southern California region that went on nonaccrual status during the first quarter of 2009;

➢
Net loan charge-offs of $40.4 million and $87.8 million recorded for the three and nine months ended September 30, 2009, respectively, associated with our real estate construction and development portfolio, compared to $63.7 million and $131.6 million for the comparable periods in 2008, including loan charge-offs of $12.0 million on two credit relationships in our Chicago region and $14.8 million on two credit relationships in our Southern California region in the third quarter of 2009. We continue to experience significant distress and drastically declining market conditions within our Northern and Southern California, Chicago and St. Louis real estate markets, resulting in increased developer inventories, slower lot and home sales and significantly declining real estate values;

➢
Net loan charge-offs of $17.2 million and $67.2 million recorded for the three and nine months ended September 30, 2009, respectively, associated with our one-to-four family residential mortgage portfolio, compared to $20.3 million and $43.8 million for the comparable periods in 2008. These net loan charge-offs primarily consist of $8.7 million and $31.9 million, respectively, associated with our one-to-four family residential mortgage portfolio generated by our Mortgage Division, excluding Florida, compared to $12.9 million and $31.6 million for the comparable periods in 2008, and $5.7 million and $26.5 million, respectively, associated with our Florida one-to-four family residential portfolio, compared to $2.1 million and $2.6 million for the comparable periods in 2008; and

➢
Net loan charge-offs of $16.8 million and $22.5 million recorded for the three and nine months ended September 30, 2009, respectively, associated with our commercial real estate portfolio, compared to $8,000 and $2.3 million for the comparable periods in 2008, including a $4.9 million loan charge-off on a single credit relationship in our Northern California region and a $7.9 million loan charge-off on a single credit relationship in our Chicago region in the third quarter of 2009.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$8,707	12,883	31,895	31,649
Florida	9,454	10,641	44,434	18,943
Northern California	15,345	38,118	37,117	95,479
Southern California	36,884	9,902	60,712	13,307
Chicago	23,915	11,837	42,111	12,907
Metropolitan St. Louis, Missouri	760	4,090	3,179	5,471
Texas	2,561	1,029	6,546	4,917
First Bank Business Capital, Inc.	2,915	(190)	21,610	(281)
Northern and Southern Illinois	634	(82)	2,995	2,106
Other	2,404	703	5,877	1,867
Total net loan charge-offs	$103,579	88,931	256,476	186,365

As shown in the preceding table, while our net loan charge-offs in our Northern California region have declined considerably in 2009 as compared to 2008, other regions have experienced significantly higher net loan charge-offs, particularly Florida, Southern California, Chicago and First Bank Business Capital, Inc.

During the three months ended September 30, 2009, net loan charge-offs in our Southern California region consist primarily of a $20.0 million charge-off on a commercial and industrial loan and a $10.9 million charge-off on a real estate construction and development loan. During the three months ended September 30, 2009, net loan charge-offs in our Chicago region consist primarily of an aggregate $19.9 million of charge-offs on three separate real estate construction and development loans.

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

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, including certificates issued through the CDARS program, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB, the FRB and other borrowings. The aggregate funds acquired from these sources were $1.92 billion and $1.83 billion at September 30, 2009 and December 31, 2008, respectively.

The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings at September 30, 2009:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)

Three months or less	$403,910	98,046	501,956
Over three months through six months	210,325	—	210,325
Over six months through twelve months	279,911	200,658	480,569
Over twelve months	211,176	520,000	731,176
Total	$1,105,322	818,704	1,924,026

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB, and First Bank did not have any FRB borrowings outstanding at September 30, 2009. First Bank’s borrowing capacity under the agreement was approximately $1.14 billion at December 31, 2008 and First Bank had FRB borrowings outstanding of $100.0 million at December 31, 2008, as further discussed below.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $472.5 million and $911.1 million at September 30, 2009 and December 31, 2008, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. We had FHLB advances outstanding of $600.7 million at September 30, 2009 and $200.7 million at December 31, 2008. Standby letters of credit issued by the FHLB on First Bank’s behalf were $83.6 million and $127.1 million at September 30, 2009 and December 31, 2008, respectively.

During the first quarter of 2009, funds available from short-term investments were utilized to repay $200.0 million of FHLB advances and the $100.0 million FRB borrowing. In April 2009, we entered into two $100.0 million FHLB advances that mature in April 2010 and April 2011 at fixed interest rates of 1.69% and 1.77%, respectively. We entered into the following FHLB advances during the third quarter of 2009: two $100.0 million FHLB advances in July 2009 that mature in July 2010 and July 2011 at fixed interest rates of 0.85% and 1.49%, respectively; a $100.0 million FHLB advance in August 2009 that matures in August 2012 at a fixed interest rate of 2.20%; and a $100.0 million FHLB advance in September 2009 that matures in September 2016, with a variable interest rate of 0.30% in effect as of September 30, 2009.

First Banks had a borrowing relationship with its affiliated entity, Investors of America, LP, which provided for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. This borrowing relationship matured on June 30, 2009, as further described in Note 8 and Note 11 to our consolidated financial statements. First Banks did not have any balances outstanding on this borrowing arrangement at maturity on June 30, 2009 or December 31, 2008. The Company is currently required to obtain prior approval from the FRB prior to incurring additional debt obligations, in accordance with the provisions of the informal agreements further described under “—Regulatory Matters.”

Cash and cash equivalents increased $805.7 million to $1.65 billion at September 30, 2009, compared to $842.3 million at December 31, 2008. Our loan-to-deposit ratio decreased to 92.4% at September 30, 2009, from 98.3% at December 31, 2008. We supplemented our overall liquidity position during the third quarter of 2009 with the additional $400.0 million of FHLB advances, as described above, in anticipation of the completion of certain transactions during the fourth quarter of 2009 and the first quarter of 2010 associated with our Capital Plan, which will require significant cash outlays upon completion of the sale transactions. The sale of Texas during the fourth quarter of 2009, the Branch Sales during the fourth quarter of 2009 and the first quarter of 2010, and the announced sale of Chicago during the first quarter of 2010 are expected to result in cash outlays of approximately $225.0 million, $30.0 million and $815.0 million, respectively, or $1.07 billion in aggregate. These cash outlays are partially offset by the announced sale of certain loans in our First Bank Business Capital, Inc. subsidiary which is expected to result in our receipt of a cash payment of approximately $91.5 million during the fourth quarter of 2009. See Notes 2 and 18 to our consolidated financial statements for further discussion of discontinued operations and other corporate transactions.

We continue to closely monitor liquidity and implement actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with our Capital Plan.

We continue to seek opportunities to improve our overall liquidity position, including the development of a Liquidity Management Committee and a more efficient collateral management process.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at September 30, 2009 were as follows:

	Less than 1 Year		1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)

Operating leases	$16,661		27,921	18,614	43,911	107,107
Certificates of deposit (2)	2,583,596		652,166	24,745	1,035	3,261,542
Other borrowings (2)	298,704		420,000	—	100,000	818,704
Subordinated debentures (3)	—		—	—	353,885	353,885
Preferred stock issued under the TARP (3) (4)	—		—	—	310,170	310,170
Other contractual obligations	826	(5)	377	198	6	1,407
Total	$2,899,787		1,100,464	43,557	809,007	4,852,815
_______________
(1)
Amounts exclude FIN 48 unrecognized tax liabilities of $3.5 million and related accrued interest expense of $1.2 million for which the timing of payment of such liabilities cannot be reasonably estimated as of September 30, 2009.

(2)	Amounts exclude the related interest expense and dividends accrued on these obligations as of September 30, 2009.
(3)
Amounts exclude the accrued interest expense on subordinated debentures and the accrued dividends on preferred stock issued under the TARP of $3.5 million and $4.1 million, respectively, as of September 30, 2009. As further described under “—Regulatory Matters,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(4)	Represents amounts payable upon redemption of the Class C and Class D preferred stock issued under the TARP of $295.4 million and $14.8 million, respectively.
(5)	Includes an accrued expense related to our remaining estimated indemnification obligation, as a member bank, to share certain litigation costs of Visa.

We agreed, among other things, not to declare or pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Regulatory Matters.”

On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated notes. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 18 to the consolidated financial statements.

We believe we have sufficient liquidity to meet our current and future near-term liquidity needs; however, no assurances can be made that our liquidity position will not be materially, adversely affected in the future. In addition, our ability to receive future dividends from First Bank to assist us in meeting our operating requirements, both on a short-term and long-term basis, is subject to regulatory approval, as further described above and under “—Regulatory Matters.”

Effects of New Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141(R) – Business Combinations, which was subsequently incorporated into Accounting Standards CodificationTM,, or ASC, Topic 805, “Business Combinations,” significantly changes how entities apply the acquisition method to business combinations. The most significant changes affecting how entities account for business combinations under ASC Topic 805 include: (a) the acquisition date is the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree are stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, which was subsequently incorporated into ASC Topic 420, “Exit or Disposal Cost Obligations,” are expensed as incurred; (f) transaction costs are expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. Additionally, ASC Topic 805 requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. ASC Topic 805 is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of ASC Topic 805 apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The adoption of ASC Topic 805 did not have a material impact on our financial condition, results of operations or the disclosures that are presented in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, “Consolidation.” ASC Topic 810 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify noncontrolling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. We implemented ASC Topic 810 on January 1, 2009, which resulted in our noncontrolling interest in subsidiaries of $129.4 million at December 31, 2008 being reclassified from a liability to a component of our stockholders’ equity in our consolidated balance sheets.

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, which was subsequently incorporated into ASC Topic 815, “Derivatives and Hedging.” ASC Topic 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC Topic 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy (fair value hedge, cash flow hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We implemented ASC Topic 815 on January 1, 2009 and the required disclosures are reported in Note 16 to our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was subsequently incorporated into ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC Topic 820 also amended existing accounting guidance to expand certain disclosure requirements. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. We adopted the provisions of ASC Topic 820 during the second quarter of 2009, which did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments, which was subsequently incorporated into ASC Topic 320, “Investments – Debt and Equity Securities.” This ASC (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. These ASC’s are effective for interim and annual periods ending after June 15, 2009 and are applied prospectively. We adopted the provisions of ASC Topic 320 during the second quarter of 2009 which did not have a material impact on our consolidated financial statements. The interim disclosures required by ASC Topic 320 are reported in Note 3 and Note 13 to our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board, or APB, Opinion 28-1 – Interim Disclosures about Fair Value of Financial Instruments, which were subsequently incorporated into ASC Topic 825, “Financial Instruments.” This ASC amends the existing guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and to require those disclosures in summarized financial information at interim reporting periods. Under ASC Topic 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825. ASC Topic 825 is effective for interim periods ending after June 15, 2009 and is applied prospectively. The interim disclosures required by ASC Topic 825 are reported in Note 15 to our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 – Subsequent Events, which was subsequently incorporated into ASC Topic 855, “Subsequent Events.” ASC Topic 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. generally accepted accounting principles, or GAAP, making management directly responsible for subsequent-events accounting and disclosure. ASC Topic 855 sets forth: (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of ASC Topic 855 in the second quarter of 2009, which did not have a material impact on our consolidated financial statements or the disclosures that are presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 – Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860, “Transfers and Servicing.” SFAS No. 166 amends ASC Topic 860 and requires more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. We are currently evaluating the requirements of SFAS No. 166, which are not expected to significantly impact our consolidated financial statements or the disclosures that will be presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 – Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) – Consolidation of Variable Interest Entities, which was subsequently incorporated into ASC Topic 810, “Consolidation,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. We are currently evaluating the requirements of SFAS No. 167, which are not expected to significantly impact our consolidated financial statements or the disclosures that will be presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles, which was subsequently incorporated into ASC Topic 105, “Generally Accepted Accounting Principles.” The FASB ASC establishes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission, or SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, which did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2008, our risk management program’s simulation model indicated a loss of projected net interest income should interest rates decline. We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicated a pre-tax projected loss of approximately 3.6% of net interest income, based on assets and liabilities at December 31, 2008. At September 30, 2009, we remain in an “asset-sensitive” position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

Our asset-sensitive position, coupled with the effect of cuts in interest rates throughout 2008, has negatively impacted our net interest income and will continue to impact the level of our net interest income throughout the remainder of 2009, as reflected in our net interest margin for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, and further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required by this item is set forth in Note 17, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.

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

Item 1A – Risk factors

In addition to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008,  we have identified the following additional risk factors, described below, that readers of this Quarterly Report on Form 10-Q should consider in conjunction with the other information included in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto appearing elsewhere in this report:

➢
Our results of operations, financial condition and business may be materially, adversely affected if we fail to successfully implement our Capital Plan. Our Capital Plan contemplates a number of different strategies intended to reduce our costs, increase our risk-based capital and enable us to withstand and better respond to adverse market conditions. There can be no assurances, however, that we will be able to successfully execute on each or every component of the Capital Plan, in a timely manner or at all, and a number of events and conditions must occur in order for the plan to achieve its intended effect. If we are not able to successfully complete our Capital Plan, we could be adversely impacted and our ability to withstand continued adverse economic conditions could be threatened.

➢
Negative perception could adversely affect our business, impacting our financial condition, results of operations and cash flows. Negative perception or publicity is inherent in any business. Although the Company takes steps to minimize reputation risk in dealing with customers and other constituencies, the Company is inherently exposed to the risk of negative perception by the public and our customers as a result of, but not limited to, our participation in the TARP under the Emergency Economic Stabilization Act of 2008 and as a result of actions imposed by our regulators. The risk of negative perception by the public and our customers may adversely affect the Company’s ability to maintain and attract customers and employees.

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

Date:     November 13, 2009

FIRST BANKS, INC.

By:	/s/ Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lisa K. Vansickle
Lisa K. Vansickle
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)