Form 10-K
period 2009-12-31
FIRST BANKS, INC
filed 2010-03-25
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
___________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
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

At March 25, 2010, there were 23,661 shares of the registrant’s common stock outstanding.  There is no public or private market for such common stock.

FIRST BANKS, INC.

ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements
and Factors that Could Affect Future Results

This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance:

➢	The decline in commercial and residential real estate sales volume and the likely potential for continuing lack of liquidity in the real estate markets;

➢	The risks associated with the high concentration of commercial real estate loans in our loan portfolio;

➢	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing lack of liquidity in the real estate markets;

➢
Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;

➢	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;

➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;

➢	Rising unemployment and its impact on our customers’ savings rates and their ability to service debt obligations;

➢	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;

➢	The ability to attract and retain senior management experienced in the banking and financial services industry;

➢	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;

➢	The sufficiency of our allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;

➢
The accuracy of assumptions underlying the establishment of our allowance for loan losses and the estimation of values of collateral or cash flow projections and the potential resulting impact on the carrying value of various financial assets and liabilities;

➢	Liquidity risks;

➢	The ability to successfully acquire low cost deposits or alternative funding;

➢	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;

➢	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

➢	The ability of First Bank to pay dividends to its parent holding company;

➢	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;

➢	The impact of possible future goodwill and other material impairment charges;

➢	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;

➢
Our ability to comply with the terms of an agreement with our regulators pursuant to which we will agree to take certain corrective actions to improve our financial condition and results of operations;

➢	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan as further discussed under Item 1. Business —Recent Developments;

➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

➢
The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program and the U.S. Treasury's Capital Purchase Program and Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008.

➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

➢	Volatility and disruption in national and international financial markets;

➢	Government intervention in the U.S. financial system, as further discussed under “Item 1. Business —Supervision and Regulation” and “Item 1A. Risk Factors;”

➢	Changes in consumer spending, borrowings and savings habits;

➢	The impact of laws and regulations applicable to us and changes therein;

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

➢
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into between the Company, First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “Item 1. Business —Supervision and Regulation – Regulatory Matters;” and

➢	Our ability to respond to changes in technology or an interruption or breach in security of our information systems.

For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to further discussion under “Item 1A. Risk Factors.” We wish to caution readers of this Annual Report on Form 10-K that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and will not update these forward-looking statements. Readers of this Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

PART I

Item 1.  Business

General. We, or First Banks or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank’s subsidiaries at December 31, 2009 are as follows:

➢	First Bank Business Capital, Inc., or FBBC;
➢	Missouri Valley Partners, Inc., or MVP;
➢	WIUS, Inc., formerly Universal Premium Acceptance Corporation and its wholly owned subsidiary, WIUS of California, Inc., formerly UPAC of California, Inc., or collectively, UPAC;
➢	FB Holdings, LLC, or FB Holdings;
➢	Small Business Loan Source LLC, or SBLS LLC;
➢	ILSIS, Inc.; and
➢	FBIN, Inc.

First Bank’s subsidiaries are wholly owned, except for FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by First Banks’ Chairman of the Board and members of his immediate family, as further described in Note 19 to the consolidated financial statements as of December 31, 2009. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership in SBLS LLC to First Bank, as further described in Note 19 to our consolidated financial statements. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC.

Prior to our acquisition of Coast Financial Holdings, Inc., or CFHI, in November 2007, First Bank was a wholly owned banking subsidiary of SFC. In November 2007, we completed our acquisition of CFHI, headquartered in Bradenton, Florida, and its wholly owned banking subsidiary, Coast Bank of Florida, or Coast Bank. The issued and outstanding shares of common stock of Coast Bank were exchanged for newly issued and outstanding shares of non-voting Series B common stock of First Bank, and Coast Bank was merged with and into First Bank. As a result, SFC was the owner of 100% of the outstanding shares of voting Series A common stock of First Bank and CFHI, a wholly owned subsidiary holding company of First Banks, was the owner of 100% of the outstanding shares of non-voting Series B common stock of First Bank. Thus, First Bank was 96.82% owned by SFC and 3.18% owned by CFHI at December 31, 2008. On December 31, 2009, CFHI was merged with and into SFC, and thus, First Bank was 100% owned by SFC at December 31, 2009.

First Bank currently operates 184 branch offices in California, Florida, Illinois, Missouri and Texas, with 202 automated teller machines, or ATMs, across the five states. At December 31, 2009, we had assets of $10.58 billion, loans, net of unearned discount, of $6.61 billion, deposits of $7.06 billion and stockholders’ equity of $522.4 million.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, southern and northern California, Houston and Dallas, Texas, and Florida, including Bradenton and the greater Tampa metropolitan area. Certain loan products are available nationwide.

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

Ownership Structure. Various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.

We have formed numerous affiliated Delaware or Connecticut business or statutory trusts. These trusts operate as financing entities and were created for the sole purpose of issuing trust preferred securities, and the sole assets of the trusts are our subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts, as more fully described in Note 12 to our consolidated financial statements. Prior to August 10, 2009, we paid interest on our subordinated debentures to our respective financing entities. In turn, our financing entities paid distributions to the holders of the trust preferred securities. The interest payable on our subordinated debentures is included in interest expense in our consolidated statements of operations. On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009.

The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange, or NYSE. The remaining trust preferred securities were issued in private placements. The trust preferred securities have no voting rights except in certain limited circumstances.

On December 31, 2008, First Banks entered into a Letter Agreement, including a Securities Purchase Agreement – Standard Terms, or Purchase Agreement, with the United States Department of the Treasury, or the U.S. Treasury, pursuant to the Troubled Asset Relief Program Capital Purchase Program, or CPP. Under the terms of the Purchase Agreement, on December 31, 2008 we issued to the U.S. Treasury, 295,400 shares of senior preferred stock, or Class C Preferred Stock, and a warrant, or Warrant, to acquire up to 14,784.78478 shares of a separate series of senior preferred stock, or Class D Preferred Stock (at an exercise price of $1.00 per share), for an aggregate purchase price of $295.4 million, pursuant to the standard CPP terms and conditions for non-public companies as described and set forth in the Purchase Agreement and the Warrant. Pursuant to the terms of the Warrant, the U.S. Treasury exercised the Warrant on December 31, 2008 and paid the exercise price by having us withhold, from the shares of Class D Preferred Stock that would otherwise be delivered to the U.S. Treasury upon such exercise, shares of Class D Preferred Stock issuable upon exercise of the Warrant with an aggregate liquidation amount equal in value to the aggregate exercise price of $14,784.78. The senior preferred stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Class C Preferred Stock and the Class D Preferred Stock are further described in Note 18 to our consolidated financial statements. The Purchase Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of the Company’s equity securities, and compensation of senior executive officers. On August 10, 2009, we announced the deferral of the payment of cash dividends on our outstanding Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however, we continue to record the declaration of such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements. See Note 18 to our accompanying consolidated financial statements for further discussion regarding our Class C Preferred Stock and Class D Preferred Stock.

Recent Developments.

Capital Plan. We have been working over the last two years to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our risk-based capital in the current and continuing economic downturn. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan, including:

➢
The sale of certain assets and the transfer of certain liabilities of our Texas operations, or Texas, to Prosperity Bank, or Prosperity, under a Purchase and Assumption Agreement dated February 8, 2010. Under the terms of the agreement, Prosperity is to assume approximately $500.0 million of deposits associated with our 19 Texas retail branches, including certain commercial deposit relationships, for a premium of 5.5%. Prosperity is also expected to purchase at least $100.0 million of loans as well as certain other assets at par value, including premises and equipment, associated with our Texas operations. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2010.

➢
The sale of certain assets and the transfer of certain liabilities of our Chicago operations, or Chicago, to FirstMerit Bank, N.A., or FirstMerit, under a Purchase and Assumption Agreement, dated November 11, 2009. We completed the transaction with FirstMerit on February 19, 2010. Under the terms of the agreement, FirstMerit purchased approximately $301.2 million in loans as well as certain other assets, including premises and equipment, associated with our Chicago operations. FirstMerit also assumed substantially all of the deposits associated with our 24 Chicago retail branches, including certain commercial deposit relationships, for a premium of 3.50%, or approximately $42.1 million based on an average of approximately $1.20 billion of such deposits for the 30 days prior to the transaction closing date. We recognized a gain on sale related to this transaction of approximately $8.4 million during the first quarter of 2010 after the write-off of goodwill and intangible assets allocated to Chicago of approximately $26.3 million. In addition, this transaction reduced our risk-weighted assets by approximately $346.0 million.

➢
The sale of certain asset-based lending loans to FirstMerit in conjunction with the Chicago transaction. On November 11, 2009, FBBC, First Bank’s wholly owned asset based lending subsidiary, entered into a Loan Purchase Agreement that provided for the sale of certain loans to FirstMerit. Under the terms of the agreement, FirstMerit purchased approximately $101.5 million of loans at a discount of approximately 8.5%. In conjunction with this transaction, which we closed on December 16, 2009, we recorded a loss on the sale of loans of $6.1 million during the fourth quarter of 2009 and reduced our risk-weighted assets by approximately $115.0 million.

➢
The sale of approximately $141.3 million of loans associated with our premium financing subsidiary, UPAC, to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc., under a Purchase and Sale Agreement, dated December 3, 2009. We completed the sale on December 31, 2009 which resulted in a pre-tax loss on the sale of approximately $13.1 million during the fourth quarter of 2009 after the write-off of goodwill and intangibles allocated to the sale of approximately $20.0 million. This transaction also reduced our risk-weighted assets by approximately $146.0 million.

➢
The sale of approximately $64.4 million of restaurant franchise loans during the fourth quarter of 2009 to another financial institution at a small discount. We completed the sale of these loans on December 30, 2009 which resulted in a pre-tax loss of approximately $1.1 million during the fourth quarter of 2009. In addition, this transaction reduced our risk-weighted assets by approximately $64.4 million.

➢
The sale of Adrian N. Baker & Company, or ANB, to AHM Corporation Holdings, Inc., or AHM, under a Stock Purchase Agreement, dated September 18, 2009. Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.3 million. We completed the sale of ANB on September 30, 2009 which resulted in a pre-tax gain of approximately $120,000 during 2009 after the write-off of goodwill and intangibles allocated to ANB of approximately $13.0 million.

➢
The sale of two of our Illinois branch offices. On August 27, 2009, we entered into a Branch Purchase and Assumption Agreement providing for the sale of our Lawrenceville, Illinois branch office to The Peoples State Bank of Newton, or Peoples. Under the terms of the agreement, Peoples assumed approximately $23.7 million of deposits for a premium of 5.0% as well as certain other liabilities, and purchased approximately $13.5 million of loans as well as certain other assets, including premises and equipment, at par value. We closed the transaction on January 22, 2010 which resulted in a pre-tax gain of approximately $168,000 during the first quarter of 2010 after the write-off of goodwill allocated to the sale of approximately $1.0 million.

On August 31, 2009, we entered into a Branch Purchase and Assumption Agreement providing for the sale of our Springfield, Illinois branch office to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc., or First Bankers. Under the terms of the agreement, First Bankers assumed approximately $20.1 million of deposits for a premium of 5.01% as well as certain other liabilities, and purchased approximately $887,000 of loans as well as certain other assets, including premises and equipment, at par value. We completed the transaction on November 19, 2009 which resulted in a pre-tax gain of approximately $309,000 during the fourth quarter of 2009 after the write-off of goodwill allocated to the sale of approximately $1.0 million.

➢
The reduction of First Banks’ net risk-weighted assets to $7.56 billion at December 31, 2009, representing decreases of $1.91 billion from $9.48 billion at December 31, 2008 and $2.68 billion from $10.25 billion at December 31, 2007.

➢
Significant reductions in certain controllable expenses including, but not limited to, compensation, marketing and business development, information technology fees, travel and entertainment and office supplies, as further discussed under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Results of Operations for 2009 and 2008 – Noninterest Expense.” These expense reductions resulted from a number of profit improvement initiatives that we implemented in conjunction with our Profit Improvement Plan.

We believe the successful completion of our Capital Plan, as described in more detail below under “—Strategy,” would substantially improve our capital position. However, the successful completion of all or any portion of our Capital Plan is not assured, and no assurance can be made that we will be able to successfully complete all, or any portion of, our Capital Plan, or that our Capital Plan will not be materially modified in the future. Our decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on our financial condition and results of operations. If we are not able to successfully complete a substantial portion of our Capital Plan, our business, financial condition and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic conditions could be threatened.

Regulatory Matters. In connection with the most recent regulatory examination of the Company and First Bank by the Federal Reserve Bank of St. Louis, or FRB, on March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement, or Agreement, with the FRB requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Under the Agreement, we must prepare and file with the FRB within specified timeframes a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and the Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management. The Agreement is specifically enforceable by the FRB in court. See further discussion of the terms of the Agreement under “—Supervision and Regulation – Regulatory Matters.”

We believe that the successful completion of all or a significant portion of our Capital Plan, as discussed above, and our Profit Improvement, Liquidity and Asset Quality Improvement plans, as further discussed under “—Strategy,” will enable the Company and First Bank to meet the requirements of the Agreement and ensure that the Company and First Bank are able to comply with individual provisions of the Agreement. However, the successful completion of all or any portion of the plans is not assured, and if the Company or First Bank is unable to comply with the terms of the Agreement or any other applicable regulations, the Company and First Bank could become subject to additional, heightened supervisory actions and orders. If our regulators were to take such additional actions, the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company and First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business.

Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into informal agreements with the FRB and State of Missouri Division of Finance, or the MDOF. Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The informal agreement with the MDOF is still in place and there have not been any modifications to the informal agreement with the MDOF since its inception in September 2008. See further discussion under “—Supervision and Regulation – Regulatory Matters.”

Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to Chicago, Texas and UPAC in addition to the operations of ANB and MVP as of December 31, 2009 and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 and Note 25 to our accompanying consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.

Strategy.  Our strategy emphasizes deposit and noninterest income growth within our market areas, aggressive management of asset quality, liquidity and risk, and preservation and enhancement of risk-based capital in the current economic environment. Strategies developed to achieve earnings, growth and asset quality targets include i) expanding our deposit base; ii) improving our net interest margin; iii) increasing noninterest income; iv) further diversifying our loan portfolio; v) substantially improving asset quality; vi) controlling noninterest expenses; and vii) closely monitoring and managing our overall liquidity position. We have developed several plans around these actions, including the previously discussed Capital Plan, a Profit Improvement Plan, a Liquidity Plan and an Asset Quality Improvement Plan.

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

➢	Reduction of our concentration in real estate lending and further diversification of our loan portfolio from real estate lending to commercial and industrial lending;

➢	Reduction of our unfunded loan commitments with an original maturity greater than one year;

➢	Sale, merger or closure of individual branches or selected branch groupings;

➢	Sale and/or aggressive reduction of the retained assets and liabilities associated with our Chicago and Texas Regions; and

➢	Exploration of possible capital planning strategies to increase the overall level of Tier 1 risk-based capital at our holding company.

Our Profit Improvement Plan contains several actions around net interest margin and noninterest income enhancement and continued reduction of noninterest expenses including the following:

➢	Re-pricing our loan portfolio upward for market risk, including the implementation of interest rate floors on both commercial and consumer loans;

➢	Re-pricing our deposits to current market interest rates while maintaining appropriate deposit portfolio diversification;

➢
Utilization of low-yielding short-term investments to complete the divestitures of our Chicago and Texas Regions, as further discussed in the Capital Plan section above, in addition to increasing our investment securities portfolio and repaying maturing Federal Home Loan Bank, or FHLB, advances in 2010;

➢	Pursuing opportunities to generate noninterest income through sales of other real estate properties, branch offices and other assets;

➢	Increasing the volume of loans sold in the secondary market in our mortgage division;

➢	Evaluation of opportunities to reduce noninterest expenses subsequent to the completion of our divestiture activities as a result of our smaller asset base and lower deposit volumes;

➢	Continued reduction in certain controllable expense categories such as marketing and business development, travel and entertainment and data processing fees; and

➢
Evaluation of opportunities to minimize expenses related to the high level of nonperforming assets, including legal fees related to foreclosure matters and other real estate expenses related to property preservation, taxes, insurance and other items.

Our Liquidity Plan includes the following actions;

➢	Maintenance and continued generation of core deposits, including non-interest bearing demand, interest-checking, money market and savings deposits;

➢	Diversification of our loan portfolio, as previously discussed, including strategies surrounding potential sales or aggressive reductions of our retained Chicago and Texas loan portfolios;

➢	Increasing our investment securities portfolio;

➢	Establishment of a Liquidity Management Committee which meets at least monthly; and

➢
Development of an expanded and more efficient collateral management process to maximize potential borrowing relationships with the FHLB and FRB in the event further utilization of our additional alternative funding sources become necessary.

Our Asset Quality Improvement Plan includes the following actions intended to reduce the level of our nonperforming assets and loan charge-offs:

➢	Development of written action plans for all credit relationships over $3.0 million with approval by the Regional President and Regional Credit Officer;

➢	Active pursuit of troubled debt restructurings to position credits to return to performing status with sustained operating performance;

➢	Elimination or significant reduction of our potential exposure to our largest nonperforming credit relationships;

➢	Pursuit of opportunities to generate significant recoveries on previously charged-off loans;

➢	Modification of one-to-four family residential real estate loans under the Home Affordable Modification Program (HAMP) where deemed economically advantageous to our borrowers and us;

➢
Assessment of our commercial real estate portfolio for early risk recognition and identification of potential areas for deteriorating commercial real estate loans, with increased emphasis on non-owner occupied loans;

➢
Transfer of certain nonperforming and potential problem credits to our special asset groups for further review, evaluation and development of appropriate strategies for exiting these relationships or significantly reducing our potential exposure; and

➢	Further development of additional reporting mechanisms regarding asset quality related matters to assist management in further evaluating and assessing ongoing performance measurements and trends.

We believe the successful completion of the various components of these plans would substantially improve our financial performance and regulatory capital ratios. If we are not able to successfully complete a substantial portion of the action items contained within these plans, our business, financial condition, including our regulatory capital ratios, and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic conditions could be threatened.

Lending Activities. As further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” our business development efforts have historically been focused on the origination of the following general loan types: commercial, financial and agricultural loans; real estate construction and land development loans; commercial real estate mortgage loans; and to a lesser extent, residential real estate mortgage loans. Our lending strategy emphasizes quality and diversification. Throughout our organization, we employ a common credit underwriting policy. In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, most loans to borrowing entities other than individuals require the guarantee of the parent company or entity sponsor, or in the case of smaller entities, the personal guarantees of the principals.

Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio was $1.69 billion, or 25.8% of total loans, at December 31, 2009, compared to $2.58 billion, or 30.1% of total loans, at December 31, 2008. Throughout 2008 and 2009, we have attempted to further diversify our loan portfolio by increasing our commercial, financial and agricultural lending opportunities. However, as further discussed under “Recent Developments —Capital Plan,” our recent loan sale transactions and reclassifications of loans to discontinued operations have reduced the percentage of commercial, financial and agricultural loans as a percentage of total loans. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers’ general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers’ ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank’s geographic trade areas of California, Florida, Illinois, Missouri and Texas that are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.

Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $1.05 billion, or 16.0% of total loans, at December 31, 2009, compared to $1.57 billion, or 18.4% of total loans, at December 31, 2008. Real estate construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the initial financing. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the financing for the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in acquisitions from time to time have been related to projects outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.

Commercial Real Estate. Our commercial real estate loan portfolio was $2.27 billion, or 34.6% of total loans, at December 31, 2009, compared to $2.56 billion, or 30.0% of total loans, at December 31, 2008. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner’s occupancy. The underwriting of owner-occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, industrial and warehouse facilities and recreational properties. We typically only finance commercial real estate or rental properties that have lease commitments for a majority of the rentable space.

Residential Real Estate Mortgage. Our residential real estate mortgage loan portfolio was $1.28 billion, or 19.5% of total loans, at December 31, 2009, compared to $1.55 billion, or 18.1% of total loans, at December 31, 2008. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. We typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, although from time-to-time, we retain certain residential mortgage loans, including home equity loans, in our loan portfolio as directed by management’s business strategies. Our residential real estate mortgage loans are primarily generated through our branch office network and are underwritten in accordance with conforming terms that allow the loans to be sold into the secondary market. We discontinued the origination of Alt A and Sub-prime mortgage loan products in 2007 and do not presently offer these loan products. Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

Market Areas. As of December 31, 2009, First Bank’s 209 banking facilities were located in California, Florida, Illinois, Missouri and Texas. First Bank operates in the St. Louis metropolitan area, in eastern Missouri and throughout Illinois, including, until February 19, 2010, Chicago. First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; in Texas in the Houston and Dallas metropolitan areas, and in Florida, including Bradenton and the greater Tampa metropolitan area.

The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2009:

Geographic Area	Total Deposits (in millions)	Deposits as a Percentage of Total Deposits	Number of Locations

Southern California	$2,081.0	23.6%	41
St. Louis, Missouri metropolitan area	1,470.2	16.7	34
Northern California	1,229.6	14.0	21
Chicago (1)	1,221.2	13.9	24
Southern Illinois	944.9	10.7	24
Texas (2)	509.6	5.8	20
Northern and Central Illinois	485.5	5.5	14
Florida	441.0	5.0	19
Missouri (excluding the St. Louis metropolitan area)	422.5	4.8	12
Total deposits	$8,805.5	100.0%	209
________________________
(1)
Includes deposits of approximately $1.22 billion associated with the sale of our 24 Chicago branch offices, which was completed on February 19, 2010. See Note 2 and Note 25 to our consolidated financial statements for further discussion of discontinued operations.

(2)
Includes deposits of approximately $497.8 million associated with the announced sale of our 19 Texas branch offices, which is expected to be completed in the second quarter of 2010. See Note 2 and Note 25 to our consolidated financial statements for further discussion of discontinued operations.

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

Our principal competitors include other commercial banks, savings banks, savings and loan associations, and finance companies, including trust companies, credit unions, mortgage companies, leasing companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms and financial holding companies. Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors have advantages over us in providing certain services. We also compete with major multi-bank holding companies, which are significantly larger than us and have greater access to capital and other resources.

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

Deposit Insurance. Since First Bank is an institution chartered by the State of Missouri and a member of the FRB, both the MDOF and the FRB supervise, regulate and examine First Bank. First Bank is also regulated by the Federal Deposit Insurance Corporation, or FDIC, which previously provided deposit insurance of up to $100,000 for each insured depositor. Effective October 3, 2008, deposits at FDIC-insured institutions were insured up to $250,000 for each insured depositor until December 31, 2009, which was subsequently extended until December 31, 2013, at which time FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to $100,000 for each insured depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, was increased permanently to $250,000 for each insured depositor in 2006.

In October 2008, the FDIC announced its temporary Transaction Account Guarantee Program as part of its Temporary Liquidity Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that elect to participate in the program. The program applies to all personal and business checking deposit accounts at participating institutions that do not earn interest. The program strived to strengthen confidence and encourage liquidity in the banking system by providing full insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. This unlimited insurance coverage is temporary and remains in effect for participating institutions until June 30, 2010. We elected to participate in the FDIC’s Transaction Account Guarantee Program.

In October 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the Deposit Insurance Fund, or DIF. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted a final rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment rates of 12 basis points to 50 basis points. Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

On May 22, 2009, the FDIC board agreed to impose an emergency special assessment of five basis points on all FDIC-insured financial institutions’ assets minus its Tier 1 capital as of June 30, 2009 to restore the DIF to an acceptable level. The assessment, which was payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the method in which standard quarterly premiums are assessed, which the FDIC board previously approved as discussed above. We recorded an emergency special assessment of $4.8 million in the second quarter of 2009.

On November 17, 2009, the FDIC adopted a Notice of Proposed Rulemaking, or NPR, that required certain insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The FDIC Board also voted to maintain current assessment rates through December 31, 2010, to adopt a uniform three-basis point increase in assessment rates for all of 2011 and 2012, and to extend the restoration period from seven to eight years. The FDIC exempted First Bank from the prepayment requirement. This action does not impact our regularly scheduled quarterly assessments, which will continue to be payable quarterly.

Supervision and Regulation

General. Along with First Bank, we are extensively regulated by federal and state laws and regulations which are designed to protect depositors of First Bank and the safety and soundness of the U.S. banking system, not our debt holders or stockholders. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on our business and prospects. We are unable to predict the nature or extent of the effects on our business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on First Bank and us in the future.

As a registered bank holding company under the Bank Holding Company Act of 1956, as amended, we are subject to regulation and supervision of the Board of Governors of the Federal Reserve System, or Federal Reserve. We file annual reports with the Federal Reserve and provide to the Federal Reserve additional information as it may require.

Nonbank Subsidiaries. Many of our nonbank subsidiaries are also subject to regulation by other applicable federal and state agencies. Our small business lending subsidiary is regulated by the U.S. Small Business Administration, or SBA. Our insurance premium financing subsidiary is subject to regulation by applicable state insurance regulatory agencies. Our other nonbank subsidiaries are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Securities and Exchange Commission. We are also under the jurisdiction of the United States Securities and Exchange Commission, or SEC, and certain state securities commissions for matters relating to the offering and sale of our securities. We are subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The securities issued by one of our affiliated trusts are registered under the Securities Exchange Act of 1934 and are listed on the NYSE under the trading symbol “FBSPrA,” and therefore, we are subject to certain rules and regulations of the NYSE.

United States Department of the Treasury. As further described above under “Item 1 —Business – Ownership Structure,” on December 31, 2008, we completed the sale to the U.S. Treasury of $295.4 million of newly-issued non-voting preferred stock as part of the CPP. The U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the Purchase Agreement, the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with us to the extent required to comply with any changes in applicable federal statutes. In addition, in the event that we do not pay dividends on the preferred stock issued to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury shall have the right to elect two directors to our Board.

SIGTARP. The Special Inspector General for the Troubled Asset Relief Program, or SIGTARP, was established pursuant to Section 121 of the Emergency Economic Stabilization Act of 2008, or EESA, and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the U.S. Treasury under the CPP, including the shares of non-voting preferred shares purchased from us.

Regulatory Matters. In connection with the most recent regulatory examination of the Company and First Bank by the FRB, on March 24, 2010, the Company, SFC and First Bank entered into an Agreement with the FRB requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Under the Agreement, we must prepare and file with the FRB within specified timeframes a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management. Many of these plans have been developed and certain related actions have already been taken and previously provided to the FRB.

The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB and the MDOF in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank are also required, within 60 days of the date of the Agreement, to submit an acceptable written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the risk-based capital ratios of either entity fall below those set forth in the capital plans that are approved by the FRB. We must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

The Agreement formally identifies matters we have been independently working to resolve throughout 2008 and 2009. During this time, we have been in frequent communication with both the FRB and the MDOF about these matters and have been working diligently to implement many of the matters contemplated by the Agreement, principally through our Capital Plan, which we announced publicly in August 2009. The Capital Plan was adopted in order to, among other things, preserve our risk-based capital in the current and continuing economic downturn.

The description of the Agreement above represents a summary and is qualified in its entirety by the full text of the Agreement, which is filed herewith as Exhibit 10.19 to this Annual Report on Form 10-K.

Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into informal agreements with the FRB and the MDOF. Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The informal agreement with the MDOF is still in place and there have not been any modifications to the informal agreement with the MDOF since its inception in September 2008.

Under the terms of the prior informal agreement with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to declare any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB.

First Bank, under its agreement with the MDOF and its prior informal agreement with the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 21 to our accompanying consolidated financial statements, at December 31, 2009, First Bank’s Tier 1 capital ratio was 9.11%, or approximately $159.6 million over the minimum level required by the agreement. Also as further described in Note 21 to our accompanying consolidated financial statements, management has concluded that the Company and First Bank were in full compliance with all provisions of the respective informal agreements as of December 31, 2009.

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

Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8% and the minimum consolidated ratio of Tier I capital (as described below) to risk-adjusted assets required for bank holding companies is 4%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and noncontrolling interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets, which amount is referred to as “Tier I capital.” The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital and a limited amount of loan and lease loss reserves, which amount, together with Tier I capital, is referred to as “Total Risk-Based Capital.”

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

As further described in Note 21 to our consolidated financial statements appearing elsewhere in this report, we were categorized as undercapitalized at December 31, 2009 and well capitalized as of December 31, 2008, and First Bank was categorized as well capitalized as of December 31, 2009 and 2008 under the federal capital requirements. The primary reason for our categorization as undercapitalized at December 31, 2009 resulted from a reduction in our Leverage Ratio to 3.52% at December 31, 2009, which is below the 4% minimum threshold required by the federal capital requirements. Our Leverage Ratio fell below the 4% minimum threshold during the quarter ended December 31, 2009. Also as further described in Note 21 to our consolidated financial statements, on March 1, 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued inclusion, on a limited basis, of trust preferred securities in Tier I capital. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The dividend limitations are further described in Note 22 to our consolidated financial statements appearing elsewhere in this report. In addition, First Bank has agreed that it will not declare or pay any dividends or make certain other payments to us without the prior consent of the MDOF and the FRB, as previously discussed under “—Regulatory Matters.”

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

Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee’s authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue an attestation report on management’s report on internal control over financial reporting. As we are a non-accelerated filer, management’s report on internal control over financial reporting was not subject to attestation by the Company’s Independent Registered Public Accounting Firm as of December 31, 2009 pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report, as further discussed under “Item 9A — Controls and Procedures.”

The USA Patriot Act. The USA Patriot Act, or Patriot Act, was enacted in October 2001 in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in those systems. First Bank was in compliance with these requirements at December 31, 2009, with investments of $27.6 million in stock of the FRB and $36.7 million in stock of the Federal Home Loan Bank of Des Moines. First Bank also holds an investment of $791,000 in stock of the Federal Home Loan Bank of San Francisco, as a nonmember, to collateralize certain FHLB advances assumed in conjunction with certain acquisition transactions.

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

First Bank has established a borrowing relationship with the FRB, which is primarily secured by commercial loans, and provides an additional liquidity facility that may be utilized for contingency purposes. Advances drawn on First Bank’s established borrowing relationship require prior approval of the FRB, and First Bank did not have any FRB borrowings outstanding at December 31, 2009. First Bank also has established a borrowing relationship with the FHLB. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank’s borrowing capacity with the FHLB was approximately $353.1 million and First Bank had FHLB advances outstanding of $600.0 million at December 31, 2009.

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

EESA. In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the EESA was signed into law and established the CPP. As part of the CPP, the U.S. Treasury provided funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time if further legislative and regulatory measures will be implemented under EESA and what impact those measures may have on us.

ARRA. The American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009 by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients, including us, until the institution has repaid the U.S. Treasury, which repayment is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the CPP recipient’s primary regulatory agency.

Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies, or the Incentive Compensation Proposal, intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit insurance assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees. See further discussion under Item 11 — Executive Compensation.

Recent Regulatory Developments. There have been a number of legislative and regulatory proposals that would have an impact on the operation of banking/financial holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.

The House of Representatives has recently passed the Wall Street Reform and Consumer Protection Act. This legislation, if it becomes effective, would, among other things (i) create the Consumer Financial Protection Agency to regulate consumer financial products and services, (ii) create a Financial Stability Council that would identify and impose additional regulatory oversight on large financial firms, (iii) create a new process for the bankruptcy and liquidation of large financial institutions and finance such dissolutions with a Systemic Dissolution Fund that would be funded with assessments on large institutions, (iv) require a shareholder “say on pay” vote on executive compensation and require financial firms to disclose certain information regarding incentive-based compensation for employees, (v) strengthen the SEC’s powers to regulate securities markets, (vi) regulate the over-the-counter derivatives marketplace, and (vii) adopt certain mortgage reforms and anti-predatory lending restrictions. The Senate is currently considering a similar bill, the Homeowner Protection and Wall Street Accountability Act. If such legislation would be signed into law, we may be subject to some or all of the new restrictions and requirements. This new law may also require the Company to change or adapt some of its current policies and procedures.

Employees

As of March 25, 2010, we employed approximately 1,890 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Item 1A.  Risk Factors

Readers of our Annual Report on Form 10-K should consider the risk factors described below in conjunction with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Selected Financial Data, our consolidated financial statements and the related notes thereto, and the financial and other data contained elsewhere in this report. See also “Special Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” appearing at the beginning of this report. The order of the risk factors described below is not indicative of likelihood or significance.

Our results of operations, financial condition and business may be materially, adversely affected if we fail to successfully implement our Capital Plan. Our Capital Plan contemplates a number of different strategies intended to reduce our costs, increase our risk-based capital ratios and enable us to withstand and better respond to continuing adverse market conditions. There can be no assurance, however, that we will be able to successfully implement each or every component of our Capital Plan in a timely manner or at all, and a number of events and conditions must occur in order for the plan to achieve its intended effect. If we are not able to successfully complete our Capital Plan, we could be adversely impacted and our ability to withstand continued adverse economic conditions could be threatened.

We expect to seek or may be compelled to seek additional capital in the future, but capital may not be available when it is needed.  As a result of our Leverage Ratio being 3.52%, or below the 4% minimum threshold required by the federal capital requirements, we are considered undercapitalized at December 31, 2009. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks’ financial statements. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital. Our previously announced Capital Plan also contemplates raising additional capital in an effort to improve our capital position.

Our ability to raise additional capital, as part of our Capital Plan or otherwise, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital, as part of our Capital Plan or otherwise, or on terms acceptable to us. If we are unable to raise additional capital, as part of our Capital Plan or otherwise on terms satisfactory to us, our financial condition, results of operations, business prospects and our regulatory capital ratios and those of First Bank may be materially and adversely affected. If we are unable to raise additional capital, as part of our Capital Plan or otherwise, we may also be subjected to increased regulatory supervision, which could result in the imposition of additional regulatory restrictions on our operations and/or regulatory enforcement actions and could also potentially limit our future growth opportunities. These restrictions could negatively impact our ability to manage or expand our operations in a manner that we may deem beneficial to our stockholders and debt holders and could result in significant increases in our operating expenses or decreases in our revenues.

The Company, SFC and First Bank entered into an Agreement with the Federal Reserve Bank of St. Louis. As further described under “—Recent Developments” and “—Supervision and Regulation – Regulatory Matters,” the Company, SFC and First Bank entered into an Agreement with the FRB. Although we cannot predict the ramifications that would result from the failure to comply with each of the provisions of the Agreement, the failure to comply could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, under the Agreement, the Company, SFC and First Bank must receive approval from the FRB prior to paying any dividends on its capital stock or making any interest payments on the Company’s outstanding subordinated debentures, which represent the source of distributions to holders of trust preferred securities.

The enactment of the EESA and the ARRA, and governmental actions pursuant to them, may significantly affect our financial condition, results of operations and liquidity. EESA, which established the CPP, was signed into law in October 2008. As part of the CPP, the U.S. Treasury provided up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, a sweeping economic stimulus and recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP and ARRA or its programs, will have on the national economy or the financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or our access to credit. There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC and others in efforts to address the liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the financial markets continues and economic conditions fail to improve, or they worsen, our business, financial condition and results of operations could be materially and adversely affected.

Changes in economic conditions could negatively and materially impact our business. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A continued deterioration in economic conditions or lack of improvement in economic conditions may result in the following consequences, any of which could negatively and materially impact or continue to negatively and materially impact our business:

➢	Loan delinquencies may continue to increase or remain at elevated levels;

➢	Problem assets and foreclosures may continue to increase or remain at elevated levels;

➢	Unemployment may continue to increase;

➢	Demand for our products and services may decline;

➢	Low cost or noninterest bearing deposits may decrease; and

➢
Collateral pledged to us by our customers for loans made by us, especially residential and commercial real estate property, may decline or continue to decline in value, in turn reducing our customers’ borrowing power, and thereby reducing the value of the underlying assets and collateral associated with our existing loans.

Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $2.27 billion and $1.05 billion, respectively, at December 31, 2009, representing 34.6% and 16.0%, respectively, of our loan portfolio. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced increasing amounts of nonperforming loans within our real estate construction and development portfolio and commercial real estate portfolio, reflective of declining market conditions surrounding land acquisition and development loans as a result of increased developer inventories, slower lot and home sales, and declining market values. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio.

Weakness in the real estate market has adversely affected us and may continue to do so. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced deterioration within our residential real estate mortgage loan portfolio throughout the previous three years, primarily in our Alt A and sub-prime loan portfolios. Our residential real estate mortgage loans were $1.28 billion at December 31, 2009, representing 19.5% of our loan portfolio. The effects of ongoing mortgage market challenges, as well as the ongoing correction in residential real estate market prices and reduced levels of home sales could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains recognized on the sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, our financial condition and results of operations may be adversely affected.

Our allowance for loan losses may not be sufficient to cover our actual loan losses, which could adversely affect our results of operations or financial condition. As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their contractual terms and that the collateral securing the payment of these loans may be insufficient to assure repayment in full. We have experienced, and may continue to experience, significant loan losses, which could continue to have a material adverse effect on our results of operations. Management makes various assumptions and judgments about the collectability of our loan portfolio, which are based in part on:

➢	Current economic conditions and their estimated effects on specific borrowers;

➢	An evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan losses;

➢	Management’s internal review of the loan portfolio, including existing compliance with established policies and procedures; and

➢	Results of examinations of our loan portfolio by regulatory agencies.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred loan losses inherent in our loan portfolio. Additional loan losses will likely continue to occur in the future and may occur at a rate greater than we have experienced historically. In determining the amount of the allowance for loan losses, we rely on an analysis of our loan portfolio, experience, and evaluation of general economic, political and regulatory conditions, industry and geographic concentrations, and certain other factors. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risk and future trends, all of which may undergo material changes. If our assumptions and analysis prove to be incorrect, our current allowance for loan losses may not be sufficient. In addition, adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy or other factors such as changes in interest rates that may be beyond our control. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in our allowance for loan losses or loan charge-offs could have a material adverse effect on our results of operations.

Our nonperforming loans, which consist of nonaccrual loans and troubled debt restructurings, may also impact the sufficiency of our allowance for loan losses. Nonperforming loans totaled $735.5 million as of December 31, 2009, representing an increase of $293.1 million, or 66.2%, from $442.4 million at December 31, 2008.

In addition to those loans currently identified and classified as nonperforming loans, management is aware that other possible credit problems may exist with certain borrowers. These include loans that are migrating from grades with lower risks of loss probabilities into grades with higher risks of loss probabilities as performance and potential repayment issues surface. We monitor these loans and adjust the loss rates in our allowance for loan losses accordingly. The most severe of these loans are credits that are classified as substandard loans due to either less than satisfactory performance history, lack of borrower’s paying capacity, or potentially inadequate collateral. Substandard, or potential problem loans, totaled $323.7 million at December 31, 2009, representing an increase of $99.7 million, or 44.5%, from $224.1 million at December 31, 2008.

We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses. We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on their loans. Our credit policies and credit underwriting and monitoring and collection procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline. If borrowers fail to repay their loans according to the contractual terms of the loans, our financial condition and results of operations will be adversely affected.

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

There can be no assurance these sources of funds will be adequate for our liquidity needs and we may be compelled to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on terms acceptable to us. The ability of banks and holding companies to raise capital or borrow in the debt markets has been negatively affected by the recent adverse economic trend. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We actively monitor the depository institutions that hold our cash operating account balances. It is possible that access to our cash equivalents will be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we seek to diversify our cash balances among counterparties to minimize exposure to any one of these entities. The financial statements and other relevant data of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets. At December 31, 2009, our cash and cash equivalents totaled $2.52 billion, of which $2.36 billion was maintained in our cash operating account at the FRB.

First Banks is a separate and distinct legal entity from its subsidiaries. First Banks’ liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by First Banks (all of which are presently suspended or deferred), capital contributions First Banks makes into its subsidiaries, any redemption of debt for cash issued by First Banks, proceeds we raise through the issuance of debt and/or equity instruments through First Banks, if any, and dividends received from our subsidiaries. First Banks’ unrestricted cash totaled $7.4 million at December 31, 2009. First Banks’ future liquidity position may be adversely affected if a combination of the following events occurs:

•	First Bank continues to experience net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to First Banks sufficient to satisfy First Banks’ operating cash flow needs;

•	We deem it advisable, or are required by the FRB, to use cash maintained by First Banks to support the capital position of First Bank;

•	First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its FHLB borrowings and is unable to do so; or

•	First Banks has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit.

First Banks’ financial flexibility may be severely constrained if we are unable to maintain our access to funding or if adequate financing on terms acceptable to us is not available in the marketplace. If we are required to rely more heavily on more expensive funding sources to support our business, our revenues may not increase proportionately to cover our costs. In this case, our operating margins could be materially adversely affected. A lack of liquidity and/or cost-effective funding alternatives could materially adversely affect our business, financial condition and results of operations.

We rely on dividends from our subsidiaries for most of our revenue. First Banks is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our preferred stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that First Bank and certain nonbank subsidiaries may pay to First Banks. In the event First Bank is unable to pay dividends, we may not be able to service our debt (including our subordinated debentures issued in connection with the issuance of our outstanding trust preferred securities), pay obligations or pay dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury. The inability to receive dividends from First Bank could have a material adverse effect on our business, financial condition and results of operations. As further described under “Item 1. Business —Supervision and Regulation,” First Bank has agreed not to declare or pay any dividends without the prior consent of the MDOF and the FRB. First Bank did not make any dividend payments during the year ended December 31, 2009.

Concern of customers over deposit insurance may cause a decrease in deposits. With ongoing increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our liquidity position, funding costs and results of operations.

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

Markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity. Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating losses as they would be under more normal market conditions. Moreover, under these conditions, market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to occur, such as the recent conditions in the global financial markets and global economy.

Because of our participation in the CPP under the EESA, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase capital stock and trust preferred securities, as well as restrictions on compensation paid to our executive officers. Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to make any distributions on our trust preferred securities or dividends on pari passu preferred shares if we are in arrears on the payment of dividends on our Class C Preferred Stock and Class D Preferred Stock. In addition, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared without the U.S. Treasury’s approval unless all of the Class C Preferred Stock and Class D Preferred Stock has been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, our trust preferred securities and pari passu preferred shares may not be repurchased if we are in arrears on the payment of Class C Preferred Stock and Class D Preferred Stock dividends. The terms of the Purchase Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law. We are unable to predict the potential impact of any such amendments. We expect the U.S. Treasury, our bank regulators and other agencies of the U.S. Government to continue to monitor our use of the CPP proceeds. Our failure to comply with the terms and conditions of the program or the Purchase Agreement may subject us to a regulatory enforcement action or legal proceedings brought by the U.S. Government.

In addition, pursuant to the terms of the Purchase Agreement, we adopted the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds our equity securities issued pursuant to the Purchase Agreement. These standards generally apply to our executive officers identified in the Summary Compensation Table on page 76 and the twenty next most highly compensated employees. The impact of the executive compensation standards, as described under Item 11 —Executive Compensation, may result in the loss of current members of our management team and could adversely affect our ability to compete for talent in the industry.

Negative perception could adversely affect our business, impacting our financial condition, results of operations and cash flows. Risk of negative perception or publicity is inherent in any business. Although the Company takes steps to minimize reputation risk in dealing with customers and other constituencies, the Company is inherently exposed to the risk of negative perception by the public and our customers as a result of, but not limited to, our participation in the CPP under the EESA and as a result of actions imposed by our regulators. The risk of negative perception by the public and our customers may adversely affect the Company’s ability to maintain and attract customers and employees.

We could be required to further write down goodwill and other intangible assets. When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2009, our goodwill and other identifiable intangible assets were $144.4 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis during the fourth quarter of 2009 and recorded an impairment charge of $75.0 million, as further described in Note 8 to our consolidated financial statements. We cannot provide assurance, however, that we will not be required to record an additional impairment charge in the future. Any additional impairment charge would have an adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented. Our management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

The Company’s deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings. The FDIC insures deposits at FDIC-insured financial institutions, including First Bank. The FDIC charges the insured financial institutions premiums to maintain the DIF at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the DIF. The DIF is monitored and the premiums charged to FDIC-insured financial institutions are adjusted by the FDIC based on a number of factors in order to maintain the fund at a level the FDIC deems acceptable to fund future payments.

In October 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted a final rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment rates of 12 basis points to 50 basis points. Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

On May 22, 2009, the FDIC board agreed to impose an emergency special assessment of five basis points on all FDIC-insured financial institutions to restore the DIF to an acceptable level. The assessment, which was payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the method in which standard quarterly premiums are assessed, which the FDIC board previously approved. First Bank’s emergency special assessment was approximately $4.8 million. The increases in deposit insurance premium assessments have increased and may continue to increase our expenses and adversely impact our earnings.

The value of securities in the Company’s investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our portfolio has become extremely volatile over the past two years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which could lead to write-downs of the carrying value of these assets that could have a material adverse effect on our net income and capital levels.

Geographic distance between our operations increases operating costs and makes efforts to standardize operations more difficult. We operate banking offices in California, Florida, Illinois, Missouri and Texas. The noncontiguous nature of many of our geographic markets increases operating costs and makes it more difficult for us to standardize our business practices and procedures. As a result of our geographic dispersion, we face the following challenges, among others: (a) familiarizing personnel with our business environment, banking practices and customer requirements at geographically dispersed locations; (b) providing administrative support, including accounting, human resources, credit administration, loan servicing, internal audit and credit review at significant distances; and (c) establishing and monitoring compliance with our corporate policies and procedures in different areas.

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

Our interest rate risk hedging activities may not effectively reduce volatility in earnings. To offset the risks associated with the effects of changes in market interest rates, we periodically enter into transactions designed to hedge our interest rate risk. The accounting for such hedging activities under U.S. generally accepted accounting principles, or GAAP, requires our hedging instruments to be recorded at fair value. The effect of certain of our hedging strategies may result in volatility in our quarterly and annual earnings as interest rates change or as the volatility in the underlying derivatives markets increases or decreases. The volatility in earnings is primarily a result of marking to market certain of our hedging instruments and/or modifying our overall hedge position, as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Interest Rate Risk Management.”

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

We operate in a highly regulated environment.  Recently enacted, proposed and future legislation and regulations may increase our cost of doing business. We are subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had and are expected to continue to have a significant impact on the financial services industry. Some of the legislative and regulatory changes, including Sarbanes-Oxley, the Patriot Act, the EESA and the ARRA, have and are expected to continue to increase our costs of doing business, particularly personnel and technology expenses necessary to maintain compliance with the expanded regulatory requirements. Additionally, the legislative and regulatory changes could reduce our ability to compete in certain markets, as further discussed under “Business —Supervision and Regulation.”

Our information systems could suffer an interruption or breach in security. Our operations are heavily reliant upon our communication and information systems. A failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, loan and other systems. While we have policies and procedures designed to prevent or limit the impact of any such failure, interruption or security breach, there can be no assurance that any such failure, interruption or security breach will not occur. Any such failure, interruption or security breach could adversely affect our operations and financial condition including a resulting loss in customer business, damage to our reputation, and possible exposure to regulatory scrutiny and litigation, any of which could have a material adverse affect on our business, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.  Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Changing climate conditions may increase the frequency of natural disasters such as hurricanes, windstorms and other severe weather conditions. Although we have established policies and procedures addressing these types of events, the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

The Company is subject to claims and litigation pertaining to fiduciary responsibility. From time to time, customers make claims and take legal action pertaining to the performance of our fiduciary responsibilities. Whether customer claims and legal action related to the performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company is exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law or contractual claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 1,791 square feet is currently leased to others. Of our other 208 offices and four operations and administrative facilities at December 31, 2009, 113 are located in buildings that we own and 99 are located in buildings that we lease.

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

Item 3.  Legal Proceedings

The information required by this item is set forth in Item 8 under Note 24, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference. In the ordinary course of business, we and our subsidiaries become involved in legal proceedings. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against us. Our management, in consultation with legal counsel, believes the ultimate resolution of these existing proceedings is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations.

On March 24, 2010, the Company, SFC and First Bank entered into an Agreement with the FRB, as further described under “Item 1. Business —Recent Developments – Regulatory Matters” and “—Supervision and Regulation – Regulatory Matters” and in Note 1 to our consolidated financial statements.

Item 4.  (Reserved)

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

Dividends.  We have not paid any dividends on our Common Stock.

On August 10, 2009, we announced the suspension of the payment of cash dividends on our outstanding Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock beginning with the scheduled dividend payments that would have otherwise been made in September 2009. Prior to this time, we have paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock.

On August 10, 2009, we also announced the deferral of dividend payments on our Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however, we continue to record the declaration of such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements. In February 2009 and May 2009, we paid the regularly scheduled quarterly dividends on our Class C Preferred Stock and Class D Preferred Stock, which were pre-approved and authorized for payment by the MDOF and the FRB.

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

Item 6.  Selected Financial Data.  The selected consolidated financial data set forth below are derived from our consolidated financial statements. This information is qualified by reference to our consolidated financial statements appearing elsewhere in this report. This information should be read in conjunction with such consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of or For the Year Ended December 31, (1)
	2009	2008	2007	2006	2005
	(dollars expressed in thousands, except share and per share data)
Income Statement Data:
Interest income	$414,275	551,417	658,583	619,741	486,816
Interest expense	128,382	196,172	242,513	207,505	132,805
Net interest income	285,893	355,245	416,070	412,236	354,011
Provision for loan losses	390,000	368,000	65,056	12,000	(4,000)
Net interest (loss) income after provision for loan losses	(104,107)	(12,755)	351,014	400,236	358,011
Noninterest income	74,163	65,773	58,528	82,609	72,952
Noninterest expense	366,653	268,134	273,164	256,133	236,312
(Loss) income from continuing operations before provision for income taxes	(396,597)	(215,116)	136,378	226,712	194,651
Provision for income taxes	2,393	18,323	37,278	78,926	70,860
(Loss) income from continuing operations, net of tax	(398,990)	(233,439)	99,100	147,786	123,791
Loss from discontinued operations, net of tax	(49,946)	(54,874)	(49,562)	(41,556)	(29,769)
Net (loss) income	(448,936)	(288,313)	49,538	106,230	94,022
Net (loss) income attributable to noncontrolling interest in subsidiaries	(21,315)	(1,158)	78	(587)	(1,287)
Net (loss) income attributable to First Banks, Inc.	$(427,621)	(287,155)	49,460	106,817	95,309

Dividends Declared and Undeclared:
Preferred stock	$16,536	786	786	786	786
Common stock	—	—	—	—	—
Ratio of total dividends declared to net (loss) income	(3.87)%	(0.27)%	1.59%	0.74%	0.82%

Per Share Data:
Basic (loss) earnings per common share – continuing operations	$(16,800.20)	(9,850.28)	4,151.82	6,237.53	5,253.02
Basic loss per common share – discontinued operations	(2,110.90)	(2,319.18)	(2,094.98)	(1,756.30)	(1,258.14)
Diluted (loss) earnings per common share – continuing operations	(16,800.20)	(9,850.28)	4,115.77	6,149.32	5,170.57
Diluted loss per common share – discontinued operations	(2,110.90)	(2,319.18)	(2,060.35)	(1,722.49)	(1,230.78)
Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661	23,661

Balance Sheet Data:
Investment securities	$541,557	575,094	978,676	1,428,895	1,306,355
Loans, net of unearned discount	6,608,293	8,592,975	8,886,184	7,671,768	7,025,587
Assets of discontinued operations	518,056	—	—	—	—
Total assets	10,581,996	10,783,154	10,902,470	10,162,803	9,173,678
Total deposits	7,063,973	8,741,520	9,149,193	8,443,086	7,541,831
Other borrowings	767,494	575,133	409,616	398,639	558,184
Notes payable	—	—	39,000	65,000	100,000
Subordinated debentures	353,905	353,828	353,752	297,369	212,345
Liabilities of discontinued operations	1,730,264	—	—	—	—
Common stockholders’ equity	210,618	687,892	834,558	775,176	659,150
Total stockholders’ equity	522,380	996,355	847,621	788,239	672,213

Earnings Ratios:
Return on average assets	(4.04)%	(2.66)%	0.48%	1.11%	1.08%
Return on average stockholders’ equity	(51.82)	(32.78)	6.07	14.92	15.20
Net interest margin (2)	3.10	3.82	4.58	4.78	4.39
Noninterest expense to average assets	3.46	2.48	2.64	2.66	2.68
Tangible noninterest expense to average assets (3)	2.71	2.42	2.58	2.63	2.65
Efficiency ratio (4)	101.83	63.69	57.56	51.76	55.35
Tangible efficiency ratio (4)	79.62	62.18	56.25	51.01	54.75

Asset Quality Ratios:
Allowance for loan losses to loans	4.03%	2.56%	1.89%	1.90%	1.93%
Nonperforming loans to loans (5)	11.13	5.15	2.28	0.64	1.38
Allowance for loan losses to nonperforming loans (5)	36.23	49.77	83.27	299.05	139.23
Nonperforming assets to loans and other real estate (6)	12.78	6.15	2.40	0.72	1.41
Net loan charge-offs to average loans	4.49	3.73	0.74	0.09	0.21

Capital Ratios:
Average stockholders’ equity to average assets	7.79%	8.11%	7.89%	7.45%	7.11%
Total risk-based capital ratio	9.78	12.11	9.84	10.04	9.97
Tier 1 risk-based capital ratio	4.89	8.87	7.92	8.44	8.72
Leverage ratio	3.52	8.04	7.99	7.89	7.98
_____________________________
(1)
The comparability of the selected data, presented on a continuing basis, is affected by the acquisitions of banks and/or branch offices during the five-year period ended December 31, 2009. The selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.

(2)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
(3)	Tangible noninterest expense to average assets is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to average assets.
(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income. Tangible efficiency ratio is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to the sum of net interest income and noninterest income.

(5)	Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(6)	Nonperforming assets consist of nonperforming loans and other real estate.

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

RESULTS OF OPERATIONS

Overview

All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our accompanying consolidated financial statements appearing elsewhere in this report for further discussion regarding our discontinued operations.

We recorded a net loss, including discontinued operations, of $427.6 million and $287.2 million for the years ended December 31, 2009 and 2008, respectively, compared to net income of $49.5 million for the year ended December 31, 2007. Our results of operations levels reflect the following:

➢
A provision for loan losses of $390.0 million for the year ended December 31, 2009, compared to $368.0 million for the year ended December 31, 2008 and $65.1 million for the year ended December 31, 2007;

➢
Net interest income of $285.9 million for the year ended December 31, 2009, compared to $355.2 million in 2008 and $416.1 million in 2007, which contributed to a decline in our net interest margin to 3.10% for the year ended December 31, 2009, compared to 3.82% in 2008 and 4.58% in 2007;

➢	Noninterest income of $74.2 million for the year ended December 31, 2009, compared to $65.8 million in 2008 and $58.5 million in 2007;

➢	Noninterest expense of $366.7 million for the year ended December 31, 2009, compared to $268.1 million in 2008 and $273.2 million in 2007;

➢	A provision for income taxes of $2.4 million for the year ended December 31, 2009, compared to $18.3 million in 2008 and $37.3 million in 2007;

➢
A loss from discontinued operations, net of tax, of $49.9 million for the year ended December 31, 2009, compared to $54.9 million in 2008 and $49.6 million in 2007. See Note 2 to our consolidated financial statements for further discussion of discontinued operations; and

➢
Net losses attributable to noncontrolling interest in subsidiaries of $21.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively, compared to net income of $78,000 in 2007.

The increase in the provision for loan losses in 2009 and 2008 was primarily driven by increased net loan charge-offs and declining asset quality trends throughout our loan portfolio primarily resulting from continued weak economic conditions and significant declines in real estate values in virtually all market segments, as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and net interest margin in 2009 and 2008 was primarily attributable to increases in nonaccrual loans of $273.3 million and $215.6 million during 2009 and 2008, respectively, and a 500 basis point aggregate decrease in the prime lending rate, from September 2007 through December 2008, coupled with a significant decline in the London Interbank Offered Rate, or LIBOR, during the periods, partially offset by a decrease in deposit and other interest-bearing liability costs. Our net interest income and net interest margin in 2009 was further negatively impacted by a higher average balance of lower-yielding short-term investments, as further discussed under “—Financial Condition and Average Balances.” We are currently in an asset-sensitive balance sheet position and, as such, interest rate cuts by the Federal Reserve have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates, as further discussed under “—Net Interest Income.”

The increase in our noninterest income in 2009, as compared to 2008, was primarily attributable to an increase in the net gain on investment securities, higher gains on the sale of mortgage loans, lower declines in the fair value of servicing rights and higher service charges on deposit accounts and customer service fees; partially offset by losses incurred on the sale of certain asset based lending and restaurant franchise loans in the fourth quarter of 2009, decreased bank-owned life insurance investment income, net losses on derivative financial instruments and a pre-tax gain on the extinguishment of a term repurchase agreement in 2008, as further discussed under “—Noninterest Income.” The increase in our noninterest income in 2008, as compared to 2007, primarily resulted from increased gains on loans sold and held for sale, service charges on deposit accounts and customer service fees and a gain on the extinguishment of a term repurchase agreement, partially offset by an increase in net losses on investment securities and a decrease in the fair value of servicing rights.

The increase in our noninterest expense in 2009, as compared to 2008, primarily resulted from a goodwill impairment charge of $75.0 million, an increase in FDIC insurance assessment premiums and an increase in write-downs and expenses on other real estate properties, partially offset by reductions in salaries and employee benefits expense, occupancy and furniture and equipment expenses, information technology fees, advertising and business development and other expenses, as further discussed under “—Noninterest Expense.” The overall decrease in the level of noninterest expense in 2008, as compared to 2007, reflects reductions in salaries and employee benefits expense attributable to decreased staffing levels in our mortgage banking division and the completion of certain other staff reductions in 2007 and 2008, as well as reduced charitable contributions expense and other profit improvement initiatives that were implemented in order to reduce our noninterest expense levels, partially offset by increases in occupancy and furniture and equipment expenses, legal, examination and professional fees, expenses on other real estate properties and FDIC insurance assessment premiums. We have made substantial progress in reducing our noninterest expense levels over the last two years and we will continue to pursue future opportunities to further control our noninterest expenses. While certain noninterest expense levels are expected to remain at elevated levels or to continue to increase, including FDIC insurance, other real estate expenses and professional fees related to asset quality matters, we are focused on reducing other expense categories through our continued profit improvement initiatives described herein.

The provision for income taxes in 2009 primarily reflects our consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further discussed under “—Provision for Income Taxes,” and in Note 13 to our consolidated financial statements. The provision for income taxes in 2008 reflects the recognition of a net deferred tax asset valuation allowance of approximately $136.8 million against our deferred tax assets during 2008, which had the effect of increasing our provision for income taxes by $123.2 million during 2008.

Financial Condition and Average Balances

Our average total assets were $10.59 billion for the year ended December 31, 2009, compared to $10.81 billion and $10.34 billion for the years ended December 31, 2008 and 2007, respectively. Our total assets were $10.58 billion at December 31, 2009, compared to $10.78 billion and $10.90 billion at December 31, 2008 and 2007, respectively. We attribute the decrease in our total assets in 2009 to decreases in our loan portfolio, goodwill and other intangible assets, bank premises and equipment, bank-owned life insurance and other assets, partially offset by increases in cash and cash equivalents, other real estate owned, assets held for sale and assets of discontinued operations. We attribute the decrease in our total assets in 2008 to decreases in our loan and investment securities portfolios, deferred income taxes and accrued interest receivable, partially offset by increases in cash and short-term investments, other real estate owned and refundable income taxes.

Our interest-earning assets averaged $9.24 billion for the year ended December 31, 2009, compared to $9.35 billion and $9.13 billion for the years ended December 31, 2008 and 2007, respectively. Our interest-bearing liabilities averaged $6.75 billion for the year ended December 31, 2009, compared to $6.98 billion and $6.41 billion for the years ended December 31, 2008 and 2007, respectively. Funds available from decreased average loan balances, as well as maturities, calls and sales of investment securities were primarily utilized to fund increases in average short-term investments in 2009. In 2008, funds available from increased average deposits and other borrowings, as well as maturities, calls and sales of investment securities were primarily used to fund an increase in average loans.

Average loans, net of unearned discount, were $7.55 billion, $8.47 billion and $7.73 billion for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in average loans in 2009 primarily reflects a decrease in internal loan growth, loan charge-offs of $352.7 million, transfers of loans to other real estate of $143.6 million and, to a lesser extent, sales of approximately $101.5 million, $64.4 million and $141.3 million of asset based lending loans, restaurant franchise loans and premium finance loans in December 2009, as further discussed under “—Loans and Allowance for Loan Losses.” The increase in average loans in 2008 primarily reflects internal loan growth and our acquisition of Coast Bank completed in 2007, which provided total loans, net of unearned discount, of $518.0 million. The increase in average loans during 2008 was partially offset by loan charge-offs of $331.0 million, in addition to sales of approximately $10.8 million of small business loans in March 2008 and approximately $24.0 million of residential mortgage loans in April 2008, as well as the 2007 securitization and subsequent sale of certain residential mortgage loans held in portfolio, and sales and/or payoffs of certain nonperforming and other loans in our residential mortgage loan and commercial real estate loan portfolios in 2007. Loans, net of unearned discount, decreased $1.98 billion to $6.61 billion at December 31, 2009, from $8.59 billion at December 31, 2008. The decrease reflects the reclassification of $416.2 million of certain of our Chicago and Texas Region loans to assets of discontinued operations, the reclassification of $14.4 million of loans associated with the sale of our Lawrenceville branch office to assets held for sale at December 31, 2009, loan charge-offs of $352.7 million, the aggregate commercial loan sales of approximately $307.2 million previously discussed, transfers to other real estate of $143.6 million and other loan activity, including principal repayments and overall reduced loan demand, as further discussed under “—Loans and Allowance for Loan Losses.”

Investment securities averaged $637.2 million for the year ended December 31, 2009, compared to $743.1 million and $1.24 billion for the years ended December 31, 2008 and 2007, respectively. The reduction in our average investment securities during 2009 reflects the utilization of funds provided by maturities and sales of investment securities to increase our average short-term investments. The reduction in our average investment securities during 2008 reflects the utilization of funds provided by maturities and sales of investment securities to fund the increase in our average loan portfolio. Our investment securities were $541.6 million and $575.1 million at December 31, 2009 and 2008, respectively.

FHLB and FRB stock averaged $57.5 million for the year ended December 31, 2009, compared to $51.5 million and $37.7 million for the years ended December 31, 2008 and 2007, respectively. The increases during 2009 and 2008 were primarily attributable to additional investments in FHLB stock commensurate with our increased FHLB borrowing levels. FHLB and FRB stock was $65.1 million and $47.8 million at December 31, 2009 and 2008, respectively.

Average short-term investments were $995.2 million for the year ended December 31, 2009, compared to $83.2 million and $130.3 million for 2008 and 2007, respectively. The increase in the average balance of short-term investments was primarily due to a higher level of liquidity in 2009 as compared to 2008 resulting from the decrease in average loans, partially offset by a decrease in average deposits. Our short-term investments were $2.37 billion at December 31, 2009, compared to $676.2 million at December 31, 2008. During 2009, we increased our short-term investments in anticipation of future significant cash outflows associated with the sale of our Chicago Region on February 19, 2010 and the announced sale of our Texas Region that we expect to complete during the second quarter of 2010. The majority of funds in our short-term investments at December 31, 2009 and during 2009 were maintained in our correspondent bank account with the FRB. See further discussion under “—Liquidity.”

Nonearning assets averaged $622.2 million, $825.3 million and $697.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease during 2009 was attributable to decreases in: average bank premises and equipment attributable to reduced expenditures associated with certain of our profit improvement initiatives; average bank-owned life insurance resulting from the termination of our largest insurance policy in June 2009; average deferred income and refundable income taxes; average intangible assets; and the average fair value of certain of our derivative financial instruments during the periods; partially offset by increases in average other real estate owned attributable to higher foreclosure activity. The increase during 2008 was attributable to increases in: average bank premises and equipment largely attributable to our acquisitions and capital expenditures associated with de novo branch offices; average deferred and refundable income taxes; average other real estate owned; and the average fair value of certain of our derivative financial instruments during the periods, reflective of changes in the fair value of these instruments and the maturity and/or termination of certain of our interest rate swap agreements.

Bank premises and equipment, net decreased $58.2 million to $178.3 million at December 31, 2009 compared to $236.5 million at December 31, 2008. The decrease is primarily due to the reclassification of $45.0 million of bank premises and equipment related to Chicago and Texas to discontinued operations at December 31, 2009 in addition to the sale of bank and premises equipment associated with UPAC of $4.5 million and reduced capital expenditures associated with certain of our profit improvement initiatives.

Goodwill and other intangible assets decreased $162.4 million to $144.4 million at December 31, 2009 compared to $306.8 million at December 31, 2008. The decrease is due to (a) the recognition of goodwill impairment of $75.0 million; (b) the reclassification of $46.2 million of goodwill and other intangible assets to discontinued operations at December 31, 2009; (c) the sales of ANB and certain assets and liabilities of UPAC on September 30, 2009 and December 31, 2009, respectively, which resulted in decreases of goodwill and other intangible assets of $13.0 million and $20.0 million, respectively; (d) the reclassification of $1.0 million of goodwill to assets held for sale at December 31, 2009; (e) the sale of our Springfield branch office which resulted in an allocation of goodwill of $1.0 million; and (f) amortization of $5.0 million, partially offset by goodwill acquired during the year of $2.9 million attributable to additional earn-out consideration associated with the acquisition of ANB in March 2006.

Bank-owned life insurance decreased $92.5 million to $26.4 million at December 31, 2009 compared to $118.8 million at December 31, 2008. We terminated our largest insurance policy in 2009, resulting in a reduction in the carrying value of bank-owned life insurance of approximately $93.1 million. We received an initial cash payment of $90.6 million from the liquidation of the underlying assets associated with the terminated insurance policy.

Other real estate increased $33.7 million to $125.2 million at December 31, 2009 compared to $91.5 million at December 31, 2008 reflecting substantially higher foreclosure activity, primarily related to real estate construction and development loans, partially offset by write-downs of $37.4 million.

Other assets decreased $71.4 million to $83.2 million at December 31, 2009 compared to $154.6 million at December 31, 2008. The decrease is primarily attributable to a refund of approximately $62.0 million of federal income taxes received in the second quarter of 2009, which was classified as an income tax receivable within other assets in our consolidated balance sheets at December 31, 2008. The refund resulted from the filing of amended federal income tax returns to recover income taxes paid in previous years through the application of the loss carryback rules and regulations.

Assets of discontinued operations averaged $724.3 million, $635.8 million and $513.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Assets of discontinued operations and assets held for sale were $518.1 million and $17.0 million, respectively, at December 31, 2009. There were no assets of discontinued operations or assets held for sale at December 31, 2008. See Note 2 to our consolidated financial statements for further discussion of discontinued operations and assets held for sale.

Deposits averaged $6.99 billion, $7.07 billion and $6.72 billion for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in average deposits in 2009 was primarily attributable to anticipated run-off of higher rate certificates of deposits, partially offset by organic growth through deposit development programs. The mix of our deposit portfolio volumes during 2009 reflects a shift from time deposits to noninterest-bearing demand and savings and money market deposits. The increase in average deposits in 2008 was attributable to organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings. The increase was also attributable to our acquisition of Coast Bank completed in 2007, which provided aggregate deposits of $628.1 million, partially offset by anticipated run-off of higher rate certificates of deposit. Average demand and savings deposits were $4.34 billion, $4.21 billion and $3.97 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Average time deposits were $2.65 billion, $2.86 billion and $2.75 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Our deposits were $7.06 billion, $8.74 billion and $9.15 billion at December 31, 2009, 2008 and 2007, respectively, reflecting decreases of $1.68 billion and $407.7 million, respectively. The decrease in deposits in 2009 reflects: the reclassification of $1.72 billion in aggregate deposits associated with our Chicago and Texas Regions to liabilities of discontinued operations and the reclassification of $24.3 million of deposits associated with our Lawrenceville branch office to liabilities held for sale at December 31, 2009, as further discussed in Note 2 to our consolidated financial statements; the sale of approximately $20.1 million of deposits of our Springfield branch office in November 2009; and a decrease of $85.4 million of deposits in the Certificate of Deposit Account Registry Service, or CDARS program, as discussed below, to $31.6 million at December 31, 2009 compared to $117.0 million at December 31, 2008; partially offset by organic growth through deposit development programs. The decrease in 2008 was primarily attributable to a decrease in time deposits of $406.0 million, including time deposits in our Florida region, which was anticipated as part of our planned post-acquisition strategy to improve the net interest margin in this region. These time deposits carried substantially higher interest rates than those throughout our other markets. This decrease in deposits in 2008 was partially offset by an increase in time deposits in the CDARS program, which increased to $117.0 million at December 31, 2008. We did not have any deposits in the CDARS program at December 31, 2007. We previously placed deposits into the CDARS program and received fee income; however, beginning in the third quarter of 2008, we elected to receive deposits placed into the CDARS program on a reciprocal basis, thereby increasing our time deposits and further enhancing our overall liquidity position during this time period.

Other borrowings, which are comprised of term and daily securities sold under agreements to repurchase, FHLB advances, FRB borrowings and federal funds purchased, averaged $566.0 million, $575.6 million and $371.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in average other borrowings in 2009 reflects reductions in FRB borrowings, federal funds purchased, and daily repurchase agreements (in connection with cash management activities of our commercial deposit customers), partially offset by an increase in FHLB advances. The increase in average other borrowings in 2008 reflects an increase in FHLB advances, FRB borrowings and an increase in our term repurchase agreement of $20.0 million, partially offset by a decrease in daily repurchase agreements. See further discussion regarding activity in other borrowings in Note 10 to our consolidated financial statements and under “—Liquidity.” Other borrowings were $767.5 million at December 31, 2009, compared to $575.1 million at December 31, 2008, reflecting an increase in FHLB advances of $399.3 million, partially offset by a decrease in FRB borrowings of $100.0 million and a decrease in daily repurchase agreements of $106.9 million. Other borrowings at December 31, 2009 also reflect the reclassification of $9.5 million of daily repurchase agreements associated with our Chicago and Texas Regions to liabilities of discontinued operations.

Our notes payable averaged zero, $21.6 million and $34.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in our average notes payable during the periods was attributable to contractual payments and additional prepayments made on our outstanding notes payable. Specifically, during the second quarter of 2008, we borrowed $30.0 million under a new secured revolving line of credit with an affiliated entity and utilized the proceeds of the advance to terminate and repay in full all of the obligations under our former secured credit facility with a group of unaffiliated financial institutions. During the third quarter of 2008, we repaid in full the outstanding balance on our new secured revolving line of credit. Subsequent to that time, we did not borrow any additional funds on the new secured line of credit, which matured on June 30, 2009, as further discussed in Note 11 to our consolidated financial statements.

Subordinated debentures issued to our affiliated statutory and business trusts averaged $353.9 million, $353.8 million and $320.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our subordinated debentures were $353.9 million and $353.8 million at December 31, 2009 and 2008, respectively. During 2007, we issued a total of $77.3 million of variable rate subordinated debentures in private placements through four newly-formed statutory trusts and assumed $4.1 million of subordinated debentures in conjunction with a bank acquisition, as further described in Note 12 to our consolidated financial statements, and we repaid in full $82.7 million of variable rate subordinated debentures in conjunction with the redemption of cumulative variable rate trust preferred securities issued by two statutory trusts.

Noninterest-bearing liabilities averaged $1.25 billion, $1.12 billion and $1.14 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Average demand deposits were $1.16 billion, $1.05 billion and $1.04 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Average other liabilities were $98.3 million, $74.3 million and $99.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Noninterest-bearing demand deposits were $1.27 billion and $1.24 billion at December 31, 2009 and 2008, respectively. Our accrued expenses and other liabilities increased $16.3 million to $87.0 million at December 31, 2009 compared to $70.8 million at December 31, 2008, primarily attributable to the purchase of an investment security that settled on December 31, 2009 but the cash transferred on January 4, 2010, resulting in an increase in our other liabilities of $25.9 million at December 31, 2009.

Liabilities of discontinued operations averaged $1.76 billion, $1.83 billion and $1.98 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Liabilities of discontinued operations and liabilities held for sale were $1.73 billion and $24.4 million, respectively, at December 31, 2009. There were no liabilities of discontinued operations or liabilities held for sale at December 31, 2008. See Note 2 to our consolidated financial statements for further discussion of discontinued operations and liabilities held for sale.

Stockholders’ equity, including noncontrolling interest in subsidiaries, averaged $825.2 million, $875.9 million and $815.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our stockholders’ equity was $522.4 million and $996.4 million at December 31, 2009 and 2008, respectively. The decrease for 2009 reflects:

➢	A net loss, including discontinued operations, of $427.6 million;

➢	Dividends declared of $328,000 on our Class A and Class B preferred stock;

➢	Dividends declared of $14.2 million on our Class C Preferred Stock and Class D Preferred Stock;

➢
A decrease of $8.7 million in accumulated other comprehensive loss primarily due to changes in unrealized gains and losses on derivative financial instruments and available-for-sale investment securities;

➢
A decrease in noncontrolling interest in subsidiaries of $26.0 million, reflecting a decrease of $21.3 million associated with net losses in FB Holdings and SBLS LLC, in addition to a decrease of $4.7 million associated with First Bank’s purchase of FCA’s noncontrolling interest in SBLS LLC; and

➢
An increase of $2.8 million in additional paid-in capital as a result of First Bank’s purchase of FCA’s noncontrolling interest in SBLS LLC, as further described in Note 1 and Note 19 to our consolidated financial statements.

The increase for 2008 reflects:

➢	The issuance of $295.4 million of preferred stock to the U.S. Treasury on December 31, 2008, as further discussed in Note 18 to our consolidated financial statements;

➢
An increase in noncontrolling interest in subsidiaries of $123.8 million, primarily reflecting FCA’s contribution of cash of $125.0 million into FB Holdings during 2008, as further described in Note 19 to our consolidated financial statements, partially offset by a decrease of $1.2 million associated with net losses in FB Holdings and SBLS LLC;

➢
An increase of $11.1 million in accumulated other comprehensive income primarily associated with changes in unrealized gains and losses on available-for-sale investment securities and derivative financial instruments;

➢
A $6.3 million cumulative effect adjustment, net of tax, of a change in accounting principle recorded in conjunction with our election to measure servicing rights at fair value as permitted by Statement of Financial Accounting Standards Board, or SFAS, No. 156 – Accounting for Servicing of Financial Assets, which was subsequently incorporated into ASC Topic 860, “Transfers and Servicing,” as further discussed in Note 1 and Note 6 to our consolidated financial statements;

➢	A net loss, including discontinued operations, of $287.2 million; and

➢	Dividends declared of $786,000 on our Class A and Class B preferred stock.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans: (1) (2) (3)
Taxable	$7,529,210	383,859	5.10%	$8,439,748	510,464	6.05%	$7,695,916	586,977	7.63%
Tax-exempt (4)	22,364	1,060	4.74	27,670	1,731	6.26	29,681	2,340	7.88
Investment securities:
Taxable	616,141	23,828	3.87	711,992	34,164	4.80	1,195,682	59,618	4.99
Tax-exempt (4)	21,107	1,414	6.70	31,089	2,022	6.50	39,707	2,468	6.22
FHLB and FRB stock	57,505	2,155	3.75	51,466	2,508	4.87	37,706	2,164	5.75
Short-term investments	995,214	2,825	0.28	83,221	1,842	2.21	130,283	6,699	5.14
Total interest-earning assets	9,241,541	415,141	4.49	9,345,186	552,731	5.91	9,128,975	660,266	7.23
Nonearning assets	622,239			825,274			697,803
Assets of discontinued operations	724,259			635,832			513,137
Total assets	$10,588,039			$10,806,292			$10,339,915

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$873,747	1,618	0.19%	$869,710	4,742	0.55%	$845,857	7,114	0.84%
Savings and money market	2,311,600	24,227	1.05	2,292,470	47,143	2.06	2,085,753	62,152	2.98
Time	2,647,986	76,970	2.91	2,862,973	107,885	3.77	2,752,781	129,949	4.72
Total interest-bearing deposits	5,833,333	102,815	1.76	6,025,153	159,770	2.65	5,684,391	199,215	3.50
Other borrowings	565,961	10,032	1.77	575,563	14,016	2.44	371,600	15,761	4.24
Notes payable (5)	—	37	—	21,591	1,328	6.15	34,932	2,426	6.94
Subordinated debentures (3)	353,867	15,498	4.38	353,790	21,058	5.95	320,840	25,111	7.83
Total interest-bearing liabilities	6,753,161	128,382	1.90	6,976,097	196,172	2.81	6,411,763	242,513	3.78
Noninterest-bearing liabilities:
Demand deposits	1,155,045			1,045,264			1,037,514
Other liabilities	98,284			74,261			99,128
Liabilities of discontinued operations	1,756,371			1,834,724			1,976,138
Total liabilities	9,762,861			9,930,346			9,524,543
Stockholders’ equity	825,178			875,946			815,372
Total liabilities and stockholders’ equity	$10,588,039			$10,806,292			$10,339,915
Net interest income		286,759			356,559			417,753
Interest rate spread			2.59			3.10			3.45
Net interest margin (6)			3.10%			3.82%			4.58%
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $866,000, $1.3 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(5)
Interest expense on our notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the interest rates paid were 4.42% and 6.41% for the years ended December 31, 2008 and 2007, respectively.

(6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, in comparison with the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	2009 Compared to 2008			2008 Compared to 2007
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)
Taxable	$(51,561)	(75,044)	(126,605)	33,534	(110,047)	(76,513)
Tax-exempt (4)	(296)	(375)	(671)	(151)	(458)	(609)
Investment securities:
Taxable	(4,237)	(6,099)	(10,336)	(23,264)	(2,190)	(25,454)
Tax-exempt (4)	(640)	32	(608)	(507)	61	(446)
FHLB and FRB stock	172	(525)	(353)	590	(246)	344
Short-term investments	3,136	(2,153)	983	(1,884)	(2,973)	(4,857)
Total interest income	(53,426)	(84,164)	(137,590)	8,318	(115,853)	(107,535)
Interest paid on:
Interest-bearing demand deposits	11	(3,135)	(3,124)	98	(2,470)	(2,372)
Savings and money market deposits	196	(23,112)	(22,916)	3,328	(18,337)	(15,009)
Time deposits	(7,656)	(23,259)	(30,915)	2,829	(24,893)	(22,064)
Other borrowings	(228)	(3,756)	(3,984)	4,658	(6,403)	(1,745)
Notes payable (5)	—	(1,291)	(1,291)	(846)	(252)	(1,098)
Subordinated debentures (3)	2	(5,562)	(5,560)	1,489	(5,542)	(4,053)
Total interest expense	(7,675)	(60,115)	(67,790)	11,556	(57,897)	(46,341)
Net interest income	$(45,751)	(24,049)	(69,800)	(3,238)	(57,956)	(61,194)
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable includes commitment, arrangement and renewal fees.

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

Net interest income, expressed on a tax-equivalent basis, was $286.8 million for the year ended December 31, 2009, compared to $356.6 million and $417.8 million for the years ended December 31, 2008 and 2007, respectively. Our net interest margin was 3.10% for the year ended December 31, 2009, compared to 3.82% and 4.58% for the years ended December 31, 2008 and 2007, respectively. We attribute the decrease in net interest margin and net interest income in 2009 and 2008 to an increase in the average amount of our nonperforming loans and significant reversals of interest accrued on loans placed on nonaccrual status, in addition to significant declines in the prime lending rate that began in the latter part of 2007 and continued throughout 2008 to historically low levels and the significant decline in the LIBOR rate throughout 2008 and 2009, as further discussed below. Our net interest margin and net interest income for 2009 have also been negatively impacted by higher levels of average lower-yielding short-term investments. Our net interest income for 2009 and 2008 was positively impacted by an increase in earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program, as further discussed below. Our balance sheet is presently asset sensitive, and as such, our net interest margin is negatively impacted with each interest rate cut as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. The average yield earned on our interest-earning assets decreased 142 and 132 basis points to 4.49% and 5.91% for the years ended December 31, 2009 and 2008, respectively, compared to 7.23% in 2007, while the average rate paid on our interest-bearing liabilities decreased only 91 and 97 basis points to 1.90% and 2.81% for the years ended December 31, 2009 and 2008, respectively, compared to 3.78% in 2007.

Derivative financial instruments that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates increased our net interest income by $12.5 million and $11.5 million in 2009 and 2008, respectively, and reduced our net interest income by $3.1 million in 2007. The earnings on our interest rate swap agreements increased our net interest margin by approximately 13 basis points and 12 basis points in 2009 and 2008, respectively, and reduced our net interest margin by approximately three basis points in 2007. In late 2006, we expanded our utilization of derivative financial instruments to reduce our exposure to falling interest rates, as further described in Note 5 to our consolidated financial statements, and implemented various methods to reduce the effect of decreasing interest rates on our net interest income, including the funding of investment security purchases through the issuance of term repurchase agreements. In December 2008, we terminated certain of our interest rate swap agreements designated as cash flow hedges, as further discussed under “—Interest Rate Risk Management” and in Note 5 to our consolidated financial statements. At the date of termination, these interest rate swap agreements had a fair value of $20.8 million, which is being amortized from other comprehensive loss to interest and fees on loans over the remaining terms of the interest rate swap agreements.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, was $384.9 million, $512.2 million and $589.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The yield on our loan portfolio was 5.10%, 6.05% and 7.63% for the years ended December 31, 2009, 2008 and 2007, respectively. The yield on our loan portfolio decreased 95 basis points during 2009 as compared to 2008, and decreased 158 basis points during 2008 as compared to 2007. The yield on our loan portfolio continues to be adversely impacted by the decrease in the prime lending rate that began in the latter part of 2007 and continued throughout 2008 to historically low levels and the significant decline in the LIBOR rate throughout 2008 and 2009, as a significant portion of our loan portfolio is priced to the prime lending and LIBOR rate indices. The decrease in the prime lending rate began in September 2007, decreasing 100 basis points to 7.25% at December 31, 2007, and decreasing an additional 400 basis points during 2008 to 3.25% at December 31, 2008 and 2009. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the significant increase in the average level of our nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 47 basis points, 30 basis points and 12 basis points in 2009, 2008 and 2007, respectively. Interest income on our loan portfolio also reflects interest income associated with our interest rate swap agreements of $13.7 million and $11.7 million in 2009 and 2008, respectively, compared to a reduction of interest income associated with our interest rate swap agreements of $3.1 million in 2007.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $25.2 million, $36.2 million and $62.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The yield on our investment securities was 3.96%, 4.87% and 5.03% for the years ended December 31, 2009, 2008 and 2007, respectively, reflecting the decline in short-term interest rates that began in the latter half of 2007 and continued through 2009. The lower yield in 2009 also reflects the sale of certain higher-yielding investment securities resulting in pre-tax gains of $7.7 million in conjunction with the repositioning of our investment securities portfolio.

Dividends on our FHLB and FRB stock were $2.2 million, $2.5 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The yield earned on our FHLB and FRB stock was 3.75%, 4.87% and 5.75% for the years ended December 31, 2009, 2008 and 2007, respectively, and reflects the decline in short-term interest rates during the periods.

Interest income on our short-term investments was $2.8 million, $1.8 million and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The yield on our short-term investments was 0.28%, 2.21% and 5.14% for the years ended December 31, 2009, 2008 and 2007, respectively, reflecting the significant decline in short-term interest rates, most significantly the federal funds rate, that began in the latter half of 2007 and continued throughout 2008 and 2009 to historically low levels. We increased our short-term investments during 2009 as a result of the anticipated significant cash outflows associated with the sale of our Chicago and Texas Regions as well as the sale of our Springfield and Lawrenceville branch offices, as further discussed in Note 2 and Note 25 to our consolidated financial statements, and under “—Liquidity.” The majority of funds in our short-term investments during 2009 were maintained in our correspondent bank account with the FRB, which currently earns 0.25%.

Interest expense on interest-bearing deposits was $102.8 million, $159.8 million and $199.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 1.76%, 2.65% and 3.50%, respectively. The decreases in interest expense and the weighted average rate paid on our deposit portfolio in 2009 and 2008 is primarily reflective of the declining interest rate environment, an anticipated run-off of higher rate certificates of deposit and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 2.91% in 2009 from 3.77% in 2008 and 4.72% in 2007; the weighted average rate paid on our savings and money market deposit portfolio declined to 1.05% in 2009 from 2.06% in 2008 and 2.98% in 2007; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.19% in 2009 from 0.55% in 2008 and 0.84% in 2007. We anticipate continued reductions in our deposit costs as certain of our certificates of deposit and money market accounts re-price from promotional rates to current market interest rates.

Interest expense on our other borrowings was $10.0 million, $14.0 million and $15.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate weighted average rate paid on our other borrowings was 1.77% for the year ended December 31, 2009, compared to 2.44% and 4.24% for the years ended December 31, 2008 and 2007, respectively, reflecting the reduction in short-term interest rates during the periods.

Interest expense on our notes payable was $37,000 for the year ended December 31, 2009, consisting entirely of commitment fees as we did not have any balances outstanding under our notes payable during 2009. Interest expense on our notes payable was $1.3 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively. The aggregate weighted average rate paid on our notes payable was 6.15% and 6.94% for the years ended December 31, 2008 and 2007, respectively. The aggregate weighted average rates paid reflect changing market interest rates during the periods, and unused commitment, arrangement and renewal fees paid in conjunction with the respective financing arrangement. Exclusive of these fees, the aggregate weighted average rate paid on our notes payable was 4.42% and 6.41% for the years ended December 31, 2008 and 2007, respectively.

Interest expense on our subordinated debentures was $15.5 million, $21.1 million and $25.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate weighted average rate paid on our subordinated debentures was 4.38%, 5.95% and 7.83% for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate weighted average rates and the level of interest expense reflect:

➢	The reduction in LIBOR rates and the impact to the related spreads to LIBOR during the periods, as $282.5 million, or 79.4%, of our subordinated debentures are variable rate;

➢
The entrance into four interest rate swap agreements with a notional amount of $125.0 million in aggregate during March 2008 that effectively converted the interest payments on certain of our subordinated debentures from a variable rate to a fixed rate. In August 2009, we discontinued hedge accounting on these interest rate swap agreements due to the deferral of interest payments on our trust preferred securities. Therefore, the net interest recorded on the interest rate swap agreements was recorded as noninterest income effective August 2009, as further described under “—Interest Rate Risk Management” and in Note 5 and Note 12 to our consolidated financial statements. Interest expense on our subordinated debentures includes interest expense associated with our interest rate swap agreements of $1.3 million and $124,000 for the years ended December 31, 2009 and 2008, respectively; and

➢
The issuance of $77.3 million of variable rate subordinated debentures during 2007 through four newly formed statutory trusts, partially offset by the repayment of $25.8 million of variable rate subordinated debentures on April 22, 2007.

Comparison of Results of Operations for 2009 and 2008

Net Income. We recorded a net loss, including discontinued operations, of $427.6 million for the year ended December 31, 2009, compared to net loss of $287.2 million for 2008. The net losses reflect the following:

➢	An increase in the provision for loan losses to $390.0 million for the year ended December 31, 2009, compared to $368.0 million in 2008;

➢
A decline in net interest income to $285.9 million for the year ended December 31, 2009, compared to $355.2 million in 2008, which contributed to a decline in our net interest margin to 3.10% for the year ended December 31, 2009, compared to 3.82% in 2008;

➢	An increase in our noninterest income to $74.2 million for the year ended December 31, 2009, compared to $65.8 million in 2008;

➢	An increase in our noninterest expense to $366.7 million for the year ended December 31, 2009, compared to $268.1 million in 2008;

➢	A provision for income taxes of $2.4 million for the year ended December 31, 2009, compared to $18.3 million in 2008; and

➢
A loss from discontinued operations, net of tax, of $49.9 million for the year ended December 31, 2009, compared to $54.9 million in 2008. See note 2 to our consolidated financial statement for further discussion of discontinued operations.

The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and declining asset quality trends throughout certain segments of our loan portfolio resulting from continued weak economic conditions and significant declines in real estate values, as further discussed under “—Provision for Loan Losses.”

The decline in our net interest income and our net interest margin was primarily attributable to a significant increase in nonaccrual loans during 2009 and a 400 basis point decrease, in aggregate, in the prime lending rate in 2008 coupled with a significant decline in LIBOR rates during 2008 and 2009, and a higher average balance of lower-yielding short-term investments, partially offset by a decrease in deposit and other interest-bearing liability costs. We are currently in an asset-sensitive balance sheet position, and as such, interest rate cuts by the Federal Reserve have an immediate short-term negative effect on our net interest income and net interest margin until we can fully re-price our deposits to reflect current market interest rates, as further discussed under “—Net Interest Income.”

The increase in our noninterest income in 2009, as compared to 2008, was primarily attributable to an increase in the net gain on investment securities, higher gains on the sale of mortgage loans, lower declines in the fair value of servicing rights and higher service charges on deposit accounts and customer service fees, partially offset by losses incurred on the sale of certain asset based lending and restaurant franchise loans in the fourth quarter of 2009, decreased bank-owned life insurance investment income, increased net losses on derivative financial instruments and a pre-tax gain on the extinguishment of a term repurchase agreement in 2008, as further discussed under “—Noninterest Income.”

The increase in our noninterest expense in 2009, as compared to 2008, was primarily attributable to a goodwill impairment charge of $75.0 million, an increase in FDIC insurance premium assessments and an increase in write-downs and expenses on other real estate properties, partially offset by reductions in salaries and employee benefits expense, occupancy and furniture and equipment expenses, information technology fees, advertising and business development and other expenses, as further discussed under “—Noninterest Expense.”

The provision for income taxes in 2009 primarily reflects the consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further discussed under “—Provision for Income Taxes,” and in Note 13 to our consolidated financial statements. The provision for income taxes in 2008 reflects the recognition of a net deferred tax asset valuation allowance of approximately $136.8 million against our deferred tax assets during 2008, which had the effect of increasing our provision for income taxes by $123.2 million during 2008.

Provision for Loan Losses.  We recorded a provision for loan losses of $390.0 million for the year ended December 31, 2009, compared to $368.0 million for the year ended December 31, 2008. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and declining asset quality trends throughout certain segments of our loan portfolio resulting from continued weak economic conditions and significant declines in real estate values, as further discussed under “—Loans and Allowance for Loan Losses.” We recorded a provision for loan losses of $63.0 million for the three months ended December 31, 2009 compared to $139.0 million for the comparable period in 2008. The decrease in our provision for loan losses for the three months ended December 31, 2009 was primarily driven by a decrease in net loan charge-offs in addition to less severe asset migration to classified asset categories than the migration levels experienced during the fourth quarter of 2008.

Our nonperforming loans were $735.5 million at December 31, 2009, compared to $664.2 million at September 30, 2009 and $442.4 million at December 31, 2008. The increase in the overall level of nonperforming loans during 2009 was primarily driven by increases in our real estate construction and development, one-to-four family residential mortgage and commercial real estate loan portfolios, as further discussed under “—Loans and Allowance for Loan Losses.”

Our net loan charge-offs increased to $339.0 million for the year ended December 31, 2009, compared to $316.2 million for the year ended December 31, 2008. Our net loan charge-offs for 2009 were 4.49% of average loans, compared to 3.73% in 2008. Loan charge-offs were $352.7 million for 2009, compared to $331.0 million in 2008, and loan recoveries were $13.7 million for 2009, compared to $14.8 million in 2008. Net loan charge-offs were $82.6 million for the three months ended December 31, 2009, compared to $129.8 million for the comparable period in 2008.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income and Expense.  The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2009 and 2008:

	December 31,		Increase (Decrease)
	2009	2008	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$46,715	45,228	1,487	3.3%
Gain on loans sold and held for sale	4,112	4,391	(279)	(6.4)
Net gain (loss) on investment securities	7,697	(8,760)	16,457	187.9
Bank-owned life insurance investment income	733	2,808	(2,075)	(73.9)
Net (loss) gain on derivative instruments	(4,874)	1,730	(6,604)	(381.7)
Change in fair value of servicing rights	(2,896)	(11,825)	8,929	75.5
Loan servicing fees	8,842	8,776	66	0.8
Gain on extinguishment of term repurchase agreement	―	5,000	(5,000)	(100.0)
Other	13,834	18,425	(4,591)	(24.9)
Total noninterest income	$74,163	65,773	8,390	12.8
Noninterest expense:
Salaries and employee benefits	$93,831	110,226	(16,395)	(14.9)%
Occupancy, net of rental income	28,549	29,492	(943)	(3.2)
Furniture and equipment	16,288	18,052	(1,764)	(9.8)
Postage, printing and supplies	4,400	5,457	(1,057)	(19.4)
Information technology fees	30,915	35,447	(4,532)	(12.8)
Legal, examination and professional fees	11,974	11,274	700	6.2
Goodwill impairment	75,000	―	75,000	100.0
Amortization of intangible assets	4,991	6,346	(1,355)	(21.4)
Advertising and business development	1,874	4,774	(2,900)	(60.7)
FDIC insurance	22,246	6,023	16,223	269.4
Write-downs and expenses on other real estate	48,488	8,242	40,246	488.3
Other	28,097	32,801	(4,704)	(14.3)
Total noninterest expense	$366,653	268,134	98,519	36.7
Noninterest Income.  Noninterest income was $74.2 million for the year ended December 31, 2009, in comparison to $65.8 million for 2008. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees increased $1.5 million, or 3.3%, to $46.7 million from $45.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in service charges and customer service fees is primarily attributable to an increase of $1.4 million, or 16.1%, in commercial service charges to $9.8 million in 2009 compared to $8.5 million in 2008, primarily resulting from our efforts to control fee waivers and a decrease in the earnings credit rate due to the decline in short-term interest rates throughout 2008 and 2009.

We recorded gains on loans sold and held for sale of $4.1 million and $4.4 million for the years ended December 31, 2009 and 2008, respectively. The decrease in gains on loans sold and held for sale in 2009 as compared to 2008 reflects the following:

➢
Net losses on the sale of certain asset based lending loans and restaurant franchise loans of $6.1 million and $1.1 million, respectively, during the fourth quarter of 2009 as further discussed under “—Loans and Allowance for Loan Losses;” and

➢	A decrease in the gain on sale of SBA loans of $227,000 to $2.1 million during 2009 as compared to $2.3 million during 2008, primarily due to lower sales volumes; partially offset by

➢
An increase in the gain on the sale of mortgage loans of $7.6 million to $9.4 million during 2009 as compared to $1.8 million during 2008, due primarily to an increase in the volume of mortgage loans originated and subsequently sold in the secondary market resulting from increased levels of refinancing of one-to-four family residential real estate loans in light of declining mortgage interest rates experienced during 2009. For the years ended December 31, 2009 and 2008, we originated residential mortgage loans held for sale and held for portfolio totaling $541.0 million and $221.8 million, respectively, and sold residential mortgage loans totaling $522.6 million and $210.6 million, respectively.

We recorded net gains on investment securities of $7.7 million for the year ended December 31, 2009, compared to net losses on investment securities of $8.8 million for the year ended December 31, 2008. During 2009, we sold $521.8 million of available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments. The net gains from these sales were partially offset by other-than-temporary impairment of $1.2 million recorded during the fourth quarter of 2009 on equity investments in the common stock of two companies in the financial services industry, which management considers to have been primarily caused by economic events impacting the financial services industry as a whole. The net loss for 2008 was primarily attributable to the recognition of other-than-temporary impairment of $10.4 million on the same equity investments. These equity securities were carried at fair value at December 31, 2009 and 2008. We also recognized other-than-temporary impairment of $1.0 million on a preferred stock investment during 2008, which represented the full amount of the investment and was necessitated by bankruptcy proceedings of the underlying financial services company. The other-than-temporary impairment in 2008 of $11.4 million, in aggregate, was partially offset by a pre-tax gain of approximately $867,000 recognized on the sale of $81.5 million of available-for-sale investment securities in March 2008 and a pre-tax gain of approximately $1.0 million recognized on the sale of $64.7 million of available-for-sale investment securities in December 2008.

Bank-owned life insurance investment income was $733,000 and $2.8 million for the years ended December 31, 2009 and 2008, respectively. The decrease reflects the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program and overall market conditions. Furthermore, in June 2009, we terminated our largest insurance policy resulting in a reduction in the carrying value of our bank-owned life insurance investment of approximately $93.1 million. We did not record any gain or loss for the year ended December 31, 2009 as a result of the termination of this insurance policy. In January 2010, we terminated an additional insurance policy which had a carrying value of $19.8 million at December 31, 2009.

We recorded net losses on derivative instruments of $4.9 million for the year ended December 31, 2009, compared to net gains on derivative instruments of $1.7 million in 2008. The net losses in 2009 were primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures that was reclassified from accumulated other comprehensive loss to loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009. These losses were partially offset by income of $711,000 generated from the issuance of customer interest rate swap agreements throughout 2009. The net gains in 2008 were primarily attributable to the net increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program, as further described under “—Interest Rate Risk Management” and in Note 5 to our consolidated financial statements. We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements.

We recorded net losses from changes in the fair value of mortgage and SBA servicing rights of $2.9 million and $11.8 million for the years ended December 31, 2009 and 2008, respectively. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds. The change also reflects changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio.

Loan servicing fees were $8.8 million for the years ended December 31, 2009 and 2008, and are primarily attributable to fee income generated for the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The $66,000 increase in loan servicing fees in 2009 was primarily due to a higher average balance of mortgage loans serviced for others, partially offset by a higher level of interest shortfall as a result of the refinance environment.

In March 2008, we restructured our $100.0 million term repurchase agreement, which included the following primary modifications: (a) increased the borrowing amount to $120.0 million; (b) extended the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate to a fixed rate of 3.36%; and (d) terminate the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in the recognition of the pre-tax gain of $5.0 million on the extinguishment of our term repurchase agreement in the first quarter of 2008, as further discussed in Note 10 to our consolidated financial statements.

Other income was $13.8 million and $18.4 million for the years ended December 31, 2009 and 2008, respectively. We primarily attribute the decline in other income to:

➢
A decrease in recoveries of certain loan principal balances that had been previously charged off by the financial institutions prior to their acquisition by First Banks of $1.6 million to $173,000 for 2009, compared to $1.7 million in 2008;

➢	Income of $1.8 million recognized on the sale of various state tax credits in the second quarter of 2008; and

➢
A gain recognized in the first quarter of 2008 on the Visa, Inc., or Visa, initial public offering, or IPO, of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa’s IPO; partially offset by

➢	A gain of $309,000 recognized in the fourth quarter of 2009 on the sale of our Springfield branch office, as further described in Note 2 to our consolidated financial statements.

Noninterest Expense. Noninterest expense was $366.7 million for the year ended December 31, 2009, in comparison to $268.1 million for 2008. The increase in noninterest expense was primarily attributable to a goodwill impairment charge of $75.0 million and an increase in other real estate and FDIC insurance expenses, partially offset by certain profit improvement initiatives that we implemented throughout 2008 and 2009.

Salaries and employee benefits decreased $16.4 million, or 14.9%, to $93.8 million for the year ended December 31, 2009, in comparison to $110.2 million in 2008. The overall decrease in salaries and employee benefits expense is primarily attributable to the completion of certain staff reductions in 2008 and 2009. Our total full-time equivalent employees (FTEs), excluding discontinued operations, decreased to 1,679 at December 31, 2009, from 1,794 at December 31, 2008, representing a decrease of approximately 6.4%. The decrease in salaries and employee benefits expense is also reflective of reduced incentive compensation expense commensurate with our earnings performance and a decline in other benefits expenses, including medical and prescription expenses and our 401(k) matching contribution, which we eliminated on April 1, 2009. The decrease was partially offset by increased employee benefit expense associated with our nonqualified deferred compensation program resulting from market value increases in the employee investment accounts underlying this program.

Occupancy, net of rental income, and furniture and equipment expense decreased $2.7 million, or 5.7%, to $44.8 million for the year ended December 31, 2009, in comparison to $47.5 million in 2008. The decrease in 2009 reflects reduced furniture, fixtures and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased $1.1 million, or 19.4%, to $4.4 million for the year ended December 31, 2009, in comparison to $5.5 million in 2008, reflecting a decrease in office supplies and check printing expenses as a result of profit improvement initiatives.

Information technology fees decreased $4.5 million, or 12.8%, to $30.9 million for the year ended December 31, 2009, in comparison to $35.4 million in 2008. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 19 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions, and other subsidiaries.

Legal, examination and professional fees increased $700,000, or 6.2%, to $12.0 million for the year ended December 31, 2009, in comparison to $11.3 million in 2008. The increase in legal, examination and professional fees primarily reflects higher legal expenses associated with our divestiture activities and related to collection and foreclosure efforts associated with the significant increase in nonperforming assets, partially offset by expenses incurred in 2008 related to internal investigations, including the investigation commissioned by our Audit Committee regarding certain matters associated with the mortgage banking division and the resulting restatement of our consolidated financial statements, and ongoing litigation matters, including those assumed through the acquisition of CFHI. We anticipate legal, examination and professional fees to remain at higher than historical levels until economic conditions stabilize primarily as a result of higher legal and professional fees associated with foreclosure efforts on problem loans, other collection efforts and ongoing litigation matters.

We recorded a goodwill impairment charge of $75.0 million in the fourth quarter of 2009. As further described in Note 8 to our consolidated financial statements, the goodwill impairment charge was necessitated by a decline in the fair value of our single reporting unit, First Bank. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and economic conditions which decreased the fair value of First Bank. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of First Bank, as evidenced by the increases in the provision for loan losses, net loan charge-offs and nonperforming loans and the decline in the net interest margin and net interest income, as further described in Note 8 to our consolidated financial statements.

Amortization of intangible assets decreased $1.4 million, or 21.4%, to $5.0 million for the year ended December 31, 2009, in comparison to $6.3 million in 2008, attributable to the completion of the amortization period of certain core deposit and other intangible assets, as well as the reduction of our intangible assets levels associated with our discontinued operations.

Advertising and business development expense decreased $2.9 million, or 60.7%, to $1.9 million for the year ended December 31, 2009, in comparison to $4.8 million in 2008. The decrease in 2009 reflects certain profit improvement initiatives and management’s efforts to reduce these expenditures in light of the current economic environment.

FDIC insurance expense increased $16.2 million to $22.2 million for the year ended December 31, 2009, in comparison to $6.0 million in 2008. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums and were depleted in 2008. Furthermore, our premium rates increased significantly during 2009 and are expected to continue to increase in the future based on our risk assessment rating in addition to further developments within the banking industry, including the failure of other financial institutions. We also recorded additional FDIC insurance expense of $4.8 million in the second quarter of 2009 related to a special assessment paid on September 30, 2009 of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, as further discussed under “Item 1. Business —Deposit Insurance.”

Write-downs and expenses on other real estate increased $40.2 million to $48.5 million for the year ended December 31, 2009, in comparison to $8.2 million in 2008. The increase in other real estate expenses is primarily attributable to an increase in write-downs of $34.6 million related to the revaluation of certain properties, which increased to $37.4 million in 2009 as compared to $2.8 million in 2008. Throughout the fourth quarter of 2009, we obtained new appraisals on several other real estate properties whereby the prior appraisal had been completed within the last 12 to 18 months and recorded write-downs to the extent the current market value less applicable selling costs was less than the carrying value. The increase is also due to an increase in expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties as well as other property preservation related expenses. The balance of our other real estate properties increased to $125.2 million at December 31, 2009, from $91.5 million at December 31, 2008, primarily driven by foreclosures of real estate construction and development loans throughout 2009. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the continued increase in our other real estate balances and the expected future transfer of certain of our nonperforming loans into our other real estate portfolio.

Other expense decreased $4.7 million, or 14.3%, to $28.1 million for the year ended December 31, 2009, in comparison to $32.8 million in 2008. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment, and overdraft losses. The decrease in other expense was primarily attributable to:

➢	Profit improvement initiatives and management’s efforts to reduce overall expense levels;

➢	A decrease in overdraft losses, net of recoveries, of $85,000 to $2.1 million for the year ended December 31, 2009, from $2.1 million in 2008; and

➢	A litigation settlement of $750,000 during the third quarter of 2008 pertaining to a matter initially brought against CFHI prior to our acquisition; partially offset by

➢	An increase in loan expenses of $125,000 to $5.6 million for the year ended December 31, 2009, from $5.5 million in 2008, attributable to collection efforts related to asset quality matters.

Provision for Income Taxes.  The provision for income taxes was $2.4 million for the year ended December 31, 2009, compared to $18.3 million for the year ended December 31, 2008. The provision for income taxes during 2009 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 13 to our consolidated financial statements. The provision for income taxes during 2008 reflects the recognition of a deferred tax asset valuation allowance of $158.9 million against our deferred tax assets during the fourth quarter of 2008, which had the effect of increasing our provision for income taxes by $144.8 million during the fourth quarter of 2008. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 13 to our consolidated financial statements.

Net Loss Attributable to Noncontrolling Interest in Subsidiaries. We recorded a net loss attributable to noncontrolling interest in subsidiaries of $21.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively, associated with the noncontrolling interest in the net losses in FB Holdings and SBLS LLC. The increase in the net loss attributable to noncontrolling interest in subsidiaries during 2009 was primarily attributable to write-downs and expenses on other real estate properties in FB Holdings. Noncontrolling interest in our subsidiaries is more fully described in Note 1 and Note 19 to our consolidated financial statements.

Loss from Discontinued Operations, Net of Tax. We recorded a loss from discontinued operations, net of tax, of $49.9 million for the year ended December 31, 2009, compared to a loss of $54.9 million in 2008. The decrease in the net loss from discontinued operations in 2009 reflects declines in the net loss attributable to Chicago and Texas of $16.1 million and $5.8 million, respectively, partially offset by a loss of $13.1 million on the sale of assets of UPAC on December 31, 2009. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Comparison of Results of Operations for 2008 and 2007

Net Income.  We recorded a net loss, including discontinued operations, of $287.2 million for the year ended December 31, 2008, compared to net income of $49.5 million for 2007. Our return on average assets and our return on average stockholders’ equity were (2.66%) and (32.78%), respectively, for the year ended December 31, 2008, compared to 0.48% and 6.07%, respectively, for 2007. The net loss for 2008 compared to the net income for 2007 reflects the following:

➢	An increase in the provision for loan losses to $368.0 million for the year ended December 31, 2008, compared to $65.1 million in 2007;

➢
A decline in net interest income to $355.2 million for the year ended December 31, 2008, compared to $416.1 million in 2007, which contributed to a decline in our net interest margin to 3.82% for the year ended December 31, 2008, compared to 4.58% in 2007;

➢	Noninterest income of $65.8 million for the year ended December 31, 2008, compared to $58.5 million in 2007;

➢	A decrease in our noninterest expense to $268.1 million for the year ended December 31, 2008, compared to $273.2 million in 2007;

➢	A provision for income taxes of $18.3 million for the year ended December 31, 2008, compared to $37.3 million in 2007; and

➢
A loss from discontinued operations, net of tax, of $54.9 million for the year ended December 31, 2008, compared to a net loss of $49.6 million in 2007. See Note 2 to our consolidated financial statement for further discussion of discontinued operations.

The increase in the provision for loan losses was primarily driven by increased net loan charge-offs, an increase in nonperforming loans and higher levels of problem loans in our one-to-four family residential mortgage and real estate construction and development loan portfolios, as further discussed under “—Provision for Loan Losses.”

The decline in our net interest income and our net interest margin was primarily attributable to an increase in nonaccrual loans of $215.6 million during 2008 and a 500 basis point decrease, in aggregate, in the prime lending rate from the third quarter of 2007 through December 31, 2008 as well as a substantial decline in average LIBOR rates throughout 2008, as further discussed under “—Net Interest Income.”

The increase in our noninterest income primarily resulted from an increase in gains on loans held for sale, service charges on deposit accounts and customer service fees and a gain on the extinguishment of a term repurchase agreement, partially offset by an increase in net losses on investment securities associated with other-than-temporary impairment on equity investments in two financial institutions, and a decrease in the fair value of servicing rights, as further discussed under “—Noninterest Income.”

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

The change in the provision for income taxes in 2008 reflects our decreased earnings and the recognition of a net deferred tax asset valuation allowance of approximately $136.8 million against our deferred tax assets during 2008, which had the effect of increasing our provision for income taxes, including discontinued operations, by $123.2 million during 2008, as further discussed under “—Provision for Income Taxes.”

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

Our net loan charge-offs increased to $316.2 million for the year ended December 31, 2008, compared to $56.8 million for the year ended December 31, 2007. Our net loan charge-offs for 2008 were 3.73% of average loans, compared to 0.74% in 2007. Loan charge-offs were $331.0 million for 2008, compared to $65.5 million in 2007, and loan recoveries were $14.8 million for 2008, compared to $8.7 million in 2007. Net loan charge-offs were $129.8 million for the three months ended December 31, 2008, compared to $27.9 million for the comparable period in 2007.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income and Expense.  The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2008 and 2007:

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$45,228	38,193	7,035	18.4%
Gain (loss) on loans sold and held for sale	4,391	(4,792)	9,183	191.6
Net loss on investment securities	(8,760)	(3,077)	(5,683)	(184.7)
Bank-owned life insurance investment income	2,808	3,841	(1,033)	(26.9)
Net gain on derivative instruments	1,730	1,233	497	40.3
Change in fair value of servicing rights	(11,825)	(5,445)	(6,380)	(117.2)
Loan servicing fees	8,776	8,123	653	8.0
Gain on extinguishment of term repurchase agreement	5,000	―	5,000	100.0
Other	18,425	20,452	(2,027)	(9.9)
Total noninterest income	$65,773	58,528	7,245	12.4
Noninterest expense:
Salaries and employee benefits	$110,226	129,774	(19,548)	(15.1)%
Occupancy, net of rental income	29,492	26,135	3,357	12.8
Furniture and equipment	18,052	16,531	1,521	9.2
Postage, printing and supplies	5,457	5,695	(238)	(4.2)
Information technology fees	35,447	36,018	(571)	(1.6)
Legal, examination and professional fees	11,274	5,994	5,280	88.1
Amortization of intangible assets	6,346	6,179	167	2.7
Advertising and business development	4,774	5,889	(1,115)	(18.9)
FDIC insurance	6,023	810	5,213	643.6
Write-downs and expenses on other real estate	8,242	859	7,383	859.5
Other	32,801	39,280	(6,479)	(16.5)
Total noninterest expense	$268,134	273,164	(5,030)	(1.8)

Noninterest Income.  Noninterest income was $65.8 million for the year ended December 31, 2008, in comparison to $58.5 million for 2007. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees increased $7.0 million, or 18.4%, to $45.2 million from $38.2 million for the years ended December 31, 2008 and 2007, respectively. The increase in service charges and customer service fees is primarily attributable to: an increase in retail NSF fees primarily as a result of an increase in the fee charged for overdrafts and further expansion of our overdraft privilege program; an increase in cardholder interchange income, primarily due to an increase in debit card usage by our customer base; and an increase in commercial service charges, primarily resulting from our efforts to control fee waivers and a decrease in the earnings credit rate as a result of the decline in short-term interest rates throughout 2008.

We recorded a gain on loans sold and held for sale of $4.4 million for the year ended December 31, 2008, compared to a loss of $4.8 million for the year ended December 31, 2007. The gain in 2008 compared to the loss in 2007 is primarily attributable to the following:

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

➢
A decrease in the volume of mortgage loans originated and subsequently sold in the secondary market. For the years ended December 31, 2008 and 2007, we originated residential mortgage loans held for sale totaling $221.8 million and $548.0 million, respectively, and we sold residential mortgage loans totaling $210.6 million and $512.5 million, respectively; and

➢
A pre-tax loss of $804,000 recognized in April 2008 on the sale of approximately $24.0 million of residential real estate mortgage loans, and a pre-tax gain of $851,000 recognized in April 2007 on the sale of approximately $13.4 million of certain repurchased and other residential mortgage loans.

We recorded net losses on investment securities of $8.8 million and $3.1 million for the years ended December 31, 2008 and 2007, respectively. The net loss for 2008 is primarily attributable to the recognition of other-than-temporary impairment of $10.4 million on equity investments in the common stock of two financial institutions. The other-than-temporary impairment was primarily caused by economic events impacting the financial services industry as a whole, and represented the difference between our cost basis and the fair value of the equity securities. The equity securities were carried at fair value at December 31, 2008. In addition, in the third quarter of 2008, we recognized other-than-temporary impairment of $1.0 million on a preferred stock investment, which represented the full amount of the investment and was necessitated by bankruptcy proceedings of the underlying financial services company. The other-than-temporary impairment of $11.4 million, in aggregate, was partially offset by a pre-tax gain of approximately $867,000 recognized on the sale of $81.5 million of available-for-sale investment securities in March 2008 and a pre-tax gain of approximately $1.0 million recognized on the sale of $64.7 million of available-for-sale investment securities in December 2008. The net loss for 2007 primarily resulted from a net decline of $1.5 million in the fair value of securities held in our trading portfolio, prior to our liquidation of the trading portfolio in July 2007, in addition to other-than-temporary impairment recognized on an investment in the common stock of a financial institution of $1.4 million.

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

We recorded a net loss from changes in the fair value of mortgage and SBA servicing rights of $11.8 million and $5.4 million for the years ended December 31, 2008 and 2007, respectively. On January 1, 2008, we opted to measure our servicing rights at fair value, and as such, the fluctuations in 2008, as compared to 2007, reflect changes in the fair value of our servicing rights in comparison to amortization and impairment recognized in 2007. The decrease in fair value in 2008 is primarily due to the decrease in mortgage interest rates throughout 2008 and the related increase in prepayment speeds, as well as an increase in the discount rate.

Loan servicing fees were $8.8 million and $8.1 million for the years ended December 31, 2008 and 2007, respectively, and are primarily attributable to fee income generated for the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns. The increase in 2008 is primarily due to an increase in the unpaid principal balance of serviced loans.

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

Other income was $18.4 million and $20.5 million for the years ended December 31, 2008 and 2007, respectively. We primarily attribute the decline in other income to a decrease in gains on sales of other assets.

➢
A decrease of $3.9 million in gains on sales of other assets, primarily attributable to a pre-tax gain of $2.6 million recognized on the sale and leaseback of a branch building in 2007; partially offset by

➢	A gain of $1.8 million recognized on the sale of various state tax credits in April 2008; and

➢	A gain recognized in March 2008 on the Visa IPO of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa’s IPO.

Noninterest Expense. Noninterest expense was $268.1 million for the year ended December 31, 2008, in comparison to $273.2 million for 2007. The decrease in noninterest expense was primarily attributable to certain profit improvement initiatives that we implemented throughout 2007 and 2008.

Salaries and employee benefits was $110.2 million for the year ended December 31, 2008, in comparison to $129.8 million in 2007. We attribute the overall decrease in salaries and employee benefits expense to reduced staff levels within our mortgage banking division and the completion of certain other staff reductions in 2007 and 2008. Our total FTEs, excluding discontinued operations, decreased to 1,794 at December 31, 2008, from 2,053 at December 31, 2007, representing a decrease of approximately 12.6%. We reduced our FTEs despite adding an aggregate of 26 additional branch offices through acquisitions in 2007 and an aggregate of 11 de novo branches that we opened in 2007 and 2008, inclusive of discontinued operations. The decrease in salaries and employee benefits expense is also reflective of reduced incentive compensation expense resulting from the significant decline in our financial performance and reduced employee benefit expense associated with our nonqualified deferred compensation program resulting from market value declines in the employee investment accounts underlying this program.

Occupancy, net of rental income, and furniture and equipment expense was $47.5 million and $42.7 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 reflects higher levels of expense resulting from our de novo activities and acquisitions in 2007 and 2008, as well as increased technology equipment expenditures, continued expansion and renovation of certain branch offices, increased expenses associated with the purchase and/or lease of properties that were expected to be utilized for future branch office locations, and depreciation expense associated with acquisitions and capital expenditures.

Information technology fees were $35.4 million and $36.0 million for the years ended December 31, 2008 and 2007, respectively. The decrease in information technology fees is primarily due to certain profit improvement initiatives in addition to reduced acquisition activity in 2008, partially offset by information technology conversion support in 2008 for an acquisition in late 2007 that expanded our branch network by 20 branch offices.

Legal, examination and professional fees were $11.3 million and $6.0 million for the years ended December 31, 2008 and 2007, respectively. The increase in legal, examination and professional fees is primarily attributable to: (a) approximately $1.4 million in professional fees incurred in 2008 resulting from internal investigations, including an investigation commissioned by our Audit Committee regarding certain matters associated with the mortgage banking division and the resulting restatement of our consolidated financial statements for the year ended December 31, 2007; (b) higher legal expenses related to collection and foreclosure efforts associated with certain problem loans; and (c) ongoing litigation matters, including those assumed through the acquisition of CFHI.

Amortization of intangible assets was $6.3 million and $6.2 million for the years ended December 31, 2008 and 2007, respectively, reflecting amortization expense on core deposit intangibles associated with our acquisition of Coast Bank completed in 2007.

Advertising and business development expense was $4.8 million and $5.9 million for the years ended December 31, 2008 and 2007, respectively. The decrease in 2008 is primarily a result of certain profit improvement initiatives and management’s increased efforts to reduce these expenditures.

FDIC insurance expense was $6.0 million and $810,000 for the years ended December 31, 2008 and 2007, respectively. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums and were depleted in 2008.

Write-downs and expenses on other real estate were $8.2 million and $859,000 for the years ended December 31, 2008 and 2007, respectively. The increase in other real estate expenses is primarily attributable to increased foreclosure activity and related property preservation related expenses. The balance of our other real estate properties increased to $91.5 million at December 31, 2008, from $11.2 million at December 31, 2007.

Other expense was $32.8 million and $39.3 million for the years ended December 31, 2008 and 2007, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The decrease in other expense was primarily attributable to:

➢
A decrease in charitable contributions expense of $5.4 million to $541,000 in 2008 from $5.9 million in 2007, primarily reflecting a decrease in charitable contributions made to a charitable foundation established by our Chairman and members of his immediate family, as further described in Note 19 to our consolidated financial statements; and

➢
A decrease in fraud losses, net of recoveries, of $5.1 million to $1.7 million in 2008 from $6.8 million in 2007, primarily attributable to a single fraud loss of $5.0 million incurred in 2007; partially offset by

➢	A litigation settlement of $750,000 recorded during the third quarter of 2008 pertaining to a matter initially brought against CFHI prior to our acquisition;

➢
An increase in overdraft losses, net of recoveries, of $1.2 million to $2.1 million in 2008 compared to $960,000 in 2007, primarily resulting from our overdraft privilege program that we fully implemented in 2008; and

➢
An increase in loan expenses of $2.3 million to $5.5 million in 2008 from $3.2 million in 2007, primarily associated with expenses related to our residential mortgage portfolio and attributable to declining asset quality throughout 2008.

Provision for Income Taxes.  The provision for income taxes was $18.3 million for the year ended December 31, 2008, compared to $37.3 million for the year ended December 31, 2007. The change in the provision for income taxes reflects the following:

➢	Our significantly reduced earnings in 2008, as compared to 2007;

➢
The recognition of a deferred tax asset valuation allowance of $158.9 million against our deferred tax assets during the fourth quarter of 2008, which had the effect of increasing our provision for income taxes by $144.8 million during the fourth quarter of 2008, as previously discussed;

➢	The reversal of a portion of our deferred tax asset valuation allowance which had the effect of reducing our provision for income taxes by $21.6 million during the third quarter of 2008; and

➢
The reversal of a portion of our deferred tax asset valuation allowance which had the effect of reducing the provision for income taxes by $10.7 million in 2007. This reversal was necessitated by a reduction in the allowance for loan losses allocated to certain loans acquired in 2004 as a result of final resolution of the loans through repayment, sale or other means.

Net Loss Attributable to Noncontrolling Interest in Subsidiaries. We recorded a net loss attributable to noncontrolling interest in subsidiaries of $1.2 million for the year ended December 31, 2009 associated with our noncontrolling interest in the net losses in FB Holdings and SBLS LLC, compared to net income of $78,000 in 2008 associated with net income in SBLS LLC. Noncontrolling interest in our subsidiaries is more fully described in Note 1 and Note 19 to our consolidated financial statements.

Loss from Discontinued Operations, Net of Tax. We recorded a loss from discontinued operations, net of tax, of $54.9 million for the year ended December 31, 2008, compared to a net loss of $49.6 million in 2008. The increase in the net loss in 2008 is primarily due to the establishment of a deferred tax asset valuation allowance as discussed above, which had the impact of increasing the income tax expense allocated to discontinued operations, partially offset by reductions in the pre-tax losses associated with Chicago and Texas in 2008. See Note 2 to our consolidated financial statement for further discussion of discontinued operations.

Interest Rate Risk Management

The maintenance of a satisfactory level of net interest income is a primary factor in our ability to achieve acceptable income levels. However, the maturity and repricing characteristics of our loan and investment portfolios may differ significantly from those within our deposit structure. The nature of the loan and deposit markets within which we operate, and our objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and the possibility of depositors withdrawing funds prior to stated maturity dates introduces divergent option characteristics that fluctuate as interest rates change. These factors cause various elements of our balance sheet to react in different manners and at different times relative to changes in interest rates, potentially leading to increases or decreases in net interest income over time. Depending upon the direction and magnitude of interest rate movements and their effect on the specific components of our balance sheet, the effects on net interest income can be substantial. Consequently, it is critical that we establish effective control over our exposure to changes in interest rates. We strive to manage our interest rate risk by:

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

The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Credit Officer, Executive Vice President of Retail Banking, Director of Risk Management and Audit and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 6.8% of net interest income, based on assets and liabilities at December 31, 2009. At December 31, 2009, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the increased level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2009, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$4,228,356	391,698	626,341	1,299,450	62,448	6,608,293
Investment securities	45,938	34,135	67,562	249,391	144,531	541,557
FHLB and FRB stock	65,076	—	—	—	—	65,076
Short-term investments	2,372,520	—	—	—	—	2,372,520
Total interest-earning assets	$6,711,890	425,833	693,903	1,548,841	206,979	9,587,446
Interest-bearing liabilities:
Interest-bearing demand deposits	$338,187	210,225	137,103	100,542	127,963	914,020
Money market deposits	1,979,057	—	—	—	—	1,979,057
Savings deposits	47,908	39,454	33,817	47,908	112,725	281,812
Time deposits	612,123	502,177	811,798	692,521	189	2,618,808
Other borrowings	147,494	100,000	100,000	420,000	—	767,494
Subordinated debentures	282,481	—	—	—	71,424	353,905
Total interest-bearing liabilities	3,407,250	851,856	1,082,718	1,260,971	312,301	6,915,096
Effect of interest rate swap agreements	(125,000)	—	—	125,000	—	—
Total interest-bearing liabilities after the effect of interest rate swap agreements	$3,282,250	851,856	1,082,718	1,385,971	312,301	6,915,096
Interest-sensitivity gap:
Periodic	$3,429,640	(426,023)	(388,815)	162,870	(105,322)	2,672,350
Cumulative	3,429,640	3,003,617	2,614,802	2,777,672	2,672,350
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	2.04	0.50	0.64	1.12	0.66	1.39
Cumulative	2.04	1.73	1.50	1.42	1.39

(1) Loans are presented net of unearned discount.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;

➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $2.67 billion, or 25.3% of our total assets, and $832.0 million, or 7.72% of our total assets, at December 31, 2009 and 2008, respectively. We were in an overall asset-sensitive position on a cumulative basis through the twelve-month time horizon of $2.61 billion, or 24.7% of our total assets, at December 31, 2009, compared to an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $120.4 million, or 1.12% of our total assets, at December 31, 2008.

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

The derivative financial instruments that we held as of December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009		2008
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap contracts	80,194	683	16,000	85
Interest rate lock commitments	36,000	369	48,700	831
Forward commitments to sell mortgage-backed securities	61,000	647	40,300	—
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

For the years ended December 31, 2009 and 2008, we realized net interest income of $12.5 million and $11.5 million, respectively, on our derivative financial instruments, whereas for the year ended December 31, 2007, we realized net interest expense of $3.1 million on our derivative financial instruments. The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans, and recorded a pre-tax gain of $20.8 million, in aggregate, which is being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010.

We recorded net losses on derivative instruments of $4.9 million for the year ended December 31, 2009, which are included in noninterest income in the consolidated statements of operations, in comparison to net gains on derivative instruments of $1.7 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively. The net loss on derivative instruments in 2009 was primarily attributable to a cumulative fair value adjustment of $4.6 million on interest rate swap agreements designated as cash flow hedges on our subordinated debentures that was reclassified from accumulated other comprehensive loss to net gain (loss) on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements, which was recorded as interest expense on subordinated debentures in the consolidated statements of operations, was recorded as a reduction of noninterest income effective August 2009. The net loss in 2009 was partially offset by income generated from the issuance of our customer interest rate swap agreements. The net gains on derivative instruments in 2008 and 2007 reflect changes in the value of our interest rate floor agreements. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program.

Our derivative financial instruments are more fully described in Note 5 to our consolidated financial statements.

Investment Securities

We classify the securities within our investment portfolio as available for sale or held to maturity. Our investment security portfolio consists primarily of securities designated as available for sale. Our investment security portfolio was $541.6 million at December 31, 2009, compared to $575.1 million and $978.7 million at December 31, 2008 and 2007, respectively.

The decrease in our investment securities portfolio in 2009 was primarily attributable to maturities and/or calls of investment securities of $671.5 million and sales of certain investment securities totaling $521.8 million. Throughout 2009, consistent with our Capital and Profit Improvement Plans, we sold certain available-for-sale securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments. We reinvested funds available from the maturities and sales of investment securities of approximately $1.13 billion in other available-for-sale investment securities and the remaining funds were primarily utilized to increase our short-term investments in anticipation of future significant cash outflows, primarily associated with the sale of our Chicago and Texas Regions.

We attribute the decrease in our investment securities portfolio in 2008 to: sales of investment securities of $417.4 million, and maturities and/or calls of investment securities of $359.4 million; partially offset by the reinvestment of funds available from maturities and sales of investment securities of approximately $398.2 million in higher-yielding securities. The remaining funds provided by maturities and/or calls and sales of investment securities were primarily invested in cash and cash equivalents and utilized to fund internal loan growth.

Additional information regarding our investment securities portfolio is more fully described in Note 3 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 92.8%, 92.8% and 89.4% of total interest income for the years ended December 31, 2009, 2008 and 2007, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant the resumption of interest accruals.

Loans, net of unearned discount, represented 62.4% of our assets as of December 31, 2009, compared to 79.7% of our assets at December 31, 2008. Loans, net of unearned discount, decreased $1.98 billion to $6.61 billion at December 31, 2009 from $8.59 billion at December 31, 2008. The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,692,922	25.8%	$2,575,505	30.1%	$2,382,067	27.0%	$1,934,912	26.0%	$1,619,822	24.1%
Real estate construction and development	1,052,922	16.0	1,572,212	18.4	2,141,234	24.3	1,832,504	24.6	1,564,255	23.3
Real estate mortgage:
One-to-four-family residential loans	1,279,166	19.5	1,553,366	18.1	1,602,575	18.2	1,270,158	17.0	1,214,121	18.1
Multi-family residential loans	223,044	3.4	220,404	2.6	177,246	2.0	141,341	1.9	143,663	2.2
Commercial real estate loans	2,269,372	34.6	2,562,598	30.0	2,431,464	27.5	2,203,649	29.5	2,112,004	31.5
Consumer and installment, net of unearned discount	48,183	0.7	70,170	0.8	85,519	1.0	72,877	1.0	56,588	0.8
Total loans, excluding loans held for sale	6,565,609	100.0%	8,554,255	100.0%	8,820,105	100.0%	7,455,441	100.0%	6,710,453	100.0%
Loans held for sale	42,684		38,720		66,079		216,327		315,134
Total loans	$6,608,293		$8,592,975		$8,886,184		$7,671,768		$7,025,587

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

The following table summarizes the composition of our loan portfolio by geographic region and/or subsidiary at December 31, 2009 and December 31, 2008:

	2009	2008
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$375,764	447,154
Florida	320,235	424,316
Northern California	844,526	1,048,154
Southern California	1,775,562	1,895,669
Chicago (1)	368,434	795,520
Missouri	1,365,168	1,694,690
Texas (1)	517,066	762,118
First Bank Business Capital, Inc. (2)	75,254	247,153
Northern and Southern Illinois	729,344	875,483
UPAC (2)	1,672	152,653
Other	235,268	250,065
Total	$6,608,293	8,592,975
_______________
(1)
The decreases during 2009 reflect the reclassification of $311.3 million and $103.4 million of our Chicago and Texas region loans, respectively, to discontinued operations at December 31, 2009, as further described below and in Note 2 to our consolidated financial statements.

(2)	The decreases during 2009 reflect the sale of $101.5 million and $141.3 million of our FBBC and UPAC loans, respectively, during the fourth quarter of 2009, as further described below.

Loans at December 31, 2009 mature as follows:

		Over One Year Through Five Years		Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,020,139	229,191	281,196	59,070	103,326	1,692,922
Real estate construction and development	794,450	17,394	220,728	872	19,478	1,052,922
Real estate mortgage:
One-to-four family residential loans	79,938	136,591	34,617	113,529	914,491	1,279,166
Multi-family residential loans	97,708	54,564	33,736	19,194	17,842	223,044
Commercial real estate loans	611,024	743,459	321,451	319,430	274,008	2,269,372
Consumer and installment, net of unearned discount	15,982	27,306	2,923	1,699	273	48,183
Loans held for sale	42,684	—	—	—	—	42,684
Total loans	$2,661,925	1,208,505	894,651	513,794	1,329,418	6,608,293

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

The following table summarizes the components of changes in our loan portfolio, net of unearned discount, for the five years ended December 31, 2009:

	Increase (Decrease) For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars expressed in thousands)

Internal loan volume (decrease) increase:
Commercial lending	$(735,548)	74,248	748,423	178,232	233,022
Residential real estate lending (1)	(138,086)	14,690	8,428	413,960	485,041
Consumer lending, net of unearned discount	(19,664)	(13,483)	3,766	14,717	3,675
Loans provided by acquisitions	—	—	693,495	545,106	209,621
Loans and leases sold	(308,034)	(37,643)	(72,166)	(344,687)	(14,337)
Loans transferred to assets held for sale	(14,382)	—	—	—	—
Loans transferred to discontinued operations	(416,245)	—	—	—	—
Loans charged-off	(352,723)	(331,021)	(65,494)	(22,203)	(33,123)
Securitization of loans	—	—	(102,036)	(138,944)	—
Total (decrease) increase	$(1,984,682)	(293,209)	1,214,416	646,181	883,899
_______________________
(1)	Includes loans held for sale.

We attribute the net decrease in our loan portfolio in 2009 primarily to:

➢
A decrease of $882.6 million in our commercial, financial and agricultural portfolio, reflecting the reclassification of $77.6 million and $57.1 million of certain of our Chicago and Texas region loans, respectively, to assets of discontinued operations at December 31, 2009, sales of $141.3 million, $101.5 million and $64.4 million of loans in our premium finance subsidiary, asset based lending subsidiary and restaurant franchise loans, respectively, during the fourth quarter of 2009, loan charge-offs of $104.6 million, as further discussed below, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $519.3 million in our real estate construction and development portfolio primarily attributable to loan charge-offs of $122.3 million, transfers to other real estate and other loan activity, including transfers of loans from real estate construction and development to commercial and multi-family residential real estate upon completion of the construction of the underlying projects related to such loans. The following table summarizes the composition of our real estate construction and development portfolio by region as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(dollars expressed in thousands)

Northern California	$100,543	234,942
Southern California	435,051	504,354
Chicago	115,141	185,054
Missouri	152,736	230,254
Texas	185,084	283,993
Florida	12,792	37,242
Other	51,575	96,373
Total	$1,052,922	1,572,212

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio, in particular Northern and Southern California, Chicago, Missouri and Florida. As a result of the asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.09 billion, or 50.8%, from $2.14 billion at December 31, 2007 to $1.05 billion at December 31, 2009. Of the remaining portfolio balance of $1.05 billion, $407.1 million, or 38.7%, of loans were in a nonperforming status as of December 31, 2009, as further discussed below;

➢
A decrease of $274.2 million in our one-to-four family residential real estate loan portfolio primarily attributable to charge-offs of $83.6 million, the reclassification of $6.8 million and $3.8 million of certain of our Chicago and Texas region loans, respectively, to assets of discontinued operations at December 31, 2009, transfers to other real estate and principal payments. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(dollars expressed in thousands)

One-to-four family residential real estate:
Non-Mortgage Division portfolio	$332,653	455,545
Mortgage Division portfolio, excluding Florida	340,201	427,821
Florida portfolio	179,985	239,906
Home equity portfolio	426,327	430,094
Total	$1,279,166	1,553,366

Our Non-Mortgage Division portfolio consists of prime mortgage loans originated to customers from our retail branch banking network. As of December 31, 2009, approximately $13.5 million, or 4.1%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $122.9 million, or 27.0%, during 2009 is primarily attributable to prepayments associated with the mortgage refinance environment throughout 2009 and the reclassification of $6.8 million and $3.8 million of certain of our Chicago and Texas region loans, respectively, to assets of discontinued operations at December 31, 2009.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. We continue to experience significant distress within this portfolio of loans and recorded loan charge-offs of $41.1 million on this portfolio during 2009. As of December 31, 2009, approximately $81.3 million, or 23.9%, of this portfolio is considered nonperforming, consisting of restructured loans of $17.7 million and nonaccrual loans of $63.7 million.

Our Florida portfolio was acquired in the CFHI acquisition and consists primarily of prime and Alt A mortgage loans. We incurred net charge-offs of $27.5 million on this portfolio in 2009. As of December 31, 2009, approximately $38.7 million, or 21.5%, of this portfolio is considered nonperforming, consisting of restructured loans of $7.9 million and nonaccrual loans of $30.8 million.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. As of December 31, 2009, approximately 1.0% of this portfolio is on nonaccrual status;

➢
A decrease of $293.2 million in our commercial real estate portfolio primarily attributable to the reclassification of $189.0 million and $36.0 million of certain of our Chicago and Texas region loans, respectively, to assets of discontinued operations at December 31, 2009, loan charge-offs of $40.3 million and our efforts to reduce our exposure to commercial real estate in the current economic environment, partially offset by transfers of loans from real estate construction and development to commercial real estate upon completion of the construction and development and to multi-family residential real estate upon completion of the construction of the underlying projects related to such loans; and

➢
A decrease of $22.0 million in our consumer and installment portfolio, net of unearned discount, reflecting the reclassification of $2.7 million and $615,000 of certain of our Chicago and Texas region loans, respectively, to assets of discontinued operations at December 31, 2009, loan charge-offs of $1.4 million, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets.

These decreases were partially offset by:

➢
An increase of $2.6 million in our multi-family residential real estate portfolio primarily attributable to transfers of loans from real estate construction and development to multi-family residential real estate upon completion of the construction of the underlying projects related to such loans, partially offset by the reclassification of $5.5 million and $1.1 million of certain of our Chicago and Texas region loans, respectively, to assets of discontinued operations at December 31, 2009; and

➢	An increase of $4.0 million in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales in the secondary mortgage and small business markets.

We attribute the net decrease in our loan portfolio in 2008 primarily to:

➢	A decrease of $569.0 million in our real estate construction and development portfolio primarily attributable to loan charge-offs of $236.7 million, transfers to other real estate and payments;

➢
A decrease of $49.2 million in our one-to-four family residential real estate loan portfolio primarily attributable to charge-offs of $67.2 million, transfers to other real estate, payments and the sale of approximately $24.0 million of one-to-four family residential real estate loans in April 2008, partially offset by an increase in our home equity loan portfolio of $81.2 million; and

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

➢	An increase of $43.2 million in our multi-family residential real estate portfolio attributable to internal loan production growth; and

➢	An increase of $131.1 million in our commercial real estate loan portfolio primarily due to internal loan production growth.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:

	December 31,
	2009	2008	2007	2006	2005
	(dollars expressed in thousands)

Commercial, financial and agricultural:
Nonaccrual	$41,408	40,647	5,916	9,879	4,948
Restructured terms	18,864	—	—	—	—
Real estate construction and development:
Nonaccrual	407,077	270,444	151,812	13,344	11,137
Real estate mortgage:
One-to-four family residential loans:
Nonaccrual	112,236	83,140	32,931	18,885	9,576
Restructured terms	25,558	24,641	7	9	10
Multi-family residential loans:
Nonaccrual	14,734	545	—	272	740
Commercial real estate loans:
Nonaccrual	115,312	23,009	11,294	6,260	70,625
Consumer and installment:
Nonaccrual	337	—	263	81	160
Total nonperforming loans	735,526	442,426	202,223	48,730	97,196
Other real estate	125,226	91,524	11,225	6,433	2,025
Total nonperforming assets	$860,752	533,950	213,448	55,163	99,221

Loans, net of unearned discount	$6,608,293	8,592,975	8,886,184	7,671,768	7,025,587

Loans past due 90 days or more and still accruing	$3,807	7,094	26,753	5,653	5,576

Ratio of:
Allowance for loan losses to loans	4.03%	2.56%	1.89%	1.90%	1.93%
Nonperforming loans to loans	11.13	5.15	2.28	0.64	1.38
Allowance for loan losses to nonperforming loans	36.23	49.77	83.27	299.05	139.23
Nonperforming assets to loans and other real estate	12.78	6.15	2.40	0.72	1.41

Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $735.5 million, $442.4 million and $202.2 million at December 31, 2009, 2008 and 2007, respectively. Other real estate owned was $125.2 million, $91.5 million and $11.2 million at December 31, 2009, 2008 and 2007, respectively. Our nonperforming assets, consisting of nonperforming loans and other real estate owned, were $860.8 million, $534.0 million and $213.4 million at December 31, 2009, 2008 and 2007, respectively. Our nonperforming assets at December 31, 2009 included $12.7 million of nonaccrual loans and $43.6 million of other real estate owned, or $56.3 million of nonperforming assets, in aggregate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an affiliated entity. As such, FCA owned approximately 6.5% of our nonperforming assets at December 31, 2009.

Nonperforming assets at December 31, 2009 increased $326.8 million, or 61.2%, from nonperforming assets at December 31, 2008. We attribute the $326.8 million net increase in our nonperforming assets during the year ended December 31, 2009 to the following:

➢	An increase in nonaccrual loans of $761,000 in our commercial, financial and agricultural portfolio. At December 31, 2009, approximately 2.4% of this portfolio is on nonaccrual status;

➢
An increase in commercial, financial and agricultural restructured loans to $18.9 million at December 31, 2009 due to a single credit relationship in our FBBC subsidiary that was considered a troubled debt restructuring. There were no restructured loans in this portfolio as of December 31, 2008;

➢
An increase in nonaccrual loans of $136.6 million in our real estate construction and development loan portfolio driven by asset quality deterioration within this portfolio, including loans with an aggregate balance of $116.9 million to a single borrower in addition to a single loan of $63.8 million to a separate borrower being placed on nonaccrual status in our Southern California region during 2009, partially offset by charge-offs of $122.3 million and transfers to other real estate. We continue to experience deterioration in our real estate construction and development portfolio as a result of weak economic conditions and significant declines in real estate values and we expect these trends to continue until market conditions stabilize, both on a nationwide basis and in our primary market areas;

➢
An increase in nonaccrual loans of $29.1 million in our one-to-four family residential real estate loan portfolio primarily driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our one-to-four family residential nonaccrual loans in our Mortgage Banking division, excluding Florida, increased $25.2 million, from $38.5 million at December 31, 2008 to $63.7 million at December 31, 2009. Our one-to-four family residential nonaccrual loans in our Florida region increased $109,000, from $30.7 million at December 31, 2008 to $30.8 million at December 31, 2009. The remaining increase of $3.8 million occurred in our Non-Mortgage division portfolio;

➢
An increase in one-to-four family restructured loans of $917,000 to $25.6 million at December 31, 2009, consisting of total restructured loans of $32.2 million, partially offset by $6.7 million of restructured loans classified as nonaccrual in the one-to-four family residential real estate loan category. Restructured loans (not classified as nonaccrual) within our Mortgage Banking division and Florida region were $17.7 million and $7.9 million, respectively, at December 31, 2009. Throughout 2008 and 2009, certain one-to-four family residential mortgage loans in our Florida region and Mortgage Banking division, primarily located in California, were restructured, whereby the contractual interest rate was reduced over a certain time period due to concentrated efforts to work with borrowers to facilitate appropriate loan terms in light of ongoing market conditions and individual borrower circumstances. As of December 31, 2009, we had total one-to-four family restructured loans of $32.2 million, of which $6.7 million, or 20.7%, were on nonaccrual status and $3.5 million, or 11.0%, were delinquent. As such, 31.7% of our restructured loans within this loan portfolio segment were delinquent or on nonaccrual status at December 31, 2009. As further described under “Business —Strategy,” we are also participating in HAMP where deemed economically advantageous to our borrowers and us. We expect the first modifications under HAMP to be completed in the first quarter of 2010 and accelerate throughout the remainder of 2010;

➢
An increase in nonaccrual loans of $14.2 million in our multi-family residential loan portfolio primarily driven by continued weak economic conditions and significant declines in real estate values. At December 31, 2009, approximately 6.6% of this portfolio is on nonaccrual status;

➢
An increase in nonaccrual loans of $92.3 million in our commercial real estate portfolio primarily driven by continued weak economic conditions and significant declines in real estate values. At December 31, 2009, approximately 5.1% of this portfolio is on nonaccrual status. Our commercial real estate portfolio of $2.27 billion is approximately 50.5% owner occupied and 49.5% non-owner occupied at December 31, 2009, and approximately 3.9% and 6.5% of our owner occupied and non-owner occupied commercial real estate portfolio, respectively, is on nonaccrual status at December 31, 2009; and

➢
An increase in other real estate of $33.7 million primarily driven by foreclosures of real estate construction and development loans throughout 2009, partially offset by write-downs of other real estate of $37.4 million during 2009 attributable to declining real estate values and sales of other real estate properties of $66.7 million.

We attribute the $320.5 million net increase in our nonperforming assets during the year ended December 31, 2008 to the following:

➢
An increase in nonaccrual loans of $118.6 million in our real estate construction and development loan portfolio primarily resulting from an overall increase in nonaccrual loans throughout our markets, as demonstrated in the table above, partially offset by net loan charge-offs of $236.7 million and transfers to other real estate;

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

➢	An increase in nonaccrual loans of $34.7 million in our commercial, financial and agricultural portfolio primarily driven by a single credit in our FBBC subsidiary of $24.5 million; and

➢	An increase in other real estate of $80.3 million primarily driven by foreclosures of real estate construction and development loans.

We expect the declining and unstable market conditions associated with our one-to-four family residential mortgage portfolio, our real estate construction and development portfolio and our commercial real estate portfolio to continue, which will likely continue to impact the overall level of our nonperforming loans, loan charge-offs and provision for loan losses and other real estate balances associated with these segments of our loan portfolio.

The following table summarizes the composition of our nonperforming assets by region / business segment at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$88,435	67,592
Florida	68,667	81,303
Northern California	63,528	104,865
Southern California	265,794	81,767
Chicago	119,436	52,058
Missouri	112,837	62,604
Texas	78,389	37,844
First Bank Business Capital, Inc.	21,954	24,501
Northern and Southern Illinois	21,807	11,754
Other	19,905	9,662
Total nonperforming assets	$860,752	533,950

The decrease in the Florida and Northern California regions is primarily due to charge-offs of real estate construction and development loans and sales and write-downs of other real estate throughout 2009. The increase in the Southern California region is primarily attributable to loans with an aggregate balance of $116.9 million to a single borrower in addition to a $63.8 million single loan to a separate borrower being placed on nonaccrual status during 2009. The increase in the Chicago and Missouri regions is primarily due to increases in nonaccrual real estate construction and development and commercial real estate loans throughout 2009. The increase in the Texas region is primarily due to increases in nonaccrual construction and development and commercial and industrial loans throughout 2009.

Loans past due 90 days or more and still accruing interest were $3.8 million and $7.1 million at December 31, 2009 and 2008, respectively. Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status.

Potential Problem Loans. As of December 31, 2009 and 2008, $323.7 million and $224.1 million, respectively, of loans not included in the nonperforming assets table above were identified by management as having potential credit problems, or potential problem loans. The following table presents the categories of potential problem loans as of December 31, 2009 and 2008:

	2009	2008
	(dollars expressed in thousands)

Commercial, financial and agricultural	$98,841	67,164
Real estate construction and development	134,939	99,207
Real estate mortgage:
One-to-four family residential	2,699	1,398
Multi-family residential	11,085	12,810
Commercial real estate	76,160	43,473
Total potential problem loans	$323,724	224,052

The increase in the level of potential problem loans during 2009 reflects continued weak economic conditions in the nationwide housing markets, increasing unemployment rates and ongoing significant declines in real estate values in all of our markets.

The following table summarizes the composition of our potential problem loans by region / business segment at December 31, 2009 and 2008:

	2009	2008
	(dollars expressed in thousands)

Florida	$2,414	2,790
Northern California	62,002	36,450
Southern California	68,256	11,653
Chicago	21,197	11,757
Missouri	114,665	75,318
Texas	24,947	44,071
First Bank Business Capital, Inc.	—	7,914
Northern and Southern Illinois	20,094	28,436
Other	10,149	5,663
Total potential problem loans	$323,724	224,052

We have experienced significant increases in potential problem loans in Northern and Southern California, Chicago and Missouri as a result of continued weak economic conditions in the nationwide housing markets, increasing unemployment rates and ongoing significant declines in real estate values in these markets. The decline in potential problem loans in Texas, FBBC and Northern and Southern Illinois is primarily due to migration to nonperforming status during 2009.

Our credit risk management policies and procedures, as further described under “—Allowance for Loan Losses,” focus on identifying potential problem loans. Potential problem loans may be identified by the assigned lender, the credit administration department or the internal credit review department. Specifically, the originating loan officers have primary responsibility for monitoring and overseeing their respective credit relationships, including, but not limited to: (a) periodic reviews of financial statements; (b) periodic site visits to inspect and evaluate loan collateral; (c) ongoing communication with primary borrower representatives; and (d) appropriately monitoring and adjusting the risk rating of the respective credit relationships should ongoing conditions or circumstances associated with the relationship warrant such adjustments. In addition, in the current severely weakened economic environment, our credit administration department and our internal credit review department are reviewing all loans with credit exposure over certain thresholds in loan portfolio segments in which we, or other financial institutions, have experienced significant loan charge-offs, such as real estate construction and development and one-to-four family residential real estate loans, and on loan portfolio segments that appear to be most likely to generate additional loan charge-offs in the future, such as commercial real estate. We include adversely rated credits, including potential problem loans, on our monthly loan watch list. Loans on our watch list require regular detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with internal credit review and credit administration staff members that are generally conducted on a quarterly basis. The primary purpose of these meetings is to closely monitor these loan relationships and further develop, modify and oversee appropriate action plans with respect to the ultimate and timely resolution of the individual loan relationships.

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

Potential problem loans are regularly evaluated for impaired loan status by lenders, the credit administration department and the internal credit review department. When management makes the determination that a loan should be considered impaired, an initial specific reserve is allocated to the impaired loan, if necessary, until the loan is charged down to the appraised value of the underlying collateral, typically within 30 to 90 days of becoming impaired. In the current economic environment, management typically utilizes appraisals performed no earlier than 180 days prior to the charge-off, and in most cases, appraisals utilized are dated within 60 days of the charge-off. As such, management typically addresses collateral shortfalls through charge-offs as opposed to recording specific reserves on individual loans. Once a loan is charged down to the appraised value of the underlying collateral, management regularly monitors the carrying value of the loan for any additional deterioration and records additional reserves or charge-offs as necessary. As a general guideline, management orders new appraisals on any impaired loan or other real estate property in which the most recent appraisal is more than 18 months old; however, management also orders new appraisals on impaired loans or other real estate properties in the event circumstances, such as a rapid change in market conditions in a particular region, change.

We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

Allowance for Loan Losses. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 4.03%, 2.56% and 1.89% at December 31, 2009, 2008 and 2007, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 36.23%, 49.77% and 83.27% at December 31, 2009, 2008 and 2007, respectively. Our allowance for loan losses increased to $266.4 million at December 31, 2009, compared to $220.2 million and $168.4 million at December 31, 2008 and 2007, respectively.

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

➢	An increase in historical loss ratios used to determine estimated credit losses by loan type as a result of an increase in recent charge-off experience;

➢
The increase in our nonperforming loans. Our nonperforming loans have significantly increased which has generally resulted in a higher allowance for loan losses being specifically applied to these loans; and

➢
An increase in the allowance for loan losses allocation related to our qualitative and environmental factors utilized in our allowance for loan losses calculation resulting from continued asset quality deterioration, declining real estate values, current economic conditions and other factors, including industry data.

During the same time period, our allowance for loan losses as a percentage of nonperforming loans has declined. We record charge-offs on nonperforming loans typically within 30 to 90 days of the credit relationship reaching nonperforming loan status. We measure impairment and the resulting charge-off amount based primarily on third party appraisals. As such, rather than carrying specific reserves on nonperforming loans, which would have the effect of increasing the allowance for loan losses as a percentage of nonperforming loans, we generally recognize a loan loss through a charge to the allowance for loan losses once the credit relationship reaches nonperforming loan status, which has the effect of reducing the allowance for loan losses as a percentage of nonperforming loans.

The following table is a summary of the changes in the allowance for loan losses for the five years ended December 31, 2009:

	As of or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars expressed in thousands)

Allowance for loan losses, beginning of year	$220,214	168,391	145,729	135,330	150,707
Acquired allowances for loan losses	—	—	14,425	5,208	1,989
Allowance for loan losses allocated to loans sold	(4,725)	—	—	—	—
	215,489	168,391	160,154	140,538	152,696

Loans charged-off:
Commercial, financial and agricultural	(104,648)	(21,931)	(13,212)	(7,512)	(10,991)
Real estate construction and development	(122,303)	(236,715)	(15,203)	(6,202)	(7,838)
Real estate mortgage:
One-to-four family residential loans	(83,646)	(67,246)	(31,849)	(3,779)	(3,399)
Multi-family residential loans	(508)	(19)	(76)	(241)	—
Commercial real estate loans	(40,255)	(3,244)	(3,764)	(3,635)	(9,699)
Consumer and installment	(1,363)	(1,866)	(1,390)	(834)	(1,196)
Total	(352,723)	(331,021)	(65,494)	(22,203)	(33,123)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,983	7,226	5,176	5,968	12,303
Real estate construction and development	2,065	5,705	307	1,661	1,963
Real estate mortgage:
One-to-four family residential loans	3,531	1,180	864	1,066	1,953
Multi-family residential loans	5	5	9	—	—
Commercial real estate loans	5,843	401	1,588	6,048	2,901
Consumer and installment	255	327	731	651	637
Total	13,682	14,844	8,675	15,394	19,757
Net loans charged-off	(339,041)	(316,177)	(56,819)	(6,809)	(13,366)
Provision for loan losses	390,000	368,000	65,056	12,000	(4,000)
Allowance for loan losses, end of year	$266,448	220,214	168,391	145,729	135,330

Loans outstanding, net of unearned discount:
Average	$7,551,574	8,467,418	7,725,597	7,273,017	6,374,178
End of year	6,608,293	8,592,975	8,886,184	7,671,768	7,025,587
End of year, excluding loans held for sale	6,565,609	8,554,255	8,820,105	7,455,441	6,710,453

Ratio of allowance for loan losses to loans outstanding:
Average	3.53%	2.60%	2.18%	2.00%	2.12%
End of year	4.03	2.56	1.89	1.90	1.93
End of year, excluding loans held for sale	4.06	2.57	1.91	1.95	2.02
Ratio of net charge-offs to average loans outstanding	4.49	3.73	0.74	0.09	0.21
Ratio of current year recoveries to preceding year’s charge-offs	4.13	22.66	39.07	46.48	39.01

Our net loan charge-offs were $339.0 million, $316.2 million and $56.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our net loan charge-offs as a percentage of average loans were 4.49%, 3.73%, and 0.74% for the years ended December 31, 2009, 2008 and 2007, respectively.

We attribute the net increase in our net loan charge-offs in 2009 to the following:

➢
An increase in net loan charge-offs of $88.0 million associated with our commercial, financial and agricultural portfolio to $102.7 million in 2009, compared to $14.7 million in 2008, reflecting declining market conditions within certain sectors of this portfolio in 2009. Specifically in this portfolio, we recorded $18.5 million in aggregate loan charge-offs on a single credit in our FBBC subsidiary during 2009, as well as a $10.7 million loan charge-off on a single credit in our Northern California region that went on nonaccrual status during 2009, and $30.0 million in aggregate loan charge-offs on a single credit in our Southern California region that went on nonaccrual status during 2009;

➢
An increase in net loan charge-offs of $14.0 million associated with our one-to-four family residential loan portfolio to $80.1 million in 2009, compared to $66.1 million in 2008. These net loan charge-offs primarily consist of $41.1 million associated with our one-to-four family residential mortgage portfolio generated by our Mortgage Division, excluding Florida, compared to $43.0 million in 2008, and $27.5 million associated with our Florida one-to-four family residential portfolio, compared to $11.1 million in 2008; and

➢
An increase in net loan charge-offs of $31.6 million associated with our commercial real estate portfolio to $34.4 million in 2009, compared to $2.8 million in 2008, reflecting declining market conditions in commercial real estate, in particular our non-owner occupied commercial real estate portfolio; partially offset by

➢
A decrease in net loan charge-offs of $110.8 million associated with our real estate construction and development portfolio to $120.2 million in 2009, compared to $231.0 million in 2008. While the volume of net charge-offs within this portfolio decreased during 2009, we continue to experience significant distress and drastically declining market conditions throughout our market areas, resulting in increased developer inventories, slower lot and home sales and significantly declining real estate values.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business unit for the years ended December 31, 2009 and 2008:

	For the Years Ended
	December 31,
	2009	2008
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$41,059	43,022
Florida	46,118	37,476
Northern California	47,833	126,742
Southern California	83,135	35,417
Chicago	52,238	23,360
Missouri	20,035	30,814
Texas	10,755	9,496
First Bank Business Capital, Inc.	21,519	(281)
Northern and Southern Illinois	5,065	2,635
Other	11,284	7,496
Total net loan charge-offs	$339,041	316,177

As shown in the preceding table, while our net loan charge-offs in our Northern California region have declined considerably in 2009 as compared to 2008, other regions / business units have experienced significantly higher net loan charge-offs, particularly Southern California, Chicago and FBBC.

We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the severely weakened economic environment that has directly impacted and continues to impact many of our market segments. Specifically, we continue to focus on loan portfolio segments in which we have experienced significant loan charge-offs, such as real estate construction and development and one-to-four family residential, and on loan portfolio segments that could generate additional loan charge-offs in the future, such as commercial real estate and commercial and industrial. We consider these factors in our overall assessment of the adequacy of our allowance for loan losses.

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

The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system augmented by historical loss data by loan type and other qualitative analysis. Consequently, the distribution of the allowance will change from period to period due to the following factors:

➢	Changes in the aggregate loan balances by loan category;

➢
Changes in the identified risk in individual loans in our loan portfolio over time, excluding those homogeneous categories of loans such as consumer and installment loans and residential real estate mortgage loans for which risk ratings are changed based on payment performance;

➢	Changes in historical loss data as a result of recent charge-off experience by loan type; and

➢
Changes in qualitative factors such as changes in economic conditions, the volume of nonaccrual and potential problem loans by loan category and geographical location and changes in the value of the underlying collateral for collateral-dependent loans.

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2009:

	2009		2008		2007		2006		2005
	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans
	(dollars expressed in thousands)

Commercial, financial and agricultural	$42,533	25.62	$56,592	29.97%	$41,513	26.81%	$48,060	25.22%	$39,560	23.05%
Real estate construction and development	90,006	15.93	72,840	18.30	67,034	24.10	40,410	23.89	32,638	22.27
Real estate mortgage:
One-to-four family residential loans	78,593	19.36	37,742	18.08	16,312	18.03	13,308	16.56	10,526	17.28
Multi-family residential loans	5,108	3.38	4,243	2.56	2,983	2.00	95	1.84	67	2.04
Commercial real estate loans	49,189	34.34	47,663	29.82	39,634	27.36	41,833	28.72	51,199	30.06
Consumer and installment	1,019	0.73	342	0.82	835	0.96	1,035	0.95	757	0.81
Loans held for sale	—	0.64	792	0.45	80	0.74	988	2.82	583	4.49
Total	$266,448	100.00%	$220,214	100.00%	$168,391	100.00%	$145,729	100.00%	$135,330	100.00%

A summary of the allowance for loan losses to loans by category as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008

Commercial, financial and agricultural	2.51%	2.20%
Real estate construction and development	8.55	4.63
Real estate mortgage:
One-to-four family residential loans	6.14	2.43
Multi-family residential loans	2.29	1.93
Commercial real estate loans	2.17	1.86
Consumer and installment	2.11	0.49
Loans held for sale	—	2.05
Total	4.03	2.56

As demonstrated in the above table, the allowance for loan losses as a percentage of loans by category has increased for all categories with the exception of loans held for sale. The significant increase in the allocation percentages for real estate construction and development and one-to-four family residential is primarily reflective of increases in historical loss data as a result of recent charge-off experience and changes in qualitative factors such as changes in economic conditions, the volume of nonaccrual and potential problem loans and changes in the value of the underlying collateral for collateral-dependent loans. The increase in the allocation percentages for commercial, financial and agricultural, multi-family residential, commercial real estate and consumer and installment is also reflective of increasing historical loss data as a result of recent charge-off experience and changes in certain qualitative factors. The decrease in the allocation percentage for loans held for sale is primarily due to a change in the mix of the composition of loans held for sale. In previous periods, small business loans represented a larger percentage of the balance. At December 31, 2009, no allowance for loan losses allocation was needed due to all loans being carried at lower of cost or market.

Deposits

Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

The following table sets forth the distribution of our average deposit accounts for the years ended December 31, 2009, 2008 and 2007, and the weighted average interest rates on each category of deposits:

	Year Ended December 31,
	2009			2008			2007
	Amount	Percent of Deposits	Rate	Amount	Percent of Deposits	Rate	Amount	Percent of Deposits	Rate
	(dollars expressed in thousands)

Noninterest-bearing demand deposits	$1,155,045	16.5	—%	$1,045,264	14.8%	—%	$1,037,514	15.4%	—%
Interest-bearing demand deposits	873,747	12.5	0.19	869,710	12.3	0.55	845,857	12.6	0.84
Savings and money market deposits	2,311,600	33.1	1.05	2,292,470	32.4	2.06	2,085,753	31.0	2.98
Time deposits	2,647,986	37.9	2.91	2,862,973	40.5	3.77	2,752,781	41.0	4.72
Total average deposits	$6,988,378	100.0%		$7,070,417	100.0%		$6,721,905	100.0%

Capital and Dividends

On December 31, 2008, First Banks issued: (a) 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share; and (b) 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share, to the U.S. Treasury pursuant to First Banks’ participation in the CPP program, as further described in “Item 1 —Business – Ownership Structure” and in Note 18 to our consolidated financial statements. The Class C and Class D cumulative perpetual preferred stock qualify as Tier 1 capital. Dividends on our Class C and Class D cumulative perpetual preferred stock, which currently carry annual dividend rates of 5.00% and 9.00%, respectively, were payable quarterly, beginning in February 2009.

The redemption of any of our preferred stock requires the prior approval of the Federal Reserve. As previously discussed under “Item 1 —Supervision and Regulation – Regulatory Matters,” under the terms of an Agreement with the FRB, we have agreed, among other things, not to declare and pay any dividends on our common or preferred stock or to make any distributions of interest, or other sums, on our trust preferred securities without the prior approval of the FRB.

On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated notes relating to First Banks’ $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 18 to the consolidated financial statements. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009.

Prior to August 10, 2009, we declared and paid $6.0 million of dividend payments on our Class C and Class D Preferred Stock. We subsequently declared and deferred an additional $8.0 million of regularly scheduled dividend payments on our Class C and Class D Preferred Stock and, in conjunction with these deferred dividend payments, we also declared and accrued an additional $109,000 of cumulative dividends on our deferred dividend payments for the year ended December 31, 2009.

Effective August 10, 2009, we also suspended the declaration of dividends on our Class A Convertible, Adjustable Rate Preferred Stock and our Class B Adjustable Rate Preferred Stock. Prior to that time, we declared and paid relatively small dividends on our Class A and Class B preferred stock, totaling $328,000, $786,000 and $786,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, we were categorized as “undercapitalized,” and First Bank was categorized as “well capitalized,” as defined in regulations adopted pursuant to the FDIC Improvement Act of 1991. As of December 31, 2008, First Bank and we were “well capitalized,” as defined in regulations adopted pursuant to the FDIC Improvement Act of 1991. First Bank’s and our actual and required capital ratios are further described in Note 21 to our consolidated financial statements. As further described in Note 21 to our consolidated financial statements, at December 31, 2009, First Bank’s Tier 1 capital ratio was 9.11%, or approximately $159.6 million over the minimum level required under the terms of the informal agreement with the MDOF. As previously discussed under “Item 1 —Business – Recent Developments,” we believe the successful completion of our Capital Plan, which was initiated in 2008 to, among other things, preserve our risk-based capital in the current and continuing economic downturn, would substantially improve our capital position; however, the successful completion of all or any portion of our Capital Plan is not assured, and no assurance can be made that we will be able to successfully complete all, or any portion of our Capital Plan, or that our Capital Plan will not be materially modified in the future.

As of December 31, 2009, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our consolidated financial statements, the sole assets of the statutory and business trusts are our subordinated debentures.

A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2009, is as follows:

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

For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 and Tier 2 capital. Because of these limitations, as of December 31, 2009, $204.5 million of trust preferred securities were not eligible for inclusion in our Tier 1 capital. All of the $204.5 million not eligible for inclusion in our Tier 1 capital was eligible for inclusion in our Tier 2 capital. Effective March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of specified core capital elements, as further described in Note 21 to our consolidated financial statements. As such, $263.8 million and $108.3 million of our trust preferred securities would not be eligible for inclusion in our Tier 1 capital and Tier 2 capital, respectively, if the final rules effective in March 2011 were implemented as of December 31, 2009.

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, including certificates issued through the CDARS program, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the FHLB, the FRB and other borrowings. The aggregate funds acquired from these sources were $1.70 billion and $1.83 billion at December 31, 2009 and 2008, respectively.

The following table presents the maturity structure of these other sources of funds, which consist of certificates of deposit of $100,000 or more and other borrowings, at December 31, 2009:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)

Three months or less	$216,135	47,494	263,629
Over three months through six months	186,478	100,000	286,478
Over six months through twelve months	287,088	100,000	387,088
Over twelve months	241,450	520,000	761,450
Total	$931,151	767,494	1,698,645

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB, and First Bank did not have any FRB borrowings outstanding at December 31, 2009. First Bank had FRB borrowings outstanding of $100.0 million at December 31, 2008, as further discussed below.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $353.1 million and $911.1 million at December 31, 2009 and 2008, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. We had FHLB advances outstanding of $600.0 million and $200.7 million at December 31, 2009 and 2008, respectively. Standby letters of credit issued by the FHLB on First Bank’s behalf were $81.1 million and $127.1 million at December 31, 2009 and 2008, respectively.

During 2008, First Bank entered into four $100.0 million FHLB advances with maturities of November 2008, January 2009, February 2009 and July 2009 to increase our liquidity in light of uncertain market conditions and increased loan funding needs. In September 2008, we prepaid the $100.0 million FHLB advance that was scheduled to mature in November 2008 and incurred a prepayment penalty of $3,000. In November 2008, we prepaid the $100.0 million FHLB advance that was scheduled to mature in January 2009 and incurred a prepayment penalty of $117,000. We replaced this higher rate FHLB advance with a borrowing of $100.0 million from the FRB with a substantially lower interest rate.

During the first quarter of 2009, funds available from short-term investments were utilized to repay $200.0 million of FHLB advances and the $100.0 million FRB borrowing. In April 2009, we entered into two $100.0 million FHLB advances that mature in April 2010 and April 2011 at fixed interest rates of 1.69% and 1.77%, respectively. We entered into the following FHLB advances during the third quarter of 2009: two $100.0 million FHLB advances in July 2009 that mature in July 2010 and July 2011 at fixed interest rates of 0.85% and 1.49%, respectively; a $100.0 million FHLB advance in August 2009 that matures in August 2012 at a fixed interest rate of 2.20%; and a $100.0 million FHLB advance in September 2009 that matures in September 2016, with a variable interest rate of 0.20% in effect as of December 31, 2009.

First Banks had a borrowing relationship with its affiliated entity, Investors of America, LP, which provided for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. This borrowing relationship matured on June 30, 2009, as further described in Note 11 and Note 19 to our consolidated financial statements. First Banks did not have any balances outstanding on this borrowing arrangement at maturity on June 30, 2009 or December 31, 2008. The Company is currently required to obtain prior approval from the FRB prior to incurring additional debt obligations, in accordance with the provisions of the informal agreements, as further described under “—Supervision and Review – Regulatory Matters.”

Cash and cash equivalents increased $1.67 billion to $2.52 billion at December 31, 2009, compared to $842.3 million at December 31, 2008. Our loan-to-deposit ratio decreased to 93.5% at December 31, 2009 from 98.3% at December 31, 2008. We supplemented our overall liquidity position during 2009 in anticipation of the expected completion of certain transactions during the first and second quarters of 2010 associated with our Capital Plan, as further described under “—Business – Recent Developments.” These transactions required and will require significant cash outlays upon consummation. The actions we have taken to supplement our overall liquidity position during 2009 included, but were not limited to, the following:

➢	An increase in FHLB advances of $400.0 million as described above;

➢
The sale of certain loans in our asset based lending subsidiary, our premium finance subsidiary and our restaurant franchise loan portfolio in the fourth quarter of 2009, which resulted in cash inflows of approximately $93.2 million, $140.8 million and $62.6 million, respectively, or approximately $296.6 million in aggregate; and

➢	Significant payoffs of certain credit relationships in our loan portfolio.

The sale of our Lawrenceville branch office on January 22, 2010 and our Chicago Region on February 19, 2010 resulted in cash outlays of approximately $8.3 million and $832.5 million, respectively, or $840.8 million in aggregate. The announced sale of our Texas Region, which we expect to complete during the second quarter of 2010, is expected to result in a cash outlay of approximately $355.6 million. As such, approximately $1.20 billion of our short-term investments of $2.37 billion at December 31, 2009 have been or are expected to be utilized in conjunction with the completion of these sale transactions.

We continue to closely monitor our liquidity and implement actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with our Capital Plan. We also continue to seek opportunities to improve our overall liquidity position, including the establishment of a Liquidity Management Committee and an expanded and more efficient collateral management process.

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2009 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)

Operating leases (2)	$13,673	22,042	13,363	34,759	83,837
Certificates of deposit (3)	1,919,463	683,398	15,758	189	2,618,808
Other borrowings (3)	247,494	420,000	—	100,000	767,494
Subordinated debentures (4)	—	—	—	353,905	353,905
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	786	377	152	5	1,320
Total	$2,181,416	1,125,817	29,273	799,028	4,135,534
_________________________
(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $3.4 million and related accrued interest expense of $1.2 million for which the timing of payment of such liabilities cannot be reasonably estimated as of December 31, 2009.

(2)
Amounts exclude operating leases associated with discontinued operations of $2.4 million, $4.3 million, $3.3 million and $6.0 million for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $16.0 million.

(3)	Amounts exclude the related interest expense accrued on these obligations as of December 31, 2009.
(4)
Amounts exclude the accrued interest expense on subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $6.6 million and $8.2 million, respectively, as of December 31, 2009. As further described under “—Supervision and Review – Regulatory Matters,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(5)	Represents amounts payable upon redemption of the Class C and Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.

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

On November 12, 2009, the FDIC adopted an NPR that required certain insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The FDIC exempted First Bank from the prepayment requirement, as further described under “—Business – Deposit Insurance.” This action does not impact our regularly scheduled quarterly assessments, which will continue to be payable quarterly.

We believe we have sufficient liquidity to meet our current and future near-term liquidity needs; however, no assurance can be made that our liquidity position will not be materially, adversely affected in the future. In addition, our ability to receive future dividends from First Bank to assist us in meeting our operating requirements, both on a short-term and long-term basis, is subject to regulatory approval, as further described above and under “—Supervision and Regulation – Regulatory Matters.”

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

Deferred Tax Assets.  We recognize deferred tax assets for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management’s judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. For further discussion, refer to “—Effects of New Accounting Standards,” “—Comparison of Results of Operations for 2009 and 2008 – Provision for Income Taxes,” “—Comparison of Results of Operations for 2008 and 2007 – Provision for Income Taxes,” and Note 1 and Note 13 to our consolidated financial statements appearing elsewhere in this report.

Business Combinations / Goodwill and Other Intangible Assets. The determination of the fair value of the assets and liabilities acquired, as well as the returns on investment that may be achieved, requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income streams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income streams were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility in our reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which may impact our reported earnings and directly impacts our regulatory capital levels. For further discussion, refer to “—Effects of New Accounting Standards” and Note 2, Note 8 and Note 21 to our consolidated financial statements appearing elsewhere in this report.

Our annual impairment testing date for goodwill and other intangible assets is December 31. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of our single reporting unit is below its carrying value. The goodwill impairment test is a two-step process which requires us to make assumptions regarding fair value. Our policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair value of our reporting unit to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount, if any. Although we believe our estimates of fair value are reasonable, many of the factors used in assessing fair value and the allocation of estimated fair value to the assets and liabilities of our reporting unit are outside the control of management, and it is reasonably likely that assumptions and estimates may change in future periods. These changes may result in future impairment that may materially affect the carrying value of our assets and our results of operations.

Due to the ongoing uncertainty regarding market conditions, which may continue to negatively impact the performance of our reporting unit, management will continue to monitor the goodwill impairment indicators and evaluate the carrying amount of our goodwill, if necessary. Events and circumstances that could trigger the need for interim impairment testing include:

➢	A significant change in legal factors or in the business climate;

➢	An adverse action or assessment by a regulator;

➢	Unanticipated competition;

➢	A loss of key personnel;

➢	A more-likely-than-not expectation that our reporting unit or a significant portion of our reporting unit will be sold or otherwise disposed of; and

➢	The testing for recoverability of a significant asset group within a reporting unit.

For further discussion, refer to “Item 1A ─ Risk Factors,” “—Comparison of Results of Operations for 2009 and 2008 – Noninterest Expense,” and Note 1 and Note 8 to our consolidated financial statements appearing elsewhere in this report.

Effects of New Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R) – Business Combinations, which was subsequently incorporated into ASC Topic 805, “Business Combinations,” which significantly changes how entities apply the acquisition method to business combinations. The most significant changes affecting how entities account for business combinations under ASC Topic 805 include: (a) the acquisition date is the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree are stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities, which was subsequently incorporated into ASC Topic 420, “Exit or Disposal Cost Obligations,” are expensed as incurred; (f) transaction costs are expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. Additionally, ASC Topic 805 requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. ASC Topic 805 is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of ASC Topic 805 apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The adoption of ASC Topic 805 did not have a material impact on our financial condition, results of operations or the disclosures that are presented in our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, which was subsequently incorporated into ASC Topic 815, “Derivatives and Hedging.” ASC Topic 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC Topic 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy (fair value hedge, cash flow hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We implemented ASC Topic 815 on January 1, 2009 and the required disclosures are reported in Note 5 to our consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position, or FSP, SFAS 132(R)-1 – Employers’ Disclosures about Postretirement Benefit Plan Assets, which was subsequently incorporated into ASC Topic 715, “Compensation – Retirement Benefits.” This FSP amends ASC Topic 715 to require additional disclosures by employers about plan assets of a defined benefit pension or other postretirement plan, including more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosure requirements under ASC Topic 715 are effective on a prospective basis for years ending after December 15, 2009. We implemented the new disclosures required under ASC Topic 715, which are reported in Note 17 to our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was subsequently incorporated into ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC Topic 820 also amended existing accounting guidance to expand certain disclosure requirements. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. We adopted the provisions of ASC Topic 820 during 2009, which did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments, which was subsequently incorporated into ASC Topic 320, “Investments – Debt and Equity Securities.” The guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The guidance is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. We adopted the provisions of ASC Topic 320 during 2009 which did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board, or APB, Opinion 28-1 – Interim Disclosures about Fair Value of Financial Instruments, which were subsequently incorporated into ASC Topic 825, “Financial Instruments.” This ASC amends the existing guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and to require those disclosures in summarized financial information at interim reporting periods. Under ASC Topic 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825. ASC Topic 825 is effective for interim periods ending after June 15, 2009 and is applied prospectively. The interim disclosures required by ASC Topic 825 were reported in the notes to our consolidated financial statements during the second quarter of 2009 and the annual disclosures required by ASC Topic 825 are reported in Note 16 to our consolidated financial statements appearing elsewhere in this report.

In May 2009, the FASB issued SFAS No. 165 – Subsequent Events, which was subsequently incorporated into ASC Topic 855, “Subsequent Events.” ASC Topic 855 incorporates accounting and disclosure requirements related to subsequent events into GAAP, making management directly responsible for subsequent-events accounting and disclosure. ASC Topic 855 sets forth: (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of ASC Topic 855 in 2009, which did not have a material impact on our consolidated financial statements or the disclosures that are presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 – Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860, “Transfers and Servicing.” ASC Topic 860 requires more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. The guidance is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. We are currently evaluating the requirements of ASC Topic 860, which are not expected to have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 – Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) – Consolidation of Variable Interest Entities, which was subsequently incorporated into ASC Topic 810, “Consolidation,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. We are currently evaluating the requirements of ASC Topic 810, which are not expected to have a material impact our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles, which was subsequently incorporated into ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC Topic 105 during 2009, which did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05 – Fair Value Measurements and Disclosures (ASC Topic 820) – Measuring Liabilities at Fair Value. This ASU clarifies that the fair value of a liability may be determined using the perspective of an investor that holds the related obligation as an asset and addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The ASU is effective for interim and annual periods beginning after August 27, 2009 and applies to all fair-value measurements of liabilities required by GAAP. No new fair value measurements are required by the ASU. We are currently evaluating the requirements of ASC Topic 820, which are not expected to have a material impact our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 – Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of Subtopic 820-10, providing additional disclosures for transfers in and out of Levels I and II and for activity in Level III and clarifies certain other existing disclosure requirements including the level of disaggregation and disclosures around inputs and valuation techniques. The final amendments of this ASU will be effective for annual or interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. This requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The amended ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We are currently evaluating the requirements this ASU will have on our financial condition, results of operations and the disclosures presented in our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” appearing on pages 44 through 47 of this report.

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

The financial statements and supplementary data appear on pages 83 through 140 of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the President and Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and our directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in circumstances or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria established in COSO’s Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

On March 24, 2010, the Company, SFC and First Bank entered into an Agreement with the FRB, as further described under “Item 1. Business —Recent Developments – Regulatory Matters” and “—Supervision and Regulation – Regulatory Matters” and in Note 1 to our consolidated financial statements, which descriptions are incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors and Committees of the Board

Our Board of Directors consists of six members. The Board determined that Messrs. Cooper, Steward and Yaeger are independent. Each of our directors identified in the following table was elected to serve a one-year term and until his successor has been duly qualified for office.

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies

James F. Dierberg	72	1979
Chairman of the Board of Directors of First Banks, Inc. since 1988; Chief Executive Officer of First Banks, Inc. from 1988 to April 2003; President of First Banks, Inc. from 1979 to 1992 and from 1994 to October 1999.

Terrance M. McCarthy	55	2003
President and Chief Executive Officer of First Banks, Inc. since April 2007; Senior Executive Vice President and Chief Operating Officer of First Banks, Inc. from August 2002 to March 2007; Chairman of the Board of Directors of First Bank since January 2003; President and Chief Executive Officer of First Bank from August 2002 to June 2007 and since April 22, 2009; Executive Vice President of First Bank from June 2007 to April 22, 2009. The Board and voting shareholders considered these qualifications in addition to his prior service as Chief Operating Officer of the Company and President of First Bank, and his current position and experience with the Company in making a determination that Mr. McCarthy should be a nominee for director of the Company.

Allen H. Blake	67	2008
Director of First Banks, Inc. since December 2008 and from 1988 to March 2007; Director of First Bank since December 2008; Prior to Mr. Blake’s announcement of his retirement and resignation of his positions at First Banks, Inc., effective March 31, 2007, Mr. Blake served in the following positions: President of First Banks, Inc. from October 1999 to March 2007; Chief Executive Officer of First Banks, Inc. from April 2003 to March 2007; and Chief Financial Officer of First Banks, Inc. from 1984 to September 1999 and from May 2001 to August 2005. The Board and voting shareholders considered these qualifications in addition to his significant financial and accounting expertise, prior service as Chief Executive Officer and Chief Financial Officer of the Company and experience with the Company and the banking industry in making a determination that Mr. Blake should be a nominee for director of the Company.

James A. Cooper (1)(2)	54	2008
Managing Partner of Thompson Street Capital Partners, a private equity firm with investments in middle-market manufacturing, service and distribution businesses, in St. Louis, Missouri, since 2000. The Board and voting shareholders considered these qualifications in addition to his investment management expertise, financial expertise and stature in the local community in making a determination that Mr. Cooper should be a nominee for director of the Company.

David L. Steward (1)	58	2000
Chairman of the Board of Directors of World Wide Technology Holding Co., Inc., an electronic procurement and logistics company in the information technology industry, in St. Louis, Missouri, since 1990; Director of Centene Corporation. The Board and voting shareholders considered these qualifications in addition to his significant management expertise and stature in the local community in making a determination that Mr. Steward should be a nominee for director of the Company.

Douglas H. Yaeger (1)(3)	61	2000
Chairman of the Board of Directors, President and Chief Executive Officer of The Laclede Group, Inc., an exempt public utility holding company in St. Louis, Missouri, since 2001; Chairman of the Board of Directors, President and Chief Executive Officer of Laclede Gas Company since 1999; President of Laclede Gas Company since 1997; Director and Chief Operating Officer of Laclede Gas Company from 1997 to 1999; Executive Vice President – Operations and Marketing of Laclede Gas Company from 1995 to 1997. The Board and voting shareholders considered these qualifications in addition to his financial expertise, public company managerial experience and stature in the local community in making a determination that Mr. Yaeger should be a nominee for director of the Company.

__________________________________
(1)	Member of the Audit Committee and Compensation Committee.
(2)	Mr. James A. Cooper serves as Chairman of the Compensation Committee.
(3)	Mr. Douglas H. Yaeger serves as Chairman of the Audit Committee and the Audit Committee financial expert.

Committees and Meetings of the Board of Directors

Three members of our Board of Directors currently serve on the Audit Committee, all of whom the Board of Directors determined to be independent. The Audit Committee assists the Board of Directors in fulfilling the Board’s oversight responsibilities with respect to the quality and integrity of the consolidated financial statements, financial reporting process and systems of internal controls. The Audit Committee also assists the Board of Directors in monitoring the independence and performance of the independent auditors, the internal audit department and the operation of ethics programs. The Audit Committee operates under a written charter adopted by the Board of Directors.

The members of the Audit Committee as of March 25, 2010 were Mr. James A. Cooper, Mr. David L. Steward, and Mr. Douglas H. Yaeger, who serves as the Chairman of the Audit Committee and the Audit Committee Financial Expert.

In accordance with the requirements of the EESA, as amended by the ARRA, the Board of Directors appointed a Compensation Committee on July 23, 2009 comprised solely of directors determined to be independent. The Compensation Committee, governed by a written charter adopted by the Board of Directors, is comprised of Messrs. Cooper, Steward and Yaeger. Mr. Cooper serves as the Chairman of the Compensation Committee. The Compensation Committee oversees the compensation of the executive officers of the Company and reviews compensation and benefit packages and programs for the Company’s employees generally.

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

The Audit Committee reviewed with the Independent Registered Public Accounting Firm, who is responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with U.S. generally accepted accounting principles, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 61, Communications with Audit Committees. In addition, the Audit Committee discussed with the Independent Registered Public Accounting Firm its independence from management and the Company, including the matters required by Public Company Accounting Oversight Board, or PCAOB, Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee considered the compatibility of non-audit services provided by the Independent Registered Public Accounting Firm with the firm’s independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by Standard No. 1 of the Independence Standards Board.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2009 for filing with the SEC.

Audit Committee

Douglas H. Yaeger, Chairman of the Audit Committee
James A. Cooper
David L. Steward

Code of Ethics for Principal Executive Officer and Financial Professionals

The Board of Directors has approved a Code of Ethics for Principal Executive Officer and Financial Professionals that covers the Principal Executive Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Investment Officer, the Senior Vice President – Controller, the Senior Vice President – Director of Taxes, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role. These individuals are also subject to the policies and procedures adopted by First Banks that govern the conduct of all of its employees. The Code of Ethics for Principal Executive Officer and Financial Professionals is included as an exhibit to this Annual Report on Form 10-K. First Banks intends to post on its website at www.firstbanks.com any amendment to or waiver from any provision in the Code of Ethics for Principal Executive Officers and Financial Professionals that applies to the Chief Executive Officer, Chief Financial Officer, Controller or other person performing similar functions and that relate to any element of the standards enumerated in the SEC rules.

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

Executive Officers

Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 25, 2010, were as follows:

Name	Age	Current First Banks Office(s) Held	Principal Occupation(s) During Last Five Years

James F. Dierberg	72	Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Terrance M. McCarthy	55	President, Chief Executive Officer and Director; Chairman of the Board of Directors, President and Chief Executive Officer of First Bank.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

F. Christopher McLaughlin	56	Executive Vice President and Director of Retail Banking; Executive Vice President, Director of Retail Banking and Director of First Bank.
Executive Vice President and Director of Retail Banking of First Banks, Inc. and First Bank since April 2007; Executive Vice President and Director of Sales, Marketing and Products of First Banks, Inc. and First Bank from September 2003 to March 2007; Director of First Bank since October 2004.

Steven H. Reynolds	50	Executive Vice President and Chief Credit Officer; Executive Vice President, Chief Credit Officer and Director of First Bank.
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

Lisa K. Vansickle	42	Senior Vice President and Chief Financial Officer; Senior Vice President, Secretary and Director of First Bank.
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

Item 11.  Executive Compensation

Compensation Discussion and Analysis.  The compensation program of First Banks and its affiliates (collectively referred to only in this Item 11 as the “Company”) is reflective of its ownership structure and its participation in the CPP under the EESA. As outlined in the stock ownership table included in “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” all of our voting stock is owned by various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family. Therefore, we do not use equity awards in our compensation program. As a participant in the CPP, we are subject to certain corporate governance and executive compensation standards applicable to all CPP participants as required by the ARRA and rules adopted thereunder, as further described below.

Capital Purchase Program – Executive Compensation and Governance Requirements.  As a result of our participation in the CPP, we became subject to certain restrictions on executive compensation set forth in Section 111 of the EESA and the Purchase Agreement entered into by First Banks and the U.S. Treasury. Subsequently, the ARRA was signed into law and included a provision that amended Section 111 of the EESA and directed the U.S. Treasury to establish specified standards on executive compensation and corporate governance. On June 15, 2009, the U.S. Treasury published its Interim Final Rule on TARP Standards for Compensation and Corporate Governance (sometimes referred to as the Interim Final Rule). As amended, Section 111 of the EESA and the Interim Final Rule established the following standards which generally apply to all TARP recipients in the program under TARP, including specifically to First Banks as a result of its participation in the CPP (“CPP Rules”):

➢
A prohibition on paying bonuses, retention awards and incentive compensation, other than pursuant to certain preexisting employment contracts, to our named executive officers identified in Item 10, above (the “Senior Executive Officers” or “SEOs”), and the ten next most highly-compensated employees;

➢	A prohibition on the payment of “golden parachute payments” to our SEOs and the five next most highly compensated employees upon their termination of employment or a change in control of the Company;
➢
A requirement to “clawback” any bonus, retention award or incentive compensation paid to a SEO and any of the twenty (20) next most highly compensated employees if such bonus, retention award, or incentive compensation was based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate;

➢	A requirement to establish a policy on luxury or excessive expenditures;
➢	A prohibition on deducting more than $500,000 in annual compensation paid to each of the SEOs;
➢	A prohibition on tax gross-ups to the SEOs and the twenty (20) next most highly compensated employees;
➢
A requirement to disclose to the U.S. Treasury any perquisite with a total value for the year in excess of $25,000 paid or provided to a SEO or any of the twenty (20) next most highly compensated employees;

➢
A requirement to disclose to the U.S. Treasury whether the Company, Board or Compensation Committee has retained a compensation consultant and the types of services provided by the consultant and its affiliates, whether or not such services were compensation-related, during the past three (3) years;

➢
A requirement that the Compensation Committee evaluate and review with our senior risk officers at least every six (6) months the SEO compensation plans to limit any features in such plans that would encourage SEOs to take “unnecessary and excessive risks” that could threaten the value of First Banks;

➢
A requirement that the Compensation Committee review at least every six (6) months the Company’s employee compensation plans to identify and eliminate any provisions in such plans that encourage the manipulation of reported earnings to enhance the compensation of any employee;

➢
A requirement that the Compensation Committee evaluate and review with our senior risk officers at least every six (6) months the risks involved in the Company’s employee compensation plans and how to limit the risks posed to First Banks by such plans;

➢	A requirement that the Compensation Committee provide a certification that it has conducted the foregoing reviews; and
➢	A requirement that the Chief Executive Officer and the Chief Financial Officer provide written certifications of compliance with all of the foregoing requirements.

The SEOs for 2009 are the named executive officers identified in First Banks’ Form 10-K for the fiscal year ended December 31, 2008, and are Messrs. Terrance M. McCarthy, Russell L. Goldammer, Robert S. Holmes, Jr., and F. Christopher McLaughlin, and Ms. Lisa K. Vansickle. The SEOs for 2010 are the named executive officers identified in the above Item 10 of this Form 10-K for the fiscal year ended December 31, 2009. The CPP Rules apply during the period in which any of the capital securities issued to the U.S. Treasury remain outstanding.

Compensation Objective.  The objective of our executive compensation policies and practices is to attract and retain talented key executives that will contribute to the achievement of strategic goals and the growth and success of the Company in order to enhance the long-term value of First Banks. Compensation is based upon the achievement of corporate goals and objectives, as established by key corporate executives and reported to the Board of Directors. Rewards for performance are designed to motivate the continued strong performance of key executives on a long-term basis.

Our executive compensation program is designed to reward the achievement of financial results in accordance with our corporate goals and objectives within the limits of our ownership structure and the CPP Rules. The current elements of our executive compensation program include a base salary and a benefits program including health insurance, 401(k) plan, time away benefits and life insurance which are offered to our employees. Our executive compensation programs are cash-based and do not include any other forms of non-cash compensation. We do not provide the named executive officers with employment contracts or severance agreements, and consequently, we are under no obligation to make additional payments to any of the named executive officers in the event of severance, change in control, retirement or resignation.

The Compensation Committee and management intend to monitor the Company’s overall compensation program to determine what actions may be necessary to continue to fulfill its compensation objectives while complying with the CPP Rules which have effectively eliminated performance based incentives for our SEOs and the ten next most highly compensated employees. Historically, the Company, as a family owned company, has compensated its executive officers conservatively while maintaining key talent without using extravagant compensation packages or perquisites to reward executive officers. The Compensation Committee intends to continue to apply these long-held philosophies in setting future compensation within the limits of the CPP Rules and any other applicable regulations.

Salary.  The base salaries of the executive officers are generally established in March of each year and are dependent upon the evaluation of certain factors and, in part, on subjective considerations. The level of base salaries of executive officers is designed to reward the officer’s performance based upon an evaluation of the following factors:  (i) the performance of the Company and the achievement of corporate goals and objectives, considering general business and industry conditions, among other factors, and the contributions of specific executives towards the overall performance; (ii) each executive officer’s areas of responsibility and the Company’s performance in those areas; and (iii) the level of compensation paid to comparable executives by other financial institutions of comparable size in the market areas in which we operate to ensure we maintain a competitive compensation package. In 2009, we did not rely upon any peer group comparisons for purposes of establishing base salaries. Our corporate goals and objectives provide particular measurements to which the Board of Directors and executive management assign significance, such as net income, organic and external growth in target market areas, expense control, net interest margin, credit quality, and regulatory examination results. In 2009, these factors were taken into consideration by the Chairman of the Board who, without assigning a specific weight to any particular factor, evaluated the appropriate base salary and related annual salary increases of the President and Chief Executive Officer, and by the Chairman of the Board and certain senior officers, who evaluated the appropriate base salary and related annual salary increases of other executive officers and employees. Following the appointment of the Compensation Committee in July, 2009, such factors will be evaluated by the Compensation Committee. Base salaries of executive officers are reviewed on an ongoing basis and are generally adjusted on an annual basis, and may be further adjusted periodically as a result of significant changes in responsibility, employment market conditions, and other factors.

The challenge for management and the Board of Directors is to motivate, retain and reward key personnel through the current economic environment with compensation tools limited by the CPP Rules while recognizing the Company’s performance. In 2009, the salary of Mr. McCarthy was unchanged and has not been increased since April 2007. Mr. Dierberg ceased receiving a salary in 2008 but receives a fee of $144,000 for serving as Chairman of the Board of Directors. The base salaries of Ms. Vansickle, Mr. McLaughlin and Mr. Reynolds were increased by 17.12%, 4.0% and 8.7%, respectively, due to the significance of their responsibilities in the Company reaching certain goals.

Bonuses.  The CPP Rules now prohibit paying bonuses to the SEOs and the next ten (10) most highly compensated employees, and in compliance with this prohibition the compensation structure for the SEOs and the next ten (10) most highly compensated employees does not contemplate payment of bonuses to the SEOs. The SEOs have not received a bonus since 2007.

Deferred Compensation.  In 2009 and previous years we offered a Nonqualified Deferred Compensation Plan, or NQDC Plan, to the executive officers and other key employees to promote retention by providing a long-term savings opportunity on a tax-deferred basis. The NQDC Plan allows executives to defer payment of a portion of their base salary until a later date. Although the NQDC Plan allows the Company to credit the accounts of any participant with discretionary contributions, no such discretionary contributions have been made since the NQDC Plan’s inception. We have elected to suspend the availability of the NQDC Plan in 2010. If the NQDC Plan is made available in future plan years, the Company will not make any discretionary contributions to the accounts of the SEOs and the next ten (10) most highly compensated employees during the period the Company is subject to the CPP Rules because such contributions are considered “bonus payments” and therefore prohibited under the CPP Rules.

The Board of Directors and President and Chief Executive Officer periodically review the various components of our executive compensation programs. Salaries paid, annual bonuses awarded (prior to 2008) and deferred compensation balances for the named executives are further described in the “Summary Compensation Table” and “Nonqualified Deferred Compensation Table” below.

Executive Compensation.  The following table sets forth certain information regarding compensation earned by the named executive officers for the years ended December 31, 2009, 2008 and 2007:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary (1)	Bonus (1)	All Other Compensation (2)		Total (1)

James F. Dierberg	2009	$—	—	145,400	(3)	145,400
Chairman of the Board of Directors	2008	—	—	149,800	(3)	149,800
	2007	610,000	—	9,000		619,000

Terrance M. McCarthy (4)	2009	500,000	—	4,400		504,400
President and	2008	500,000	—	9,200		509,200
Chief Executive Officer	2007	478,000	374,800	9,000		861,800

Lisa K. Vansickle (5)	2009	214,800	—	10,200	(6)	225,000
Senior Vice President and	2008	183,400	—	16,000	(6)	199,400
Chief Financial Officer	2007	174,000	24,000	18,300	(6)	216,300

F. Christopher McLaughlin	2009	245,900	—	2,400		248,300
Executive Vice President and	2008	236,400	—	9,200		245,600
Director of Retail Banking

Steven H. Reynolds	2009	243,300	—	2,300		245,600
Executive Vice President and
Chief Credit Officer
____________________________________
(1)
Salary and bonus reported for Mr. McCarthy include amounts deferred in our NQDC Plan, as further described below and in Note 17 to our consolidated financial statements, of $75,000. Salary reported for Ms. Vansickle and Messrs. Dierberg, McLaughlin and Reynolds did not include any amounts deferred in our NQDC Plan. Earnings by the named executives on their NQDC Plan balances did not include any above-market or preferential earnings.

(2)
All other compensation reported reflects contributions to our 401(k) Plan, as further described in Note 17 to our consolidated financial statements, with the exception of the amounts reported for Mr. Dierberg and Ms. Vansickle, as further described below.

(3)	All other compensation reported for Mr. Dierberg for 2009 and 2008 reflects non-employee director compensation of $144,000 and a contribution to our 401(k) Plan of $1,400 and $5,800, respectively.
(4)	Mr. McCarthy became President and Chief Executive Officer of First Banks, Inc. on April 1, 2007.
(5)	Ms. Vansickle became Chief Financial Officer of First Banks, Inc. on April 2, 2007.
(6)
All other compensation reported for Ms. Vansickle for 2009, 2008 and 2007 reflects a contribution to our 401(k) Plan of $1,800, $5,700 and $8,300, respectively, and the payout of $8,400, $10,300 and $10,000, respectively, of an award previously granted under an incentive plan that Ms. Vansickle participated in prior to the time she became a named executive officer on April 2, 2007. Ms. Vansickle’s participation in that incentive plan terminated at the time she became a named executive officer.

Nonqualified Deferred Compensation. Officers that meet certain position and base salary criteria and non-employee directors are eligible to participate in our NQDC Plan. Participants are allowed to defer, on an annual basis, up to 25% of their salary and up to 100% of their bonus payments, and hypothetically invest in various investment options available in the NQDC Plan that are selected by the participant and may be changed by the participant at any time. These investment options mirror the investment options that we offer through our 401(k) plan and include various investment funds such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. However, as discussed above, effective in 2010 we have suspended indefinitely the availability of deferrals to the NQDC Plan.

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

The following table sets forth certain information regarding nonqualified deferred compensation earned by the named executive officers for the year ended December 31, 2009:

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name and Principal Position(s)	Executive Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions in Last Fiscal Year	Aggregate Balance at December 31, 2009

James F. Dierberg	$—	4,600	—	421,000	(2)
Chairman of the Board of Directors

Terrance M. McCarthy	75,000	139,400	—	713,800	(3)
President and
Chief Executive Officer

Lisa K. Vansickle	—	7,900	—	40,500	(4)
Senior Vice President and
Chief Financial Officer

Steven H. Reynolds	—	1,500	—	14,100	(5)
Executive Vice President and
Chief Credit Officer
______________________
(1)
All executive contributions represent the deferral of base salary and/or bonus payments reflected in the “Summary Compensation Table.” We did not make any discretionary contributions under the NQDC Plan as of and for the year ended December 31, 2009.

(2)
Of this amount, $305,500 represents deferrals of cash consideration from prior years, all of which were previously reported as compensation in the Company’s previously filed Annual Reports on Form 10-K. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant’s 2009 activity.

(3)
Of this amount, $526,100 represents deferrals of cash consideration from prior years, all of which were previously reported as compensation in the Company’s previously filed Annual Reports on Form 10-K. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant’s 2009 activity.

(4)
Of this amount, $33,200 represents deferrals of cash consideration from years prior to the participant’s inclusion in the “Summary Compensation Table” in past Annual Reports on Form 10-K, the cumulative earnings on the original deferred amounts and the participant’s 2009 activity.

(5)
Of this amount, $12,400 represents deferrals of cash consideration from years prior to the participant’s inclusion in the “Summary Compensation Table” in past Annual Reports on Form 10-K, the cumulative earnings on the original deferred amounts and the participant’s 2009 activity.

Potential Payments Upon Termination. Upon termination of employment, the executive officers will receive payments of their vested portion of the executive’s deferred compensation account balance under our NQDC Plan as described above.

Compensation of Directors. The following table sets forth compensation earned by the named non-employee directors for the year ended December 31, 2009:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total

James F. Dierberg	$144,000	144,000

Allen H. Blake (1)	47,000	47,000

James A. Cooper (2)	41,000	41,000

Gordon A. Gundaker (3)	19,500	19,500

David L. Steward (4)	35,000	35,000

Douglas H. Yaeger (4)(5)	46,000	46,000
_______________________________________
(1)	Mr. Blake received fees of $36,000 for First Banks board meetings attended and fees of $11,000 for First Bank board meetings attended.
(2)	Mr. Cooper was elected to the Audit Committee effective January 30, 2009.
(3)	Mr. Gundaker resigned his positions as a member of the Board of Directors and the Audit Committee, effective July 15, 2009.
(4)
Fees paid for Messrs. Steward and Yaeger include payments deferred in our NQDC Plan of $35,000 and $46,000, respectively, or an aggregate of $81,000. Earnings by the directors on their NQDC Plan balances did not include any above-market or preferential earnings.

(5)	Mr. Yaeger serves as Chairman of the Audit Committee and the Audit Committee Financial Expert.

Our executive officers that are also directors do not receive remuneration other than salaries and bonuses for serving on our Board of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Mr. Dierberg received an annual fee of $144,000, paid semi-monthly, for his service as Chairman of the Board of Directors during 2009. All other such non-employee directors received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended. Mr. Yaeger also received a fee of $1,250 per calendar quarter for his service as Chairman of the Audit Committee. Messrs. Yaeger, Blake, Cooper and Steward also received a fee of $3,750 per calendar quarter as a retainer for their service as members of the Board of Directors. Mr. Blake, as a non-employee Director of First Bank, also received a fee of $1,000 for each monthly Board meeting attended.

Our non-employee directors are also eligible to participate in our NQDC Plan. Our directors do not receive any other compensation, and there are no arrangements for amounts to be paid to directors upon resignation or any other termination of such director or a change in control of the Company. The Audit Committee and the Compensation Committee are currently the only committees of our Board of Directors.

Compensation Committee Interlocks and Insider Participation.  Prior to the Board of Directors’ appointment of the Compensation Committee on July 23, 2009, the Board of Directors, in its entirety, served as the Compensation Committee. During such period, (i) Messrs. Dierberg and McCarthy served as officers and members of the Board of Directors; and (ii) Mr. Blake, a former officer, served as a member of the Board of Directors. In addition, Mr. Steven F. Schepman, a former officer and director, served as an officer and member of the Board of Directors until April 23, 2009.

Following the appointment of the Compensation Committee on July 23, 2009, comprised solely of independent directors, no members of the Compensation Committee were current or former officers or employees of the Company. See further information regarding transactions with related parties in Note 19 to our consolidated financial statements appearing on pages 132 through 134 of this report.

Compensation Committee Report.

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Compensation Committee recommended the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009 for filing with the SEC.

In addition, the Compensation Committee certifies that (i) it has reviewed with the Company’s senior risk officers the SEO compensation arrangements and has made all reasonable efforts to ensure that such arrangements do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company; (ii) it has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and (iii) it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company.

Review of Risk Associated with Compensation Plans.  Our senior risk officers conducted an assessment of our compensation plans in 2009 and reviewed and discussed the assessment and the compensation plans with the Compensation Committee in 2009. Any plans that were adopted subsequent to the assessment were reviewed at a meeting of the Compensation Committee in January 2010 and the assessment was updated, reviewed and discussed with the Compensation Committee at a meeting in March 2010. The senior risk officers recommended, and the Compensation Committee approved such recommendation, that the review of all compensation plans maintained by the Company focus on incentive based compensation plans. The senior risk officers, with the approval of the Compensation Committee, reviewed the Company’s non-incentive based compensation plans, such as the Company’s NQDC Plan, and broad-based welfare and benefit plans that do not discriminate in scope and terms of operation and determined that such plans do not present opportunities for employees to take excessive and unnecessary risks.

SEO Compensation Plans. The components of our executive compensation program are base salary, the NQDC Plan, and qualified benefit plans available to other employees of the Company. We previously maintained an Executive Incentive Compensation Plan that provided for the payment of annual bonuses to our SEOs determined by a mathematical formula based primarily on our weighted average return on equity multiplied by a weighting component and the SEO’s annual salary. Due to the Company’s performance, no bonuses were awarded under the plan in 2008. In light of the economic conditions and the compensation limitations under the CPP Rules, in March, 2009, the Board of Directors elected to terminate the Executive Incentive Compensation Plan which was the only incentive compensation plan in which any of the SEOs participated. Based on the assessment of the compensation plans and the termination of the Executive Incentive Compensation Plan, the Compensation Committee determined that our executive compensation program does not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company.

Employee Compensation Plans.  The Company maintains and administers multiple compensation and bonus plans for employees of the Company. The bonus plans reward employees other than the SEOs and the next ten (10) most highly compensated employees for measurable performance throughout the Company. These bonus plans are reviewed on a regular basis and have terms and conditions that enable us to adjust potential payments based on management’s discretion and consideration of certain factors, including, but not limited to, credit quality. As a result of the compensation plan assessment, we have also implemented revised policies, procedures and plan provisions to further address specific risks identified in the assessment. Although the “clawback” requirement under the CPP Rules, discussed above, affects only the SEOs and the twenty (20) next most highly compensated employees, we have amended all compensation plans to provide the Company a clawback right in the event incentive compensation is paid based upon incorrect or fraudulent information. We have also revised our approval process of any new compensation plan such that all plans are risk assessed and approved by our Risk Management Committee comprised of members of senior management. In addition to the above-mentioned revisions, to address the risk of potentially encouraging employees to focus on short-term results rather than long-term value creation, we are continuing to evaluate, and where practical, implement an extended payment schedule for our compensation plans.

Further, in light of the level of oversight and controls surrounding the Company’s compensation plans and incentive compensation plans, and the lack of any equity-based compensation plans, the Compensation Committee has determined that the compensation plans for all employees do not contain any features that would encourage the manipulation of reported earnings to enhance the compensation of any employee.

Compensation Committee

James A. Cooper, Chairman of the Compensation Committee
David L. Steward
Douglas H. Yaeger

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2010, certain information with respect to the beneficial ownership of all classes of our capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

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
____________________
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
(4)
Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 2009 is 2,830, which shares are not included in the above table.

(5)	Sole voting and investment power.
(6)
Shares were issued to the U.S. Treasury on December 31, 2008 pursuant to the CPP. The holders of the Class C Preferred Stock and the Class D Preferred Stock have no voting rights except in certain limited circumstances. The address of the U.S. Treasury is 1500 Pennsylvania Avenue, NW, Room 2312, Washington, D.C. 20220.

The following table sets forth, as of March 25, 2010, certain information with respect to the beneficial ownership of all classes of the capital securities of our subsidiary, FB Holdings, by each of our directors and named executive officers:

Title of Class and Name of Owner	Percent of Membership Interests Owned

Membership Interests

First Bank (1)	53.23%
First Capital America, Inc. (1)	46.77%
____________________
(1)	See further discussion of the membership interests of FB Holdings in Note 19 to our consolidated financial statements.

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

Transactions with related parties, including transactions with affiliated persons and entities, are described in Note 19 to our consolidated financial statements on pages 132 through 134 of this report, which descriptions are incorporated by reference herein.

Director Independence.  Our Board of Directors has determined that Messrs. James A. Cooper, David L. Steward and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee of the Board of Directors and our Compensation Committee are composed only of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors’ and officers’ questionnaire. The Board of Directors considered each of the related person transaction discussed above in making its independence determination.

First Banks has only preferred securities listed on the NYSE and, pursuant to the General Application section of NYSE Rule 303A, is not subject to NYSE Rule 303A.01 requiring a majority of independent directors. Messrs. Dierberg, Blake and McCarthy are not independent because they are each current or former executive officers of the company.

Item 14.  Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

During 2009 and 2008, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2009 and 2008:

	2009	2008

Audit fees (1)	$743,000	430,500
Audit related fees	—	—
Tax fees (2)	81,200	96,500
All other fees	—	—
Total	$824,200	527,000
________________________
(1)
For 2009 and 2008, audit fees include the audit of the consolidated financial statements of First Banks and SBLS LLC, as well as services provided for reporting requirements under FDICIA and mortgage banking activities, which are included in the audit fees of First Banks, as these services are closely related to the audit of First Banks’ consolidated financial statements. Audit fees also include other accounting and reporting consultations. On an accrual basis, audit fees for 2009 and 2008 were $579,000 and $606,000, respectively.

(2)	For 2009 and 2008, tax fees consist of tax filing, compliance and other advisory services.

Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services

Consistent with the SEC requirements regarding auditor independence, the Audit Committee recognizes the importance of maintaining the independence, in fact and appearance, of our independent auditors. As such, the Audit Committee has adopted a policy for pre-approval of all audit and permissible non-audit services provided by our independent auditors. Under the policy, the Audit Committee, or its designated member, must pre-approve services prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee or its designated member by the Director of Audit with a statement as to whether in his/her view the request is consistent with the SEC’s rules on auditor independence. The Audit Committee reviews the pre-approval requests and the fees paid for such services at their regularly scheduled quarterly meetings or at special meetings.

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

(b) The index of required exhibits is included beginning on page 144 of this Report.

(c) Not Applicable.

First Banks, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2008, the Company elected to measure its servicing rights at fair value as permitted by Statement of Financial Accounting Standards No. 156 — Accounting for Servicing of Financial Assets, which was subsequently incorporated into Accounting Standards CodificationTM Topic 860, “Transfers and Servicing.”

As discussed in note 18 to the consolidated financial statements, effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into Accounting Standards CodificationTM Topic 810, “Consolidation.”

St. Louis, Missouri
March 25, 2010

First Banks, Inc.

Consolidated Balance Sheets

(dollars expressed in thousands, except share and per share data)

	December 31,
	2009	2008

ASSETS

Cash and cash equivalents:
Cash and due from banks	$143,731	166,161
Short-term investments	2,372,520	676,155
Total cash and cash equivalents	2,516,251	842,316
Investment securities:
Available for sale	527,332	557,182
Held to maturity (fair value of $15,258 and $18,507, respectively)	14,225	17,912
Total investment securities	541,557	575,094
Loans:
Commercial, financial and agricultural	1,692,922	2,575,505
Real estate construction and development	1,052,922	1,572,212
Real estate mortgage	3,771,582	4,336,368
Consumer and installment	56,029	77,877
Loans held for sale	42,684	38,720
Total loans	6,616,139	8,600,682
Unearned discount	(7,846)	(7,707)
Allowance for loan losses	(266,448)	(220,214)
Net loans	6,341,845	8,372,761
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	65,076	47,832
Bank premises and equipment, net	178,302	236,528
Goodwill and other intangible assets	144,439	306,800
Bank-owned life insurance	26,372	118,825
Deferred income taxes	24,700	36,851
Other real estate	125,226	91,524
Other assets	83,197	154,623
Assets held for sale	16,975	—
Assets of discontinued operations	518,056	—
Total assets	$10,581,996	10,783,154

LIABILITIES

Deposits:
Noninterest-bearing demand	$1,270,276	1,241,916
Interest-bearing demand	914,020	935,805
Savings and money market	2,260,869	2,777,285
Time deposits of $100 or more	931,151	1,254,652
Other time deposits	1,687,657	2,531,862
Total deposits	7,063,973	8,741,520
Other borrowings	767,494	575,133
Subordinated debentures	353,905	353,828
Deferred income taxes	32,572	45,565
Accrued expenses and other liabilities	87,027	70,753
Liabilities held for sale	24,381	—
Liabilities of discontinued operations	1,730,264	—
Total liabilities	10,059,616	9,786,799

STOCKHOLDERS’ EQUITY

First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	281,356	278,057
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	9,685
Retained earnings	91,271	536,714
Accumulated other comprehensive (loss) income	(2,464)	6,195
Total First Banks, Inc. stockholders’ equity	418,964	866,972
Noncontrolling interest in subsidiaries	103,416	129,383
Total stockholders’ equity	522,380	996,355
Total liabilities and stockholders’ equity	$10,581,996	10,783,154

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Operations

 (dollars expressed in thousands, except share and per share data)

	Years Ended December 31,
	2009	2008	2007

Interest income:
Interest and fees on loans	$384,548	511,589	588,498
Investment securities:
Taxable	23,828	34,164	59,618
Nontaxable	919	1,314	1,604
FHLB and Federal Reserve Bank stock	2,155	2,508	2,164
Short-term investments	2,825	1,842	6,699
Total interest income	414,275	551,417	658,583
Interest expense:
Deposits:
Interest-bearing demand	1,618	4,742	7,114
Savings and money market	24,227	47,143	62,152
Time deposits of $100 or more	26,393	38,860	53,058
Other time deposits	50,577	69,025	76,891
Other borrowings	10,032	14,016	15,761
Notes payable	37	1,328	2,426
Subordinated debentures	15,498	21,058	25,111
Total interest expense	128,382	196,172	242,513
Net interest income	285,893	355,245	416,070
Provision for loan losses	390,000	368,000	65,056
Net interest (loss) income after provision for loan losses	(104,107)	(12,755)	351,014
Noninterest income:
Service charges on deposit accounts and customer service fees	46,715	45,228	38,193
Gain (loss) on loans sold and held for sale	4,112	4,391	(4,792)
Net gain (loss) on investment securities	7,697	(8,760)	(3,077)
Bank-owned life insurance investment income	733	2,808	3,841
Net (loss) gain on derivative instruments	(4,874)	1,730	1,233
Decrease in fair value of servicing rights	(2,896)	(11,825)	(5,445)
Loan servicing fees	8,842	8,776	8,123
Gain on extinguishment of term repurchase agreement	—	5,000	—
Other	13,834	18,425	20,452
Total noninterest income	74,163	65,773	58,528
Noninterest expense:
Salaries and employee benefits	93,831	110,226	129,774
Occupancy, net of rental income	28,549	29,492	26,135
Furniture and equipment	16,288	18,052	16,531
Postage, printing and supplies	4,400	5,457	5,695
Information technology fees	30,915	35,447	36,018
Legal, examination and professional fees	11,974	11,274	5,994
Goodwill impairment	75,000	—	—
Amortization of intangible assets	4,991	6,346	6,179
Advertising and business development	1,874	4,774	5,889
FDIC insurance	22,246	6,023	810
Write-downs and expenses on other real estate	48,488	8,242	859
Other	28,097	32,801	39,280
Total noninterest expense	366,653	268,134	273,164
(Loss) income from continuing operations, before provision for income taxes	(396,597)	(215,116)	136,378
Provision for income taxes	2,393	18,323	37,278
Net (loss) income from continuing operations, net of tax	(398,990)	(233,439)	99,100
Loss from discontinued operations, net of tax	(49,946)	(54,874)	(49,562)
Net (loss) income	(448,936)	(288,313)	49,538
Less: net (loss) income attributable to noncontrolling interest in subsidiaries	(21,315)	(1,158)	78
Net (loss) income attributable to First Banks, Inc.	(427,621)	(287,155)	49,460
Preferred stock dividends declared and undeclared	16,536	786	786
Accretion of discount on preferred stock	3,299	—	—
Net (loss) income available to common stockholders	$(447,456)	(287,941)	48,674

Basic (loss) earnings per common share from continuing operations	$(16,800.20)	(9,850.28)	4,151.82
Basic loss per common share from discontinued operations	(2,110.90)	(2,319.18)	(2,094.68)
Basic (loss) earnings per common share	$(18,911.10)	(12,169.46)	2,057.14
Diluted (loss) earnings per common share from continuing operations	$(16,800.20)	(9,850.28)	4,115.77
Diluted loss per common share from discontinued operations	(2,110.90)	(2,319.18)	(2,060.35)
Diluted (loss) earnings per common share	$(18,911.10)	(12,169.46)	2,055.42

Weighted average shares of common stock outstanding	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
Three Years Ended December 31, 2009

(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity

Balance, January 1, 2007	$13,063	5,915	9,685	767,199	(13,092)	5,469	788,239
Comprehensive income:
Net income	—	—	—	49,460	—	78	49,538
Other comprehensive income (loss):
Unrealized losses on investment securities, net of tax	—	—	—	—	(205)	—	(205)
Reclassification adjustment for investment securities losses included in net loss, net of tax	—	—	—	—	122	—	122
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	9,148	—	9,148
Total comprehensive income							58,603
Change in noncontrolling interest ownership	—	—	—	—	—	(3)	(3)
Impact of adoption of ASC Topic 715	—	—	—	—	(902)	—	(902)
Cumulative effect of change in accounting principle	—	—	—	2,470	—	—	2,470
Preferred stock dividends declared	—	—	—	(786)	—	—	(786)
Balance, December 31, 2007	13,063	5,915	9,685	818,343	(4,929)	5,544	847,621
Comprehensive loss:
Net loss	—	—	—	(287,155)	—	(1,158)	(288,313)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	6,043	—	6,043
Reclassification adjustment for investment securities losses included in net loss, net of tax	—	—	—	—	5,694	—	5,694
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	1,745	—	1,745
Reclassification adjustment for establishment of deferred tax asset valuation allowance on derivatives	—	—	—	—	(1,707)	—	(1,707)
Pension liability adjustment, net of tax	—	—	—	—	(651)	—	(651)
Total comprehensive loss							(277,189)
Change in noncontrolling interest ownership	—	—	—	—	—	124,997	124,997
Cumulative effect of change in accounting principle	—	—	—	6,312	—	—	6,312
Issuance of Class C Preferred Stock	278,057	—	—	—	—	—	278,057
Issuance of Class D Preferred Stock	17,343	—	—	—	—	—	17,343
Preferred stock dividends declared	—	—	—	(786)	—	—	(786)
Balance, December 31, 2008	308,463	5,915	9,685	536,714	6,195	129,383	996,355
Comprehensive loss:
Net loss	—	—	—	(427,621)	—	(21,315)	(448,936)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	5,874	—	5,874
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(5,004)	—	(5,004)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(5,755)	—	(5,755)
Pension liability adjustment, net of tax	—	—	—	—	(664)	—	(664)
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	(3,110)	—	(3,110)
Total comprehensive loss							(457,595)
Purchase of noncontrolling interest in SBLS LLC	—	—	2,795	—	—	(4,652)	(1,857)
Accretion of discount on preferred stock	3,299	—	—	(3,299)	—	—	—
Preferred stock dividends declared	—	—	—	(14,523)	—	—	(14,523)
Balance, December 31, 2009	$311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Cash Flows

(dollars expressed in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income attributable to First Banks, Inc.	$(427,621)	(287,155)	49,460
Net (loss) income attributable to noncontrolling interest in subsidiaries	(21,315)	(1,158)	78
Less: net loss from discontinued operations	(49,946)	(54,874)	(49,562)
Net (loss) income from continuing operations	(398,990)	(233,439)	99,100

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	19,014	20,947	18,061
Amortization of intangible assets	4,991	6,346	6,179
Goodwill impairment	75,000	—	—
Originations of loans held for sale	(568,966)	(220,890)	(508,391)
Proceeds from sales of loans held for sale	573,764	281,557	650,920
Payments received on loans held for sale	3,283	13,768	16,038
Provision for loan losses	390,000	368,000	65,056
Provision (benefit) for current income taxes	76	(48,122)	56,145
Benefit for deferred income taxes	(129,588)	(44,700)	(8,121)
Increase (decrease) in deferred tax asset valuation allowance	131,905	111,145	(10,746)
Decrease in accrued interest receivable	5,266	13,251	6,516
Decrease in accrued interest payable	(409)	(2,177)	(10,747)
Decrease in current income taxes receivable	62,050	—	—
Proceeds from sales of trading securities	—	—	81,038
Maturities of trading securities	—	—	16,651
Purchases of trading securities	—	—	(17,939)
(Gain) loss on loans sold and held for sale	(4,112)	(4,391)	4,792
Net (gain) loss on investment securities	(7,697)	8,760	3,077
Net loss (gain) on derivative instruments	4,874	(1,730)	(1,233)
Decrease in fair value of servicing rights	2,896	11,825	5,445
Gain on extinguishment of term repurchase agreement	—	(5,000)	—
Gain on sales of branches, net of expenses	—	—	(1,018)
Write-downs and expenses on other real estate	48,488	8,242	859
Other operating activities, net	460	16,601	(23,480)
Net cash provided by operating activities – continuing operations	212,305	299,993	448,202
Net cash provided by operating activities – discontinued operations	34,951	46,057	75,028
Net cash provided by operating activities	177,354	253,936	373,174
Cash flows from investing activities:
Cash received for acquired entities, net of cash and cash equivalents paid	—	—	2,058
Cash received for sales of subsidiary, net of cash and cash equivalents sold	11,316	—	—
Cash paid for sale of branches, net of cash and cash equivalents sold	(17,786)	—	(48,926)
Cash received for sale of certain assets and liabilities of UPAC, net of cash and cash equivalents sold	144,379	—	—
Cash paid for earn-out consideration to Adrian N. Baker & Company	(2,939)	(2,920)	(1,513)
Proceeds from sales of investment securities available for sale	521,795	417,403	170,699
Maturities of investment securities available for sale	667,797	356,908	1,035,274
Maturities of investment securities held to maturity	3,667	2,498	5,271
Purchases of investment securities available for sale	(1,126,519)	(396,678)	(762,691)
Purchases of investment securities held to maturity	—	(1,557)	(133)
Redemptions of FHLB and Federal Reserve Bank stock	6,422	19,342	5,416
Purchases of FHLB and Federal Reserve Bank stock	(23,666)	(26,578)	(7,154)
Proceeds from sales of commercial loans held for sale	157,230	3,421	33,471
Net decrease (increase) in loans	777,455	(28,412)	(744,253)
Recoveries of loans previously charged-off	13,682	14,844	8,675
Purchases of bank premises and equipment	(6,778)	(14,066)	(65,477)
Net proceeds from sales of other real estate owned	55,622	16,632	12,621
Net proceeds received from termination of derivative instruments	—	27,278	—
Proceeds from termination of bank-owned life insurance policy	90,578	—	—
Cash paid attributable to noncontrolling interest in SBLS LLC	(1,857)	—	—
Cash received for noncontrolling interest in FB Holdings, LLC	—	125,000	—
Other investing activities, net	833	(2,009)	(2,513)
Net cash provided by (used in) investing activities – continuing operations	1,271,231	511,106	(359,175)
Net cash provided by investing activities – discontinued operations	54,272	174,872	59,312
Net cash provided by (used in) investing activities	1,216,959	336,234	(418,487)

First Banks, Inc.

Consolidated Statements of Cash Flows (Continued)

(dollars expressed in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from financing activities:
Increase in demand, savings and money market deposits	315,384	59,074	68,790
Decrease in time deposits	(171,722)	(321,661)	(258,827)
(Decrease) increase in Federal Reserve Bank advances	(100,000)	100,000	—
Advances drawn on Federal Home Loan Bank advances	600,000	890,000	135,000
Repayments of Federal Home Loan Bank advances	(200,710)	(690,147)	(171,368)
(Decrease) increase in federal funds purchased	—	(76,500)	76,500
Decrease in securities sold under agreements to repurchase	(97,189)	(47,961)	(68,285)
Advances drawn on notes payable	—	55,000	35,000
Repayments of notes payable	—	(94,000)	(61,000)
Proceeds from issuance of subordinated debentures	—	—	77,322
Repayments of subordinated debentures	—	—	(82,681)
Proceeds from issuance of preferred stock	—	295,400	—
Payment of preferred stock dividends	(6,365)	(786)	(786)
Net cash provided by (used in) financing activities – continuing operations	339,398	168,419	(250,335)
Net cash provided by (used in) financing activities – discontinued operations	59,776	147,948	(157,766)
Net cash provided by (used in) financing activities	279,622	20,471	(92,569)
Net increase (decrease) in cash and cash equivalents	1,673,935	610,641	(137,882)
Cash and cash equivalents, beginning of year	842,316	231,675	369,557
Cash and cash equivalents, end of year	$2,516,251	842,316	231,675

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$128,791	200,635	254,487
Income taxes	(62,317)	(15,846)	8,961
Noncash investing and financing activities:
Cumulative effect of change in accounting principle	$—	6,312	2,470
Securitization and transfer of loans to investment securities	—	—	101,869
Loans held for sale transferred to loan portfolio	—	—	116,391
Loans transferred to other real estate	143,586	109,288	16,269
Business combinations:
Fair value of tangible assets acquired (noncash)	$—	—	810,847
Goodwill and other intangible assets recorded with net assets acquired	2,939	2,920	33,304
Liabilities assumed	—	—	(844,696)

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by First Banks, Inc. and subsidiaries (First Banks or the Company):

Basis of Presentation. The accompanying consolidated financial statements of First Banks have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below and in Note 19 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2008 and 2007 amounts have been made to conform to the 2009 presentation.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities held for sale at December 31, 2009.

First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri. Prior to First Banks’ acquisition of Coast Financial Holdings, Inc. (CFHI) in November 2007, First Bank, headquartered in St. Louis, Missouri, was a wholly owned banking subsidiary of SFC. In November 2007, First Banks completed its acquisition of CFHI, headquartered in Bradenton, Florida, and its wholly owned banking subsidiary, Coast Bank of Florida (Coast Bank). The issued and outstanding shares of common stock of Coast Bank were exchanged for the newly issued and outstanding shares of non-voting Series B common stock of First Bank, and Coast Bank was merged with and into First Bank. As a result, SFC was the owner of 100% of the voting Series A outstanding shares of common stock of First Bank and CFHI, a wholly owned subsidiary holding company of First Banks, was the owner of 100% of the non-voting Series B outstanding shares of common stock of First Bank. Thus, First Bank was 96.82% owned by SFC and 3.18% owned by CFHI at December 31, 2008. On December 31, 2009, CFHI was merged with and into SFC, and thus, First Bank was 100% owned by SFC at December 31, 2009.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP); WIUS, Inc., formerly Universal Premium Acceptance Corporation and its wholly owned subsidiary, WIUS of California, Inc., formerly UPAC of California, Inc. (collectively, UPAC); FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc. and FBIN, Inc. All of the subsidiaries are wholly owned as of December 31, 2009, except: (a) FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by First Banks’ Chairman of the Board and members of his immediate family, as further described in Note 19 to the consolidated financial statements. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank. As such, effective April 30, 2009, First Bank owned 100.0% of SBLS LLC, as further described in Note 19 to the consolidated financial statements. FB Holdings and SBLS LLC (prior to its acquisition by First Bank on April 30, 2009, as discussed above) are included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net (loss) income attributable to noncontrolling interest in subsidiaries” in the consolidated statements of operations.

Regulatory Matters. In connection with the most recent regulatory examination of the Company and First Bank by the Federal Reserve Bank of St. Louis (FRB), on March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement (Agreement) with the FRB requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Under the Agreement, the Company must prepare and file with the FRB within specified timeframes a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management. Many of these plans have been developed and certain related actions have already been implemented and previously provided to the FRB.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The Agreement requires, among other things, that the Company and the Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank are also required, within 60 days of the date of the Agreement, to submit an acceptable written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the risk-based capital ratios of either entity fall below those set forth in the capital plans that are approved by the FRB. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments.

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

The description of the Agreement above represents a summary and is qualified in its entirety by the full text of the Agreement which is filed herewith as Exhibit 10.19 to this Annual Report on Form 10-K.

Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into informal agreements with the FRB and the State of Missouri Division of Finance, or MDOF. Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order. The informal agreement with the MDOF is still in place and there have not been any modifications to the informal agreement with the MDOF since its inception in September 2008.

Under the terms of the prior informal agreement with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to declare any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB.

First Bank, under its agreement with the MDOF and its prior informal agreement with the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 21 to the consolidated financial statements, at December 31, 2009, First Bank’s Tier 1 capital ratio was 9.11%, or approximately $159.6 million over the minimum level required by the agreement.

The Company and First Bank were in full compliance with all provisions of the respective informal agreements as of December 31, 2009 and 2008.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Capital Plan. As further described in Note 2 to the consolidated financial statements and Item 1 —Business – Recent Developments,” on August 10, 2009, First Banks announced the adoption of a Capital Optimization Plan (Capital Plan) designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. The Capital Plan was adopted in order to, among other things, preserve and enhance First Banks’ risk-based capital in the current and continuing economic downturn.

The successful completion of all or any portion of the Capital Plan is not assured, and no assurance can be made that the Capital Plan will not be materially modified in the future. The decision to implement the Capital Plan reflects the adverse affect that the severe downturn in the commercial and residential real estate markets has had on First Banks’ financial condition and results of operations. If First Banks is not able to complete a substantial portion of the Capital Plan, its business, financial condition, including regulatory capital ratios, and results of operations may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened.

Significant Accounting Changes. On January 1, 2009, First Banks implemented Statement of Financial Accounting Standards, or SFAS, No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into Accounting Standards CodificationTM, or ASC, Topic 810, “Consolidation.” ASC Topic 810 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify noncontrolling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The implementation of ASC Topic 810 on January 1, 2009 resulted in the noncontrolling interest in subsidiaries of $129.4 million being reclassified from a liability to a component of stockholders’ equity in the consolidated balance sheets.

Significant Accounting Policies

Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Interest-bearing deposits were $2.37 billion and $673.9 million at December 31, 2009 and 2008, respectively, and federal funds sold were $120,000 and $2.2 million at December 31, 2009 and 2008, respectively.

First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $14.9 million and $23.2 million at December 31, 2009 and 2008, respectively.

Federal Reserve Bank and Federal Home Loan Bank Stock.  First Bank is a member of the FRB system and the Federal Home Loan Bank (FHLB) system and maintains investments in FRB and FHLB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank’s capital stock and capital surplus. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank’s total assets, up to a maximum of $10.0 million, plus 4.45% of advances. First Bank also holds an investment in stock of the FHLB of San Francisco as a nonmember. Investments in FRB, FHLB of Des Moines and FHLB of San Francisco stock were $27.6 million, $36.7 million, and $791,000, respectively, at December 31, 2009, and $27.9 million, $19.0 million, and $791,000, respectively, at December 31, 2008. First Bank also held stock of the FHLB of Dallas, as a nonmember, of $207,000 at December 31, 2008.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

A loan is considered impaired when it is probable that First Banks will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans on nonaccrual status and restructured loans are considered to be impaired loans. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan’s effective rate of interest as stated in the original loan agreement.

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

Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans held for sale in the secondary mortgage market, frequently in the form of a mortgage-backed security, U.S. Small Business Administration (SBA) loans awaiting sale of the guaranteed portion to the SBA, and commercial real estate loans which may be identified for sale to specific buyers to achieve credit or loan concentration objectives. Effective July 2008, one-to-four family residential mortgage loans held for sale are carried at fair value on a recurring basis. The determination of fair value is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information. Other loans held for sale, primarily SBA loans, are carried at the lower of cost or market value, which is determined on an individual loan basis. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on loans sold and held for sale in the consolidated statements of operations in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification basis and reflect the difference between the value received upon sale and the carrying value of the loans held for sale, including any recourse reserve established for potential repurchase obligations. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Loan Servicing Income. Loan servicing income is included in noninterest income and represents fees earned for servicing real estate mortgage loans owned by investors and originated by First Bank’s mortgage banking operation, as well as SBA loans to small business concerns. These fees are net of federal agency guarantee fees and interest shortfall. Such fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

➢
Interest Rate Lock Commitments. Commitments to originate loans for subsequent sale in the secondary market (interest rate lock commitments), which primarily consist of commitments to originate fixed rate residential mortgage loans, are recorded at fair value. Fair values are based upon quoted market prices and, in 2007 and prior years, fair value measurements exclude the value of loan servicing rights or other ancillary values. In accordance with new accounting guidance effective in January 2008, the value of loan servicing rights is incorporated into fair value measurements for mortgage loan commitments. Changes in the fair value are recognized in noninterest income on a monthly basis.

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

Goodwill and Other Intangible Assets. Goodwill and other intangible assets primarily consist of goodwill, core deposit intangibles and customer list intangibles. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested at least annually for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. First Banks amortizes, on a straight-line basis, its core deposit intangibles, customer list intangibles and other intangibles. Core deposit intangibles and customer list intangibles are amortized over the estimated periods to be benefited, which have been estimated at five to seven years, and seven to 16 years, respectively.

The goodwill impairment test is a two-step process which requires First Banks to make assumptions regarding fair value. First Banks’ policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. First Banks compares the estimated fair value of its reporting unit to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount, if any. Based on the results of the goodwill impairment analyses performed in 2009, First Bank recorded goodwill impairment of $75.0 million. Adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in the implied fair value which could result in future goodwill impairment.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Servicing Rights.  First Banks has mortgage servicing rights and SBA servicing rights. On January 1, 2008, First Banks elected to measure servicing rights at fair value as permitted by ASC Topic 860 – Accounting for Servicing of Financial Assets, which resulted in the recognition of a cumulative change in accounting principle of $6.3 million, net of tax, which was recorded as an increase in retained earnings. As such, effective January 1, 2008, changes in the fair value of mortgage and SBA servicing rights are recognized in earnings in the period in which the change occurs and such changes are reflected in the change in fair value of servicing rights in other noninterest income in the consolidated statements of operations. Servicing rights are valued based on valuation models that utilize assumptions based on the predominant risk characteristics of the underlying loans, including size, interest rate, weighted average life, cost to service and estimated prepayment speeds. The valuation models estimate the present value of estimated future net servicing income. Prior to January 1, 2008, mortgage and SBA servicing rights were amortized and impairment was recognized, when applicable, which is also reflected in the change in fair value of servicing rights in other noninterest income in the consolidated statements of operations.

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

First Banks implemented Financial Accounting Standards Board (FASB) Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 — Accounting for Income Taxes, which was subsequently incorporated into ASC Topic 740, on January 1, 2007. The implementation of ASC Topic 740 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to retained earnings, as further described in Note 13 to the consolidated financial statements.

In accordance with ASC Topic 740, First Banks’ policy is to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. There were no penalties related to tax matters accrued at January 1, 2007, nor did the Company recognize any penalties during the years ended December 31, 2009, 2008 and 2007.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Earnings (Loss) Per Common Share.  Basic earnings (loss) per common share (EPS) are computed by dividing the income available to common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the year. The computation of dilutive EPS is similar except the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends.

Note 2 –	Discontinued Operations, Assets and Liabilities Held for Sale and Other Corporate Transactions

Discontinued Operations.  On August 7, 2009, First Bank signed a Purchase and Assumption Agreement that provided for the sale of certain assets, including premises and equipment associated with First Bank’s Texas operations, and the transfer of certain liabilities, associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, to Sterling Bank, headquartered in Houston, Texas. The Texas transaction was subsequently terminated by both parties on December 28, 2009. On February 8, 2010, First Bank entered into a Purchase and Assumption Agreement with Prosperity Bank (Prosperity), headquartered in Houston, Texas, that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas franchise (Texas Region) to Prosperity, as further described in Note 25 to the consolidated financial statements. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2010. First Banks applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold in the Texas Region as of December 31, 2009 and for the years ended December 31, 2009, 2008 and 2007. These assets and liabilities, which were previously reported in the First Bank segment, are being sold as part of First Banks’ Capital Plan to preserve risk-based capital during the current and continuing economic downturn. See further discussion of First Banks’ Capital Plan under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Business – Recent Developments.”

On September 18, 2009, First Bank, Adrian N. Baker & Company (ANB) and MVP signed a Stock Purchase Agreement that provided for the sale of First Bank’s subsidiaries, ANB and MVP, to AHM Corporation Holdings, Inc. (AHM). Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.3 million. The sale of ANB was completed on September 30, 2009 and resulted in a pre-tax gain on the sale of approximately $120,000. First Banks applied discontinued operations accounting to ANB for the years ended December 31, 2009, 2008 and 2007. ANB, which was previously reported in the First Bank segment, was sold as part of First Banks’ Capital Plan. The MVP transaction was subsequently terminated by First Bank on November 9, 2009. On March 5, 2010, First Bank entered into a Stock Purchase Letter Agreement that provides for the sale of First Bank’s subsidiary, MVP, as further described in Note 25 to the consolidated financial statements. The transaction is expected to be completed on or about March 31, 2010, or as soon as practicable after certain regulatory and other third-party approvals and consents have been obtained. MVP was previously reported in the First Bank segment. First Banks applied discontinued operations accounting to MVP as of December 31, 2009 and for the years ended December 31, 2009, 2008 and 2007.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

On November 11, 2009, First Bank entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago franchise (Chicago Region) to FirstMerit Bank, N.A. (FirstMerit). The transaction closed on February 19, 2010. Under the terms of the agreement, FirstMerit purchased $301.2 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago operations. FirstMerit also assumed substantially all of the deposits associated with First Bank’s 24 Chicago retail branches, including certain commercial deposit relationships, for a premium of 3.50%, or $42.1 million. The transaction resulted in a pre-tax gain of approximately $8.4 million during the first quarter of 2010, as further described in Note 25 to the consolidated financial statements. First Banks applied discontinued operations accounting to the assets and liabilities being sold in the Chicago Region as of December 31, 2009 and for the years ended December 31, 2009, 2008 and 2007. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of First Banks’ Capital Plan.

On December 3, 2009, First Bank and UPAC entered into a Purchase and Sale Agreement that provided for the sale of certain assets and the transfer of certain liabilities of UPAC to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc. (collectively, PFS). Under the terms of the agreement, PFS purchased approximately $141.3 million in loans as well as certain other assets, including premises and equipment, associated with UPAC. PFS also assumed certain other liabilities associated with UPAC. With the exception of the subsequent sale of approximately $1.5 million of loans to PFS on February 26, 2010, the transaction was completed on December 31, 2009, and resulted in a pre-tax loss of approximately $13.1 million. First Banks applied discontinued operations accounting to UPAC as of December 31, 2009 and for the years ended December 31, 2009, 2008 and 2007. UPAC, which was previously reported in the First Bank segment, was sold as part of First Banks’ Capital Plan.

Assets and liabilities of discontinued operations at December 31, 2009 were as follows:

	Chicago	Texas	UPAC	Total
	(dollars expressed in thousands)

Cash and due from banks	$3,759	5,131	—	8,890
Loans:
Commercial, financial and agricultural	77,574	57,075	1,502	136,151
Real estate construction and development	—	4,352	—	4,352
Residential real estate	36,594	4,264	—	40,858
Multi-family residential	5,497	1,065	—	6,562
Commercial real estate	188,978	36,029	—	225,007
Consumer and installment, net of unearned discount	2,700	615	—	3,315
Total loans	311,343	103,400	1,502	416,245
Bank premises and equipment, net	26,497	18,534	—	45,031
Goodwill and other intangible assets	26,273	19,962	—	46,235
Other assets	947	708	—	1,655
Assets of discontinued operations	$368,819	147,735	1,502	518,056
Deposits:
Noninterest-bearing demand	$92,513	87,064	—	179,577
Interest-bearing demand	47,778	50,508	—	98,286
Savings and money market	387,941	167,783	—	555,724
Time deposits of $100 or more	225,635	91,779	—	317,414
Other time deposits	465,541	100,661	—	566,202
Total deposits	1,219,408	497,795	—	1,717,203
Other borrowings	2,605	6,942	—	9,547
Accrued expenses and other liabilities	2,589	925	—	3,514
Liabilities of discontinued operations	$1,224,602	505,662	—	1,730,264

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Loss from discontinued operations, net of tax, for the year ended December 31, 2009 was as follows:

	Chicago	Texas	UPAC	MVP	ANB	Total
	(dollars expressed in thousands)

Interest income:
Interest and fees on loans	$17,191	5,483	20,224	—	—	42,898
Other interest income	—	—	—	—	—	—
Total interest income	17,191	5,483	20,224	—	—	42,898
Interest expense:
Interest on deposits	26,961	8,006	—	—	—	34,967
Other borrowings	6	10	16	—	—	32
Total interest expense	26,967	8,016	16	—	—	34,999
Net interest (loss) income	(9,776)	(2,533)	20,208	—	—	7,899
Provision for loan losses	—	—	—	—	—	—
Net interest (loss) income after provision for loan losses	(9,776)	(2,533)	20,208	—	—	7,899
Noninterest income:
Service charges and customer service fees	4,179	4,378	782	—	—	9,339
Gain on loans sold and held for sale	—	218	—	—	—	218
Investment management income	—	—	—	2,316	—	2,316
Insurance fee and commission income	—	—	—	—	5,828	5,828
Loan servicing fees	7	383	—	—	—	390
Other	273	112	14	1	5	405
Total noninterest income	4,459	5,091	796	2,317	5,833	18,496
Noninterest expense:
Salaries and employee benefits	10,200	8,050	5,785	2,712	3,191	29,938
Occupancy, net of rental income	4,144	4,002	314	199	330	8,989
Furniture and equipment	1,101	1,100	1,253	69	50	3,573
Legal, examination and professional fees	508	667	2,453	434	542	4,604
Amortization of intangible assets	1,037	1,619	1,207	—	216	4,079
FDIC insurance	3,108	1,488	—	—	—	4,596
Other	1,997	2,891	2,049	139	500	7,576
Total noninterest expense	22,095	19,817	13,061	3,553	4,829	63,355
(Loss) income from operations of discontinued operations	(27,412)	(17,259)	7,943	(1,236)	1,004	(36,960)
Net (loss) gain on sale of discontinued operations	—	—	(13,077)	—	120	(12,957)
Provision for income taxes	—	—	27	—	2	29
Net (loss) income from discontinued operations, net of tax	$(27,412)	(17,259)	(5,161)	(1,236)	1,122	(49,946)

Loss from discontinued operations, net of tax, for the year ended December 31, 2008 was as follows:

	Chicago	Texas	UPAC	MVP	ANB	Total
	(dollars expressed in thousands)

Interest income:
Interest and fees on loans	$13,027	5,611	22,543	—	—	41,181
Other interest income	—	—	—	—	9	9
Total interest income	13,027	5,611	22,543	—	9	41,190
Interest expense:
Interest on deposits	39,082	14,074	—	—	—	53,156
Other borrowings	105	68	—	—	—	173
Total interest expense	39,187	14,142	—	—	—	53,329
Net interest (loss) income	(26,160)	(8,531)	22,543	—	9	(12,139)
Provision for loan losses	—	—	—	—	—	—
Net interest (loss) income after provision for loan losses	(26,160)	(8,531)	22,543	—	9	(12,139)
Noninterest income:
Service charges and customer service fees	4,236	4,226	585	—	—	9,047
Gain on loans sold and held for sale	—	357	—	—	—	357
Investment management income	—	—	—	3,440	—	3,440
Insurance fee and commission income	—	—	—	—	7,336	7,336
Loan servicing fees	22	253	—	—	—	275
Other	1,033	1,837	60	1	174	3,105
Total noninterest income	5,291	6,673	645	3,441	7,510	23,560
Noninterest expense:
Salaries and employee benefits	11,805	10,112	6,468	2,323	4,039	34,747
Occupancy, net of rental income	4,360	3,922	321	197	468	9,268
Furniture and equipment	1,361	1,231	443	101	57	3,193
Legal, examination and professional fees	390	412	2,443	572	670	4,487
Amortization of intangible assets	1,132	2,158	1,207	—	288	4,785
FDIC insurance	783	367	—	—	—	1,150
Other	2,840	2,963	2,135	264	578	8,780
Total noninterest expense	22,671	21,165	13,017	3,457	6,100	66,410
(Loss) income from operations of discontinued operations	(43,540)	(23,023)	10,171	(16)	1,419	(54,989)
Benefit for income taxes	—	—	(115)	—	—	(115)
Net (loss) income from discontinued operations, net of tax	$(43,540)	(23,023)	10,286	(16)	1,419	(54,874)

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Loss from discontinued operations, net of tax, for the year ended December 31, 2007 was as follows:

	Chicago	Texas	UPAC	MVP	ANB	Total
	(dollars expressed in thousands)

Interest income:
Interest and fees on loans	$9,368	4,888	24,714	—	—	38,970
Other interest income	—	—	—	—	3	3
Total interest income	9,368	4,888	24,714	—	3	38,973
Interest expense:
Interest on deposits	52,595	21,077	—	—	—	73,672
Other borrowings	276	254	7	—	—	537
Total interest expense	52,871	21,331	7	—	—	74,209
Net interest (loss) income	(43,503)	(16,443)	24,707	—	3	(35,236)
Provision for loan losses	—	—	—	—	—	—
Net interest (loss) income after provision for loan losses	(43,503)	(16,443)	24,707	—	3	(35,236)
Noninterest income:
Service charges and customer service fees	4,074	3,700	867	—	—	8,641
Gain on loans sold and held for sale	186	23	—	—	—	209
Investment management income	—	—	—	7,111	—	7,111
Insurance fee and commission income	—	—	—	—	6,860	6,860
Loan servicing fees	51	118	—	—	—	169
Other	1,354	185	120	1	9	1,669
Total noninterest income	5,665	4,026	987	7,112	6,869	24,659
Noninterest expense:
Salaries and employee benefits	12,795	12,818	6,603	4,645	4,383	41,244
Occupancy, net of rental income	3,761	3,154	295	191	441	7,842
Furniture and equipment	1,271	1,227	445	146	63	3,152
Legal, examination and professional fees	464	406	2,009	544	476	3,899
Amortization of intangible assets	2,627	2,118	1,207	—	288	6,240
FDIC insurance	129	67	—	—	—	196
Other	1,958	3,344	2,384	327	602	8,615
Total noninterest expense	23,005	23,134	12,943	5,853	6,253	71,188
(Loss) income from operations of discontinued operations	(60,843)	(35,551)	12,751	1,259	619	(81,765)
(Benefit) provision for income taxes	(24,056)	(14,029)	5,118	254	510	(32,203)
Net (loss) income from discontinued operations, net of tax	$(36,787)	(21,522)	7,633	1,005	109	(49,562)

First Banks did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

Assets Held for Sale and Liabilities Held for Sale.  On August 27, 2009, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of First Bank’s Lawrenceville, Illinois branch office (Lawrenceville Branch) to The Peoples State Bank of Newton (Peoples). The transaction was completed on January 22, 2010, and resulted in a pre-tax gain of $168,000 during the first quarter of 2010, as further described in Note 25 to the consolidated financial statements. Under the terms of the agreement, Peoples assumed approximately $23.7 million of deposits for a premium of 5.0%, or approximately $1.2 million, as well as certain other liabilities, and purchased approximately $13.5 million of loans as well as certain other assets, including premises and equipment. The assets and liabilities associated with the Lawrenceville Branch are reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2009. The Lawrenceville Branch sale was not included in discontinued operations as First Banks will have continuing involvement in the respective region.

On December 14, 2009, SBLS LLC entered into an agreement providing for the transfer of SBLS LLC’s SBA Lending Authority (SBA License) to a third party institution for cash of $750,000. The transaction is expected to be completed on or before March 31, 2010. The carrying value of SBLS LLC’s SBA License of $737,000 is reflected in assets held for sale in the consolidated balance sheet as of December 31, 2009.

Branch Sales. On July 19, 2007, First Bank completed the sale of two banking offices located in Denton and Garland, Texas to Synergy Bank, SSB, a subsidiary of Premier Bancshares, Inc., resulting in a pre-tax gain of $1.0 million. At the time of the transaction, the two banking offices had loans, net of unearned discount, of $911,000 and deposits of $52.0 million. See further discussion under “Discontinued Operations” above related to First Bank’s Texas Region.

On November 23, 2009, First Bank completed the sale of its banking office located in Springfield, Illinois (Springfield Branch) to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc., resulting in a pre-tax gain of $309,000. At the time of the transaction, the Springfield Branch had loans, net of unearned discount, of $887,000 and deposits of $20.1 million.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

De Novo Branch Offices. During the three years ended December 31, 2009, First Bank opened the following de novo branch offices:

Branch Office Location	Date Opened
St. Louis, Missouri	January 22, 2007
Katy (Houston), Texas (1)	February 26, 2007
Lincoln (Sacramento), California	March 12, 2007
Dardenne Prairie (St. Louis), Missouri	May 9, 2007
Chula Vista (San Diego), California	June 25, 2007
Brentwood (San Francisco), California	September 24, 2007
Shadow Creek Ranch (Houston), Texas (1)	October 15, 2007
Valencia (Los Angeles), California	October 29, 2007
Naperville (Chicago), Illinois (1)	January 14, 2008
Arnold (St. Louis), Missouri	May 13, 2008
Blue Oaks Marketplace (Rocklin), California	August 18, 2008
_________________
(1)	Branch office is associated with discontinued operations, as further described above in the “Discontinued Operations” section of this footnote.

Acquisitions.  On February 28, 2007, First Banks completed its acquisition of Royal Oaks Bancshares, Inc. and its wholly owned banking subsidiary, Royal Oaks Bank, ssb (collectively, Royal Oaks) for $38.6 million in cash. Royal Oaks was headquartered in Houston, Texas and operated five banking offices in the Houston area. In addition, at the time of the acquisition, Royal Oaks was in the process of opening a de novo branch banking office located in the Heights, near downtown Houston, which subsequently opened on April 16, 2007. The acquisition served to expand First Banks’ banking franchise in Houston, Texas. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $25.0 million of trust preferred securities through a newly formed affiliated statutory trust. At the time of the acquisition, Royal Oaks had assets of $206.9 million, loans, net of unearned discount, of $175.5 million, deposits of $159.1 million and stockholders’ equity of $9.6 million. Goodwill was $23.0 million and the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $4.7 million. Royal Oaks Bancshares, Inc. and Royal Oaks Bank, ssb were merged with and into SFC and First Bank, respectively, at the time of the acquisition. See further discussion under “Discontinued Operations” above related to First Bank’s Texas Region.

On November 30, 2007, First Banks completed its acquisition of CFHI and its wholly owned banking subsidiary, Coast Bank (collectively, Coast) for $12.1 million in cash. Coast was headquartered in Bradenton, Florida and operated 20 banking offices in Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. In addition, at the time of the acquisition, Coast had two planned de novo branch banking offices, one located in the Pinellas County community of Clearwater, and the other located in Sarasota County. The acquisition served to establish First Banks’ banking franchise in the state of Florida. The transaction was funded through internally generated funds and the issuance of subordinated debentures associated with the private placement of $15.0 million of trust preferred securities through a newly formed affiliated statutory trust. At the time of the acquisition, Coast had assets of $660.4 million, loans, net of unearned discount, of $518.0 million, deposits of $628.1 million and stockholders’ equity of $14.2 million. Goodwill was $9.5 million, the core deposit intangibles, which are being amortized over five years utilizing the straight-line method, were $327,000 and other intangibles associated with non-compete agreements, which were being amortized over two years utilizing the straight-line method, were $174,000. CFHI operated as a wholly owned subsidiary of First Banks and owned 100% of the non-voting Class B common stock of First Bank. Coast Bank was merged with and into First Bank at the time of the acquisition, and accordingly, CFHI became the owner of 3.18% of First Bank. On December 31, 2009, CFHI was merged with and into SFC, as further described in Note 1 to the consolidated financial statements.

The consolidated financial statements include the financial position and results of operations of the aforementioned transactions for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition dates. These fair value adjustments for the acquisitions completed in 2007 represented current estimates and were subject to further adjustments as the valuation data was finalized. Goodwill and other intangible assets associated with the acquisitions are not deductible for tax purposes. For 2007, goodwill and other intangible assets in the amount of $37.7 million was assigned to First Bank.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3 – Investments in Debt and Equity Securities

Securities Available for Sale.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2009 and 2008 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)

December 31, 2009:
Carrying value:
U.S. Government sponsored agencies	$500	1,000	—	—	1,500	47	—	1,547	3.53%
Residential mortgage-backed	353	10,449	5,782	480,875	497,459	2,788	(1,899)	498,348	3.27
Commercial mortgage-backed	—	—	998	—	998	—	(13)	985	3.90
State and political subdivisions	1,857	6,177	3,778	—	11,812	366	(4)	12,174	4.14
Equity investments	—	—	—	14,278	14,278	—	—	14,278	2.76
Total	$2,710	17,626	10,558	495,153	526,047	3,201	(1,916)	527,332	3.28
Fair value:
Debt securities	$2,770	18,139	10,866	481,279
Equity securities	—	—	—	14,278
Total	$2,770	18,139	10,866	495,557

Weighted average yield	4.31%	4.06%	4.37%	3.22%

December 31, 2008:
Carrying value:
U.S. Government sponsored agencies	$779	499	485	—	1,763	83	—	1,846	5.35%
Residential mortgage-backed	2,376	17,594	35,804	461,634	517,408	3,171	(3,448)	517,131	5.14
State and political subdivisions	4,687	9,246	6,565	584	21,082	229	(102)	21,209	4.17
Equity investments	—	—	—	16,984	16,984	12	—	16,996	4.00
Total	$7,842	27,339	42,854	479,202	557,237	3,495	(3,550)	557,182	5.07
Fair value:
Debt securities	$7,918	27,706	43,491	461,071
Equity securities	—	—	—	16,996
Total	$7,918	27,706	43,491	478,067

Weighted average yield	4.64%	4.22%	4.30%	5.19%
Securities Held to Maturity.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2009 and 2008 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)

December 31, 2009:
Carrying value:
Residential mortgage-backed	$—	—	1,695	2,170	3,865	210	—	4,075	5.60%
Commercial mortgage-backed	—	6,556	—	—	6,556	500	—	7,056	5.16
State and political subdivisions	891	736	644	1,533	3,804	323	—	4,127	5.26
Total	$891	7,292	2,339	3,703	14,225	1,033	—	15,258	5.31
Fair value:
Debt securities	$913	7,836	2,472	4,037

Weighted average yield	4.03%	5.00%	5.41%	6.17%

December 31, 2008:
Carrying value:
Residential mortgage-backed	$—	—	748	4,265	5,013	120	—	5,133	5.09%
Commercial mortgage-backed	—	—	6,669	—	6,669	218	—	6,887	5.16
State and political subdivisions	1,964	1,849	625	1,792	6,230	258	(1)	6,487	4.97
Total	$1,964	1,849	8,042	6,057	17,912	596	(1)	18,507	5.07
Fair value:
Debt securities	$1,974	1,900	8,299	6,334

Weighted average yield	4.19%	4.12%	5.10%	5.62%

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Proceeds from sales of available-for-sale investment securities were $521.8 million, $417.4 million and $170.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Proceeds from calls of investment securities were $2.9 million, $24.5 million and $7.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Gross realized gains and gross realized losses on available-for-sale investment securities for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(dollars expressed in thousands)

Gross realized gains on sales	$9,541	2,396	113
Gross realized losses on sales	(653)	(126)	(459)
Gross realized gains on calls	15	405	12
Mark-to-market losses on trading portfolio (1)	—	—	(1,459)
Gross realized gains on charitable contributions	—	—	147
Other-than-temporary impairment	(1,206)	(11,435)	(1,431)
Net realized gains (losses)	$7,697	(8,760)	(3,077)
_________________
(1)	First Bank liquidated its trading portfolio in July 2007.

First Banks recorded other-than-temporary impairment of $1.2 million, $10.4 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007 on equity investments in the common stock of two companies in the financial services industry, which management considers to have been primarily caused by economic events impacting the financial services industry as a whole. First Banks recorded other-than-temporary impairment of $1.0 million for the year ended December 31, 2008 on a preferred stock investment necessitated by bankruptcy proceedings of the underlying financial services company. The impairment recorded in 2009, 2008 and 2007 represented the difference between the cost basis and fair value of the equity securities as of the respective impairment recognition dates.

Investment securities with a carrying value of approximately $369.3 million and $479.4 million at December 31, 2009 and 2008, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008, were as follows:

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)

Available for sale:
Residential mortgage-backed	$257,250	(1,731)	726	(168)	257,976	(1,899)
Commercial mortgage-backed	837	(12)	148	(1)	985	(13)
State and political subdivisions	20	—	261	(4)	281	(4)
Total	$258,107	(1,743)	1,135	(173)	259,242	(1,916)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)

Available for sale:
Residential mortgage-backed	$123,944	(1,711)	114,443	(1,729)	238,387	(3,440)
Commercial mortgage-backed	—	—	157	(8)	157	(8)
State and political subdivisions	4,479	(101)	25	(1)	4,504	(102)
Total	$128,423	(1,812)	114,625	(1,738)	243,048	(3,550)

Held to maturity:
State and political subdivisions	$202	(1)	—	—	202	(1)

Mortgage-backed securities – The unrealized losses on investments in mortgage-backed securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2009 and 2008, the unrealized losses for residential mortgage-backed securities for 12 months or more included 14 securities and 24 securities, respectively. At December 31, 2009 and 2008, the unrealized losses for commercial mortgage-backed securities for 12 months or more included one security.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

State and political subdivisions – The unrealized losses on investments in state and political subdivisions were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2009 and 2008, the unrealized losses for state and political subdivisions for 12 months or more included one security.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio at December 31, 2009 and 2008:

	2009	2008
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,692,922	2,575,505
Real estate construction and development	1,052,922	1,572,212
Real estate mortgage:
One-to-four family residential	1,279,166	1,553,366
Multi-family residential	223,044	220,404
Commercial real estate	2,269,372	2,562,598
Consumer and installment, net of unearned discount	48,183	70,170
Loans held for sale	42,684	38,720
Loans, net of unearned discount	$6,608,293	8,592,975

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(dollars expressed in thousands)

Balance, beginning of year	$220,214	168,391	145,729
Acquired allowances for loan losses	—	—	14,425
Allowance for loan losses allocated to loans sold	(4,725)	—	—
	215,489	168,391	160,154
Loans charged-off	(352,723)	(331,021)	(65,494)
Recoveries of loans previously charged-off	13,682	14,844	8,675
Net loans charged-off	(339,041)	(316,177)	(56,819)
Provision for loan losses	390,000	368,000	65,056
Balance, end of year	$266,448	220,214	168,391

First Banks had $735.5 million and $442.4 million of impaired loans, consisting of loans on nonaccrual status and restructured loans, at December 31, 2009 and 2008, respectively. Interest on impaired loans that would have been recorded under the original terms of the loans was $64.1 million, $38.0 million and $16.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Of these amounts, $23.0 million, $19.0 million and $8.0 million was recorded as interest income on such loans in 2009, 2008 and 2007, respectively. The allowance for loan losses includes an allocation for each impaired loan, with the exception of acquired impaired loans classified as nonaccrual loans, which are initially measured at fair value with no allocated allowance for loan losses, in accordance with SOP 03-3, as further discussed below. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $83.4 million and $63.2 million at December 31, 2009 and 2008, respectively. The average recorded investment in impaired loans was $565.9 million, $351.5 million and $88.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $4.7 million, $987,000 and zero in 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, First Banks had $3.8 million and $7.1 million, respectively, of loans past due 90 days or more and still accruing interest.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $5.9 million and $1.9 million, respectively, at December 31, 2009, and $26.5 million and $10.0 million, respectively, at December 31, 2008. Changes in the carrying amount of impaired loans acquired in acquisitions for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
	(dollars expressed in thousands)

Balance, beginning of year	$9,997	46,003
Transfers to other real estate	(3,779)	(11,552)
Loans charged-off	(3,607)	(13,727)
Payments and settlements	(666)	(10,727)
Balance, end of year	$1,945	9,997

There was no allowance for loan losses related to these loans as these loans were recorded at the lower of cost or fair value at December 31, 2009 and 2008. As these loans were classified as nonaccrual loans, there was no accretable yield related to these loans at December 31, 2009 and 2008. There were no impaired loans acquired during the years ended December 31, 2009 and 2008.

First Banks’ primary market areas are the states of California, Florida, Illinois, Missouri and Texas. At December 31, 2009 and 2008, approximately 94% and 92% of the total loan portfolio, and 88% and 82% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

Real estate lending constitutes the only significant concentration of credit risk. Real estate loans comprised approximately 74% and 69% of the loan portfolio at December 31, 2009 and 2008, respectively, of which 27% and 26%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2009, the balance of such loans, all of which were held for portfolio, was approximately $129.6 million, of which approximately 31.8% were delinquent. At December 31, 2008, the balance of such loans, all of which were held for portfolio, was approximately $168.0 million, of which approximately 24.6% were delinquent.

In general, First Banks is a secured lender. At December 31, 2009 and 2008, 99% and 98% of the loan portfolio was collateralized, respectively. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

First Bank originates certain one-to-four family residential mortgage loans for sale in the secondary market. First Bank has a repurchase obligation on these loans in the event of fraud or, on certain loans, early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market.

Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $37.2 million and $49.0 million at December 31, 2009 and 2008, respectively, as further described in Note 19 to the consolidated financial statements.

Loans with a carrying value of approximately $3.00 billion and $3.74 billion at December 31, 2009 and 2008, respectively, were pledged as collateral under borrowing arrangements with the FRB and the FHLB. At December 31, 2009 and 2008, First Bank had aggregate outstanding advances of $600.0 million and $300.7 million, respectively, under these borrowing arrangements, as further described in Note 10 to the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 – Derivative Instruments

First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009		2008
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap contracts	80,194	683	16,000	85
Interest rate lock commitments	36,000	369	48,700	831
Forward commitments to sell mortgage-backed securities	61,000	647	40,300	—
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks’ credit exposure through its use of these instruments. The credit exposure represents the loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. First Banks’ credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At December 31, 2009 and 2008, First Banks had pledged cash of $3.9 million and $3.7 million, respectively, as collateral in connection with its interest rate swap agreements on subordinated debentures. Collateral requirements are monitored on a daily basis and adjusted as necessary.

For the years ended December 31, 2009 and 2008, First Banks realized net interest income of $12.5 million and $11.5 million, respectively, on its derivative financial instruments, whereas for the year ended December 31, 2007, First Banks realized net interest expense of $3.1 million on its derivative financial instruments. First Banks also recorded net losses on derivative instruments of $4.9 million for the year ended December 31, 2009, which are included in noninterest income in the consolidated statements of operations, in comparison to net gains of $1.7 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.

Cash Flow Hedges – Subordinated Debentures. First Banks entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow, and accordingly, net interest expense on subordinated debentures to the respective call dates of certain subordinated debentures. These swap agreements provide for First Banks to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate (LIBOR) plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis.

The amount receivable by First Banks under these swap agreements was $197,000 and $528,000 at December 31, 2009 and 2008, respectively, and the amount payable by First Banks under these swap agreements was $451,000 at December 31, 2009 and 2008.

In August 2009, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks’ interest rate swap agreements designated as cash flow hedges on certain subordinated debentures as of December 31, 2009 and 2008 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
	(dollars expressed in thousands)

December 31, 2009:
July 7, 2011	$25,000	4.40%	1.93%	$(644)
December 15, 2011	50,000	4.91	2.10	(1,668)
March 30, 2012	25,000	4.71	1.86	(884)
December 15, 2012	25,000	5.57	2.50	(975)
	$125,000	4.90	2.10	$(4,171)

December 31, 2008:
July 7, 2011	$25,000	4.40%	6.40%	$(575)
December 15, 2011	50,000	4.91	3.85	(1,945)
March 30, 2012	25,000	4.71	3.08	(1,048)
December 15, 2012	25,000	5.57	4.25	(1,308)
	$125,000	4.90	4.29	$(4,876)

Cash Flow Hedges - Loans. First Banks entered into the following interest rate swap agreements, which were designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

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

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. First Banks did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges on subordinated debentures in the consolidated statements of operations for the years ended December 31, 2008 and 2007, or from January 1, 2009 through the discontinuation of hedge accounting in August 2009. The net cash flows on the interest rate swap agreements on subordinated debentures were recorded as an adjustment to interest expense on subordinated debentures until the discontinuation of hedge accounting in August 2009. First Banks also did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges on loans in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007. The net cash flows on the interest rate swap agreements on loans were recorded as an adjustment to interest income on loans.

Customer Interest Rate Swap Agreement Contracts. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at December 31, 2009 and 2008 was $80.2 million and $16.0 million, respectively.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in March 2010. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $369,000 and $831,000 at December 31, 2009 and 2008, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $647,000 and an unrealized loss of $325,000 at December 31, 2009 and 2008, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes derivative financial instruments held by First Banks, their estimated fair values and their location in the consolidated balance sheets at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value Gain (Loss)	Balance Sheet Location	Fair Value Gain (Loss)
	(dollars expressed in thousands)

Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – subordinated debentures (1)	Other liabilities	$—	Other liabilities	$(4,876)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$589	Other assets	$76
Interest rate lock commitments	Other assets	369	Other assets	831
Forward commitments to sell mortgage-backed securities	Other assets	647	Other assets	(325)
Total derivatives in other assets		$1,605		$582

Interest rate swap agreements – subordinated debentures	Other liabilities	$(4,171)	Other liabilities	$—
Customer interest rate swap agreements	Other liabilities	(345)	Other liabilities	(76)
Total derivatives in other liabilities		$(4,516)		$(76)
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the years ended December 31, 2009, 2008 and 2007 related to interest rate swap agreements designated as cash flow hedges:

	2009	2008	2007
	(dollars expressed in thousands)

Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income (loss) to interest income on loans	$13,730	11,664	(3,066)
Amount of (loss) gain recognized in other comprehensive income (loss)	—	(252)	8,850

Cash flow hedges – subordinated debentures (1):
Amount reclassified from accumulated other comprehensive loss to interest expense on subordinated debentures	1,279	124	—
Amount reclassified from accumulated other comprehensive loss to net gain (loss) on derivative instruments	(4,587)	—	—
Amount of unrealized loss recognized in other comprehensive loss	(990)	(5,000)	—
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 in accumulated other comprehensive loss was $5.7 million and $19.5 million on a gross basis and $3.7 million and $12.7 million, net of tax, at December 31, 2009 and December 31, 2008, respectively. The loss included in accumulated other comprehensive loss related to cash flow hedges on subordinated debentures was zero at December 31, 2009 and $4.9 million on a gross basis and $3.2 million, net of tax, at December 31, 2008, respectively. In August 2009, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive loss to net gain (loss) on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 12 to the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes amounts included in the consolidated statements of operations for the years December 31, 2009, 2008 and 2007 related to non-hedging derivative instruments:

	2009	2008	2007
	(dollars expressed in thousands)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net gain (loss) on derivative instruments	$(5,585)	—	—

Customer interest rate swap agreements:
Net gain (loss) on derivative instruments	711	—	—

Interest rate floor agreements:
Net gain (loss) on derivative instruments	—	1,730	1,233

Interest rate floor agreements embedded in Term
Repurchase Agreements:
Gain on extinguishment of term repurchase agreement	—	5,000	—

Interest rate lock commitments:
Gain (loss) on loans sold and held for sale	(462)	808	23

Forward commitments to sell mortgage-backed securities:
Gain (loss) on loans sold and held for sale	972	(365)	(46)

Note 6 – Servicing Rights

Mortgage Banking Activities. At December 31, 2009 and 2008, First Banks serviced mortgage loans for others totaling $1.26 billion and $1.09 billion, respectively. Borrowers’ escrow balances held by First Banks on such loans were $7.7 million and $6.5 million at December 31, 2009 and 2008, respectively. Changes in mortgage servicing rights for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
	(dollars expressed in thousands)

Balance, beginning of year	$7,418	5,290
Re-measurement to fair value upon election to measure servicing rights at fair value under ASC Topic 860 (1)	—	9,538
Originated mortgage servicing rights	6,342	2,175
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (2)	1,342	(7,915)
Other changes in fair value (3)	(2,972)	(1,670)
Balance, end of year	$12,130	7,418
_________________
(1)	On January 1, 2008, First Banks elected to measure servicing rights at fair value as permitted by ASC Topic 860.
(2)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(3)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Other Servicing Activities.  At December 31, 2009 and 2008, First Banks serviced SBA loans for others totaling $231.3 million and $221.5 million, respectively. Changes in SBA servicing rights for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
	(dollars expressed in thousands)

Balance, beginning of year	$8,963	7,468
Re-measurement to fair value upon election to measure servicing rights at fair value under ASC Topic 860 (1)	—	905
Originated SBA servicing rights	781	2,830
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (2)	282	(1,336)
Other changes in fair value (3)	(1,548)	(904)
Balance, end of year	$8,478	8,963
_________________
(1)	On January 1, 2008, First Banks elected to measure servicing rights at fair value as permitted by ASC Topic 860.
(2)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(3)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Note 7 – Bank Premises and Equipment, Net

Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2009 and 2008:

	2009	2008
	(dollars expressed in thousands)

Land	$42,142	57,391
Buildings and improvements	151,046	185,288
Furniture, fixtures and equipment	118,231	142,554
Leasehold improvements	31,258	31,919
Construction in progress	3,205	11,509
Total	345,882	428,661
Accumulated depreciation and amortization	(167,580)	(192,133)
Bank premises and equipment, net	$178,302	236,528

First Banks capitalized interest cost of $282,000, $400,000 and $1.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $19.0 million, $20.9 million and $17.8 million, respectively.

First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $18.8 million, $19.7 million and $18.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under non-cancellable operating leases extend through 2084 as follows:

(dollars expressed in thousands)
Year ending December 31 (1):
2010	$13,673
2011	11,835
2012	10,207
2013	7,545
2014	5,818
Thereafter	34,759
Total future minimum lease payments	$83,837
__________________
(1)
Amounts exclude future minimum lease payments under non-cancellable operating leases associated with discontinued operations of $2.4 million, $2.2 million, $2.1 million, $1.8 million and $1.5 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively, and $6.0 million thereafter, or a total of $16.0 million.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

First Banks also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $6.1 million, $5.9 million and $5.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at December 31, 2009 and 2008:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars expressed in thousands)

Amortized intangible assets:
Core deposit intangibles (1)	$23,622	(16,150)	53,916	(33,251)
Customer list intangibles (2)	—	—	23,320	(3,903)
Other intangibles (3)	—	—	2,385	(1,695)
Total	$23,622	(16,150)	79,621	(38,849)

Unamortized intangible assets:
Goodwill (4)	$136,967		266,028
__________________
(1)
The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2009 have been reduced by $12.5 million related to core deposit intangibles associated with certain acquisitions that became fully amortized in December 2008, and by $17.8 million and $11.6 million, respectively, or a net of $6.2 million, related to discontinued operations as further described in Note 2 to the consolidated financial statements.

(2)
As further described in Note 2 to the consolidated financial statements, customer list intangibles associated with ANB and UPAC were written off to loss from discontinued operations as of the respective sale dates.

(3)	Other intangibles were fully amortized in 2009.
(4)
Goodwill at December 31, 2009 has been reduced by $41.0 million related to discontinued operations and assets held for sale, as further described below and in Note 2 to the consolidated financial statements.

First Banks allocated goodwill related to the sales of ANB, certain assets and liabilities of UPAC and the Springfield Branch of $10.0 million, $5.0 million and $1.0 million, respectively, based on the relative fair values of the businesses and operations disposed of during 2009 and the portion of the First Bank segment that will be retained. First Banks allocated goodwill related to the Chicago Region and the Texas Region of $24.0 million and $16.0 million, respectively, or $40.0 million in aggregate, which is included in assets of discontinued operations at December 31, 2009. First Banks allocated goodwill related to the sale of the Lawrenceville Branch of $1.0 million, which is included in assets held for sale at December 31, 2009. First Banks did not allocate any goodwill to MVP.

Core deposit intangibles of $2.3 million and $4.0 million related to the Chicago Region and the Texas Region, respectively, are included in assets of discontinued operations at December 31, 2009. A customer list intangible of $3.0 million related to ANB was recorded as a reduction of gain on sale of discontinued operations upon the sale of ANB on September 30, 2009. A customer list intangible of $15.0 million related to UPAC was recorded as an increase in the loss on sale of discontinued operations upon the sale of certain assets and liabilities of UPAC on December 31, 2009.

First Bank recorded goodwill impairment of $75.0 million for the year ended December 31, 2009, as further discussed below. First Bank did not record goodwill impairment for the years ended December 31, 2008 or 2007.

Amortization of intangible assets was $5.0 million, $6.3 million, and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the remaining estimated life of the amortization periods for core deposit intangibles was three years. Amortization of core deposit intangibles has been estimated in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

(dollars expressed in thousands)
Year ending December 31:
2010	$3,925
2011	3,074
2012	473
Total	$7,472

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
	(dollars expressed in thousands)

Balance, beginning of year	$266,028	263,747
Goodwill acquired during the year (1)	2,939	2,920
Goodwill impairment	(75,000)	—
Goodwill allocated to sale transactions (2)	(16,000)	—
Goodwill allocated to discontinued operations (3)	(40,000)	—
Goodwill allocated to assets held for sale (3)	(1,000)	—
Acquisition-related and adjustments (4)	—	(639)
Balance, end of year	$136,967	266,028
__________________
(1)	Goodwill acquired during 2009 and 2008 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006.
(2)
Goodwill allocated to sale transactions during 2009 pertains to the sale of ANB on September 30, 2009, the sale of certain assets and liabilities of UPAC on December 31, 2009 and the sale of the Springfield Branch on November 23, 2009, as further described above and in Note 2 to the consolidated financial statements.

(3)
Goodwill allocated to discontinued operations and assets held for sale pertains to the Chicago Region, the Texas Region and the Lawrenceville Branch, as further described above and in Note 2 to the consolidated financial statements.

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

First Banks’ annual measurement date for its goodwill impairment test is December 31. First Banks engaged an independent valuation firm to assist in computing the fair value estimate for the impairment assessment by utilizing two separate valuation methodologies and applying a weighted average to each methodology in order to determine fair value for its single reporting unit, First Bank. The valuation methodologies utilized a comparison of the average price to book value of comparable businesses and a discounted cash flow valuation technique. As a result of this independent third party valuation, First Banks concluded that the carrying value of its single reporting unit exceeded its estimated fair value at December 31, 2009.

Because the carrying value of First Banks’ reporting unit exceeded the estimated fair value at December 31, 2009, First Banks engaged the same independent valuation firm to assist in computing the fair value of First Bank’s assets and liabilities in order to determine the implied fair value of First Bank’s goodwill at December 31, 2009. Management compared the implied fair value of First Bank’s goodwill, as determined by the independent valuation firm, with its carrying value, and based on the results of the goodwill impairment analysis performed, First Bank recorded goodwill impairment of $75.0 million which is reflected in the consolidated statements of operations. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and economic conditions which decreased the fair value of First Bank. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of First Bank, as evidenced by the increase in the provision for loan losses, net charge-offs and nonperforming loans and the decline in the net interest margin and net interest income during 2009.

First Banks believes the estimates and assumptions utilized in the goodwill impairment test are reasonable. However, further deterioration in the outlook for credit quality or other factors could impact the estimated fair value of the single reporting unit as determined under Step 1 of the goodwill impairment test. A decrease in the estimated fair value of the reporting unit would decrease the implied fair value of goodwill as further determined under Step 2 of the goodwill impairment test. Step 2 of the goodwill impairment test compared the implied fair value of goodwill with the carrying value of goodwill. The implied fair value of goodwill is determined in the same manner as the determination of the amount of goodwill recognized in a business combination. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The fair value allocated to all of the assets and liabilities of the reporting unit requires significant judgment, especially for those assets and liabilities that are not measured on a recurring basis such as certain types of loans. The excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at December 31, 2009. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at December 31, 2009. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible change in the future, the implied fair value of the reporting unit’s goodwill could change materially.

Due to the current economic environment and the uncertainties regarding the impact on First Bank, there can be no assurance that First Banks’ estimates and assumptions made for the purposes of the goodwill impairment testing will prove to be accurate predictions in the future. Adverse changes in the economic environment, First Bank’s operations, or other factors could result in a decline in the implied fair value of First Bank, which could result in the recognition of future goodwill impairment that may materially affect the carrying value of First Bank’s assets and its related operating results.

Note 9 – Maturities of Time Deposits

A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2009 is as follows:

	Time deposits of $100,000 or more	Other time deposits	Total
	(dollars expressed in thousands)
Year ending December 31:
2010	$689,701	1,229,762	1,919,463
2011	224,974	399,783	624,757
2012	13,137	45,505	58,642
2013	1,615	7,572	9,187
2014	1,724	4,846	6,570
Thereafter	—	189	189
Total	$931,151	1,687,657	2,618,808

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10 – Other Borrowings

Other borrowings were comprised of the following at December 31, 2009 and 2008:

	2009	2008
	(dollars expressed in thousands)

Securities sold under agreements to repurchase:
Daily	$47,494	154,423
Term	120,000	120,000
FRB borrowings (1)	—	100,000
FHLB advances	600,000	200,710
Total	$767,494	575,133
________________________
(1)
In November 2008, First Bank entered into a $100.0 million borrowing with the FRB upon termination of a $100.0 million FHLB advance and subsequently renewed the borrowing at maturity in December 2008 at a fixed interest rate of 0.42%. First Bank repaid this borrowing upon its maturity in February 2009.

The maturity date, par amount and interest rate on First Bank’s FHLB advances as of December 31, 2009 and 2008 were as follows:

Maturity Date	Par Amount	Interest Rate
	(dollars expressed in thousands)

December 31, 2009:
Fixed Rate:
April 23, 2010	$100,000	1.69%
July 9, 2010	100,000	0.85%
April 27, 2011	100,000	1.77%
July 11, 2011	100,000	1.49%
August 8, 2012	100,000	2.20%
	$500,000	1.60%

Variable Rate:
September 23, 2016	$100,000	0.20%

December 31, 2008:
Fixed Rate:
February 17, 2009 (1)	$100,000	2.92%
July 23, 2009 (2)	100,000	2.53%
September 1, 2010 (3)	446	4.32%
September 1, 2010 (3)	264	4.23%
	$200,710	2.73%
________________________
(1)	First Bank repaid this FHLB advance upon its maturity in February 2009.
(2)
In March 2009, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $357,000. The prepayment penalty was recorded as interest expense on other borrowings in the consolidated statements of operations.

(3)
In October 2009, First Bank prepaid these FHLB advances and incurred prepayment penalties of $21,000 in aggregate, which were recorded as interest expense on other borrowings in the consolidated statements of operations.

The average balance of other borrowings was $566.0 million and $575.6 million, and the maximum month-end balance of other borrowings was $824.2 million and $697.0 million for the years ended December 31, 2009 and 2008, respectively. The average rates paid on other borrowings during the years ended December 31, 2009, 2008 and 2007 were 1.77%, 2.44% and 4.24%, respectively. Interest expense on securities sold under agreements to repurchase was $4.3 million, $6.6 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense on FHLB advances was $5.8 million, $7.7 million and $348,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense on federal funds purchased was zero, $417,000 and $130,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense on FRB borrowings was $64,000 and $88,000 for the years ended December 31, 2009 and 2008, respectively. The underlying securities associated with the term repurchase agreement are mortgage-backed securities and callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The maturity date, par amount, and interest rate on First Bank’s term repurchase agreement as of December 31, 2009 and 2008 were as follows:

Maturity Date	Par Amount	Interest Rate
	(dollars expressed in thousands)

April 12, 2012 (1)	$120,000	3.36%
________________________
(1)
On March 31, 2008, First Bank restructured its previous $100.0 million term repurchase agreement. The primary modifications were to:  (a) increase the borrowing amount to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate to a fixed rate of 3.36%, with interest to be paid quarterly beginning on April 12, 2008; and (d) terminate the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in a pre-tax gain of $5.0 million, which was recorded as noninterest income in the consolidated statements of operations.

Note 11 – Notes Payable

On May 15, 2008, First Banks entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership (Investors of America, LP) (the Credit Agreement), and on August 11, 2008, First Banks entered into a First Amended Revolving Credit Note (the Amended Credit Agreement) with Investors of America, LP (collectively, the Credit Agreement), which modified the existing original Credit Agreement to provide that First Banks receive the prior written consent of Investors of America, LP for any advance that would cause the aggregate outstanding principal amount to exceed $10.0 million. The Credit Agreement provided for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. Advances outstanding under the Credit Agreement bore interest at the three-month LIBOR plus 300 basis points. Interest was payable on outstanding advances on the first day of each month (in arrears) and the aggregate principal balance of all outstanding advances and any accrued interest thereon was due and payable in full on June 30, 2009, the maturity date of the Credit Agreement. The Credit Agreement was secured by First Banks’ ownership interest in all of the capital stock of both SFC and CFHI.

First Banks received an advance of the entire $30.0 million under the Credit Agreement on May 15, 2008 and utilized the proceeds of the advance to terminate and repay in full of the obligations under its then existing secured credit agreement with a group of unaffiliated financial institutions. In July 2008, First Bank repaid in full its outstanding balance under the Credit Agreement in the aggregate of $30.0 million, including the accrued interest thereon, and as such, there were no balances outstanding on First Banks’ Credit Agreement at December 31, 2008. The Credit Agreement matured on June 30, 2009.

There were no balances outstanding with respect to notes payable as of and for the year ended December 31, 2009. The end of period balance, average balance and maximum month-end balance of notes payable as of and for the year ended December 31, 2008 were zero, $21.6 million and $58.0 million, respectively. The average rates paid on notes payable during the years ended December 31, 2008 and 2007 were 6.15% and 6.94%, respectively. Interest expense recognized on notes payable includes commitment, arrangement and renewal fees. Exclusive of these fees, the average rates paid on notes payable during the years ended December 31, 2008 and 2007 were 4.42% and 6.41%, respectively.

Note 12 – Subordinated Debentures

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks’ distributions accrued on the subordinated debentures were $14.1 million, $20.9 million and $24.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with First Banks’ subordinated debentures are included as a reduction of subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks’ capital base.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2009 and 2008 were as follows:

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
(3)
In March 2008, First Banks entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 10, 2009, to effectively convert the interest payments on these subordinated debentures from variable rate to fixed rate to the respective call dates as follows:

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

On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow First Banks to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. First Banks has deferred $6.4 million of its regularly scheduled interest payments as of December 31, 2009. In addition, First Banks has accrued additional interest expense of $44,000 as of December 31, 2009 on the regularly scheduled deferred interest payments based on the interest rate in effect for each subordinated note issuance in accordance with the respective terms of the underlying agreements.

The announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009 resulted in the discontinuation of hedge accounting on First Banks’ interest rate swap agreements designated as cash flow hedges on its subordinated debentures. Accordingly, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges from accumulated other comprehensive loss to net gain (loss) on derivative instruments. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income rather than an increase to interest expense on subordinated debentures effective August 2009.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Note 13 – Income Taxes

The (benefit) provision for income taxes from continuing operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
	(dollars expressed in thousands)

Current provision (benefit) for income taxes:
Federal	$(13)	(48,256)	48,191
State	89	134	7,954
	76	(48,122)	56,145

Deferred (benefit) provision for income taxes:
Federal	(101,889)	(29,754)	(5,712)
State	(27,699)	(14,946)	(2,409)
	(129,588)	(44,700)	(8,121)
Increase (decrease) in deferred tax asset valuation allowance	131,905	111,145	(10,746)
Total	$2,393	18,323	37,278

The effective rates of federal income taxes for the years ended December 31, 2009, 2008 and 2007 differ from the federal statutory rates of taxation as follows:

	Years Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars expressed in thousands)

(Loss) income from continuing operations before provision for income taxes and noncontrolling interest in income (loss) of subsidiaries	$(396,597)		$(215,116)		$136,378
(Benefit) provision for income taxes calculated at federal statutory income tax rates	$(138,809)	35.0%	$(75,291)	35.0%	$47,733	35.0%
Effects of differences in tax reporting:
Tax-exempt interest income, net of tax preference adjustment	(515)	0.1	(768)	0.4	(961)	(0.7)
State income taxes	(13,200)	3.3	(9,834)	4.6	3,565	2.6
Bank owned life insurance, net of premium	7,817	(2.0)	(952)	0.4	(1,283)	(0.9)
Noncontrolling investment in flow through entity	7,460	(1.9)	405	(0.2)	(27)	—
Amortization of intangibles	26,600	(6.7)	—	—	—	—
Increase (decrease) in deferred tax asset valuation allowance, net of federal benefit	111,109	(28.0)	101,584	(47.2)	(10,746)	(7.9)
Expiration of net operating loss carryforwards	2,175	(0.5)	2,828	(1.3)	—	—
Other, net	(244)	0.1	351	(0.2)	(1,003)	(0.8)
Provision for income taxes	$2,393	(0.6)%	$18,323	(8.5)%	$37,278	27.3%

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(dollars expressed in thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$98,249	37,013
State net operating loss carryforwards	31,291	11,933
Allowance for loan losses	111,624	95,302
Loans held for sale	1,997	1,349
Alternative minimum and general business tax credits	14,716	12,978
Interest on nonaccrual loans	17,820	7,626
Deferred compensation	3,869	5,715
Net fair value adjustment for available-for-sale investment securities	—	19
Core deposit intangibles	818	—
Partnership and corporate investments	21,923	13,541
Overdraft, robbery and other fraud losses	2,709	2,774
Accrued contingent liabilities	3,725	2,017
Other	11,026	6,636
Gross deferred tax assets	319,767	196,903
Valuation allowance	(295,067)	(160,052)
Deferred tax assets, net of valuation allowance	24,700	36,851
Deferred tax liabilities:
Depreciation on bank premises and equipment	6,521	6,861
Servicing rights	5,477	3,490
Net fair value adjustment for derivative instruments	2,011	5,110
Net fair value adjustment for available-for-sale investment securities	450	—
Core deposit intangibles	—	2,224
Customer list intangibles	—	8,084
Discount on loans	1,647	3,228
Equity investments	5,481	5,499
State taxes	4,549	4,362
Deferred loan fees	5,468	5,718
Other	968	989
Deferred tax liabilities	32,572	45,565
Net deferred tax liabilities	$(7,872)	(8,714)

The realization of First Banks’ net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. First Banks has recorded a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008. The deferred tax asset valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes, which was subsequently incorporated into ASC Topic 740, “Income Taxes.” Under ASC Topic 740, First Banks is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, First Banks generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of income.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Changes in the deferred tax asset valuation allowance for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(dollars expressed in thousands)

Balance, beginning of year	$160,052	23,278	21,401
Purchase acquisitions	—	—	20,177
Reversal of deferred tax asset valuation allowance to provision for income taxes	(2,229)	(22,938)	(10,746)
Reversal of deferred tax asset valuation allowance to goodwill and other intangible assets	—	—	(7,554)
Increase in deferred tax asset valuation allowance to provision for income taxes	134,134	157,085	—
Increase in deferred tax asset valuation allowance to accumulated other comprehensive loss	3,110	1,707	—
Adjustment to purchase acquisitions completed in prior periods	—	920	—
Balance, end of year	$295,067	160,052	23,278
Upon completion of the 2004 acquisition of CIB Bank and the 2007 acquisition of CFHI, the net deferred tax assets associated with the respective acquisitions were evaluated to determine whether it was more likely than not that the net deferred tax assets would be recognized in the future. The ability to utilize the net deferred tax assets recorded in connection with the acquisitions is subject to a number of limitations. Among these limitations is the restriction that any built-in loss (the fair value of the entity was less than the tax basis) that existed at the date of acquisition, if realized within the first five years subsequent to the date of acquisition, will be deferred and must be carried forward and subjected to rules similar to the rules for carrying forward net operating losses. Based upon these factors, management established a valuation allowance for CIB Bank in 2004 and CFHI in 2007 in the amounts of $21.4 million and $20.2 million, respectively.

At December 31, 2007, the deferred tax assets associated with the acquisition of CIB Bank were evaluated and management concluded that $18.3 million of the valuation allowance was no longer required as the corresponding net deferred tax assets no longer existed due to the recognition of temporary differences. First Banks did not have any goodwill related to the CIB Bank acquisition at December 31, 2007. In accordance with SFAS No. 141, Business Combinations, which was subsequently incorporated into ASC Topic 805, “Business Combinations,” First Banks reduced the carrying values of certain acquired assets to zero, which included a reduction of core deposit intangibles of $5.9 million and bank premises and equipment of $6.6 million. In addition, net deferred tax assets were increased by $4.9 million to reflect the impact of the reductions of the carrying values of the core deposit intangibles and bank premises and equipment. The remaining amount of $10.7 million was recorded as a reduction of income tax expense.

On September 30, 2008, the Internal Revenue Service (IRS) issued Notice 2008-83. In accordance with Notice 2008-83, any deduction properly allowed after an ownership change to a bank with respect to losses on loans or bad debts (including any deduction for a reasonable addition to a reserve for bad debts) shall not be treated as a built-in loss. As a result of Notice 2008-83, certain loan charge-offs and additions to First Bank’s allowance for loan losses are no longer considered to be built-in losses. Consequently, on September 30, 2008, First Banks concluded that $1.8 million and $21.0 million of the deferred tax asset valuation allowances related to CIB Bank and CFHI, respectively, were no longer required and recorded a reversal of the deferred tax asset valuation allowances in the amount of $22.9 million, of which $21.6 million resulted in an increase to the benefit for income taxes for the three months ended September 30, 2008, and a corresponding reduction of the provision for income taxes for the year ended December 31, 2008.

In the fourth quarter of 2008, First Bank recorded a deferred tax asset valuation allowance of $158.9 million, which resulted in increases to the provision for income taxes and accumulated other comprehensive loss of $144.8 million and $1.7 million, respectively. As described above, the deferred tax asset valuation allowance was primarily established as a result of the Company’s three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective and verifiable evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

On January 1, 2007, First Banks implemented FIN 48, which was subsequently incorporated into ASC Topic 740. The implementation resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to retained earnings.

At December 31, 2009 and 2008, First Banks had unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, of $3.4 million and $3.3 million, respectively. A reconciliation of the beginning and ending balance of these unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(dollars expressed in thousands)

Balance, beginning of year	$3,314	12,244
Additions:
Tax positions taken during the current year	234	301
Tax positions taken during the prior year	—	195
Reductions:
Tax positions taken during the prior year	(39)	(2,968)
Change in tax law	—	(4,794)
Lapse of statute of limitations	(85)	(1,664)
Balance, end of year	$3,424	3,314

At December 31, 2009 and 2008, the total amount of unrecognized tax benefits that would affect the effective income tax rate was $1.6 million. It is First Banks’ policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. During the years ended December 31, 2009 and 2007, First Banks recorded interest expense of $211,000 and $527,000 related to unrecognized tax benefits, whereas First Banks recorded interest income of $412,000 related to unrecognized tax benefits during the year ended December 31, 2008. At December 31, 2009 and 2008, interest accrued for uncertain tax positions was $1.2 million and $1.0 million, respectively. There were no penalties for uncertain tax positions accrued at December 31, 2009 and 2008, nor did First Banks recognize any expense for penalties during 2009 and 2008.

As previously described, Notice 2008-83 was issued on September 30, 2008. When applying Notice 2008-83 to the acquisition of CIB Bank, a contingency reserve on the loan charge-offs would not have been required to be established under ASC Topic 740. Consequently, the full amount of the contingency reserve of $4.5 million, net of the federal benefit, and the related interest reserve of $904,000 that had been established in accordance with ASC Topic 740 were reversed during 2008.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2009 could decrease by approximately $2.3 million by December 31, 2010, as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the effective income tax rate is estimated to be approximately $823,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

First Banks files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Management of First Banks believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. The Company’s federal returns through 2004 have been examined by the IRS and, except for changes to 2003 from the carryback of a 2008 casualty loss, there are no open issues for years prior to 2005. Currently, the IRS is examining First Bank’s federal income tax returns for the years 2003 and 2005 through 2008. These years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses. First Banks has recorded a tax benefit only for those positions that meet the “more likely than not” standard. The Company’s current estimate of the resolution of various state examinations, none of which are in process, is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Company’s estimate may result in future income tax expense or benefit. First Bank has executed a waiver for the statute of limitations extending the period for the 2005 and 2006 tax years to December 31, 2011.

First Banks is no longer subject to U.S. federal, state or local income tax examination by tax authorities for the years prior to 2005. During 2008, First Banks had a federal tax examination for the 2004 tax year and a California tax examination for the 2004 and 2005 tax years. Both examinations were subsequently closed during 2008 with no changes to the reported tax required.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

At December 31, 2009 and 2008, the accumulation of prior years’ earnings representing tax bad debt deductions was approximately $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Banks would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

At December 31, 2009, First Banks’ net operating loss carryforwards expire as follows:

(dollars expressed in thousands)
Year ending December 31:
2010	$7
2011	3
2012	1,834
2017 – 2020	5,346
2021 – 2026	43,105
2028 – 2029	268,758
Total	$319,053

Note 14 – Earnings (Loss) Per Common Share

The following is a reconciliation of basic and diluted (loss) income per share for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands, except share and per share data)

Basic:
Net (loss) income from continuing operations attributable to First Banks, Inc.	$(377,675)	(232,281)	99,022
Preferred stock dividends declared and undeclared	(16,536)	(786)	(786)
Accretion of discount on preferred stock	(3,299)	—	—
Net (loss) income from continuing operations attributable to common stockholders	(397,510)	(233,067)	98,236
Net loss from discontinued operations attributable to common stockholders	(49,946)	(54,874)	(49,562)
Net (loss) income available to First Banks, Inc. common stockholders	$(447,456)	(287,941)	48,674
Weighted average shares of common stock outstanding	23,661	23,661	23,661
Basic (loss) income per common share – continuing operations	$(16,800.20)	(9,850.28)	4,151.82
Basic loss per common share – discontinued operations	$(2,110.90)	(2,319.18)	(2,094.68)
Basic (loss) income per common share	$(18,911.10)	(12,169.46)	2,057.14

Diluted:
Net (loss) income from continuing operations attributable to common stockholders	$(397,510)	(233,067)	98,236
Net loss from discontinued operations attributable to common stockholders	(49,946)	(54,874)	(49,562)
Net (loss) income available to First Banks, Inc. common stockholders	(447,456)	(287,941)	48,674
Effect of dilutive securities:
Class A convertible preferred stock	—	—	769
Diluted (loss) income per common share – net (loss) income available to First Banks, Inc. common stockholders	$(447,456)	(287,941)	49,443

Weighted average shares of common stock outstanding	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	394
Weighted average diluted shares of common stock outstanding	23,661	23,661	24,055
Diluted (loss) income per common share – continuing operations	$(16,800.20)	(9,850.28)	4,115.77
Diluted loss per common share – discontinued operations	$(2,110.90)	(2,319.18)	(2,060.35)
Diluted (loss) income per common share	$(18,911.10)	(12,169.46)	2,055.42

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15 – Credit Commitments

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

Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(dollars expressed in thousands)

Commitments to extend credit	$1,491,353	2,140,532
Commercial and standby letters of credit	147,313	181,388
	$1,638,666	2,321,920

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. In the event of nonperformance, First Banks may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2009 expire, at various dates, within eight years.

Note 16 – Fair Value Disclosures

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Items Measured on a Recurring Basis.  Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 are reflected in the following table:

	Fair Value Measurements
	December 31, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	1,547	—	1,547
Residential mortgage-backed	—	498,348	—	498,348
Commercial mortgage-backed	—	985	—	985
State and political subdivisions	—	12,174	—	12,174
Equity investments	3,600	10,678	—	14,278
Mortgage loans held for sale	—	35,562	—	35,562
Derivative instruments	—	1,605	—	1,605
Servicing rights	—	—	20,608	20,608
Total	$3,600	560,899	20,608	585,107

Liabilities:
Derivative instruments	$—	4,516	—	4,516
Nonqualified deferred compensation plan	9,013	—	—	9,013
Total	$9,013	4,516	—	13,529

	Fair Value Measurements
	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	1,846	—	1,846
Residential mortgage-backed	—	517,131	—	517,131
State and political subdivisions	—	21,209	—	21,209
Equity investments	6,318	10,678	—	16,996
Mortgage loans held for sale	—	18,483	—	18,483
Derivative instruments	—	583	—	583
Servicing rights	—	—	16,381	16,381
Total	$6,318	569,930	16,381	592,629

Liabilities:
Derivative instruments	$—	4,953	—	4,953
Nonqualified deferred compensation plan	7,676	—	—	7,676
Total	$7,676	4,953	—	12,629

The following table presents the changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2009 and 2008:

	Servicing Rights
	2009	2008
	(dollars expressed in thousands)

Balance, beginning of year	$16,381	12,758
Impact of election to measure servicing rights at fair value under ASC Topic 860	—	10,443
Total gains or losses (realized/unrealized):
Included in earnings (1)	(2,896)	(11,825)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	7,123	5,005
Transfers in and/or out of level 3	—	—
Balance, end of year	$20,608	16,381
__________________
(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Items Measured on a Nonrecurring Basis.  From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 are reflected in the following table:

	Fair Value Measurements
	December 31, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Loans held for sale	$—	7,122	—	7,122
Impaired loans	—	—	652,166	652,166
Total	$—	7,122	652,166	659,288

	Fair Value Measurements
	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Loans held for sale	$—	20,237	—	20,237
Impaired loans	—	—	382,105	382,105
Total	$—	20,237	382,105	402,342

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

During 2009, certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $143.6 million and $109.3 million during the years ended December 31, 2009 and 2008, respectively. In addition to other real estate measured at fair value upon initial recognition, First Banks recorded write-downs to the balance of other real estate of $37.4 million and $2.8 million to noninterest expense for the years ended December 31, 2009 and 2008, respectively. Other real estate was $125.2 million at December 31, 2009, compared to $91.5 million at December 31, 2008.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Loans: The fair value of all other loans held for portfolio was estimated utilizing discounted cash flow calculations. These cash flow calculations include assumptions for prepayment estimates over the loans’ remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The estimated fair value of First Banks’ financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$2,516,251	2,516,251	842,316	842,316
Investment securities:
Available for sale	527,332	527,332	557,182	557,182
Held to maturity	14,225	15,258	17,912	18,507
Loans held for portfolio	6,299,161	5,902,354	8,334,041	7,683,098
Loans held for sale	42,684	42,684	38,720	38,720
FHLB and Federal Reserve Bank stock	65,076	65,076	47,832	47,832
Derivative instruments	1,605	1,605	583	583
Bank-owned life insurance	26,372	26,372	118,825	118,825
Accrued interest receivable	25,731	25,731	35,773	35,773
Assets held for sale	16,975	16,975	—	—
Assets of discontinued operations	518,056	518,056	—	—

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,270,276	1,270,276	1,241,916	1,241,916
Interest-bearing demand	914,020	914,020	935,805	935,805
Savings and money market	2,260,869	2,260,869	2,777,285	2,777,285
Time deposits	2,618,808	2,640,741	3,786,514	3,832,495
Other borrowings	767,494	764,992	575,133	576,021
Derivative instruments	4,516	4,516	4,953	4,953
Accrued interest payable	12,196	12,196	12,561	12,561
Subordinated debentures	353,905	272,007	353,828	269,946
Liabilities held for sale	24,381	23,164	—	—
Liabilities of discontinued operations	1,730,264	1,660,206	—	—

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(738)	(738)	(419)	(419)

Note 17 – Employee Benefits

401(k) Plan.  First Banks’ 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by First Banks’ Board of Directors. Employee contributions were limited to $16,500 of gross compensation for 2009. Total employer contributions under the plan were $932,000, $4.0 million and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The plan assets are held and managed under a trust agreement with First Bank’s trust department.

Nonqualified Deferred Compensation Plan. First Banks’ nonqualified deferred compensation plan (the NQDC Plan), which covers a select group of employees, is administered by an independent third party. The NQDC Plan is exempt from the participation, vesting, funding and fiduciary requirements of the Employee Retirement Income Security Act of 1974. Participants may contribute from 1% to 25% of their salary and up to 100% of their bonuses on a pre-tax basis. Balances outstanding under the NQDC Plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $9.0 million and $7.7 million at December 31, 2009 and 2008, respectively. First Banks recognized salaries and employee benefits expense related to the NQDC Plan of $1.3 million and $682,000 for the years ended December 31, 2009 and 2007, respectively, resulting from net earnings incurred by participants on the underlying investments in the plan. First Banks recognized a decrease in salaries and employee benefits expense related to the NQDC Plan of $2.0 million for the year ended December 31, 2008 resulting from net losses incurred by participants on the underlying investments in the plan.

Noncontributory Defined Benefit Pension Plan.  First Banks has a noncontributory defined benefit pension plan covering certain current and former employees of a bank holding company acquired by First Banks in 1994 and subsequently merged with and into First Banks on December 31, 2002. First Banks discontinued the accumulation of benefits under the Plan in 1994, and as such, there is no longer any service cost being accrued by Plan participants. During 2007, First Banks adopted the provisions of ASC Topic 715 which resulted in the recognition of a cumulative effect of change in accounting principle of $902,000, which was recorded as an increase to accumulated other comprehensive loss.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the Plan’s change in the projected benefit obligation and change in the fair value of Plan assets for the years ended December 31, 2009 and 2008 and amounts recognized in First Banks’ consolidated balance sheets as of December 31, 2009 and 2008 is as follows:

	2009	2008
	(dollars expressed in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$9,893	11,600
Interest cost	724	688
Actuarial loss (gain)	2,269	(1,529)
Benefit payments	(762)	(866)
Projected benefit obligation at end of year	$12,124	9,893
Change in Fair Value of Plan Assets:
Fair value at beginning of year	$8,112	10,491
Actual return on plan assets	1,426	(1,813)
Employer contributions	218	300
Benefit payments	(762)	(866)
Fair value at end of year	$8,994	8,112
Amount Recognized in Consolidated Balance Sheets:
Accrued pension liability	$3,130	1,781
Amounts Recognized in Accumulated Other Comprehensive Loss:
Loss	$(3,713)	(2,568)
Deferred tax liability	1,497	1,015
Loss, net of tax	$(2,216)	(1,553)

First Banks’ accrued pension liability of $3.1 million and $1.8 million at December 31, 2009 and 2008, respectively, represents the difference between the fair value of the Plan assets and the projected benefit obligation of the Plan, is reflected in accrued expenses and other liabilities in the consolidated balance sheets.

The following table reflects the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2009 and 2008:

	2009	2008

Discount rate	7.64%	6.15%
Expected long-term rate of return on Plan assets	7.00	7.50

The discount rate used to determine benefit obligations was 5.36% and 7.64% for the years ended December 31, 2009 and 2008, respectively.

A summary of the components of net periodic benefit cost for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(dollars expressed in thousands)

Interest cost	$724	688
Expected return on Plan assets	(543)	(769)
Amortization of net actuarial loss	242	66
Net periodic benefit cost	$423	(15)

Amounts recognized in accumulated other comprehensive loss consist of:

	2009	2008
	(dollars expressed in thousands)

Net loss	$1,386	1,053
Amortization of net actuarial loss	(242)	(66)
Total recognized in accumulated other comprehensive loss	$1,144	987

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The Plan’s investment strategy is focused on maximizing asset returns. The target allocations for Plan assets are 50% equity securities and 50% fixed income. Asset allocations can fluctuate between acceptable ranges commensurate with market volatility. Equity securities primarily include investments in large capitalization companies located in the United States. Debt securities include U.S. Treasuries, investment-grade corporate bonds of companies from diversified industries and mortgage-backed securities.

The fair value of Plan assets at December 31, 2009 and 2008 was comprised of the following:

	Fair Value Measurements
	December 31, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Plan Assets:
Cash and cash equivalents	$426	—	—	426
Equity securities	—	4,790	—	4,790
Debt securities	—	3,400	—	3,400
Other	—	378	—	378
Total	$426	8,568	—	8,994

	Fair Value Measurements
	December 31, 2008

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Plan Assets:
Cash and cash equivalents	$789	—	—	789
Equity securities	—	3,946	—	3,946
Debt securities	—	3,020	—	3,020
Other	—	357	—	357
Total	$789	7,323	—	8,112

Equity and debt securities included in Level 1 are valued using quoted market prices. Where quoted market prices are unavailable, the fair value of equity and debt securities included in Level 2 is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information.

First Banks expects to contribute $327,000 to the Plan in 2010. Pension benefit payments are expected to be paid to Plan participants by the Plan as follows:

(dollars expressed in thousands)
Year ending December 31:
2010	$809
2011	829
2012	837
2013	832
2014	832
2015 – 2019	4,287

Note 18 – Stockholders’ Equity

There is no established public trading market for First Banks’ common stock. Various trusts, which were established by and are administered by and for the benefit of First Banks’ Chairman of the Board and members of his immediate family, own all of the voting stock of First Banks.

First Banks has four classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. Effective August 10, 2009, First Banks suspended the declaration of dividends on its Class A and Class B preferred stock. The annual dividend rate was 2.50% for the Class A preferred stock and 2.92% for the Class B preferred stock for the year ended December 31, 2009. The annual dividend rate was 6.0% for the Class A preferred stock and 7.0% for the Class B preferred stock for the years ended December 31, 2008 and 2007, respectively.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

On December 31, 2008, First Banks issued 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) to the United States Department of the Treasury (U.S. Treasury) in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% thereafter, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed.

First Banks allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being amortized to retained earnings on a level-yield basis over five years, consistent with management’s estimates of the life of the preferred stock. Accretion of the discount on the Class C Preferred Stock was $3.3 million for the year ended December 31, 2009.

The redemption of any issue of preferred stock requires the prior approval of the Board of Governors of the Federal Reserve System (Federal Reserve). Furthermore, the agreement that First Banks entered into with the U.S. Treasury associated with the issuance of the Class C Preferred Stock and the Class D Preferred Stock contains limitations on certain actions of First Banks, including, but not limited to, payment of dividends and redemptions and acquisitions of First Banks’ equity securities. In addition, First Banks, under its agreement with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital. In addition, First Banks agreed not to declare any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements.

On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, First Banks also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. First Banks has declared and deferred $8.0 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock and has declared and accrued an additional $109,000 of cumulative dividends on such deferred dividend payments as of December 31, 2009.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(dollars expressed in thousands)

Net (loss) income	$(448,936)	(288,313)	49,538
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities, net of tax	5,874	6,043	(205)
Reclassification adjustment for available-for-sale investment securities (gains) losses included in net loss, net of tax	(5,004)	5,694	122
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	469	—	—
Change in unrealized (losses) gains on derivative instruments, net of tax (1)	(5,755)	1,745	9,148
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments	(3,099)	(1,707)	—
Amortization of net loss related to pension liability, net of tax	(664)	(651)	—
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	(480)	—	—
Comprehensive (loss) income	(457,595)	(277,189)	58,603
Comprehensive (loss) income attributable to noncontrolling interest in subsidiaries	(21,315)	(1,158)	78
Comprehensive (loss) income attributable to First Banks, Inc.	$(436,280)	(276,031)	58,525
_______________________
(1)
In the third quarter of 2009, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive loss to net gain (loss) on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 5 and Note 12 to the consolidated financial statements.

Other comprehensive (loss) income of ($8.7) million, $11.1 million and $9.1 million, as presented in the consolidated statements of changes in stockholders’ equity and comprehensive income (loss), is reflected net of income tax (benefit) expense of ($3.0) million, $6.9 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On January 1, 2009, First Banks implemented new guidance under ASC Topic 810, “Consolidation,” which resulted in the reclassification of noncontrolling interest in subsidiaries of $129.4 million from a liability to a component of stockholders’ equity in the consolidated balance sheets, as further described in Note 1 to the consolidated financial statements.

As a result of First Bank’s purchase of FCA’s noncontrolling interest in SBLS LLC, as further described in Note 19 to the consolidated financial statements, First Banks recorded an increase in additional paid-in-capital of $2.8 million and a decrease in noncontrolling interest in subsidiaries of $4.7 million during the second quarter of 2009.

On January 1, 2008, First Banks elected to measure servicing rights at fair value as permitted by ASC Topic 860. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $6.3 million, net of tax, which was recorded as an increase to retained earnings, as further described in Note 6 to the consolidated financial statements.

Effective December 31, 2007, First Banks adopted the recognition and disclosure provisions of ASC Topic 715, which resulted in the recognition of a cumulative effect of change in accounting principle of $902,000, which was recorded as a decrease to other comprehensive income as further described in Note 17 to the consolidated financial statements.

On January 1, 2007, First Banks implemented FIN 48, which was subsequently incorporated into ASC Topic 740. The implementation of the new provisions of ASC Topic 740 resulted in the recognition of a cumulative effect of change in accounting principle of $2.5 million, which was recorded as an increase to retained earnings, as further described in Note 1 and Note 13 to the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 19 – Transactions With Related Parties

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

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks’ Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks and its subsidiaries. Fees paid under agreements with First Services were $29.4 million, $33.6 million and $34.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $3.1 million, $3.8 million and $3.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, First Services paid approximately $1.9 million, $1.9 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

Effective January 1, 2009, First Services entered into an Affiliate Services Agreement with First Banks and First Bank. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees paid under the Affiliate Services Agreement by First Services were $231,000 for the year ended December 31, 2009.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks’ Chairman and members of his immediate family, received approximately $5.7 million, $6.2 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $227,000, $216,000 and $183,000 for the years ended December 31, 2009, 2008 and 2007, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

The Dierberg Educational Foundation, Inc. In January 2007, First Banks contributed 48,796 shares of common stock held in its available-for-sale investment securities portfolio with a fair value of $1.7 million to the Dierberg Educational Foundation, Inc. (the Foundation), a charitable foundation established by First Banks’ Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $1.7 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $147,000, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recognized a tax benefit of $1.0 million associated with this transaction. Furthermore, First Bank contributed $3.5 million in cash to the Foundation, thereby bringing the total value of charitable contributions to the Foundation to $5.3 million for the year ended December 31, 2007. There were no charitable contributions made to the Foundation during the years ended December 31, 2009 and 2008.

Dierberg Vineyards / Wineries. First Banks periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that are owned and operated by First Banks’ Chairman and members of his immediate family. First Banks utilizes these products primarily for customer and employee events and promotions, and business development functions. During the years ended December 31, 2009, 2008 and 2007, First Banks purchased products aggregating approximately $133,000, $258,000 and $333,000, respectively, from these entities.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks’ Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $437,000, $419,000 and $395,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

First Capital America, Inc. / Small Business Loan Source LLC. In June 2005, FCA, a corporation owned by First Banks’ Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. In January and June 2007, First Bank contributed $4.0 million and $7.8 million, respectively, to SBLS LLC in the form of additional capital contributions, thereby increasing First Bank’s ownership of SBLS LLC to 76.0% and decreasing FCA’s ownership to 24.0%. On March 31, 2009, First Bank contributed $5.0 million to SBLS LLC in the form of an additional capital contribution, thereby increasing First Bank’s ownership of SBLS LLC to 82.55% and decreasing FCA’s ownership to 17.45%.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank for a purchase price consisting of (i) an initial payment to be made on or before May 15, 2009 of an amount equal to 50% of the carrying value of FCA’s ownership interest in SBLS LLC as of April 30, 2009, as reflected within the financial statements of First Banks, which represented an estimate agreed to by First Bank and FCA of the fair market value of FCA’s ownership interest in SBLS LLC, and (ii) an adjustment in the purchase price to reflect such fair market value, based upon an appraisal of such value to be performed by an independent third party mutually acceptable to First Bank and FCA. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC. On May 14, 2009, First Bank made an initial payment of $1.6 million to FCA, representing 50% of the carrying value of FCA’s ownership interest in SBLS LLC as of April 30, 2009. Subsequent to May 14, 2009, First Bank obtained an appraisal of SBLS LLC from an independent third party indicating the fair market value of FCA’s ownership interest to be $1.9 million as of April 30, 2009, or $241,000 greater than the initial payment. The additional amount of $241,000 due to FCA was paid in July 2009. As a result of the purchase of FCA’s noncontrolling interest in SBLS LLC, First Banks recorded an increase in additional paid-in-capital with a corresponding decrease in noncontrolling interest in subsidiaries of $2.8 million during the second quarter of 2009.

During the first and third quarters of 2007, SBLS LLC modified the structure of its then existing Multi-Party Agreement by and among SBLS LLC, First Bank, Colson Services Corp., fiscal transfer agent for the SBA, and the SBA, in addition to a Loan and Security Agreement by and among First Bank and the SBA, that provided a $50.0 million warehouse line of credit for loan funding purposes. In September 2007, the existing loan under the agreement was refinanced by a Promissory Note entered into between SBLS LLC and First Bank that provided a $75.0 million unsecured revolving line of credit which was subsequently renewed at maturity on September 30, 2008 with a new maturity date of September 30, 2009. Interest was payable monthly in arrears on the outstanding loan balances at a current rate equal to the 30-day LIBOR plus 40 basis points. On January, 1, 2009, SBLS LLC executed an Amended Promissory Note with First Bank, which modified the interest payable monthly in arrears on the outstanding loan balance to a current rate equal to the First Bank internal Commercial Cost of Funds Rate, which averaged 3.63% for the nine months ended September 30, 2009. On September 30, 2009, First Bank purchased all of the loans and certain other assets and assumed all of the liabilities of SBLS LLC, and in conjunction with this transaction, SBLS LLC paid off in full the outstanding loan balance. The balance of advances outstanding under the respective agreement was $66.2 million at December 31, 2008. Interest expense recorded by SBLS LLC under the respective agreements was $1.8 million, $2.0 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The balance of the advances and the related interest expense recognized by SBLS LLC was eliminated for purposes of the consolidated financial statements.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, First Banks formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of December 31, 2009. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios under existing regulatory guidelines.

FB Holdings entered into a Services Agreement with First Banks and First Bank effective May 2008. The Services Agreement relates to various services provided to FB Holdings by First Banks and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $570,000 and $428,000 in aggregate for the years ended December 31, 2009 and 2008, respectively.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Investors of America Limited Partnership. In May 2008, First Banks entered into a Credit Agreement with Investors of America, LP, and in August 2008, First Banks entered into an Amended Credit Agreement with Investors of America, LP, as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of First Banks’ Chairman and members of his immediate family. The Credit Agreement matured on June 30, 2009. There were no advances outstanding under the Credit Agreement at December 31, 2008. Interest expense, comprised of commitment fees, recorded by First Banks under the Credit Agreement was $37,000 for the year ended December 31, 2009. Interest expense, including commitment fees, recorded by First Banks under the Credit Agreement was $303,000 for the year ended December 31, 2008.

Steven F. Schepman. Mr. Steven F. Schepman, the former son-in-law of First Banks’ Chairman, and former Director and Executive Vice President of First Banks, received salary and bonus compensation of $157,000 and $204,000 for the years ended December 31, 2009 and 2008, respectively.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks were approximately $37.2 million and $49.0 million at December 31, 2009 and 2008, respectively. First Bank does not extend credit to its officers or to officers of First Banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

Note 20 – Business Segment Results

First Banks’ business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks’ mortgage banking and trust and private banking business units. First Banks’ products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, Illinois, southern and northern California, Houston and Dallas, Texas, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The business segment results are consistent with First Banks’ internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. The business segment results are summarized as follows:

	Corporate, Other and Intercompany
	First Bank			Reclassifications			Consolidated Totals
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(dollars expressed in thousands)

Balance sheet information:

Investment securities	$527,279	559,611	956,891	14,278	15,483	21,785	541,557	575,094	978,676
Loans, net of unearned discount	6,608,293	8,592,975	8,886,184	—	—	—	6,608,293	8,592,975	8,886,184
FHLB and FRB stock	65,076	47,832	40,595	—	—	—	65,076	47,832	40,595
Goodwill and other intangible assets	144,439	306,800	315,651	—	—	—	144,439	306,800	315,651
Assets held for sale	16,975	—	—	—	—	—	16,975	—	—
Assets of discontinued operations	518,056	—	—	—	—	—	518,056	—	—
Total assets	10,561,500	10,756,737	10,872,602	20,496	26,417	29,868	10,581,996	10,783,154	10,902,470
Deposits	7,071,493	8,843,901	9,164,868	(7,520)	(102,381)	(15,675)	7,063,973	8,741,520	9,149,193
Other borrowings	767,494	575,133	409,616	—	—	—	767,494	575,133	409,616
Notes payable	—	—	—	—	—	39,000	—	—	39,000
Subordinated debentures	—	—	—	353,905	353,828	353,752	353,905	353,828	353,752
Liabilities held for sale	24,381	—	—	—	—	—	24,381	—	—
Liabilities of discontinued operations	1,730,264	—	—	—	—	—	1,730,264	—	—
Stockholders’ equity	878,277	1,240,940	1,208,552	(355,897)	(244,585)	(360,931)	522,380	996,355	847,621

Income statement information:

Interest income	$413,726	550,517	657,414	549	900	1,169	414,275	551,417	658,583
Interest expense	113,081	173,842	215,157	15,301	22,330	27,356	128,382	196,172	242,513
Net interest income	300,645	376,675	442,257	(14,752)	(21,430)	(26,187)	285,893	355,245	416,070
Provision for loan losses	390,000	368,000	65,056	—	—	—	390,000	368,000	65,056
Net interest (loss) income after provision for loan losses	(89,355)	8,675	377,201	(14,752)	(21,430)	(26,187)	(104,107)	(12,755)	351,014
Noninterest income	80,934	76,725	60,321	(6,771)	(10,952)	(1,793)	74,163	65,773	58,528
Goodwill impairment	75,000	—	—	—	—	—	75,000	—	—
Amortization of intangible assets	4,991	6,346	6,179	—	—	—	4,991	6,346	6,179
Other noninterest expense	286,492	260,150	263,276	170	1,638	3,709	286,662	261,788	266,985
(Loss) income from continuing operations before provision (benefit) for income taxes	(374,904)	(181,096)	168,067	(21,693)	(34,020)	(31,689)	(396,597)	(215,116)	136,378
Provision (benefit) for income taxes	2,422	21,331	48,787	(29)	(3,008)	(11,509)	2,393	18,323	37,278
Net (loss) income from continuing operations, net of tax	(377,326)	(202,427)	119,280	(21,664)	(31,012)	(20,180)	(398,990)	(233,439)	99,100
Discontinued operations, net of tax	(49,946)	(54,874)	(49,562)	—	—	—	(49,946)	(54,874)	(49,562)
Net (loss) income	(427,272)	(257,301)	69,718	(21,664)	(31,012)	(20,180)	(448,936)	(288,313)	49,538
Net (loss) income attributable to noncontrolling interest in subsidiaries	(21,315)	(1,158)	78	—	—	—	(21,315)	(1,158)	78
Net (loss) income attributable to First Banks, Inc	$(405,957)	(256,143)	69,640	(21,664)	(31,012)	(20,180)	(427,621)	(287,155)	49,460

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 21 – Regulatory Capital

First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, First Bank is currently required to maintain its Tier 1 capital ratio at no less than 7.00% in accordance with the provisions of its agreement entered into with the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Business – Regulatory Matters.” At December 31, 2009, First Bank’s Tier 1 capital ratio of 9.11% was approximately $159.6 million over the minimum level required by the agreement.

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. First Banks was categorized as undercapitalized at December 31, 2009 and well capitalized as of December 31, 2008. First Bank was categorized as well capitalized as of December 31, 2009 and 2008. As of December 31, 2009, the most recent notification from First Banks’ primary regulator categorized First Banks as undercapitalized and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized and adequately capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

As further described in Notes 1 and 2 to the consolidated financial statements and “Item 1 —Business – Recent Developments,” on August 10, 2009, First Banks announced the adoption of its Capital Plan, in order to, among other things, preserve First Banks’ risk-based capital in the current and continuing economic downturn.

The successful completion of all or any portion of the Capital Plan is not assured, and no assurance can be made that the Capital Plan will not be materially modified in the future. If First Banks is not able to complete a substantial portion of the Capital Plan, its regulatory capital ratios may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened.

At December 31, 2009 and 2008, First Banks’ and First Bank’s required and actual capital ratios were as follows:

	Actual				For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	2009		2008
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)

Total capital (to risk-weighted assets):
First Banks	$740,560	9.78%	$1,148,407	12.11%	8.0%	N/A
First Bank	785,799	10.39	1,042,948	11.01	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks	370,280	4.89	841,152	8.87	4.0	N/A
First Bank	689,117	9.11	923,318	9.75	4.0	6.0

Tier 1 capital (to average assets):
First Banks	370,280	3.52	841,152	8.04	4.0	N/A
First Bank	689,117	6.56	923,318	8.85	4.0	5.0

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. On March 16, 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of December 31, 2009, would reduce First Banks’ total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.44%, 4.11% and 2.95%, respectively. The final rules that will be effective in March 2011, if implemented as of December 31, 2009, would not have an impact on First Bank’s regulatory capital ratios.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 22 – Distribution of Earnings of First Bank

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 23 – Parent Company Only Financial Information

Following are condensed balance sheets of First Banks, Inc. as of December 31, 2009 and 2008, and condensed statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(dollars expressed in thousands)
Assets

Cash deposited in First Bank	$7,400	102,182
Cash deposited in unaffiliated financial institutions	3,862	3,747
Total cash	11,262	105,929
Investment securities	14,278	15,483
Investment in subsidiaries	775,034	1,109,706
Advances due from CFHI	—	1,555
Other assets	2,664	7,191
Total assets	$803,238	1,239,864

Liabilities and Stockholders’ Equity

Subordinated debentures	$353,905	353,828
Derivative instruments	4,171	4,876
Accrued interest payable	7,075	1,333
CPP dividends payable	8,158	—
Accrued expenses and other liabilities	10,965	12,855
Total liabilities	384,274	372,892
First Banks, Inc. stockholders’ equity	418,964	866,972
Total liabilities and stockholders’ equity	$803,238	1,239,864

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(dollars expressed in thousands)

Income:
Dividends from subsidiaries	$—	55,182	45,000
Management fees from subsidiaries	2,120	32,039	34,386
Loss on available-for-sale investment securities	(1,205)	(10,480)	(1,286)
Net loss on derivative instruments	(5,585)	—	—
Other	873	1,040	1,424
Total income	(3,797)	77,781	79,524
Expense:
Interest	15,535	22,386	27,537
Salaries and employee benefits	840	19,767	23,829
Legal, examination and professional fees	146	3,664	2,979
Charitable contributions	—	55	1,905
Other	1,188	9,280	10,037
Total expense	17,709	55,152	66,287
(Loss) income before benefit for income taxes and equity in undistributed (losses) earnings of subsidiaries	(21,506)	22,629	13,237
Benefit for income taxes	(17)	(3,057)	(11,535)
(Loss) income before equity in undistributed (losses) earnings of subsidiaries	(21,489)	25,686	24,772
Equity in undistributed (losses) earnings of subsidiaries	(406,132)	(312,841)	24,688
Net (loss) income	$(427,621)	(287,155)	49,460

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(dollars expressed in thousands)
Cash flows from operating activities:
Net (loss) income	$(427,621)	(287,155)	49,460
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net loss (income) of subsidiaries	406,132	257,659	(69,688)
Dividends from subsidiaries	—	55,182	45,000
Decrease in advances due from SFC	—	—	90,000
Other, net	13,832	10,174	10,057
Net cash (used in) provided by operating activities	(7,657)	35,860	124,829

Cash flows from investing activities:
Increase in investment securities	—	(147)	(2,616)
Investment in common securities of affiliated business
and statutory trusts	—	—	(2,322)
Payments from redemption of investment in common securities of affiliated business and statutory trusts	—	—	2,481
Acquisitions of subsidiaries	—	—	(50,749)
Capital contributions to subsidiaries	(80,000)	(200,000)	(40,000)
Other, net	(645)	(189)	(1,401)
Net cash used in investing activities	(80,645)	(200,336)	(94,607)

Cash flows from financing activities:
Advances drawn on notes payable	—	55,000	35,000
Repayments of notes payable	—	(94,000)	(61,000)
Proceeds from issuance of subordinated debentures	—	—	77,322
Repayments of subordinated debentures	—	—	(82,681)
Proceeds from issuance of preferred stock	—	295,400	—
Payment of preferred stock dividends	(6,365)	(786)	(786)
Net cash (used in) provided by financing activities	(6,365)	255,614	(32,145)
Net (decrease) increase in cash	(94,667)	91,138	(1,923)
Cash, beginning of year	105,929	14,791	16,714
Cash, end of year	$11,262	105,929	14,791
Noncash investing activities:
Cash paid for interest	$11,132	22,122	28,685

Note 24 – Contingent Liabilities

In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with MVP, First Bank’s institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are coexistent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks’ option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At December 31, 2009 and 2008, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote. As further described in Note 25 to the consolidated financial statements, First Bank expects to sell MVP on or about March 31, 2010. As a condition to completing this transaction, First Bank must be fully released from all obligations associated with the two continuing guaranty contracts.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Other. In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings other than those discussed above. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings is not reasonably likely to have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

On March 24, 2010, the Company, SFC and First Bank entered into an Agreement with the FRB, as further described in Note 1 to the consolidated financial statements.

Note 25 – (Unaudited) Subsequent events

On January 22, 2010, First Bank completed the sale of its Lawrenceville Branch to Peoples, which resulted in a pre-tax gain of $168,000, as further described in Note 2 to the consolidated financial statements. In conjunction with the transaction, Peoples assumed approximately $23.7 million of deposits for a premium of 5.0%, or approximately $1.2 million, as well as certain other liabilities, and purchased approximately $13.5 million of loans at par value as well as certain other assets, including premises and equipment.

On February 8, 2010, First Bank entered into a Purchase and Assumption Agreement with Prosperity, headquartered in Houston, Texas, that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas Region to Prosperity, as further described in Note 2 to the consolidated financial statements. Under the terms of the agreement, Prosperity is to purchase approximately $100.0 million in loans at par value as well as certain other assets, including premises and equipment, associated with First Bank’s Texas operations. Prosperity is also to assume approximately $500.0 million of deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, for a premium of 5.5%, or approximately $27.5 million. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2010.

On February 19, 2010, First Bank completed the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago Region to FirstMerit, which resulted in a pre-tax gain of $8.4 million, as further described in Note 2 to the consolidated financial statements. In conjunction with the transaction, FirstMerit purchased approximately $301.2 million in loans at par value as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago operations. FirstMerit also assumed substantially all of the deposits associated with First Bank’s 24 Chicago retail branches, including certain commercial deposit relationships, which totaled $1.20 billion, for a premium of 3.50%, or $42.1 million.

On March 5, 2010, First Bank entered into a Stock Purchase Letter Agreement that provides for the sale of First Bank’s subsidiary, MVP. Under the terms of the agreement, First Bank is to sell all of the capital stock of MVP for a purchase price of $100,000. The transaction is expected to be completed on or about March 31, 2010, or as soon as practicable after all applicable regulatory and other third-party approvals and consents have been obtained.

On March 24, 2010, the Company, SFC and First Bank entered into an Agreement with the FRB, as further described in Note 1 to the consolidated financial statements.

First Banks, Inc.

Quarterly Condensed Financial Data — Unaudited

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)

Interest income	$109,417	106,569	101,992	96,297
Interest expense	37,771	32,798	31,323	26,490
Net interest income	71,646	73,771	70,669	69,807
Provision for loan losses	108,000	112,000	107,000	63,000
Net interest (loss) income after provision for loan losses	(36,354)	(38,229)	(36,331)	6,807
Noninterest income	20,303	22,043	15,920	15,897
Noninterest expense	64,352	66,651	64,215	171,435
Loss from continuing operations before (benefit) provision for income taxes	(80,403)	(82,837)	(84,626)	(148,731)
(Benefit) provision for income taxes	(543)	2,972	58	(94)
Net loss from continuing operations, net of tax	(79,860)	(85,809)	(84,684)	(148,637)
Loss from discontinued operations before provision for income taxes	(11,511)	(10,343)	(7,773)	(20,290)
Provision for income taxes	29	—	—	—
Loss from discontinued operations, net of tax	(11,540)	(10,343)	(7,773)	(20,290)
Net loss	(91,400)	(96,152)	(92,457)	(168,927)
Less: net loss attributable to noncontrolling interest in subsidiaries	(1,994)	(2,833)	(1,380)	(15,108)
Net loss attributable to First Banks, Inc.	$(89,406)	(93,319)	(91,077)	(153,819)

Basic and diluted loss per common share:
Loss per common share from continuing operations	$(3,503.67)	(3,717.28)	(3,727.15)	(5,852.11)
Loss per common share from discontinued operations	$(487.73)	(437.13)	(328.51)	(857.53)
Loss per common share	$(3,991.40)	(4,154.41)	(4,055.66)	(6,709.64)

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)

Interest income	$154,612	137,520	133,743	125,542
Interest expense	58,845	47,756	45,939	43,632
Net interest income	95,767	89,764	87,804	81,910
Provision for loan losses	45,947	84,053	99,000	139,000
Net interest income (loss) after provision for loan losses	49,820	5,711	(11,196)	(57,090)
Noninterest income	26,573	13,721	13,473	12,006
Noninterest expense	66,339	67,299	67,161	67,335
Income (loss) from continuing operations before provision (benefit) for income taxes	10,054	(47,867)	(64,884)	(112,419)
Provision (benefit) for income taxes	5,173	(16,559)	(46,702)	76,411
Net income (loss) from continuing operations, net of tax	4,881	(31,308)	(18,182)	(188,830)
Loss from discontinued operations before (benefit) provision for income taxes	(16,787)	(15,154)	(13,030)	(10,018)
(Benefit) provision for income taxes	(7,178)	(6,578)	(6,097)	19,738
Loss from discontinued operations, net of tax	(9,609)	(8,576)	(6,933)	(29,756)
Net loss	(4,728)	(39,884)	(25,115)	(218,586)
Less: net income (loss) attributable to noncontrolling interest in subsidiaries	145	33	(154)	(1,182)
Net loss attributable to First Banks, Inc.	$(4,873)	(39,917)	(24,961)	(217,404)

Basic and diluted (loss) income per common share:
Income (loss) per common share from continuing operations	$191.85	(1,330.15)	(770.23)	(7,941.75)
Loss per common share from discontinued operations	$(406.11)	(362.46)	(293.01)	(1,257.60)
Loss per common share	$(214.26)	(1,692.61)	(1,063.24)	(9,199.35)

First Banks, Inc.

Investor Information

First Banks, Inc. Preferred Securities

The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol “FBSPrA.” The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2009 and 2008 are summarized as follows:

First Preferred Capital Trust IV (Issue Date – April 2003) – FBSPrA

	2009		2008		Dividend Declared (1)
	High	Low	High	Low
First quarter	$16.50	11.64	25.30	20.00	$0.509375
Second quarter	20.00	13.65	24.96	21.50	0.509375
Third quarter	19.60	5.58	24.85	12.73	0.509375
Fourth quarter	9.10	4.71	24.50	9.57	0.509375
					$2.037500
__________________
(1)	Amounts exclude the additional dividends on any cumulative unpaid dividends following the announcement of the deferral of payments in August 2009.

For Information Concerning First Banks, Please Contact:

Terrance M. McCarthy	Lisa K. Vansickle
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
135 North Meramec	135 North Meramec
Mail Code – M1-821-014	Mail Code – M1-821-014
Clayton, Missouri 63105	Clayton, Missouri 63105
Telephone – (314) 854-5400	Telephone – (314) 854-5400
www.firstbanks.com	www.firstbanks.com

Transfer Agent:

Computershare Investor Services, LLC
2 North LaSalle Street
Chicago, Illinois 60602
Telephone – (312) 588-4990
www.computershare.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signatures	Title	Date

/s/	James F. Dierberg	Director	March 25, 2010
James F. Dierberg

/s/	Terrance M. McCarthy	Director and President	March 25, 2010
	Terrance M. McCarthy	and Chief Executive Officer
(Principal Executive Officer)

/s/	Allen H. Blake	Director	March 25, 2010
Allen H. Blake

/s/	James A. Cooper	Director	March 25, 2010
James A. Cooper

/s/	David L. Steward	Director	March 25, 2010
David L. Steward

/s/	Douglas H. Yaeger	Director	March 25, 2010
Douglas H. Yaeger

/s/	Lisa K. Vansickle	Senior Vice President	March 25, 2010
	Lisa K. Vansickle	and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1+	Purchase and Assumption Agreement, dated as of November 11, 2009, by and between First Bank and FirstMerit Bank, N.A, as amended. – filed herewith.

3.1	Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).

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

10.15*
First Banks, Inc. Nonqualified Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

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

10.18*
Form of Omnibus Amendment Agreement executed by each of Terrance M. McCarthy, Russell L. Goldammer, Robert S. Holmes, F. Christopher McLaughlin and Lisa K. Vansickle, dated as of December 24, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008).

10.19	Written Agreement by and among First Banks, Inc., The San Francisco Company, First Bank and the Federal Reserve Bank of St. Louis, dated as of March 24, 2010 – filed herewith.

14.1
Code of Ethics for Principal Executive Officer and Financial Professionals, as amended (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

21.1	Subsidiaries of the Company – filed herewith.

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer – filed herewith.

32.2	Section 1350 Certifications of Chief Financial Officer – filed herewith.

99.1	EESA Section 111(b)(4) Certification of Chief Executive Officer – filed herewith.

99.2	EESA Section 111(b)(4) Certification of Chief Financial Officer – filed herewith.

+	Pursuant to Item 601(b)(2), the registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.