Form 10-Q
period 2010-03-31
FIRST BANKS, INC
filed 2010-05-13
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at April 30, 2010

Common Stock, $250.00 par value	23,661

First Banks, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

First Banks, Inc.

Consolidated Balance Sheets – (Unaudited)
 (dollars expressed in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$123,303	143,731
Short-term investments	1,340,955	2,372,520
Total cash and cash equivalents	1,464,258	2,516,251
Investment securities:
Available for sale	875,444	527,332
Held to maturity (fair value of $14,608 and $15,258, respectively)	13,493	14,225
Total investment securities	888,937	541,557
Loans:
Commercial, financial and agricultural	1,536,701	1,692,922
Real estate construction and development	970,524	1,052,922
Real estate mortgage	3,618,566	3,771,582
Consumer and installment	47,782	56,029
Loans held for sale	34,883	42,684
Total loans	6,208,456	6,616,139
Unearned discount	(9,541)	(7,846)
Allowance for loan losses	(250,064)	(266,448)
Net loans	5,948,851	6,341,845
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	51,950	65,076
Bank premises and equipment, net	178,050	178,302
Goodwill and other intangible assets	143,364	144,439
Bank-owned life insurance	6,640	26,372
Deferred income taxes	25,368	24,700
Other real estate	134,236	125,226
Other assets	87,426	83,197
Assets held for sale	737	16,975
Assets of discontinued operations	141,630	518,056
Total assets	$9,071,447	10,581,996

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,212,400	1,270,276
Interest-bearing demand	918,903	914,020
Savings and money market	2,289,924	2,260,869
Time deposits of $100 or more	971,286	931,151
Other time deposits	1,631,063	1,687,657
Total deposits	7,023,576	7,063,973
Other borrowings	567,013	767,494
Subordinated debentures	353,924	353,905
Deferred income taxes	33,240	32,572
Accrued expenses and other liabilities	102,166	87,027
Liabilities held for sale	—	24,381
Liabilities of discontinued operations	499,377	1,730,264
Total liabilities	8,579,296	10,059,616

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	282,189	281,356
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained earnings	58,708	91,271
Accumulated other comprehensive loss	(526)	(2,464)
Total First Banks, Inc. stockholders’ equity	389,172	418,964
Noncontrolling interest in subsidiaries	102,979	103,416
Total stockholders’ equity	492,151	522,380
Total liabilities and stockholders’ equity	$9,071,447	10,581,996

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Operations – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$81,070	101,430
Investment securities	5,204	7,076
FHLB and Federal Reserve Bank stock	583	401
Short-term investments	1,220	510
Total interest income	88,077	109,417
Interest expense:
Deposits:
Interest-bearing demand	386	383
Savings and money market	4,215	8,083
Time deposits of $100 or more	4,618	7,686
Other time deposits	8,267	14,760
Other borrowings	3,388	2,334
Notes payable	—	19
Subordinated debentures	3,100	4,506
Total interest expense	23,974	37,771
Net interest income	64,103	71,646
Provision for loan losses	42,000	108,000
Net interest income (loss) after provision for loan losses	22,103	(36,354)
Noninterest income:
Service charges on deposit accounts and customer service fees	10,993	10,946
Gain on loans sold and held for sale	920	4,113
Net gain on investment securities	—	532
Bank-owned life insurance investment income	50	366
Net (loss) gain on derivative instruments	(1,327)	401
Decrease in fair value of servicing rights	(749)	(1,985)
Loan servicing fees	2,262	2,180
Other	4,040	3,750
Total noninterest income	16,189	20,303
Noninterest expense:
Salaries and employee benefits	23,022	24,412
Occupancy, net of rental income	7,555	7,304
Furniture and equipment	3,923	4,267
Postage, printing and supplies	1,148	1,173
Information technology fees	7,373	8,207
Legal, examination and professional fees	3,475	3,081
Amortization of intangible assets	1,075	1,141
Advertising and business development	430	767
FDIC insurance	5,455	3,388
Write-downs and expenses on other real estate	7,907	4,519
Other	7,073	6,093
Total noninterest expense	68,436	64,352
Loss from continuing operations, before provision (benefit) for income taxes	(30,144)	(80,403)
Provision (benefit) for income taxes	105	(543)
Net loss from continuing operations, net of tax	(30,249)	(79,860)
Income (loss) from discontinued operations, net of tax	2,243	(11,540)
Net loss	(28,006)	(91,400)
Less: net loss attributable to noncontrolling interest in subsidiaries	(437)	(1,994)
Net loss attributable to First Banks, Inc.	$(27,569)	$(89,406)
Preferred stock dividends declared and undeclared	4,161	4,221
Accretion of discount on preferred stock	833	813
Net loss available to common stockholders	$(32,563)	(94,440)

Basic loss per common share from continuing operations	$(1,471.05)	(3,503.67)
Basic earnings (loss) per common share from discontinued operations	$94.79	(487.73)
Basic loss per common share	$(1,376.26)	(3,991.40)

Diluted loss per common share from continuing operations	$(1,471.05)	(3,503.67)
Diluted earnings (loss) per common share from discontinued operations	$94.79	(487.73)
Diluted loss per common share	$(1,376.26)	(3,991.40)

Weighted average shares of common stock outstanding	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss) – (Unaudited)

Three Months Ended March 31, 2010 and Year Ended December 31, 2009
(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total Stock- holders’ Equity

Balance, December 31, 2008	$308,463	5,915	9,685	536,714	6,195	129,383	996,355
Comprehensive loss:
Net loss	—	—	—	(427,621)	—	(21,315)	(448,936)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	5,874	—	5,874
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(5,004)	—	(5,004)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(5,755)	—	(5,755)
Pension liability adjustment, net of tax	—	—	—	—	(664)	—	(664)
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	(3,110)	—	(3,110)
Total comprehensive loss							(457,595)
Purchase of noncontrolling interest in SBLS LLC	—	—	2,795	—	—	(4,652)	(1,857)
Accretion of discount on preferred stock	3,299	—	—	(3,299)	—	—	—
Preferred stock dividends declared	—	—	—	(14,523)	—	—	(14,523)
Balance, December 31, 2009	311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Comprehensive loss:
Net loss	—	—	—	(27,569)	—	(437)	(28,006)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	2,486	—	2,486
Change in unrealized gains on derivative instruments,
net of tax	—	—	—	—	(1,245)	—	(1,245)
Pension liability adjustment, net of tax	—	—	—	—	64	—	64
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	633	—	633
Total comprehensive loss							(26,068)
Accretion of discount on preferred stock	833	—	—	(833)	—	—	—
Preferred stock dividends declared	—	—	—	(4,161)	—	—	(4,161)
Balance, March 31, 2010	$312,595	5,915	12,480	58,708	(526)	102,979	492,151

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Cash Flows – (Unaudited)
(dollars expressed in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(27,569)	(89,406)
Net loss attributable to noncontrolling interest in subsidiaries	(437)	(1,994)
Less: net (loss) income from discontinued operations	(2,243)	11,540
Net loss from continuing operations	(25,763)	(102,940)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of bank premises and equipment	4,888	4,821
Amortization of intangible assets	1,075	1,141
Originations of loans held for sale	(61,575)	(172,242)
Proceeds from sales of loans held for sale	70,767	107,867
Payments received on loans held for sale	299	635
Provision for loan losses	42,000	108,000
Provision (benefit) for current income taxes	105	(17,515)
Benefit for deferred income taxes	(2,356)	(20,623)
Increase in deferred tax asset valuation allowance	2,356	37,595
(Increase) decrease in accrued interest receivable	(788)	1,615
Increase (decrease) in accrued interest payable	808	(1,756)
Gain on loans sold and held for sale	(920)	(4,113)
Net gain on investment securities	—	(532)
Net loss (gain) on derivative instruments	1,327	(401)
Decrease in fair value of servicing rights	749	1,985
Write-downs on other real estate	4,456	613
Other operating activities, net	(15,980)	(2,756)
Net cash provided by (used in) operating activities – continuing operations	21,448	(58,606)
Net cash used in operating activities – discontinued operations	(2,382)	(14,306)
Net cash provided by (used in) operating activities	23,830	(44,300)

Cash flows from investing activities:
Cash paid for sale of branches, net of cash and cash equivalents sold	(8,408)	—
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(834,841)	—
Proceeds from sales of investment securities available for sale	—	20,616
Maturities of investment securities available for sale	47,006	39,528
Maturities of investment securities held to maturity	728	944
Purchases of investment securities available for sale	(381,550)	(119,327)
Redemptions of FHLB and Federal Reserve Bank stock	13,239	178
Purchases of FHLB and Federal Reserve Bank stock	(113)	(5,917)
Proceeds from sales of commercial loans held for sale	20,210	—
Net decrease in loans	252,144	132,557
Recoveries of loans previously charged-off	30,255	3,151
Purchases of bank premises and equipment	(1,405)	(9,161)
Net proceeds from sales of other real estate owned	20,060	9,366
Proceeds from termination of BOLI	19,247	—
Other investing activities, net	441	781
Net cash (used in) provided by investing activities – continuing operations	(822,987)	72,716
Net cash (used in) provided by investing activities – discontinued operations	(17,248)	33,462
Net cash (used in) provided by investing activities	(805,739)	39,254

First Banks, Inc.

Consolidated Statements of Cash Flows (Continued) – (Unaudited)
(dollars expressed in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from financing activities:
(Decrease) increase in demand, savings and money market deposits	(24,491)	101,255
Decrease in time deposits	(16,542)	(138,490)
Repayments of Federal Reserve Bank advances	—	(100,000)
Repayments of Federal Home Loan Bank advances	(200,000)	(200,017)
Decrease in securities sold under agreements to repurchase	(481)	(18,686)
Payment of preferred stock dividends	—	(2,208)
Net cash used in financing activities – continuing operations	(241,514)	(358,146)
Net cash provided by financing activities – discontinued operations	28,570	54,841
Net cash used in financing activities	(270,084)	(412,987)
Net decrease in cash and cash equivalents	(1,051,993)	(418,033)
Cash and cash equivalents, beginning of period	2,516,251	842,316
Cash and cash equivalents, end of period	1,464,258	424,283

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$23,166	39,527
Income taxes	15	(25)
Noncash investing and financing activities:
Loans transferred to other real estate	$33,692	65,295

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2009 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Principles of Consolidation.  The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below and in Note 8 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2009 amounts have been made to conform to the 2010 presentation.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities held for sale at March 31, 2010 and December 31, 2009.

First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; Missouri Valley Partners, Inc. (MVP), which was sold on April 15, 2010 as further described in Note 18 to the consolidated financial statements; WIUS, Inc. and its wholly owned subsidiary, WIUS of California, Inc. (collectively, WIUS); FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc.; and FBIN, Inc. All of the subsidiaries are wholly owned as of March 31, 2010, except FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by First Banks’ Chairman of the Board and members of his immediate family, as further described in Note 8 to the consolidated financial statements. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank. As such, effective April 30, 2009, First Bank owned 100.0% of SBLS LLC, as further described in Note 8 to the consolidated financial statements. FB Holdings and SBLS LLC (prior to its acquisition by First Bank on April 30, 2009, as discussed above) are included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net loss attributable to noncontrolling interest in subsidiaries” in the consolidated statements of operations.

Regulatory Matters.  In connection with the most recent regulatory examination of the Company and First Bank by the Federal Reserve Bank of St. Louis (FRB), on March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement (Agreement) with the FRB requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Under the Agreement, the Company must prepare and file with the FRB within specified timeframes a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management. Many of these plans have been developed and certain related actions have already been implemented and previously provided to the FRB.

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

The description of the Agreement above represents a summary and is qualified in its entirety by the full text of the Agreement which is incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission on March 25, 2010.

Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into informal agreements with the FRB and the State of Missouri Division of Finance (MDOF). Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order. The informal agreement with the MDOF is still in place and there have not been any modifications to the informal agreement with the MDOF since its inception in September 2008.

Under the terms of the prior informal agreement with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to pay any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB.

First Bank, under its agreement with the MDOF and its prior informal agreement with the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 9 to the consolidated financial statements, at March 31, 2010, First Bank’s Tier 1 capital ratio was 10.25% or approximately $220.0 million over the minimum level required by the agreement.

The Company was in full compliance with all provisions of its informal agreement as of December 31, 2009 and as of March 24, 2010, the date on which the Company entered into the Agreement (as described above). The Company was also in compliance with the terms of the Agreement at March 31, 2010. First Bank was in full compliance with all provisions of its respective informal agreement as of March 31, 2010 and December 31, 2009.

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

Capital Plan. As further described in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan,” on August 10, 2009, First Banks announced the adoption of a Capital Optimization Plan (Capital Plan) designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. The Capital Plan was adopted in order to, among other things, preserve and enhance First Banks’ risk-based capital in the current and continuing economic downturn.

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

Note 2 – Discontinued Operations and Assets and Liabilities Held for Sale

Discontinued Operations.  On March 5, 2010, First Bank entered into a Stock Purchase Letter Agreement that provided for the sale of First Bank’s subsidiary, MVP. The transaction was completed on April 15, 2010, as further described in Note 18 to the consolidated financial statements.  Under the terms of the agreement, First Bank sold all of the capital stock of MVP to Stifel Financial Corp. for a purchase price of $100,000. MVP was previously reported in the First Bank segment and was sold as part of First Banks’ Capital Plan. First Banks applied discontinued operations accounting to MVP as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.

On February 8, 2010, First Bank entered into a Purchase and Assumption Agreement with Prosperity Bank (Prosperity), headquartered in Houston, Texas, that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas franchise (Texas Region) to Prosperity. The transaction was completed on April 30, 2010. Under the terms of the agreement, Prosperity purchased approximately $96.7 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Texas operations. Prosperity also assumed substantially all of the deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, which totaled approximately $492.2 million, for a premium of approximately 5.50%, or $26.9 million. The transaction resulted in a pre-tax gain of approximately $5.0 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to the Texas Region, during the second quarter of 2010, as further described in Note 18 to the consolidated financial statements. First Banks applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold in the Texas Region as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of First Banks’ Capital Plan to preserve risk-based capital during the current and continuing economic downturn. See further discussion of First Banks’ Capital Plan under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan.”

On December 3, 2009, First Bank and Universal Premium Acceptance Corporation, predecessor to WIUS, entered into a Purchase and Sale Agreement that provided for the sale of certain assets and the transfer of certain liabilities of WIUS to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc. (collectively, PFS). Under the terms of the agreement, PFS purchased approximately $141.3 million in loans as well as certain other assets, including premises and equipment, associated with WIUS. PFS also assumed certain other liabilities associated with WIUS. With the exception of the subsequent sale of approximately $1.5 million of additional loans to PFS on February 26, 2010, the transaction was completed on December 31, 2009, and resulted in a pre-tax loss of approximately $13.1 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to WIUS. First Banks applied discontinued operations accounting to WIUS as of December 31, 2009 and for the three months ended March 31, 2010 and 2009. WIUS, which was previously reported in the First Bank segment, was sold as part of First Banks’ Capital Plan.

On November 11, 2009, First Bank entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago franchise (Chicago Region) to FirstMerit Bank, N.A. (FirstMerit). The transaction was completed on February 19, 2010. Under the terms of the agreement, FirstMerit purchased $301.2 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago operations. FirstMerit also assumed substantially all of the deposits associated with First Bank’s 24 Chicago retail branches, including certain commercial deposit relationships, which totaled $1.20 billion, for a premium of 3.50%, or $42.1 million. The transaction resulted in a pre-tax gain of approximately $8.4 million, net of a reduction in goodwill and intangible assets of $26.3 million allocated to the Chicago Region, during the three months ended March 31, 2010. First Banks applied discontinued operations accounting to the assets and liabilities being sold in the Chicago Region as of December 31, 2009 and for the three months ended March 31, 2010 and 2009. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of First Banks’ Capital Plan.

On September 18, 2009, First Bank, Adrian N. Baker & Company (ANB) and MVP signed a Stock Purchase Agreement that provided for the sale of First Bank’s subsidiaries, ANB and MVP, to AHM Corporation Holdings, Inc. (AHM). Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.3 million. The sale of ANB was completed on September 30, 2009 and resulted in a pre-tax gain on the sale of approximately $120,000, net of a reduction in goodwill and intangible assets of $13.0 million allocated to ANB. First Banks applied discontinued operations accounting to ANB for the three months ended March 31, 2009. ANB, which was previously reported in the First Bank segment, was sold as part of First Banks’ Capital Plan. The MVP transaction was subsequently terminated by First Bank on November 9, 2009.

Assets and liabilities of discontinued operations at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	Texas	Chicago	Texas	WIUS	Total
		(dollars expressed in thousands)

Cash and due from banks	$5,123	3,759	5,131	—	8,890
Loans:
Commercial, financial and agricultural	43,168	77,574	57,075	1,502	136,151
Real estate construction and development	3,757	—	4,352	—	4,352
Residential real estate	9,878	36,594	4,264	—	40,858
Multi-family residential	1,060	5,497	1,065	—	6,562
Commercial real estate	37,694	188,978	36,029	—	225,007
Consumer and installment, net of unearned discount	2,553	2,700	615	—	3,315
Total loans	98,110	311,343	103,400	1,502	416,245
Bank premises and equipment, net	18,154	26,497	18,534	—	45,031
Goodwill and other intangible assets	19,962	26,273	19,962	—	46,235
Other assets	281	947	708	—	1,655
Assets of discontinued operations	$141,630	368,819	147,735	1,502	518,056
Deposits:
Noninterest-bearing demand	$76,832	92,513	87,064	—	179,577
Interest-bearing demand	60,398	47,778	50,508	—	98,286
Savings and money market	159,807	387,941	167,783	—	555,724
Time deposits of $100 or more	98,873	225,635	91,779	—	317,414
Other time deposits	99,213	465,541	100,661	—	566,202
Total deposits	495,123	1,219,408	497,795	—	1,717,203
Other borrowings	3,778	2,605	6,942	—	9,547
Accrued expenses and other liabilities	476	2,589	925	—	3,514
Liabilities of discontinued operations	$499,377	1,224,602	505,662	—	1,730,264

Income from discontinued operations, net of tax, for the three months ended March 31, 2010 was as follows:

	Chicago	Texas	WIUS	MVP	ANB	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$2,391	1,363	—	—	—	3,754
Total interest income	2,391	1,363	—	—	—	3,754
Interest expense:
Interest on deposits	2,550	1,366	—	—	—	3,916
Other borrowings	—	3	4	—	—	7
Total interest expense	2,550	1,369	4	—	—	3,923
Net interest loss	(159)	(6)	(4)	—	—	(169)
Provision for loan losses	—	—	—	—	—	—
Net interest loss after provision for loan losses	(159)	(6)	(4)	—	—	(169)
Noninterest income:
Service charges and customer service fees	523	900	—	—	—	1,423
Investment management income	—	—	—	689	—	689
Loan servicing fees	—	62	—	—	—	62
Other	254	15	—	(1)	—	268
Total noninterest income	777	977	—	688	—	2,442
Noninterest expense:
Salaries and employee benefits	2,137	1,837	32	421	—	4,427
Occupancy, net of rental income	606	971	—	51	—	1,628
Furniture and equipment	178	233	—	13	—	424
Legal, examination and professional fees	123	56	5	81	—	265
FDIC insurance	292	352	—	—	—	644
Other	424	519	29	22	—	994
Total noninterest expense	3,760	3,968	66	588	—	8,382
(Loss) income from operations of discontinued operations	(3,142)	(2,997)	(70)	100	—	(6,109)
Net gain (loss) on sale of discontinued operations	8,440	—	(88)	—	—	8,352
Provision for income taxes	—	—	—	—	—	—
Net income (loss) from discontinued operations, net of tax	$5,298	(2,997)	(158)	100	—	2,243

Loss from discontinued operations, net of tax, for the three months ended March 31, 2009 was as follows:

	Chicago	Texas	WIUS	MVP	ANB	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$3,804	1,252	5,066	—	—	10,122
Total interest income	3,804	1,252	5,066	—	—	10,122
Interest expense:
Interest on deposits	7,966	2,359	—	—	—	10,325
Other borrowings	1	2	4	—	—	7
Total interest expense	7,967	2,361	4	—	—	10,332
Net interest (loss) income	(4,163)	(1,109)	5,062	—	—	(210)
Provision for loan losses	—	—	—	—	—	—
Net interest (loss) income after provision for loan losses	(4,163)	(1,109)	5,062	—	—	(210)
Noninterest income:
Service charges and customer service fees	956	1,074	195	—	—	2,225
Investment management income	—	—	—	527	—	527
Insurance fee and commission income	—	—	—	—	2,242	2,242
Loan servicing fees	—	68	—	—	—	68
Other	110	20	5	—	—	135
Total noninterest income	1,066	1,162	200	527	2,242	5,197
Noninterest expense:
Salaries and employee benefits	2,747	2,227	1,652	623	1,067	8,316
Occupancy, net of rental income	1,100	1,010	86	48	103	2,347
Furniture and equipment	303	302	318	18	16	957
Legal, examination and professional fees	81	47	606	113	189	1,036
Amortization of intangible assets	283	540	302	—	72	1,197
FDIC insurance	477	229	—	—	—	706
Other	566	685	490	29	169	1,939
Total noninterest expense	5,557	5,040	3,454	831	1,616	16,498
(Loss) income from operations of discontinued operations	(8,654)	(4,987)	1,808	(304)	626	(11,511)
Provision for income taxes	—	—	27	—	2	29
Net (loss) income from discontinued operations, net of tax	$(8,654)	(4,987)	1,781	(304)	624	(11,540)

First Banks did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

Assets Held for Sale and Liabilities Held for Sale.  On December 14, 2009, SBLS LLC entered into an agreement providing for the transfer of SBLS LLC’s SBA Lending Authority (SBA License) to a third party institution for cash of $750,000. The transaction was completed on April 6, 2010 and resulted in a pre-tax gain of $13,000 during the second quarter of 2010, as further described in Note 18 to the consolidated financial statements. The carrying value of SBLS LLC’s SBA License of $737,000 was reflected in assets held for sale in the consolidated balance sheet as of March 31, 2010 and December 31, 2009.

On January 22, 2010, First Bank completed the sale of its banking office located in Lawrenceville, Illinois (Lawrenceville Branch) to The Peoples State Bank of Newton (Peoples), resulting in a pre-tax gain of $168,000, net of a reduction in goodwill of $1.0 million allocated to the Lawrenceville Branch, during the three months ended March 31, 2010. In conjunction with the transaction, Peoples assumed approximately $23.7 million of deposits for a premium of 5.0%, or approximately $1.2 million, as well as certain other liabilities, and purchased approximately $13.5 million of loans at par value as well as certain other assets, including premises and equipment. The assets and liabilities associated with the Lawrenceville Branch are reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2009. The Lawrenceville Branch sale was not included in discontinued operations as First Banks has continuing involvement in the corresponding region.

Note 3 – Investments in Debt and Equity Securities

Securities Available for Sale.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
March 31, 2010:
Carrying value:
U.S. Government sponsored agencies	$500	11,530	—	—	12,030	37	(74)	11,993	1.97%
Residential mortgage-backed	275	9,161	5,359	817,465	832,260	5,983	(1,518)	836,725	3.12
Commercial mortgage-backed	—	—	990	—	990	4	—	994	3.73
State and political subdivisions	2,679	5,056	3,042	—	10,777	440	—	11,217	4.02
Equity investments	—	—	—	14,278	14,278	237	—	14,515	2.74
Total	$3,454	25,747	9,391	831,743	870,335	6,701	(1,592)	875,444	3.11
Fair value:
Debt securities	$3,528	26,161	9,745	821,495
Equity securities	—	—	—	14,515
Total	$3,528	26,161	9,745	836,010
Weighted average yield	4.30%	3.06%	4.32%	3.09%

December 31, 2009:
Carrying value:
U.S. Government sponsored agencies	$500	1,000	—	—	1,500	47	—	1,547	3.53%
Residential mortgage-backed	353	10,449	5,782	480,875	497,459	2,788	(1,899)	498,348	3.27
Commercial mortgage-backed	—	—	998	—	998	—	(13)	985	3.90
State and political subdivisions	1,857	6,177	3,778	—	11,812	366	(4)	12,174	4.14
Equity investments	—	—	—	14,278	14,278	—	—	14,278	2.76
Total	$2,710	17,626	10,558	495,153	526,047	3,201	(1,916)	527,332	3.28
Fair value:
Debt securities	$2,770	18,139	10,866	481,279
Equity securities	—	—	—	14,278
Total	$2,770	18,139	10,866	495,557
Weighted average yield	4.31%	4.06%	4.37%	3.22%

Securities Held to Maturity.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at March 31, 2010 and December 31, 2009 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
March 31, 2010:
Carrying value:
Residential mortgage-backed	$—	—	1,301	1,964	3,265	219	—	3,484	5.24%
Commercial mortgage-backed	—	6,526	—	—	6,526	550	—	7,076	4.82
State and political subdivisions	790	735	644	1,533	3,702	346	—	4,048	5.32
Total	$790	7,261	1,945	3,497	13,493	1,115	—	14,608	5.06
Fair value:
Debt securities	$806	7,862	2,080	3,860
Weighted average yield	4.11%	4.68%	4.71%	6.24%

December 31, 2009:
Carrying value:
Residential mortgage-backed	$—	—	1,695	2,170	3,865	210	—	4,075	5.60%
Commercial mortgage-backed	—	6,556	—	—	6,556	500	—	7,056	5.16
State and political subdivisions	891	736	644	1,533	3,804	323	—	4,127	5.26
Total	$891	7,292	2,339	3,703	14,225	1,033	—	15,258	5.31
Fair value:
Debt securities	$913	7,836	2,472	4,037
Weighted average yield	4.03%	5.00%	5.41%	6.17%

There were no sales of available-for-sale investment securities for the three months ended March 31, 2010. Proceeds from sales of available-for-sale investment securities were $20.6 million for the three months ended March 31, 2009. Gross realized gains and gross realized losses on available-for-sale investment securities for the three months ended March 31, 2009 were as follows:

Three Months Ended
March 31, 2009
(dollars expressed in thousands)

Gross realized gains on sales	$518
Gross realized losses on sales	—
Gross realized gains on calls	15
Other-than-temporary impairment	(1)
Net realized gains	$532

Investment securities with a carrying value of approximately $331.0 million and $369.3 million at March 31, 2010 and December 31, 2009, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

First Banks did not recognize any other-than-temporary impairment on available-for-sale debt or equity securities in earnings for the three months ended March 31, 2010.  First Banks recognized other-than-temporary impairment on available-for-sale equity securities of $1,000 in earnings for the three months ended March 31, 2009.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars expressed in thousands)
Available for sale:
U.S. Government sponsored agencies	$10,456	(74)	—	—	10,456	(74)
Residential mortgage-backed	314,744	(1,379)	691	(139)	315,435	(1,518)
Total	$325,200	(1,453)	691	(139)	325,891	(1,592)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars expressed in thousands)
Available for sale:
Residential mortgage-backed	$257,250	(1,731)	726	(168)	257,976	(1,899)
Commercial mortgage-backed	837	(12)	148	(1)	985	(13)
State and political subdivisions	20	—	261	(4)	281	(4)
Total	$258,107	(1,743)	1,135	(173)	259,242	(1,916)

U.S. Government sponsored agencies – The unrealized losses on investments in U.S. Government sponsored agencies were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because First Banks does not intend to sell the debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired.

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

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,536,701	1,692,922
Real estate construction and development	970,524	1,052,922
Real estate mortgage:
One-to-four family residential	1,220,479	1,279,166
Multi-family residential	207,685	223,044
Commercial real estate	2,190,402	2,269,372
Consumer and installment, net of unearned discount	38,241	48,183
Loans held for sale	34,883	42,684
Loans, net of unearned discount	$6,198,915	6,608,293

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$266,448	220,214
Allowance for loan losses allocated to loans sold	(257)	—
	266,191	220,214
Loans charged-off	(88,382)	(74,814)
Recoveries of loans previously charged-off	30,255	3,151
Net loans charged-off	(58,127)	(71,663)
Provision for loan losses	42,000	108,000
Balance, end of period	$250,064	256,551

First Banks had $713.4 million and $745.4 million of impaired loans, consisting of loans on nonaccrual status of $657.9 million and $691.1 million and performing troubled debt restructurings of $55.5 million and $54.3 million, at March 31, 2010 and December 31, 2009, respectively. The allowance for loan losses includes an allocation for each impaired loan, with the exception of acquired impaired loans classified as nonaccrual loans, which are initially measured at fair value with no allocated allowance for loan losses. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $83.2 million and $83.4 million at March 31, 2010 and December 31, 2009, respectively.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $5.0 million and $1.3 million at March 31, 2010, respectively, $5.9 million and $1.9 million at December 31, 2009, respectively, and $12.9 million and $4.4 million at March 31, 2009, respectively. Changes in the carrying amount of impaired loans acquired in acquisitions for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$1,945	9,997
Transfers to other real estate	(192)	(2,774)
Loans charged-off	(345)	(2,548)
Payments and settlements	(94)	(232)
Balance, end of period	$1,314	4,443

There was no allowance for loan losses related to these loans as these loans were recorded at lower of cost or fair value at March 31, 2010 and December 31, 2009. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at March 31, 2010 and December 31, 2009.   There were no impaired loans acquired during the three months ended March 31, 2010 and 2009.

Note 5 – Goodwill And Other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars expressed in thousands)
Amortized intangible assets:
Core deposit intangibles (1)	$23,622	(17,225)	23,622	(16,150)

Unamortized intangible assets:
Goodwill (2)	$136,967		136,967
______________
(1)
The gross carrying amount and accumulated amortization for core deposit intangibles at March 31, 2010 have been reduced by $17.8 million and $13.8 million, respectively, or a net amount of $4.0 million, related to discontinued operations as further described in Note 2 to the consolidated financial statements. The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2009 have been reduced by $17.8 million and $11.6 million, respectively, or a net amount of $6.2 million, related to discontinued operations.

(2)
Goodwill at March 31, 2010 and December 31, 2009 has been reduced by $16.0 million and $41.0 million, respectively, related to discontinued operations and assets held for sale, as further described below and in Note 2 to the consolidated financial statements.

First Banks allocated goodwill related to the sales of the Chicago Region and the Lawrenceville Branch of $24.0 million and $1.0 million, respectively, based on the relative fair values of the businesses and operations disposed of during 2010 and the portion of the First Bank segment that will be retained. The allocation of goodwill to the Chicago Region reduced the gain on sale of discontinued operations for the three months ended March 31, 2010. The allocation of goodwill to the Lawrenceville Branch reduced other income during the three months ended March 31, 2010. First Banks did not allocate any goodwill to MVP. First Banks allocated goodwill related to the Texas Region of $16.0 million, which is included in assets of discontinued operations at March 31, 2010.

Core deposit intangibles of $2.3 million related to the Chicago Region were included in assets of discontinued operations at December 31, 2009 and reduced the gain on sale of discontinued operations for the three months ended March 31, 2010. Core deposit intangibles of $4.0 million related to the Texas Region are included in assets of discontinued operations at March 31, 2010 and December 31, 2009.

Amortization of intangible assets was $1.1 million for the three months ended March 31, 2010 and 2009. Amortization of core deposit intangibles has been estimated in the following table.

(dollars expressed in thousands)
Year ending December 31:
2010 remaining	$2,850
2011	3,074
2012	473
Total	$6,397

First Banks’ annual measurement date for its goodwill impairment test is December 31. First Banks engaged an independent valuation firm to assist in computing the fair value estimate for the impairment assessment by utilizing two separate valuation methodologies and applying a weighted average to each methodology in order to determine fair value for its single reporting unit, First Bank. The valuation methodologies utilized a comparison of the average price to book value of comparable businesses and a discounted cash flow valuation technique. After consideration of this independent third party valuation, First Banks concluded that the carrying value of its single reporting unit exceeded its estimated fair value at December 31, 2009.

Because the carrying value of First Banks’ reporting unit exceeded the estimated fair value at December 31, 2009, First Banks engaged the same independent valuation firm to assist in computing the fair value of First Bank’s assets and liabilities in order to determine the implied fair value of First Bank’s goodwill at December 31, 2009. Management compared the implied fair value of First Bank’s goodwill, as determined by the independent valuation firm, with its carrying value, and after consideration of the results of the goodwill impairment analysis performed, First Bank recorded goodwill impairment of $75.0 million which was reflected in the consolidated statements of operations in the fourth quarter of 2009. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and economic conditions which decreased the fair value of First Bank. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of First Bank, as evidenced by the increase in the provision for loan losses, net charge-offs and nonperforming loans and the decline in the net interest margin and net interest income during 2009.

As a result of continued adversity in the Company’s business climate, First Banks performed an interim period goodwill impairment analysis as of March 31, 2010. The Step 1 analysis of the interim goodwill impairment test indicated the carrying amount of First Banks’ single reporting unit exceeded the estimated fair value. Therefore, Step 2 testing was required. First Banks determined, as a result of the Step 2 analysis, that the goodwill assigned to First Banks’ single reporting unit was not impaired as of March 31, 2010.

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

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at March 31, 2010 and December 31, 2009. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions changes in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at March 31, 2010 and December 31, 2009. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible changes in the future, the implied fair value of the reporting unit’s goodwill could change materially.

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

Note 6 – Servicing Rights

Mortgage Banking Activities.  At March 31, 2010 and December 31, 2009, First Banks serviced mortgage loans for others totaling $1.28 billion and $1.26 billion, respectively. Changes in mortgage servicing rights for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$12,130	7,418
Originated mortgage servicing rights	796	1,142
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	275	184
Other changes in fair value (2)	(497)	(903)
Balance, end of period	$12,704	7,841
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities.  At March 31, 2010 and December 31, 2009, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $225.1 million and $231.3 million, respectively. Changes in SBA servicing rights for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$8,478	8,963
Originated SBA servicing rights	21	208
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	106	(909)
Other changes in fair value (2)	(633)	(357)
Balance, end of period	$7,972	7,905
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Note 7 – Loss Per Common Share

The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands, except share and per share data)

Basic:
Net loss from continuing operations attributable to First Banks, Inc.	$(29,812)	(77,866)
Preferred stock dividends declared and undeclared	(4,161)	(4,221)
Accretion of discount on preferred stock	(833)	(813)
Net loss from continuing operations attributable to common stockholders	(34,806)	(82,900)
Net income (loss) from discontinued operations attributable to
common stockholders	2,243	(11,540)
Net loss available to First Banks, Inc. common stockholders	$(32,563)	(94,440)

Weighted average shares of common stock outstanding	23,661	23,661

Basic loss per common share – continuing operations	$(1,471.05)	(3,503.67)
Basic earnings (loss) per common share – discontinued operations	$94.79	(487.73)
Basic loss per common share	$(1,376.26)	(3,991.40)

Diluted:
Net loss from continuing operations attributable to common stockholders	$(34,806)	(82,900)
Net income (loss) from discontinued operations attributable to common stockholders	2,243	(11,540)
Net loss available to First Banks, Inc. common stockholders	(32,563)	(94,440)
Effect of dilutive securities:
Class A convertible preferred stock	—	—
Diluted EPS – net loss available to First Banks, Inc. common stockholders	$(32,563)	(94,440)

Weighted average shares of common stock outstanding	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661

Diluted loss per common share – continuing operations	$(1,471.05)	(3,503.67)
Diluted earnings (loss) per common share – discontinued operations	$94.79	(487.73)
Diluted loss per common share	$(1,376.26)	(3,991.40)

Note 8 – Transactions With Related Parties

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks’ Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks and its subsidiaries. Fees paid under agreements with First Services were $6.9 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $742,000 and $777,000 during the three months ended March 31, 2010 and 2009, respectively. In addition, First Services paid approximately $465,000 and $464,000 for the three months ended March 31, 2010 and 2009, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks’ Chairman and members of his immediate family, received approximately $1.1 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $41,000 and $60,000 for the three months ended March 31, 2010 and 2009, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks’ Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $114,000 and $108,000 for the three months ended March 31, 2010 and 2009, respectively.

First Capital America, Inc. / Small Business Loan Source LLC. In June 2005, FCA, a corporation owned by First Banks’ Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. In 2007, First Bank contributed $11.8 million to SBLS LLC in the form of additional capital contributions, thereby increasing First Bank’s ownership of SBLS LLC to 76.0% and decreasing FCA’s ownership to 24.0%. In March 2009, First Bank contributed $5.0 million to SBLS LLC in the form of an additional capital contribution, thereby increasing First Bank’s ownership of SBLS LLC to 82.55% and decreasing FCA’s ownership to 17.45%.

On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank for a purchase price of $1.9 million, the fair value of FCA’s ownership interest in SBLS LLC as of April 30, 2009 as determined by an independent third party appraisal. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC. As a result of the purchase of FCA’s noncontrolling interest in SBLS LLC, First Banks recorded an increase in additional paid-in-capital with a corresponding decrease in noncontrolling interest in subsidiaries of $2.8 million during the second quarter of 2009.

In January 2009, SBLS LLC executed an Amended Promissory Note with First Bank, which modified the then existing Promissory Note with First Bank that provided a $75.0 million unsecured revolving line of credit. The Amended Promissory Note modified the interest payable monthly in arrears on the outstanding loan balance to a current rate equal to the First Bank internal Commercial Cost of Funds Rate, which averaged 3.84% for the three months ended March 31, 2009. In September 2009, First Bank purchased all of the loans and certain other assets and assumed all of the liabilities of SBLS LLC, and in conjunction with this transaction, SBLS LLC paid off in full the outstanding loan balance. The balance of advances under the agreement was $67.7 million at March 31, 2009 and interest expense recorded by SBLS LLC under the agreement was $671,000 for the three months ended March 31, 2009. The balance of the advances and the related interest expense recognized by SBLS LLC was eliminated for purposes of the consolidated financial statements.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, First Banks formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of March 31, 2010. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios under existing regulatory guidelines.

FB Holdings entered into a Services Agreement with First Banks and First Bank effective May 2008. The Services Agreement relates to various services provided to FB Holdings by First Banks and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $102,000 and $185,000 for the three months ended March 31, 2010 and 2009, respectively.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks were approximately $36.6 million and $37.2 million at March 31, 2010 and December 31, 2009, respectively. First Bank does not extend credit to its officers or to officers of First Banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

Note 9 – Regulatory Capital

First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, First Bank is currently required to maintain its Tier 1 capital ratio at no less than 7.00% in accordance with the provisions of its agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements and under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Regulatory Matters.” At March 31, 2010 and December 31, 2009, First Bank’s Tier 1 capital ratios of 10.25% and 9.11%, respectively, were approximately $220.0 million and $159.6 million over the minimum level required by the agreement, respectively.

Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. First Banks was categorized as undercapitalized at March 31, 2010 and December 31, 2009. First Bank was categorized as well capitalized at March 31, 2010 and December 31, 2009. As of March 31, 2010, the most recent notification from First Banks’ primary regulator categorized First Banks as undercapitalized and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized and adequately capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

As further described in Note 1 to the consolidated financial statements and under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan,” on August 10, 2009, First Banks announced the adoption of its Capital Plan, in order to, among other things, preserve First Banks’ risk-based capital in the current and continuing economic downturn.

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

At March 31, 2010 and December 31, 2009, First Banks’ and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under
	Actual				For Capital	Prompt Corrective
	March 31, 2010		December 31, 2009		Adequacy	Action
	Amount	Ratio	Amount	Ratio	Purposes	Provisions
	(dollars expressed in thousands)

Total capital (to risk-weighted assets):
First Banks	$712,642	10.52%	$740,560	9.78%	8.0%	N/A
First Bank	780,531	11.53	785,799	10.39	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks	356,321	5.26	370,280	4.89	4.0	N/A
First Bank	693,857	10.25	689,117	9.11	4.0	6.0

Tier 1 capital (to average assets):
First Banks	356,321	3.63	370,280	3.52	4.0	N/A
First Bank	693,857	7.08	689,117	6.56	4.0	5.0

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. In March 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of March 31, 2010, would reduce First Banks’ total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 8.04%, 4.51% and 3.11%, respectively. The final rules that will be effective in March 2011, if implemented as of March 31, 2010, would not have had an impact on First Bank’s regulatory capital ratios.

First Bank is restricted by various state and federal regulations as to the amount of dividends that is available for payment to First Banks. Under the most restrictive of these requirements, the payment of dividends is limited in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained for dividends exceeding these amounts. Based on the current level of earnings, permission must be obtained for any payment of dividends from First Bank to First Banks, Inc. Furthermore, First Bank, under its agreement with the MDOF and the FRB, has agreed, among other things, not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements.

Note 10 – Business Segment Results

First Banks’ business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by First Banks’ mortgage banking and trust and private banking business units. First Banks’ products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, Illinois, southern and northern California, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

The business segment results are consistent with First Banks’ internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

			Corporate, Other
			and Intercompany
	First Bank		Reclassifications		Consolidated Totals
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance sheet information:

Investment securities	$874,423	527,279	14,514	14,278	888,937	541,557
Loans, net of unearned discount	6,198,915	6,608,293	—	—	6,198,915	6,608,293
FHLB and FRB stock	51,950	65,076	—	—	51,950	65,076
Goodwill and other intangible assets	143,364	144,439	—	—	143,364	144,439
Assets held for sale	737	16,975	—	—	737	16,975
Assets of discontinued operations	141,630	518,056	—	—	141,630	518,056
Total assets	9,047,902	10,561,500	23,545	20,496	9,071,447	10,581,996
Deposits	7,027,446	7,071,493	(3,870)	(7,520)	7,023,576	7,063,973
Other borrowings	567,013	767,494	—	—	567,013	767,494
Subordinated debentures	—	—	353,924	353,905	353,924	353,905
Liabilities held for sale	—	24,381	—	—	—	24,381
Liabilities of discontinued operations	499,377	1,730,264	—	—	499,377	1,730,264
Total stockholders’ equity	856,453	878,277	(364,302)	(355,897)	492,151	522,380

	Corporate, Other
	and Intercompany
	First Bank		Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
	(dollars expressed in thousands)
Income statement information:
Interest income	$87,975	109,294	102	123	88,077	109,417
Interest expense	20,879	33,345	3,095	4,426	23,974	37,771
Net interest income	67,096	75,949	(2,993)	(4,303)	64,103	71,646
Provision for loan losses	42,000	108,000	—	—	42,000	108,000
Net interest income (loss) after provision for loan losses	25,096	(32,051)	(2,993)	(4,303)	22,103	(36,354)
Noninterest income	17,515	20,301	(1,326)	2	16,189	20,303
Amortization of intangible assets	1,075	1,141	—	—	1,075	1,141
Other noninterest expense	67,281	63,770	80	(559)	67,361	63,211
Loss from continuing operations before provision (benefit) for income taxes	(25,745)	(76,661)	(4,399)	(3,742)	(30,144)	(80,403)
Provision (benefit) for income taxes	105	(496)	—	(47)	105	(543)
Net loss from continuing operations, net of tax	(25,850)	(76,165)	(4,399)	(3,695)	(30,249)	(79,860)
Discontinued operations, net of tax	2,243	(11,540)	—	—	2,243	(11,540)
Net loss	(23,607)	(87,705)	(4,399)	(3,695)	(28,006)	(91,400)
Net loss attributable to noncontrolling interest in subsidiaries	(437)	(1,994)	—	—	(437)	(1,994)
Net loss attributable to First Banks, Inc.	$(23,170)	(85,711)	(4,399)	(3,695)	(27,569)	(89,406)

Note 11 – Other Borrowings

Other borrowings were comprised of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Securities sold under agreements to repurchase:	(dollars expressed in thousands)
Daily	$47,013	47,494
Term	120,000	120,000
FHLB advances (1)	400,000	600,000
Total	$567,013	767,494
_________________
(1)	In March 2010, First Bank prepaid two $100.0 million FHLB advances and incurred a prepayment penalty of $281,000, in aggregate.

First Bank’s term repurchase agreement had a par amount of $120.0 million, a fixed interest rate of 3.36% and a maturity date of April 12, 2012 as of March 31, 2010 and December 31, 2009.

The maturity date, par amount and interest rate on First Bank’s FHLB advances as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
		Interest		Interest
Maturity Date	Par Amount	Rate	Par Amount	Rate
	(dollars expressed in thousands)
Fixed Rate:
April 27, 2011	$100,000	1.77%	$100,000	1.77%
July 11, 2011	100,000	1.49	100,000	1.49
August 8, 2012	100,000	2.20	100,000	2.20
April 23, 2010 (1)	—	—	100,000	1.69
July 9, 2010 (2)	—	—	100,000	0.85
	$300,000	1.82	$500,000	1.60
Variable Rate:
September 23, 2016	$100,000	0.32%	$100,000	0.20%
_________________
(1)	On March 29, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $104,000.
(2)	On March 29, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $177,000.

Note 12 – Subordinated Debentures

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks’ distributions accrued on the subordinated debentures were $3.1 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with First Banks’ subordinated debentures are included as a reduction of subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks’ capital base.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at March 31, 2010 and December 31, 2009 were as follows:

						Trust
	Issuance	Maturity	Call	Interest		Preferred	Subordinated
Name of Trust	Date	Date	Date (1)	Rate (2)		Securities	Debentures
						(dollars expressed in thousands)

Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	+ 205.0	bp	$20,000	$20,619
Royal Oaks Capital Trust I	October 2004	January 7, 2035	January 7, 2010	+ 240.0	bp	4,000	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	+ 218.0	bp	40,000	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	+ 142.0	bp	40,000	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	+ 145.0	bp	20,000	20,619
First Bank Statutory Trust VI	June 2006	July 7, 2036	July 7, 2011	+ 165.0	bp (3a)	25,000	25,774
First Bank Statutory Trust VII	December 2006	December 15, 2036	December 15, 2011	+ 185.0	bp (3b)	50,000	51,547
First Bank Statutory Trust VIII	February 2007	March 30, 2037	March 30, 2012	+ 161.0	bp (3c)	25,000	25,774
First Bank Statutory Trust X	August 2007	September 15, 2037	September 15, 2012	+ 230.0	bp	15,000	15,464
First Bank Statutory Trust IX	September 2007	December 15, 2037	December 15, 2012	+ 225.0	bp (3d)	25,000	25,774
First Bank Statutory Trust XI	September 2007	December 15, 2037	December 15, 2012	+ 285.0	bp	10,000	10,310

Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%		25,000	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%		46,000	47,423
_____________________
(1)	The subordinated debentures are callable at the option of First Banks on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
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

On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow First Banks to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. First Banks has deferred $9.4 million and $6.4 million of its regularly scheduled interest payments as of March 31, 2010 and December 31, 2009, respectively. In addition, First Banks has accrued additional interest expense of $126,000 and $44,000 as of March 31, 2010 and December 31, 2009, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each subordinated note issuance in accordance with the respective terms of the underlying agreements.

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

Note 13 – Stockholders’ Equity

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

First Banks allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $833,000 and $813,000 for the three months ended March 31, 2010 and 2009, respectively.

The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. Furthermore, the agreement that First Banks entered into with the U.S. Treasury associated with the issuance of the Class C Preferred Stock and the Class D Preferred Stock contains limitations on certain actions of First Banks, including, but not limited to, payment of dividends and redemptions and acquisitions of First Banks’ equity securities. In addition, First Banks, under its agreement with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital.  In addition, First Banks agreed not to pay any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements.

 On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, First Banks also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. First Banks has declared and deferred $12.1 million and $8.0 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $245,000 and $109,000 of cumulative dividends on such deferred dividend payments as of March 31, 2010 and December 31, 2009, respectively.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)

Net loss	$(28,006)	(91,400)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	2,486	3,613
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	(346)
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	1,256	(257)
Change in unrealized gains on derivative instruments, net of tax	(1,245)	(2,840)
Reclassification adjustment for deferred tax asset valuation allowance on derivatives	(670)	(151)
Amortization of net loss related to pension plan, net of tax	64	36
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	47	—
Comprehensive loss	(26,068)	(91,345)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(437)	(1,994)
Comprehensive loss attributable to First Banks, Inc.	$(25,631)	(89,351)

Note 14 – Income Taxes

The realization of First Banks’ net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies.  First Banks has a full valuation allowance against its net deferred tax assets at March 31, 2010 and December 31, 2009. The deferred tax asset valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes, which was subsequently incorporated into ASC Topic 740, “Income Taxes.” Under ASC Topic 740, First Banks is required to assess whether it is “more likely than not” that some portion or all of the Company’s deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years.  If, in the future, First Banks generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of First Banks’ deferred tax assets and deferred tax liabilities at March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Gross deferred tax assets	$321,134	319,767
Valuation allowance	(295,766)	(295,067)
Deferred tax assets, net of valuation allowance	25,368	24,700
Deferred tax liabilities	33,240	32,572
Net deferred tax liabilities	$(7,872)	(7,872)

The Company’s valuation allowance was $295.8 million and $295.1 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, for federal income tax purposes, First Banks had net operating loss carryforwards of approximately $319.3 million and $321.0 million, respectively.

At March 31, 2010 and December 31, 2009, First Banks’ unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $3.5 million and $3.4 million, respectively. At March 31, 2010 and December 31, 2009, the total amount of unrecognized tax benefits that would affect the effective income tax rate was $1.7 million and $1.6 million, respectively. During the three months ended March 31, 2010, First Banks recorded additional liabilities for unrecognized tax benefits of $58,000 that, if recognized, would decrease the provision for income taxes by $38,000.

It is First Banks’ policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At March 31, 2010 and December 31, 2009, interest accrued for unrecognized tax positions was $1.3 million and $1.2 million, respectively. First Banks recorded interest expense of $57,000 for the three months ended March 31, 2010, compared to $63,000 for the comparable period in 2009. There were no penalties for uncertain tax positions accrued at March 31, 2010 and December 31, 2009, nor did First Banks recognize any expense for penalties during the three months ended March 31, 2010 and 2009.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions.  It is reasonably possible that the total unrecognized tax benefits as of March 31, 2010 could decrease by approximately $2.3 million by December 31, 2010, as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes is estimated to be approximately $823,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

Note 15 – Fair Value Disclosures

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

The following describes valuation methodologies used to measure financial assets and financial liabilities at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy:

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

Items Measured on a Recurring Basis.  Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are reflected in the following table:

	Fair Value Measurements
	March 31, 2010

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	11,993	—	11,993
Residential mortgage-backed	—	836,725	—	836,725
Commercial mortgage-backed	—	994	—	994
State and political subdivisions	—	11,217	—	11,217
Equity investments	3,837	10,678	—	14,515
Mortgage loans held for sale	—	27,757	—	27,757
Derivative instruments:
Customer interest rate swap agreements	—	673	—	673
Interest rate lock commitments	—	500	—	500
Forward commitments to sell mortgage-backed securities	—	35	—	35
Servicing rights	—	—	20,676	20,676
Total	$3,837	900,572	20,676	925,085

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	4,623	—	4,623
Customer interest rate swap agreements	—	450	—	450
Nonqualified deferred compensation plan	7,761	—	—	7,761
Total	$7,761	5,073	—	12,834

	Fair Value Measurements
	December 31, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	1,547	—	1,547
Residential mortgage-backed	—	498,348	—	498,348
Commercial mortgage-backed	—	985	—	985
State and political subdivisions	—	12,174	—	12,174
Equity investments	3,600	10,678	—	14,278
Mortgage loans held for sale	—	35,562	—	35,562
Derivative instruments:
Customer interest rate swap agreements	—	589	—	589
Interest rate lock commitments	—	369	—	369
Forward commitments to sell mortgage-backed securities	—	647	—	647
Servicing rights	—	—	20,608	20,608
Total	$3,600	560,899	20,608	585,107

Liabilities:
Derivative instruments:
Interest rate swap agreements	—	4,171	—	4,171
Customer interest rate swap agreements	—	345	—	345
Nonqualified deferred compensation plan	9,013	—	—	9,013
Total	$9,013	4,516	—	13,529

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2010.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended March 31, 2010 and 2009:

	Servicing Rights
	Three Months Ended
	March 31,
	2010	2009

	(dollars expressed in thousands)

Balance, beginning of period	$20,608	16,381
Total gains or losses (realized/unrealized):
Included in earnings (1)	(749)	(1,985)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	817	1,350
Transfers in and/or out of level 3	—	—
Balance, end of period	$20,676	15,746
________________
(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis.  From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009 are reflected in the following table:

	Fair Value Measurements
	March 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Loans held for sale	$—	7,126	—	7,126
Impaired loans	—	—	630,226	630,226
Total	$—	7,126	630,226	637,352

	Fair Value Measurements
	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Loans held for sale	$—	7,122	—	7,122
Impaired loans	—	—	662,080	662,080
Total	$—	7,122	662,080	669,202

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

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $33.7 million and $65.3 million for the three months ended March 31, 2010 and 2009, respectively. In addition to other real estate measured at fair value upon initial recognition, First Banks recorded write-downs to the balance of other real estate of $4.5 million and $613,000 to noninterest expense for the three months ended March 31, 2010 and 2009, respectively. Other real estate was $134.2 million at March 31, 2010, compared to $125.2 million at December 31, 2009.

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

Loans: The fair value of loans held for portfolio was estimated utilizing discounted cash flow calculations. These cash flow calculations include assumptions for prepayment estimates over the loans’ remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

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

Other borrowings and accrued interest payable: The carrying values reported in the consolidated balance sheets for variable rate borrowings approximate fair value. The fair value of fixed rate borrowings is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on discounting contractual maturities using an estimate of current market rates for similar instruments.

Subordinated debentures: The fair value of subordinated debentures is based on quoted market prices of comparable instruments.

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit, standby letters of credit and financial guarantees is based on estimated probable credit losses.

The estimated fair value of First Banks’ financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$1,464,258	1,464,258	2,516,251	2,516,251
Investment securities:
Available for sale	875,444	875,444	527,332	527,332
Held to maturity	13,493	14,608	14,225	15,258
Loans held for portfolio	5,913,968	5,568,095	6,299,161	5,902,354
Loans held for sale	34,883	34,883	42,684	42,684
FHLB and Federal Reserve Bank stock	51,950	51,950	65,076	65,076
Derivative instruments	1,208	1,208	1,605	1,605
Bank-owned life insurance	6,640	6,640	26,372	26,372
Accrued interest receivable	27,522	27,522	25,731	25,731
Assets held for sale	737	750	16,975	16,975
Assets of discontinued operations	141,630	141,630	518,056	518,056

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,212,400	1,212,400	1,270,276	1,270,276
Interest-bearing demand	918,903	918,903	914,020	914,020
Savings and money market	2,289,924	2,289,924	2,260,869	2,260,869
Time deposits	2,602,349	2,625,342	2,618,808	2,640,741
Other borrowings	567,013	575,845	767,494	764,992
Derivative instruments	5,073	5,073	4,516	4,516
Accrued interest payable	14,860	14,860	12,196	12,196
Subordinated debentures	353,924	272,007	353,905	272,007
Liabilities held for sale	—	—	24,381	23,164
Liabilities of discontinued operations	499,377	472,458	1,730,264	1,660,206

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(685)	(685)	(738)	(738)

Note 16 – Derivative Financial Instruments

First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010		December 31, 2009
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap contracts	58,633	759	80,194	683
Interest rate lock commitments	29,000	500	36,000	369
Forward commitments to sell mortgage-backed securities	49,000	35	61,000	647
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks’ credit exposure through its use of these instruments. The credit exposure represents the loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. First Banks’ credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At March 31, 2010 and December 31, 2009, First Banks had pledged cash of $4.4 million and $3.9 million, respectively, as collateral in connection with its interest rate swap agreements on subordinated debentures. Collateral requirements are monitored on a daily basis and adjusted as necessary.

First Banks realized net interest income on its derivative financial instruments of $1.9 million for the three months ended March 31, 2010, compared to $3.5 million for the comparable period in 2009. First Banks also recorded net losses, which are included in noninterest income in the statements of operations, of $1.3 million on derivative instruments for the three months ended March 31, 2010, compared to net gains of $401,000 for the comparable period in 2009.

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

The amount receivable by First Banks under these swap agreements was $193,000 and $197,000 at March 31, 2010 and December 31, 2009, respectively, and the amount payable by First Banks under these swap agreements was $445,000 and $451,000 at March 31, 2010 and December 31, 2009, respectively.

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

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks’ interest rate swap agreements previously designated as cash flow hedges on certain subordinated debentures as of March 31, 2010 and December 31, 2009 were as follows:

	Notional	Interest Rate	Interest Rate	Fair
Maturity Date	Amount	Paid	Received	Value
	(dollars expressed in thousands)
March 31, 2010:
July 7, 2011	$25,000	4.40%	1.90%	$(655)
December 15, 2011	50,000	4.91	2.11	(1,810)
March 30, 2012	25,000	4.71	1.90	(982)
December 15, 2012	25,000	5.57	2.51	(1,176)
	$125,000	4.90	2.11	$(4,623)
December 31, 2009:
July 7, 2011	$25,000	4.40%	1.93%	$(644)
December 15, 2011	50,000	4.91	2.10	(1,668)
March 30, 2012	25,000	4.71	1.86	(884)
December 15, 2012	25,000	5.57	2.50	(975)
	$125,000	4.90	2.10	$(4,171)

Cash Flow Hedges – Loans.  First Banks entered into the following interest rate swap agreements, which were designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

➢
In 2006, First Banks entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets were certain variable rate loans within First Banks’ commercial loan portfolio. The swap agreements provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. In December 2008, First Banks terminated these swap agreements. The pre-tax gain of $20.8 million, in aggregate, is being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010.

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. First Banks did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges on subordinated debentures in the consolidated statements of operations from January 1, 2009 through the discontinuation of hedge accounting in August 2009. The net cash flows on the interest rate swap agreements on subordinated debentures were recorded as an adjustment to interest expense on subordinated debentures until the discontinuation of hedge accounting in August 2009. First Banks also did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges on loans in the consolidated statements of operations for the three months ended March 31, 2010 and 2009. The net cash flows on the interest rate swap agreements on loans were recorded as an adjustment to interest income on loans.

Customer Interest Rate Swap Agreements.  First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at March 31, 2010 and December 31, 2009 was $58.6 million and $80.2 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in June 2010. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $500,000 and $369,000 at March 31, 2010 and December 31, 2009, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $35,000 and $647,000 at March 31, 2010 and December 31, 2009, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative financial instruments held by First Banks, their estimated fair values and their location in the consolidated balance sheets at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Location	Gain (Loss)	Location	Gain (Loss)
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$673	Other assets	$589
Interest rate lock commitments	Other assets	500	Other assets	369
Forward commitments to sell mortgage-backed securities	Other assets	35	Other assets	647
Total derivatives in other assets		$1,208		$1,605

Interest rate swap agreements – subordinated debentures	Other liabilities	$(4,623)	Other liabilities	$(4,171)
Customer interest rate swap agreements	Other liabilities	(450)	Other liabilities	(345)
Total derivatives in other liabilities		$(5,073)		$(4,516)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the three months ended March 31, 2010 and 2009 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)

Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$1,915	3,938

Cash flow hedges – subordinated debentures (1):
Amount reclassified from accumulated other comprehensive loss to interest expense on subordinated debentures	—	428
Amount of unrealized loss recognized in other comprehensive loss	—	(859)
__________________________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 in accumulated other comprehensive loss was $3.8 and $5.7 million on a gross basis and $2.5 million and $3.7 million, net of tax, at March 31, 2010 and December 31, 2009, respectively. In August 2009, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive loss to net gain (loss) on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 12 to the consolidated financial statements.

The following table summarizes amounts included in the consolidated statements of operations for the three months ended March 31, 2010 and 2009 related to non-hedging derivative instruments:

	Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net loss on derivative instruments	$(1,328)	—

Customer interest rate swap agreements:
Net gain on derivative instruments	1	401

Interest rate lock commitments:
Gain on loans sold and held for sale	131	1,084

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	(612)	(1,348)

Note 17 – Contingent Liabilities

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

As a condition of the sale of MVP, which was completed on April 15, 2010, First Banks was fully released from all obligations associated with two continuing guaranty contracts. See Note 2 and Note 18 for further discussion regarding the sale of MVP.

Note 18 – Subsequent Events

On April 6, 2010, SBLS LLC completed the sale of its SBA License, as further described in Note 2 to the consolidated financial statements.

On April 15, 2010, First Bank completed the sale of MVP, as further described in Note 2 to the consolidated financial statements.

On April 30, 2010, First Bank completed the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas Region to Prosperity, which resulted in a pre-tax gain of approximately $5.0 million, as further described in Note 2 to the consolidated financial statements. In conjunction with the transaction, Prosperity purchased approximately $96.7 million in loans as well as certain other assets at par value, including premises and equipment, associated with First Bank’s Texas operations. Prosperity also assumed substantially all of the deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, which totaled approximately $492.2 million, for a premium of approximately 5.50%, or $26.9 million.

On May 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with First Mid-Illinois Bank & Trust, N.A. (First Mid-Illinois) that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s Northern Illinois operations to First Mid-Illinois. Under the terms of the agreement, First Mid-Illinois is to assume approximately $350.0 million of deposits associated with 10 of First Bank’s Northern Illinois retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, including certain commercial deposit relationships, for a premium of approximately 4.77%. First Mid-Illinois is also expected to purchase approximately $150.0 million of loans as well as certain other assets at par value, including premises and equipment, associated with First Bank’s Northern Illinois operations. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the third quarter of 2010.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

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

➢
Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;

➢	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “ —Recent Developments – Capital Plan;”

➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

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

➢
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into between the Company, First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “ —Recent Developments – Regulatory Matters;” and

➢	Our ability to respond to changes in technology or an interruption or breach in security of our information systems.

For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2009 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 25, 2010. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

General

We, or First Banks or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries. First Bank’s subsidiaries at March 31, 2010 were as follows:

➢	First Bank Business Capital, Inc., or FBBC;
➢	Missouri Valley Partners, Inc., or MVP;
➢	WIUS, Inc. and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS (formerly UPAC);
➢	FB Holdings, LLC, or FB Holdings;
➢	Small Business Loan Source LLC, or SBLS LLC;
➢	ILSIS, Inc.; and
➢	FBIN, Inc.

First Bank’s subsidiaries are wholly owned except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, as of March 31, 2010.

At March 31, 2010, we had assets of $9.07 billion, loans, net of unearned discount, of $6.20 billion, deposits of $7.02 billion and stockholders’ equity of $492.2 million. We currently operate 165 branch banking offices in California, Florida, Illinois and Missouri.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, southern and northern California, and Florida, including Bradenton and the greater Tampa metropolitan area. Certain loan products are available nationwide.

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

Recent Developments

Capital Plan. We have been working over the last two years to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our risk-based capital in the current and continuing economic downturn. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan, including:

➢
The sale of certain assets and the transfer of certain liabilities of our Northern Illinois operations to First Mid-Illinois Bank & Trust, N.A., or First Mid-Illinois, under a Branch Purchase and Assumption Agreement dated May 7, 2010. Under the terms of the agreement, First Mid-Illinois is to assume approximately $350.0 million of deposits associated with 10 of our Northern Illinois retail branches, including certain commercial deposit relationships, for a premium of approximately 4.77%. First Mid-Illinois is also expected to purchase approximately $150.0 million of loans as well as certain other assets at par value, including premises and equipment, associated with our Northern Illinois operations. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the third quarter of 2010.

➢
The sale of certain assets and the transfer of certain liabilities of our Texas operations, or Texas Region, to Prosperity Bank, or Prosperity, under a Purchase and Assumption Agreement dated February 8, 2010. We completed the transaction with Prosperity on April 30, 2010. Under the terms of the agreement, Prosperity assumed approximately $492.2 million of deposits associated with our 19 Texas retail branches, including certain commercial deposit relationships, for a premium of approximately 5.5%, or $26.9 million. Prosperity also purchased approximately $96.7 million of loans as well as certain other assets at par value, including premises and equipment, associated with our Texas operations. We recognized a pre-tax gain on sale related to this transaction of approximately $5.0 million during the second quarter of 2010 after the write-off of goodwill and intangible assets allocated to Texas of approximately $20.0 million. In addition, this transaction reduced our risk-weighted assets by approximately $117.0 million.

➢
The sale of certain assets and the transfer of certain liabilities of our Chicago operations, or Chicago, to FirstMerit Bank, N.A., or FirstMerit, under a Purchase and Assumption Agreement, dated November 11, 2009. We completed the transaction with FirstMerit on February 19, 2010. Under the terms of the agreement, FirstMerit purchased approximately $301.2 million in loans as well as certain other assets at par value, including premises and equipment, associated with our Chicago operations. FirstMerit also assumed substantially all of the deposits associated with our 24 Chicago retail branches, including certain commercial deposit relationships, which totaled approximately $1.20 billion, for a premium of 3.50%, or approximately $42.1 million. We recognized a gain on sale related to this transaction of approximately $8.4 million during the first quarter of 2010 after the write-off of goodwill and intangible assets allocated to Chicago of approximately $26.3 million. In addition, this transaction reduced our risk-weighted assets by approximately $346.0 million.

➢
The sale of certain asset-based lending loans to FirstMerit in conjunction with the Chicago transaction. On November 11, 2009, FBBC, First Bank’s wholly owned asset based lending subsidiary, entered into a Loan Purchase Agreement that provided for the sale of certain loans to FirstMerit. Under the terms of the agreement, FirstMerit purchased approximately $101.5 million of loans at a discount of approximately 8.5%. In conjunction with this transaction, which we completed on December 16, 2009, we recorded a loss on the sale of loans of $6.1 million during the fourth quarter of 2009 and reduced our risk-weighted assets by approximately $115.0 million.

➢
The sale of approximately $141.3 million of loans associated with our premium financing subsidiary, UPAC, to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc., under a Purchase and Sale Agreement, dated December 3, 2009. We completed the sale on December 31, 2009 which resulted in a pre-tax loss on the sale of approximately $13.1 million during the fourth quarter of 2009 after the write-off of goodwill and intangible assets allocated to the sale of approximately $20.0 million. This transaction also reduced our risk-weighted assets by approximately $146.0 million.

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

➢
The sale of Adrian N. Baker & Company, or ANB, to AHM Corporation Holdings, Inc., or AHM, under a Stock Purchase Agreement dated September 18, 2009. Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.3 million. We completed the sale of ANB on September 30, 2009 and recorded a pre-tax gain of approximately $120,000 during 2009 after the write-off of goodwill and intangible assets allocated to ANB of approximately $13.0 million.

➢
The sale of MVP to Stifel Financial Corp., or Stifel, under a Stock Purchase Letter Agreement dated March 5, 2010. Under the terms of the agreement, Stifel purchased all of the capital stock of MVP for a purchase price of $100,000. We completed the sale of MVP on April 15, 2010.

➢
The sale of two of our Illinois branch offices. On August 27, 2009, we entered into a Branch Purchase and Assumption Agreement providing for the sale of our Lawrenceville, Illinois branch office, or Lawrenceville Branch, to The Peoples State Bank of Newton, or Peoples. Under the terms of the agreement, Peoples assumed approximately $23.7 million of deposits for a premium of 5.0% as well as certain other liabilities, and purchased approximately $13.5 million of loans as well as certain other assets, including premises and equipment, at par value. We completed the transaction on January 22, 2010, which resulted in a pre-tax gain of approximately $168,000 during the first quarter of 2010 after the write-off of goodwill allocated to the sale of approximately $1.0 million.

➢
On August 31, 2009, we entered into a Branch Purchase and Assumption Agreement providing for the sale of our Springfield, Illinois branch office, or Springfield Branch, to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc., or First Bankers. Under the terms of the agreement, First Bankers assumed approximately $20.1 million of deposits for a premium of 5.01% as well as certain other liabilities, and purchased approximately $887,000 of loans as well as certain other assets, including premises and equipment, at par value. We completed the transaction on November 19, 2009, which resulted in a pre-tax gain of approximately $309,000 during the fourth quarter of 2009 after the write-off of goodwill allocated to the sale of approximately $1.0 million.

➢
The reduction of First Banks’ net risk-weighted assets to $6.78 billion at March 31, 2010, representing decreases of $793.7 million from $7.56 billion at December 31, 2009, $2.71 billion from $9.48 billion at December 31, 2008 and $3.47 billion from $10.25 billion at December 31, 2007.

➢
Significant reductions in certain controllable expenses including, but not limited to, compensation, marketing and business development, information technology fees, travel and entertainment and office supplies. These expense reductions resulted from a number of profit improvement initiatives that we implemented in conjunction with our Profit Improvement Plan.

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

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

We believe the successful completion of our Capital Plan would substantially improve our capital position. However, the successful completion of all or any portion of our Capital Plan is not assured, and no assurance can be made that we will be able to successfully complete all, or any portion of, our Capital Plan, or that our Capital Plan will not be materially modified in the future. Our decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on our financial condition and results of operations. If we are not able to successfully complete a substantial portion of our Capital Plan, our business, financial condition and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic conditions could be threatened.

Discontinued Operations.  We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to our Texas Region as of March 31, 2010, in addition to the operations of Texas, Chicago, WIUS, ANB and MVP for the three months ended March 31, 2010 and 2009. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 and Note 18 to our accompanying consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.

Regulatory Matters.  In connection with the most recent regulatory examination of the Company and First Bank by the Federal Reserve Bank of St. Louis, or FRB, on March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement, or Agreement, with the FRB requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Under the Agreement, we must prepare and file with the FRB within specified timeframes a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management. Many of these plans have been developed and certain related actions have already been taken and previously provided to the FRB.

The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank are also required, within 60 days of the date of the Agreement, to submit an acceptable written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the risk-based capital ratios of either entity fall below those set forth in the capital plans that are approved by the FRB. We must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

The Agreement formally identifies matters we have been independently working to resolve throughout 2008, 2009 and 2010. During this time, we have been in frequent communication with both the FRB and the MDOF about these matters and have been working diligently to implement many of the actions contemplated by the Agreement, principally through our Capital Plan, which we announced publicly in August 2009, as previously discussed. The Capital Plan was adopted in order to, among other things, preserve our risk-based capital in the current and continuing economic downturn.

The description of the Agreement above represents a summary and is qualified in its entirety by the full text of the Agreement, which is incorporated herein by reference to Exhibit 10.19 of our Annual Report on Form 10-K as of and for the year ended December 31, 2009.

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

Under the terms of the prior informal agreement with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to pay any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB.

First Bank, under its agreement with the MDOF and its prior informal agreement with the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain its Tier 1 capital ratio at no less than 7.00%. As further described in Note 9 to our accompanying consolidated financial statements, at March 31, 2010 and December 31, 2009, First Bank’s Tier 1 capital ratios were 10.25% and 9.11%, or approximately $220.0 million and $159.6 million, respectively, over the minimum level required by the agreement. Management has concluded that First Bank was in full compliance with all provisions of its informal agreement as of March 31, 2010 and December 31, 2009.  Additionally, management has concluded that the Company was in full compliance with all provisions of its informal agreement as of December 31, 2009 and as of March 24, 2010, the date on which the Company entered into the Agreement (as discussed above). The Company was also in compliance with the terms of the Agreement at March 31, 2010.

We believe that the successful completion of all or a significant portion of our Capital Plan, as discussed above, and our Profit Improvement, Liquidity and Asset Quality Improvement plans will enable the Company and First Bank to meet the requirements of the Agreement and ensure that the Company and First Bank are able to comply with the individual provisions of the Agreement. However, the successful completion of all or any portion of the plans is not assured, and if the Company or First Bank is unable to comply with the terms of the Agreement or any other applicable regulations, the Company and First Bank could become subject to additional, heightened supervisory actions and orders. If our regulators were to take such additional actions, the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company and First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business.

Deposit Insurance.  In October 2008, the FDIC announced its Transaction Account Guarantee Program as part of its Temporary Liquidity Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that elect to participate in the program. The program applied to all non-interest bearing and interest-bearing personal and business checking deposit accounts and allowed for the payment of up to a maximum of 50 basis points on qualifying accounts at participating institutions. The program strived to strengthen confidence and encourage liquidity in the banking system by providing full insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. This unlimited insurance coverage is temporary and initially remained in effect for participating institutions until June 30, 2010. In April 2010, the FDIC approved a six-month extension through December 31, 2010 for the Transaction Account Guarantee Program but lowered the maximum interest rate on qualifying accounts to 25 basis points. First Bank elected to continue to participate in the FDIC’s Transaction Account Guarantee Program.

Other.  On August 10, 2009, we announced our intention to defer our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to our consolidated financial statements. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to the consolidated financial statements. In conjunction with this election, First Banks suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C and Class D preferred stock.

Financial Condition

Total assets decreased $1.51 billion to $9.07 billion at March 31, 2010, from $10.58 billion at December 31, 2009. The decrease in our total assets was primarily attributable to decreases in our cash and short-term investments, loan portfolio, bank-owned life insurance, assets held for sale and assets of discontinued operations; partially offset by increases in our investment securities portfolio and other real estate.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $1.05 billion to $1.46 billion at March 31, 2010, compared to $2.52 billion at December 31, 2009. The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our Chicago Region on February 19, 2010, resulting in a cash outlay of approximately $832.5 million;
➢	An increase in our investment securities portfolio of $347.4 million during the three months ended March 31, 2010; and
➢	The prepayment of $200.0 million of FHLB advances; partially offset by
➢	Customer repayments on loans significantly exceeding the decrease in our deposit balances of $40.4 million.

The majority of funds in our short-term investments at March 31, 2010 and December 31, 2009 were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity.”

Investment securities increased $347.4 million to $888.9 million at March 31, 2010, from $541.6 million at December 31, 2009. We utilized excess cash and cash equivalents to actively increase our available-for-sale investment securities portfolio during the first quarter of 2010 in an effort to maintain appropriate liquidity levels while maximizing our net interest margin.

Loans, net of unearned discount, decreased $409.4 million to $6.20 billion at March 31, 2010, from $6.61 billion at December 31, 2009, reflecting loan charge-offs of $88.4 million, transfers of loans to other real estate of $33.7 million and $287.3 million of other loan activity, consisting primarily of loan payments exceeding new loans as a result of reduced loan demand within our markets during the first quarter of 2010, as further discussed under “—Loans and Allowance for Loan Losses.”

FHLB and FRB stock decreased $13.1 million to $52.0 million at March 31, 2010, from $65.1 million at December 31, 2009. During the first quarter of 2010, we redeemed $8.9 million of FHLB stock associated with the prepayment of $200.0 million of FHLB advances in March 2010, as further discussed below. We also redeemed $4.3 million of FRB stock during the first quarter of 2010.

Bank premises and equipment, net of depreciation and amortization, was $178.1 million at March 31, 2010, compared to $178.3 million at December 31, 2009, reflecting depreciation and amortization, partially offset by acquisitions of premises and equipment.

Goodwill and other intangible assets decreased to $143.4 million at March 31, 2010, from $144.4 million at December 31, 2009, reflecting amortization of $1.1 million during the first quarter of 2010. See Note 5 to our consolidated financial statements for further discussion of goodwill and other intangible assets.

Bank-owned life insurance, or BOLI, decreased $19.7 million to $6.6 million at March 31, 2010, from $26.4 million at December 31, 2009. In January 2010, we terminated a BOLI policy with a carrying value of $19.8 million and received an initial cash payment of $19.2 million from the liquidation of the underlying assets associated with the terminated BOLI policy.

Other real estate increased $9.0 million to $134.2 million at March 31, 2010, from $125.2 million at December 31, 2009, primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans, partially offset by the sale of other real estate with a carrying value of $19.2 million during the first quarter of 2010 at a net gain of $878,000, and write-downs of other real estate of $4.5 million attributable to declining real estate values on certain properties, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets increased to $87.4 million at March 31, 2010, from $83.2 million at December 31, 2009.

Assets held for sale decreased to $737,000 at March 31, 2010, from $17.0 million at December 31, 2009, reflecting the completion of the sale of our Lawrenceville Branch on January 22, 2010. See Note 2 to our consolidated financial statements for further discussion of assets held for sale.

Assets of discontinued operations decreased to $141.6 million at March 31, 2010, from $518.1 million at December 31, 2009, primarily reflecting the completion of the sale of our Chicago Region on February 19, 2010. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Deposits decreased $40.4 million to $7.02 billion at March 31, 2010, from $7.06 billion at December 31, 2009. The decrease in deposits reflects decreases in noninterest bearing deposits and time deposits of $57.9 million and $16.5 million, respectively, partially offset by increases in interest-bearing demand and savings and money market deposits of $33.9 million in aggregate. The decrease in noninterest bearing deposits primarily reflects customer payments of taxes and other expenditures during the first quarter of 2010. We typically see a seasonal decrease in these accounts during the first quarter of each year. The decrease in our time deposits reflects a decrease of $25.7 million in deposits in the Certificate of Deposit Account Registry Service, or CDARS, program to $5.9 million at March 31, 2010 compared to $31.6 million at December 31, 2009, partially offset by organic growth through deposit development programs. The reduction in CDARS deposits is primarily due to management’s decision to use CDARS for placement of customer deposits and thereby earn fee income, rather than using CDARS to acquire time deposits from other banks. The increase in our interest-bearing demand and savings and money market deposits reflects organic growth through our deposit development programs, including marketing campaigns coupled with enhanced product and service offerings.

Other borrowings, which are comprised of securities sold under agreements to repurchase and FHLB advances, decreased $200.5 million to $567.0 million at March 31, 2010, from $767.5 million at December 31, 2009. We utilized excess liquidity from cash and short-term investments to prepay $200.0 million in FHLB advances in March 2010 that were scheduled to mature in April and July 2010, as further discussed in Note 11 to our consolidated financial statements and under “—Liquidity.” In addition, our securities sold under agreements to repurchase declined by $481,000 during the first three months of 2010, reflecting changes in customer balances associated with this product segment.

Accrued expenses and other liabilities increased to $102.2 million at March 31, 2010, from $87.0 million at December 31, 2009. The increase was primarily attributable to a liability of $36.3 million recorded at March 31, 2010 related to two investment securities traded but pending settlement, partially offset by a reduction in other liabilities of $25.9 million attributable to the purchase of an investment security that settled on December 31, 2009 but for which the cash was not transferred until January 4, 2010.

Liabilities held for sale decreased to zero at March 31, 2010, from $24.4 million at December 31, 2009, reflecting the completion of the sale of our Lawrenceville Branch on January 22, 2010. See Note 2 to our consolidated financial statements for further discussion of assets and liabilities held for sale.

Liabilities of discontinued operations decreased to $499.4 million at March 31, 2010, from $1.73 billion at December 31, 2009, reflecting the completion of the sale of our Chicago Region on February 19, 2010. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Stockholders’ equity, including noncontrolling interest in subsidiaries, was $492.2 million and $522.4 million at March 31, 2010 and December 31, 2009, respectively, reflecting a decrease of $30.2 million. The decrease during the first quarter of 2010 reflects:

➢	A net loss, including discontinued operations, of $27.6 million;

➢	Dividends declared of $4.2 million on our Class C Preferred Stock and Class D Preferred Stock; and

➢	A decrease in noncontrolling interest in subsidiaries of $437,000 associated with net losses in FB Holdings; partially offset by

➢
A reduction in accumulated other comprehensive loss of $1.9 million primarily associated with changes in unrealized gains and losses on derivative financial instruments and available-for-sale investment securities.

Results of Operations

Net Income.  We recorded a net loss, including discontinued operations, of $27.6 million for the three months ended March 31, 2010, compared to a net loss, including discontinued operations, of $89.4 million for the comparable period in 2009. Our results of operations reflect the following:

➢	A provision for loan losses of $42.0 million for the three months ended March 31, 2010, compared to $108.0 million for the comparable period in 2009;

➢
Net interest income of $64.1 million for the three months ended March 31, 2010, compared to $71.6 million for the comparable period in 2009, which contributed to a decline in our net interest margin to 2.85% for the three months ended March 31, 2010, compared to 3.19% for the comparable period in 2009;

➢	Noninterest income of $16.2 million for the three months ended March 31, 2010, compared to $20.3 million for the comparable period in 2009;

➢	Noninterest expense of $68.4 million for the three months ended March 31, 2010, compared to $64.4 million for the comparable period in 2009;

➢	A provision for income taxes of $105,000 for the three months ended March 31, 2010, compared to a benefit for income taxes of $543,000 for the comparable period in 2009;

➢
Income from discontinued operations, net of tax, of $2.2 million for the three months ended March 31, 2010, compared to a net loss from discontinued operations of $11.5 million for the comparable period in 2009. See Note 2 to our consolidated financial statements for further discussion of discontinued operations; and

➢	A net loss attributable to noncontrolling interest in subsidiaries of $437,000 for the three months ended March 31, 2010, compared to $2.0 million for the comparable period in 2009.

The decrease in the provision for loan losses in 2010, as compared to the same period in 2009, was primarily driven by a decrease in net loan charge-offs in addition to less severe asset migration to classified asset categories than the migration levels experienced during the first quarter of 2009, as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and net interest margin in 2010, as compared to the same period in 2009, was primarily attributable to a significantly higher average balance of short-term investments, the increased level of nonaccrual loans and a decline in the yield on our investment securities portfolio, partially offset by a decrease in deposit and other borrowing costs, as further discussed under “—Net Interest Income.”

The decrease in our noninterest income in 2010, as compared to the same period in 2009, was primarily attributable to lower gains on the sale of mortgage loans, increased net losses on derivative financial instruments, lower gains on sales of investment securities and decreased bank-owned life insurance investment income, partially offset by lower declines in the fair value of servicing rights, as further discussed under “—Noninterest Income.”

The increase in our noninterest expense in 2010, as compared to the same period in 2009, primarily resulted from increases in FDIC insurance assessment premiums, write-downs and expenses on other real estate properties, legal, examination and professional fees and other expenses, partially offset by reductions in salaries and employee benefits expense, information technology fees and advertising and business development expenses, as further discussed under “—Noninterest Expense.”

The low level of our provision (benefit) for income taxes primarily reflects our ongoing deferred tax asset valuation allowance, as further discussed under “—Provision for Income Taxes” and in Note 14 to our consolidated financial statements.

The increase in income from discontinued operations, net of tax, primarily reflects an $8.4 million gain recognized on the sale of our Chicago Region during the first quarter of 2010.

The decrease in the net loss attributable to noncontrolling interest in subsidiaries reflects reduced expenses in FB Holdings related to lower balances of nonaccrual loans and other real estate during the first three months of 2010 as compared to the same period in 2009.

Net Interest Income.  Net interest income, expressed on a tax-equivalent basis, decreased to $64.2 million for the three months ended March 31, 2010, compared to $71.9 million for the comparable period in 2009. Our net interest margin declined to 2.85% for the three months ended March 31, 2010, compared to 3.19% for the comparable period in 2009. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders’ equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the decline in our net interest margin and net interest income for the three months ended March 31, 2010, as compared to the same period in 2009, to a significantly higher average balance of short-term investments, the increased level of nonaccrual loans and a decline in the yield on our investment securities portfolio, partially offset by a decrease in deposit and other borrowing costs. Derivative financial instruments that were previously entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates increased our net interest income by $1.9 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively. Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the historically low levels of prime and the London Interbank Offered Rate (LIBOR). The average yield earned on our interest-earning assets decreased 96 basis points to 3.91% for the three months ended March 31, 2010, compared to 4.87% for the comparable period in 2009, while the average rate paid on our interest-bearing liabilities decreased 90 basis points to 1.40% for the three months ended March 31, 2010, compared to 2.30% for the comparable period in 2009. Our interest-earning assets averaged $9.15 billion for the three months ended March 31, 2010, compared to $9.14 billion for the comparable period in 2009. Our interest-bearing liabilities averaged $6.93 billion for the three months ended March 31, 2010, compared to $6.67 billion for the comparable period in 2009.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $81.1 million for the three months ended March 31, 2010, compared to $101.5 million for the comparable period in 2009. Average loans, net of unearned discount, decreased $1.54 billion to $6.45 billion for the three months ended March 31, 2010, from $8.00 billion for the comparable period in 2009. The decrease in average loans primarily reflects a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and significant loan payoffs. The yield on our loan portfolio decreased five basis points to 5.10% for the three months ended March 31, 2010, compared to 5.15% for the comparable period in 2009. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to the prime lending and LIBOR rate indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 72 and 33 basis points during the three months ended March 31, 2010 and 2009, respectively. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $1.9 million and $3.9 million for the three months ended March 31, 2010 and 2009, respectively. We have been re-pricing our loan portfolio over the last several quarters to be more reflective of current market conditions by implementing interest rate floors and increasing margins to prime lending and LIBOR rates in accordance with the respective borrower’s credit risk profile.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $5.3 million for the three months ended March 31, 2010, compared to $7.2 million for the comparable period in 2009. Average investment securities increased to $676.4 million for the three months ended March 31, 2010, compared to $607.0 million for the comparable period in 2009. We are utilizing a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to increase our net interest income. The yield earned on our investment portfolio was 3.17% for the three months ended March 31, 2010, compared to 4.83% for the comparable period in 2009, reflecting the decline in short-term interest rates during the periods as well as the sale of higher-yielding available-for-sale investment securities throughout 2009 to reposition our investment securities portfolio from securities that carried relatively high risk-weightings for regulatory capital purposes to lower risk-weighted investments.

Dividends on our FHLB and FRB stock were $583,000 for the three months ended March 31, 2010, compared to $401,000 for the comparable period in 2009. Average FHLB and FRB stock was $62.1 million for the three months ended March 31, 2010, compared to $51.2 million for the comparable period in 2009. The increase was attributable to increased holdings of FHLB stock associated with the increased level of average FHLB advances during the periods. The yield earned on our FHLB and FRB stock was 3.81% for the three months ended March 31, 2010, compared to 3.17% for the comparable period in 2009.

Interest income on our short-term investments was $1.2 million for the three months ended March 31, 2010, compared to $510,000 for the comparable period in 2009. Average short-term investments were $1.95 billion for the three months ended March 31, 2010, compared to $485.3 million for the comparable period in 2009. The yield earned on our short-term investments was 0.25% for the three months ended March 31, 2010, compared to 0.43% for the comparable period in 2009, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%, and a decline in short-term interest rates over the periods. We increased our overall liquidity position during 2009 in anticipation of the significant cash outflows associated with the expected completion of certain transactions associated with our Capital Plan, including the sale of our Chicago Region on February 19, 2010 and the sale of our Texas Region, which was completed on April 30, 2010, as further discussed under “—Liquidity” and in Note 2 and Note 18 to our consolidated financial statements. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan, has negatively impacted our net interest margin.

Interest expense on our interest-bearing deposits decreased to $17.5 million for the three months ended March 31, 2010, from $30.9 million for the comparable period in 2009. Average interest-bearing deposits decreased to $5.82 billion for the three months ended March 31, 2010, from $5.87 billion for the comparable period in 2009, reflecting anticipated reductions of higher rate certificates of deposits, partially offset by organic growth through deposit development programs. The mix of our deposit portfolio volumes reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in average time and savings and money market deposits of $124.3 million, in aggregate, were partially offset by increases in interest-bearing demand deposits of $75.6 million. Average noninterest-bearing demand deposits increased $148.9 million to $1.22 billion for the three months ended March 31, 2010, from $1.07 billion for the comparable period in 2009. The aggregate weighted average rate paid on our deposit portfolio was 1.22% for the three months ended March 31, 2010, compared to 2.14% for the comparable period in 2009, reflective of maturing certificates of deposits re-pricing to current market interest rates, and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 1.99% for the three months ended March 31, 2010, from 3.32% for the comparable period in 2009; the average rate paid on our savings and money market deposit portfolio declined to 0.75% for the three months ended March 31, 2010, from 1.44% for the comparable period in 2009; and the average rate paid on our interest-bearing demand deposits declined to 0.17% for the three months ended March 31, 2010, from 0.18% for the comparable period in 2009. We anticipate continued reductions in our deposit costs as certain of our certificates of deposit mature and re-price to current market interest rates and money market accounts re-price from promotional rates to current market interest rates.

Interest expense on our other borrowings was $3.4 million for the three months ended March 31, 2010, compared to $2.3 million for the comparable period in 2009. Average other borrowings increased to $758.7 million for the three months ended March 31, 2010, from $446.7 million for the comparable period in 2009. The increase in average other borrowings in 2010 reflects higher levels of FHLB advances in anticipation of the expected completion of certain transactions associated with our Capital Plan, including the sales of our Chicago and Texas Regions. The increase in FHLB advances was partially offset by a decrease in daily repurchase agreements and FRB borrowings. See further discussion regarding activity in other borrowings in Note 11 to our consolidated financial statements and under “—Liquidity.” The aggregate weighted average rate paid on our other borrowings was 1.81% for the three months ended March 31, 2010, compared to 2.12% for the comparable period in 2009, reflecting the decline in short-term interest rates during the periods.

Interest expense on our subordinated debentures was $3.1 million for the three months ended March 31, 2010, compared to $4.5 million for the comparable period in 2009. Average subordinated debentures were $353.9 million for the three months ended March 31, 2010, compared to $353.8 million for the three months ended March 31, 2009. The aggregate weighted average rate paid on our subordinated debentures was 3.55% for the three months ended March 31, 2010, compared to 5.16% for the comparable period in 2009. The aggregate weighted average rates and the level of interest expense reflect: (a) the reduction in LIBOR rates, and the impact to the related spreads to LIBOR during the periods; and (b) entrance into four interest rate swap agreements during 2008 with an aggregate notional amount of $125.0 million that effectively converted the interest payments on certain of our subordinated debentures from a variable rate to a fixed rate. In August 2009, we discontinued hedge accounting on these interest rate swap agreements due to the deferral of interest payments on our trust preferred securities, and as such, the net interest recorded on the interest rate swap agreements was recorded as noninterest income effective August 2009, as further described under “—Interest Rate Risk Management” and in Note 12 and Note 16 to our consolidated financial statements. Interest expense on our subordinated debentures for the three months ended March 31, 2009 includes $428,000 of interest expense associated with these interest rate swap agreements.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS

Interest-earning assets:
Loans (1) (2) (3) (4)	$6,454,297	81,120	5.10%	$7,997,825	101,524	5.15%
Investment securities (4)	676,395	5,290	3.17	607,047	7,230	4.83
FHLB and FRB stock	62,132	583	3.81	51,243	401	3.17
Short-term investments	1,952,830	1,220	0.25	485,319	510	0.43
Total interest-earning assets	9,145,654	88,213	3.91	9,141,434	109,665	4.87
Nonearning assets	479,995			734,953
Assets of discontinued operations	361,625			707,279
Total assets	$9,987,274			$10,583,666

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$915,629	386	0.17%	$839,993	383	0.18%
Savings and money market	2,274,980	4,215	0.75	2,281,456	8,083	1.44
Time deposits of $100 or more	943,934	4,618	1.98	926,860	7,686	3.36
Other time deposits	1,683,924	8,267	1.99	1,818,789	14,760	3.29
Total interest-bearing deposits	5,818,467	17,486	1.22	5,867,098	30,912	2.14
Other borrowings	758,719	3,388	1.81	446,684	2,334	2.12
Notes payable (5)	—	—	—	—	19	—
Subordinated debentures (3)	353,915	3,100	3.55	353,838	4,506	5.16
Total interest-bearing liabilities	6,931,101	23,974	1.40	6,667,620	37,771	2.30
Noninterest-bearing liabilities:
Demand deposits	1,223,864			1,074,977
Other liabilities	99,246			102,427
Liabilities of discontinued operations	1,217,080			1,755,404
Total liabilities	9,471,291			9,600,428
Stockholders’ equity	515,983			983,238
Total liabilities and stockholders’ equity	$9,987,274			$10,583,666
Net interest income		64,239			71,894
Interest rate spread			2.51			2.57
Net interest margin (6)			2.85%			3.19%
__________________
(1)	For purposes of these calculations, nonaccrual loans are included in average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense includes the effects of interest rate swap agreements.
(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $136,000 and $248,000 for the three months ended March 31, 2010 and 2009, respectively.

(5)	Interest expense on our notes payable reflects commitment fees for the three months ended March 31, 2009.
(6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended March 31,
	2010 Compared to 2009
			Net
	Volume	Rate	Change
	(dollars expressed in thousands)

Interest earned on:
Loans: (1) (2) (3)
Taxable	$(19,115)	(1,164)	(20,279)
Tax-exempt (4)	(262)	137	(125)
Investment securities:
Taxable	881	(2,627)	(1,746)
Tax-exempt (4)	(236)	42	(194)
FHLB and FRB stock	93	89	182
Short-term investments	1,002	(292)	710
Total interest income	(17,637)	(3,815)	(21,452)
Interest paid on:
Interest-bearing demand deposits	27	(24)	3
Savings and money market deposits	(23)	(3,845)	(3,868)
Time deposits	(925)	(8,636)	(9,561)
Other borrowings	1,436	(382)	1,054
Notes payable (5)	(19)	—	(19)
Subordinated debentures (3)	1	(1,407)	(1,406)
Total interest expense	497	(14,294)	(13,797)
Net interest income	$(18,134)	10,479	(7,655)
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effect of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable reflects commitment fees.

Provision for Loan Losses.  We recorded a provision for loan losses of $42.0 million for the three months ended March 31, 2010, compared to $108.0 million for the comparable period in 2009. The decrease in the provision for loan losses was primarily driven by a decrease in net loan charge-offs in addition to less severe asset migration to classified asset categories than the migration levels experienced during the first quarter of 2009.

Our nonaccrual loans were $657.9 million at March 31, 2010, compared to $691.1 million at December 31, 2009. The decrease in the overall level of nonaccrual loans during the first quarter of 2010 was primarily driven by loan charge-offs of $88.4 million exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.”

Our net loan charge-offs decreased to $58.1 million for the three months ended March 31, 2010, compared to $71.7 million for the comparable period in 2009. The decrease in net loan charge-offs was primarily due to a $25.0 million recovery recorded during the first quarter of 2010 on a commercial and industrial loan whereby we recorded aggregate charge-offs of $30.0 million during the year ended December 31, 2009.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income.   Noninterest income was $16.2 million for the three months ended March 31, 2010, compared to $20.3 million for the comparable period in 2009. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income. The decrease in our noninterest income was primarily attributable to lower gains on the sale of mortgage loans, increased net losses on derivative financial instruments, lower gains on sales of investment securities and decreased bank-owned life insurance investment income, partially offset by lower declines in the fair value of servicing rights

Service charges on deposit accounts and customer service fees were $11.0 million for the three months ended March 31, 2010, compared to $10.9 million for the comparable period in 2009, primarily reflecting changes in the deposit mix during the periods.

Gains on loans sold and held for sale decreased to $920,000 for the three months ended March 31, 2010, compared to $4.1 million for the comparable period in 2009. The decrease was primarily attributable to a significant decrease in the volume of mortgage loans originated and subsequently sold in the secondary market during 2010 as compared to 2009. During 2009, we experienced higher volumes of mortgage loans originated and sold as a result of increased levels of refinancing of one-to-four family residential real estate loans in light of declining mortgage interest rates experienced during 2009.

We recorded net gains on investment securities of $532,000 for the three months ended March 31, 2009. During 2009, we sold available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments. There were no sales of investment securities during the first quarter of 2010.

BOLI investment income was $50,000 for the three months ended March 31, 2010, compared to $366,000 for the comparable period in 2009. The decrease in BOLI investment income is reflective of a decline in the average balance of BOLI between the periods. In June 2009, we terminated our largest insurance policy resulting in a reduction in the carrying value of our BOLI investment of approximately $93.1 million. In January 2010, we terminated an additional insurance policy which had a carrying value of $19.8 million.

We recorded net losses on derivative instruments of $1.3 million for the three months ended March 31, 2010, attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our subordinated debentures, as further described under “—Interest Rate Risk Management” and in Note 16 to our consolidated financial statements. We recorded net gains on derivative instruments of $401,000 for the three months ended March 31, 2009, attributable to income generated from the issuance of our customer interest rate swap agreements.

We recorded net losses of $749,000 and $2.0 million associated with changes in the fair value of mortgage and SBA servicing rights for the three months ended March 31, 2010 and 2009, respectively. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds. The change also reflects changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio.

Loan servicing fees were $2.3 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively, and are primarily attributable to fee income generated for the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

Other income was $4.0 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively. The increase is primarily attributable to a gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville Branch, as further described in Note 2 to our consolidated financial statements.

Noninterest Expense. Noninterest expense was $68.4 million for the three months ended March 31, 2010, compared to $64.4 million for the comparable period in 2009. The increase in our noninterest expense primarily resulted from increases in FDIC insurance assessment premiums, write-downs and expenses on other real estate properties, legal, examination and professional fees and other expenses, partially offset by reductions in salaries and employee benefits expense, information technology fees and advertising and business development expenses, as a result of our continued efforts to improve our expense levels through the implementation of certain profit improvement initiatives.

Salaries and employee benefits expense decreased to $23.0 million for the three months ended March 31, 2010, from $24.4 million for the comparable period in 2009. The overall decrease in salaries and employee benefits expense is primarily attributable to the completion of certain staff reductions in 2009. Our total full-time equivalent employees (FTEs), excluding discontinued operations, decreased to 1,647 at March 31, 2010, from 1,679 at December 31, 2009 and 1,763 at March 31, 2009, representing decreases of 1.9% and 6.6%, respectively. The decrease in salaries and employee benefits expense is also reflective of a decline in other benefits expenses, including our 401(k) matching contribution, which we eliminated in April 2009. These decreases were partially offset by an increase in compensation expense related to the performance of the underlying investments in our nonqualified deferred compensation plan.

Occupancy, net of rental income, and furniture and equipment expense was $11.5 million and $11.6 million for the three months ended March 31, 2010 and 2009, respectively. The slight decrease in 2010 primarily reflects reduced depreciation expense associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives.

Postage, printing and supplies expense was $1.1 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively, primarily reflecting a decrease in office supplies expenses as a result of profit improvement initiatives.

Information technology and item processing fees decreased to $7.4 million for the three months ended March 31, 2010, from $8.2 million for the comparable period in 2009. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 8 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions, and other subsidiaries.

Legal, examination and professional fees increased to $3.5 million for the three months ended March 31, 2010, compared to $3.1 million for the comparable period in 2009. The increase in legal, examination and professional fees primarily reflects higher legal expenses associated with our divestiture activities in addition to our collection and foreclosure efforts associated with the significant increase in nonperforming assets and ongoing litigation matters. We anticipate legal, examination and professional fees to remain at higher than historical levels until economic conditions stabilize primarily as a result of higher legal and professional fees associated with foreclosure efforts on problem loans, other collection efforts and ongoing litigation matters.

Amortization of intangible assets was $1.1 million for the three months ended March 31, 2010 and 2009, reflecting a slight decrease in the amortization of core deposit intangibles associated with prior acquisitions.

Advertising and business development expense decreased to $430,000 for the three months ended March 31, 2010, from $767,000 for the comparable period in 2009, reflecting certain profit improvement initiatives and management’s efforts to reduce these expenditures in light of the current economic environment.

FDIC insurance expense increased to $5.5 million for the three months ended March 31, 2010, from $3.4 million for the comparable period in 2009. Our premium rates increased based on an increase in our risk assessment rating and are expected to continue to increase in the future based on economic developments within the banking industry, including the failure of other financial institutions.

Write-downs and expenses on other real estate were $7.9 million and $4.5 million for the three months ended March 31, 2010 and 2009, respectively, and include write-downs related to the revaluation of certain properties of $4.5 million and $613,000 for the three months ended March 31, 2010 and 2009, respectively. Other real estate expenses, exclusive of write-downs, such as taxes and repairs and maintenance were $3.5 million and $3.9 million for the three months ended March 31, 2010 and 2009, respectively. During the first quarter of 2010, we recorded a write-down of $3.0 million related to a decrease in the fair value on a single property located in Northern California. The overall higher than historical level of expenses on other real estate is primarily due to expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties as well as other property preservation related expenses. The balance of our other real estate properties was $134.2 million at March 31, 2010, compared to $125.2 million at December 31, 2009 and $145.8 million at March 31, 2009. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the continued increase in our other real estate balances and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense was $7.1 million and $6.1 million for the three months ended March 31, 2010 and 2009, respectively. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, and overdraft losses. The increase in other expense was primarily attributable to an increase in loan expenses associated with collection efforts related to asset quality matters, partially offset by a decrease in overdraft losses, net of recoveries, and certain profit improvement initiatives to reduce overall expense levels.

Provision for Income Taxes.  We recorded a provision for income taxes of $105,000 for the three months ended March 31, 2010, compared to a benefit for income taxes of $543,000 for the three months ended March 31, 2009. The provision for income taxes during 2010 and 2009 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 14 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 14 to our consolidated financial statements.

Net Loss Attributable to Noncontrolling Interest in Subsidiaries. Net losses attributable to noncontrolling interest in subsidiaries were $437,000 and $2.0 million for the three months ended March 31, 2010 and 2009, respectively, and were comprised of the following:

➢
The noncontrolling interest in the net loss in FB Holdings of $437,000 and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. The decrease is reflective of lower balances of nonaccrual loans and other real estate in FB Holdings during the first three months of 2010 as compared to the same period in 2009; and

➢	The noncontrolling interest in the net loss in SBLS LLC of $485,000 for the three months ended March 31, 2009.

Noncontrolling interest in our subsidiaries is more fully described in Note 8 to our consolidated financial statements.

Loss from Discontinued Operations, Net of Tax. We recorded income from discontinued operations, net of tax, of $2.2 million for the three months ended March 31, 2010 compared to a net loss of $11.5 million for the comparable period in 2009. The net income for the three months ended March 31, 2010 is reflective of a gain of $8.4 million associated with the sale of our Chicago Region on February 19, 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of approximately $26.3 million. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

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

The derivative financial instruments we held as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010		December 31, 2009
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap agreements	58,633	759	80,194	683
Interest rate lock commitments	29,000	500	36,000	369
Forward commitments to sell mortgage-backed securities	49,000	35	61,000	647
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

The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We realized net interest income on our derivative financial instruments of $1.9 million for the three months ended March 31, 2010, compared to $3.5 million for the comparable period in 2009. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans, and recorded a pre-tax gain of $20.8 million, in aggregate, which is being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010. Net interest income on our derivative financial instruments included $1.9 million and $3.9 million of such amortized gain for the three months ended March 31, 2010 and 2009, respectively. The increase to net interest income for the three months ended March 31, 2009 was partially offset by $428,000 of the net interest differential on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures, as further discussed below.

We recorded net losses on derivative instruments of $1.3 million for the three months ended March 31, 2010, which is included in noninterest income in the consolidated statements of operations, compared to net gains on derivative instruments of $401,000 for the comparable period in 2009. The net loss on derivative instruments for the three months ended March 31, 2010 is attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our subordinated debentures. We discontinued hedge accounting treatment on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements, which was recorded as interest expense on subordinated debentures in the consolidated statements of operations, was recorded as a net reduction of noninterest income effective August 2009. Furthermore, in August 2009, we reclassified a cumulative fair value adjustment of $4.6 million on these interest rate swap agreements from accumulated other comprehensive loss to net gain (loss) on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. The net gains on our derivative instruments for the three months ended March 31, 2009 is attributable to income generated from the issuance of our customer interest rate swap agreements.

Our derivative financial instruments are more fully described in Note 16 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 92.0% of total interest income for the three months ended March 31, 2010, compared to 92.7% for the comparable period in 2009.

Loans, net of unearned discount, represented 68.3% of our assets as of March 31, 2010, compared to 62.4% of our assets at December 31, 2009. Loans, net of unearned discount, decreased $409.4 million to $6.20 billion at March 31, 2010 from $6.61 billion at December 31, 2009. The following table summarizes the composition of our loan portfolio by major category at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,536,701	1,692,922
Real estate construction and development	970,524	1,052,922
Real estate mortgage:
One-to-four family residential	1,220,479	1,279,166
Multi-family residential	207,685	223,044
Commercial real estate	2,190,402	2,269,372
Consumer and installment, net of unearned discount	38,241	48,183
Loans held for sale	34,883	42,684
Loans, net of unearned discount	$6,198,915	6,608,293

The following table summarizes the composition of our loan portfolio by geographic region and/or subsidiary at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)
Mortgage Division, excluding Florida	$352,355	375,764
Florida	298,030	320,235
Northern California	795,351	844,526
Southern California	1,666,497	1,775,562
Chicago	343,687	368,434
Missouri	1,280,195	1,365,168
Texas	499,137	517,066
First Bank Business Capital, Inc	73,555	75,254
Northern and Southern Illinois	656,428	729,344
Other	233,680	236,940
Total	$6,198,915	6,608,293

We attribute the net decrease in our loan portfolio during the first three months of 2010 primarily to:

➢
A decrease of $156.2 million in our commercial, financial and agricultural portfolio, reflecting loan charge-offs of $6.5 million, as further discussed below, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $82.4 million in our real estate construction and development portfolio primarily attributable to loan charge-offs of $39.1 million, transfers to other real estate of $16.1 million and other loan activity. The following table summarizes the composition of our real estate construction and development portfolio by region as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)
Northern California	$97,938	100,543
Southern California	407,741	435,051
Chicago	104,332	115,141
Missouri	130,385	152,736
Texas	176,597	185,084
Florida	8,061	12,792
Northern and Southern Illinois	44,091	50,713
Other	1,379	862
Total	$970,524	1,052,922

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio, in particular Northern and Southern California, Chicago, Missouri and Florida. As a result of the asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance over the last 27 months by $1.17 billion, or 54.7%, from $2.14 billion at December 31, 2007 to $970.5 million at March 31, 2010. Of the remaining portfolio balance of $970.5 million, $394.3 million, or 40.6%, of loans were in a nonaccrual status as of March 31, 2010, as further discussed below;

➢
A decrease of $58.7 million in our one-to-four family residential real estate loan portfolio primarily attributable to charge-offs of $24.6 million, transfers to other real estate of $6.7 million and principal payments. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)
One-to-four family residential real estate:
Non-Mortgage Division portfolio	$308,198	332,653
Mortgage Division portfolio, excluding Florida	324,598	340,201
Florida portfolio	163,320	179,985
Home equity portfolio	424,363	426,327
Total	$1,220,479	1,279,166

Our Non-Mortgage Division portfolio consists of prime mortgage loans originated to customers from our retail branch banking network. As of March 31, 2010, approximately $14.5 million, or 4.7%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $24.5 million, or 7.4%, during the first quarter of 2010 is primarily attributable to prepayments associated with the ongoing mortgage refinance environment.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. We continue to experience significant distress within this portfolio of loans and recorded loan charge-offs of $7.2 million on this portfolio during the first quarter of 2010. As of March 31, 2010, approximately $86.5 million, or 26.6%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $24.3 million and nonaccrual loans of $62.2 million.

Our Florida portfolio consists primarily of prime and Alt A mortgage loans. We continue to experience significant distress within this portfolio of loans and recorded loan charge-offs of $12.3 million on this portfolio during the first quarter of 2010. As of March 31, 2010, approximately $34.6 million, or 21.2%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $9.9 million and nonaccrual loans of $24.7 million.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. As of March 31, 2010, approximately $4.3 million, or 1.0%, of this portfolio is on nonaccrual status;

➢
A decrease of $15.4 million in our multi-family residential real estate portfolio primarily attributable to loan charge-offs of $2.7 million and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $79.0 million in our commercial real estate portfolio primarily attributable to loan charge-offs of $15.1 million, transfers to other real estate of $10.8 million and our efforts to reduce our exposure to commercial real estate in the current economic environment;

➢
A decrease of $9.9 million in our consumer and installment portfolio, net of unearned discount, reflecting an increase in unearned discount of $1.7 million from December 31, 2009 to March 31, 2010 and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets; and

➢	A decrease of $7.8 million in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales into the secondary mortgage and small business markets.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)
Nonperforming Assets (1):
Nonaccrual loans:
Commercial, financial and agricultural	$51,564	41,408
Real estate construction and development	394,265	407,077
One-to-four family residential mortgage	105,689	112,236
Multi-family residential mortgage	7,397	14,734
Commercial real estate mortgage	98,736	115,312
Consumer and installment	266	337
Total nonaccrual loans	657,917	691,104

Other real estate	134,236	125,226
Other repossessed assets	1,706	1,685
Total nonperforming assets	$793,859	818,015

Loans, net of unearned discount	$6,198,915	6,608,293

Performing troubled debt restructurings	$55,493	54,336

Loans past due 90 days or more and still accruing	$3,827	3,807

Ratio of:
Allowance for loan losses to loans	4.03%	4.03%
Nonaccrual loans to loans	10.61	10.46
Allowance for loan losses to nonaccrual loans	38.01	38.55
Nonperforming assets to loans, other real estate and repossessed assets	12.53	12.15
_________________
(1)
During the first quarter of 2010, the Company modified its definition of nonperforming assets to exclude performing troubled debt restructurings because these loans were performing in accordance with their current or modified terms. Prior periods have been adjusted for this reclassification.

Our nonperforming assets, consisting of nonaccrual loans, other real estate owned and repossessed assets, were $793.9 million and $818.0 million at March 31, 2010 and December 31, 2009, respectively. Our nonperforming assets at March 31, 2010 included $7.6 million of nonaccrual loans and $43.9 million of other real estate owned, or $51.4 million of nonperforming assets, in aggregate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an affiliated entity. As such, FB Holdings owned approximately 6.5% of our nonperforming assets at March 31, 2010.

We attribute the $33.2 million net decrease in our nonaccrual loans during the three months ended March 31, 2010 to the following:

➢
A decrease in nonaccrual loans of $12.8 million in our real estate construction and development loan portfolio driven by charge-offs of $39.1 million and transfers to other real estate of $16.1 million, partially offset by additions during the quarter. Although the level of deterioration within this portfolio has slowed as compared to recent quarters, we continue to experience deterioration as a result of weak economic conditions and significant declines in real estate values and we expect these trends to continue until market conditions stabilize, both on a nationwide basis and in our primary market areas;

➢
A decrease in nonaccrual loans of $6.5 million in our one-to-four family residential real estate loan portfolio primarily driven by charge-offs of $24.6 million and transfers to other real estate of $6.7 million, partially offset by additions during the quarter driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our one-to-four family residential nonaccrual loans in our Mortgage Banking division, excluding Florida, decreased $1.4 million, from $63.7 million at December 31, 2009 to $62.2 million at March 31, 2010. Our one-to-four family residential nonaccrual loans in our Florida region decreased $6.1 million, from $30.8 million at December 31, 2009 to $24.7 million at March 31, 2010. These decreases were partially offset by an increase of $1.0 million in our Non-Mortgage division portfolio;

➢
A decrease in nonaccrual loans of $7.3 million in our multi-family residential loan portfolio primarily driven by charge-offs of $2.7 million and transfers to other real estate of $589,000. At March 31, 2010, approximately 3.6% of this portfolio is on nonaccrual status; and

➢
A decrease in nonaccrual loans of $16.6 million in our commercial real estate portfolio primarily driven by charge-offs of $15.1 million and transfers to other real estate of $10.8 million, partially offset by new additions resulting from continued weak economic conditions and significant declines in real estate values. At March 31, 2010, approximately 4.5% of this portfolio is on nonaccrual status. Our commercial real estate portfolio of $2.19 billion is approximately 50.5% owner occupied and 49.5% non-owner occupied at March 31, 2010, and approximately 4.1% and 5.2% of our owner occupied and non-owner occupied commercial real estate portfolio, respectively, is on nonaccrual status at March 31, 2010.

These decreases were partially offset by:

➢
An increase in nonaccrual loans of $10.2 million in our commercial, financial and agricultural portfolio primarily driven by new additions during the quarter partially offset by charge-offs of $6.5 million. At March 31, 2010, approximately 3.4% of this portfolio is on nonaccrual status; and

The increase in other real estate of $9.0 million during the first quarter of 2010 was primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans, partially offset by the sale of other real estate properties with a carrying value of $19.2 million at a net gain of $878,000 and write-downs of other real estate of $4.5 million attributable to declining real estate values on certain properties.

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

The following table summarizes the composition of our nonperforming assets by region / subsidiary at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$69,001	71,082
Florida	48,952	60,762
Northern California	70,657	63,528
Southern California	264,867	265,794
Chicago	107,955	119,436
Missouri	97,217	112,837
Texas	80,758	78,389
First Bank Business Capital, Inc.	2,234	3,090
Northern and Southern Illinois	24,705	21,807
Other	27,513	21,290
Total nonperforming assets	$793,859	818,015

Loans past due 90 days or more and still accruing interest were $3.8 million at March 31, 2010 and December 31, 2009. Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status.

Troubled Debt Restructurings. We classify certain loans as troubled debt restructurings in cases where a borrower experiences financial difficulties and we elect to make certain modifications to the contractual terms of the loans. Loans renegotiated at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from troubled debt restructuring classification in the calendar years subsequent to the renegotiation if the loan is in compliance with the modified terms. As of March 31, 2010 and December 31, 2009, $55.5 million and $54.3 million, respectively, of loans were identified by management as performing troubled debt restructurings and $129.1 million and $13.8 million, respectively, of loans were identified by management as troubled debt restructurings and were on nonaccrual status. The following table presents the categories of performing troubled debt restructurings as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,749	18,864
Real estate mortgage:
One-to-four family residential	34,161	35,472
Commercial real estate	19,583	—
Total performing troubled debt restructurings	$55,493	54,336

The decrease in commercial, financial and agricultural performing troubled debt restructurings during the first quarter of 2010 was primarily due to a $18.9 million credit relationship in our FBBC subsidiary being removed from troubled debt restructuring status as a result of compliance with the contractual terms of the modified loan agreement. The increase in commercial real estate troubled debt restructurings was due to the modification of terms on two credit relationships during the first quarter of 2010.

Potential Problem Loans. As of March 31, 2010 and December 31, 2009, $349.3 million and $323.7 million, respectively, of loans not included in the nonperforming assets and performing troubled debt restructuring tables above were identified by management as having potential credit problems, or potential problem loans. The following table presents the categories of potential problem loans as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$114,394	98,841
Real estate construction and development	108,254	134,939
Real estate mortgage:
One-to-four family residential	6,383	2,699
Multi-family residential	12,660	11,085
Commercial real estate	107,588	76,160
Total potential problem loans	$349,279	323,724

The increase in potential problem loans of $25.6 million during the first quarter of 2010 reflects the reclassification of an $18.9 million single credit in our FBBC subsidiary from a performing troubled debt restructuring at December 31, 2009 to a potential problem loan at March 31, 2010 and continued weak economic conditions in the nationwide housing markets, increasing unemployment rates and ongoing significant declines in real estate values in all of our markets.

The following table summarizes the composition of our potential problem loans by region / subsidiary at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Florida	$3,859	2,414
Northern California	82,505	62,002
Southern California	64,276	68,256
Chicago	14,296	21,197
Missouri	101,208	114,665
Texas	29,116	24,947
First Bank Business Capital, Inc.	19,064	—
Northern and Southern Illinois	21,338	20,094
Other	13,617	10,149
Total potential problem loans	$349,279	323,724

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

Allowance for Loan Losses. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 4.03% at March 31, 2010 and December 31, 2009 and 2.56% at December 31, 2008. Our allowance for loan losses as a percentage of nonaccrual loans was 38.01% and 38.55% at March 31, 2010 and December 31, 2009, respectively, and 52.71% at December 31, 2008. Our allowance for loan losses decreased to $250.1 million at March 31, 2010, compared to $266.4 million at December 31, 2009 and $220.2 million at December 31, 2008.

The decrease in the allowance for loan losses of $16.4 million during the first quarter of 2010 was primarily due to the decrease in nonaccrual loans in addition to the $409.4 million decrease in the overall level of our loan portfolio. The increase in the allowance for loan losses and the allowance for loan losses as a percentage of loans, net of unearned discount, throughout 2009 was primarily attributable to the following:

➢
The downward migration of performing loans to more severe risk ratings that carry a higher reserve allocation, including the risk rating for potential problem loans. We adjusted the risk ratings on loans across all commercial loan types, resulting in higher allowance for loan losses allocations. Specifically, substantially all real estate construction and development loans migrated downward in risk ratings resulting in increased allowance for loan losses allocations as a result of our charge-off levels within this portfolio segment and declining real estate values throughout our primary markets;

➢	An increase in historical loss ratios used to determine estimated credit losses by loan type as a result of an increase in recent charge-off experience;

➢
The increase in our nonaccrual loans. Our nonaccrual loans significantly increased during 2009 which generally resulted in a higher allowance for loan losses being specifically applied to these loans; and

➢
An increase in the allowance for loan losses allocation related to our qualitative and environmental factors utilized in our allowance for loan losses calculation resulting from continued asset quality deterioration, declining real estate values, current economic conditions and other factors, including industry data.

During the same time period, our allowance for loan losses as a percentage of nonperforming loans declined. We record charge-offs on nonperforming loans typically within 30 to 90 days of the credit relationship reaching nonperforming loan status. We measure impairment and the resulting charge-off amount based primarily on third party appraisals. As such, rather than carrying specific reserves on nonperforming loans, which would have the effect of increasing the allowance for loan losses as a percentage of nonperforming loans, we generally recognize a loan loss through a charge to the allowance for loan losses once the credit relationship reaches nonperforming loan status, which has the effect of reducing the allowance for loan losses as a percentage of nonperforming loans.

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$266,448	220,214
Allowance for loan losses allocated to loans sold	(257)	—
	266,191	220,214
Loans charged-off:
Commercial financial and agricultural	(6,527)	(24,111)
Real estate construction and development	(39,073)	(17,990)
Real estate mortgage:
One-to-four family residential loans	(24,632)	(28,777)
Multi-family residential loans	(2,698)	—
Commercial real estate loans	(15,083)	(3,692)
Consumer and installment	(369)	(244)
Total loans charged-off	(88,382)	(74,814)
Recoveries of loans previously charged-off:
Commercial financial and agricultural	27,268	656
Real estate construction and development	1,226	451
Real estate mortgage:
One-to-four family residential loans	1,221	1,147
Commercial real estate loans	437	821
Consumer and installment	103	76
Recoveries of loans previously charged-off	30,255	3,151
Net loans charged-off	(58,127)	(71,663)
Provision for loan losses	42,000	108,000
Balance, end of period	$250,064	256,551

Our net loan charge-offs were $58.1 million and $71.7 million for the three months ended March 31, 2010 and 2009, respectively. Our annualized net loan charge-offs as a percentage of average loans were 3.65% and 3.63% for the three months ended March 31, 2010 and 2009, respectively.

We attribute the net decrease in our net loan charge-offs to the following:

➢
A decrease in net loan charge-offs of $44.2 million associated with our commercial, financial and agricultural portfolio to net recoveries of $20.7 million for the three months ended March 31, 2010, compared to net charge-offs of $23.5 million for the three months ended March 31, 2009. Specifically in this portfolio, for the three months ended March 31, 2010, we recorded a $25.0 million recovery on a single credit whereby we had previously recorded aggregate charge-offs of $30.0 million during 2009 on the same credit, or $10.0 million in the first quarter of 2009 and $20.0 million in the third quarter of 2009. During the three months ended March 31, 2009, we recorded a $10.0 million charge-off on the single credit as discussed above in addition to a $10.5 million charge-off on a single credit in our FBBC subsidiary; and

➢
A decrease in net loan charge-offs of $4.2 million associated with our one-to-four family residential loan portfolio to $23.4 million for the three months ended March 31, 2010, compared to $27.6 million for the three months ended March 31, 2009. These net loan charge-offs primarily consist of $7.2 million associated with our one-to-four family residential mortgage portfolio generated by our Mortgage Division, excluding Florida, recorded during the three months ended March 31, 2010 compared to $10.7 million recorded during the three months ended March 31, 2009, and $12.3 million associated with our Florida one-to-four family residential portfolio recorded during the three months ended March 31, 2010, compared to $14.0 million recorded during the three months ended March 31, 2009; partially offset by

➢
An increase in net loan charge-offs of $20.3 million associated with our real estate construction and development portfolio to $37.8 million for the three months ended March 31, 2010, compared to $17.5 million for the three months ended March 31, 2009. Net loan charge-offs for the three months ended March 31, 2010 included a $9.7 million charge-off on a loan in our St. Louis, Missouri region and an $8.0 million charge-off on a loan in our Southern California region. We continue to experience significant distress and unstable market conditions throughout our market areas, resulting in higher developer inventories, slower lot and home sales and significantly declining real estate values;

➢	An increase in net charge-offs of $2.7 million associated with our multi-family residential real estate portfolio; and

➢
An increase in net loan charge-offs of $11.8 million associated with our commercial real estate portfolio to $14.6 million for the three months ended March 31, 2010, compared to $2.9 million for the three months ended March 31, 2009, reflecting declining market conditions in commercial real estate, in particular our non-owner occupied commercial real estate portfolio.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / subsidiary for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$7,234	10,707
Florida	16,249	19,856
Northern California	3,926	4,042
Southern California	(9,307)	17,273
Chicago	11,651	4,377
Missouri	22,933	405
Texas	858	2,897
First Bank Business Capital, Inc.	500	10,470
Northern and Southern Illinois	466	793
Other	3,617	843
Total net loan charge-offs	$58,127	71,663

As discussed above, the decrease in net loan charge-offs of $26.6 million in our Southern California region was primarily attributable to a $25.0 million recovery recorded during the three months ended March 31, 2010 on a commercial and industrial loan. The increase in net charge-offs of $22.5 million in our Missouri region is primarily due to charge-offs of $9.7 million and $3.5 million on two real estate construction and development loans and a charge-off of $3.7 million on a commercial real estate loan. The decrease in net charge-offs of $10.0 million in our FBBC subsidiary is primarily attributable to a charge-off of $10.5 million on a single credit in this portfolio recorded during the three months ended March 31, 2009.

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

 Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, including certificates issued through the CDARS program, selling securities under agreements to repurchase and utilizing borrowings from the FHLB, the FRB and other borrowings. The aggregate funds acquired from these sources were $1.54 billion and $1.70 billion at March 31, 2010 and December 31, 2009, respectively.

The following table presents the maturity structure of these other sources of funds, which consist of certificates of deposit of $100,000 or more and other borrowings, at March 31, 2010:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)

Three months or less	$255,507	47,013	302,520
Over three months through six months	183,003	—	183,003
Over six months through twelve months	368,066	—	368,066
Over twelve months	164,710	520,000	684,710
Total	$971,286	567,013	1,538,299

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at March 31, 2010 or December 31, 2009.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $197.2 million and $353.1 million at March 31, 2010 and December 31, 2009, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. We had FHLB advances outstanding of $400.0 million and $600.0 million at March 31, 2010 and December 31, 2009, respectively. Standby letters of credit issued by the FHLB on First Bank’s behalf were $62.5 million and $81.1 million at March 31, 2010 and December 31, 2009, respectively. In March 2010, funds available from short-term investments were utilized to prepay two $100.0 million FHLB advances that were scheduled to mature in April 2010 and July 2010, resulting in prepayment penalties of $281,000, in aggregate.

Our cash and cash equivalents decreased $1.05 billion to $1.46 billion at March 31 2010, compared to $2.52 billion at December 31, 2009. Our loan-to-deposit ratio decreased to 88.3% at December 31, 2009 from 93.5% at December 31, 2009. The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our Chicago Region on February 19, 2010, resulting in a cash outlay of approximately $832.5 million;
➢	An increase in our investment securities portfolio of $347.4 million during the three months ended March 31, 2010; and
➢	The prepayment of $200.0 million of FHLB advances as discussed above; partially offset by
➢	Customer repayments on loans significantly exceeding the decrease in our deposit balances of $40.4 million.

We supplemented our overall liquidity position during 2009 and the first quarter of 2010 in anticipation of the expected completion of certain transactions associated with our Capital Plan, including the sale of our Chicago Region on February 19, 2010 and the sale of our Texas Region, which was completed on April 30, 2010, and resulted in a cash outlay of approximately $351.8 million as further described under “—Recent Developments – Capital Plan.”

We are actively increasing our unpledged investment securities portfolio in an effort to increase our net interest income and available liquidity. Our unpledged investment securities were $463.6 million at March 31, 2010, compared to $121.2 million at December 31, 2009. We also continue to explore opportunities to increase eligible collateral at the FHLB to maximize our overall liquidity position.

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

In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing operating activities. The required payments under such commitments and other obligations at March 31, 2010 were as follows:

	Less Than	1-3	3-5	Over
	1 Year	Years	Years	5 Years	Total (1)
	(dollars expressed in thousands)

Operating leases (2)	$13,591	21,343	12,640	33,716	81,290
Certificates of deposit (3)	2,142,026	444,858	15,340	125	2,602,349
Other borrowings (3)	47,013	420,000	—	100,000	567,013
Subordinated debentures (4)	—	—	—	353,924	353,924
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations (6)	36,920	377	106	4	37,407
Total	$2,239,550	886,578	28,086	797,939	3,952,153
_________________________
(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $3.5 million and related accrued interest expense of $1.3 million for which the timing of payment of such liabilities cannot be reasonably estimated as of March 31, 2010.

(2)
Amounts exclude operating leases associated with discontinued operations of $1.6 million, $3.1 million, $2.6 million and $5.4 million for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $12.7 million.

(3)	Amounts exclude the related interest expense accrued on these obligations as of March 31, 2010.
(4)
Amounts exclude the accrued interest expense on subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $9.7 million and $12.3 million, respectively, as of March 31, 2010. As further described under “—Recent Developments – Regulatory Matters,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(5)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.
(6)	Amounts include $36.3 million related to obligations for two investment securities traded in March 2010 that settled in April 2010, as further described under “—Financial Condition.”

We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Recent Developments – Regulatory Matters.”

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

In October 2008, the FDIC announced its Transaction Account Guarantee Program as part of its Temporary Liquidity Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that elect to participate in the program. The program applied to all non-interest bearing and interest-bearing personal and business checking deposit accounts and allowed for the payment of up to a maximum of 50 basis points on qualifying accounts at participating institutions. The program strived to strengthen confidence and encourage liquidity in the banking system by providing full insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. This unlimited insurance coverage is temporary and initially remained in effect for participating institutions until June 30, 2010. In April 2010, the FDIC approved a six-month extension through December 31, 2010 for the Transaction Account Guarantee Program but lowered the maximum interest rate on qualifying accounts to 25 basis points. First Bank elected to continue to participate in the FDIC’s Transaction Account Guarantee Program.

We believe we have sufficient liquidity to meet our current and future near-term liquidity needs; however, no assurance can be made that our liquidity position will not be materially, adversely affected in the future. In addition, our ability to receive future dividends from First Bank to assist us in meeting our operating requirements, both on a short-term and long-term basis, is subject to regulatory approval, as further described above and under “—Recent Developments – Regulatory Matters.”

Effects of New Accounting Standards

In June 2009, the FASB issued SFAS No. 166 – Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860, “Transfers and Servicing.” ASC Topic 860 requires more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. The guidance is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. We adopted the requirements of ASC Topic 860 on January 1, 2010, which did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 – Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) – Consolidation of Variable Interest Entities, which was subsequently incorporated into ASC Topic 810, “Consolidation,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. We adopted the requirements of ASC Topic 810 on January 1, 2010, which did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05 – Fair Value Measurements and Disclosures (ASC Topic 820) – Measuring Liabilities at Fair Value. This ASU clarifies that the fair value of a liability may be determined using the perspective of an investor that holds the related obligation as an asset and addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The ASU is effective for interim and annual periods beginning after August 27, 2009 and applies to all fair-value measurements of liabilities required by GAAP. No new fair value measurements are required by the ASU. We adopted the requirements of ASC Topic 820 on January 1, 2010, which did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 – Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of Subtopic 820-10, providing additional disclosures for transfers in and out of Levels I and II and for activity in Level III and clarifies certain other existing disclosure requirements including the level of disaggregation and disclosures around inputs and valuation techniques. The final amendments of this ASU will be effective for annual or interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. This requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The amended ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We implemented the disclosure requirements under this ASU on January 1, 2010, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which are reported in Note 15 to our consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2009, our risk management program’s simulation model indicated a loss of projected net interest income should interest rates decline. We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicated a pre-tax projected loss of approximately 6.8% of net interest income, based on assets and liabilities at December 31, 2009. At March 31, 2010, we remain in an “asset-sensitive” position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

Our asset-sensitive position, coupled with the effect of cuts in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the increased level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future, as reflected in our net interest margin for the three months ended March 31, 2010, as compared to the same period in 2009, and further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Item 4 – Controls and Procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required by this item is set forth in Note 17, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.

In the ordinary course of business, we and our subsidiaries become involved in legal proceedings, including litigation arising out of our efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against us. Our management, in consultation with legal counsel, believes the ultimate resolution of these existing proceedings are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations.

As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements appearing elsewhere in this report, the Company and First Bank have entered into agreements with the Federal Reserve Bank of St. Louis and the Missouri Division of Finance.

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

Date:      May 13, 2010

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)