Form 10-Q
period 2010-06-30
FIRST BANKS, INC
filed 2010-08-13
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2010

Common Stock, $250.00 par value	23,661

First Banks, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

First Banks, Inc.

Consolidated Balance Sheets – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009

ASSETS

Cash and cash equivalents:
Cash and due from banks	$130,508	143,731
Short-term investments	1,334,445	2,372,520
Total cash and cash equivalents	1,464,953	2,516,251
Investment securities:
Available for sale	983,255	527,332
Held to maturity (fair value of $13,320 and $15,258, respectively)	12,232	14,225
Total investment securities	995,487	541,557
Loans:
Commercial, financial and agricultural	1,291,627	1,692,922
Real estate construction and development	763,620	1,052,922
Real estate mortgage	3,304,504	3,771,582
Consumer and installment	43,142	56,029
Loans held for sale	38,695	42,684
Total loans	5,441,588	6,616,139
Unearned discount	(5,857)	(7,846)
Allowance for loan losses	(241,969)	(266,448)
Net loans	5,193,762	6,341,845
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	51,921	65,076
Bank premises and equipment, net	168,516	178,302
Goodwill and other intangible assets	132,771	144,439
Bank-owned life insurance	6,685	26,372
Deferred income taxes	22,883	24,700
Other real estate	186,385	125,226
Other assets	85,594	83,197
Assets held for sale	—	16,975
Assets of discontinued operations	166,738	518,056
Total assets	$8,475,695	10,581,996

LIABILITIES

Deposits:
Noninterest-bearing demand	$1,142,762	1,270,276
Interest-bearing demand	916,645	914,020
Savings and money market	2,198,071	2,260,869
Time deposits of $100 or more	924,052	931,151
Other time deposits	1,458,453	1,687,657
Total deposits	6,639,983	7,063,973
Other borrowings	577,488	767,494
Subordinated debentures	353,943	353,905
Deferred income taxes	30,755	32,572
Accrued expenses and other liabilities	73,380	87,027
Liabilities held for sale	—	24,381
Liabilities of discontinued operations	366,090	1,730,264
Total liabilities	8,041,639	10,059,616

STOCKHOLDERS’ EQUITY

First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	283,032	281,356
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained (deficit) earnings	(11,300)	91,271
Accumulated other comprehensive income (loss)	10,571	(2,464)
Total First Banks, Inc. stockholders’ equity	331,104	418,964
Noncontrolling interest in subsidiaries	102,952	103,416
Total stockholders’ equity	434,056	522,380
Total liabilities and stockholders’ equity	$8,475,695	10,581,996

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Operations – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$74,525	96,527	153,190	195,455
Investment securities	6,500	6,648	11,704	13,724
FHLB and Federal Reserve Bank stock	493	543	1,076	944
Short-term investments	786	394	2,006	904
Total interest income	82,304	104,112	167,976	211,027
Interest expense:
Deposits:
Interest-bearing demand	366	400	737	774
Savings and money market	3,957	5,595	8,052	13,438
Time deposits of $100 or more	4,153	6,668	8,548	13,913
Other time deposits	6,836	12,163	14,270	25,483
Other borrowings	2,555	1,667	5,943	3,998
Notes payable	—	18	—	37
Subordinated debentures	3,200	4,304	6,300	8,810
Total interest expense	21,067	30,815	43,850	66,453
Net interest income	61,237	73,297	124,126	144,574
Provision for loan losses	83,000	112,000	125,000	220,000
Net interest loss after provision for loan losses	(21,763)	(38,703)	(874)	(75,426)
Noninterest income:
Service charges on deposit accounts and customer service fees	10,903	11,029	21,298	21,383
Gain on loans sold and held for sale	2,320	3,256	3,240	7,369
Net gain on investment securities	555	652	555	1,184
Bank-owned life insurance investment income	45	196	95	562
Net (loss) gain on derivative instruments	(763)	—	(2,090)	401
(Decrease) increase in fair value of servicing rights	(2,115)	283	(2,864)	(1,702)
Loan servicing fees	2,296	2,070	4,558	4,250
Other	7,305	3,885	11,345	7,618
Total noninterest income	20,546	21,371	36,137	41,065
Noninterest expense:
Salaries and employee benefits	21,647	22,640	43,774	46,059
Occupancy, net of rental income	7,117	6,741	14,312	13,684
Furniture and equipment	3,767	3,988	7,586	8,130
Postage, printing and supplies	835	1,145	1,962	2,296
Information technology fees	7,023	7,785	14,396	15,992
Legal, examination and professional fees	2,936	2,849	6,396	5,916
Amortization of intangible assets	830	1,013	1,784	2,033
Advertising and business development	270	421	688	1,175
FDIC insurance	5,902	7,683	10,963	10,823
Write-downs and expenses on other real estate	9,599	2,984	17,506	7,503
Other	6,611	6,987	13,532	12,931
Total noninterest expense	66,537	64,236	132,899	126,542
Loss from continuing operations before provision for income taxes	(67,754)	(81,568)	(97,636)	(160,903)
Provision for income taxes	48	2,972	153	2,429
Net loss from continuing operations, net of tax	(67,802)	(84,540)	(97,789)	(163,332)
Income (loss) from discontinued operations, net of tax	2,827	(11,612)	4,808	(24,220)
Net loss	(64,975)	(96,152)	(92,981)	(187,552)
Less: net loss attributable to noncontrolling interest in subsidiaries	(27)	(2,833)	(464)	(4,827)
Net loss attributable to First Banks, Inc.	$(64,948)	(93,319)	(92,517)	(182,725)
Preferred stock dividends declared and undeclared	4,217	4,157	8,378	8,378
Accretion of discount of preferred stock	843	822	1,676	1,635
Net loss available to common stockholders	$(70,008)	(98,298)	(102,571)	(192,738)

Basic loss per common share from continuing operations	$(3,078.27)	(3,663.64)	(4,538.25)	(7,122.18)
Basic income (loss) per common share from discontinued operations	$119.48	(490.77)	203.21	(1,023.63)
Basic loss per common share	$(2,958.79)	(4,154.41)	(4,335.04)	(8,145.81)

Diluted loss per common share from continuing operations	$(3,078.27)	(3,663.64)	(4,538.25)	(7,122.18)
Diluted income (loss) per common share from discontinued operations	$119.48	(490.77)	203.21	(1,023.63)
Diluted loss per common share	$(2,958.79)	(4,154.41)	(4,335.04)	(8,145.81)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss) – (Unaudited)

 Six Months Ended June 30, 2010 and Year Ended December 31, 2009
(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 31, 2008	$308,463	5,915	9,685	536,714	6,195	129,383	996,355
Comprehensive loss:
Net loss	—	—	—	(427,621)	—	(21,315)	(448,936)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	5,874	—	5,874
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(5,004)	—	(5,004)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(5,755)	—	(5,755)
Pension liability adjustment, net of tax	—	—	—	—	(664)	—	(664)
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	(3,110)	—	(3,110)
Total comprehensive loss							(457,595)
Purchase of noncontrolling interest in SBLS LLC	—	—	2,795	—	—	(4,652)	(1,857)
Accretion of discount on preferred stock	3,299	—	—	(3,299)	—	—	—
Preferred stock dividends declared	—	—	—	(14,523)	—	—	(14,523)
Balance, December 31, 2009	311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Comprehensive loss:
Net loss	—	—	—	(92,517)	—	(464)	(92,981)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	11,178	—	11,178
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(361)	—	(361)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(2,489)	—	(2,489)
Pension liability adjustment, net of tax	—	—	—	—	129	—	129
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	4,578	—	4,578
Total comprehensive loss							(79,946)
Accretion of discount on preferred stock	1,676	—	—	(1,676)	—	—	—
Preferred stock dividends declared	—	—	—	(8,378)	—	—	(8,378)
Balance, June 30, 2010	$313,438	5,915	12,480	(11,300)	10,571	102,952	434,056

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Cash Flows – (Unaudited)
(dollars expressed in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(92,517)	(182,725)
Net loss attributable to noncontrolling interest in subsidiaries	(464)	(4,827)
Less: net income (loss) from discontinued operations	4,808	(24,220)
Net loss from continuing operations	(97,789)	(163,332)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	9,292	9,304
Amortization of intangible assets	1,784	2,033
Originations of loans held for sale	(125,673)	(372,363)
Proceeds from sales of loans held for sale	133,293	328,077
Payments received on loans held for sale	371	1,109
Provision for loan losses	125,000	220,000
Provision for current income taxes	153	110
Benefit for deferred income taxes	(38,759)	(73,372)
Increase in deferred tax asset valuation allowance	38,759	75,691
Decrease in accrued interest receivable	2,432	2,615
Increase (decrease) in accrued interest payable	1,860	(2,671)
Decrease in current income taxes receivable	2	62,050
Gain on loans sold and held for sale	(3,240)	(7,369)
Net gain on investment securities	(555)	(1,184)
Net loss (gain) on derivative instruments	2,090	(401)
Decrease in fair value of servicing rights	2,864	1,702
Write-downs on other real estate	10,913	1,202
Other operating activities, net	(7,284)	4,520
Net cash provided by operating activities – continuing operations	55,513	87,721
Net effect of discontinued operations	358	(19,009)
Net cash provided by operating activities	55,871	68,712

Cash flows from investing activities:
Cash paid for sale of branches, net of cash and cash equivalents sold	(8,408)	—
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(1,194,940)	—
Proceeds from sales of investment securities available for sale	20,102	94,237
Proceeds from sales of investment securities held to maturity	682	—
Maturities of investment securities available for sale	86,497	130,081
Maturities of investment securities held to maturity	1,343	2,852
Purchases of investment securities available for sale	(573,317)	(290,660)
Redemptions of FHLB and Federal Reserve Bank stock	13,268	2,866
Purchases of FHLB and Federal Reserve Bank stock	(113)	(5,917)
Proceeds from sales of commercial loans held for sale	23,410	1,366
Net decrease in loans	675,285	242,694
Recoveries of loans previously charged-off	38,631	6,137
Purchases of bank premises and equipment	(1,486)	(10,208)
Net proceeds from sales of other real estate owned	46,507	25,558
Proceeds from termination of bank-owned life insurance	19,247	—
Other investing activities, net	2,484	(4,468)
Net cash (used in) provided by investing activities – continuing operations	(850,808)	194,538
Net effect of discontinued operations	24,201	(58,172)
Net cash (used in) provided by investing activities	(826,607)	136,366

First Banks, Inc.

Consolidated Statements of Cash Flows (Continued) – (Unaudited)
(dollars expressed in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from financing activities:
(Decrease) increase in demand, savings and money market deposits	(2,166)	181,101
Decrease in time deposits	(34,621)	(173,707)
Repayments of Federal Reserve Bank advances	—	(100,000)
Advances drawn on Federal Home Loan Bank	—	200,000
Repayments of Federal Home Loan Bank advances	(200,000)	(200,034)
Increase (decrease) in securities sold under agreements to repurchase	10,751	(33,371)
Payment of preferred stock dividends	—	(6,365)
Net cash used in financing activities – continuing operations	(226,036)	(132,376)
Net effect of discontinued operations	(54,526)	(41,539)
Net cash used in financing activities	(280,562)	(173,915)
Net (decrease) increase in cash and cash equivalents	(1,051,298)	31,163
Cash and cash equivalents, beginning of period	2,516,251	842,316
Cash and cash equivalents, end of period	$1,464,953	873,479

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$41,990	69,124
Income taxes	565	(61,924)
Noncash investing and financing activities:
Loans transferred to other real estate	$117,929	94,660

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2009 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities held for sale at June 30, 2010 and December 31, 2009.

First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; WIUS, Inc. and its wholly owned subsidiary, WIUS of California, Inc. (collectively, WIUS); FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc.; FBIN, Inc.; and SBRHC, Inc. All of the subsidiaries are wholly owned as of June 30, 2010, except FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by First Banks’ Chairman of the Board and members of his immediate family, as further described in Note 8 to the consolidated financial statements. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank. As such, effective April 30, 2009, First Bank owned 100.0% of SBLS LLC, as further described in Note 8 to the consolidated financial statements. FB Holdings and SBLS LLC (prior to its acquisition by First Bank on April 30, 2009, as discussed above) are included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net loss attributable to noncontrolling interest in subsidiaries” in the consolidated statements of operations.

Regulatory Matters.  On March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement (Agreement) with the Federal Reserve Bank of St. Louis (FRB) requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Pursuant to the Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.

The Agreement requires, among other things, that the Company and the Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the risk-based capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

The description of the Agreement above represents a summary and is qualified in its entirety by the full text of the Agreement which is incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission on March 25, 2010.

Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into a memorandum of understanding and an informal agreement, respectively, with the FRB and the State of Missouri Division of Finance (MDOF). Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The informal agreement with the MDOF is still in place and there have not been any modifications thereto since its inception in September 2008.

Under the terms of the prior memorandum of understanding with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to pay any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB.

First Bank, under its informal agreement with the MDOF, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets  ratio was 7.71% at June 30, 2010.

While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to resume profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank.

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

Capital Plan. As further described in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan,” on August 10, 2009, First Banks announced the adoption of a Capital Optimization Plan (Capital Plan) designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. The Capital Plan was adopted in order to, among other things, preserve and enhance First Banks’ risk-based capital in the current economic downturn.

The successful completion of all or any portion of the Capital Plan is not assured, and no assurance can be made that the Capital Plan will not be materially modified in the future. The decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on First Banks’ financial condition and results of operations. If First Banks is not able to complete a substantial portion of the Capital Plan, its business, financial condition, including regulatory capital ratios, and results of operations may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened.

Note 2 – Discontinued Operations and Assets and Liabilities Held for Sale

Discontinued Operations.  Northern Illinois Region. In the second quarter of 2010, First Bank entered into two Branch Purchase and Assumption Agreements that provide for the sale of certain assets and the transfer of certain liabilities associated with 11 of First Bank’s branch banking offices in Northern and Central Illinois, as further described below.

On June 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Springfield that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s branch banking office located in Jacksonville, Illinois (Jacksonville Branch) to Bank of Springfield. Under the terms of the agreement, Bank of Springfield is to assume approximately $30.0 million of deposits associated with the Jacksonville Branch, including certain commercial deposit relationships, for a premium of approximately 4.00%. Bank of Springfield is to also purchase approximately $1.4 million of loans as well as certain other assets at par value, including premises and equipment, associated with the Jacksonville Branch. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the third quarter of 2010.

On May 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with First Mid-Illinois Bank & Trust, N.A. (First Mid-Illinois) that provides for the sale of certain assets and the transfer of certain liabilities associated with 10 of First Bank’s retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois. Under the terms of the agreement, First Mid-Illinois is to assume approximately $335.2 million of deposits, including certain commercial deposit relationships, for a premium of approximately 4.77%. First Mid-Illinois is to also purchase approximately $147.5 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the third quarter of 2010. The 11 branches in the transactions with Bank of Springfield and First Mid-Illinois are collectively defined as the Northern Illinois Region, or Northern Illinois.

First Banks applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold in the Northern Illinois Region as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of First Banks’ Capital Plan to preserve risk-based capital during the current economic downturn. See further discussion of First Banks’ Capital Plan under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan.”

Missouri Valley Partners, Inc. On March 5, 2010, First Bank entered into a Stock Purchase Letter Agreement that provided for the sale of First Bank’s subsidiary, Missouri Valley Partners, Inc. (MVP) to Stifel Financial Corp. The transaction was completed on April 15, 2010. Under the terms of the agreement, First Bank sold all of the capital stock of MVP for a purchase price of $515,000. The transaction resulted in a loss of approximately $156,000 during the second quarter of 2010. MVP was previously reported in the First Bank segment and was sold as part of First Banks’ Capital Plan. First Banks applied discontinued operations accounting to MVP as of December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.

Texas Region. On February 8, 2010, First Bank entered into a Purchase and Assumption Agreement with Prosperity Bank (Prosperity), headquartered in Houston, Texas, that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas franchise (Texas Region) to Prosperity. The transaction was completed on April 30, 2010. Under the terms of the agreement, Prosperity purchased approximately $96.7 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Texas Region. Prosperity also assumed substantially all of the deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, which totaled approximately $492.2 million, for a premium of approximately 5.50%, or $26.9 million. The transaction resulted in a gain of approximately $5.0 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to the Texas Region, during the second quarter of 2010. First Banks applied discontinued operations accounting to the assets and liabilities being sold in the Texas Region as of December 31, 2009 and for the three and six months ended June 30, 2010 and 2009. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of First Banks’ Capital Plan.

Universal Premium Acceptance Corporation. On December 3, 2009, First Bank and Universal Premium Acceptance Corporation, predecessor to WIUS, entered into a Purchase and Sale Agreement that provided for the sale of certain assets and the transfer of certain liabilities of WIUS to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc. (collectively, PFS). Under the terms of the agreement, PFS purchased approximately $141.3 million in loans as well as certain other assets, including premises and equipment, associated with WIUS. PFS also assumed certain other liabilities associated with WIUS. With the exception of the subsequent sale of approximately $1.5 million of additional loans to PFS on February 26, 2010, the transaction was completed on December 31, 2009, and resulted in a loss of approximately $13.1 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to WIUS, during the fourth quarter of 2009. First Banks applied discontinued operations accounting to WIUS as of December 31, 2009 and for the three and six months ended June 30, 2010 and 2009. WIUS, which was previously reported in the First Bank segment, was sold as part of First Banks’ Capital Plan.

Chicago Region. On November 11, 2009, First Bank entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago franchise (Chicago Region) to FirstMerit Bank, N.A. (FirstMerit). The transaction was completed on February 19, 2010. Under the terms of the agreement, FirstMerit purchased $301.2 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago Region. FirstMerit also assumed substantially all of the deposits associated with First Bank’s 24 Chicago retail branches, including certain commercial deposit relationships, which totaled $1.20 billion, for a premium of 3.50%, or $42.1 million. The transaction resulted in a gain of approximately $8.4 million, net of a reduction in goodwill and intangible assets of $26.3 million allocated to the Chicago Region, during the first quarter of 2010. First Banks applied discontinued operations accounting to the assets and liabilities being sold in the Chicago Region as of December 31, 2009 and for the three and six months ended June 30, 2010 and 2009. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of First Banks’ Capital Plan.

Adrian N. Baker & Company. On September 18, 2009, First Bank and Adrian N. Baker & Company signed a Stock Purchase Agreement that provided for the sale of First Bank’s subsidiary, ANB, to AHM Corporation Holdings, Inc. (AHM). Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.3 million. The sale of ANB was completed on September 30, 2009 and resulted in a gain on the sale of approximately $120,000, net of a reduction in goodwill and intangible assets of $13.0 million allocated to ANB. First Banks applied discontinued operations accounting to ANB for the three and six months ended June 30, 2009. ANB, which was previously reported in the First Bank segment, was sold as part of First Banks’ Capital Plan.

Assets and liabilities of discontinued operations at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

	Northern Illinois	Chicago	Texas	WIUS	Total
		(dollars expressed in thousands)

Cash and due from banks	$1,854	3,759	5,131	—	8,890
Loans:
Commercial, financial and agricultural	21,458	77,574	57,075	1,502	136,151
Real estate construction and development	696	—	4,352	—	4,352
Residential real estate	19,474	36,594	4,264	—	40,858
Multi-family residential	8,191	5,497	1,065	—	6,562
Commercial real estate	97,522	188,978	36,029	—	225,007
Consumer and installment, net of unearned discount	1,615	2,700	615	—	3,315
Total loans	148,956	311,343	103,400	1,502	416,245
Bank premises and equipment, net	5,671	26,497	18,534	—	45,031
Goodwill and other intangible assets	9,683	26,273	19,962	—	46,235
Other assets	574	947	708	—	1,655
Assets of discontinued operations	$166,738	368,819	147,735	1,502	518,056
Deposits:
Noninterest-bearing demand	$47,811	92,513	87,064	—	179,577
Interest-bearing demand	32,931	47,778	50,508	—	98,286
Savings and money market	89,182	387,941	167,783	—	555,724
Time deposits of $100 or more	40,120	225,635	91,779	—	317,414
Other time deposits	155,156	465,541	100,661	—	566,202
Total deposits	365,200	1,219,408	497,795	—	1,717,203
Other borrowings	343	2,605	6,942	—	9,547
Accrued expenses and other liabilities	547	2,589	925	—	3,514
Liabilities of discontinued operations	$366,090	1,224,602	505,662	—	1,730,264

Income from discontinued operations, net of tax, for the three months ended June 30, 2010 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$2,343	—	453	33	—	2,829
Total interest income	2,343	—	453	33	—	2,829
Interest expense:
Interest on deposits	1,140	—	430	—	—	1,570
Other borrowings	—	—	—	4	—	4
Total interest expense	1,140	—	430	4	—	1,574
Net interest income	1,203	—	23	29	—	1,255
Provision for loan losses	—	—	—	—	—	—
Net interest income after provision for loan losses	1,203	—	23	29	—	1,255
Noninterest income:
Service charges and customer service fees	623	—	292	—	—	915
Investment management income	—	—	—	—	98	98
Loan servicing fees	—	—	39	—	—	39
Other	18	—	45	—	—	63
Total noninterest income	641	—	376	—	98	1,115
Noninterest expense:
Salaries and employee benefits	868	—	1,006	—	96	1,970
Occupancy, net of rental income	318	—	177	—	8	503
Furniture and equipment	100	—	112	—	4	216
Legal, examination and professional fees	9	—	55	184	34	282
FDIC insurance	455	—	126	—	—	581
Other	272	—	341	155	7	775
Total noninterest expense	2,022	—	1,817	339	149	4,327
Loss from operations of discontinued operations	(178)	—	(1,418)	(310)	(51)	(1,957)
Net (loss) gain on sale of discontinued operations	—	(27)	4,984	(17)	(156)	4,784
Provision for income taxes	—	—	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(178)	(27)	3,566	(327)	(207)	2,827

Loss from discontinued operations, net of tax, for the three months ended June 30, 2009 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	ANB	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$2,457	4,164	1,349	5,180	—	—	13,150
Total interest income	2,457	4,164	1,349	5,180	—	—	13,150
Interest expense:
Interest on deposits	1,980	7,213	2,072	—	—	—	11,265
Other borrowings	3	1	2	4	—	—	10
Total interest expense	1,983	7,214	2,074	4	—	—	11,275
Net interest income (loss)	474	(3,050)	(725)	5,176	—	—	1,875
Provision for loan losses	—	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	474	(3,050)	(725)	5,176	—	—	1,875
Noninterest income:
Service charges and customer service fees	656	1,054	1,133	180	—	—	3,023
Investment management income	—	—	—	—	531	—	531
Insurance fee and commission income	—	—	—	—	—	1,915	1,915
Loan servicing fees	—	4	115	—	—	—	119
Other	16	38	138	5	1	5	203
Total noninterest income	672	1,096	1,386	185	532	1,920	5,791
Noninterest expense:
Salaries and employee benefits	1,014	2,525	1,989	1,446	745	1,039	8,758
Occupancy, net of rental income	347	971	1,044	77	49	120	2,608
Furniture and equipment	115	268	275	316	18	16	1,008
Legal, examination and professional fees	15	152	109	633	100	211	1,220
FDIC insurance	603	1,160	563	—	—	—	2,326
Other	321	703	1,205	843	53	233	3,358
Total noninterest expense	2,415	5,779	5,185	3,315	965	1,619	19,278
(Loss) income from operations of discontinued operations	(1,269)	(7,733)	(4,524)	2,046	(433)	301	(11,612)
Provision for income taxes	—	—	—	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(1,269)	(7,733)	(4,524)	2,046	(433)	301	(11,612)

Income from discontinued operations, net of tax, for the six months ended June 30, 2010 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$4,748	2,391	1,816	33	—	8,988
Total interest income	4,748	2,391	1,816	33	—	8,988
Interest expense:
Interest on deposits	2,331	2,550	1,796	—	—	6,677
Other borrowings	—	—	3	8	—	11
Total interest expense	2,331	2,550	1,799	8	—	6,688
Net interest income (loss)	2,417	(159)	17	25	—	2,300
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	2,417	(159)	17	25	—	2,300
Noninterest income:
Service charges and customer service fees	1,221	523	1,192	—	—	2,936
Investment management income	—	—	—	—	787	787
Loan servicing fees	—	—	101	—	—	101
Other	18	254	60	—	(1)	331
Total noninterest income	1,239	777	1,353	—	786	4,155
Noninterest expense:
Salaries and employee benefits	1,763	2,137	2,843	32	517	7,292
Occupancy, net of rental income	678	606	1,148	—	59	2,491
Furniture and equipment	204	178	345	—	17	744
Legal, examination and professional fees	24	123	111	189	115	562
FDIC insurance	849	292	478	—	—	1,619
Other	578	424	860	184	29	2,075
Total noninterest expense	4,096	3,760	5,785	405	737	14,783
(Loss) income from operations of discontinued operations	(440)	(3,142)	(4,415)	(380)	49	(8,328)
Net gain (loss) on sale of discontinued operations	—	8,413	4,984	(105)	(156)	13,136
Provision for income taxes	—	—	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(440)	5,271	569	(485)	(107)	4,808
Loss from discontinued operations, net of tax, for the six months ended June 30, 2009 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	ANB	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$4,959	7,968	2,601	10,246	—	—	25,774
Total interest income	4,959	7,968	2,601	10,246	—	—	25,774
Interest expense:
Interest on deposits	4,110	15,179	4,431	—	—	—	23,720
Other borrowings	6	2	4	8	—	—	20
Total interest expense	4,116	15,181	4,435	8	—	—	23,740
Net interest income (loss)	843	(7,213)	(1,834)	10,238	—	—	2,034
Provision for loan losses	—	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	843	(7,213)	(1,834)	10,238	—	—	2,034
Noninterest income:
Service charges and customer service fees	1,248	2,010	2,207	375	—	—	5,840
Investment management income	—	—	—	—	1,058	—	1,058
Insurance fee and commission income	—	—	—	—	—	4,157	4,157
Loan servicing fees	—	4	183	—	—	—	187
Other	33	148	158	10	1	5	355
Total noninterest income	1,281	2,162	2,548	385	1,059	4,162	11,597
Noninterest expense:
Salaries and employee benefits	2,007	5,272	4,216	3,098	1,368	2,106	18,067
Occupancy, net of rental income	708	2,071	2,054	163	97	223	5,316
Furniture and equipment	240	571	577	634	36	32	2,090
Legal, examination and professional fees	29	233	156	1,239	213	400	2,270
FDIC insurance	851	1,637	792	—	—	—	3,280
Other	626	1,552	2,430	1,635	82	474	6,799
Total noninterest expense	4,461	11,336	10,225	6,769	1,796	3,235	37,822
(Loss) income from operations of discontinued operations	(2,337)	(16,387)	(9,511)	3,854	(737)	927	(24,191)
Provision for income taxes	—	—	—	27	—	2	29
Net (loss) income from discontinued operations, net of tax	$(2,337)	(16,387)	(9,511)	3,827	(737)	925	(24,220)

First Banks did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

Assets Held for Sale and Liabilities Held for Sale.  On December 14, 2009, SBLS LLC entered into an agreement providing for the transfer of SBLS LLC’s SBA Lending Authority (SBA License) to a third party institution for cash of $750,000. The transaction was completed on April 6, 2010 and resulted in a gain of $13,000 during the second quarter of 2010. The carrying value of SBLS LLC’s SBA License of $737,000 was reflected in assets held for sale in the consolidated balance sheet as of December 31, 2009.

On January 22, 2010, First Bank completed the sale of its banking office located in Lawrenceville, Illinois (Lawrenceville Branch) to The Peoples State Bank of Newton (Peoples). The transaction resulted in a gain of $168,000, net of a reduction in goodwill of $1.0 million allocated to the Lawrenceville Branch, during the first quarter of 2010. In conjunction with the transaction, Peoples assumed approximately $23.7 million of deposits for a premium of 5.0%, or approximately $1.2 million, as well as certain other liabilities, and purchased approximately $13.5 million of loans at par value as well as certain other assets, including premises and equipment. The assets and liabilities associated with the Lawrenceville Branch were reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2009.

Note 3 – Investments in Debt and Equity Securities

Securities Available for Sale.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2010 and December 31, 2009 were as follows:

	Maturity				Total Amortized Cost	Gross Unrealized		Fair Value	Weighted Average Yield
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years		Gains	Losses
	(dollars expressed in thousands)
June 30, 2010:
Carrying value:
U.S. Government sponsored agencies	$500	11,488	—	—	11,988	178	—	12,166	1.97%
Residential mortgage-backed	47	8,008	4,974	914,873	927,902	17,972	(574)	945,300	2.87
Commercial mortgage-backed	—	—	982	—	982	28	—	1,010	4.16
State and political subdivisions	2,484	5,302	2,392	—	10,178	355	—	10,533	4.00
Equity investments	—	—	—	14,278	14,278	183	(215)	14,246	2.87
Total	$3,031	24,798	8,348	929,151	965,328	18,716	(789)	983,255	2.87
Fair value:
Debt securities	$3,079	25,359	8,690	931,881
Equity securities	—	—	—	14,246
Total	$3,079	25,359	8,690	946,127

Weighted average yield	4.26%	3.02%	4.33%	2.85%

December 31, 2009:
Carrying value:
U.S. Government sponsored agencies	$500	1,000	—	—	1,500	47	—	1,547	3.53%
Residential mortgage-backed	353	10,449	5,782	480,875	497,459	2,788	(1,899)	498,348	3.27
Commercial mortgage-backed	—	—	998	—	998	—	(13)	985	3.90
State and political subdivisions	1,857	6,177	3,778	—	11,812	366	(4)	12,174	4.14
Equity investments	—	—	—	14,278	14,278	—	—	14,278	2.76
Total	$2,710	17,626	10,558	495,153	526,047	3,201	(1,916)	527,332	3.28
Fair value:
Debt securities	$2,770	18,139	10,866	481,279
Equity securities	—	—	—	14,278
Total	$2,770	18,139	10,866	495,557

Weighted average yield	4.31%	4.06%	4.37%	3.22%

Securities Held to Maturity.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at June 30, 2010 and December 31, 2009 were as follows:

	Maturity				Total Amortized Cost	Gross Unrealized		Fair Value	Weighted Average Yield
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years		Gains	Losses
	(dollars expressed in thousands)
June 30, 2010:
Carrying value:
Residential mortgage-backed	$—	—	1,260	1,047	2,307	174	—	2,481	5.07%
Commercial mortgage-backed	—	6,497	—	—	6,497	605	—	7,102	5.34
State and political subdivisions	586	734	575	1,533	3,428	309	—	3,737	5.46
Total	$586	7,231	1,835	2,580	12,232	1,088	—	13,320	5.32
Fair value:
Debt securities	$595	7,880	1,969	2,876

Weighted average yield	4.48%	5.15%	4.70%	6.43%

December 31, 2009:
Carrying value:
Residential mortgage-backed	$—	—	1,695	2,170	3,865	210	—	4,075	5.60%
Commercial mortgage-backed	—	6,556	—	—	6,556	500	—	7,056	5.16
State and political subdivisions	891	736	644	1,533	3,804	323	—	4,127	5.26
Total	$891	7,292	2,339	3,703	14,225	1,033	—	15,258	5.31
Fair value:
Debt securities	$913	7,836	2,472	4,037

Weighted average yield	4.03%	5.00%	5.41%	6.17%

Proceeds from sales of available-for-sale investment securities were $20.1 million for the three and six months ended June 30, 2010, compared to $73.6 million and $94.2 million for the three and six months ended June 30, 2009, respectively. In addition, in conjunction with the divestiture of its Texas Region, First Banks sold certain held-to-maturity investment securities during the three months ended June 30, 2010, resulting in gross proceeds of $682,000. Gross realized gains and gross realized losses on investment securities for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Gross realized gains on sales of available-for-sale securities	$514	1,272	514	1,790
Gross realized losses on sales of available-for-sale securities	—	(620)	—	(621)
Gross realized gains on sales of held-to-maturity securities	41	—	41	—
Gross realized gains on calls	—	—	—	15
Net realized gains	$555	652	555	1,184

Investment securities with a carrying value of approximately $339.1 million and $369.3 million at June 30, 2010 and December 31, 2009, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
Available for sale:
Residential mortgage-backed	$91,719	(462)	640	(112)	92,359	(574)
Equity investments	2,149	(215)	—	—	2,149	(215)
Total	$93,868	(677)	640	(112)	94,508	(789)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
Available for sale:
Residential mortgage-backed	$257,250	(1,731)	726	(168)	257,976	(1,899)
Commercial mortgage-backed	837	(12)	148	(1)	985	(13)
State and political subdivisions	20	—	261	(4)	281	(4)
Total	$258,107	(1,743)	1,135	(173)	259,242	(1,916)

Mortgage-backed securities – The unrealized losses on investments in mortgage-backed securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because First Banks does not intend to sell the debt securities and it is not more likely than not that First Bank will be required to sell the debt securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired.

Equity investments – The unrealized losses on investments in equity investments as of June 30, 2010 consisted of an unrealized loss of $215,000 on an investment in the common stock of a company in the financial services industry which management considers to have been caused by economic events affecting the financial services industry as a whole. First Banks’ investment in this company was in an unrealized loss position for approximately two months as of June 30, 2010. First Banks does not believe the unrealized loss is other-than-temporary as of June 30, 2010.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,291,627	1,692,922
Real estate construction and development	763,620	1,052,922
Real estate mortgage:
One-to-four family residential	1,154,095	1,279,166
Multi-family residential	178,894	223,044
Commercial real estate	1,971,515	2,269,372
Consumer and installment, net of unearned discount	37,285	48,183
Loans held for sale	38,695	42,684
Loans, net of unearned discount	$5,435,731	6,608,293

Changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$250,064	256,551	266,448	220,214
Allowance for loan losses allocated to loans sold	(64)	—	(321)	—
	250,000	256,551	266,127	220,214
Loans charged-off	(99,407)	(84,220)	(187,789)	(159,034)
Recoveries of loans previously charged-off	8,376	2,986	38,631	6,137
Net loans charged-off	(91,031)	(81,234)	(149,158)	(152,897)
Provision for loan losses	83,000	112,000	125,000	220,000
Balance, end of period	$241,969	287,317	241,969	287,317

First Banks had $555.5 million and $745.4 million of impaired loans, consisting of loans on nonaccrual status of $491.6 million and $691.1 million and performing troubled debt restructurings of $63.9 million and $54.3 million, at June 30, 2010 and December 31, 2009, respectively. The allowance for loan losses includes an allocation for each impaired loan, with the exception of acquired impaired loans classified as nonaccrual loans, which are initially measured at fair value with no allocated allowance for loan losses. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $61.9 million and $83.4 million at June 30, 2010 and December 31, 2009, respectively.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $3.8 million and $940,000 at June 30, 2010, respectively, $5.9 million and $1.9 million at December 31, 2009, respectively, and $9.5 million and $3.0 million at June 30, 2009, respectively. Changes in the carrying amount of impaired loans acquired in acquisitions for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$1,314	4,443	1,945	9,997
Transfers to other real estate	(178)	(517)	(370)	(3,291)
Loans charged-off	(212)	(641)	(557)	(3,189)
Payments, settlements and disbursements	16	(244)	(78)	(476)
Balance, end of period	$940	3,041	940	3,041

There was no allowance for loan losses related to these loans as these loans were recorded at lower of cost or fair value at June 30, 2010 and December 31, 2009. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at June 30, 2010 and December 31, 2009. There were no impaired loans acquired during the three and six months ended June 30, 2010 and 2009.

Note 5 – Goodwill And Other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars expressed in thousands)
Amortized intangible assets:
Core deposit intangibles (1)	$21,211	(16,407)	23,622	(16,150)

Unamortized intangible assets:
Goodwill (2)	$127,967		136,967
___________________
(1)
The gross carrying amount and accumulated amortization for core deposit intangibles at June 30, 2010 have been reduced by $2.4 million and $1.7 million, respectively, or a net amount of $683,000, related to discontinued operations as further described in Note 2 to the consolidated financial statements. The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2009 have been reduced by $17.8 million and $11.6 million, respectively, or a net amount of $6.2 million, related to discontinued operations.

(2)
Goodwill at June 30, 2010 and December 31, 2009 has been reduced by $9.0 million and $41.0 million, respectively, related to discontinued operations and assets held for sale, as further described below and in Note 2 to the consolidated financial statements.

First Banks allocated goodwill related to the sales of the Chicago Region, the Texas Region and the Lawrenceville Branch of $24.0 million, $16.0 million and $1.0 million, respectively, based on the relative fair values of the businesses and operations disposed of during 2010 and the portion of the First Bank segment that will be retained. The allocation of goodwill to the Chicago Region reduced the gain on sale of discontinued operations during the six months ended June 30, 2010. The allocation of goodwill to the Texas Region reduced the gain on sale of discontinued operations during the three and six months ended June 30, 2010.  The allocation of goodwill to the Lawrenceville Branch reduced other income during the six months ended June 30, 2010. First Banks did not allocate any goodwill to MVP. First Banks allocated goodwill related to the Northern Illinois Region of $9.0 million, which is included in assets of discontinued operations at June 30, 2010.

Core deposit intangibles of $2.3 million related to the Chicago Region were included in assets of discontinued operations at December 31, 2009 and reduced the gain on sale of discontinued operations during the six months ended June 30, 2010. Core deposit intangibles of $4.0 million related to the Texas Region were included in assets of discontinued operations at December 31, 2009 and reduced the gain on sale of discontinued operations during the three and six months ended June 30, 2010. Core deposit intangibles of $683,000 related to the Northern Illinois Region are included in assets of discontinued operations at June 30, 2010.

Amortization of intangible assets was $830,000 and $1.8 million for the three and six months ended June 30, 2010, respectively, compared to $1.0 million and $2.0 million for the comparable periods in 2009. Amortization of core deposit intangibles has been estimated in the following table.

(dollars expressed in thousands)

Year ending December 31:
2010 remaining	$1,659
2011	2,672
2012	473
Total	$4,804

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$136,967	266,028	136,967	266,028
Goodwill acquired during the period (1)	—	2,939	—	2,939
Goodwill allocated to discontinued operations (2)	(9,000)	—	(9,000)	—
Balance, end of period	$127,967	268,967	127,967	268,967
_________________
(1)	Goodwill acquired during 2009 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006.
(2)	Goodwill allocated to discontinued operations pertains to the Northern Illinois Region, as further described above and in Note 2 to the consolidated financial statements.

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

As a result of continued adversity in the Company’s business climate, First Banks performed an interim period goodwill impairment analysis as of June 30, 2010, engaging the same independent valuation firm that assisted in the preparation of the analysis as of December 31, 2009. The Step 1 analysis of the interim goodwill impairment test indicated the carrying amount of First Banks’ single reporting unit exceeded the estimated fair value. Therefore, Step 2 testing was required. First Banks determined, as a result of the Step 2 analysis, that the goodwill assigned to First Banks’ single reporting unit was not impaired as of June 30, 2010.

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

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at June 30, 2010 and December 31, 2009. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions changes in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at June 30, 2010 and December 31, 2009. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible changes in the future, the implied fair value of the reporting unit’s goodwill could change materially.

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

Note 6 – Servicing Rights

Mortgage Banking Activities.  At June 30, 2010 and December 31, 2009, First Banks serviced mortgage loans for others totaling $1.26 billion. Changes in mortgage servicing rights for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)
Balance, beginning of period	$12,704	7,841	12,130	7,418
Originated mortgage servicing rights	663	2,486	1,459	3,628
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(1,297)	1,431	(1,022)	1,615
Other changes in fair value (2)	(627)	(1,072)	(1,124)	(1,975)
Balance, end of period	$11,443	10,686	11,443	10,686
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities.  At June 30, 2010 and December 31, 2009, First Banks serviced United States Small Business Administration (SBA) loans for others totaling $215.4 million and $231.3 million, respectively. Changes in SBA servicing rights for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)
Balance, beginning of period	$7,972	7,905	8,478	8,963
Originated SBA servicing rights	42	294	63	502
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	318	316	424	(593)
Other changes in fair value (2)	(509)	(392)	(1,142)	(749)
Balance, end of period	$7,823	8,123	7,823	8,123
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Note 7 – Loss Per Common Share

The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share data)
Basic:

Net loss from continuing operations attributable to First Banks, Inc.	$(67,775)	(81,707)	(97,325)	(158,505)
Preferred stock dividends declared and undeclared	(4,217)	(4,157)	(8,378)	(8,378)
Accretion of discount on preferred stock	(843)	(822)	(1,676)	(1,635)
Net loss from continuing operations attributable to common stockholders	(72,835)	(86,686)	(107,379)	(168,518)
Net income (loss) from discontinued operations attributable to common stockholders	2,827	(11,612)	4,808	(24,220)
Net loss available to First Banks, Inc. common stockholders	$(70,008)	(98,298)	(102,571)	(192,738)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic loss per common share – continuing operations	$(3,078.27)	(3,663.64)	(4,538.25)	(7,122.18)
Basic earnings (loss) per common share – discontinued operations	$119.48	(490.77)	203.21	(1,023.63)
Basic loss per common share	$(2,958.79)	(4,154.41)	(4,335.04)	(8,145.81)

Diluted:

Net loss from continuing operations attributable to common stockholders	$(72,835)	(86,686)	(107,379)	(168,518)
Net income (loss) from discontinued operations attributable to common stockholders	2,827	(11,612)	4,808	(24,220)
Net loss available to First Banks, Inc. common stockholders	(70,008)	(98,298)	(102,571)	(192,738)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Diluted EPS – net loss available to First Banks, Inc. common stockholders	$(70,008)	(98,298)	(102,571)	(192,738)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—

Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted loss per common share – continuing operations	$(3,078.27)	(3,663.64)	(4,538.25)	(7,122.18)
Diluted earnings (loss) per common share – discontinued operations	$119.48	(490.77)	203.21	(1,023.63)
Diluted loss per common share	$(2,958.79)	(4,154.41)	(4,335.04)	(8,145.81)

Note 8 – Transactions With Related Parties

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by First Banks’ Chairman and members of his immediate family, provides information technology, item processing and various related services to First Banks and its subsidiaries. Fees paid under agreements with First Services were $6.6 million and $13.6 million for the three and six months ended June 30, 2010, respectively, and $7.5 million and $15.3 million for the comparable periods in 2009. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $594,000 and $1.3 million during the three and six months ended June 30, 2010, respectively, and $760,000 and $1.5 million for the comparable periods in 2009. In addition, First Services paid approximately $462,000 and $927,000 for the three and six months ended June 30, 2010, respectively, and $464,000 and $928,000 for the comparable periods in 2009, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by First Banks’ Chairman and members of his immediate family, received approximately $1.5 million and $2.6 million for the three and six months ended June 30, 2010, respectively, and $1.2 million and $ 2.8 million for the comparable periods in 2009, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $56,000 and $97,000 for the three and six months ended June 30, 2010, respectively, and $48,000 and $108,000 for the comparable periods in 2009, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of First Banks’ Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $115,000 and $229,000 for the three and six months ended June 30, 2010, respectively, and $108,000 and $216,000 for the comparable periods in 2009.

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

In January 2009, SBLS LLC executed an Amended Promissory Note with First Bank, which modified the then existing Promissory Note with First Bank that provided a $75.0 million unsecured revolving line of credit. The Amended Promissory Note modified the interest payable monthly in arrears on the outstanding loan balance to a current rate equal to the First Bank internal Commercial Cost of Funds Rate, which averaged 3.84% and 3.58% for the first and second quarters of 2009, respectively. In September 2009, First Bank purchased all of the loans and certain other assets and assumed all of the liabilities of SBLS LLC, and in conjunction with this transaction, SBLS LLC paid off in full the outstanding loan balance. The balance of advances under the agreement was $61.6 million at June 30, 2009 and interest expense recorded by SBLS LLC under the agreement was $607,000 and $1.3 million for the three and six months ended June 30, 2009, respectively. The balance of the advances and the related interest expense recognized by SBLS LLC was eliminated for purposes of the consolidated financial statements.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, First Banks formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of June 30, 2010. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios under existing regulatory guidelines.

FB Holdings entered into a Services Agreement with First Banks and First Bank effective May 2008. The Services Agreement relates to various services provided to FB Holdings by First Banks and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $85,000 and $187,000 for the three and six months ended June 30, 2010, respectively, and $144,000 and $329,000 for the comparable periods in 2009.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks were approximately $13.2 million and $37.2 million at June 30, 2010 and December 31, 2009, respectively. First Bank does not extend credit to its officers or to officers of First Banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

Note 9 – Regulatory Capital

The Company and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the operations and financial condition of the Company and First Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. At June 30, 2010 and December 31, 2009, First Bank’s Tier 1 capital to total assets ratios were 7.71% and 6.53%, respectively. First Bank’s Tier 1 capital to total assets ratio was less than the minimum requirement at December 31, 2009. First Bank completed certain actions associated with its Capital Plan to reestablish compliance with the minimum Tier 1 capital to total assets ratio requirement, as further discussed in Note 1 to the consolidated financial statements and under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Regulatory Matters.”

Quantitative measures established by regulation to ensure capital adequacy require the Company and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. The Company was categorized as undercapitalized at June 30, 2010 and December 31, 2009. First Bank was categorized as well capitalized at June 30, 2010 and December 31, 2009. As of June 30, 2010, the most recent notification from the FRB categorized the Company as undercapitalized under the capital adequacy guidelines and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized and adequately capitalized, the Company and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

As further described in Note 1 to the consolidated financial statements and under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan,” on August 10, 2009, First Banks announced the adoption of its Capital Plan, in order to, among other things, preserve First Banks’ risk-based capital in the current economic downturn.

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

At June 30, 2010 and December 31, 2009, First Banks’ and First Bank’s required and actual capital ratios were as follows:

	Actual				For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks	$569,790	9.46%	$740,560	9.78%	8.0%	N/A
First Bank	728,200	12.11	785,799	10.39	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks	284,895	4.73	370,280	4.89	4.0	N/A
First Bank	650,936	10.82	689,117	9.11	4.0	6.0

Tier 1 capital (to average assets):
First Banks	284,895	3.34	370,280	3.52	4.0	N/A
First Bank	650,936	7.65	689,117	6.56	4.0	5.0

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. In March 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. First Banks has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of June 30, 2010, would reduce the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 7.24%, 3.97% and 2.80%, respectively. The final rules that will be effective in March 2011, if implemented as of June 30, 2010, would not have an impact on First Bank’s regulatory capital ratios. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital for holding companies with more than $15 billion of assets after a three-year phase-in period beginning January 1, 2013, and restricts new issuances of trust preferred securities from being included as Tier 1 capital for all holding companies.

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

The business segment results are consistent with First Banks’ internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
	(dollars expressed in thousands)
Balance sheet information:

Investment securities	$981,241	527,279	14,246	14,278	995,487	541,557
Loans, net of unearned discount	5,435,731	6,608,293	—	—	5,435,731	6,608,293
FHLB and FRB stock	51,921	65,076	—	—	51,921	65,076
Goodwill and other intangible assets	132,771	144,439	—	—	132,771	144,439
Assets held for sale	—	16,975	—	—	—	16,975
Assets of discontinued operations	166,738	518,056	—	—	166,738	518,056
Total assets	8,452,902	10,561,500	22,793	20,496	8,475,695	10,581,996
Deposits	6,647,089	7,071,493	(7,106)	(7,520)	6,639,983	7,063,973
Other borrowings	577,488	767,494	—	—	577,488	767,494
Subordinated debentures	—	—	353,943	353,905	353,943	353,905
Liabilities held for sale	—	24,381	—	—	—	24,381
Liabilities of discontinued operations	366,090	1,730,264	—	—	366,090	1,730,264
Total stockholders’ equity	803,992	878,277	(369,936)	(355,897)	434,056	522,380
	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
	(dollars expressed in thousands)
Income statement information:

Interest income	$82,165	103,977	139	135	82,304	104,112
Interest expense	17,872	26,575	3,195	4,240	21,067	30,815
Net interest income (loss)	64,293	77,402	(3,056)	(4,105)	61,237	73,297
Provision for loan losses	83,000	112,000	—	—	83,000	112,000
Net interest loss after provision for loan losses	(18,707)	(34,598)	(3,056)	(4,105)	(21,763)	(38,703)
Noninterest income	18,704	21,369	1,842	2	20,546	21,371
Amortization of intangible assets	830	1,013	—	—	830	1,013
Other noninterest expense	65,588	63,124	119	99	65,707	63,223
Loss from continuing operations before provision (benefit) for income taxes	(66,421)	(77,366)	(1,333)	(4,202)	(67,754)	(81,568)
Provision (benefit) for income taxes	149	2,639	(101)	333	48	2,972
Net loss from continuing operations, net of tax	(66,570)	(80,005)	(1,232)	(4,535)	(67,802)	(84,540)
Discontinued operations, net of tax	2,827	(11,612)	—	—	2,827	(11,612)
Net loss	(63,743)	(91,617)	(1,232)	(4,535)	(64,975)	(96,152)
Net loss attributable to noncontrolling interest in subsidiaries	(27)	(2,833)	—	—	(27)	(2,833)
Net loss attributable to First Banks, Inc.	$(63,716)	(88,784)	(1,232)	(4,535)	(64,948)	(93,319)

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
	(dollars expressed in thousands)
Income statement information:

Interest income	$167,735	210,769	241	258	167,976	211,027
Interest expense	37,560	57,787	6,290	8,666	43,850	66,453
Net interest income (loss)	130,175	152,982	(6,049)	(8,408)	124,126	144,574
Provision for loan losses	125,000	220,000	—	—	125,000	220,000
Net interest income (loss) after provision for loan losses	5,175	(67,018)	(6,049)	(8,408)	(874)	(75,426)
Noninterest income	35,621	41,061	516	4	36,137	41,065
Amortization of intangible assets	1,784	2,033	—	—	1,784	2,033
Other noninterest expense	130,916	124,969	199	(460)	131,115	124,509
Loss from continuing operations before provision (benefit) for income taxes	(91,904)	(152,959)	(5,732)	(7,944)	(97,636)	(160,903)
Provision (benefit) for income taxes	254	2,143	(101)	286	153	2,429
Net loss from continuing operations, net of tax	(92,158)	(155,102)	(5,631)	(8,230)	(97,789)	(163,332)
Discontinued operations, net of tax	4,808	(24,220)	—	—	4,808	(24,220)
Net loss	(87,350)	(179,322)	(5,631)	(8,230)	(92,981)	(187,552)
Net loss attributable to noncontrolling interest in subsidiaries	(464)	(4,827)	—	—	(464)	(4,827)
Net loss attributable to First Banks, Inc.	$(86,886)	(174,495)	(5,631)	(8,230)	(92,517)	(182,725)

Note 11 – Other Borrowings

Other borrowings were comprised of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)
Securities sold under agreements to repurchase:
Daily	$57,488	47,494
Term	120,000	120,000
FHLB advances (1)	400,000	600,000
Total	$577,488	767,494
_________________
(1)	In March 2010, First Bank prepaid two $100.0 million FHLB advances and incurred a prepayment penalty of $281,000, in aggregate.

First Bank’s term repurchase agreement had a par amount of $120.0 million, a fixed interest rate of 3.36% and a maturity date of April 12, 2012 as of June 30, 2010 and December 31, 2009.

The maturity date, par amount and interest rate on First Bank’s FHLB advances as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
Maturity Date	Par Amount	Interest Rate	Par Amount	Interest Rate
	(dollars expressed in thousands)
Fixed Rate:
April 27, 2011	$100,000	1.77%	$100,000	1.77%
July 11, 2011	100,000	1.49	100,000	1.49
August 8, 2012	100,000	2.20	100,000	2.20
April 23, 2010 (1)	—	—	100,000	1.69
July 9, 2010 (2)	—	—	100,000	0.85
	$300,000	1.82	$500,000	1.60

Variable Rate:
September 23, 2016	$100,000	0.27%	$100,000	0.20%
_________________
(1)	On March 29, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $104,000.
(2)	On March 29, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $177,000.

Note 12 – Subordinated Debentures

First Banks has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. First Banks owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from First Banks. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of the Trusts under the trust preferred securities. First Banks’ distributions accrued on the subordinated debentures were $3.2 million and $6.3 million for the three and six months ended June 30, 2010, respectively, and $3.7 million and $7.8 million for the comparable periods in 2009, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with First Banks’ subordinated debentures are included as a reduction of subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks’ capital base, as further discussed in Note 9 to the consolidated financial statements.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at June 30, 2010 and December 31, 2009 were as follows:

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
_______________________
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

On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow First Banks to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. First Banks has deferred $12.5 million and $6.4 million of its regularly scheduled interest payments as of June 30, 2010 and December 31, 2009, respectively. In addition, First Banks has accrued additional interest expense of $248,000 and $44,000 as of June 30, 2010 and December 31, 2009, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each subordinated note issuance in accordance with the respective terms of the underlying agreements.

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

First Banks allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $843,000 and $1.7 million for the three and six months ended June 30, 2010, respectively, compared to $822,000 and $1.6 million for the comparable periods in 2009.

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

On August 10, 2009, First Banks announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, First Banks may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, First Banks also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. First Banks has declared and deferred $16.1 million and $8.0 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $437,000 and $109,000 of cumulative dividends on such deferred dividend payments as of June 30, 2010 and December 31, 2009, respectively.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Net loss	$(64,975)	(96,152)	(92,981)	(187,552)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities, net of tax	8,692	(2,227)	11,178	1,386
Reclassification adjustment for available-for-sale investment securities gains included in net loss, net of tax	(361)	(424)	(361)	(770)
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	4,569	589	5,825	332
Change in unrealized gains on derivative instruments, net of tax	(1,244)	(1,676)	(2,489)	(4,516)
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments	(670)	(2,280)	(1,340)	(2,431)
Amortization of net loss related to pension liability, net of tax	65	33	129	69
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	46	51	93	51
Comprehensive loss	(53,878)	(102,086)	(79,946)	(193,431)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(27)	(2,833)	(464)	(4,827)
Comprehensive loss attributable to First Banks, Inc.	$(53,851)	(99,253)	(79,482)	(188,604)

Note 14 – Income Taxes

The realization of First Banks’ net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies.  First Banks has a full valuation allowance against its net deferred tax assets at June 30, 2010 and December 31, 2009. The deferred tax asset valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes, which was subsequently incorporated into ASC Topic 740, “Income Taxes.” Under ASC Topic 740, First Banks is required to assess whether it is “more likely than not” that some portion or all of the Company’s deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years.  If, in the future, First Banks generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of First Banks’ deferred tax assets and deferred tax liabilities at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Gross deferred tax assets	$350,874	319,767
Valuation allowance	(327,991)	(295,067)
Deferred tax assets, net of valuation allowance	22,883	24,700
Deferred tax liabilities	30,755	32,572
Net deferred tax liabilities	$(7,872)	(7,872)

The Company’s valuation allowance was $328.0 million and $295.1 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, for federal income tax purposes, First Banks had net operating loss carryforwards of approximately $359.1 million and $321.0 million, respectively.

At June 30, 2010 and December 31, 2009, First Banks’ unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $3.6 million and $3.4 million, respectively. At June 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $1.8 million and $1.6 million, respectively. During the six months ended June 30, 2010, First Banks recorded additional liabilities for unrecognized tax benefits of $122,000 that, if recognized, would decrease the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, by $81,000.

It is First Banks’ policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At June 30, 2010 and December 31, 2009, interest accrued for unrecognized tax positions was $1.3 million and $1.2 million, respectively. First Banks recorded interest expense of $62,000 and $119,000 for the three and six months ended June 30, 2010, respectively, compared to $63,000 and $126,000 for the comparable periods in 2009. There were no penalties for uncertain tax positions accrued at June 30, 2010 and December 31, 2009, nor did First Banks recognize any expense for penalties during the three and six months ended June 30, 2010 and 2009.

First Banks continually evaluates the unrecognized tax benefits associated with its uncertain tax positions.  It is reasonably possible that the total unrecognized tax benefits as of June 30, 2010 could decrease by approximately $2.4 million by December 31, 2010, as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $1.0 million. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

At June 30, 2010, First Banks has an accumulated other comprehensive loss of $6.1 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain loans. These interest rate swap agreements were terminated in December 2008, and as a result, the unrealized gain at the date of termination of $20.8 million is being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates through September 2010. During the third quarter of 2010, First Banks expects to record a provision for income taxes of approximately $6.8 million related to the expiration of the amortization period of the unrealized gain on the interest rate swap agreements with a corresponding increase to accumulated other comprehensive income.

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

Items Measured on a Recurring Basis.  Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are reflected in the following table:

	Fair Value Measurements
	June 30, 2010

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	12,166	—	12,166
Residential mortgage-backed	—	945,300	—	945,300
Commercial mortgage-backed	—	1,010	—	1,010
State and political subdivisions	—	10,533	—	10,533
Equity investments	3,568	10,678	—	14,246
Mortgage loans held for sale	—	34,962	—	34,962
Derivative instruments:
Customer interest rate swap agreements	—	838	—	838
Interest rate lock commitments	—	1,985	—	1,985
Forward commitments to sell mortgage-backed securities	—	(1,418)	—	(1,418)
Servicing rights	—	—	19,266	19,266
Total	$3,568	1,016,054	19,266	1,038,888

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	4,517	—	4,517
Customer interest rate swap agreements	—	637	—	637
Nonqualified deferred compensation plan	7,060	—	—	7,060
Total	$7,060	5,154	—	12,214

	Fair Value Measurements
	December 31, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	1,547	—	1,547
Residential mortgage-backed	—	498,348	—	498,348
Commercial mortgage-backed	—	985	—	985
State and political subdivisions	—	12,174	—	12,174
Equity investments	3,600	10,678	—	14,278
Mortgage loans held for sale	—	35,562	—	35,562
Derivative instruments:
Customer interest rate swap agreements	—	589	—	589
Interest rate lock commitments	—	369	—	369
Forward commitments to sell mortgage-backed securities	—	647	—	647
Servicing rights	—	—	20,608	20,608
Total	$3,600	560,899	20,608	585,107

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	4,171	—	4,171
Customer interest rate swap agreements	—	345	—	345
Nonqualified deferred compensation plan	9,013	—	—	9,013
Total	$9,013	4,516	—	13,529

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and six months ended June 30, 2010.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and six months ended June 30, 2010 and 2009:

	Servicing Rights
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$20,676	15,746	20,608	16,381
Total gains or losses (realized/unrealized):
Included in earnings (1)	(2,115)	283	(2,864)	(1,702)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances and settlements	705	2,780	1,522	4,130
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$19,266	18,809	19,266	18,809
_________________
(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis.  From time to time, First Banks measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 are reflected in the following table:

	Fair Value Measurements
	June 30, 2010

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Loans held for sale	$—	3,733	—	3,733
Impaired loans	—	—	493,558	493,558
Other real estate	—	—	186,385	186,385
Total	$—	3,733	679,943	683,676

	Fair Value Measurements
	December 31, 2009

	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Loans held for sale	$—	7,122	—	7,122
Impaired loans	—	—	662,080	662,080
Other real estate	—	—	125,226	125,226
Total	$—	7,122	787,306	794,428

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

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $117.9 million and $94.7 million for the six months ended June 30, 2010 and 2009, respectively. In addition to other real estate measured at fair value upon initial recognition, First Banks recorded write-downs to the balance of other real estate of $6.5 million and $10.9 million to noninterest expense for the three and six months ended June 30, 2010, respectively, compared to $588,000 and $1.2 million for the comparable periods in 2009. Other real estate was $186.4 million at June 30, 2010, compared to $125.2 million at December 31, 2009.

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

The estimated fair value of First Banks’ financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$1,464,953	1,464,953	2,516,251	2,516,251
Investment securities:
Available for sale	983,255	983,255	527,332	527,332
Held to maturity	12,232	13,320	14,225	15,258
Loans held for portfolio	5,155,067	4,780,299	6,299,161	5,902,354
Loans held for sale	38,695	38,695	42,684	42,684
FHLB and Federal Reserve Bank stock	51,921	51,921	65,076	65,076
Derivative instruments	1,405	1,405	1,605	1,605
Bank-owned life insurance	6,685	6,685	26,372	26,372
Accrued interest receivable	24,386	24,386	25,731	25,731
Assets held for sale	—	—	16,975	16,975
Assets of discontinued operations	166,738	166,738	518,056	518,056

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,142,762	1,142,762	1,270,276	1,270,276
Interest-bearing demand	916,645	916,645	914,020	914,020
Savings and money market	2,198,071	2,198,071	2,260,869	2,260,869
Time deposits	2,382,505	2,399,873	2,618,808	2,640,741
Other borrowings	577,488	587,779	767,494	764,992
Derivative instruments	5,154	5,154	4,516	4,516
Accrued interest payable	17,425	17,425	12,196	12,196
Subordinated debentures	353,943	274,181	353,905	272,007
Liabilities held for sale	—	—	24,381	23,164
Liabilities of discontinued operations	366,090	348,902	1,730,264	1,660,206

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(730)	(730)	(738)	(738)

Note 16 – Derivative Financial Instruments

First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010		December 31, 2009
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap contracts	57,367	919	80,194	683
Interest rate lock commitments	64,000	1,985	36,000	369
Forward commitments to sell mortgage-backed securities	81,000	—	61,000	647
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks’ credit exposure through its use of these instruments. The credit exposure represents the loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. First Banks’ credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At June 30, 2010 and December 31, 2009, First Banks had pledged cash of $3.8 million and $3.9 million, respectively, as collateral in connection with its interest rate swap agreements on subordinated debentures. Collateral requirements are monitored on a daily basis and adjusted as necessary.

First Banks realized net interest income on its derivative financial instruments of $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively, compared to $3.3 million and $6.9 million for the comparable periods in 2009. First Banks also recorded net losses, which are included in noninterest income in the statements of operations, of $763,000 and $2.1 million on derivative instruments for the three and six months ended June 30, 2010, respectively, compared to net gains of zero and $401,000 for the comparable periods in 2009.

Cash Flow Hedges – Subordinated Debentures.  First Banks entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow and, accordingly, net interest expense on subordinated debentures to the respective call dates of certain subordinated debentures. These swap agreements provide for First Banks to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate (LIBOR) plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis.

The amount receivable by First Banks under these swap agreements was $201,000 and $197,000 at June 30, 2010 and December 31, 2009, respectively, and the amount payable by First Banks under these swap agreements was $434,000 and $451,000 at June 30, 2010 and December 31, 2009, respectively.

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

The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks’ interest rate swap agreements previously designated as cash flow hedges on certain subordinated debentures as of June 30, 2010 and December 31, 2009 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
	(dollars expressed in thousands)
June 30, 2010:
July 7, 2011	$25,000	4.40%	1.95%	$(523)
December 15, 2011	50,000	4.91	2.39	(1,656)
March 30, 2012	25,000	4.71	2.14	(978)
December 15, 2012	25,000	5.57	2.79	(1,360)
	$125,000	4.90	2.33	$(4,517)
December 31, 2009:
July 7, 2011	$25,000	4.40%	1.93%	$(644)
December 15, 2011	50,000	4.91	2.10	(1,668)
March 30, 2012	25,000	4.71	1.86	(884)
December 15, 2012	25,000	5.57	2.50	(975)
	$125,000	4.90	2.10	$(4,171)

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

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. First Banks did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges on subordinated debentures in the consolidated statements of operations from January 1, 2009 through the discontinuation of hedge accounting in August 2009. The net cash flows on the interest rate swap agreements on subordinated debentures were recorded as an adjustment to interest expense on subordinated debentures until the discontinuation of hedge accounting in August 2009. First Banks also did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges on loans in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009. The net cash flows on the interest rate swap agreements on loans were recorded as an adjustment to interest income on loans.

Customer Interest Rate Swap Agreements.  First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at June 30, 2010 and December 31, 2009 was $57.4 million and $80.2 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in September 2010. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $2.0 million and $369,000 at June 30, 2010 and December 31, 2009, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $1.4 million at June 30, 2010 and an unrealized gain of $647,000 at December 31, 2009. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative financial instruments held by First Banks, their estimated fair values and their location in the consolidated balance sheets at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value Gain (Loss)	Balance Sheet Location	Fair Value Gain (Loss)
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$838	Other assets	$589
Interest rate lock commitments	Other assets	1,985	Other assets	369
Forward commitments to sell mortgage-backed securities	Other assets	(1,418)	Other assets	647
Total derivatives in other assets		$1,405		$1,605

Interest rate swap agreements – subordinated debentures	Other liabilities	$(4,517)	Other liabilities	$(4,171)
Customer interest rate swap agreements	Other liabilities	(637)	Other liabilities	(345)
Total derivatives in other liabilities		$(5,154)		$(4,516)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the three and six months ended June 30, 2010 and 2009 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)
Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$1,915	3,939	3,830	7,877

Cash flow hedges – subordinated debentures (1):
Amount reclassified from accumulated other comprehensive loss to interest expense on subordinated debentures	—	591	—	1,019
Amount of unrealized gain (loss) recognized in other comprehensive loss	—	770	—	(89)
_________________
(1)
In August 2009, First Banks discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 in accumulated other comprehensive loss was $1.9 million and $5.7 million on a gross basis and $1.2 million and $3.7 million, net of tax, at June 30, 2010 and December 31, 2009, respectively. In August 2009, First Banks reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive loss to net gain (loss) on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 12 to the consolidated financial statements.

The following table summarizes amounts included in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 related to non-hedging derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net loss on derivative instruments	$(764)	—	(2,092)	—

Customer interest rate swap agreements:
Net gain on derivative instruments	1	—	2	401

Interest rate lock commitments:
Gain (loss) on loans sold and held for sale	1,485	(1,331)	1,616	(247)

Forward commitments to sell mortgage-backed securities:
(Loss) gain on loans sold and held for sale	(1,453)	2,184	(2,065)	836

Note 17 – Contingent Liabilities

In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings other than those discussed above. Management believes the ultimate resolution of these proceedings is not reasonably likely to have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

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

➢
Our ability to comply with the terms of the agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;

➢
The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program and the U.S. Treasury's Capital Purchase Program and Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008;

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

➢	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;

➢	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;

➢	Liquidity risks;

➢	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;

➢	The ability to successfully acquire low cost deposits or alternative funding;

➢	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;

➢	Changes in consumer spending, borrowings and savings habits;

➢	The ability of First Bank to pay dividends to its parent holding company;

➢	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;

➢	Rising unemployment and its impact on our customers’ savings rates and their ability to service debt obligations;

➢	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;

➢	The impact of possible future goodwill and other material impairment charges;

➢	The ability to attract and retain senior management experienced in the banking and financial services industry;

➢	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;

➢	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

➢	Volatility and disruption in national and international financial markets;

➢	Government intervention in the U.S. financial system;

➢	The impact of laws and regulations applicable to us and changes therein;

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

General

We, or First Banks or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries. First Bank’s subsidiaries at June 30, 2010 were as follows:

➢	First Bank Business Capital, Inc., or FBBC;
➢	WIUS, Inc. and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS (formerly UPAC);
➢	FB Holdings, LLC, or FB Holdings;
➢	Small Business Loan Source LLC, or SBLS LLC;
➢	ILSIS, Inc.;
➢	FBIN, Inc; and
➢	SBRHC, Inc.

First Bank’s subsidiaries are wholly owned except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, as of June 30, 2010. FCA is a corporation owned by First Banks’ Chairman of the Board and members of his immediate family.

At June 30, 2010, we had assets of $8.48 billion, loans, net of unearned discount, of $5.44 billion, deposits of $6.64 billion and stockholders’ equity of $434.1 million. We currently operate 165 branch banking offices in California, Florida, Illinois and Missouri.

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

Recent Developments

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our risk-based capital in the current economic downturn. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan, including:

➢
The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Jacksonville, Illinois (Jacksonville Branch) to Bank of Springfield, under a Branch Purchase and Assumption Agreement dated June 7, 2010. Under the terms of the agreement, Bank of Springfield is to assume approximately $30.0 million of deposits associated with our Jacksonville Branch, including certain commercial deposit relationships, for a premium of approximately 4.00%. Bank of Springfield is to also purchase approximately $1.4 million of loans as well as certain other assets at par value, including premises and equipment, associated with our Jacksonville Branch. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the third quarter of 2010.

➢
The sale of certain assets and the transfer of certain liabilities of 10 of our retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois Bank & Trust, N.A., or First Mid-Illinois, under a Branch Purchase and Assumption Agreement dated May 7, 2010. Under the terms of the agreement, First Mid-Illinois is to assume approximately $335.2 million of deposits associated with these branches, including certain commercial deposit relationships, for a premium of approximately 4.77%. First Mid-Illinois is to also purchase approximately $147.5 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the third quarter of 2010. The 11 branches in the transactions with Bank of Springfield and First Mid-Illinois are collectively defined as the Northern Illinois Region, or Northern Illinois.

➢
The sale of certain assets and the transfer of certain liabilities of our Texas franchise, or Texas Region, to Prosperity Bank, or Prosperity, under a Purchase and Assumption Agreement dated February 8, 2010. We completed the transaction with Prosperity on April 30, 2010. Under the terms of the agreement, Prosperity assumed approximately $492.2 million of deposits associated with our 19 Texas retail branches, including certain commercial deposit relationships, for a premium of approximately 5.50%, or $26.9 million. Prosperity also purchased approximately $96.7 million of loans as well as certain other assets at par value, including premises and equipment, associated with our Texas Region. We recognized a gain on sale related to this transaction of approximately $5.0 million during the second quarter of 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of approximately $20.0 million. In addition, this transaction reduced our risk-weighted assets by approximately $116.3 million.

➢
The sale of Missouri Valley Partners, Inc., or MVP, to Stifel Financial Corp., or Stifel, under a Stock Purchase Letter Agreement dated March 5, 2010. Under the terms of the agreement, Stifel purchased all of the capital stock of MVP for a purchase price of $515,000. We completed the sale of MVP on April 15, 2010 and recorded a loss of approximately $156,000 during the second quarter of 2010.

➢
The sale of certain assets and the transfer of certain liabilities of our Chicago franchise, or Chicago Region, to FirstMerit Bank, N.A., or FirstMerit, under a Purchase and Assumption Agreement, dated November 11, 2009. We completed the transaction with FirstMerit on February 19, 2010. Under the terms of the agreement, FirstMerit assumed substantially all of the deposits associated with our 24 Chicago retail branches, including certain commercial deposit relationships, which totaled approximately $1.20 billion, for a premium of 3.50%, or approximately $42.1 million. FirstMerit also purchased approximately $301.2 million in loans as well as certain other assets at par value, including premises and equipment, associated with our Chicago Region. We recognized a gain on sale related to this transaction of approximately $8.4 million during the first quarter of 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of approximately $26.3 million. In addition, this transaction reduced our risk-weighted assets by approximately $342.6 million.

➢
The sale of approximately $141.3 million of loans associated with our premium financing subsidiary, WIUS, to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc., under a Purchase and Sale Agreement, dated December 3, 2009. We completed the sale on December 31, 2009. We recognized a loss on the sale of approximately $13.2 million after the write-off of goodwill and intangible assets allocated to the sale of approximately $20.0 million. This transaction also reduced our risk-weighted assets by approximately $146.7 million.

➢
The sale of certain asset-based lending loans to FirstMerit in conjunction with the Chicago Region transaction. On November 11, 2009, FBBC, First Bank’s wholly owned asset based lending subsidiary, entered into a Loan Purchase Agreement that provided for the sale of certain loans to FirstMerit. Under the terms of the agreement, FirstMerit purchased approximately $101.5 million of loans at a discount of approximately 8.5%. In conjunction with this transaction, which we completed on December 16, 2009, we recorded a loss on the sale of loans of $6.1 million during the fourth quarter of 2009 and reduced our risk-weighted assets by approximately $119.3 million.

➢
The sale of approximately $64.4 million of restaurant franchise loans during the fourth quarter of 2009 to another financial institution at a small discount. We completed the sale of these loans on December 30, 2009 which resulted in a loss of approximately $1.1 million during the fourth quarter of 2009. In addition, this transaction reduced our risk-weighted assets by approximately $64.4 million.

➢
The sale of Adrian N. Baker & Company, or ANB, to AHM Corporation Holdings, Inc., or AHM, under a Stock Purchase Agreement, dated September 18, 2009. Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.3 million. We completed the sale of ANB on September 30, 2009 and recorded a gain of approximately $120,000 during 2009 after the write-off of goodwill and intangible assets allocated to ANB of approximately $13.0 million.

➢
The sale of two of our Illinois branch offices. On August 27, 2009, we entered into a Branch Purchase and Assumption Agreement providing for the sale of our Lawrenceville, Illinois branch office, or Lawrenceville Branch, to The Peoples State Bank of Newton, or Peoples. Under the terms of the agreement, Peoples assumed approximately $23.7 million of deposits for a premium of 5.0% as well as certain other liabilities, and purchased approximately $13.5 million of loans as well as certain other assets, including premises and equipment, at par value. We completed the transaction on January 22, 2010 and recorded a gain of approximately $168,000 during the first quarter of 2010 after the write-off of goodwill allocated to the sale of approximately $1.0 million. On August 31, 2009, we entered into a Branch Purchase and Assumption Agreement providing for the sale of our Springfield, Illinois branch office, or Springfield Branch, to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc., or First Bankers. Under the terms of the agreement, First Bankers assumed approximately $20.1 million of deposits for a premium of 5.01% as well as certain other liabilities, and purchased approximately $887,000 of loans as well as certain other assets, including premises and equipment, at par value. We completed the transaction on November 19, 2009 and recorded a gain of approximately $309,000 during the fourth quarter of 2009 after the write-off of goodwill allocated to the sale of approximately $1.0 million.

➢
The reduction of First Banks’ net risk-weighted assets to $6.02 billion at June 30, 2010, representing decreases of $1.55 million from $7.56 billion at December 31, 2009, $3.46 billion from $9.48 billion at December 31, 2008 and $4.23 billion from $10.25 billion at December 31, 2007.

A summary of the primary initiatives completed with respect to our Capital Plan is as follows:

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk-Weighted Assets	Total Risk-Based Capital Benefit (1)
	(dollars expressed in thousands)

Sale of Texas Region	$4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,413	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	1,077,200	94,300
Total, 2010 Capital Initiatives	$13,409	47,235	1,548,300	196,200

Sale of WIUS	$(13,183)	19,982	146,700	19,600
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of ANB	120	13,013	1,300	13,200
Sale of Springfield Branch	309	1,000	900	1,400
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total, 2009 Capital Initiatives	$(20,050)	33,995	1,913,000	181,300

Total Completed Capital Initiatives	$(6,641)	81,230	3,461,300	377,500
_________________
(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

➢	Reduction of our concentration in real estate lending and further diversification of our loan portfolio from real estate lending to commercial and industrial lending;

➢	Reduction of our unfunded loan commitments with an original maturity greater than one year;

➢	Sale, merger or closure of individual branches or selected branch groupings;

➢	Sale and/or aggressive reduction of the retained assets and liabilities associated with our Chicago, Texas and Northern Illinois Regions; and

➢	Exploration of possible capital planning strategies to increase the overall level of Tier 1 risk-based capital at our holding company.

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

Discontinued Operations.  We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to 11 branch banking offices in our Northern Illinois franchise, or Northern Illinois Region, as of June 30, 2010, in addition to the operations of our Northern Illinois Region, Texas Region, Chicago Region, WIUS, ANB and MVP for the three and six months ended June 30, 2010 and 2009. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our accompanying consolidated financial statements for further discussion regarding discontinued operations.

Regulatory Matters.   On March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement, or Agreement, with the Federal Reserve Bank of St. Louis, or the FRB, requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Pursuant to the Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.

The Agreement requires, among other things, that the Company and the Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the risk-based capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.
The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

The description of the Agreement above represents a summary and is qualified in its entirety by the full text of the Agreement which is incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission on March 25, 2010.

Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into a memorandum of understanding and an informal agreement, respectively, with the FRB and the State of Missouri Division of Finance, or the MDOF. Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The informal agreement with the MDOF is still in place and there have not been any modifications thereto since its inception in September 2008.

Under the terms of the prior memorandum of understanding with the FRB, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, financial performance updates, notice of plans to materially change its fundamental business and notice to issue trust preferred securities or raise additional equity capital. In addition, the Company agreed not to pay any dividends on its common or preferred stock or make any distributions of interest or other sums on its trust preferred securities without the prior approval of the FRB.

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.71% at June 30, 2010.

While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to resume profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted on July 21, 2010. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

➢	Directs the Board of Governors of the Federal Reserve System, or Federal Reserve, to issue rules which are expected to limit debit-card interchange fees;
➢
After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital for holding companies with more than $15 billion of assets, and restricts new issuances of trust preferred securities from being included as Tier 1 capital for all holding companies;

➢
Provides for an increase in the Federal Deposit Insurance Corporation, or FDIC, assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets less tangible capital;

➢
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

➢	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;
➢	Changes standards for federal preemption of state laws related to federally chartered institutions and their subsidiaries;
➢
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

➢
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

➢	Permanently increases the deposit insurance coverage to $250,000;
➢	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
➢	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices;
➢	Increases the authority of the Federal Reserve Board in its regular examinations;
➢	Requires all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress; and
➢	Restricts proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall impact on the operations and financial condition of the Company. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the cost associated with deposits. Provisions in the legislation that require revisions to the capital requirements of the Company and First Bank could require the Company and First Bank to seek additional sources of capital in the future.

Deposit Insurance.  Since First Bank is an institution chartered by the State of Missouri and a member of the FRB, both the MDOF and the FRB supervise, regulate and examine First Bank. First Bank is also regulated by the FDIC. The FDIC provides deposit insurance of up to $250,000 for each insured depositor.

The FDIC’s Transaction Account Guarantee Program, as part of its Temporary Liquidity Guarantee Program, provides temporary full insurance coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that elect to participate in the program. The program applies to all non-interest bearing and interest-bearing personal and business checking deposit accounts and allows for the payment of up to a maximum of 25 basis points on qualifying accounts at participating institutions through December 31, 2010. First Bank is participating in the FDIC’s Transaction Account Guarantee Program.

In addition, the Dodd-Frank Act provides unlimited FDIC insurance for non-interest bearing transaction accounts effective on December 31, 2010 and continuing through December 31, 2012. Banks do not have to opt into the program, nor can they opt out.

Other.  On August 10, 2009, we announced our intention to defer our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to our consolidated financial statements. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009. In conjunction with this election, First Banks suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C and Class D preferred stock, as further described in Note 13 to our consolidated financial statements.

Financial Condition

Total assets decreased $2.11 billion to $8.48 billion at June 30, 2010, from $10.58 billion at December 31, 2009. The decrease in our total assets was primarily attributable to decreases in our cash and short-term investments, loans, net of unearned discount, FHLB and FRB stock, bank premises and equipment, goodwill and other intangible assets, bank-owned life insurance, assets held for sale and assets of discontinued operations; partially offset by increases in our investment securities and other real estate.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $1.05 billion to $1.46 billion at June 30, 2010, compared to $2.52 billion at December 31, 2009. The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our Chicago Region on February 19, 2010, resulting in a cash payment of approximately $832.5 million;
➢	The sale of our Texas Region on April 30, 2010, resulting in a cash payment of approximately $352.9 million;
➢	The sale of our Lawrenceville Branch on January 22, 2010, resulting in a cash payment of $8.3 million;
➢	A net increase in our investment securities portfolio of $453.9 million during the first six months of 2010;
➢	A decrease in deposit balances of $86.0 million, excluding the impact of the divestitures of the Chicago and Texas Regions and the Lawrenceville Branch; and
➢	The prepayment of $200.0 million of FHLB advances.

These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $737.8 million, exclusive of net of charge-offs, transfers to other real estate and the impact of the divestiture of the Chicago and Texas Regions and the Lawrenceville Branch;
➢	The termination of a bank-owned life insurance policy during January 2010 resulting in the receipt of the cash proceeds from the surrender of the policy of $19.2 million; and
➢	Sales of other real estate properties resulting in the receipt of cash proceeds from these sales of approximately $46.5 million.

The majority of funds in our short-term investments at June 30, 2010 and December 31, 2009 were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity.”

Investment securities increased $453.9 million to $995.5 million at June 30, 2010, from $541.6 million at December 31, 2009. We utilized excess cash and cash equivalents to actively increase our available-for-sale investment securities portfolio during the first six months of 2010 in an effort to maintain appropriate liquidity levels while maximizing our net interest margin.

Loans, net of unearned discount, decreased $1.17 billion to $5.44 billion at June 30, 2010, from $6.61 billion at December 31, 2009, reflecting loan charge-offs of $187.8 million, transfers of loans to other real estate of $117.9 million, the reclassification of $149.0 million of loans associated with the sale of our Northern Illinois Region to assets of discontinued operations at June 30, 2010, and $717.9 million of other net loan activity, consisting primarily of loan payments exceeding new loans as a result of reduced loan demand within our markets and our strategy of reducing our exposure to real estate construction and development and commercial real estate during the first six months of 2010, as further discussed under “—Loans and Allowance for Loan Losses.”

FHLB and FRB stock decreased $13.2 million to $51.9 million at June 30, 2010, from $65.1 million at December 31, 2009. During the first quarter of 2010, we redeemed $8.9 million of FHLB stock associated with the prepayment of $200.0 million of FHLB advances in March 2010, as further discussed below. We also redeemed $4.3 million of FRB stock during the first quarter of 2010.

Bank premises and equipment, net of depreciation and amortization, decreased $9.8 million to $168.5 million at June 30, 2010, from $178.3 million at December 31, 2009, reflecting depreciation and amortization and the reclassification of $5.7 million of bank premises and equipment associated with our Northern Illinois Region to discontinued operations at June 30, 2010, partially offset by acquisitions of premises and equipment.

Goodwill and other intangible assets decreased $11.7 million to $132.8 million at June 30, 2010, from $144.4 million at December 31, 2009. The reduction is primarily due to the reclassification of $9.7 million of goodwill and other intangible assets associated with our Northern Illinois Region to discontinued operations at June 30, 2010 and amortization of $1.8 million during the first six months of 2010. See Note 2 and Note 5 to our consolidated financial statements for further discussion of discontinued operations and goodwill and other intangible assets.

Bank-owned life insurance, or BOLI, decreased $19.7 million to $6.7 million at June 30, 2010, from $26.4 million at December 31, 2009. In January 2010, we terminated a BOLI policy with a carrying value of $19.8 million and received an initial cash payment of $19.2 million from the liquidation of the underlying assets associated with the terminated BOLI policy.

Other real estate increased $61.2 million to $186.4 million at June 30, 2010, from $125.2 million at December 31, 2009. The increase in other real estate during the first six months of 2010 was primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans, including a $50.0 million other real estate property in Southern California, partially offset by the sale of other real estate with a carrying value of $43.6 million at a net gain of $2.9 million, and write-downs of other real estate of $10.9 million attributable to declining real estate values on certain properties, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets increased to $85.6 million at June 30, 2010, from $83.2 million at December 31, 2009.

Assets held for sale decreased to zero at June 30, 2010, from $17.0 million at December 31, 2009, reflecting the completion of the sale of our Lawrenceville Branch on January 22, 2010 and the sale of SBLS LLC’s SBA Lending Authority on April 6, 2010. See Note 2 to our consolidated financial statements for further discussion of assets held for sale.

Assets of discontinued operations decreased $351.3 million to $166.7 million at June 30, 2010, from $518.1 million at December 31, 2009, primarily reflecting the completion of the sale of our Chicago Region on February 19, 2010 and the sale of our Texas Region on April 30, 2010, partially offset by an increase of $166.7 million associated with the anticipated sale of our Northern Illinois Region, which is expected to be completed in the third quarter of 2010. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Deposits decreased $424.0 million to $6.64 billion at June 30, 2010, from $7.06 billion at December 31, 2009. The decrease primarily reflects the reclassification of $365.2 million of deposits associated with the sale of our Northern Illinois Region to liabilities of discontinued operations at June 30, 2010. Exclusive of this reclassification, noninterest bearing deposits and time deposits decreased $79.7 million and $41.0 million, respectively, partially offset by increases in interest-bearing demand and savings and money market deposits of $61.9 million in the aggregate. The decrease in noninterest bearing deposits primarily reflects a decrease in commercial deposit relationships as a result of the corresponding decrease in the overall level of commercial loans. The decrease in our time deposits reflects a shift in our deposit mix to interest-bearing demand and savings and money market deposits. The decrease also reflects a decline of $16.3 million in deposits in the Certificate of Deposit Account Registry Service, or CDARS, program to $15.3 million at June 30, 2010, compared to $31.6 million at December 31, 2009. The reduction in CDARS deposits is primarily due to management’s decision to use CDARS for placement of customer deposits and thereby earn fee income, rather than using CDARS to acquire time deposits from other banks. The increase in our interest-bearing demand and savings and money market deposits reflects the shift in our deposit mix from time deposits and organic growth through our deposit development programs, including marketing campaigns coupled with enhanced product and service offerings.

Other borrowings, which are comprised of securities sold under agreements to repurchase and FHLB advances, decreased $190.0 million to $577.5 million at June 30, 2010, from $767.5 million at December 31, 2009. We utilized excess liquidity from cash and short-term investments to prepay $200.0 million in FHLB advances in March 2010 that were scheduled to mature in April and July 2010, as further discussed in Note 11 to our consolidated financial statements and under “—Liquidity.” In addition, our securities sold under agreements to repurchase increased by $10.0 million during the first six months of 2010, reflecting changes in customer balances associated with this product segment.

Accrued expenses and other liabilities decreased $13.6 million to $73.4 million at June 30, 2010, from $87.0 million at December 31, 2009. The decrease was primarily attributable to a reduction in other liabilities of $25.9 million attributable to the purchase of an investment security that settled on December 31, 2009 but for which the cash was not transferred until January 4, 2010, partially offset by an increase in dividends payable on our Class C and Class D Preferred Stock and accrued interest payable on our junior subordinated debentures of $8.4 million and $6.3 million, respectively, as further discussed in Note 13 to our consolidated financial statements and under “—Recent Developments – Capital Plan.”

Liabilities held for sale decreased to zero at June 30, 2010, from $24.4 million at December 31, 2009, reflecting the completion of the sale of our Lawrenceville Branch on January 22, 2010. See Note 2 to our consolidated financial statements for further discussion of assets and liabilities held for sale.

Liabilities of discontinued operations decreased $1.36 billion to $366.1 million at June 30, 2010, from $1.73 billion at December 31, 2009, reflecting the completion of the sale of our Chicago Region on February 19, 2010 and the sale of our Texas Region on April 30, 2010, partially offset by an increase of $366.1 million associated with the anticipated sale of our Northern Illinois Region, which is expected to be completed in the third quarter of 2010. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Stockholders’ equity, including noncontrolling interest in subsidiaries, was $434.1 million and $522.4 million at June 30, 2010 and December 31, 2009, respectively, reflecting a decrease of $88.3 million. The decrease during the first six months of 2010 reflects:

➢	A net loss, including discontinued operations, of $92.5 million;

➢	Dividends declared of $8.4 million on our Class C and Class D Preferred Stock; and

➢	A decrease in noncontrolling interest in subsidiaries of $464,000 associated with net losses in FB Holdings; partially offset by

➢
A net increase in accumulated other comprehensive income of $13.0 million primarily associated with changes in unrealized gains and losses on available-for-sale investment securities and derivative financial instruments.

Results of Operations

Net Income.  We recorded net losses, including discontinued operations, of $64.9 million and $92.5 million for the three and six months ended June 30, 2010, respectively, compared to net losses, including discontinued operations, of $93.3 million and $182.7 million for the comparable periods in 2009. Our results of operations reflect the following:

➢
A provision for loan losses of $83.0 million and $125.0 million for the three and six months ended June 30, 2010, respectively, compared to $112.0 million and $220.0 million for the comparable periods in 2009;

➢
Net interest income of $61.2 million and $124.1 million for the three and six months ended June 30, 2010, respectively, compared to $73.3 million and $144.6 million for the comparable periods in 2009, which contributed to a decline in our net interest margin to 3.07% and 2.95% for the three and six months ended June 30, 2010, respectively, compared to 3.34% and 3.29% for the comparable periods in 2009;

➢	Noninterest income of $20.5 million and $36.1 million for the three and six months ended June 30, 2010, respectively, compared to $21.4 million and $41.1 million for the comparable periods in 2009;

➢	Noninterest expense of $66.5 million and $132.9 million for the three and six months ended June 30, 2010, respectively, compared to $64.2 million and $126.5 million for the comparable periods in 2009;

➢	A provision for income taxes of $48,000 and $153,000 for the three and six months ended June 30, 2010, respectively, compared to $3.0 million and $2.4 million for the comparable periods in 2009;

➢
Net income from discontinued operations, net of tax, of $2.8 million and $4.8 million for the three and six months ended June 30, 2010, respectively, compared to net losses from discontinued operations of $11.6 million and $24.2 million for the comparable periods in 2009. See Note 2 to our consolidated financial statements for further discussion of discontinued operations; and

➢
Net losses attributable to noncontrolling interest in subsidiaries of $27,000 and $464,000 for the three and six months ended June 30, 2010, respectively, compared to $2.8 million and $4.8 million for the comparable periods in 2009.

The decrease in the provision for loan losses in 2010, as compared to the same period in 2009, was primarily driven by less severe asset migration to classified asset categories than the migration levels experienced during the first six months of 2009 in addition to the significant decline in the overall level of our loans, net of unearned discount, as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and net interest margin in 2010, as compared to the same period in 2009, was primarily attributable to significantly higher average balances of short-term investments and a decline in the yield on our investment securities portfolio, partially offset by a decrease in deposit and other borrowing costs, as further discussed under “—Net Interest Income.”

The decrease in our noninterest income in 2010, as compared to the same period in 2009, was primarily attributable to lower gains on the sale of mortgage loans, increased net losses on derivative financial instruments, lower gains on sales of investment securities, higher declines in the fair value of servicing rights and decreased bank-owned life insurance investment income, partially offset by increased loan servicing fees and increased other income, primarily attributable to increased gains on sales of other real estate and the receipt of a litigation settlement of $2.6 million in the second quarter of 2010, as further discussed under “—Noninterest Income.”

The increase in our noninterest expense in 2010, as compared to the same period in 2009, primarily resulted from increases in write-downs and expenses on other real estate properties, partially offset by reductions in salaries and employee benefits expense, information technology fees and advertising and business development expenses, as further discussed under “—Noninterest Expense.”

The low level of our provision for income taxes primarily reflects our ongoing deferred tax asset valuation allowance, as further discussed under “—Provision for Income Taxes” and in Note 14 to our consolidated financial statements.

The increase in income from discontinued operations, net of tax, primarily reflects an $8.4 million gain recognized on the sale of our Chicago Region during the first quarter of 2010 and a $5.0 million gain recognized on the sale of our Texas Region during the second quarter of 2010.

The decrease in the net loss attributable to noncontrolling interest in subsidiaries reflects reduced expenses in FB Holdings related to lower balances of nonaccrual loans and other real estate during the first six months of 2010 as compared to the same period in 2009 in addition to increased gains recognized on the sale of other real estate properties.

Net Interest Income.  Net interest income, expressed on a tax-equivalent basis, decreased to $61.4 million and $124.4 million for the three and six months ended June 30, 2010, respectively, compared to $73.5 million and $145.1 million for the comparable periods in 2009. Our net interest margin declined to 3.07% and 2.95% for the three and six months ended June 30, 2010, respectively, compared to 3.34% and 3.29% for the comparable periods in 2009. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders’ equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest-earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We attribute the decline in our net interest margin and net interest income for the three and six months ended June 30, 2010, as compared to the same periods in 2009, to significantly higher average balances of short-term investments and a decline in the yield on our investment securities portfolio, partially offset by a decrease in deposit and other borrowing costs. Derivative financial instruments that were previously entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates increased our net interest income by $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively, compared to $3.3 million and $6.9 million for the comparable periods in 2009. The average yield earned on our interest-earning assets decreased 62 and 80 basis points to 4.12% and 3.99% for the three and six months ended June 30, 2010, respectively, compared to 4.74% and 4.79% for the comparable periods in 2009, while the average rate paid on our interest-bearing liabilities decreased 68 and 79 basis points to 1.32% and 1.36% for the three and six months ended June 30, 2010, respectively, compared to 2.00% and 2.15% for the comparable periods in 2009. Average interest-earning assets decreased $808.0 million and $399.1 million to $8.02 billion and $8.50 billion for the three and six months ended June 30, 2010, respectively, compared to $8.83 billion and $8.90 billion for the comparable periods in 2009. Average interest-bearing liabilities increased $232.3 million and $258.6 million to $6.41 billion and $6.50 billion for the three and six months ended June 30, 2010, respectively, compared to $6.18 billion and $6.24 billion for the comparable periods in 2009.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $74.6 million and $153.3 million for the three and six months ended June 30, 2010, respectively, compared to $96.6 million and $195.6 million for the comparable periods in 2009. Average loans, net of unearned discount, decreased $1.79 billion and $1.66 billion to $5.83 billion and $6.06 billion for the three and six months ended June 30, 2010, respectively, from $7.62 billion and $7.73 billion for the comparable periods in 2009. The decrease in average loans primarily reflects a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and significant loan payoffs. The yield on our loan portfolio increased five basis points to 5.13% for the three months ended June 30, 2010, compared to 5.08% for the comparable period in 2009. The yield on our loan portfolio decreased one basis point to 5.10% for the six months ended June 30, 2010, compared to 5.11% for the comparable period in 2009. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to the prime lending and LIBOR rate indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 65 and 69 basis points during the three and six months ended June 30, 2010, respectively, compared to approximately 39 and 36 basis points during the comparable periods in 2009. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively, compared to $3.9 million and $7.9 million for the comparable periods in 2009 as further discussed under “—Interest Rate Risk Management.” We have been re-pricing our loan portfolio over the last several quarters to be more reflective of current market conditions by implementing interest rate floors and increasing margins to prime lending and LIBOR rates in accordance with the respective borrower’s credit risk profile. We expect the yield on our loan portfolio to improve in the near term as a result of improved pricing on existing relationships, charge-offs and foreclosures of nonaccrual loans and the recent increase in short-term LIBOR rates during the second quarter of 2010. However, competitive conditions within our market areas may impact our ability to improve pricing in certain sectors.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $6.6 million and $11.9 million for the three and six months ended June 30, 2010, respectively, compared to $6.8 million and $14.0 million for the comparable periods in 2009. Average investment securities increased to $899.6 million and $788.6 million for the three and six months ended June 30, 2010, respectively, compared to $631.8 million and $619.5 million for the comparable periods in 2009. We are utilizing a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to increase our net interest income. The yield earned on our investment portfolio was 2.93% and 3.04% for the three and six months ended June 30, 2010, respectively, compared to 4.31% and 4.56% for the comparable periods in 2009, reflecting the decline in short-term interest rates during the periods as well as the sale of higher-yielding available-for-sale investment securities throughout 2009 to reposition our investment securities portfolio from securities that carried relatively high risk-weightings for regulatory capital purposes to lower risk-weighted investments.

Dividends on our FHLB and FRB stock were $493,000 and $1.1 million for the three and six months ended June 30, 2010, respectively, compared to $543,000 and $944,000 for the comparable periods in 2009. Average FHLB and FRB stock was $51.9 million and $57.0 million for the three and six months ended June 30, 2010, respectively, compared to $52.2 million and $51.7 million for the comparable periods in 2009. The increase for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to increased holdings of FHLB stock associated with the increased level of average FHLB advances during the periods. The decrease for the three months ended June 30, 2010 compared to the same period in 2009 reflects the redemption of $4.3 million of FRB stock and the redemption of $8.9 million of FHLB stock associated with the prepayment of $200.0 million of FHLB advances in March 2010, as previously discussed. The yield earned on our FHLB and FRB stock was 3.81% for the three and six months ended June 30, 2010, compared to 4.17% and 3.68% for the comparable periods in 2009, respectively.

Interest income on our short-term investments was $786,000 and $2.0 million for the three and six months ended June 30, 2010, respectively, compared to $394,000 and $904,000 for the comparable periods in 2009. Average short-term investments were $1.24 billion and $1.59 billion for the three and six months ended June 30, 2010, respectively, compared to $522.6 million and $504.0 million for the comparable periods in 2009. The yield earned on our short-term investments was 0.25% for the three and six months ended June 30, 2010, compared to 0.30% and 0.36% for the comparable periods in 2009, respectively, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%, and a decline in short-term interest rates over the periods. We increased our overall liquidity position during 2009 and 2010 in anticipation of the significant cash outflows associated with the completion and expected completion of certain transactions associated with our Capital Plan, including the sale of our Chicago Region on February 19, 2010, the sale of our Texas Region on April 30, 2010 and the expected sale of our Northern Illinois Region during the third quarter of 2010, as further discussed under “—Liquidity” and in Note 2 to our consolidated financial statements. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and maintain significant liquidity in light of the current economic downturn, has negatively impacted our net interest margin.

Interest expense on our interest-bearing deposits decreased to $15.3 million and $31.6 million for the three and six months ended June 30, 2010, respectively, from $24.8 million and $53.6 million for the comparable periods in 2009. Average interest-bearing deposits were $5.49 billion for the three and six months ended June 30, 2010, compared to $5.46 billion and $5.49 billion for the comparable periods in 2009, respectively, reflecting anticipated reductions of higher rate certificates of deposits, partially offset by an increase in average interest-bearing demand accounts. The mix of our deposit portfolio volumes reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. The decreases in our average time and savings and money market deposits of $77.4 million, in the aggregate, for the first six months of 2010 compared to the same period in 2009 were partially offset by increases in interest-bearing demand deposits of $76.6 million. Average noninterest-bearing demand deposits increased $102.0 million to $1.16 billion for the six months ended June 30, 2010, from $1.06 billion for the comparable period in 2009. The aggregate weighted average rate paid on our deposit portfolio was 1.12% and 1.16% for the three and six months ended June 30, 2010, respectively, compared to 1.82% and 1.97% for the comparable periods in 2009, reflective of maturing certificates of deposits re-pricing to current market interest rates, and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 1.84% and 1.91% for the three and six months ended June 30, 2010, respectively, from 3.11% and 3.21% for the comparable periods in 2009; the average rate paid on our savings and money market deposit portfolio declined to 0.72% and 0.74% for the three and six months ended June 30, 2010, respectively, from 1.02% and 1.23% for the comparable periods in 2009; and the average rate paid on our interest-bearing demand deposits declined to 0.16% and 0.17% for the three and six months ended June 30, 2010, respectively, from 0.19% for the comparable periods in 2009. We anticipate continued reductions in our deposit costs as certain of our certificates of deposit mature and re-price to current market interest rates and money market accounts re-price from promotional rates to current market interest rates.

Interest expense on our other borrowings was $2.6 million and $5.9 million for the three and six months ended June 30, 2010, respectively, compared to $1.7 million and $4.0 million for the comparable periods in 2009. Average other borrowings increased to $565.8 million and $661.5 million for the three and six months ended June 30, 2010, respectively, from $364.7 million and $402.2 million for the comparable periods in 2009. The increase in average other borrowings in 2010 reflects higher levels of FHLB advances in anticipation of the expected completion of certain transactions associated with our Capital Plan, including the sales of our Chicago and Texas Regions, and the anticipated sale of our Northern Illinois Region. The increase in average FHLB advances was partially offset by a decrease in average daily repurchase agreements and FRB borrowings. See further discussion regarding activity in other borrowings in Note 11 to our consolidated financial statements and under “—Liquidity.” The aggregate weighted average rate paid on our other borrowings was 1.81% for the three and six months ended June 30, 2010, compared to 1.83% and 2.00% for the comparable periods in 2009, respectively, reflecting the overall decline in short-term interest rates during the periods.

Interest expense on our subordinated debentures was $3.2 million and $6.3 million for the three and six months ended June 30, 2010, respectively, compared to $4.3 million and $8.8 million for the comparable periods in 2009. Average subordinated debentures were $353.9 million for the three and six months ended June 30, 2010, compared to $353.9 million and $353.8 million for the comparable periods in 2009, respectively. The aggregate weighted average rate paid on our subordinated debentures was 3.63% and 3.59% for the three and six months ended June 30, 2010, respectively, compared to 4.88% and 5.02% for the comparable periods in 2009. The aggregate weighted average rates and the level of interest expense reflect: (a) the reduction in LIBOR rates, and the impact to the related spreads to LIBOR during the periods; and (b) entrance into four interest rate swap agreements during 2008 with an aggregate notional amount of $125.0 million that effectively converted the interest payments on certain of our subordinated debentures from a variable rate to a fixed rate. In August 2009, we discontinued hedge accounting on these interest rate swap agreements due to the deferral of interest payments on our trust preferred securities, and as such, the net interest recorded on the interest rate swap agreements was recorded as noninterest income effective August 2009, as further described under “—Interest Rate Risk Management” and in Note 12 and Note 16 to our consolidated financial statements. Interest expense on our subordinated debentures for the three and six months ended June 30, 2009 includes $591,000 and $1.0 million, respectively, of interest expense associated with these interest rate swap agreements.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)

ASSETS

Interest-earning assets:
Loans (1)(2)(3)(4)	$5,830,929	74,575	5.13%	$7,623,839	96,619	5.08%	$6,064,287	153,290	5.10%	$7,728,153	195,641	5.11%
Investment securities (4)	899,638	6,583	2.93	631,756	6,786	4.31	788,633	11,873	3.04	619,470	14,016	4.56
FHLB and FRB stock	51,937	493	3.81	52,182	543	4.17	57,006	1,076	3.81	51,715	944	3.68
Short-term investments	1,239,848	786	0.25	522,553	394	0.30	1,594,370	2,006	0.25	504,039	904	0.36
Total interest-earning assets	8,022,352	82,437	4.12	8,830,330	104,342	4.74	8,504,296	168,245	3.99	8,903,377	211,505	4.79
Nonearning assets	432,014			648,307			446,701			681,436
Assets of discontinued operation	224,963			902,872			378,691			897,216
Total assets	$8,679,329			$10,381,509			$9,329,688			$10,482,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$910,596	366	0.16%	$828,251	400	0.19%	$895,188	737	0.17%	$818,547	774	0.19%
Savings and money market	2,190,354	3,957	0.72	2,205,298	5,595	1.02	2,184,183	8,052	0.74	2,197,093	13,438	1.23
Time deposits of $100 or more	923,302	4,153	1.80	853,150	6,668	3.13	912,405	8,548	1.89	864,774	13,913	3.24
Other time deposits	1,466,747	6,836	1.87	1,573,253	12,163	3.10	1,496,290	14,270	1.92	1,608,404	25,483	3.19
Total interest-bearing deposits	5,490,999	15,312	1.12	5,459,952	24,826	1.82	5,488,066	31,607	1.16	5,488,818	53,608	1.97
Other borrowings	565,848	2,555	1.81	364,715	1,667	1.83	661,459	5,943	1.81	402,159	3,998	2.00
Notes payable (5)	—	—	—	—	18	—	—	—	—	—	37	—
Subordinated debentures (3)	353,933	3,200	3.63	353,857	4,304	4.88	353,924	6,300	3.59	353,848	8,810	5.02
Total interest-bearing liabilities	6,410,780	21,067	1.32	6,178,524	30,815	2.00	6,503,449	43,850	1.36	6,244,825	66,453	2.15
Noninterest-bearing liabilities:
Demand deposits	1,146,831			1,083,924			1,158,218			1,056,249
Other liabilities	105,235			87,843			102,257			95,095
Liabilities of discontinued operations	535,148			2,157,008			1,067,201			2,157,438
Total liabilities	8,197,994			9,507,299			8,831,125			9,553,607
Stockholders’ equity	481,335			874,210			498,563			928,422
Total liabilities and stockholders’ equity	$8,679,329			$10,381,509			$9,329,688			$10,482,029

Net interest income		61,370			73,527			124,395			145,052
Interest rate spread			2.80			2.74			2.63			2.64
Net interest margin (6)			3.07%			3.34%			2.95%			3.29%
____________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $133,000 and $269,000 for the three and six months ended June 30, 2010, respectively, and $230,000 and $478,000 for the comparable periods in 2009.

(5)	Interest expense on our notes payable reflects commitment fees for the three and six months ended June 30, 2009.
(6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended June 30, 2010 Compared to 2009			Six Months Ended June 30, 2010 Compared to 2009
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)

Interest earned on:
Loans: (1) (2) (3)
Taxable	$(22,675)	752	(21,923)	(41,348)	(757)	(42,105)
Tax-exempt (4)	(259)	138	(121)	(519)	273	(246)
Investment securities:
Taxable	2,366	(2,412)	(46)	3,342	(5,134)	(1,792)
Tax-exempt (4)	(158)	1	(157)	(350)	(1)	(351)
FHLB and Federal Reserve Bank stock	(3)	(47)	(50)	98	34	132
Short-term investments	466	(74)	392	1,447	(345)	1,102
Total interest income	(20,263)	(1,642)	(21,905)	(37,330)	(5,930)	(43,260)
Interest paid on:
Interest-bearing demand deposits	35	(69)	(34)	59	(96)	(37)
Savings and money market deposits	(37)	(1,601)	(1,638)	(78)	(5,308)	(5,386)
Time deposits	(278)	(7,564)	(7,842)	(1,003)	(15,575)	(16,578)
Other borrowings	906	(18)	888	2,356	(411)	1,945
Notes payable (5)	(18)	—	(18)	(37)	—	(37)
Subordinated debentures (3)	1	(1,105)	(1,104)	2	(2,512)	(2,510)
Total interest expense	609	(10,357)	(9,748)	1,299	(23,902)	(22,603)
Net interest income	$(20,872)	8,715	(12,157)	(38,629)	17,972	(20,657)
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effect of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable includes commitment, arrangement and renewal fees.

Provision for Loan Losses. We recorded a provision for loan losses of $83.0 million and $125.0 million for the three and six months ended June 30, 2010, compared to $112.0 million and $220.0 million for the comparable periods in 2009. The decrease in the provision for loan losses was primarily driven by the significant decrease in loans, net of unearned discount, during the three and six months ended June 30, 2010 as compared to the same periods in 2009 and less severe asset migration to classified asset categories during the three and six months ended June 30, 2010 than the migration levels experienced during the three and six months ended June 30, 2009.

Our nonaccrual loans were $491.6 million at June 30, 2010, compared to $657.9 million at March 31, 2010 and $691.1 million at December 31, 2009. The decrease in the overall level of nonaccrual loans during the first six months of 2010 was primarily driven by loan charge-offs of $187.8 million and transfers to other real estate of $117.9 million exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.”

Our net loan charge-offs were $91.0 million and $149.2 million for the three and six months ended June 30, 2010, compared to $81.2 million and $152.9 million for the comparable periods in 2009.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income.   Noninterest income was $20.5 million and $36.1 million for the three and six months ended June 30, 2010, respectively, compared to $21.4 million and $41.1 million for the comparable periods in 2009. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income. The decrease in our noninterest income was primarily attributable to lower gains on the sale of mortgage loans, increased net losses on derivative financial instruments, lower gains on sales of investment securities, higher declines in the fair value of servicing rights and decreased bank-owned life insurance investment income, partially offset by increased loan servicing fees and increased other income, primarily due to increased gains on sales of other real estate and the receipt of a litigation settlement of $2.6 million in the second quarter of 2010.

Service charges on deposit accounts and customer service fees were $10.9 million and $21.3 million for the three and six months ended June 30, 2010, respectively, compared to $11.0 million and $21.4 million for the comparable periods in 2009, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in the deposit mix during the periods.

Gain on loans sold and held for sale decreased to $2.3 million and $3.2 million for the three and six months ended June 30, 2010, respectively, compared to $3.3 million and $7.4 million for the comparable periods in 2009. The decrease was primarily attributable to a decrease in the gain on sale of mortgage loans to $2.2 million and $3.2 million for the three and six months ended June 30, 2010, respectively, from $2.6 million and $6.6 million for the comparable periods in 2009 due to the decrease in the volume of mortgage loans originated and subsequently sold in the secondary market during 2010 as compared to 2009. During 2009, we experienced higher volumes of mortgage loans originated and sold as a result of increased levels of refinancing of one-to-four family residential real estate loans in light of declining mortgage interest rates experienced during 2009. The decrease was also attributable to a decrease in the gain on sale of SBA loans to $177,000 and $212,000 for the three and six months ended June 30, 2010, respectively, from $800,000 and $910,000 for the comparable periods in 2009 due to lower origination volume within this segment.

We recorded net gains on investment securities of $555,000 for the three and six months ended June 30, 2010, compared to $652,000 and $1.2 million for the three and six months ended June 30, 2009, respectively. Throughout 2009 and, to a lesser extent, 2010, we sold available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments.

BOLI investment income was $45,000 and $95,000 for the three and six months ended June 30, 2010, respectively, compared to $196,000 and $562,000 for the comparable periods in 2009. The decrease in BOLI investment income is reflective of a decline in the average balance of BOLI between the periods. In June 2009, we terminated our largest insurance policy resulting in a reduction in the carrying value of our BOLI investment of approximately $93.1 million. In January 2010, we terminated an additional insurance policy which had a carrying value of $19.8 million.

We recorded net losses on derivative instruments of $763,000 and $2.1 million for the three and six months ended June 30, 2010, respectively, primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our subordinated debentures, as further described under “—Interest Rate Risk Management” and in Note 16 to our consolidated financial statements. We recorded net gains on derivative instruments of zero and $401,000 for the three and six months ended June 30, 2009, respectively, attributable to income generated from the issuance of our customer interest rate swap agreements.

We recorded net losses of $2.1 million and $2.9 million associated with changes in the fair value of mortgage and SBA servicing rights for the three and six months ended June 30, 2010, respectively, compared to a net gain of $283,000 and a net loss of $1.7 million for the three and six months ended June 30, 2009, respectively. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio.

Loan servicing fees were $2.3 million and $4.6 million for the three and six months ended June 30, 2010, respectively, compared to $2.1 million and $4.3 million for the comparable periods in 2009, and are primarily attributable to fee income generated for the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

Other income was $7.3 million and $11.3 million for the three and six months ended June 30, 2010, respectively, compared to $3.9 million and $7.6 million for the comparable periods in 2009. The increase is primarily attributable to the receipt of a litigation settlement of $2.6 million recognized in the second quarter of 2010, a gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville Branch, as further described in Note 2 to our consolidated financial statements, and increased gains on sales of other real estate. Net gains on sales of other real estate were $2.0 million and $2.9 million for the three and six months ended June 30, 2010, respectively, compared to $737,000 and $1.5 million for the comparable periods in 2009.

Noninterest Expense. Noninterest expense was $66.5 million and $132.9 million for the three and six months ended June 30, 2010, respectively, compared to $64.2 million and $126.5 million for the comparable periods in 2009. The increase in our noninterest expense in 2010, as compared to the same period in 2009, primarily resulted from increases in write-downs and expenses on other real estate properties, partially offset by reductions in salaries and employee benefits expense, information technology fees and advertising and business development expenses.

Salaries and employee benefits expense decreased to $21.6 million and $43.8 million for the three and six months ended June 30, 2010, respectively, from $22.6 million and $46.1 million for the comparable periods in 2009. The overall decrease in salaries and employee benefits expense is primarily attributable to the completion of certain staff reductions in 2009 and 2010 and a decline in incentive compensation expense commensurate with our earnings performance. Our total full-time equivalent employees (FTEs), excluding discontinued operations, decreased to 1,557 at June 30, 2010, from 1,603 at December 31, 2009 and 1,662 at June 30, 2009, representing decreases of 2.9% and 6.3%, respectively. The decrease in salaries and employee benefits expense is also reflective of a decline in other benefits expenses, including our 401(k) matching contribution, which we eliminated in April 2009, and compensation expense related to the performance of the underlying investments in our nonqualified deferred compensation plan.

Occupancy, net of rental income, and furniture and equipment expense was $10.9 million and $21.9 million for the three and six months ended June 30, 2010, respectively, compared to $10.7 million and $21.8 million for the comparable periods in 2009. The slight increase in 2010 primarily reflects increased occupancy expense associated with depreciation expense and standard rental increases pursuant to existing lease obligations at several of our branch and operations facilities, partially offset by reduced furniture, fixtures and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased to $835,000 and $2.0 million for the three and six months ended June 30, 2010, respectively, from $1.1 million and $2.3 million for the comparable periods in 2009, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology and item processing fees decreased to $7.0 million and $14.4 million for the three and six months ended June 30, 2010, respectively, from $7.8 million and $16.0 million for the comparable periods in 2009. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 8 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions, and other subsidiaries.

Legal, examination and professional fees increased to $2.9 million and $6.4 million for the three and six months ended June 30, 2010, respectively, compared to $2.8 million and $5.9 million for the comparable periods in 2009. The increase in legal, examination and professional fees primarily reflects higher legal expenses associated with our divestiture activities in addition to our collection and foreclosure efforts associated with the significant increase in the level of average nonperforming assets and ongoing litigation matters. We anticipate legal, examination and professional fees to remain at higher than historical levels until economic conditions stabilize primarily as a result of higher legal and professional fees associated with foreclosure efforts on problem loans, other collection efforts and ongoing litigation matters.

Amortization of intangible assets was $830,000 and $1.8 million for the three and six months ended June 30, 2010, respectively, compared to $1.0 million and $2.0 million for the comparable periods in 2009, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions.

Advertising and business development expense decreased to $270,000 and $688,000 for the three and six months ended June 30, 2010, respectively, from $421,000 and $1.2 million for the comparable periods in 2009, reflecting the implementation of certain profit improvement initiatives and management’s efforts to reduce these expenditures in light of the current economic environment.

FDIC insurance expense was $5.9 million and $11.0 million for the three and six months ended June 30, 2010, respectively, compared to $7.7 million and $10.8 million for the comparable periods in 2009. The decrease in FDIC insurance expense for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to additional FDIC insurance expense of $4.8 million recorded in the second quarter of 2009 in conjunction with a special assessment paid on September 30, 2009 of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, partially offset by an increase in our premiums related to an increase in our risk assessment rating in 2010 as compared to 2009. The increase in FDIC insurance expense for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to the increase in premiums related to the increased risk assessment rating, partially offset by the special assessment of $4.8 million recorded in the second quarter of 2009. Our premium rates are expected to continue to increase in the future based on economic developments within the banking industry, including the failure of other financial institutions.

Write-downs and expenses on other real estate were $9.6 million and $17.5 million for the three and six months ended June 30, 2010, respectively, compared to $3.0 million and $7.5 million for the comparable periods in 2009, and include write-downs related to the revaluation of certain properties of $6.5 million and $10.9 million for the three and six months ended June 30, 2010, respectively, compared to $588,000 and $1.2 million for the comparable periods in 2009. Other real estate expenses, exclusive of write-downs, such as taxes and repairs and maintenance, were $3.1 million and $6.6 million for the three and six months ended June 30, 2010, respectively, compared to $2.4 million and $6.3 million for the comparable periods in 2009. During the first quarter of 2010, we recorded a write-down of $3.0 million related to a decrease in the fair value of a single property located in Northern California. During the second quarter of 2010, we recorded a write-down of $2.8 million related to a decrease in the fair value on a single property located in Southern California and a write-down of $1.4 million on a single property located in Florida. The overall higher than historical level of expenses on other real estate is primarily due to expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties as well as other property preservation related expenses. The balance of our other real estate properties increased to $186.4 million at June 30, 2010, from $125.2 million at December 31, 2009 and $156.9 million at June 30, 2009. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the continued increase in our other real estate balances and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense was $6.6 million and $13.5 million for the three and six months ended June 30, 2010, respectively, compared to $7.0 million and $12.9 million for the comparable periods in 2009. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, and overdraft losses. The changes in the overall level of other expense for the three and six months ended June 30, 2010 as compared to the same periods in 2009 reflect the following:

➢	Profit improvement initiatives and management’s efforts to reduce overall expense levels;

➢
Loan expenses associated with collection efforts related to asset quality matters of $1.3 million and $3.5 million for the three and six months ended June 30, 2010, respectively, compared to $2.0 and $3.0 million for the comparable periods in 2009; and

➢	Overdraft losses, net of recoveries, of $405,000 and $858,000 for the three and six months ended June 30, 2010, respectively, compared to $711,000 and $1.5 million for the comparable periods in 2009.

Provision for Income Taxes.  We recorded a provision for income taxes of $48,000 and $153,000 for the three and six months ended June 30, 2010, respectively, compared to $3.0 million and $2.4 million for the comparable periods in 2009. The provision for income taxes during 2010 and 2009 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 14 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

At June 30, 2010, First Banks has an accumulated other comprehensive loss of $6.1 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain of our loans. These interest rate swap agreements were terminated in December 2008, and as a result, the unrealized gain at the date of termination of $20.8 million is being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates through September 2010. During the third quarter of 2010, First Banks expects to record a provision for income taxes of approximately $6.8 million related to the expiration of the amortization period of the unrealized gain on the interest rate swap agreements with a corresponding increase to accumulated other comprehensive income.

The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 14 to our consolidated financial statements.

Net Loss Attributable to Noncontrolling Interest in Subsidiaries. Net losses attributable to noncontrolling interest in subsidiaries were $27,000 and $464,000 for the three and six months ended June 30, 2010, respectively, compared to $2.8 million and $4.8 million for the comparable periods in 2009, and were comprised of the following:

➢
The noncontrolling interest in the net loss in FB Holdings of $27,000 and $464,000 for the three and six months ended June 30, 2010, respectively, compared to $2.9 million and $4.4 million for the comparable periods in 2009. The decrease is reflective of lower balances of nonaccrual loans and other real estate in FB Holdings during the first six months of 2010 as compared to the same period in 2009 in addition to increased gains recognized on the sale of other real estate properties; and

➢	The noncontrolling interest in the net (income) loss in SBLS LLC of ($37,000) and $448,000 for the three and six months ended June 30, 2009.

Noncontrolling interest in our subsidiaries is more fully described in Note 8 to our consolidated financial statements.

Income (Loss) from Discontinued Operations, Net of Tax. We recorded income from discontinued operations, net of tax, of $2.8 million and $4.8 million for the three and six months ended June 30, 2010, respectively, compared to net losses of $11.6 million and $24.2 million for the comparable periods in 2009. The net income from discontinued operations, net of tax, for the six months ended June 30, 2010 is reflective of the following:

➢
A gain of $8.4 million during the first quarter of 2010 associated with the sale of our Chicago Region on February 19, 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of approximately $26.3 million; and

➢
A gain of $5.0 million during the second quarter of 2010 associated with the sale of our Texas Region on April 30, 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of approximately $20.0 million; partially offset by

➢	A loss of $156,000 during the second quarter of 2010 associated with the sale of MVP on April 15, 2010.

See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Interest Rate Risk Management

The maintenance of a satisfactory level of net interest income is a primary factor in our ability to achieve acceptable income levels. However, the maturity and repricing characteristics of our loan and investment portfolios may differ significantly from those within our deposit structure. The nature of the loan and deposit markets within which we operate and our objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and the possibility of depositors withdrawing funds prior to stated maturity dates introduces divergent option characteristics that fluctuate as interest rates change. These factors cause various elements of our balance sheet to react in different manners and at different times relative to changes in interest rates, potentially leading to increases or decreases in net interest income over time. Depending upon the direction and magnitude of interest rate movements and their effect on the specific components of our balance sheet, the effects on net interest income can be substantial. Consequently, it is critical that we establish effective control over our exposure to changes in interest rates. We strive to manage our interest rate risk by:

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

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.6% of net interest income, based on assets and liabilities at June 30, 2010. At June 30, 2010, we remain in an asset-sensitive position and, thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the increased level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of June 30, 2010, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)

Interest-earning assets:
Loans (1)	$3,435,576	390,006	501,087	1,053,336	55,726	5,435,731
Investment securities	71,786	68,742	126,706	548,503	179,750	995,487
FHLB and FRB stock	51,921	—	—	—	—	51,921
Short-term investments	1,334,445	—	—	—	—	1,334,445
Total interest-earning assets	$4,893,728	458,748	627,793	1,601,839	235,476	7,817,584
Interest-bearing liabilities:
Interest-bearing demand deposits	$339,159	210,828	137,497	100,831	128,330	916,645
Money market deposits	1,942,072	—	—	—	—	1,942,072
Savings deposits	43,520	35,840	30,720	43,520	102,399	255,999
Time deposits	564,748	577,091	824,830	415,747	89	2,382,505
Other borrowings	157,488	—	100,000	320,000	—	577,488
Subordinated debentures	282,481	—	—	—	71,462	353,943
Total interest-bearing liabilities	3,329,468	823,759	1,093,047	880,098	302,280	6,428,652
Effect of interest rate swap agreements	(125,000)	—	—	125,000	—	—
Total interest-bearing liabilities after the effect of interest rate swap agreements	$3,204,468	823,759	1,093,047	1,005,098	302,280	6,428,652
Interest-sensitivity gap:
Periodic	$1,689,260	(365,011)	(465,254)	596,741	(66,804)	1,388,932
Cumulative	1,689,260	1,324,249	858,995	1,455,736	1,388,932
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	1.53	0.56	0.57	1.59	0.78	1.22
Cumulative	1.53	1.33	1.17	1.24	1.22
_____________________
(1) Loans are presented net of unearned discount.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;

➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.39 billion, or 16.4% of our total assets, and $2.67 billion, or 25.3% of our total assets, at June 30, 2010 and December 31, 2009, respectively. We were in an overall asset-sensitive position on a cumulative basis through the twelve-month time horizon of $859.0 million, or 10.1% of our total assets, and $2.61 billion, or 24.7% of our total assets, at June 30, 2010 and December 31, 2009, respectively.

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

We also utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We also sell interest rate swap agreements to certain customers who wish to modify their interest rate risk. We generally offset the interest rate risk of these swap agreements by simultaneously purchasing matching interest rate swap agreements with offsetting pay/receive rates from other financial institutions. Because of the matching terms of the offsetting agreements, the net effect of the changes in the fair value of the paired swaps is minimal.

The derivative financial instruments we held as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010		December 31, 2009
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap agreements	57,367	919	80,194	683
Interest rate lock commitments	64,000	1,985	36,000	369
Forward commitments to sell mortgage-backed securities	81,000	—	61,000	647
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

The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We realized net interest income on our derivative financial instruments of $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively, compared to $3.3 million and $6.9 million for the comparable periods in 2009. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans and recorded a pre-tax gain of $20.8 million, in the aggregate, which is being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010. Consequently, our future net interest income and net interest margin will be negatively impacted by the conclusion of the amortization period associated with the aggregate pre-tax gain in September 2010. Net interest income on our derivative financial instruments included $1.9 million and $3.8 million of such amortized gain for the three and six months ended June 30, 2010, respectively, compared to $3.9 million and $7.9 million for the comparable periods in 2009. The increase to net interest income for the three and six months ended June 30, 2009 was partially offset by $591,000 and $1.0 million, respectively, of the net interest differential on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures, as further discussed below.

We recorded net losses on derivative instruments, which is included in noninterest income in the consolidated statements of operations, of $763,000 and $2.1 million for the three and six months ended June 30, 2010, respectively, compared to net gains on derivative instruments of zero and $401,000 for the comparable periods in 2009. The net loss on derivative instruments for 2010 is primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our subordinated debentures. We discontinued hedge accounting treatment on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements, which was recorded as interest expense on subordinated debentures in the consolidated statements of operations, was recorded as a net reduction of noninterest income effective August 2009. Furthermore, in August 2009, we reclassified a cumulative fair value adjustment of $4.6 million on these interest rate swap agreements from accumulated other comprehensive loss to net gain (loss) on derivative instruments as a result of the discontinuation of hedge accounting treatment. The net gains on our derivative instruments for the six months ended June 30, 2009 is attributable to income generated from the issuance of our customer interest rate swap agreements.

Our derivative financial instruments are more fully described in Note 16 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition.  Loans, net of unearned discount, represented 64.1% of our assets as of June 30, 2010, compared to 62.4% of our assets at December 31, 2009. Loans, net of unearned discount, decreased $1.17 billion to $5.44 billion at June 30, 2010 from $6.61 billion at December 31, 2009. The following table summarizes the composition of our loan portfolio by category at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,291,627	1,692,922
Real estate construction and development	763,620	1,052,922
Real estate mortgage:
One-to-four family residential	1,154,095	1,279,166
Multi-family residential	178,894	223,044
Commercial real estate	1,971,515	2,269,372
Consumer and installment, net of unearned discount	37,285	48,183
Loans held for sale	38,695	42,684
Loans, net of unearned discount	$5,435,731	6,608,293

The following table summarizes the composition of our loan portfolio by geographic region and/or subsidiary at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$353,161	375,764
Florida	278,896	320,235
Northern California	764,022	844,526
Southern California	1,447,677	1,775,562
Chicago	301,275	368,434
Missouri	1,146,132	1,365,168
Texas	389,277	517,066
First Bank Business Capital, Inc	67,548	75,254
Northern and Southern Illinois (1)	469,949	729,344
Other	217,794	236,940
Total	$5,435,731	6,608,293
_________________
(1)
The decrease during the first six months of 2010 reflects the reclassification of $149.0 million of our Northern Illinois Region loans to discontinued operations at June 30, 2010, as further described below and in Note 2 to our consolidated financial statements.

We attribute the net decrease in our loan portfolio during the first six months of 2010 primarily to:

➢
A decrease of $401.3 million in our commercial, financial and agricultural portfolio, reflecting loan charge-offs of $20.4 million, the reclassification of $21.5 million of our Northern Illinois Region loans to assets of discontinued operations at June 30, 2010, as further described in Note 2 to our consolidated financial statements, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $289.3 million in our real estate construction and development portfolio primarily attributable to loan charge-offs of $102.4 million, transfers to other real estate of $93.1 million and other loan activity. The following table summarizes the composition of our real estate construction and development portfolio by region as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Northern California	$91,537	100,543
Southern California	281,938	435,051
Chicago	82,277	115,141
Missouri	101,670	152,736
Texas	157,874	185,084
Florida	5,570	12,792
Northern and Southern Illinois	41,338	50,713
Other	1,416	862
Total	$763,620	1,052,922

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio, in particular Northern and Southern California, Chicago, Missouri and Florida. As a result of the asset quality deterioration, we focused on reducing our exposure to this portfolio segment and have decreased the portfolio balance over the last ten quarters by $1.38 billion, or 64.3%, from $2.14 billion at December 31, 2007 to $763.6 million at June 30, 2010. Of the remaining portfolio balance of $763.6 million, $197.7 million, or 25.9%, of loans were in a nonaccrual status as of June 30, 2010 and $168.4 million, or 22.1%, of loans were considered potential problem loans, as further discussed below;

➢
A decrease of $125.1 million in our one-to-four family residential real estate loan portfolio primarily attributable to charge-offs of $35.5 million, transfers to other real estate of $11.7 million, the reclassification of $19.5 million of our Northern Illinois Region loans to assets of discontinued operations at June 30, 2010, as further described in Note 2 to our consolidated financial statements, and principal payments. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

One-to-four family residential real estate:
Non-Mortgage Division portfolio	$270,957	332,653
Mortgage Division portfolio, excluding Florida	317,922	340,201
Florida portfolio	151,311	179,985
Home equity portfolio	413,905	426,327
Total	$1,154,095	1,279,166

Our Non-Mortgage Division portfolio consists of prime mortgage loans originated to customers from our retail branch banking network. As of June 30, 2010, approximately $14.4 million, or 5.3%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $61.7 million, or 18.5%, during the first six months of 2010 is primarily attributable to prepayments associated with the ongoing mortgage refinance environment and the reclassification of $11.9 million of our Northern Illinois Region loans to assets of discontinued operations at June 30, 2010, as further described in Note 2 to our consolidated financial statements.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. This portfolio of one-to-four family residential real estate loans has decreased $176.3 million, or 35.7%, from $494.2 million at December 31, 2007. We continue to experience significant distress within this portfolio of loans and recorded net loan charge-offs of $7.6 million on this portfolio during the first six months of 2010. As of June 30, 2010, approximately $95.7 million, or 30.1%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $40.1 million, including those loans modified in the Home Affordable Modification Program (HAMP) of $17.1 million, and nonaccrual loans of $55.6 million.

Our Florida portfolio consists primarily of prime and Alt A mortgage loans. This portfolio of one-to-four family residential real estate loans has decreased $108.8 million, or 41.8%, from $260.1 million at December 31, 2007.  We continue to experience significant distress within this portfolio of loans and recorded net loan charge-offs of $17.4 million on this portfolio during the first six months of 2010. As of June 30, 2010, approximately $32.5 million, or 21.5%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $11.5 million, including those loans modified in HAMP of $1.4 million, and nonaccrual loans of $21.0 million.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. As of June 30, 2010, approximately $5.4 million, or 1.3%, of this portfolio is on nonaccrual status The decrease in this portfolio of $12.4 million, or 2.9%, during the first six months of 2010 is primarily attributable to charge-offs of $5.3 million and the reclassification of $7.5 million of our Northern Illinois Region loans to assets of discontinued operations at June 30, 2010, as further described in Note 2 to our consolidated financial statements;

➢
A decrease of $44.2 million in our multi-family residential real estate portfolio primarily attributable to loan charge-offs of $4.5 million, the reclassification of $8.2 million of our Northern Illinois Region loans to assets of discontinued operations at June 30, 2010, as further described in Note 2 to our consolidated financial statements, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $297.9 million in our commercial real estate portfolio primarily attributable to loan charge-offs of $24.5 million, transfers to other real estate of $13.9 million, the reclassification of $97.5 million of our Northern Illinois Region loans to assets of discontinued operations at June 30, 2010, as further described in Note 2 to our consolidated financial statements, and our efforts to reduce our exposure to commercial real estate in the current economic environment;

➢
A decrease of $10.9 million in our consumer and installment portfolio, net of unearned discount, reflecting a decrease in unearned discount of $2.0 million, the reclassification of $1.6 million of our Northern Illinois Region loans to assets of discontinued operations at June 30, 2010, as further described in Note 2 to our consolidated financial statements, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets; and

➢	A decrease of $4.0 million in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales into the secondary mortgage and small business markets.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)
Nonperforming Assets (1):
Nonaccrual loans:
Commercial, financial and agricultural	$66,390	41,408
Real estate construction and development	197,656	407,077
One-to-four family residential mortgage	96,426	112,236
Multi-family residential mortgage	5,967	14,734
Commercial real estate mortgage	124,836	115,312
Consumer and installment	321	337
Total nonaccrual loans	491,596	691,104
Other real estate	186,385	125,226
Other repossessed assets	1,843	1,685
Total nonperforming assets	$679,824	818,015

Loans, net of unearned discount	$5,435,731	6,608,293

Performing troubled debt restructurings	$63,880	54,336

Loans past due 90 days or more and still accruing	$3,516	3,807

Ratio of:
Allowance for loan losses to loans	4.45%	4.03%
Nonaccrual loans to loans	9.04	10.46
Allowance for loan losses to nonaccrual loans	49.22	38.55
Nonperforming assets to loans, other real estate and repossessed assets	12.09	12.15
_________________
(1)
During the first quarter of 2010, the Company modified its definition of nonperforming assets to exclude performing troubled debt restructurings because these loans were performing in accordance with their current or modified terms. Prior periods have been adjusted for this reclassification.

Our nonperforming assets, consisting of nonaccrual loans, other real estate owned and repossessed assets, were $679.8 million, $793.9 million and $818.0 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. Our nonperforming assets at June 30, 2010 included $43.9 million, comprised of $7.6 million of nonaccrual loans and $36.3 million of other real estate owned, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family.

We attribute the $199.5 million net decrease in our nonaccrual loans during the six months ended June 30, 2010 to the following:

➢
A decrease in nonaccrual loans of $209.4 million in our real estate construction and development loan portfolio driven by charge-offs of $102.4 million, transfers to other real estate of $93.1 million and the receipt of cash and other consideration of $89.1 million on our largest nonaccrual loan relationship during the second quarter of 2010, partially offset by additions to nonaccrual loans during the quarter. Although the level of deterioration within this portfolio has slowed as compared to recent quarters, we continue to experience deterioration as a result of weak economic conditions and significant declines in real estate values, and we expect these trends to continue until market conditions stabilize, both on a nationwide basis and in our primary market areas;

➢
A decrease in nonaccrual loans of $15.8 million in our one-to-four family residential real estate loan portfolio primarily driven by charge-offs of $35.5 million and transfers to other real estate of $11.7 million, partially offset by additions to nonaccrual loans during the quarter driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our one-to-four family residential nonaccrual loans in our Mortgage Banking division, excluding Florida, decreased $8.1 million, from $63.7 million at December 31, 2009 to $55.6 million at June 30, 2010. Our one-to-four family residential nonaccrual loans in our Florida region decreased $9.8 million, from $30.8 million at December 31, 2009 to $21.0 million at June 30, 2010. These decreases were partially offset by an increase of $2.1 million in our Non-Mortgage division and home equity portfolios; and

➢
A decrease in nonaccrual loans of $8.8 million in our multi-family residential loan portfolio primarily driven by charge-offs of $4.5 million and transfers to other real estate of $646,000. At June 30, 2010, approximately 3.3% of this portfolio is on nonaccrual status.

These decreases were partially offset by:

➢
An increase in nonaccrual loans of $25.0 million in our commercial, financial and agricultural portfolio primarily driven by new additions during the quarter partially offset by charge-offs of $20.4 million. At June 30, 2010, approximately 5.1% of this portfolio is on nonaccrual status; and

➢
An increase in nonaccrual loans of $9.5 million in our commercial real estate portfolio primarily driven by new additions resulting from continued weak economic conditions and significant declines in real estate values, partially offset by charge-offs of $24.5 million and transfers to other real estate of $13.9 million. At June 30, 2010, approximately 6.3% of this portfolio is on nonaccrual status. Our commercial real estate portfolio of $1.97 billion is approximately 51.7% owner occupied and 48.3% non-owner occupied at June 30, 2010, and approximately 4.8% and 8.3% of our owner occupied and non-owner occupied commercial real estate portfolio, respectively, is on nonaccrual status at June 30, 2010.

The increase in other real estate of $61.2 million during the first six months of 2010 was primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans, including a single $50.0 million other real estate property in Southern California, partially offset by the sale of other real estate properties with a carrying value of $43.6 million at a net gain of $2.9 million, and write-downs of other real estate of $10.9 million attributable to declining real estate values on certain properties.

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

The following table summarizes the composition of our nonperforming assets by region / subsidiary at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$62,996	71,082
Florida	41,039	60,762
Northern California	96,661	63,528
Southern California	134,015	265,794
Chicago	97,377	119,436
Missouri	125,050	112,837
Texas	76,639	78,389
Northern and Southern Illinois	24,770	21,807
Other	21,277	24,380
Total nonperforming assets	$679,824	818,015

The $131.8 million decrease in nonperforming assets in our Southern California region from December 31, 2009 to June 30, 2010 was primarily attributable to gross charge-offs of $59.8 million and the receipt of cash and other consideration of $89.1 million on our largest nonaccrual loan relationship during the second quarter of 2010, partially offset by additions to nonaccrual loans.

Loans past due 90 days or more and still accruing interest were $3.5 million at June 30, 2010 and $3.8 million at December 31, 2009. Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status.

Troubled Debt Restructurings. We classify certain loans as troubled debt restructurings in cases where a borrower experiences financial difficulties and we elect to make certain modifications to the contractual terms of the loans. Loans renegotiated at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from troubled debt restructuring classification in the calendar years subsequent to the renegotiation if the loan is in compliance with the modified terms. As of June 30, 2010 and December 31, 2009, $63.9 million and $54.3 million, respectively, of loans were identified by management as performing troubled debt restructurings, and $30.3 million and $13.8 million, respectively, of loans were identified by management as troubled debt restructurings and were on nonaccrual status. The following table presents the categories of performing troubled debt restructurings as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$—	18,864
Real estate mortgage:
One-to-four family residential	51,645	35,472
Commercial real estate	12,235	—
Total performing troubled debt restructurings	$63,880	54,336

The decrease in commercial, financial and agricultural performing troubled debt restructurings during the first six months of 2010 was primarily due to an $18.9 million credit relationship in our FBBC subsidiary being removed from troubled debt restructuring status as a result of compliance with the contractual terms of the modified loan agreement. The increase in one-to-four family residential performing troubled debt restructurings was primarily due to our participation in HAMP. Performing troubled debt restructurings under HAMP were $18.5 million at June 30, 2010. One-to-four family residential loans restructured under HAMP will be considered troubled debt restructurings for the life of the respective loans as they are being restructured at interest rates lower than current market rates. There were no performing troubled debt restructurings under HAMP at December 31, 2009. The increase in commercial real estate troubled debt restructurings was due to the modification of the contractual terms on two credit relationships during the first six months of 2010.

Potential Problem Loans. As of June 30, 2010 and December 31, 2009, $418.7 million and $323.7 million, respectively, of loans not included in the nonperforming assets and performing troubled debt restructuring tables above were identified by management as having potential credit problems, or potential problem loans. The following table presents the categories of potential problem loans as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$108,407	98,841
Real estate construction and development	168,427	134,939
Real estate mortgage:
One-to-four family residential	5,408	2,699
Multi-family residential	14,466	11,085
Commercial real estate	121,987	76,160
Total potential problem loans	$418,695	323,724

The increase in potential problem loans of $95.0 million during the first six months of 2010 reflects continued weak economic conditions in the nationwide housing markets, increasing unemployment rates, weakened tenancy factors in our non-owner occupied commercial real estate portfolio and ongoing significant declines in real estate values in all of our markets.

The following table summarizes the composition of our potential problem loans by region / subsidiary at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars expressed in thousands)

Florida	$4,898	2,414
Northern California	92,305	62,002
Southern California	147,019	68,256
Chicago	19,869	21,197
Missouri	76,503	114,665
Texas	26,278	24,947
First Bank Business Capital, Inc.	19,064	—
Northern and Southern Illinois	27,861	20,094
Other	4,898	10,149
Total potential problem loans	$418,695	323,724

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

Potential problem loans are regularly evaluated for impaired loan status by lenders, the credit administration department and the internal credit review department. When management makes the determination that a loan should be considered impaired, an initial specific reserve is allocated to the impaired loan, if necessary, until the loan is charged down to the appraised value of the underlying collateral, typically within 30 to 90 days of becoming impaired. In the current economic environment, management typically utilizes appraisals performed no earlier than 180 days prior to the charge-off, and in most cases, appraisals utilized are dated within 60 days of the charge-off. As such, management typically addresses collateral shortfalls through charge-offs as opposed to recording specific reserves on individual loans. Once a loan is charged down to the appraised value of the underlying collateral, management regularly monitors the carrying value of the loan for any additional deterioration and records additional reserves or charge-offs as necessary. As a general guideline, management orders new appraisals on any impaired loan or other real estate property in which the most recent appraisal is more than 18 months old; however, management also orders new appraisals on impaired loans or other real estate properties in the event circumstances, change, such as a rapid change in market conditions in a particular region.

We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

Allowance for Loan Losses. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 4.45% at June 30, 2010 compared to 4.03% at March 31, 2010 and December 31, 2009. Our allowance for loan losses as a percentage of nonaccrual loans was 49.22%, 38.01% and 38.55% at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. Our allowance for loan losses decreased to $242.0 million at June 30, 2010, compared to $250.1 million at March 31, 2010 and $266.4 million at December 31, 2009. Our allowance for loan losses, allowance for loan losses as a percentage of loans, net of unearned discount, and allowance for loan losses as a percentage of nonaccrual loans was $220.2 million, 2.56% and 52.71% at December 31, 2008, respectively.

The decrease in our allowance for loan losses of $24.5 million during the first six months of 2010 was primarily due to the decrease in nonaccrual loans of $199.5 million in addition to the $1.17 billion decrease in the overall level of our loan portfolio, partially offset by the increase in potential problem loans of $95.0 million and other economic factors. The increase in the allowance for loan losses as a percentage of loans, net of unearned discount, throughout the first six months of 2010 was primarily attributable to the following:

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

➢
The increase in our potential problem loans. Our potential problem loans significantly increased during the first six months of 2010 which generally resulted in a higher allowance for loan losses being applied to these loans; and

➢	Significant payoffs of higher credit quality loans during the first six months of 2010 which carried lower allowance for loan loss allocations; partially offset by

➢	The decrease in our nonaccrual loans during the first six months of 2010.

Our allowance for loan losses as a percentage of nonperforming loans has increased during the first six months of 2010 primarily due to the decrease in nonperforming loans. We record charge-offs on nonperforming loans typically within 30 to 90 days of the credit relationship reaching nonperforming loan status. We measure impairment and the resulting charge-off amount based primarily on third party appraisals. As such, rather than carrying specific reserves on nonperforming loans, which would have the effect of increasing the allowance for loan losses as a percentage of nonperforming loans, we generally recognize a loan loss through a charge to the allowance for loan losses once the credit relationship reaches nonperforming loan status, which has the effect of reducing the allowance for loan losses as a percentage of nonperforming loans.

Changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$250,064	256,551	266,448	220,214
Allowance for loan losses allocated to loans sold	(64)	—	(321)	—
	250,000	256,551	266,127	220,214
Loans charged-off:
Commercial, financial and agricultural	(13,863)	(27,245)	(20,390)	(51,356)
Real estate construction and development	(63,358)	(30,149)	(102,431)	(48,139)
Real estate mortgage:
One-to-four family residential loans	(10,893)	(23,041)	(35,525)	(51,818)
Multi-family residential loans	(1,760)	(304)	(4,458)	(304)
Commercial real estate loans	(9,387)	(3,159)	(24,470)	(6,851)
Consumer and installment	(146)	(322)	(515)	(566)
Total loans charged-off	(99,407)	(84,220)	(187,789)	(159,034)
Recoveries of loans previously charged-off:
Commercial financial and agricultural	5,695	1,786	32,964	2,442
Real estate construction and development	804	215	2,030	666
Real estate mortgage:
One-to-four family residential loans	1,400	695	2,621	1,842
Multi-family residential loans	—	—	—	—
Commercial real estate loans	384	240	821	1,061
Consumer and installment	93	50	195	126
Recoveries of loans previously charged-off	8,376	2,986	38,631	6,137
Net loans charged-off	(91,031)	(81,234)	(149,158)	(152,897)
Provision for loan losses	83,000	112,000	125,000	220,000
Balance, end of period	$241,969	287,317	241,969	287,317
Our net loan charge-offs were $91.0 million and $149.2 million for the three and six months ended June 30, 2010, respectively, compared to $81.2 million and $152.9 million for the comparable periods in 2009. Our annualized net loan charge-offs as a percentage of average loans was 4.96% for the six months ended June 30, 2010, compared to 3.99% for the six months ended June 30, 2009.

We attribute the net increase in our net loan charge-offs for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and net decrease in our net loan charge-offs for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 to the following:

➢
Net loan charge-offs of $8.2 million and net recoveries of $12.6 million recorded for the three and six months ended June 30, 2010, respectively, associated with our commercial, financial and agricultural portfolio, compared to net loan charge-offs of $25.5 million and $48.9 million for the comparable periods in 2009. Specifically in this portfolio, during the first quarter of 2010, we recorded a $25.0 million recovery on a single credit whereby we had previously recorded aggregate charge-offs of $30.0 million during 2009 on the same credit, or $10.0 million in the first quarter of 2009 and $20.0 million in the third quarter of 2009. During the six months ended June 30, 2009, we recorded a $10.7 million loan charge-off on a single credit in our Northern California market area in the second quarter of 2009, a $10.0 million charge-off on the single credit as discussed above in the first quarter of 2009 and a $15.5 million charge-off on a single credit in our FBBC subsidiary, of which $10.5 million was recorded in the first quarter of 2009 and $5.0 million was recorded in the second quarter of 2009;

➢
Net loan charge-offs of $62.6 million and $100.4 million recorded for the three and six months ended June 30, 2010, respectively, associated with our real estate construction and development portfolio, compared to $29.9 million and $47.5 million for the comparable periods in 2009. Net loan charge-offs for the three months ended June 30, 2010 included charge-offs of $24.5 million and $11.5 million on two credit relationships in our Southern California region. We continue to experience significant distress and unstable market conditions throughout our market areas, resulting in higher developer inventories, slower lot and home sales and significantly declining real estate values;

➢
Net loan charge-offs of $9.5 million and $32.9 million recorded for the three and six months ended June 30, 2010, respectively, associated with our one-to-four family residential loan portfolio, compared to $22.3 million and $50.0 million for the comparable periods in 2009. These net loan charge-offs primarily consist of $398,000 and $7.6 million for the three and six months ended June 30, 2010, respectively, associated with our one-to-four family residential mortgage portfolio generated by our Mortgage Division, excluding Florida, compared to $12.5 million and $23.2 million for the comparable periods in 2009, and $5.0 million and $17.4 million for the three and six months ended June 30, 2010, respectively, associated with our Florida one-to-four family residential portfolio, compared to $6.8 million and $20.8 million for the comparable periods in 2009;

➢
Net loan charge-offs of $1.8 million and $4.5 million recorded for the three and six months ended June 30, 2010, respectively, associated with our multi-family residential real estate portfolio, compared to $304,000 for the comparable periods in 2009; and

➢
Net loan charge-offs of $9.0 million and $23.6 million recorded for the three and six months ended June 30, 2010, respectively, associated with our commercial real estate portfolio, compared to $2.9 million and $5.8 million for the comparable periods in 2009, reflecting declining market conditions in commercial real estate, in particular our non-owner occupied commercial real estate portfolio.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / subsidiary for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$398	12,481	7,632	23,188
Florida	6,317	15,124	22,566	34,980
Northern California	3,359	17,729	7,285	21,771
Southern California	42,818	6,619	33,511	23,892
Chicago	13,115	13,797	24,766	18,174
Missouri	9,895	2,035	32,828	2,440
Texas	8,157	1,025	9,015	3,922
First Bank Business Capital, Inc.	—	8,225	500	18,695
Northern and Southern Illinois	2,512	1,591	2,978	2,384
Other	4,460	2,608	8,077	3,451
Total net loan charge-offs	$91,031	81,234	149,158	152,897

The decrease in net loan charge-offs in our Mortgage Division, excluding Florida, and our Florida region for the three and six months ended June 30, 2010, as compared to 2009, is primarily due to a lower level of net charge-offs on one-to-four family residential loans as discussed above. The decrease in net loan charge-offs in our Northern California region for the three and six months ended June 30, 2010, as compared to 2009, is primarily due to a $10.7 million loan charge-off on a single commercial and industrial credit relationship as discussed above. The increase in net loan charge-offs of $36.2 million in our Southern California region for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to charge-offs of $24.5 million and $11.5 million on two real estate construction and development credit relationships. Net loan charge-offs in our Southern California region for the six months ended June 30, 2010 were also impacted by a $25.0 million recovery recorded during the first quarter of 2010 on a commercial and industrial loan. The increase in net charge-offs of $30.4 million in our Missouri region for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, is primarily attributable to charge-offs of $9.7 million and $3.5 million on two real estate construction and development loans and a charge-off of $3.7 million on a commercial real estate loan, in addition to other factors. The decrease in net charge-offs of $18.2 million in our FBBC subsidiary for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, is primarily attributable to a charge-off of $15.5 million on a single credit in this portfolio recorded during the six months ended June 30, 2009.

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

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings before provision for loan losses. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, including certificates issued through the CDARS program, selling securities under agreements to repurchase and utilizing borrowings from the FHLB, the FRB and other borrowings. The aggregate funds acquired from these sources were $1.50 billion and $1.70 billion at June 30, 2010 and December 31, 2009, respectively.

The following table presents the maturity structure of these other sources of funds, which consist of certificates of deposit of $100,000 or more and other borrowings, at June 30, 2010:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)

Three months or less	$239,327	57,488	296,815
Over three months through six months	210,237	—	210,237
Over six months through twelve months	316,421	100,000	416,421
Over twelve months	158,067	420,000	578,067
Total	$924,052	577,488	1,501,540

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at June 30, 2010 or December 31, 2009.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $164.7 million and $353.1 million at June 30, 2010 and December 31, 2009, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. We had FHLB advances outstanding of $400.0 million and $600.0 million at June 30, 2010 and December 31, 2009, respectively. Standby letters of credit issued by the FHLB on First Bank’s behalf were $54.8 million and $81.1 million at June 30, 2010 and December 31, 2009, respectively. In March 2010, funds available from short-term investments were utilized to prepay two $100.0 million FHLB advances that were scheduled to mature in April 2010 and July 2010, resulting in prepayment penalties of $281,000, in aggregate.

Our cash and cash equivalents decreased $1.05 billion to $1.46 billion at June 30 2010, compared to $2.52 billion at December 31, 2009. Our loan-to-deposit ratio decreased to 81.9% at June 30, 2010 from 93.5% at December 31, 2009. The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our Chicago Region on February 19, 2010, resulting in a cash payment of approximately $832.5 million;
➢	The sale of our Texas Region on April 30, 2010, resulting in a cash payment of approximately $352.9 million;
➢	The sale of our Lawrenceville Branch on January 22, 2010 resulting in a cash payment of $8.3 million;
➢	A net increase in our investment securities portfolio of $453.9 million during the first six months of 2010;
➢	A decrease in deposit balances of $86.0 million, excluding the impact of the divestitures of the Chicago and Texas Regions and the Lawrenceville Branch; and
➢	The prepayment of $200.0 million of FHLB advances in March 2010 as discussed above.

These decreases in cash and cash equivalents were partially offset by:

➢
A decrease in loans of $737.8 million, exclusive of net loan charge-offs, transfers to other real estate and the impact of the divestitures of the Chicago and Texas Regions and the Lawrenceville Branch;

➢	The termination of a BOLI policy in January 2010 resulting in the receipt of the cash proceeds from the surrender of the policy of $19.2 million; and
➢	Sales of other real estate properties resulting in the receipt of cash proceeds from these sales of approximately $46.5 million.

We supplemented our overall liquidity position during 2009 and 2010 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “—Recent Developments – Capital Plan,” including the sale of our Chicago Region on February 19, 2010 and the sale of our Texas Region on April 30, 2010, which resulted in an aggregate cash payment of approximately $1.19 billion. The announced sale of our Northern Illinois Region, which we expect to complete in the third quarter of 2010, is expected to result in a cash payment of approximately $194.0 million.

We are actively increasing our unpledged investment securities portfolio in an effort to increase our net interest income and available liquidity. Our unpledged investment securities were $631.3 million at June 30, 2010, compared to $136.5 million at December 31, 2009. We also continue to explore opportunities to increase eligible collateral at the FHLB to maximize our overall borrowing capacity.

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

We have entered into long-term leasing arrangements and other commitments and contractual obligations to support our ongoing operating activities. The required payments under such leasing arrangements, commitments and other obligations at June 30, 2010 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total(1)
	(dollars expressed in thousands)

Operating leases (2)	$12,985	19,495	11,511	32,658	76,649
Certificates of deposit (3)	1,964,208	403,803	14,405	89	2,382,505
Other borrowings (3)	157,488	320,000	—	100,000	577,488
Subordinated debentures (4)	—	—	—	353,943	353,943
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	737	377	59	4	1,177
Total	$2,135,418	743,675	25,975	796,864	3,701,932
_________________________
(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $3.6 million and related accrued interest expense of $1.3 million for which the timing of payment of such liabilities cannot be reasonably estimated as of June 30, 2010.

(2)
Amounts exclude operating leases associated with discontinued operations of $483,000, $958,000, $433,000 and $185,000 for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $2.1 million.

(3)	Amounts exclude the related interest expense accrued on these obligations as of June 30, 2010.
(4)
Amounts exclude the accrued interest expense on subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $12.9 million and $16.5 million, respectively, as of June 30, 2010. As further described under “—Recent Developments – Regulatory Matters,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

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

In January 2010, the FASB issued ASU No. 2010-06 – Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of Subtopic 820-10, providing additional disclosures for transfers in and out of Levels I and II and for activity in Level III and clarifies certain other existing disclosure requirements including the level of disaggregation and disclosures around inputs and valuation techniques. The final amendments of this ASU will be effective for annual or interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. This requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The amended ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We implemented the disclosure requirements under this ASU on January 1, 2010, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which are reported in Note 15 to our consolidated financial statements. The implementation of the new disclosure requirements did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 – Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. We are currently evaluating the disclosure requirements under this ASU and the impact on our consolidated financial statements and the disclosures presented in our consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2009, our risk management program’s simulation model indicated a loss of projected net interest income should interest rates decline. We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicated a pre-tax projected loss of approximately 6.8% of net interest income, based on assets and liabilities at December 31, 2009. At June 30, 2010, we remain in an “asset-sensitive” position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

Our asset-sensitive position, coupled with the effect of cuts in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the increased level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future, as reflected in our net interest margin for the three and six months ended June 30, 2010, as compared to the same periods in 2009, and further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

Item 1A – Risk Factors

In addition to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009,  we have identified the following additional risk factor, described below, that readers of this Quarterly Report on Form 10-Q should consider in conjunction with the other information included in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto appearing elsewhere in this report:

➢
A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new Federal Bureau of Consumer Financial Protection, or the BCFP, and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact our results of operations, financial condition and/or liquidity.

Item 6 – Exhibits

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer – furnished herewith.

32.2	Section 1350 Certifications of Chief Financial Officer – furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2010

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)