Form 10-Q
period 2010-09-30
FIRST BANKS, INC
filed 2010-11-12
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☐ Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2010

Common Stock, $250.00 par value	23,661

First Banks, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

First Banks, Inc.

Consolidated Balance Sheets – (Unaudited)
 (dollars expressed in thousands, except share and per share data)

	September 30, 2010	December 31, 2009

ASSETS
Cash and cash equivalents:
Cash and due from banks	$100,930	143,731
Short-term investments	1,012,500	2,372,520
Total cash and cash equivalents	1,113,430	2,516,251
Investment securities:
Available for sale	1,313,753	527,332
Held to maturity (fair value of $13,359 and $15,258, respectively)	12,153	14,225
Total investment securities	1,325,906	541,557
Loans:
Commercial, financial and agricultural	1,172,531	1,692,922
Real estate construction and development	697,458	1,052,922
Real estate mortgage	3,111,399	3,771,582
Consumer and installment	40,853	56,029
Loans held for sale	51,027	42,684
Total loans	5,073,268	6,616,139
Unearned discount	(5,882)	(7,846)
Allowance for loan losses	(226,051)	(266,448)
Net loans	4,841,335	6,341,845
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	40,211	65,076
Bank premises and equipment, net	165,123	178,302
Goodwill and other intangible assets	131,942	144,439
Bank-owned life insurance	—	26,372
Deferred income taxes	24,398	24,700
Other real estate	170,659	125,226
Other assets	74,112	83,197
Assets held for sale	—	16,975
Assets of discontinued operations	—	518,056
Total assets	$7,887,116	10,581,996

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,155,016	1,270,276
Interest-bearing demand	931,453	914,020
Savings and money market	2,193,875	2,260,869
Time deposits of $100 or more	899,449	931,151
Other time deposits	1,460,108	1,687,657
Total deposits	6,639,901	7,063,973
Other borrowings	367,615	767,494
Subordinated debentures	353,962	353,905
Deferred income taxes	32,270	32,572
Accrued expenses and other liabilities	99,694	87,027
Liabilities held for sale	—	24,381
Liabilities of discontinued operations	—	1,730,264
Total liabilities	7,493,442	10,059,616

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	283,885	281,356
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained (deficit) earnings	(64,236)	91,271
Accumulated other comprehensive income (loss)	22,890	(2,464)
Total First Banks, Inc. stockholders’ equity	291,340	418,964
Noncontrolling interest in subsidiaries	102,334	103,416
Total stockholders’ equity	393,674	522,380
Total liabilities and stockholders’ equity	$7,887,116	10,581,996

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Operations – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$70,265	91,937	223,455	287,392
Investment securities	6,862	6,121	18,566	19,845
Federal Reserve Bank and Federal Home Loan Bank stock	466	629	1,542	1,573
Short-term investments	841	765	2,847	1,669
Total interest income	78,434	99,452	246,410	310,479
Interest expense:
Deposits:
Interest-bearing demand	347	395	1,084	1,169
Savings and money market	3,686	5,395	11,738	18,833
Time deposits of $100 or more	4,044	6,076	12,592	19,989
Other time deposits	6,507	11,209	20,777	36,692
Other borrowings	1,251	2,851	7,194	6,849
Notes payable	—	—	—	37
Subordinated debentures	3,410	3,555	9,710	12,365
Total interest expense	19,245	29,481	63,095	95,934
Net interest income	59,189	69,971	183,315	214,545
Provision for loan losses	37,000	107,000	162,000	327,000
Net interest income (loss) after provision for loan losses	22,189	(37,029)	21,315	(112,455)
Noninterest income:
Service charges on deposit accounts and customer service fees	11,239	11,411	32,537	32,794
Gain on loans sold and held for sale	4,081	2,193	7,321	9,562
Net (loss) gain on investment securities	(2)	3,095	553	4,279
Bank-owned life insurance investment income	25	84	120	646
Net loss on derivative instruments	(849)	(4,838)	(2,939)	(4,437)
Decrease in fair value of servicing rights	(3,375)	(684)	(6,239)	(2,386)
Loan servicing fees	2,184	2,163	6,742	6,413
Other	3,957	1,800	15,302	9,418
Total noninterest income	17,260	15,224	53,397	56,289
Noninterest expense:
Salaries and employee benefits	22,913	22,563	66,687	68,622
Occupancy, net of rental income	7,278	6,956	21,590	20,640
Furniture and equipment	3,504	3,936	11,090	12,066
Postage, printing and supplies	753	1,019	2,715	3,315
Information technology fees	6,786	7,505	21,182	23,497
Legal, examination and professional fees	3,382	2,974	9,778	8,890
Amortization of intangible assets	829	989	2,613	3,022
Advertising and business development	261	320	949	1,495
FDIC insurance	5,883	4,015	16,846	14,838
Write-downs and expenses on other real estate	14,439	3,911	31,945	11,414
Other	22,812	8,019	36,344	20,950
Total noninterest expense	88,840	62,207	221,739	188,749
Loss from continuing operations before provision for income taxes	(49,391)	(84,012)	(147,027)	(244,915)
Provision for income taxes	5,193	58	5,346	2,487
Net loss from continuing operations, net of tax	(54,584)	(84,070)	(152,373)	(247,402)
Income (loss) from discontinued operations, net of tax	6,155	(8,387)	10,963	(32,607)
Net loss	(48,429)	(92,457)	(141,410)	(280,009)
Less: net loss attributable to noncontrolling interest in subsidiaries	(618)	(1,380)	(1,082)	(6,207)
Net loss attributable to First Banks, Inc.	$(47,811)	(91,077)	(140,328)	(273,802)
Preferred stock dividends declared and undeclared	4,272	4,052	12,650	12,430
Accretion of discount of preferred stock	853	832	2,529	2,467
Net loss available to common stockholders	$(52,936)	(95,961)	(155,507)	(288,699)

Basic and diluted loss per common share from continuing operations	$(2,497.39)	(3,701.20)	(7,035.64)	(10,823.38)
Basic and diluted income (loss) per common share from discontinued operations	$260.13	(354.46)	463.34	(1,378.09)
Basic and diluted loss per common share	$(2,237.26)	(4,055.66)	(6,572.30)	(12,201.47)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss) – (Unaudited)

 Nine Months Ended September 30, 2010 and Year Ended December 31, 2009
(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accu-mulated Other Compre-hensive Income (Loss)	Non-controlling Interest	Total Stock-holders’ Equity

Balance, December 31, 2008	$308,463	5,915	9,685	536,714	6,195	129,383	996,355
Comprehensive loss:
Net loss	—	—	—	(427,621)	—	(21,315)	(448,936)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	5,874	—	5,874
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(5,004)	—	(5,004)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(5,755)	—	(5,755)
Pension liability adjustment, net of tax	—	—	—	—	(664)	—	(664)
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	(3,110)	—	(3,110)
Total comprehensive loss							(457,595)
Purchase of noncontrolling interest in SBLS LLC	—	—	2,795	—	—	(4,652)	(1,857)
Accretion of discount on preferred stock	3,299	—	—	(3,299)	—	—	—
Preferred stock dividends declared	—	—	—	(14,523)	—	—	(14,523)
Balance, December 31, 2009	311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Comprehensive loss:
Net loss	—	—	—	(140,328)	—	(1,082)	(141,410)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	15,926	—	15,926
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(359)	—	(359)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(3,734)	—	(3,734)
Pension liability adjustment, net of tax	—	—	—	—	193	—	193
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	13,328	—	13,328
Total comprehensive loss							(116,056)
Accretion of discount on preferred stock	2,529	—	—	(2,529)	—	—	—
Preferred stock dividends declared	—	—	—	(12,650)	—	—	(12,650)
Balance, September 30, 2010	$314,291	5,915	12,480	(64,236)	22,890	102,334	393,674

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Cash Flows – (Unaudited)
(dollars expressed in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(140,328)	(273,802)
Net loss attributable to noncontrolling interest in subsidiaries	(1,082)	(6,207)
Less: net income (loss) from discontinued operations	10,963	(32,607)
Net loss from continuing operations	(152,373)	(247,402)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	13,580	13,866
Amortization of intangible assets	2,613	3,022
Originations of loans held for sale	(244,475)	(469,061)
Proceeds from sales of loans held for sale	238,984	479,010
Payments received on loans held for sale	452	1,697
Provision for loan losses	162,000	327,000
Provision for current income taxes	6,493	109
Benefit for deferred income taxes	(58,609)	(73,313)
Increase in deferred tax asset valuation allowance	57,462	75,691
Decrease in accrued interest receivable	3,452	3,905
Increase (decrease) in accrued interest payable	3,145	(1,427)
Decrease in current income taxes receivable	2,484	62,050
Gain on loans sold and held for sale	(7,321)	(9,562)
Net gain on investment securities	(553)	(4,279)
Net loss on derivative instruments	2,939	4,437
Decrease in fair value of servicing rights	6,239	2,386
Write-downs on other real estate	23,596	1,536
Other operating activities, net	3,284	(2,101)
Net cash provided by operating activities – continuing operations	63,392	167,564
Net effect of discontinued operations	267	(24,797)
Net cash provided by operating activities	63,659	142,767

Cash flows from investing activities:
Cash paid for sale of branches, net of cash and cash equivalents sold	(8,408)	—
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(1,400,472)	—
Proceeds from sales of investment securities available for sale	20,103	311,776
Proceeds from sales of investment securities held to maturity	682	—
Maturities of investment securities available for sale	132,696	606,716
Maturities of investment securities held to maturity	1,420	3,234
Purchases of investment securities available for sale	(924,654)	(974,403)
Redemptions of Federal Home Loan Bank and Federal Reserve Bank stock	24,978	4,742
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(113)	(23,666)
Proceeds from sales of commercial loans held for sale	34,109	1,366
Net decrease in loans	973,000	466,674
Recoveries of loans previously charged-off	44,006	9,936
Purchases of bank premises and equipment	(2,502)	(12,775)
Net proceeds from sales of other real estate owned	63,446	48,503
Proceeds from termination of bank-owned life insurance	25,957	90,578
Other investing activities, net	2,683	(6,920)
Net cash (used in) provided by investing activities – continuing operations	(1,013,069)	525,761
Net effect of discontinued operations	35,795	(58,153)
Net cash (used in) provided by investing activities	(977,274)	467,608

First Banks, Inc.

Consolidated Statements of Cash Flows (Continued) – (Unaudited)
(dollars expressed in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from financing activities:
Increase in demand, savings and money market deposits	20,700	225,290
Decrease in time deposits	(57,569)	(208,636)
Repayments of Federal Reserve Bank advances	—	(100,000)
Advances drawn on Federal Home Loan Bank	—	600,000
Repayments of Federal Home Loan Bank advances	(400,000)	(200,052)
Increase (decrease) in securities sold under agreements to repurchase	878	(51,450)
Payment of preferred stock dividends	—	(6,365)
Net cash (used in) provided by financing activities – continuing operations	(435,991)	258,787
Net effect of discontinued operations	(55,069)	(63,497)
Net cash (used in) provided by financing activities	(491,060)	195,290
Net (decrease) increase in cash and cash equivalents	(1,404,675)	805,665
Cash and cash equivalents, beginning of period	2,518,105	842,316
Cash and cash equivalents, end of period	$1,113,430	1,647,981

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$59,946	97,361
Income taxes	(1,916)	(61,858)
Noncash investing and financing activities:
Loans transferred to other real estate	$131,014	127,189

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2009 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; and HVIIHC, Inc. All of the subsidiaries are wholly owned as of September 30, 2010, except FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as further described in Note 8 to the consolidated financial statements. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank. As such, effective April 30, 2009, First Bank owned 100.0% of SBLS LLC, as further described in Note 8 to the consolidated financial statements. FB Holdings and SBLS LLC (prior to its acquisition by First Bank on April 30, 2009, as discussed above) are included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net loss attributable to noncontrolling interest in subsidiaries” in the consolidated statements of operations.

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

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. As of the date of this filing, the Company and First Bank have provided progress reports and other reports, as required under the Agreement. It is likely that the Company and First Bank may receive additional requests from the FRB regarding compliance with the Agreement.  Management intends to respond promptly to any such requests. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

The description of the Agreement above represents a summary and is qualified in its entirety by the full text of the Agreement which is incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission (SEC) on March 25, 2010.

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

First Bank, under its informal agreement with the MDOF, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.86% at September 30, 2010.

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. The terms of the junior subordinated notes and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty; however, the Company continues to accrue interest on its subordinated debentures in its consolidated financial statements. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to the consolidated financial statements. In conjunction with this election, the Company suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C and Class D preferred stock.

Capital Plan. As further described in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan,” on August 10, 2009, the Company announced the adoption of a Capital Optimization Plan (Capital Plan) designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. The Capital Plan was adopted in order to, among other things, preserve and enhance the Company’s risk-based capital in the current economic downturn.

The successful completion of all or any portion of the Capital Plan is not assured, and no assurance can be made that the Capital Plan will not be materially modified in the future. The decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on the Company’s financial condition and results of operations. If the Company is not able to complete substantially all of the Capital Plan, its business, financial condition, including regulatory capital ratios, and results of operations may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened.

Note 2 – Discontinued Operations and Assets and Liabilities Held for Sale

Discontinued Operations.  Northern Illinois Region. In the second quarter of 2010, First Bank entered into two Branch Purchase and Assumption Agreements that provided for the sale of certain assets and the transfer of certain liabilities associated with 11 of First Bank’s branch banking offices in Northern and Central Illinois, as further described below.

On June 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Springfield that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s branch banking office located in Jacksonville, Illinois (Jacksonville Branch) to Bank of Springfield. The transaction was completed on September 24, 2010. Under the terms of the agreement, Bank of Springfield assumed approximately $28.9 million of deposits associated with the Jacksonville Branch, including certain commercial deposit relationships, for a premium of approximately 4.00%, or $1.2 million. Bank of Springfield also purchased approximately $2.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with the Jacksonville Branch.

On May 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with First Mid-Illinois Bank & Trust, N.A. (First Mid-Illinois) that provided for the sale of certain assets and the transfer of certain liabilities associated with 10 of First Bank’s retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois. The transaction was completed on September 10, 2010. Under the terms of the agreement, First Mid-Illinois assumed approximately $336.0 million of deposits, including certain commercial deposit relationships, for a premium of approximately 4.77%, or $15.6 million. First Mid-Illinois also purchased approximately $135.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches.

The 11 branches in the transactions with Bank of Springfield and First Mid-Illinois are collectively defined as the Northern Illinois Region, or Northern Illinois. The transactions, in the aggregate, resulted in a gain of approximately $6.4 million, net of a reduction in goodwill and intangible assets of $9.7 million allocated to the Northern Illinois Region, during the third quarter of 2010.

The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold in the Northern Illinois Region for the three and nine months ended September 30, 2010 and 2009. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of the Company’s Capital Plan to preserve risk-based capital during the current economic downturn. See further discussion of the Company’s Capital Plan under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan.”

Missouri Valley Partners, Inc. On March 5, 2010, First Bank entered into a Stock Purchase Letter Agreement that provided for the sale of First Bank’s subsidiary, Missouri Valley Partners, Inc. (MVP) to Stifel Financial Corp. The transaction was completed on April 15, 2010. Under the terms of the agreement, First Bank sold all of the capital stock of MVP for a purchase price of $515,000. The transaction resulted in a loss of approximately $156,000 during the second quarter of 2010. The Company applied discontinued operations accounting to MVP as of December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. MVP was previously reported in the First Bank segment and was sold as part of the Company’s Capital Plan.

Texas Region. On February 8, 2010, First Bank entered into a Purchase and Assumption Agreement with Prosperity Bank (Prosperity), headquartered in Houston, Texas, that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas franchise (Texas Region) to Prosperity. The transaction was completed on April 30, 2010. Under the terms of the agreement, Prosperity assumed substantially all of the deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, which totaled approximately $492.2 million, for a premium of approximately 5.50%, or $26.9 million. Prosperity also purchased approximately $96.7 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Texas Region. The transaction resulted in a gain of approximately $5.0 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to the Texas Region, during the second quarter of 2010. The Company applied discontinued operations accounting to the assets and liabilities being sold in the Texas Region as of December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of the Company’s Capital Plan.

Universal Premium Acceptance Corporation. On December 3, 2009, First Bank and Universal Premium Acceptance Corporation, predecessor to WIUS, Inc. and its wholly owned subsidiary, WIUS of California, Inc. (collectively, WIUS), entered into a Purchase and Sale Agreement that provided for the sale of certain assets and the transfer of certain liabilities of WIUS to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc. (collectively, PFS). Under the terms of the agreement, PFS purchased approximately $141.3 million in loans as well as certain other assets, including premises and equipment, associated with WIUS. PFS also assumed certain other liabilities associated with WIUS. With the exception of the subsequent sale of approximately $1.5 million of additional loans to PFS on February 26, 2010, the transaction was completed on December 31, 2009, and resulted in a loss of approximately $13.1 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to WIUS, during the fourth quarter of 2009. On August 31, 2010, First Bank sold all of the capital stock of WIUS to an unrelated third party for a purchase price of approximately $100,000, which resulted in a gain of approximately $38,000. The Company applied discontinued operations accounting to WIUS as of December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. WIUS, which was previously reported in the First Bank segment, was sold as part of the Company’s Capital Plan.

Chicago Region. On November 11, 2009, First Bank entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago franchise (Chicago Region) to FirstMerit Bank, N.A. (FirstMerit). The transaction was completed on February 19, 2010. Under the terms of the agreement, FirstMerit assumed substantially all of the deposits associated with First Bank’s 24 Chicago retail branches, including certain commercial deposit relationships, which totaled $1.20 billion, for a premium of approximately 3.50%, or $42.1 million. FirstMerit also purchased $301.2 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago Region. The transaction resulted in a gain of approximately $8.4 million, net of a reduction in goodwill and intangible assets of $26.3 million allocated to the Chicago Region, during the first quarter of 2010. The Company applied discontinued operations accounting to the assets and liabilities being sold in the Chicago Region as of December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of the Company’s Capital Plan.

Adrian N. Baker & Company. On September 18, 2009, First Bank and Adrian N. Baker & Company signed a Stock Purchase Agreement that provided for the sale of First Bank’s subsidiary, ANB, to AHM Corporation Holdings, Inc. (AHM). Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of approximately $14.3 million. The sale of ANB was completed on September 30, 2009 and resulted in a gain of approximately $120,000, net of a reduction in goodwill and intangible assets of $13.0 million allocated to ANB. The Company applied discontinued operations accounting to ANB for the three and nine months ended September 30, 2009. ANB, which was previously reported in the First Bank segment, was sold as part of the Company’s Capital Plan.

Assets and liabilities of discontinued operations at December 31, 2009 were as follows:

	December 31, 2009
	Chicago	Texas	WIUS	Total
	(dollars expressed in thousands)

Cash and due from banks	$3,759	5,131	—	8,890
Loans:
Commercial, financial and agricultural	77,574	57,075	1,502	136,151
Real estate construction and development	—	4,352	—	4,352
Residential real estate	36,594	4,264	—	40,858
Multi-family residential	5,497	1,065	—	6,562
Commercial real estate	188,978	36,029	—	225,007
Consumer and installment, net of unearned discount	2,700	615	—	3,315
Total loans	311,343	103,400	1,502	416,245
Bank premises and equipment, net	26,497	18,534	—	45,031
Goodwill and other intangible assets	26,273	19,962	—	46,235
Other assets	947	708	—	1,655
Assets of discontinued operations	$368,819	147,735	1,502	518,056

Deposits:
Noninterest-bearing demand	$92,513	87,064	—	179,577
Interest-bearing demand	47,778	50,508	—	98,286
Savings and money market	387,941	167,783	—	555,724
Time deposits of $100 or more	225,635	91,779	—	317,414
Other time deposits	465,541	100,661	—	566,202
Total deposits	1,219,408	497,795	—	1,717,203
Other borrowings	2,605	6,942	—	9,547
Accrued expenses and other liabilities	2,589	925	—	3,514
Liabilities of discontinued operations	$1,224,602	505,662	—	1,730,264

Income from discontinued operations, net of tax, for the three months ended September 30, 2010 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)

Interest income:
Interest and fees on loans	$1,711	—	—	—	—	1,711
Total interest income	1,711	—	—	—	—	1,711
Interest expense:
Interest on deposits	880	—	—	—	—	880
Other borrowings	—	—	—	(10)	—	(10)
Total interest expense	880	—	—	(10)	—	870
Net interest income	831	—	—	10	—	841
Provision for loan losses	—	—	—	—	—	—
Net interest income after provision for loan losses	831	—	—	10	—	841
Noninterest income:
Service charges and customer service fees	509	—	—	—	—	509
Other	11	—	—	—	—	11
Total noninterest income	520	—	—	—	—	520
Noninterest expense:
Salaries and employee benefits	1,019	—	—	—	—	1,019
Occupancy, net of rental income	270	—	—	—	—	270
Furniture and equipment	73	—	—	—	—	73
Legal, examination and professional fees	12	—	—	(36)	—	(24)
FDIC insurance	295	—	—	—	—	295
Other	144	—	—	—	—	144
Total noninterest expense	1,813	—	—	(36)	—	1,777
(Loss) income from operations of discontinued operations	(462)	—	—	46	—	(416)
Net gain on sale of discontinued operations	6,375	1	—	38	—	6,414
Benefit for income taxes	—	—	—	(157)	—	(157)
Net income from discontinued operations, net of tax	$5,913	1	—	241	—	6,155

Loss from discontinued operations, net of tax, for the three months ended September 30, 2009 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	ANB	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$2,540	4,586	1,427	5,197	—	—	13,750
Total interest income	2,540	4,586	1,427	5,197	—	—	13,750
Interest expense:
Interest on deposits	1,840	6,516	1,979	—	—	—	10,335
Other borrowings	2	2	3	4	—	—	11
Total interest expense	1,842	6,518	1,982	4	—	—	10,346
Net interest income (loss)	698	(1,932)	(555)	5,193	—	—	3,404
Provision for loan losses	—	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	698	(1,932)	(555)	5,193	—	—	3,404
Noninterest income:
Service charges and customer service fees	684	1,107	1,137	209	—	—	3,137
Gain on loans sold and held for sale	—	—	62	—	—	—	62
Investment management income	—	—	—	—	599	—	599
Insurance fee and commission income	—	—	—	—	—	1,671	1,671
Loan servicing fees	—	2	93	—	—	—	95
Other	12	100	29	1	—	—	142
Total noninterest income	696	1,209	1,321	210	599	1,671	5,706
Noninterest expense:
Salaries and employee benefits	902	2,506	2,023	1,387	710	1,026	8,554
Occupancy, net of rental income	352	995	978	76	51	102	2,554
Furniture and equipment	113	269	258	313	19	18	990
Legal, examination and professional fees	15	125	73	611	113	142	1,079
Amortization of intangible assets	121	283	540	302	—	72	1,318
FDIC insurance	313	601	290	—	—	—	1,204
Other	192	460	1,001	507	30	135	2,325
Total noninterest expense	2,008	5,239	5,163	3,196	923	1,495	18,024
(Loss) income from operations of discontinued operations	(614)	(5,962)	(4,397)	2,207	(324)	176	(8,914)
Net gain on sale of discontinued operations	—	—	—	—	—	527	527
Provision for income taxes	—	—	—	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(614)	(5,962)	(4,397)	2,207	(324)	703	(8,387)

Income from discontinued operations, net of tax, for the nine months ended September 30, 2010 was as follows:

	Northern Illinois
		Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)

Interest income:
Interest and fees on loans	$6,459	2,391	1,816	33	—	10,699
Total interest income	6,459	2,391	1,816	33	—	10,699
Interest expense:
Interest on deposits	3,211	2,550	1,796	—	—	7,557
Other borrowings	—	—	3	(2)	—	1
Total interest expense	3,211	2,550	1,799	(2)	—	7,558
Net interest income (loss)	3,248	(159)	17	35	—	3,141
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after
provision for loan losses	3,248	(159)	17	35	—	3,141
Noninterest income:
Service charges and customer service fees	1,730	523	1,192	—	—	3,445
Investment management income	—	—	—	—	787	787
Loan servicing fees	—	—	101	—	—	101
Other	29	254	60	—	(1)	342
Total noninterest income	1,759	777	1,353	—	786	4,675
Noninterest expense:
Salaries and employee benefits	2,782	2,137	2,843	32	517	8,311
Occupancy, net of rental income	948	606	1,148	—	59	2,761
Furniture and equipment	277	178	345	—	17	817
Legal, examination and professional fees	36	123	111	153	115	538
Amortization of intangible assets	201	—	—	—	—	201
FDIC insurance	1,144	292	478	—	—	1,914
Other	521	424	860	184	29	2,018
Total noninterest expense	5,909	3,760	5,785	369	737	16,560
(Loss) income from operations of discontinued operations	(902)	(3,142)	(4,415)	(334)	49	(8,744)
Net gain (loss) on sale of discontinued operations	6,375	8,414	4,984	(67)	(156)	19,550
Benefit for income taxes	—	—	—	(157)	—	(157)
Net income (loss) from discontinued operations, net of tax	$5,473	5,272	569	(244)	(107)	10,963

Loss from discontinued operations, net of tax, for the nine months ended September 30, 2009 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	ANB	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$7,499	12,554	4,028	15,443	—	—	39,524
Total interest income	7,499	12,554	4,028	15,443	—	—	39,524
Interest expense:
Interest on deposits	5,950	21,695	6,410	—	—	—	34,055
Other borrowings	8	4	7	12	—	—	31
Total interest expense	5,958	21,699	6,417	12	—	—	34,086
Net interest income (loss)	1,541	(9,145)	(2,389)	15,431	—	—	5,438
Provision for loan losses	—	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	1,541	(9,145)	(2,389)	15,431	—	—	5,438
Noninterest income:
Service charges and customer service fees	1,932	3,117	3,344	584	—	—	8,977
Gain on loans sold and held for sale	—	—	163	—	—	—	163
Investment management income	—	—	—	—	1,657	—	1,657
Insurance fee and commission income	—	—	—	—	—	5,828	5,828
Loan servicing fees	—	6	276	—	—	—	282
Other	45	248	86	11	1	5	396
Total noninterest income	1,977	3,371	3,869	595	1,658	5,833	17,303
Noninterest expense:
Salaries and employee benefits	2,909	7,778	6,239	4,485	2,078	3,132	26,621
Occupancy, net of rental income	1,060	3,066	3,032	239	148	325	7,870
Furniture and equipment	353	840	835	947	55	50	3,080
Legal, examination and professional fees	44	358	229	1,850	326	542	3,349
Amortization of intangible assets	362	849	1,619	905	—	216	3,951
FDIC insurance	1,164	2,238	1,082	—	—	—	4,484
Other	577	1,446	2,352	1,539	112	465	6,491
Total noninterest expense	6,469	16,575	15,388	9,965	2,719	4,730	55,846
(Loss) income from operations of discontinued operations	(2,951)	(22,349)	(13,908)	6,061	(1,061)	1,103	(33,105)
Net gain on sale of discontinued operations	—	—	—	—	—	527	527
Provision for income taxes	—	—	—	27	—	2	29
Net (loss) income from discontinued operations, net of tax	$(2,951)	(22,349)	(13,908)	6,034	(1,061)	1,628	(32,607)

The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

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

Note 3 – Investments in Debt and Equity Securities

Securities Available for Sale.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2010 and December 31, 2009 were as follows:

	Maturity				Total	Gross Unrealized			Weighted
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Amortized Cost	Gains	Losses	Fair Value	Average Yield
	(dollars expressed in thousands)

September 30, 2010:
Carrying value:
U.S. Treasury	$—	101,623	—	—	101,623	377	—	102,000	0.73%
U.S. Government sponsored agencies	500	20,294	—	—	20,794	354	—	21,148	1.78
Residential mortgage-backed	313	6,585	4,639	1,129,612	1,141,149	24,336	(495)	1,164,990	2.68
Commercial mortgage-backed	—	—	974	—	974	56	—	1,030	4.19
State and political subdivisions	2,801	4,652	2,247	—	9,700	388	—	10,088	3.99
Equity investments	—	—	—	14,278	14,278	219	—	14,497	2.77
Total	$3,614	133,154	7,860	1,143,890	1,288,518	25,730	(495)	1,313,753	2.52
Fair value:
Debt securities	$3,668	134,344	8,247	1,152,997
Equity securities	—	—	—	14,497
Total	$3,668	134,344	8,247	1,167,494

Weighted average yield	4.18%	1.15%	4.26%	2.67%

December 31, 2009:
Carrying value:
U.S. Government sponsored agencies	$500	1,000	—	—	1,500	47	—	1,547	3.53%
Residential mortgage-backed	353	10,449	5,782	480,875	497,459	2,788	(1,899)	498,348	3.27
Commercial mortgage-backed	—	—	998	—	998	—	(13)	985	3.90
State and political subdivisions	1,857	6,177	3,778	—	11,812	366	(4)	12,174	4.14
Equity investments	—	—	—	14,278	14,278	—	—	14,278	2.76
Total	$2,710	17,626	10,558	495,153	526,047	3,201	(1,916)	527,332	3.28
Fair value:
Debt securities	$2,770	18,139	10,866	481,279
Equity securities	—	—	—	14,278
Total	$2,770	18,139	10,866	495,557

Weighted average yield	4.31%	4.06%	4.37%	3.22%

Securities Held to Maturity.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at September 30, 2010 and December 31, 2009 were as follows:

	Maturity				Total	Gross Unrealized			Weighted
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Amortized Cost	Gains	Losses	Fair Value	Average Yield
	(dollars expressed in thousands)

September 30, 2010:
Carrying value:
Residential mortgage-backed	$—	—	1,218	1,040	2,258	161	—	2,419	5.08%
Commercial mortgage-backed	—	6,468	—	—	6,468	692	—	7,160	5.34
State and political subdivisions	585	734	574	1,534	3,427	353	—	3,780	5.46
Total	$585	7,202	1,792	2,574	12,153	1,206	—	13,359	5.33
Fair value:
Debt securities	$590	7,939	1,931	2,899

Weighted average yield	4.48%	5.15%	4.70%	6.44%

December 31, 2009:
Carrying value:
Residential mortgage-backed	$—	—	1,695	2,170	3,865	210	—	4,075	5.60%
Commercial mortgage-backed	—	6,556	—	—	6,556	500	—	7,056	5.16
State and political subdivisions	891	736	644	1,533	3,804	323	—	4,127	5.26
Total	$891	7,292	2,339	3,703	14,225	1,033	—	15,258	5.31
Fair value:
Debt securities	$913	7,836	2,472	4,037

Weighted average yield	4.03%	5.00%	5.41%	6.17%

Proceeds from sales of available-for-sale investment securities were zero and $20.1 million for the three and nine months ended September 30, 2010, respectively, compared to $217.5 million and $311.8 million for the three and nine months ended September 30, 2009. In conjunction with the divestiture of its Texas Region, First Bank’s sold certain held-to-maturity investment securities during the second quarter of 2010 resulting in gross proceeds of $682,000. Gross realized gains and gross realized losses on investment securities for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Gross realized gains on sales of available-for-sale securities	$—	3,128	515	4,918
Gross realized losses on sales of available-for-sale securities	—	(33)	—	(654)
Gross realized gains on sales of held-to-maturity securities	—	—	41	—
Other-than-temporary impairment	(2)	—	(3)	—
Gross realized gains on calls	—	—	—	15
Net realized (losses) gains	$(2)	3,095	553	4,279

The Company recognized other-than-temporary impairment on available-for-sale equity securities of $2,000 and $3,000 in earnings for the three and nine months ended September 30, 2010, respectively. The Company did not recognize other-than-temporary impairment on available-for-sale equity securities for the three and nine months ended September 30, 2009.

Investment securities with a carrying value of approximately $313.9 million and $369.3 million at September 30, 2010 and December 31, 2009, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
September 30, 2010:
Available for sale:
Residential mortgage-backed	$113,330	(400)	525	(95)	113,855	(495)
Total	$113,330	(400)	525	(95)	113,855	(495)

December 31, 2009:
Available for sale:
Residential mortgage-backed	$257,250	(1,731)	726	(168)	257,976	(1,899)
Commercial mortgage-backed	837	(12)	148	(1)	985	(13)
State and political subdivisions	20	—	261	(4)	281	(4)
Total	$258,107	(1,743)	1,135	(173)	259,242	(1,916)

Mortgage-backed securities – The unrealized losses on investments in mortgage-backed securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell the debt securities and it is not more likely than not that First Bank will be required to sell the debt securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,172,531	1,692,922
Real estate construction and development	697,458	1,052,922
Real estate mortgage:
One-to-four family residential	1,096,935	1,279,166
Multi-family residential	174,187	223,044
Commercial real estate	1,840,277	2,269,372
Consumer and installment, net of unearned discount	34,971	48,183
Loans held for sale	51,027	42,684
Loans, net of unearned discount	$5,067,386	6,608,293

Changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$241,969	287,317	266,448	220,214
Allowance for loan losses allocated to loans sold	—	—	(321)	—
	241,969	287,317	266,127	220,214
Loans charged-off	(58,293)	(107,378)	(246,082)	(266,412)
Recoveries of loans previously charged-off	5,375	3,799	44,006	9,936
Net loans charged-off	(52,918)	(103,579)	(202,076)	(256,476)
Provision for loan losses	37,000	107,000	162,000	327,000
Balance, end of period	$226,051	290,738	226,051	290,738

The Company had $571.0 million and $745.4 million of impaired loans, consisting of loans on nonaccrual status of $471.8 million and $691.1 million and performing troubled debt restructurings of $99.2 million and $54.3 million, at September 30, 2010 and December 31, 2009, respectively. The allowance for loan losses includes an allocation for each impaired loan, with the exception of acquired impaired loans classified as nonaccrual loans, which are initially measured at fair value with no allocated allowance for loan losses. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $69.3 million and $83.4 million at September 30, 2010 and December 31, 2009, respectively.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $3.0 million and $672,000 at September 30, 2010, respectively, $5.9 million and $1.9 million at December 31, 2009, respectively, and $7.2 million and $2.4 million at September 30, 2009, respectively. Changes in the carrying amount of impaired loans acquired in acquisitions for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$940	3,041	1,945	9,997
Transfers to other real estate	(147)	(254)	(517)	(3,545)
Loans charged-off	(159)	(174)	(716)	(3,363)
Payments, settlements and disbursements	38	(227)	(40)	(703)
Balance, end of period	$672	2,386	672	2,386

There was no allowance for loan losses related to these loans as these loans were recorded at lower of cost or fair value at September 30, 2010 and December 31, 2009. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at September 30, 2010 and December 31, 2009. There were no impaired loans acquired during the three and nine months ended September 30, 2010 and 2009.

Note 5 – Goodwill And Other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars expressed in thousands)

Amortized intangible assets:
Core deposit intangibles (1)	$21,211	(17,236)	23,622	(16,150)

Unamortized intangible assets:
Goodwill (2)	$127,967		136,967
________________
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

The Company allocated goodwill related to the sales of the Chicago Region, the Texas Region, the Northern Illinois Region and the Lawrenceville Branch of $24.0 million, $16.0 million, $9.0 million and $1.0 million, respectively, based on the relative fair values of the businesses and operations disposed of during 2010 and the portion of the First Bank segment that will be retained. The allocation of goodwill to the Chicago Region and the Texas Region reduced the gain on sale of discontinued operations during the nine months ended September 30, 2010. The allocation of goodwill to the Northern Illinois Region reduced the gain on sale of discontinued operations during the three and nine months ended September 30, 2010. The allocation of goodwill to the Lawrenceville Branch reduced other income during the nine months ended September 30, 2010. The Company did not allocate any goodwill to MVP.

Core deposit intangibles of $2.3 million and $4.0 million related to the Chicago Region and the Texas Region, respectively, were included in assets of discontinued operations at December 31, 2009 and reduced the gain on sale of discontinued operations during the nine months ended September 30, 2010. Core deposit intangibles of $683,000 related to the Northern Illinois Region reduced the gain on sale of discontinued operations during the three and nine months ended September 30, 2010.

Amortization of intangible assets was $829,000 and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared to $989,000 and $3.0 million for the comparable periods in 2009. Amortization of core deposit intangibles has been estimated in the following table.

(dollars expressed in thousands)

Year ending December 31:
2010 remaining	$830
2011	2,672
2012	473
Total	$3,975

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$127,967	268,967	136,967	266,028
Goodwill acquired during the period (1)	—	—	—	2,939
Goodwill allocated to sale transactions (2)	—	(10,000)	(9,000)	(10,000)
Goodwill allocated to discontinued operations (3)	—	(21,000)	—	(21,000)
Goodwill allocated to assets held for sale (3)	—	(2,000)	—	(2,000)
Balance, end of period	$127,967	235,967	127,967	235,967
_________________
(1)	Goodwill acquired during 2009 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006.
(2)
Goodwill allocated to sale transactions during 2010 pertains to the sale of the Northern Illinois Region in September 2010, as previously described above, and goodwill allocated to sale transactions during 2009 pertains to the sale of ANB in September 2009, as further described in Note 2 to the consolidated financial statements.

(3)
Goodwill allocated to discontinued operations and assets held for sale pertains to the Texas Region and the Lawrenceville Branch, as further described in Note 2 to the consolidated financial statements, and the Springfield, Illinois branch, which was sold in the November 2009.

The Company’s annual measurement date for its goodwill impairment test is December 31. The Company engaged an independent valuation firm to assist in computing the fair value estimate for the impairment assessment by utilizing two separate valuation methodologies and applying a weighted average to each methodology in order to determine fair value for its single reporting unit, First Bank. The valuation methodologies utilized a comparison of the average price to book value of comparable businesses and a discounted cash flow valuation technique. After consideration of this independent third party valuation, the Company concluded that the carrying value of its single reporting unit exceeded its estimated fair value at December 31, 2009.

Because the carrying value of the Company’s reporting unit exceeded the estimated fair value at December 31, 2009, the Company engaged the same independent valuation firm to assist in computing the fair value of First Bank’s assets and liabilities in order to determine the implied fair value of First Bank’s goodwill at December 31, 2009. Management compared the implied fair value of First Bank’s goodwill, as determined by the independent valuation firm, with its carrying value, and after consideration of the results of the goodwill impairment analysis performed, First Bank recorded goodwill impairment of $75.0 million which was reflected in the consolidated statements of operations in the fourth quarter of 2009. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and economic conditions which decreased the fair value of First Bank. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of First Bank, as evidenced by the increase in the provision for loan losses, net charge-offs and nonperforming loans and the decline in the net interest margin and net interest income during 2009.

As a result of continued adversity in the Company’s business climate, the Company performed an interim period goodwill impairment analysis as of September 30, 2010. The Step 1 analysis of the interim goodwill impairment test indicated the carrying amount of the Company’s single reporting unit exceeded the estimated fair value. Therefore, Step 2 testing was required. The Company determined, as a result of the Step 2 analysis, that the goodwill assigned to the Company’s single reporting unit was not impaired as of September 30, 2010.

The Company believes the estimates and assumptions utilized in the goodwill impairment test are reasonable. However, further deterioration in the outlook for credit quality or other factors could impact the estimated fair value of the single reporting unit as determined under Step 1 of the goodwill impairment test. A decrease in the estimated fair value of the reporting unit would decrease the implied fair value of goodwill as further determined under Step 2 of the goodwill impairment test. Step 2 of the goodwill impairment test compared the implied fair value of goodwill with the carrying value of goodwill. The implied fair value of goodwill is determined in the same manner as the determination of the amount of goodwill recognized in a business combination. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The fair value allocated to all of the assets and liabilities of the reporting unit requires significant judgment, especially for those assets and liabilities that are not measured on a recurring basis such as certain types of loans. The excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at September 30, 2010 and December 31, 2009. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions changes in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at September 30, 2010 and December 31, 2009. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible changes in the future, the implied fair value of the reporting unit’s goodwill could change materially.

Due to the current economic environment and the uncertainties regarding the impact on First Bank, there can be no assurance that the Company’s estimates and assumptions made for the purposes of the goodwill impairment testing will prove to be accurate predictions in the future. Adverse changes in the economic environment, First Bank’s operations, or other factors could result in a decline in the implied fair value of First Bank, which could result in the recognition of future goodwill impairment that may materially affect the carrying value of First Bank’s assets and its related operating results.

Note 6 – Servicing Rights

Mortgage Banking Activities.  At September 30, 2010 and December 31, 2009, First Bank serviced mortgage loans for others totaling $1.25 billion and $1.26 billion, respectively. Changes in mortgage servicing rights for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$11,443	10,686	12,130	7,418
Originated mortgage servicing rights	1,262	1,670	2,721	5,298
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(2,443)	(386)	(3,465)	1,229
Other changes in fair value (2)	(858)	(442)	(1,982)	(2,417)
Balance, end of period	$9,404	11,528	9,404	11,528
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities.  At September 30, 2010 and December 31, 2009, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $206.0 million and $231.3 million, respectively. Changes in SBA servicing rights for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$7,823	8,123	8,478	8,963
Originated SBA servicing rights	—	192	63	694
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	100	579	524	(14)
Other changes in fair value (2)	(174)	(435)	(1,316)	(1,184)
Balance, end of period	$7,749	8,459	7,749	8,459
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Note 7 – Loss Per Common Share

The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share data)
Basic:

Net loss from continuing operations attributable to First Banks, Inc.	$(53,966)	(82,690)	(151,291)	(241,195)
Preferred stock dividends declared and undeclared	(4,272)	(4,052)	(12,650)	(12,430)
Accretion of discount on preferred stock	(853)	(832)	(2,529)	(2,467)
Net loss from continuing operations attributable to common stockholders	(59,091)	(87,574)	(166,470)	(256,092)
Net income (loss) from discontinued operations attributable to common stockholders	6,155	(8,387)	10,963	(32,607)
Net loss available to First Banks, Inc. common stockholders	$(52,936)	(95,961)	(155,507)	(288,699)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic loss per common share – continuing operations	$(2,497.39)	(3,701.20)	(7,035.64)	(10,823.38)
Basic earnings (loss) per common share – discontinued operations	$260.13	(354.46)	463.34	(1,378.09)
Basic loss per common share	$(2,237.26)	(4,055.66)	(6,572.30)	(12,201.47)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share data)

Diluted:

Net loss from continuing operations attributable to common stockholders	$(59,091)	(87,574)	(166,470)	(256,092)
Net income (loss) from discontinued operations attributable to common stockholders	6,155	(8,387)	10,963	(32,607)
Net loss available to First Banks, Inc. common stockholders	(52,936)	(95,961)	(155,507)	(288,699)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Diluted EPS – net loss available to First Banks, Inc. common stockholders	$(52,936)	(95,961)	(155,507)	(288,699)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted loss per common share – continuing operations	$(2,497.39)	(3,701.20)	(7,035.64)	(10,823.38)
Diluted earnings (loss) per common share – discontinued operations	$260.13	(354.46)	463.34	(1,378.09)
Diluted loss per common share	$(2,237.26)	(4,055.66)	(6,572.30)	(12,201.47)

Note 8 – Transactions With Related Parties

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $6.4 million and $20.0 million for the three and nine months ended September 30, 2010, respectively, and $7.1 million and $22.4 million for the comparable periods in 2009. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of that equipment of $649,000 and $2.0 million during the three and nine months ended September 30, 2010, respectively, and $803,000 and $2.3 million for the comparable periods in 2009. In addition, First Services paid approximately $463,000 and $1.4 million for the three and nine months ended September 30, 2010, respectively, and $466,000 and $1.4 million for the comparable periods in 2009, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

Effective January 1, 2009, First Services entered into an Affiliate Services Agreement with the Company and First Bank. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Bank were $65,000 and $196,000 for the three and nine months ended September 30, 2010, respectively. There were no fees accrued under the Affiliate Services Agreement by First Bank for the three and nine months ended September 30, 2009.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, received approximately $1.2 million and $3.8 million for the three and nine months ended September 30, 2010, respectively, and $1.5 million and $4.3 million for the comparable periods in 2009, in gross commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $101,000 and $198,000 for the three and nine months ended September 30, 2010, respectively, and $54,000 and $162,000 for the comparable periods in 2009, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $116,000 and $345,000 for the three and nine months ended September 30, 2010, respectively, and $108,000 and $325,000 for the comparable periods in 2009.

First Capital America, Inc. / Small Business Loan Source LLC. In June 2005, FCA, a corporation owned by the Company’s Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. In 2007, First Bank contributed $11.8 million to SBLS LLC in the form of additional capital contributions, thereby increasing First Bank’s ownership of SBLS LLC to 76.0% and decreasing FCA’s ownership to 24.0%. In March 2009, First Bank contributed $5.0 million to SBLS LLC in the form of an additional capital contribution, thereby increasing First Bank’s ownership of SBLS LLC to 82.55% and decreasing FCA’s ownership to 17.45%.

On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank for a purchase price of $1.9 million, the fair value of FCA’s ownership interest in SBLS LLC as of April 30, 2009 as determined by an independent third party appraisal. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC. As a result of the purchase of FCA’s noncontrolling interest in SBLS LLC, the Company recorded an increase in additional paid-in-capital with a corresponding decrease in noncontrolling interest in subsidiaries of $2.8 million during the second quarter of 2009.

In January 2009, SBLS LLC executed an Amended Promissory Note with First Bank, which modified the then existing Promissory Note with First Bank that provided a $75.0 million unsecured revolving line of credit. The Amended Promissory Note modified the interest payable monthly in arrears on the outstanding loan balance to a current rate equal to the First Bank internal Commercial Cost of Funds Rate, which averaged 3.63% for the nine months ended September 30, 2009. In September 2009, First Bank purchased all of the loans and certain other assets and assumed all of the liabilities of SBLS LLC, and in conjunction with this transaction, SBLS LLC paid off in full the outstanding loan balance. Interest expense recorded by SBLS LLC under the agreement was $501,000 and $1.8 million for the three and nine months ended September 30, 2009, respectively. The balance of the advances and the related interest expense recognized by SBLS LLC were eliminated for purposes of the consolidated financial statements.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, the Company formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of September 30, 2010. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios under then existing regulatory guidelines.

FB Holdings entered into a Services Agreement with the Company and First Bank effective May 2008. The Services Agreement relates to various services provided to FB Holdings by the Company and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $71,000 and $258,000 for the three and nine months ended September 30, 2010, respectively, and $128,000 and $457,000 for the comparable periods in 2009.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were approximately $14.0 million and $37.2 million at September 30, 2010 and December 31, 2009, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

Note 9 – Regulatory Capital

The Company and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the operations and financial condition of the Company and First Bank. Under these capital requirements, the Company and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.

The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at September 30, 2010 and December 31, 2009. The Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Bank was categorized as well capitalized at September 30, 2010 and December 31, 2009 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. At September 30, 2010 and December 31, 2009, First Bank’s Tier 1 capital to total assets ratio was 7.86% and 6.53%, respectively. First Bank’s Tier 1 capital to total assets ratio was greater than the minimum requirement at September 30, 2010 and less than the minimum requirement at December 31, 2009. First Bank completed certain actions associated with its Capital Plan during the first nine months of 2010 to reestablish compliance with the minimum Tier 1 capital to total assets ratio requirement, as further discussed in Note 1 to the consolidated financial statements and under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Regulatory Matters.”

As further described in Note 1 to the consolidated financial statements and under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Capital Plan,” on August 10, 2009, the Company announced the adoption of its Capital Plan, in order to, among other things, preserve the Company’s risk-based capital in the current economic downturn.

The successful completion of all or any portion of the Capital Plan is not assured, and no assurance can be made that the Capital Plan will not be materially modified in the future. If the Company is not able to complete substantially all of the Capital Plan, its regulatory capital ratios may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened.

At September 30, 2010 and December 31, 2009, the Company and First Bank’s required and actual capital ratios were as follows:

	Actual				For Capital	To be Well Capitalized Under Prompt Corrective
	September 30, 2010		December 31, 2009		Adequacy	Action
	Amount	Ratio	Amount	Ratio	Purposes	Provisions
	(dollars expressed in thousands)

Total capital (to risk-weighted assets):
First Banks, Inc.	$451,980	8.36%	$740,560	9.78%	8.0%	N/A
First Bank	686,345	12.71	785,799	10.39	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	225,990	4.18	370,280	4.89	4.0	N/A
First Bank	616,896	11.43	689,117	9.11	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	225,990	2.74	370,280	3.52	4.0	N/A
First Bank	616,896	7.49	689,117	6.56	4.0	5.0

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. In March 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. The Company has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of September 30, 2010, would reduce the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 6.38%, 3.39% and 2.22%, respectively. Therefore, upon implementation of the Federal Reserve’s final rule, the Company would remain below the minimum regulatory capital standards established for bank holding companies and, as noted above, could be subject to additional actions by regulators that could have a direct material effect on the operations and financial condition of the Company and First Bank. The final rules that will be effective in March 2011, if implemented as of September 30, 2010, would not have an impact on First Bank’s regulatory capital ratios. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital for holding companies with more than $15 billion of assets after a three-year phase-in period beginning January 1, 2013, and restricts new issuances of trust preferred securities from being included as Tier 1 capital for all holding companies.

First Bank is restricted by various state and federal regulations as to the amount of dividends that is available for payment to the Company. Under the most restrictive of these requirements, the payment of dividends is limited in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained for dividends exceeding these amounts. Based on the current level of earnings, permission must be obtained for any payment of dividends from First Bank to the Company. Furthermore, First Bank, under its agreement with the MDOF and the FRB, has agreed, among other things, not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements.

Note 10 – Business Segment Results

The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, Illinois, southern and northern California, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Balance sheet information:

Investment securities	$1,311,409	527,279	14,497	14,278	1,325,906	541,557
Loans, net of unearned discount	5,067,386	6,608,293	—	—	5,067,386	6,608,293
FHLB and FRB stock	40,211	65,076	—	—	40,211	65,076
Goodwill and other intangible assets	131,942	144,439	—	—	131,942	144,439
Assets held for sale	—	16,975	—	—	—	16,975
Assets of discontinued operations	—	518,056	—	—	—	518,056
Total assets	7,862,937	10,561,500	24,179	20,496	7,887,116	10,581,996
Deposits	6,644,869	7,071,493	(4,968)	(7,520)	6,639,901	7,063,973
Other borrowings	367,615	767,494	—	—	367,615	767,494
Subordinated debentures	—	—	353,962	353,905	353,962	353,905
Liabilities held for sale	—	24,381	—	—	—	24,381
Liabilities of discontinued operations	—	1,730,264	—	—	—	1,730,264
Total stockholders’ equity	771,508	878,277	(377,834)	(355,897)	393,674	522,380

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	(dollars expressed in thousands)

Income statement information:

Interest income	$78,254	99,325	180	127	78,434	99,452
Interest expense	15,841	25,966	3,404	3,515	19,245	29,481
Net interest income (loss)	62,413	73,359	(3,224)	(3,388)	59,189	69,971
Provision for loan losses	37,000	107,000	—	—	37,000	107,000
Net interest income (loss) after provision for loan losses	25,413	(33,641)	(3,224)	(3,388)	22,189	(37,029)
Noninterest income	18,108	20,340	(848)	(5,116)	17,260	15,224
Amortization of intangible assets	829	989	—	—	829	989
Other noninterest expense	88,150	60,534	(139)	684	88,011	61,218
Loss from continuing operations before provision (benefit) for income taxes	(45,458)	(74,824)	(3,933)	(9,188)	(49,391)	(84,012)
Provision (benefit) for income taxes	5,250	103	(57)	(45)	5,193	58
Net loss from continuing operations, net of tax	(50,708)	(74,927)	(3,876)	(9,143)	(54,584)	(84,070)
Discontinued operations, net of tax	6,155	(8,387)	—	—	6,155	(8,387)
Net loss	(44,553)	(83,314)	(3,876)	(9,143)	(48,429)	(92,457)
Net loss attributable to noncontrolling interest in subsidiaries	(618)	(1,380)	—	—	(618)	(1,380)
Net loss attributable to First Banks, Inc.	$(43,935)	(81,934)	(3,876)	(9,143)	(47,811)	(91,077)

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	(dollars expressed in thousands)
Income statement information:

Interest income	$245,989	310,094	421	385	246,410	310,479
Interest expense	53,401	83,753	9,694	12,181	63,095	95,934
Net interest income (loss)	192,588	226,341	(9,273)	(11,796)	183,315	214,545
Provision for loan losses	162,000	327,000	—	—	162,000	327,000
Net interest income (loss) after
provision for loan losses	30,588	(100,659)	(9,273)	(11,796)	21,315	(112,455)
Noninterest income	53,729	61,401	(332)	(5,112)	53,397	56,289
Amortization of intangible assets	2,613	3,022	—	—	2,613	3,022
Other noninterest expense	219,066	185,503	60	224	219,126	185,727
Loss from continuing operations before provision (benefit) for income taxes	(137,362)	(227,783)	(9,665)	(17,132)	(147,027)	(244,915)
Provision (benefit) for income taxes	5,504	2,246	(158)	241	5,346	2,487
Net loss from continuing operations, net of tax	(142,866)	(230,029)	(9,507)	(17,373)	(152,373)	(247,402)
Discontinued operations, net of tax	10,963	(32,607)	—	—	10,963	(32,607)
Net loss	(131,903)	(262,636)	(9,507)	(17,373)	(141,410)	(280,009)
Net loss attributable to noncontrolling interest in subsidiaries	(1,082)	(6,207)	—	—	(1,082)	(6,207)
Net loss attributable to First Banks, Inc.	$(130,821)	(256,429)	(9,507)	(17,373)	(140,328)	(273,802)

Note 11 – Other Borrowings

Other borrowings were comprised of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)
Securities sold under agreements to repurchase:
Daily	$47,615	47,494
Term	120,000	120,000
FHLB advances (1)	200,000	600,000
Total	$367,615	767,494
_________________
(1)
In the first quarter of 2010, First Bank prepaid two $100.0 million FHLB advances and incurred prepayment penalties of $281,000, in aggregate. In the third quarter of 2010, First Bank prepaid an additional two $100.0 million FHLB advances and incurred prepayment penalties of $1.9 million, in aggregate.

First Bank’s term repurchase agreement had a par amount of $120.0 million, a fixed interest rate of 3.36% and a maturity date of April 12, 2012 as of September 30, 2010 and December 31, 2009.

The maturity date, par amount and interest rate of First Bank’s FHLB advances as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
Maturity Date	Par Amount	Interest Rate	Par Amount	Interest Rate
	(dollars expressed in thousands)

Fixed Rate:
April 27, 2011 (1)	$—	—%	$100,000	1.77%
July 11, 2011 (2)	—	—	100,000	1.49
August 8, 2012	100,000	2.20	100,000	2.20
April 23, 2010 (3)	—	—	100,000	1.69
July 9, 2010 (4)	—	—	100,000	0.85
	$100,000	2.20	$500,000	1.60

Variable Rate:
September 23, 2016	$100,000	0.30%	$100,000	0.20%
_________________
(1)	On August 24, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $941,000.
(2)	On September 27, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $966,000.
(3)	On March 29, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $104,000.
(4)	On March 29, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $177,000.

Note 12 – Subordinated Debentures

The Company has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate subordinated debentures from the Company. The subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, the Company certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The Company’s distributions accrued on the subordinated debentures were $3.4 million and $9.7 million for the three and nine months ended September 30, 2010, respectively, and $3.2 million and $11.0 million for the comparable periods in 2009, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s subordinated debentures are included as a reduction of subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 9 to the consolidated financial statements.

A summary of the subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at September 30, 2010 and December 31, 2009 were as follows:

Name of Trust	Issuance Date	Maturity Date	Call Date (1)	Interest Rate (2)		Trust Preferred Securities	Subordinated Debentures
						(dollars expressed in thousands)
Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	+ 205.0	bp	$20,000	$20,619
Royal Oaks Capital Trust I	October 2004	January 7, 2035	January 7, 2010	+ 240.0	bp	4,000	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	+ 218.0	bp	40,000	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	+ 142.0	bp	40,000	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	+ 145.0	bp	20,000	20,619
First Bank Statutory Trust VI	June 2006	July 7, 2036	July 7, 2011	+ 165.0	bp (3a)	25,000	25,774
First Bank Statutory Trust VII	December 2006	December 15, 2036	December 15, 2011	+ 185.0	bp (3b)	50,000	51,547
First Bank Statutory Trust VIII	February 2007	March 30, 2037	March 30, 2012	+ 161.0	bp (3c)	25,000	25,774
First Bank Statutory Trust X	August 2007	September 15, 2037	September 15, 2012	+ 230.0	bp	15,000	15,464
First Bank Statutory Trust IX	September 2007	December 15, 2037	December 15, 2012	+ 225.0	bp (3d)	25,000	25,774
First Bank Statutory Trust XI	September 2007	December 15, 2037	December 15, 2012	+ 285.0	bp	10,000	10,310

Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%		25,000	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%		46,000	47,423
_________________
(1)	The subordinated debentures are callable at the option of the Company on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
(2)
The interest rates paid on the trust preferred securities are based on either a variable rate or a fixed rate. The variable rate for the outstanding subordinated debentures is based on the three-month LIBOR plus the basis point spread shown.

(3)
In March 2008, the Company executed four interest rate swap agreements, which were designated as cash flow hedges prior to August 10, 2009, to effectively convert the interest payments on these subordinated debentures from variable rate to fixed rate to the respective call dates as follows:

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. The Company has deferred $15.7 million and $6.4 million of its regularly scheduled interest payments as of September 30, 2010 and December 31, 2009, respectively. In addition, the Company has accrued additional interest expense of $417,000 and $44,000 as of September 30, 2010 and December 31, 2009, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each subordinated note issuance in accordance with the respective terms of the underlying agreements.

The announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009 resulted in the discontinuation of hedge accounting on the Company’s interest rate swap agreements designated as cash flow hedges on its subordinated debentures. Accordingly, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges from accumulated other comprehensive loss to net loss on derivative instruments. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income rather than an increase to interest expense on subordinated debentures effective August 2009.

Under its agreement with the FRB, the Company agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. The Company also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements.

On October 15, 2010, the Company initiated a consent solicitation to the holders of the trust preferred securities of First Preferred Capital Trust IV seeking the consent of the holders to amend certain provisions of the Indenture and related Guarantee and Trust Agreements associated with these trust preferred securities, as further discussed in Note 18 to the consolidated financial statements.

Note 13 – Stockholders’ Equity

There is no established public trading market for the Company’s common stock. Various trusts, which were established by and are administered by and for the benefit of the Company’s Chairman of the Board and members of his immediate family, own all of the voting stock of the Company.

The Company has four classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion.  Shares of Class A preferred stock may be redeemed by the Company at any time at 105.0% of par value.  The Class B preferred stock may not be redeemed or converted.  The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. Effective August 10, 2009, the Company suspended the declaration of dividends on its Class A and Class B preferred stock.

On December 31, 2008, the Company issued 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) to the United States Department of the Treasury (U.S. Treasury) in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% thereafter, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. In addition, in the event the Company does not pay dividends on the preferred stock issued to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury shall have the right to elect two directors to our Board.

The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $853,000 and $2.5 million for the three and nine months ended September 30, 2010, respectively, compared to $832,000 and $2.5 million for the comparable periods in 2009.

The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. Furthermore, the agreement that the Company entered into with the U.S. Treasury associated with the issuance of the Class C Preferred Stock and the Class D Preferred Stock contains limitations on certain actions of the Company, including, but not limited to, payment of dividends and redemptions and acquisitions of the Company’s equity securities. In addition, the Company, under its agreement with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital. Furthermore, the Company agreed not to pay any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements.

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has declared and deferred $20.1 million and $8.0 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $685,000 and $109,000 of cumulative dividends on such deferred dividend payments as of September 30, 2010 and December 31, 2009, respectively.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Net loss	$(48,429)	(92,457)	(141,410)	(280,009)
Other comprehensive income (loss):
Unrealized gains on available-for-sale investment securities, net of tax	4,748	3,553	15,926	4,939
Reclassification adjustment for available-for-sale investment securities losses (gains) included in net loss, net of tax	2	(2,011)	(359)	(2,781)
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	2,557	(1,012)	8,382	(680)
Change in unrealized (gains) losses on derivative instruments, net of tax (1)	(1,245)	5	(3,734)	(4,511)
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments (2)	6,146	3	4,806	(2,428)
Amortization of net loss related to pension liability, net of tax	64	35	193	104
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	47	25	140	76
Comprehensive loss	(36,110)	(91,859)	(116,056)	(285,290)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(618)	(1,380)	(1,082)	(6,207)
Comprehensive loss attributable to First Banks, Inc.	$(35,492)	(90,479)	(114,974)	(279,083)
_________________
(1)
In the third quarter of 2009, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 12 and Note 16 to the consolidated financial statements.

(2)
In the third quarter of 2010, the Company reclassified an accumulated other comprehensive loss of $6.8 million related to the establishment of a deferred tax asset valuation allowance to its provision for income taxes related to the expiration of the amortization period of the unrealized gain on certain terminated interest rate swap agreements that had been designated as cash flow hedges on certain loans, as further described in Note 14 and Note 16 to the consolidated financial statements.

Note 14 – Income Taxes

The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies.  The Company has a full valuation allowance against its net deferred tax assets at September 30, 2010 and December 31, 2009. The deferred tax asset valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes, which was subsequently incorporated into ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of the Company’s deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years.  If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of the Company’s deferred tax assets and deferred tax liabilities at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Gross deferred tax assets	$362,994	319,767
Valuation allowance	(338,596)	(295,067)
Deferred tax assets, net of valuation allowance	24,398	24,700
Deferred tax liabilities	32,270	32,572
Net deferred tax liabilities	$(7,872)	(7,872)

The Company’s valuation allowance was $338.6 million and $295.1 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $387.4 million and $299.8 million, respectively.

At September 30, 2010 and December 31, 2009, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.4 million and $3.4 million, respectively. At September 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $942,000 and $1.6 million, respectively. During the nine months ended September 30, 2010, the Company recorded additional liabilities for unrecognized tax benefits of $258,000 that, if recognized, would decrease the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, by $170,000. The Company reduced the reserve for unrecognized tax benefits for uncertain tax positions by $2.2 million during the three and nine months ended September 30, 2010 as a result of the settlement of an Internal Revenue Service (IRS) examination and the sale of WIUS. The partial reversal of the reserve for unrecognized tax benefits resulted in a decrease to the provision for income taxes of $2.0 million.

It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At September 30, 2010 and December 31, 2009, interest accrued for unrecognized tax positions was $259,000 and $1.2 million, respectively. The Company recorded a reduction to interest expense of $1.1 million and $969,000 for the three and nine months ended September 30, 2010, respectively, compared to interest expense of $63,000 and $190,000 for the comparable periods in 2009. The reduction to interest expense for 2010 reflects a reversal of interest accrued on unrecognized tax benefits for uncertain tax positions of $1.1 million for the three and nine months ended September 30, 2010 as a result of the settlement of an IRS examination and the sale of WIUS. There were no penalties for uncertain tax positions accrued at September 30, 2010 and December 31, 2009, nor did the Company recognize any expense for penalties during the three and nine months ended September 30, 2010 and 2009.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions.  It is reasonably possible that the total unrecognized tax benefits as of September 30, 2010 could decrease by approximately $252,000 by December 31, 2010, as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $164,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Management of the Company believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. The Company’s federal income tax returns through 2008 have been examined by the IRS. Years subsequent to 2008 could contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses. The Company has recorded a tax benefit only for those positions that meet the “more likely than not” standard. The Company’s current estimate of the resolution of various state examinations, none of which are in process, is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Company’s estimate may result in future income tax expense or benefit.

The Company had an accumulated other comprehensive loss of $6.8 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain loans. These interest rate swap agreements were terminated in December 2008, and as a result, the unrealized gain at the date of termination of $20.8 million was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates through September 2010. In the third quarter of 2010, the Company recorded a provision for income taxes of $6.8 million related to the expiration of the amortization period of the unrealized gain on the interest rate swap agreements with a corresponding increase to accumulated other comprehensive income.

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

Loans.  The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired when, in the judgment of management based on current information and events, it is probable that payment of all amounts due under the contractual terms of the loan agreement will not be collected. Acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to acquisition date. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Once a loan is identified as impaired, management measures the impairment in accordance with SFAS No. 114 – Accounting by Creditors for Impairment of a Loan, which was subsequently incorporated into ASC Topic 310-10-35, “Receivables.” Impairment is measured by reference to an observable market price, if one exists, the expected future cash flows of an impaired loan discounted at the loan’s effective interest rate, or the fair value of the collateral for a collateral-dependent loan. In most cases, the Company measures fair value based on the value of the collateral securing the loan. Collateral may be in the form of real estate or personal property, including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on third party appraisals as well as internal estimates. These measurements are classified as Level 3.

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

Items Measured on a Recurring Basis.  Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are reflected in the following table:

	Fair Value Measurements
	September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Treasury	$102,000	—	—	102,000
U.S. Government sponsored agencies	—	21,148	—	21,148
Residential mortgage-backed	—	1,164,990	—	1,164,990
Commercial mortgage-backed	—	1,030	—	1,030
State and political subdivisions	—	10,088	—	10,088
Equity investments	3,819	10,678	—	14,497
Mortgage loans held for sale	—	49,268	—	49,268
Derivative instruments:
Customer interest rate swap agreements	—	985	—	985
Interest rate lock commitments	—	2,940	—	2,940
Forward commitments to sell mortgage-backed securities	—	(883)	—	(883)
Servicing rights	—	—	17,153	17,153
Total	$105,819	1,260,244	17,153	1,383,216

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	4,553	—	4,553
Customer interest rate swap agreements	—	807	—	807
Nonqualified deferred compensation plan	7,502	—	—	7,502
Total	$7,502	5,360	—	12,862

	Fair Value Measurements
	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	1,547	—	1,547
Residential mortgage-backed	—	498,348	—	498,348
Commercial mortgage-backed	—	985	—	985
State and political subdivisions	—	12,174	—	12,174
Equity investments	3,600	10,678	—	14,278
Mortgage loans held for sale	—	35,562	—	35,562
Derivative instruments:
Customer interest rate swap agreements	—	589	—	589
Interest rate lock commitments	—	369	—	369
Forward commitments to sell mortgage-backed securities	—	647	—	647
Servicing rights	—	—	20,608	20,608
Total	$3,600	560,899	20,608	585,107

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	4,171	—	4,171
Customer interest rate swap agreements	—	345	—	345
Nonqualified deferred compensation plan	9,013	—	—	9,013
Total	$9,013	4,516	—	13,529

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and nine months ended September 30, 2010.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and nine months ended September 30, 2010 and 2009:

	Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$19,266	18,809	20,608	16,381
Total gains or losses (realized/unrealized):
Included in earnings (1)	(3,375)	(684)	(6,239)	(2,386)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances and settlements	1,262	1,862	2,784	5,992
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$17,153	19,987	17,153	19,987
_________________
(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis.  From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009 are reflected in the following table:

	Fair Value Measurements September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Loans held for sale	$—	1,759	—	1,759
Impaired loans	—	—	501,769	501,769
Other real estate	—	—	170,659	170,659
Total	$—	1,759	672,428	674,187

	Fair Value Measurements December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Loans held for sale	$—	7,122	—	7,122
Impaired loans	—	—	662,080	662,080
Other real estate	—	—	125,226	125,226
Total	$—	7,122	787,306	794,428

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

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $131.0 million and $127.2 million for the nine months ended September 30, 2010 and 2009, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $12.7 million and $23.6 million to noninterest expense for the three and nine months ended September 30, 2010, respectively, compared to $335,000 and $1.5 million for the comparable periods in 2009. Other real estate was $170.7 million at September 30, 2010, compared to $125.2 million at December 31, 2009.

Fair Value of Financial Instruments.  The fair value of financial instruments is management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including servicing assets, deferred income tax assets, bank premises and equipment and goodwill and other intangible assets. Furthermore, the income taxes that would be incurred if the Company were to realize any of the unrealized gains or unrealized losses indicated between the estimated fair values and corresponding carrying values could have a significant effect on the fair value estimates and have not been considered in any of the estimates.

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

The estimated fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$1,113,430	1,113,430	2,516,251	2,516,251
Investment securities:
Available for sale	1,313,753	1,313,753	527,332	527,332
Held to maturity	12,153	13,359	14,225	15,258
Loans held for portfolio	4,790,308	4,445,822	6,299,161	5,902,354
Loans held for sale	51,027	51,027	42,684	42,684
FHLB and Federal Reserve Bank stock	40,211	40,211	65,076	65,076
Derivative instruments	3,042	3,042	1,605	1,605
Bank-owned life insurance	—	—	26,372	26,372
Accrued interest receivable	24,272	24,272	25,731	25,731
Assets held for sale	—	—	16,975	16,975
Assets of discontinued operations	—	—	518,056	518,056

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,155,016	1,155,016	1,270,276	1,270,276
Interest-bearing demand	931,453	931,453	914,020	914,020
Savings and money market	2,193,875	2,193,875	2,260,869	2,260,869
Time deposits	2,359,557	2,378,444	2,618,808	2,640,741
Other borrowings	367,615	376,110	767,494	764,992
Derivative instruments	5,360	5,360	4,516	4,516
Accrued interest payable	20,565	20,565	12,196	12,196
Subordinated debentures	353,962	274,181	353,905	272,007
Liabilities held for sale	—	—	24,381	23,164
Liabilities of discontinued operations	—	—	1,730,264	1,660,206

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(730)	(730)	(738)	(738)

Note 16 – Derivative Financial Instruments

The Company utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by the Company at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010		December 31, 2009
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure

	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap contracts	55,721	1,061	80,194	683
Interest rate lock commitments	119,000	2,940	36,000	369
Forward commitments to sell mortgage-backed securities	135,000	—	61,000	647
_________________
(1)
In August 2009, the Company discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. The Company’s credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At September 30, 2010 and December 31, 2009, the Company had pledged cash of $4.8 million and $3.9 million, respectively, as collateral in connection with its interest rate swap agreements on subordinated debentures. Collateral requirements are monitored on a daily basis and adjusted as necessary.

The Company realized net interest income on its derivative financial instruments of $1.9 million and $5.7 million for the three and nine months ended September 30, 2010, respectively, compared to $3.7 million and $10.5 million for the comparable periods in 2009. The Company also recorded net losses, which are included in noninterest income in the statements of operations, of $849,000 and $2.9 million on derivative instruments for the three and nine months ended September 30, 2010, respectively, compared to net losses of $4.8 million and $4.4 million for the comparable periods in 2009.

Cash Flow Hedges – Subordinated Debentures.  The Company entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow and, accordingly, net interest expense on subordinated debentures to the respective call dates of certain subordinated debentures. These swap agreements provide for the Company to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate (LIBOR) plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis.

The amount receivable by the Company under these swap agreements was $207,000 and $197,000 at September 30, 2010 and December 31, 2009, respectively, and the amount payable by the Company under these swap agreements was $437,000 and $451,000 at September 30, 2010 and December 31, 2009, respectively.

In August 2009, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements previously designated as cash flow hedges on certain subordinated debentures as of September 30, 2010 and December 31, 2009 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
	(dollars expressed in thousands)
September 30, 2010:
July 7, 2011	$25,000	4.40%	2.18%	$(461)
December 15, 2011	50,000	4.91	2.14	(1,606)
March 30, 2012	25,000	4.71	1.90	(992)
December 15, 2012	25,000	5.57	2.54	(1,494)
	$125,000	4.90	2.18	$(4,553)
December 31, 2009:
July 7, 2011	$25,000	4.40%	1.93%	$(644)
December 15, 2011	50,000	4.91	2.10	(1,668)
March 30, 2012	25,000	4.71	1.86	(884)
December 15, 2012	25,000	5.57	2.50	(975)
	$125,000	4.90	2.10	$(4,171)

Cash Flow Hedges – Loans.  The Company entered into the following interest rate swap agreements, which were designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

➢
In 2006, the Company entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets were certain variable rate loans within the Company’s commercial loan portfolio. The swap agreements provided for the Company to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provided for the Company to pay and receive interest on a quarterly basis. In December 2008, the Company terminated these swap agreements. The pre-tax gain of $20.8 million, in the aggregate, was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010.

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. The Company did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges on subordinated debentures in the consolidated statements of operations from January 1, 2009 through the discontinuation of hedge accounting in August 2009. The net cash flows on the interest rate swap agreements on subordinated debentures were recorded as an adjustment to interest expense on subordinated debentures until the discontinuation of hedge accounting in August 2009. The Company also did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges on loans in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009. The net cash flows on the interest rate swap agreements on loans were recorded as an adjustment to interest income on loans.

Customer Interest Rate Swap Agreements.  First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at September 30, 2010 and December 31, 2009 was $55.7 million and $80.2 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in December 2010. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $2.9 million and $369,000 at September 30, 2010 and December 31, 2009, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $883,000 at September 30, 2010 and an unrealized gain of $647,000 at December 31, 2009. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative financial instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value Gain (Loss)	Balance Sheet Location	Fair Value Gain (Loss)
	(dollars expressed in thousands)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$985	Other assets	$589
Interest rate lock commitments	Other assets	2,940	Other assets	369
Forward commitments to sell mortgage-backed securities	Other assets	(883)	Other assets	647
Total derivatives in other assets		$3,042		$1,605

Interest rate swap agreements – subordinated debentures	Other liabilities	$(4,553)	Other liabilities	$(4,171)
Customer interest rate swap agreements	Other liabilities	(807)	Other liabilities	(345)
Total derivatives in other liabilities		$(5,360)		$(4,516)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the three and nine months ended September 30, 2010 and 2009 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$1,915	3,938	5,745	11,815

Cash flow hedges – subordinated debentures (1):
Amount reclassified from accumulated other comprehensive loss to interest expense on subordinated debentures	—	260	—	1,279
Amount reclassified from accumulated other comprehensive income to net gain (loss) on derivative instruments	—	(4,587)	—	(4,587)
Amount of unrealized gain (loss) recognized in other comprehensive loss	—	(901)	—	(990)
_________________
(1)
In August 2009, the Company discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its subordinated debentures.

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 in accumulated other comprehensive loss was $5.7 million on a gross basis and $3.7 million, net of tax, at December 31, 2009, and was fully amortized effective September 2010, as previously discussed. In August 2009, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its subordinated debentures from accumulated other comprehensive loss to net loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 12 to the consolidated financial statements.

The following table summarizes amounts included in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 related to non-hedging derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net loss on derivative instruments	$(850)	(5,118)	(2,942)	(5,118)

Customer interest rate swap agreements:
Net gain on derivative instruments	1	280	3	681

Interest rate lock commitments:
Gain on loans sold and held for sale	955	602	2,571	355

Forward commitments to sell mortgage-backed securities:
Gain (loss) on loans sold and held for sale	535	(1,343)	(1,530)	(507)

Note 17 – Contingent Liabilities

In the ordinary course of business, First Banks, Inc. and its subsidiaries become involved in legal proceedings. Management believes the ultimate resolution of these proceedings is not reasonably likely to have a material adverse effect on the financial condition or results of operations of First Banks, Inc. and/or its subsidiaries.

On March 24, 2010, the Company, SFC and First Bank entered into an Agreement with the FRB, as further described in Note 1 to the consolidated financial statements.

Note 18 – Subsequent Events

Consent Solicitation. The Company, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV (the Trust), issued a press release on October 15, 2010 and filed a Current Report on Form 8-K on October 18, 2010, announcing that the Company is soliciting consents from the holders of the 8.15% cumulative trust preferred securities of the Trust (the Trust Preferred Securities). The Company is soliciting consents to amend: (a) the Indenture, dated April 1, 2003 (the Indenture), relating to the 8.15% Subordinated Debentures due 2033 issued by the Company to the Trust (the Debentures); (b) the Amended and Restated Trust Agreement, dated April 1, 2003, relating to the Trust (the Trust Agreement); and (c) the Preferred Securities Guarantee, dated April 1, 2003 (the Guarantee Agreement), relating to the Trust Preferred Securities. This action is subject to approval of the holders of record (as of October 12, 2010) of a majority in aggregate liquidation amount of the outstanding Trust Preferred Securities.

The Company is soliciting the consents to the Indenture, Trust Agreement and Guarantee Agreement in order to increase its capital planning flexibility under the terms of those documents and the provisions of the indentures, guarantee agreements and trust agreements relating to its other tranches of trust preferred securities. The proposed amendments would provide an opportunity for the Company to improve its capital position and decrease its level of indebtedness during a period in which it is deferring interest payments in accordance with the terms of the Indenture.

The description of the consent solicitation above represents a summary and is qualified in its entirety by the terms and conditions of the Consent Solicitation Statement, dated October 15, 2010, which is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 18, 2010.

Liquidity. In October and November 2010, the Company sold approximately $159.0 million of available-for-sale investment securities resulting in a net gain on the sale of these investment securities of approximately $5.7 million, in the aggregate.

On November 4, 2010, First Bank prepaid in full its $120.0 million term repurchase agreement that was scheduled to mature on April 12, 2012 and its $100.0 million FHLB advance that was scheduled to mature on August 8, 2012, both of which are more fully described in Note 11 to the consolidated financial statements. First Bank incurred prepayment penalties of approximately $8.7 million, in the aggregate, in conjunction with these transactions.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

➢	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “ —Recent Developments – Capital Plan;”

➢	Our ability to maintain capital at levels necessary or desirable to support our operations;

➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;

➢
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “ —Recent Developments – Regulatory Matters;”

➢
Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;

➢
The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors, the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program and the U.S. Treasury’s Capital Purchase Program and Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008;

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

Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2009 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 25, 2010. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

General

We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and its subsidiaries. First Bank’s subsidiaries at September 30, 2010 were as follows:

➢	First Bank Business Capital, Inc., or FBBC;
➢	FB Holdings, LLC, or FB Holdings;
➢	Small Business Loan Source LLC, or SBLS LLC;
➢	ILSIS, Inc.;
➢	FBIN, Inc.;
➢	SBRHC, Inc.; and
➢	HVIIHC, Inc.

First Bank’s subsidiaries are wholly owned except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned by the Company’s Chairman of the Board and members of his immediate family.

At September 30, 2010, we had assets of $7.89 billion, loans, net of unearned discount, of $5.07 billion, deposits of $6.64 billion and stockholders’ equity of $393.7 million. We currently operate 154 branch banking offices in California, Florida, Illinois and Missouri.

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

Recent Developments

Consent Solicitation. We, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV, or the Trust, issued a press release on October 15, 2010 and filed a Current Report on Form 8-K on October 18, 2010, announcing that we are soliciting consents from the holders of the 8.15% cumulative trust preferred securities of the Trust, or the Trust Preferred Securities. We are soliciting consents to amend: (a) the Indenture, dated April 1, 2003, or the Indenture, relating to the 8.15% Subordinated Debentures due 2033 issued by the Company to the Trust, or the Debentures; (b) the Amended and Restated Trust Agreement, dated April 1, 2003, relating to the Trust, or the Trust Agreement; and (c) the Preferred Securities Guarantee, dated April 1, 2003, or the Guarantee Agreement, relating to the Trust Preferred Securities. This action is subject to approval of the holders of record (as of October 12, 2010) of a majority in aggregate liquidation amount of the outstanding Trust Preferred Securities.

We are soliciting the consents to the Indenture, Trust Agreement and Guarantee Agreement in order to increase our capital planning flexibility under the terms of those documents and the provisions of the indentures, guarantee agreements and trust agreements relating to our other tranches of trust preferred securities. The proposed amendments would provide an opportunity for the Company to improve its capital position and decrease its level of indebtedness during a period in which it is deferring interest payments in accordance with the terms of the Indenture.

The description of the consent solicitation above represents a summary and is qualified in its entirety by the terms and conditions of the Consent Solicitation Statement, dated October 15, 2010, which is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, as filed with the United States Securities and Exchange Commission, or SEC, on October 18, 2010.

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our risk-based capital in the current economic downturn. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan, including:

➢
The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Jacksonville, Illinois, or the Jacksonville Branch, to Bank of Springfield, under a Branch Purchase and Assumption Agreement dated June 7, 2010. We completed the transaction with Bank of Springfield on September 24, 2010. Under the terms of the agreement, Bank of Springfield assumed approximately $28.9 million of deposits associated with our Jacksonville Branch, including certain commercial deposit relationships, for a premium of approximately 4.00%. Bank of Springfield also purchased approximately $2.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with our Jacksonville Branch.

➢
The sale of certain assets and the transfer of certain liabilities of 10 of our retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois Bank & Trust, N.A., or First Mid-Illinois, under a Branch Purchase and Assumption Agreement dated May 7, 2010. We completed the transaction with First Mid-Illinois on September 10, 2010. Under the terms of the agreement, First Mid-Illinois assumed approximately $336.0 million of deposits associated with these branches, including certain commercial deposit relationships, for a premium of approximately 4.77%. First Mid-Illinois also purchased approximately $135.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches.

The 11 branches in the transactions with Bank of Springfield and First Mid-Illinois are collectively defined as the Northern Illinois Region, or Northern Illinois. We recognized a gain on sale related to these transactions of approximately $6.4 million during the third quarter of 2010 after the write-off of goodwill and intangible assets allocated to the Northern Region of approximately $9.7 million. In addition, these transactions reduced our risk-weighted assets by approximately $141.8 million.

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

➢
The sale of approximately $141.3 million of loans associated with our premium financing subsidiary, WIUS, Inc. and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS (formerly UPAC), to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc., under a Purchase and Sale Agreement, dated December 3, 2009. We completed the sale on December 31, 2009. We recognized a loss on sale of approximately $13.1 million after the write-off of goodwill and intangible assets allocated to the sale of approximately $20.0 million. This transaction reduced our risk-weighted assets by approximately $146.7 million. On August 31, 2010, First Bank sold all of the capital stock of WIUS to an unrelated third party for a purchase price of approximately $100,000, which resulted in a gain on sale of approximately $38,000.

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

➢
The reduction of the Company’s net risk-weighted assets to $5.40 billion at September 30, 2010, representing decreases of $2.17 million from $7.56 billion at December 31, 2009, $4.08 billion from $9.48 billion at December 31, 2008 and $4.84 billion from $10.25 billion at December 31, 2007.

A summary of the primary initiatives completed with respect to our Capital Plan is as follows:

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk-Weighted Assets	Total Risk-Based Capital Benefit (1)
	(dollars expressed in thousands)

Sale of Northern Illinois Region	$6,375	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	1,552,600	135,900
Total, 2010 Capital Initiatives	$19,785	56,918	2,165,500	266,300
Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of ANB	120	13,013	1,300	13,200
Sale of Springfield Branch	309	1,000	900	1,400
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total, 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400
Total Completed Capital Initiatives	$(159)	90,913	4,078,500	447,700
_________________
(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

➢	Reduction of our concentration in real estate lending and further diversification of our loan portfolio from real estate lending to commercial and industrial lending;

➢	Reduction in the overall level of our nonperforming assets and potential problem loans;

➢	Reduction of our unfunded loan commitments with an original maturity greater than one year;

➢	Sale, merger or closure of individual branches or selected branch groupings;

➢	Sale and/or aggressive reduction of the retained assets and liabilities associated with our Chicago, Texas and Northern Illinois Regions; and

➢	Exploration of possible capital planning strategies to increase the overall level of Tier 1 risk-based capital at our holding company, including the consent solicitation described above.

We believe the successful completion of our Capital Plan would substantially improve our capital position. However, the successful completion of all or any portion of our Capital Plan is not assured, and no assurance can be made that we will be able to successfully complete all, or any portion of, our Capital Plan, or that our Capital Plan will not be materially modified in the future. Our decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on our financial condition and results of operations. If we are not able to successfully complete substantially all of our Capital Plan, our business, financial condition and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic conditions could be threatened.

Discontinued Operations.  We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the operations of our Northern Illinois Region, Texas Region, Chicago Region, WIUS, ANB and MVP for the three and nine months ended September 30, 2010 and 2009, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our accompanying consolidated financial statements for further discussion regarding discontinued operations.

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

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. As of the date of this filing, the Company and First Bank have provided progress reports and other reports, as required under the Agreement. It is likely that the Company and First Bank may receive additional requests from the FRB regarding compliance with the Agreement. Management intends to respond promptly to any such requests. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

The description of the Agreement above represents a summary and is qualified in its entirety by the full text of the Agreement which is incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 25, 2010.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.86% at September 30, 2010.

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

➢	Permanently increases the deposit insurance coverage to $250,000;

➢	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

➢	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices;

➢	Increases the authority of the Federal Reserve in its regular examinations;

➢	Requires all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress; and

➢	Restricts proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.

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

The FDIC’s Transaction Account Guarantee Program, as part of its Temporary Liquidity Guarantee Program, provides temporary full insurance coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that elect to participate in the program. The program applies to all noninterest-bearing and interest-bearing personal and business checking deposit accounts and allows for the payment of up to a maximum of 25 basis points on qualifying accounts at participating institutions through December 31, 2010. First Bank is participating in the FDIC’s Transaction Account Guarantee Program.

In addition, the Dodd-Frank Act provides unlimited FDIC insurance for noninterest-bearing transaction accounts effective on December 31, 2010 and continuing through December 31, 2012. Banks do not have to opt into the program, nor can they opt out.

Other.  On August 10, 2009, we announced our intention to defer our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to our consolidated financial statements. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009. In conjunction with this election, we suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C and Class D preferred stock, as further described in Note 13 to our consolidated financial statements.

Financial Condition

Total assets decreased $2.69 billion to $7.89 billion at September 30, 2010, from $10.58 billion at December 31, 2009. The decrease in our total assets was primarily attributable to decreases in our cash and short-term investments, loans, net of unearned discount, Federal Home Loan Bank, or FHLB, and FRB stock, bank premises and equipment, goodwill and other intangible assets, bank-owned life insurance, assets held for sale and assets of discontinued operations; partially offset by increases in our investment securities portfolio and other real estate.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $1.40 billion to $1.11 billion at September 30, 2010, compared to $2.52 billion at December 31, 2009. The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our Chicago Region on February 19, 2010, resulting in a cash outflow of approximately $832.5 million;
➢	The sale of our Texas Region on April 30, 2010, resulting in a cash outflow of approximately $352.9 million;
➢	The sale of 11 branch offices in our Northern Illinois Region in September 2010, resulting in a cash outflow of approximately $203.5 million, in the aggregate;
➢	The sale of our Lawrenceville Branch on January 22, 2010, resulting in a cash outflow of $8.3 million;
➢	A net increase in our investment securities portfolio of $784.3 million during the first nine months of 2010;
➢	A decrease in deposit balances of $86.1 million, excluding the impact of the divestitures of the Chicago, Texas and Northern Illinois Regions and the Lawrenceville Branch; and
➢	The prepayment of $400.0 million of FHLB advances.

These decreases in cash and cash equivalents were partially offset by:

➢
A decrease in loans of $1.04 billion, exclusive of net charge-offs, transfers to other real estate and the impact of the divestiture of the Chicago, Texas and Northern Illinois Regions and the Lawrenceville Branch;

➢
The termination of our remaining bank-owned life insurance policies during the first nine months of 2010 resulting in the receipt of the cash proceeds from the surrender of the policies of approximately $25.9 million;

➢	Sales of other real estate properties resulting in the receipt of cash proceeds from these sales of approximately $63.5 million; and
➢	The redemption of $6.6 million of FRB stock associated with the reduction in our total assets and $18.3 million of FHLB stock associated with the prepayment of $400.0 million of FHLB advances.

The majority of funds in our short-term investments at September 30, 2010 and December 31, 2009 were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity.”

Investment securities increased $784.3 million to $1.33 billion at September 30, 2010, from $541.6 million at December 31, 2009. We utilized excess cash and cash equivalents to actively increase our available-for-sale investment securities portfolio during the first nine months of 2010 in an effort to maintain appropriate liquidity levels while maximizing our net interest margin.

Loans, net of unearned discount, decreased $1.54 billion to $5.07 billion at September 30, 2010, from $6.61 billion at December 31, 2009. The decrease reflects loan charge-offs of $246.1 million, transfers of loans to other real estate of $131.0 million, the sale of $137.4 million of loans associated with the sale of our Northern Illinois Region in September 2010, and $1.03 billion of other net loan activity, consisting primarily of loan payments exceeding new loans as a result of reduced loan demand within our markets and our strategy of reducing our exposure to real estate construction and development and commercial real estate coupled with the exit of certain of our problem credit relationships during the first nine months of 2010, as further discussed under “—Loans and Allowance for Loan Losses.”

FHLB and FRB stock decreased $24.9 million to $40.2 million at September 30, 2010, from $65.1 million at December 31, 2009. During the first nine months of 2010, we redeemed $18.3 million of FHLB stock associated with the prepayment of $400.0 million of FHLB advances, as further discussed below. We also redeemed $6.6 million of FRB stock during the first nine months of 2010.

Bank premises and equipment, net of depreciation and amortization, decreased $13.2 million to $165.1 million at September 30, 2010, from $178.3 million at December 31, 2009, reflecting depreciation and amortization and the sale of $5.5 million of bank premises and equipment associated with our Northern Illinois Region in September 2010, partially offset by purchases of premises and equipment.

Goodwill and other intangible assets decreased $12.5 million to $131.9 million at September 30, 2010, from $144.4 million at December 31, 2009. The reduction is primarily due to the allocation of $9.7 million of goodwill and other intangible assets associated with the sale of our Northern Illinois Region in September 2010 and amortization of $2.6 million during the first nine months of 2010. See Note 2 and Note 5 to our consolidated financial statements for further discussion of discontinued operations and goodwill and other intangible assets.

Bank-owned life insurance, or BOLI, decreased $26.4 million to zero at September 30, 2010, from $26.4 million at December 31, 2009. In January 2010, we terminated a BOLI policy with a carrying value of $19.8 million and received an initial cash payment of $19.2 million from the liquidation of the underlying assets associated with the terminated BOLI policy. In the third quarter of 2010, we surrendered our remaining BOLI policies and received a total cash payment of $6.7 million associated with the liquidation of these policies.

Other real estate increased $45.4 million to $170.7 million at September 30, 2010, from $125.2 million at December 31, 2009. The increase in other real estate during the first nine months of 2010 was attributable to transfers of loans to other real estate of $131.0 million, primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans, including a $50.0 million other real estate property in Southern California, which was subsequently written down by $9.0 million to $41.0 million during the third quarter of 2010; partially offset by the sale of other real estate with a carrying value of $59.4 million at a net gain of $4.1 million, and write-downs of other real estate of $23.6 million, including the $9.0 million write-down as mentioned above, attributable to declining real estate values on certain properties, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets decreased $9.1 million to $74.1 million at September 30, 2010, from $83.2 million at December 31, 2009, reflecting decreases in accrued interest receivable, servicing rights and miscellaneous other receivables.

Assets held for sale decreased $17.0 million to zero at September 30, 2010, from $17.0 million at December 31, 2009, reflecting the completion of the sale of our Lawrenceville Branch on January 22, 2010 and the sale of SBLS LLC’s SBA Lending Authority on April 6, 2010. See Note 2 to our consolidated financial statements for further discussion of assets held for sale.

Assets of discontinued operations decreased to zero at September 30, 2010 from $518.1 million at December 31, 2009, reflecting the completion of the sale of our Chicago Region on February 19, 2010 and the sale of our Texas Region on April 30, 2010. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Deposits decreased $424.1 million to $6.64 billion at September 30, 2010, from $7.06 billion at December 31, 2009. The decrease primarily reflects the sale of $364.9 million of deposits associated with our Northern Illinois Region in September 2010. Exclusive of this sale transaction, noninterest-bearing deposits and time deposits decreased $64.9 million and $66.0 million, respectively, partially offset by increases in interest-bearing demand and savings and money market deposits of $50.2 million and $21.5 million, respectively. The decrease in noninterest-bearing deposits primarily reflects a decrease in commercial deposit relationships as a result of the corresponding decrease in the overall level of commercial loans. The decrease in our time deposits reflects a shift in our deposit mix to interest-bearing demand and savings and money market deposits. The increase in our interest-bearing demand and savings and money market deposits reflects the shift in our deposit mix from time deposits and organic growth through our deposit development programs, including marketing campaigns coupled with enhanced product and service offerings.

Other borrowings, which are comprised of securities sold under agreements to repurchase and FHLB advances, decreased $399.9 million to $367.6 million at September 30, 2010, from $767.5 million at December 31, 2009. We utilized excess liquidity from cash and short-term investments to prepay $400.0 million of FHLB advances during 2010. We prepaid $200.0 million in FHLB advances during the first quarter of 2010 that were scheduled to mature in April and July 2010, and we prepaid an additional $200.0 million in FHLB advances during the third quarter of 2010 that were scheduled to mature in April and July 2011, as further discussed in Note 11 to our consolidated financial statements and under “—Liquidity.”

Accrued expenses and other liabilities increased $12.7 million to $99.7 million at September 30, 2010, from $87.0 million at December 31, 2009. The increase was primarily attributable to an increase in dividends payable on our Class C and Class D Preferred Stock and accrued interest payable on our junior subordinated debentures of $12.7 million and $9.7 million, respectively, as further discussed in Note 13 to our consolidated financial statements and under “—Recent Developments – Capital Plan,” partially offset by a reduction in other liabilities of $5.8 million attributable to payments owed for investment securities transactions.

Liabilities held for sale decreased $24.4 million to zero at September 30, 2010, from $24.4 million at December 31, 2009, reflecting the completion of the sale of our Lawrenceville Branch on January 22, 2010. See Note 2 to our consolidated financial statements for further discussion of assets and liabilities held for sale.

Liabilities of discontinued operations decreased $1.73 billion to zero at September 30, 2010, from $1.73 billion at December 31, 2009, reflecting the completion of the sale of our Chicago Region on February 19, 2010 and the sale of our Texas Region on April 30, 2010. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Stockholders’ equity, including noncontrolling interest in subsidiaries, was $393.7 million and $522.4 million at September 30, 2010 and December 31, 2009, respectively, reflecting a decrease of $128.7 million. The decrease during the first nine months of 2010 reflects:

➢	A net loss, including discontinued operations, of $140.3 million;

➢	Dividends declared of $12.7 million on our Class C and Class D Preferred Stock; and

➢	A decrease in noncontrolling interest in subsidiaries of $1.1 million associated with net losses in FB Holdings; partially offset by

➢
A net increase in accumulated other comprehensive income of $25.4 million primarily associated with changes in unrealized gains and losses on available-for-sale investment securities and derivative financial instruments.

Results of Operations

Net Income.  We recorded net losses, including discontinued operations, of $47.8 million and $140.3 million for the three and nine months ended September 30, 2010, respectively, compared to net losses, including discontinued operations, of $91.1 million and $273.8 million for the comparable periods in 2009. Our results of operations reflect the following:

➢
A provision for loan losses of $37.0 million and $162.0 million for the three and nine months ended September 30, 2010, respectively, compared to $107.0 million and $327.0 million for the comparable periods in 2009;

➢
Net interest income of $59.2 million and $183.3 million for the three and nine months ended September 30, 2010, respectively, compared to $70.0 million and $214.5 million for the comparable periods in 2009, which contributed to a decline in our net interest margin to 3.01% and 2.97% for the three and nine months ended September 30, 2010, respectively, compared to 3.03% and 3.20% for the comparable periods in 2009;

➢
Noninterest income of $17.3 million and $53.4 million for the three and nine months ended September 30, 2010, respectively, compared to $15.2 million and $56.3 million for the comparable periods in 2009;

➢
Noninterest expense of $88.8 million and $221.7 million for the three and nine months ended September 30, 2010, respectively, compared to $62.2 million and $188.7 million for the comparable periods in 2009;

➢
A provision for income taxes of $5.2 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, compared to $58,000 and $2.5 million for the comparable periods in 2009;

➢
Net income from discontinued operations, net of tax, of $6.2 million and $11.0 million for the three and nine months ended September 30, 2010, respectively, compared to net losses from discontinued operations of $8.4 million and $32.6 million for the comparable periods in 2009; and

➢
Net losses attributable to noncontrolling interest in subsidiaries of $618,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to $1.4 million and $6.2 million for the comparable periods in 2009.

The decrease in the provision for loan losses in 2010, as compared to the same period in 2009, was primarily driven by the significant decrease in the overall level of our loans, net of unearned discount, a decrease in net charge-offs, in addition to less severe asset migration to classified asset categories than the migration levels experienced during the first nine months of 2009, as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and net interest margin in 2010, as compared to the same period in 2009, was primarily attributable to higher average balances of lower-yielding short-term investments and investment securities, a substantially lower average balance of loans and a decrease in the yield on our investment securities portfolio,  partially offset by an increase in the yield on our loan portfolio and a significant decrease in deposit and borrowing costs, as further discussed under “—Net Interest Income.”

The decrease in our noninterest income in 2010, as compared to the same period in 2009, was primarily attributable to lower gains on loans sold and held for sale, lower gains on sales of investment securities, higher declines in the fair value of servicing rights and decreased bank-owned life insurance investment income, partially offset by lower net losses on derivative financial instruments, increased loan servicing fees and increased other income, primarily attributable to increased gains on sales of other real estate and the receipt of a litigation settlement of $2.6 million in the second quarter of 2010, as further discussed under “—Noninterest Income.”

The increase in our noninterest expense in 2010, as compared to the same period in 2009, primarily resulted from a $13.6 million operating loss resulting from suspected fraud involving a customer loan relationship, increases in write-downs and expenses on other real estate properties and increased FDIC insurance expenses, partially offset by reductions in salaries and employee benefits expense, information technology fees, postage, printing and supplies expenses, and advertising and business development expenses, as further discussed under “—Noninterest Expense.”

Our provision for income taxes primarily reflects our ongoing deferred tax asset valuation allowance. In addition, our provision for income taxes for the three and nine months ended September 30, 2010 reflects the reclassification of $6.8 million of accumulated other comprehensive income to provision for income taxes related to the expiration of the amortization period of the unrealized gain on certain of our interest rate swap agreements in September 2010, as further discussed under “—Provision for Income Taxes” and in Note 14 to our consolidated financial statements.

The increase in income from discontinued operations, net of tax, primarily reflects an $8.4 million gain recognized on the sale of our Chicago Region during the first quarter of 2010, a $5.0 million gain recognized on the sale of our Texas Region during the second quarter of 2010, and a $6.4 million gain recognized on the sale of our Northern Illinois Region during the third quarter of 2010.

The decrease in the net loss attributable to noncontrolling interest in subsidiaries reflects reduced expenses in FB Holdings related to lower balances of nonaccrual loans and other real estate during the first nine months of 2010, as compared to the same period in 2009, in addition to increased gains recognized on the sale of other real estate properties.

Net Interest Income.  Net interest income, expressed on a tax-equivalent basis, decreased to $59.3 million and $183.7 million for the three and nine months ended September 30, 2010, respectively, compared to $70.2 million and $215.2 million for the comparable periods in 2009. Our net interest margin declined to 3.01% and 2.97% for the three and nine months ended September 30, 2010, respectively, compared to 3.03% and 3.20% for the comparable periods in 2009.

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

We attribute the decline in our net interest margin and net interest income for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, to a higher average balance of short-term investments, which are currently yielding 25 basis points; a higher average balance of investment securities; a substantially lower average balance of loans; and a decrease in the yield on our investment securities portfolio;  partially offset by an increase in the yield on our loan portfolio and a significant decrease in deposit and borrowing costs. Derivative financial instruments that were previously entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates increased our net interest income by $1.9 million and $5.7 million for the three and nine months ended September 30, 2010, respectively, compared to $3.7 million and $10.5 million for the comparable periods in 2009. The average yield earned on our interest-earning assets decreased 31 and 63 basis points, respectively, to 3.99% for the three and nine months ended September 30, 2010, compared to 4.30% and 4.62% for the comparable periods in 2009, while the average rate paid on our interest-bearing liabilities decreased 60 and 72 basis points to 1.19% and 1.30% for the three and nine months ended September 30, 2010, respectively, compared to 1.79% and 2.02% for the comparable periods in 2009. Average interest-earning assets decreased $1.39 billion and $731.5 million to $7.81 billion and $8.27 billion for the three and nine months ended September 30, 2010, respectively, compared to $9.19 billion and $9.00 billion for the comparable periods in 2009. Average interest-bearing liabilities decreased $148.8 million to $6.40 billion for the three months ended September 30, 2010, compared to $6.55 billion for the comparable period in 2009, and increased $121.3 million to $6.47 billion for the nine months ended September 30, 2010, compared to $6.35 billion for the comparable period in 2009.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $70.3 million and $223.6 million for the three and nine months ended September 30, 2010, respectively, compared to $92.1 million and $287.7 million for the comparable periods in 2009. Average loans, net of unearned discount, decreased $1.97 billion and $1.77 billion to $5.29 billion and $5.80 billion for the three and nine months ended September 30, 2010, respectively, from $7.25 billion and $7.57 billion for the comparable periods in 2009. The decrease in average loans primarily reflects a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate, the exit of certain of our problem credit relationships and significant loan payoffs. The yield on our loan portfolio increased 24 basis points to 5.27% for the three months ended September 30, 2010, compared to 5.03% for the comparable period in 2009. The yield on our loan portfolio increased seven basis points to 5.15% for the nine months ended September 30, 2010, compared to 5.08% for the comparable period in 2009. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to the prime lending and LIBOR rate indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 59 and 66 basis points during the three and nine months ended September 30, 2010, respectively, compared to approximately 58 and 43 basis points during the comparable periods in 2009. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $1.9 million and $5.7 million for the three and nine months ended September 30, 2010, respectively, compared to $3.9 million and $11.8 million for the comparable periods in 2009 as further discussed under “—Interest Rate Risk Management.” We have been re-pricing our loan portfolio over the last several quarters to be more reflective of current market conditions by implementing interest rate floors and increasing margins to prime lending and LIBOR rates in accordance with the respective borrower’s credit risk profile. We expect the yield on our loan portfolio to improve in the near term as a result of improved pricing on existing relationships and charge-offs and foreclosures of nonaccrual loans. However, competitive conditions within our market areas may impact our ability to improve pricing in certain sectors.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $6.9 million and $18.8 million for the three and nine months ended September 30, 2010, respectively, compared to $6.2 million and $20.2 million for the comparable periods in 2009. Average investment securities increased to $1.15 billion and $910.4 million for the three and nine months ended September 30, 2010, respectively, compared to $709.2 million and $649.7 million for the comparable periods in 2009. We continue to utilize a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to increase our net interest income. The yield earned on our investment portfolio was 2.39% and 2.76% for the three and nine months ended September 30, 2010, respectively, compared to 3.48% and 4.17% for the comparable periods in 2009, reflecting the overall decline in short-term interest rates during the periods as well as the sale of higher-yielding available-for-sale investment securities throughout 2009 to reposition our investment securities portfolio from securities that carried relatively high risk-weightings for regulatory capital purposes to lower risk-weighted investments.

Dividends on our FHLB and FRB stock were $466,000 and $1.5 million for the three and nine months ended September 30, 2010, respectively, compared to $629,000 and $1.6 million for the comparable periods in 2009. Average FHLB and FRB stock was $48.6 million and $54.2 million for the three and nine months ended September 30, 2010, respectively, compared to $60.7 million and $54.8 million for the comparable periods in 2009. The decrease in the average balance reflects the redemption of $2.3 million and $6.6 million of FRB stock during the three and nine months ended September 30, 2010, respectively, and $9.4 million and $18.3 million of FHLB stock during the three and nine months ended September 30, 2010, respectively, associated with the prepayment of $400.0 million of FHLB advances during 2010, as previously discussed. The yield earned on our FHLB and FRB stock was 3.81% for the three and nine months ended September 30, 2010, compared to 4.11% and 3.84% for the three and nine months ended September 30, 2009, respectively.

Interest income on our short-term investments was $841,000 and $2.8 million for the three and nine months ended September 30, 2010, respectively, compared to $765,000 and $1.7 million for the comparable periods in 2009. Average short-term investments were $1.32 billion and $1.50 billion for the three and nine months ended September 30, 2010, respectively, compared to $1.17 billion and $728.8 million for the comparable periods in 2009. The yield earned on our short-term investments was 0.25% for the three and nine months ended September 30, 2010, compared to 0.26% and 0.31% for the three and nine months ended September 30, 2009, respectively, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%, and an overall decline in short-term interest rates over the periods. We increased our overall liquidity position during 2009 and 2010 in anticipation of the significant cash outflows associated with the completion and expected completion of certain transactions associated with our Capital Plan, including the sale of our Chicago Region on February 19, 2010, the sale of our Texas Region on April 30, 2010 and the sale of our Northern Illinois Region in September 2010, as further discussed under “—Liquidity” and in Note 2 to our consolidated financial statements. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and maintain significant liquidity in light of the current economic downturn, has negatively impacted our net interest margin.

Interest expense on our interest-bearing deposits decreased to $14.6 million and $46.2 million for the three and nine months ended September 30, 2010, respectively, from $23.1 million and $76.7 million for the comparable periods in 2009. Average interest-bearing deposits were $5.53 billion and $5.50 billion for the three and nine months ended September 30, 2010, respectively, compared to $5.54 billion and $5.51 billion for the comparable periods in 2009, reflecting anticipated reductions of higher rate certificates of deposits, partially offset by an increase in average interest-bearing demand accounts. The mix of our deposit portfolio volumes reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. The decreases in our average time and savings and money market deposits of $84.2 million, in the aggregate, for the first nine months of 2010, as compared to the same period in 2009, were partially offset by increases in interest-bearing demand deposits of $80.1 million. Average noninterest-bearing demand deposits increased $84.2 million to $1.15 billion for the nine months ended September 30, 2010, from $1.07 billion for the comparable period in 2009. The aggregate weighted average rate paid on our deposit portfolio was 1.05% and 1.12% for the three and nine months ended September 30, 2010, respectively, compared to 1.65% and 1.86% for the comparable periods in 2009, reflective of the re-pricing of certificates of deposits to current market interest rates upon maturity, and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 1.75% and 1.86% for the three and nine months ended September 30, 2010, respectively, from 2.85% and 3.09% for the comparable periods in 2009; the average rate paid on our savings and money market deposit portfolio declined to 0.67% and 0.72% for the three and nine months ended September 30, 2010, respectively, from 0.94% and 1.13% for the comparable periods in 2009; and the average rate paid on our interest-bearing demand deposits declined to 0.15% and 0.16% for the three and nine months ended September 30, 2010, respectively, from 0.18% and 0.19% for the comparable periods in 2009. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs as certain of our certificates of deposit continue to re-price to current market interest rates upon maturity, as money market accounts re-price from promotional rates to current market interest rates and as we implement certain product modifications designed to enhance overall product offerings to our customer base.

Interest expense on our other borrowings was $1.3 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, compared to $2.9 million and $6.8 million for the comparable periods in 2009. Average other borrowings were $521.6 million and $614.3 million for the three and nine months ended September 30, 2010, respectively, compared to $659.8 million and $489.0 million for the comparable periods in 2009. The increase in average other borrowings for the nine months ended September 30, 2010, as compared to the same period in 2009, reflects higher levels of FHLB advances in anticipation of the expected completion of certain transactions associated with our Capital Plan, including the sales of our Chicago, Texas and Northern Illinois Regions; partially offset by a decrease in average daily repurchase agreements and FRB borrowings. The decrease in average other borrowings for the three months ended September 30, 2010, as compared to the same period in 2009, reflects the prepayment of $200.0 million of FHLB advances in the first quarter of 2010 and an additional $200.0 million of FHLB advances in the third quarter of 2010. See further discussion regarding activity in other borrowings in Note 11 to our consolidated financial statements and under “—Liquidity.” The aggregate weighted average rate paid on our other borrowings was 0.95% and 1.57% for the three and nine months ended September 30, 2010, respectively, compared to 1.71% and 1.87% for the comparable periods in 2009, reflecting the overall decline in short-term interest rates during the periods.

Interest expense on our subordinated debentures was $3.4 million and $9.7 million for the three and nine months ended September 30, 2010, respectively, compared to $3.6 million and $12.4 million for the comparable periods in 2009. Average subordinated debentures were $353.9 million for the three and nine months ended September 30, 2010 and 2009. The aggregate weighted average rate on our subordinated debentures was 3.82% and 3.67% for the three and nine months ended September 30, 2010, respectively, compared to 3.99% and 4.67% for the comparable periods in 2009. The aggregate weighted average rates and the level of interest expense reflect: (a) the overall reduction in LIBOR rates, and the impact to the related spreads to LIBOR during the periods; and (b) entrance into four interest rate swap agreements during 2008 with an aggregate notional amount of $125.0 million that effectively converted the interest payments on certain of our subordinated debentures from a variable rate to a fixed rate. In August 2009, we discontinued hedge accounting on these interest rate swap agreements due to the deferral of interest payments on our trust preferred securities, and as such, the net interest recorded on the interest rate swap agreements was recorded as noninterest income effective August 2009, as further described under “—Interest Rate Risk Management” and in Note 12 and Note 16 to our consolidated financial statements. Interest expense on our subordinated debentures for the three and nine months ended September 30, 2009 includes $260,000 and $1.3 million, respectively, of interest expense associated with these interest rate swap agreements.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS

Interest-earning assets:
Loans (1)(2)(3)(4)	$5,288,738	70,311	5.27%	$7,253,882	92,053	5.03%	$5,802,930	223,601	5.15%	$7,568,325	287,694	5.08%
Investment securities (4)	1,149,845	6,941	2.39	709,213	6,226	3.48	910,360	18,814	2.76	649,713	20,242	4.17
FHLB and FRB stock	48,573	466	3.81	60,725	629	4.11	54,164	1,542	3.81	54,752	1,573	3.84
Short-term investments	1,322,293	841	0.25	1,171,017	765	0.26	1,502,680	2,847	0.25	728,808	1,669	0.31
Total interest-earning assets	7,809,449	78,559	3.99	9,194,837	99,673	4.30	8,270,134	246,804	3.99	9,001,598	311,178	4.62
Nonearning assets	457,993			544,151			450,508			635,171
Assets of discontinued operations	125,627			927,174			293,409			907,312
Total assets	$8,393,069			$10,666,162			$9,014,051			$10,544,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$940,809	347	0.15%	$853,863	395	0.18%	$910,562	1,084	0.16%	$830,449	1,169	0.19%
Savings and money market	2,195,364	3,686	0.67	2,278,585	5,395	0.94	2,187,951	11,738	0.72	2,224,556	18,833	1.13
Time deposits of $100 or more	924,823	4,044	1.73	846,926	6,076	2.85	916,590	12,592	1.84	858,758	19,989	3.11
Other time deposits	1,465,628	6,507	1.76	1,557,921	11,209	2.85	1,485,957	20,777	1.87	1,591,391	36,692	3.08
Total interest-bearing deposits	5,526,624	14,584	1.05	5,537,295	23,075	1.65	5,501,060	46,191	1.12	5,505,154	76,683	1.86
Other borrowings	521,588	1,251	0.95	659,784	2,851	1.71	614,323	7,194	1.57	488,978	6,849	1.87
Notes payable (5)	—	—	—	—	—	—	—	—	—	—	37	—
Subordinated debentures (3)	353,953	3,410	3.82	353,876	3,555	3.99	353,934	9,710	3.67	353,857	12,365	4.67
Total interest-bearing liabilities	6,402,165	19,245	1.19	6,550,955	29,481	1.79	6,469,317	63,095	1.30	6,347,989	95,934	2.02
Noninterest-bearing liabilities:
Demand deposits	1,147,848			1,098,483			1,154,724			1,070,483
Other liabilities	111,914			96,877			105,511			95,695
Liabilities of discontinued operations	300,076			2,150,685			808,682			2,155,162
Total liabilities	7,962,003			9,897,000			8,538,234			9,669,329
Stockholders’ equity	431,066			769,162			475,817			874,752
Total liabilities and stockholders’ equity	$8,393,069			$10,666,162			$9,014,051			$10,544,081

Net interest income		59,314			70,192			183,709			215,244
Interest rate spread			2.80			2.51			2.69			2.60
Net interest margin (6)			3.01%			3.03%			2.97%			3.20%
____________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $125,000 and $394,000 for the three and nine months ended September 30, 2010, respectively, and $221,000 and $699,000 for the comparable periods in 2009.

(5)	Interest expense on our notes payable reflects commitment fees for the three and nine months ended September 30, 2009.
(6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended September 30, 2010 Compared to 2009			Nine Months Ended September 30, 2010 Compared to 2009
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)
Taxable	$(25,728)	4,186	(21,542)	(67,527)	3,880	(63,647)
Tax-exempt (4)	(312)	112	(200)	(834)	388	(446)
Investment securities:
Taxable	3,022	(2,231)	791	6,642	(7,643)	(1,001)
Tax-exempt (4)	(81)	5	(76)	(430)	3	(427)
FHLB and FRB stock	(119)	(44)	(163)	(18)	(13)	(31)
Short-term investments	104	(28)	76	1,550	(372)	1,178
Total interest income	(23,114)	2,000	(21,114)	(60,617)	(3,757)	(64,374)
Interest paid on:
Interest-bearing demand deposits	31	(79)	(48)	109	(194)	(85)
Savings and money market deposits	(193)	(1,516)	(1,709)	(308)	(6,787)	(7,095)
Time deposits	(103)	(6,631)	(6,734)	(1,085)	(22,227)	(23,312)
Other borrowings	(513)	(1,087)	(1,600)	1,562	(1,217)	345
Notes payable (5)	—	—	—	(37)	—	(37)
Subordinated debentures (3)	1	(146)	(145)	3	(2,658)	(2,655)
Total interest expense	(777)	(9,459)	(10,236)	244	(33,083)	(32,839)
Net interest income	$(22,337)	11,459	(10,878)	(60,861)	29,326	(31,535)
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effect of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable reflects commitment fees for the three and nine months ended September 30, 2009.

Provision for Loan Losses. We recorded a provision for loan losses of $37.0 million and $162.0 million for the three and nine months ended September 30, 2010, respectively, compared to $107.0 million and $327.0 million for the comparable periods in 2009. The decrease in the provision for loan losses was primarily driven by the significant decrease in loans, net of unearned discount, during the three and nine months ended September 30, 2010, as compared to the same periods in 2009, a decrease in net loan charge-offs and less severe asset migration to classified asset categories during the three and nine months ended September 30, 2010 than the migration levels experienced during the three and nine months ended September 30, 2009.

Our nonaccrual loans were $471.8 million at September 30, 2010, compared to $491.6 million at June 30, 2010, $657.9 million at March 31, 2010 and $691.1 million at December 31, 2009. The decrease in the overall level of nonaccrual loans during the first nine months of 2010 was primarily driven by gross loan charge-offs of $246.1 million and transfers to other real estate of $131.0 million exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.”

Our net loan charge-offs were $52.9 million and $202.1 million for the three and nine months ended September 30, 2010, respectively, compared to $103.6 million and $256.5 million for the comparable periods in 2009.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income.   Noninterest income was $17.3 million and $53.4 million for the three and nine months ended September 30, 2010, respectively, compared to $15.2 million and $56.3 million for the comparable periods in 2009. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income. The decrease in our noninterest income for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to lower gains on loans sold and held for sale, lower gains on sales of investment securities, higher declines in the fair value of servicing rights and decreased bank-owned life insurance investment income; partially offset by lower net losses on derivative financial instruments, increased loan servicing fees and increased other income, primarily due to increased gains on sales of other real estate and the receipt of a litigation settlement of $2.6 million in the second quarter of 2010.

Service charges on deposit accounts and customer service fees were $11.2 million and $32.5 million for the three and nine months ended September 30, 2010, respectively, compared to $11.4 million and $32.8 million for the comparable periods in 2009, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in the deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during the periods.

The gain on loans sold and held for sale was $4.1 million and $7.3 million for the three and nine months ended September 30, 2010, respectively, compared to $2.2 million and $9.6 million for the comparable periods in 2009. The gain on sale of mortgage loans was $4.1 million and $7.3 million for the three and nine months ended September 30, 2010, respectively, compared to $1.4 million and $8.0 million for the comparable periods in 2009. The increase during the three months ended September 30, 2010 as compared to the same period in 2009, was due to the increase in the volume of mortgage loans originated and subsequently sold in the secondary market during the periods associated with the significant decline in mortgage interest rates during the third quarter of 2010 and the resulting refinancing activity. The gain on sale of SBA loans decreased to $18,000 and $230,000 for the three and nine months ended September 30, 2010, respectively, compared to $813,000 and $1.7 million for the comparable periods in 2009 due to lower origination volume within this segment.

We recorded net losses on investment securities of $2,000 for the three months ended September 30, 2010 and net gains of $553,000 for the nine months ended September 30, 2010, compared to net gains of $3.1 million and $4.3 million for the comparable periods in 2009. Throughout 2009 and, to a lesser extent in 2010, we sold available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments.

BOLI investment income was $25,000 and $120,000 for the three and nine months ended September 30, 2010, respectively, compared to $84,000 and $646,000 for the comparable periods in 2009. The decrease in BOLI investment income is reflective of a decline in the average balance of BOLI between the periods. In June 2009, we terminated our largest insurance policy resulting in a reduction in the carrying value of our BOLI investment of approximately $93.1 million. In January 2010, we terminated an additional insurance policy which had a carrying value of $19.8 million, and in the third quarter of 2010, we liquidated our remaining BOLI policies which had an aggregate carrying value of approximately $6.7 million.

We recorded net losses on derivative instruments of $849,000 and $2.9 million for the three and nine months ended September 30, 2010, respectively, primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our subordinated debentures, as further described under “—Interest Rate Risk Management” and in Note 16 to our consolidated financial statements. We recorded net losses on derivative instruments of $4.8 million and $4.4 million for the three and nine months ended September 30, 2009, respectively, attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures that was reclassified from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009. These losses were partially offset by income generated from the issuance of our customer interest rate swap agreements of $279,000 and $681,000 for the three and nine months ended September 30, 2009, respectively.

We recorded net losses associated with changes in the fair value of mortgage and SBA servicing rights of $3.4 million and $6.2 million for the three and nine months ended September 30, 2010, respectively, compared to net losses of $684,000 and $2.4 million for the comparable periods in 2009. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio. The increase in net losses in 2010 is primarily due to the decline in mortgage interest rates to historically low levels during the third quarter of 2010.

Loan servicing fees were $2.2 million and $6.7 million for the three and nine months ended September 30, 2010, respectively, compared to $2.2 million and $6.4 million for the comparable periods in 2009, and are primarily attributable to fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

Other income was $4.0 million and $15.3 million for the three and nine months ended September 30, 2010, respectively, compared to $1.8 million and $9.4 million for the comparable periods in 2009. The increase is primarily attributable to the receipt of a litigation settlement of $2.6 million recognized in the second quarter of 2010, a gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville Branch, as further described in Note 2 to our consolidated financial statements, and increased gains on sales of other real estate. Net gains on sales of other real estate were $1.2 million and $4.1 million for the three and nine months ended September 30, 2010, respectively, compared to net losses of $1.4 million and net gains of $40,000 for the comparable periods in 2009.

Noninterest Expense. Noninterest expense was $88.8 million and $221.7 million for the three and nine months ended September 30, 2010, respectively, compared to $62.2 million and $188.7 million for the comparable periods in 2009. The increase in our noninterest expense in 2010, as compared to the same period in 2009, primarily resulted from a $13.6 million operating loss resulting from suspected fraud involving a customer loan relationship, increases in write-downs and expenses on other real estate properties, and increased FDIC insurance expense, partially offset by reductions in salaries and employee benefits expense, information technology fees, postage printing and supplies expenses, and advertising and business development expenses.

Salaries and employee benefits expense was $22.9 million and $66.7 million for the three and nine months ended September 30, 2010, respectively, compared to $22.6 million and $68.6 million for the comparable periods in 2009. The overall decrease in salaries and employee benefits expense in 2010, as compared to the same period in 2009, is primarily attributable to the completion of certain staff reductions in 2009 and 2010 and a decline in incentive compensation expense commensurate with our earnings performance. Our total full-time equivalent employees (FTEs), excluding discontinued operations, decreased to 1,471 at September 30, 2010, from 1,603 at December 31, 2009 and 1,633 at September 30, 2009, representing decreases of 8.2% and 9.9%, respectively. The decrease in salaries and employee benefits expense is also reflective of a decline in other benefits expenses, including 401(k) matching contributions, which were eliminated in April 2009, and compensation expense related to the performance of the underlying investments in our nonqualified deferred compensation plan, partially offset by an increase in severance expense as a result of certain profit improvement initiatives.

Occupancy, net of rental income, and furniture and equipment expense was $10.8 million and $32.7 million for the three and nine months ended September 30, 2010, respectively, compared to $10.9 million and $32.7 million for the comparable periods in 2009. The expense levels reflect occupancy expense associated with depreciation expense and standard rental increases pursuant to existing lease obligations at several of our branch and operations facilities, coupled with furniture, fixtures and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased to $753,000 and $2.7 million for the three and nine months ended September 30, 2010, respectively, from $1.0 million and $3.3 million for the comparable periods in 2009, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology and item processing fees decreased to $6.8 million and $21.2 million for the three and nine months ended September 30, 2010, respectively, from $7.5 million and $23.5 million for the comparable periods in 2009. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 8 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions.

Legal, examination and professional fees increased to $3.4 million and $9.8 million for the three and nine months ended September 30, 2010, respectively, compared to $3.0 million and $8.9 million for the comparable periods in 2009. The increase in legal, examination and professional fees primarily reflects higher legal expenses associated with our divestiture activities in addition to our collection and foreclosure efforts associated with the significant increase in the level of average nonperforming assets and ongoing litigation matters. We anticipate legal, examination and professional fees to remain at higher than historical levels until economic conditions stabilize primarily as a result of higher legal and professional fees associated with foreclosure efforts on problem loans, other collection efforts and ongoing litigation matters.

Amortization of intangible assets was $829,000 and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared to $989,000 and $3.0 million for the comparable periods in 2009, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions.

Advertising and business development expense decreased to $261,000 and $949,000 for the three and nine months ended September 30, 2010, respectively, from $320,000 and $1.5 million for the comparable periods in 2009, reflecting the implementation of certain profit improvement initiatives and management’s efforts to reduce these expenditures in light of the current economic environment.

FDIC insurance expense was $5.9 million and $16.8 million for the three and nine months ended September 30, 2010, respectively, compared to $4.0 million and $14.8 million for the comparable periods in 2009. The increase in FDIC insurance expense for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to the increase in premiums related to the increased risk assessment rating, partially offset by a special assessment of $4.8 million recorded in the second quarter of 2009 in conjunction with a special assessment paid on September 30, 2009 of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.

Write-downs and expenses on other real estate were $14.4 million and $31.9 million for the three and nine months ended September 30, 2010, respectively, compared to $3.9 million and $11.4 million for the comparable periods in 2009, and include write-downs related to the revaluation of certain properties of $12.7 million and $23.6 million for the three and nine months ended September 30, 2010, respectively, compared to $335,000 and $1.5 million for the comparable periods in 2009. Other real estate expenses, exclusive of write-downs, such as taxes and repairs and maintenance, were $1.8 million and $8.4 million for the three and nine months ended September 30, 2010, respectively, compared to $3.6 million and $9.9 million for the comparable periods in 2009. During the first quarter of 2010, we recorded a write-down of $3.0 million related to a decrease in the fair value of a single property located in Northern California. During the second quarter of 2010, we recorded a write-down of $2.8 million related to a decrease in the fair value on a single property located in Southern California and a write-down of $1.4 million on a single property located in Florida. During the third quarter of 2010, we recorded a write-down of $9.0 million on a single property located in Southern California to position the carrying value to an agreed upon sales price. The overall higher than historical level of expenses on other real estate is primarily due to expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. The balance of our other real estate properties was $170.7 million at September 30, 2010, as compared to $186.4 million at June 30, 2010, $125.2 million at December 31, 2009 and $164.0 million at September 30, 2009. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the high level of our other real estate balances and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense was $22.8 million and $36.3 million for the three and nine months ended September 30, 2010, respectively, compared to $8.0 million and $21.0 million for the comparable periods in 2009. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The changes in the overall level of other expense for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, reflect the following:

➢	An operating loss of $13.6 million for the three and nine months ended September 30, 2010 resulting from suspected fraud involving a customer loan relationship;

➢	A litigation settlement of $1.0 million for the three and nine months ended September 30, 2010;

➢
Loan expenses associated with collection efforts related to asset quality matters of $962,000 and $4.2 million for the three and nine months ended September 30, 2010, respectively, compared to $1.6 and $4.2 million for the comparable periods in 2009;

➢	Prepayment penalties of $1.9 million for the three and nine months ended September 30, 2010 associated with the prepayment of $200.0 million in FHLB advances during the third quarter of 2010;

➢
Overdraft losses, net of recoveries, of $554,000 and $1.4 million for the three and nine months ended September 30, 2010, respectively, compared to $819,000 and $2.3 million for the comparable periods in 2009; and

➢	Profit improvement initiatives and management’s efforts to reduce overall expense levels.

Provision for Income Taxes.  We recorded a provision for income taxes of $5.2 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, compared to $58,000 and $2.5 million for the comparable periods in 2009. The provision for income taxes during 2010 and 2009 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 14 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

The provision for income taxes for the three and nine months ended September 30, 2010 also reflects a provision for income taxes of $6.8 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain of our loans. These interest rate swap agreements were terminated in December 2008, and as a result, the unrealized gain at the date of termination of $20.8 million was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates through September 2010. During the third quarter of 2010, we recorded a provision for income taxes of $6.8 million related to the expiration of the amortization period of the unrealized gain on the interest rate swap agreements with a corresponding increase to accumulated other comprehensive income. The provision for income taxes also reflects a $2.1 million benefit related to the expiration of the statute of limitations, and the related reversal of certain reserves, on a number of uncertain tax positions and expense of $240,000 related to the termination of our remaining BOLI policies.

The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 14 to our consolidated financial statements.

Net Loss Attributable to Noncontrolling Interest in Subsidiaries. Net losses attributable to noncontrolling interest in subsidiaries were $618,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to $1.4 million and $6.2 million for the comparable periods in 2009, and were comprised of the following:

➢
The noncontrolling interest in the net losses in FB Holdings of $618,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to $1.4 million and $5.8 million for the comparable periods in 2009. The decrease is reflective of lower balances of nonaccrual loans and other real estate in FB Holdings during the first nine months of 2010 as compared to the same period in 2009, in addition to increased gains recognized on the sale of other real estate properties; and

➢	The noncontrolling interest in the net losses in SBLS LLC of zero and $448,000 for the three and nine months ended September 30, 2009, respectively.

Noncontrolling interest in our subsidiaries is more fully described in Note 8 to our consolidated financial statements.

Income (Loss) from Discontinued Operations, Net of Tax. We recorded income from discontinued operations, net of tax, of $6.2 million and $11.0 million for the three and nine months ended September 30, 2010, respectively, compared to net losses of $8.4 million and $32.6 million for the comparable periods in 2009. The net income from discontinued operations, net of tax, for the nine months ended September 30, 2010 is reflective of the following:

➢
A gain of $8.4 million during the first quarter of 2010 associated with the sale of our Chicago Region on February 19, 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of approximately $26.3 million; and

➢
A gain of $5.0 million during the second quarter of 2010 associated with the sale of our Texas Region on April 30, 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of approximately $20.0 million; and

➢
A gain of $6.4 million during the third quarter of 2010 associated with the sale of our Northern Illinois Region during September 2010 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of approximately $9.7 million; partially offset by

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

The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Executive Vice President of Retail Banking, Director of Risk Management and Audit and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.4% of net interest income, based on assets and liabilities at September 30, 2010. At September 30, 2010, we remain in an asset-sensitive position and, thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the increased volumes of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of September 30, 2010, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$3,203,776	317,345	503,360	983,794	59,111	5,067,386
Investment securities	106,924	80,833	161,910	790,351	185,888	1,325,906
FHLB and FRB stock	40,211	—	—	—	—	40,211
Short-term investments	1,012,500	—	—	—	—	1,012,500
Total interest-earning assets	$4,363,411	398,178	665,270	1,774,145	244,999	7,446,003
Interest-bearing liabilities:
Interest-bearing demand deposits	$344,638	214,234	139,718	102,460	130,403	931,453
Money market deposits	1,946,553	—	—	—	—	1,946,553
Savings deposits	42,045	34,625	29,679	42,045	98,928	247,322
Time deposits	662,874	652,593	618,224	425,771	95	2,359,557
Other borrowings	147,615	—	—	220,000	—	367,615
Subordinated debentures	282,481	—	—	—	71,481	353,962
Total interest-bearing liabilities	3,426,206	901,452	787,621	790,276	300,907	6,206,462
Effect of interest rate swap agreements	(125,000)	—	25,000	100,000	—	—
Total interest-bearing liabilities after the effect of interest rate swap agreements	$3,301,206	901,452	812,621	890,276	300,907	6,206,462
Interest-sensitivity gap:
Periodic	$1,062,205	(503,274)	(147,351)	883,869	(55,908)	1,239,541
Cumulative	1,062,205	558,931	411,580	1,295,449	1,239,541
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	1.32	0.44	0.82	1.99	0.81	1.20
Cumulative	1.32	1.13	1.08	1.22	1.20
________________________________
(1)	Loans are presented net of unearned discount.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;
➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;
➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and
➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.24 billion, or 15.7% of our total assets, and $2.67 billion, or 25.3% of our total assets, at September 30, 2010 and December 31, 2009, respectively. We were in an overall asset-sensitive position on a cumulative basis through the twelve-month time horizon of $411.6 million, or 5.2% of our total assets, and $2.61 billion, or 24.7% of our total assets, at September 30, 2010 and December 31, 2009, respectively.

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

The derivative financial instruments we held as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010		December 31, 2009
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$125,000	—	125,000	—
Customer interest rate swap agreements	55,721	1,061	80,194	683
Interest rate lock commitments	119,000	2,940	36,000	369
Forward commitments to sell mortgage-backed securities	135,000	—	61,000	647
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

The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We realized net interest income on our derivative financial instruments of $1.9 million and $5.7 million for the three and nine months ended September 30, 2010, respectively, compared to $3.7 million and $10.5 million for the comparable periods in 2009. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans and recorded a pre-tax gain of $20.8 million, in the aggregate, which was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010. Consequently, our future net interest income and net interest margin will be negatively impacted by the conclusion of the amortization period associated with the aggregate pre-tax gain in September 2010. Net interest income on our derivative financial instruments included $1.9 million and $5.7 million of such amortized gain for the three and nine months ended September 30, 2010, respectively, compared to $3.9 million and $11.8 million for the comparable periods in 2009. The increase to net interest income for the three and nine months ended September 30, 2009 was partially offset by $260,000 and $1.3 million, respectively, of the net interest differential on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures, as further discussed below.

We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $849,000 and $2.9 million for the three and nine months ended September 30, 2010, respectively, compared to net losses on derivative instruments of $4.8 million $4.4 million for the comparable periods in 2009. The net loss on derivative instruments for 2010 is solely attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our subordinated debentures. The net loss on derivative instruments for the three and nine months ended September 30, 2009 is primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our subordinated debentures that was reclassified from accumulated other comprehensive income to net loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009.  In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements, which was recorded as interest expense on subordinated debentures in the consolidated statements of operations, was recorded as a net reduction of noninterest income effective August 2009. The net losses on our derivative instruments for the three and nine months ended September 30, 2009 was partially offset by income generated from the issuance of our customer interest rate swap agreements of $279,000 and $681,000, respectively.

Our derivative financial instruments are more fully described in Note 16 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition.  Loans, net of unearned discount, represented 64.2% of our assets as of September 30, 2010, compared to 62.4% of our assets at December 31, 2009. Loans, net of unearned discount, decreased $1.54 billion to $5.07 billion at September 30, 2010 from $6.61 billion at December 31, 2009. The following table summarizes the composition of our loan portfolio by category at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,172,531	1,692,922
Real estate construction and development	697,458	1,052,922
Real estate mortgage:
One-to-four family residential	1,096,935	1,279,166
Multi-family residential	174,187	223,044
Commercial real estate	1,840,277	2,269,372
Consumer and installment, net of unearned discount	34,971	48,183
Loans held for sale	51,027	42,684
Loans, net of unearned discount	$5,067,386	6,608,293

The following table summarizes the composition of our loan portfolio by geographic region and/or subsidiary at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$345,123	375,764
Florida	256,266	320,235
Northern California	713,467	844,526
Southern California	1,380,203	1,775,562
Chicago	281,685	368,434
Missouri	1,029,795	1,365,168
Texas	348,671	517,066
First Bank Business Capital, Inc	63,072	75,254
Northern and Southern Illinois (1)	449,179	729,344
Other	199,925	236,940
Total	$5,067,386	6,608,293
_________________
(1)
The decrease during the first nine months of 2010 reflects the sale of $137.4 million of our Northern Illinois Region loans in September 2010, as further described below and in Note 2 to our consolidated financial statements.

We attribute the net decrease in our loan portfolio during the first nine months of 2010 primarily to:

➢
A decrease of $520.4 million in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $40.2 million, the sale of $18.1 million of commercial, financial and agricultural loans in our Northern Illinois Region, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $355.5 million in our real estate construction and development portfolio primarily attributable to gross loan charge-offs of $112.1 million, transfers to other real estate of $98.2 million and other loan activity. The following table summarizes the composition of our real estate construction and development portfolio by region as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Northern California	$87,846	100,543
Southern California	257,536	435,051
Chicago	79,528	115,141
Missouri	84,067	152,736
Texas	148,630	185,084
Florida	4,465	12,792
Northern and Southern Illinois	34,087	50,713
Other	1,299	862
Total	$697,458	1,052,922

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio. As a result of the asset quality deterioration, we focused on reducing our exposure to this portfolio segment and have decreased the portfolio balance over the last eleven quarters by $1.44 billion, or 67.4%, from $2.14 billion at December 31, 2007 to $697.5 million at September 30, 2010. Of the remaining portfolio balance of $697.5 million, $209.6 million, or 30.1%, of loans were in a nonaccrual status as of September 30, 2010 and $158.9 million, or 22.8%, of loans were considered potential problem loans, as further discussed below;

➢
A decrease of $182.2 million in our one-to-four family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $52.1 million, transfers to other real estate of $17.8 million, the sale of $18.1 million of such loans in our Northern Illinois Region and principal payments. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

One-to-four family residential real estate:
Non-Mortgage Division portfolio	$252,872	332,653
Mortgage Division portfolio, excluding Florida	295,604	340,201
Florida portfolio	136,255	179,985
Home equity portfolio	412,204	426,327
Total	$1,096,935	1,279,166

Our Non-Mortgage Division portfolio consists of prime mortgage loans originated to customers from our retail branch banking network. As of September 30, 2010, approximately $14.6 million, or 5.8%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $79.8 million, or 24.0%, during the first nine months of 2010 is primarily attributable to prepayments associated with the ongoing mortgage refinance environment and the sale of $10.7 million of such loans in our Northern Illinois Region.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. This portfolio of one-to-four family residential real estate loans has decreased $198.6 million, or 40.2%, from $494.2 million at December 31, 2007. We continue to experience significant distress within this portfolio of loans and recorded net loan charge-offs of $12.8 million on this portfolio during the first nine months of 2010. As of September 30, 2010, approximately $96.3 million, or 32.6%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $66.6 million, including those loans modified in HAMP of $46.6 million, and nonaccrual loans of $29.7 million.

Our Florida portfolio consists primarily of prime and Alt A mortgage loans. This portfolio of one-to-four family residential real estate loans has decreased $123.8 million, or 47.6%, from $260.1 million at December 31, 2007.  We continue to experience significant distress within this portfolio of loans and recorded net loan charge-offs of $24.7 million on this portfolio during the first nine months of 2010. As of September 30, 2010, approximately $26.0 million, or 19.1%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $12.4 million, including those loans modified in HAMP of $2.8 million, and nonaccrual loans of $13.6 million.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. As of September 30, 2010, approximately $5.3 million, or 1.3%, of this portfolio is on nonaccrual status The decrease in this portfolio of $14.1 million, or 3.3%, during the first nine months of 2010 is primarily attributable to gross loan charge-offs of $7.0 million and the sale of $7.4 million of such loans in our Northern Illinois Region.

➢
A decrease of $48.9 million in our multi-family residential real estate portfolio primarily attributable to gross loan charge-offs of $7.2 million, the sale of $8.3 million of such loans in our Northern Illinois Region, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $429.1 million in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $33.7 million, transfers to other real estate of $16.7 million, the sale of $83.5 million of such loans in our Northern Illinois Region and our efforts to reduce our exposure to commercial real estate in the current economic environment;

➢
A decrease of $13.2 million in our consumer and installment portfolio, net of unearned discount, reflecting a decrease in unearned discount of $2.0 million, the sale of $1.5 million of such loans in our Northern Illinois Region, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets; partially offset by

➢	An increase of $8.3 million in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales into the secondary mortgage and small business markets.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)
Nonperforming Assets: (1)
Nonaccrual loans:
Commercial, financial and agricultural	$69,381	41,408
Real estate construction and development	209,605	407,077
One-to-four family residential mortgage	63,333	112,236
Multi-family residential mortgage	15,324	14,734
Commercial real estate mortgage	113,802	115,312
Consumer and installment	361	337
Total nonaccrual loans	471,806	691,104
Other real estate	170,659	125,226
Other repossessed assets	352	1,685
Total nonperforming assets	$642,817	818,015

Loans, net of unearned discount	$5,067,386	6,608,293

Performing troubled debt restructurings	$99,221	54,336

Loans past due 90 days or more and still accruing	$5,546	3,807

Ratio of:
Allowance for loan losses to loans	4.46%	4.03%
Nonaccrual loans to loans	9.31	10.46
Allowance for loan losses to nonaccrual loans	47.91	38.55
Nonperforming assets to loans, other real estate and repossessed assets	12.27	12.15
_________________
(1)
During the first quarter of 2010, the Company modified its definition of nonperforming assets to exclude performing troubled debt restructurings because these loans were performing in accordance with their current or modified terms. Prior periods have been adjusted for this reclassification.

Our nonperforming assets, consisting of nonaccrual loans, other real estate owned and repossessed assets, were $642.8 million, $679.8 million, $793.9 million and $818.0 million at September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, respectively. Our nonperforming assets at September 30, 2010 included $38.4 million, comprised of $7.6 million of nonaccrual loans and $30.8 million of other real estate owned, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family.

We attribute the $219.3 million net decrease in our nonaccrual loans during the nine months ended September 30, 2010 to the following:

➢
A decrease in nonaccrual loans of $197.5 million in our real estate construction and development loan portfolio driven by gross loan charge-offs of $112.1 million, transfers to other real estate of $98.2 million and the receipt of cash and other consideration of $89.1 million on our former largest nonaccrual loan relationship during the second quarter of 2010, partially offset by additions to nonaccrual loans during the nine months ended September 30, 2010. Although the level of deterioration within this portfolio has slowed as compared to recent quarters, we continue to experience deterioration as a result of weak economic conditions and significant declines in real estate values, and we expect these trends to continue until market conditions stabilize, both on a nationwide basis and in our primary market areas;

➢
A decrease in nonaccrual loans of $48.9 million in our one-to-four family residential real estate loan portfolio primarily driven by gross loan charge-offs of $52.1 million, the sale of $18.8 million of nonaccrual loans during the third quarter of 2010 and transfers to other real estate of $17.8 million, partially offset by additions to nonaccrual loans during the nine months ended September 30, 2010 driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. Our one-to-four family residential nonaccrual loans in our Mortgage Banking division, excluding Florida, decreased $33.9 million, from $63.7 million at December 31, 2009 to $29.7 million at September 30, 2010. Our one-to-four family residential nonaccrual loans in our Florida region decreased $17.1 million, from $30.8 million at December 31, 2009 to $13.6 million at September 30, 2010. These decreases were partially offset by an increase of $2.1 million in our Non-Mortgage division and home equity portfolios; and

➢
A decrease in nonaccrual loans of $1.5 million in our commercial real estate portfolio primarily driven by gross loan charge-offs of $33.7 million and transfers to other real estate of $16.7 million, partially offset by new additions resulting from continued weak economic conditions and significant declines in real estate values. At September 30, 2010, approximately 6.2% of this portfolio is on nonaccrual status. Our commercial real estate portfolio of $1.84 billion is approximately 50.6% owner occupied and 49.4% non-owner occupied at September 30, 2010, and approximately 4.9% and 7.8% of our owner occupied and non-owner occupied commercial real estate portfolio, respectively, is on nonaccrual status at September 30, 2010.

These decreases were partially offset by:

➢
An increase in nonaccrual loans of $28.0 million in our commercial, financial and agricultural portfolio primarily driven by new additions during the nine months ended September 30, 2010, partially offset by gross loan charge-offs of $40.2 million. At September 30, 2010, approximately 5.9% of this portfolio is on nonaccrual status; and

➢
An increase in nonaccrual loans of $590,000 in our multi-family residential loan portfolio primarily driven by new additions during the nine months ended September 30, 2010, partially offset by gross loan charge-offs of $7.2 million and transfers to other real estate of $1.1 million. At September 30, 2010, approximately 8.8% of this portfolio is on nonaccrual status.

The increase in other real estate of $45.4 million during the first nine months of 2010 was primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans aggregating $132.7 million, including a single $50.0 million other real estate property in Southern California which was subsequently written down $9.0 million to the agreed-upon sales price during the third quarter of 2010, partially offset by the sale of other real estate properties with a carrying value of $59.4 million at a net gain of $4.1 million, and write-downs of other real estate of $23.6 million, including the $9.0 million write-down as described above, attributable to declining real estate values on certain properties.

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

The following table summarizes the composition of our nonperforming assets by region / subsidiary at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$34,284	71,082
Florida	34,805	60,762
Northern California	106,114	63,528
Southern California	149,752	265,794
Chicago	88,665	119,436
Missouri	111,610	112,837
Texas	75,467	78,389
Northern and Southern Illinois	20,700	21,807
Other	21,420	24,380
Total nonperforming assets	$642,817	818,015

The $116.0 million decrease in nonperforming assets in our Southern California region from December 31, 2009 to September 30, 2010 was primarily attributable to gross charge-offs of $64.2 million and the receipt of cash and other consideration of $89.1 million on our former largest nonaccrual loan relationship during the second quarter of 2010, partially offset by additions to nonaccrual loans.

Loans past due 90 days or more and still accruing interest were $5.5 million at September 30, 2010 and $3.8 million at December 31, 2009. Under our loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status.

Troubled Debt Restructurings. We classify certain loans as troubled debt restructurings in cases where a borrower experiences financial difficulties and we elect to make certain modifications to the contractual terms of the loans. Loans renegotiated at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from troubled debt restructuring classification in the calendar years subsequent to the renegotiation if the loan is in compliance with the modified terms. As of September 30, 2010 and December 31, 2009, $99.2 million and $54.3 million, respectively, of loans were identified by management as performing troubled debt restructurings, and $25.5 million and $13.8 million, respectively, of loans were identified by management as troubled debt restructurings and were on nonaccrual status. The following table presents the categories of performing troubled debt restructurings as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,737	18,864
Real estate mortgage:
One-to-four family residential	78,978	35,472
Commercial real estate	18,506	—
Total performing troubled debt restructurings	$99,221	54,336

The decrease in commercial, financial and agricultural performing troubled debt restructurings during the first nine months of 2010 was primarily due to an $18.9 million credit relationship in our FBBC subsidiary being removed from troubled debt restructuring status as a result of compliance with the contractual terms of the modified loan agreement. The increase in one-to-four family residential performing troubled debt restructurings was primarily due to our participation in HAMP. Performing troubled debt restructurings under HAMP were $49.4 million at September 30, 2010. One-to-four family residential loans restructured under HAMP will be considered troubled debt restructurings for the life of the respective loans as they are being restructured at interest rates lower than current market rates. There were no performing troubled debt restructurings under HAMP at December 31, 2009. The increase in commercial real estate troubled debt restructurings was due to the modification of the contractual terms on three credit relationships during the first nine months of 2010.

Potential Problem Loans. As of September 30, 2010 and December 31, 2009, $382.4 million and $323.7 million, respectively, of loans not included in the nonperforming assets and performing troubled debt restructuring tables above were identified by management as having potential credit problems, or potential problem loans. The following table presents the categories of potential problem loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$99,708	98,841
Real estate construction and development	158,852	134,939
Real estate mortgage:
One-to-four family residential	11,476	2,699
Multi-family residential	2,888	11,085
Commercial real estate	109,460	76,160
Total potential problem loans	$382,384	323,724

The increase in potential problem loans of $58.7 million during the first nine months of 2010 reflects continued weak economic conditions in the nationwide housing markets, increasing unemployment rates, weakened tenancy factors in our non-owner occupied commercial real estate portfolio and ongoing significant declines in real estate values in all of our markets.

The following table summarizes the composition of our potential problem loans by region / subsidiary at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars expressed in thousands)

Florida	$2,815	2,414
Northern California	96,560	62,002
Southern California	111,616	68,256
Chicago	17,618	21,197
Missouri	71,029	114,665
Texas	27,135	24,947
First Bank Business Capital, Inc.	18,945	—
Northern and Southern Illinois	34,079	20,094
Other	2,587	10,149
Total potential problem loans	$382,384	323,724

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

Allowance for Loan Losses. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 4.46% at September 30, 2010, compared to 4.45% at June 30, 2010 and 4.03% at March 31, 2010 and December 31, 2009. Our allowance for loan losses as a percentage of nonaccrual loans was 47.91%, 49.22%, 38.01% and 38.55% at September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, respectively. Our allowance for loan losses decreased to $226.1 million at September 30, 2010, compared to $242.0 million at June 30, 2010, $250.1 million at March 31, 2010 and $266.4 million at December 31, 2009. Our allowance for loan losses, allowance for loan losses as a percentage of loans, net of unearned discount, and allowance for loan losses as a percentage of nonaccrual loans was $220.2 million, 2.56% and 52.71% at December 31, 2008, respectively.

The decrease in our allowance for loan losses of $40.4 million during the first nine months of 2010 was primarily due to the decrease in nonaccrual loans of $219.3 million in addition to the $1.54 billion decrease in the overall level of our loan portfolio, partially offset by the increase in potential problem loans of $58.7 million and other economic factors. The increase in the allowance for loan losses as a percentage of loans, net of unearned discount, throughout the first nine months of 2010 was primarily attributable to the following:

➢	The downward migration of performing loans to more severe risk ratings that carry a higher reserve allocation, including the risk rating for potential problem loans;

➢	An increase in historical loss ratios used to determine estimated credit losses by loan type as a result of an increase in recent charge-off experience;

➢
The increase in our potential problem loans. Our potential problem loans significantly increased during the first nine months of 2010 which generally resulted in a higher allowance for loan losses being applied to these loans; and

➢	Significant payoffs of higher credit quality loans during the first nine months of 2010 which carried lower allowance for loan loss allocations; partially offset by

➢	The decrease in our nonaccrual loans during the first nine months of 2010.

Our allowance for loan losses as a percentage of nonperforming loans has increased during the first nine months of 2010 primarily due to the decrease in nonperforming loans. We record charge-offs on nonperforming loans typically within 30 to 90 days of the credit relationship reaching nonperforming loan status. We measure impairment and the resulting charge-off amount based primarily on third party appraisals. As such, rather than carrying specific reserves on nonperforming loans, which would have the effect of increasing the allowance for loan losses as a percentage of nonperforming loans, we generally recognize a loan loss through a charge to the allowance for loan losses once the credit relationship reaches nonperforming loan status, which has the effect of reducing the allowance for loan losses as a percentage of nonperforming loans.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Balance, beginning of period	$241,969	287,317	266,448	220,214
Allowance for loan losses allocated to loans sold	—	—	(321)	—
	241,969	287,317	266,127	220,214
Loans charged-off:
Commercial, financial and agricultural	(19,763)	(30,916)	(40,153)	(82,272)
Real estate construction and development	(9,680)	(40,978)	(112,111)	(89,117)
Real estate mortgage:
One-to-four family residential loans	(16,612)	(18,142)	(52,137)	(69,960)
Multi-family residential loans	(2,791)	(43)	(7,249)	(347)
Commercial real estate loans	(9,190)	(16,862)	(33,660)	(23,713)
Consumer and installment	(257)	(437)	(772)	(1,003)
Total loans charged-off	(58,293)	(107,378)	(246,082)	(266,412)
Recoveries of loans previously charged-off:
Commercial financial and agricultural	1,003	2,103	33,967	4,545
Real estate construction and development	2,611	616	4,641	1,282
Real estate mortgage:
One-to-four family residential loans	1,192	903	3,813	2,745
Multi-family residential loans	—	—	—	—
Commercial real estate loans	386	111	1,207	1,172
Consumer and installment	183	66	378	192
Recoveries of loans previously charged-off	5,375	3,799	44,006	9,936
Net loans charged-off	(52,918)	(103,579)	(202,076)	(256,476)
Provision for loan losses	37,000	107,000	162,000	327,000
Balance, end of period	$226,051	290,738	226,051	290,738

Our net loan charge-offs were $52.9 million and $202.1 million for the three and nine months ended September 30, 2010, respectively, compared to $103.6 million and $256.5 million for the comparable periods in 2009. Our annualized net loan charge-offs as a percentage of average loans was 4.66% for the nine months ended September 30, 2010, compared to 4.53% for the nine months ended September 30, 2009.

We attribute the net decrease in our net loan charge-offs for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 to the following:

➢
Net loan charge-offs of $18.8 million and $6.2 million recorded for the three and nine months ended September 30, 2010, respectively, associated with our commercial, financial and agricultural portfolio, compared to net loan charge-offs of $28.8 million and $77.7 million for the comparable periods in 2009. Specifically in this portfolio, during the third quarter of 2010, we recorded a $5.2 million charge-off on a loan relationship with a related operating loss of $13.6 million as further discussed under “—Noninterest Expense,” and during the first quarter of 2010, we recorded a $25.0 million recovery on a single credit whereby we had previously recorded aggregate charge-offs of $30.0 million during 2009 on the same credit, including $10.0 million in the first quarter of 2009 and $20.0 million in the third quarter of 2009.

➢
Net loan charge-offs of $7.1 million and $107.5 million recorded for the three and nine months ended September 30, 2010, respectively, associated with our real estate construction and development portfolio, compared to $40.4 million and $87.8 million for the comparable periods in 2009. Net loan charge-offs for the nine months ended September 30, 2010 included charge-offs of $24.5 million and $11.5 million on two credit relationships in our Southern California region. We continue to experience significant distress and unstable market conditions throughout our market areas, resulting in higher developer inventories, slower lot and home sales and significantly declining real estate values;

➢
Net loan charge-offs of $15.4 million and $48.3 million recorded for the three and nine months ended September 30, 2010, respectively, associated with our one-to-four family residential loan portfolio, compared to $17.2 million and $67.2 million for the comparable periods in 2009. These net loan charge-offs primarily consist of $5.1 million and $12.8 million for the three and nine months ended September 30, 2010, respectively, associated with our one-to-four family residential mortgage portfolio generated by our Mortgage Division, excluding Florida, compared to $8.7 million and $31.9 million for the comparable periods in 2009, and $7.3 million and $24.7 million for the three and nine months ended September 30, 2010, respectively, associated with our Florida one-to-four family residential portfolio, compared to $5.7 million and $26.5 million for the comparable periods in 2009;

➢
Net loan charge-offs of $2.8 million and $7.2 million recorded for the three and nine months ended September 30, 2010, respectively, associated with our multi-family residential real estate portfolio, compared to $43,000 and $347,000 for the comparable periods in 2009; and

➢
Net loan charge-offs of $8.8 million and $32.5 million recorded for the three and nine months ended September 30, 2010, respectively, associated with our commercial real estate portfolio, compared to $16.8 million and $22.5 million for the comparable periods in 2009, reflecting declining market conditions in commercial real estate, in particular our non-owner occupied commercial real estate portfolio.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / subsidiary for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars expressed in thousands)

Mortgage Division, excluding Florida	$5,118	8,707	12,750	31,895
Florida	9,996	9,453	32,562	44,433
Northern California	3,106	15,346	10,391	37,117
Southern California	2,263	36,892	35,774	60,784
Chicago	5,741	23,921	30,507	42,095
Missouri	8,900	839	41,728	3,279
Texas	8,839	2,553	17,854	6,475
First Bank Business Capital, Inc.	(69)	2,915	431	21,610
Northern and Southern Illinois	765	628	3,743	3,012
Other	8,259	2,325	16,336	5,776
Total net loan charge-offs	$52,918	103,579	202,076	256,476

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

Liquidity

Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. We receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments, and earnings before provision for loan losses. In addition, we may avail ourselves of other sources of funds by issuing core deposits (certificates of deposit in denominations of $100,000 or more, including certificates issued through Certificate of Deposit Account Registry Service, or CDARS, program), selling securities under agreements to repurchase, and utilizing borrowings from the FHLB, the FRB and other borrowings.

As a financial intermediary, we are subject to liquidity risk. We closely monitor our liquidity position and continue to implement actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with our Capital Plan. We continue to seek opportunities to improve our overall liquidity position, and have established a Liquidity Management Committee and an expanded and more efficient collateral management process. In conjunction with our liquidity management process, we analyze and manage short-term and long-term liquidity through an ongoing review of internal funding sources, projected cash flows from loans, securities and customer deposits, internal and competitor deposit pricing structures and maturity profiles of current borrowing sources. We utilize planning, management reporting and adverse stress scenarios to monitor sources and uses of funds on a daily basis to assess cash levels to ensure adequate funds are available to meet normal business operating requirements and to supplement liquidity needs to meet unusual demands for funds that may result from an unexpected change in customer deposit levels or potential planned or unexpected liquidity issues that may arise from time to time.

We have built a significant amount of available balance sheet liquidity throughout 2009 and 2010 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “—Recent Developments – Capital Plan,” including the sale of our Lawrenceville Branch on January 22, 2010, the sale of our Chicago Region on February 19, 2010, the sale of our Texas Region on April 30, 2010, and the sale of 11 branch offices in our Northern Illinois Region in September 2010. These transactions resulted in an aggregate cash outlay of approximately $1.40 billion during the first nine months of 2010.

Our cash and cash equivalents were $1.11 billion and $2.52 billion at September 30 2010 and December 31, 2009, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $1.40 billion was primarily attributable to the following:

➢	The sale of our Chicago Region on February 19, 2010, resulting in a cash outflow of approximately $832.5 million;
➢	The sale of our Texas Region on April 30, 2010, resulting in a cash outflow of approximately $352.9 million;
➢	The sale of 11 branch offices in our Northern Illinois Region in September 2010, resulting in a cash outflow of approximately $203.5 million;
➢	The sale of our Lawrenceville Branch on January 22, 2010, resulting in a cash outflow of $8.3 million;
➢	A net increase in our investment securities portfolio of $784.3 million during the first nine months of 2010;
➢	A decrease in deposit balances of $86.1 million, excluding the impact of the divestitures of the Chicago, Texas and Northern Illinois Regions, and the Lawrenceville Branch; and
➢	The prepayment of $400.0 million of FHLB advances during the first nine months of 2010, as further discussed below.

These decreases in cash and cash equivalents were partially offset by:

➢
A decrease in loans of $1.04 billion, exclusive of net loan charge-offs, transfers to other real estate and the impact of the divestitures of the Chicago, Texas and Northern Illinois Regions, and the Lawrenceville Branch;

➢
The termination of our remaining bank-owned life insurance policies during the first nine months of 2010, resulting in the receipt of cash proceeds from the surrender of the policies of approximately $25.9 million;

➢	Sales of other real estate properties resulting in the receipt of cash proceeds from these sales of approximately $63.5 million; and
➢	The redemption of $6.6 million of FRB stock associated with the reduction in our total assets and $18.3 million of FHLB stock associated with the prepayment of $400.0 million of FHLB advances.

We are actively increasing our unpledged investment securities portfolio in an effort to improve our net interest income and increase our available liquidity. Our unpledged investment securities increased $802.4 million to $938.9 million at September 30, 2010, compared to $136.5 million at December 31, 2009, and are mostly comprised of highly liquid and readily marketable available-for-sale securities.  The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity in excess of $2.05 billion and $2.65 billion at September 30, 2010 and December 31, 2009, respectively. As such, despite a cumulative cash outflow of $1.40 billion to support transactions associated with our Capital Plan and the prepayment of $400.0 million of FHLB borrowings, we have maintained available liquidity in excess of $2.05 billion at September 30, 2010. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities while maintaining our deposit levels, exclusive of transactions resulting from our Capital Plan. Our loan-to-deposit ratio decreased to 76.3% at September 30, 2010 from 93.5% at December 31, 2009 while the ratio of our cash and cash equivalents and investment securities to total assets increased to 30.9% at September 30, 2010 from 28.9% at December 31, 2009.

The aggregate funds acquired from other sources of funds were $1.27 billion and $1.70 billion at September 30, 2010 and December 31, 2009, respectively. The decrease is primarily due to the prepayment of $400.0 million of FHLB advances during the first nine months of 2010 as previously discussed. These other sources of funds include certificates of deposit of $100,000 or more, and other borrowings, which are comprised of daily and term securities sold under agreements to repurchase and FHLB advances, as further described in Note 11 to our the consolidated financial statements. The following table presents the maturity structure of these other sources of funds at September 30, 2010:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)

Three months or less	$245,004	47,615	292,619
Over three months through six months	243,436	—	243,436
Over six months through twelve months	247,092	—	247,092
Over twelve months	163,917	320,000	483,917
Total	$899,449	367,615	1,267,064

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at September 30, 2010 or December 31, 2009.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $327.4 million and $353.1 million at September 30, 2010 and December 31, 2009, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. We had FHLB advances outstanding of $200.0 million and $600.0 million at September 30, 2010 and December 31, 2009, respectively, reflecting a reduction in outstanding FHLB advances of $400.0 million during 2010. In March 2010, funds available from short-term investments were utilized to prepay two $100.0 million FHLB advances that were scheduled to mature in April 2010 and July 2010, resulting in prepayment penalties of $281,000, in aggregate. During the third quarter of 2010, we prepaid an additional two $100.0 million FHLB advances that were scheduled to mature in April 2011 and July 2011, resulting in prepayment penalties of $1.9 million.

As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program.

Additional long-term funding is provided by our subordinated debentures, as further described in Note 12 to our consolidated financial statements. As of September 30, 2010, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our subordinated debentures.

We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Recent Developments – Regulatory Matters.”

On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated notes relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated notes. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described “—Capital and Dividends,” and in Note 13 to our consolidated financial statements.

We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at September 30, 2010 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)

Operating leases	$13,167	20,466	12,730	34,007	80,370
Certificates of deposit (2)	1,931,192	412,073	16,197	95	2,359,557
Other borrowings (2)	47,615	220,000	—	100,000	367,615
Subordinated debentures (3)	—	—	—	353,962	353,962
Preferred stock issued under the CPP (3) (4)	—	—	—	310,170	310,170
Other contractual obligations (5)	20,846	377	13	3	21,239
Total	$2,012,820	652,916	28,940	798,237	3,492,913
_________________________
(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.4 million and related accrued interest expense of $259,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of September 30, 2010.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit and other borrowings of $2.4 million and $914,000, respectively, as of September 30, 2010.
(3)
Amounts exclude the accrued interest expense on subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $16.3 million and $20.8 million, respectively, as of September 30, 2010. As further described under “—Recent Developments – Regulatory Matters,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(4)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.
(5)	Amounts include $20.1 million related to an obligation for an investment security traded in September 2010 that settled in October 2010, as further described under “—Financial Condition.”

We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank’s liquidity position will not be materially, adversely affected in the future.

The Company is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, proceeds we raise through the issuance of debt and/or equity instruments through the Company, if any, and dividends received from our subsidiaries. The Company’s unrestricted cash totaled $4.8 million and $7.4 million at September 30, 2010 and December 31, 2009, respectively. The Company’s future liquidity position may be adversely affected if any of the following events occurs:

➢
First Bank continues to experience net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank is currently subject to regulatory approval, as further described above and under “—Recent Developments – Regulatory Matters;”

➢	We deem it advisable, or are required by the FRB, to use cash maintained by the Company to support the capital position of First Bank;

➢
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its FHLB borrowings and is unable to do so.  As more fully described in Note 18 to the consolidated financial statements, in November 2010, First Bank prepaid its $100.0 million FHLB advance that was scheduled to mature in August 2012; or

➢	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit.

The Company’s financial flexibility may be severely constrained if we are unable to maintain our access to funding or if adequate financing on terms acceptable to us is not available in the marketplace. If we are required to rely more heavily on more expensive funding sources to support our business, our revenues may not increase proportionately to cover our costs. In this case, our operating margins could be materially adversely affected. A lack of liquidity and/or cost-effective funding alternatives could materially adversely affect our business, financial condition and results of operations.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

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

Date:       November 12, 2010

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)