Form 10-K
period 2010-12-31
FIRST BANKS, INC
filed 2011-03-25
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(314) 854-4600
(Registrant’s telephone number, including area code)
___________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
8.15% Cumulative Trust Preferred Securities
(issued by First Preferred Capital Trust IV and guaranteed by First Banks, Inc.)	New York Stock Exchange

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

At March 25, 2011, there were 23,661 shares of the registrant’s common stock outstanding. There is no public or private market for such common stock.

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

This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

➢
Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “Item 1. Business —Recent Developments – Capital Plan;”

➢	Our ability to maintain capital at levels necessary or desirable to support our operations;

➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;

➢
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “Item 1. Business —Supervision and Regulation – Regulatory Agreements;”

➢
Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;

➢
The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors and the U.S. Treasury’s Capital Purchase Program and Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008;

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

PART I

Item 1.    Business

General. We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank’s subsidiaries at December 31, 2010 are as follows:

➢	First Bank Business Capital, Inc., or FBBC;
➢	FB Holdings, LLC, or FB Holdings;
➢	Small Business Loan Source LLC, or SBLS LLC;
➢	ILSIS, Inc.;
➢	FBIN, Inc.;
➢	SBRHC, Inc.;
➢	HVIIHC, Inc.;
➢	FBSA Missouri, Inc.;
➢	FBSA California, Inc.;
➢	NT Resolution Corporation; and
➢	LC Resolution Corporation.

First Bank’s subsidiaries are wholly owned, except for FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as of December 31, 2010, as further described in Note 19 to the consolidated financial statements. On April 30, 2009, First Bank and FCA entered into and consummated a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank, as further described in Note 19 to our consolidated financial statements. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC.

First Bank currently operates 153 branch offices in California, Florida, Illinois and Missouri, with 187 automated teller machines, or ATMs, across the four states. At December 31, 2010, we had assets of $7.38 billion, loans, net of unearned discount, of $4.49 billion, deposits of $6.46 billion and stockholders’ equity of $307.3 million.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, southern and northern California, and Florida, including Bradenton and the greater Tampa metropolitan area. Certain loan products are available nationwide.

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

We have formed numerous affiliated Delaware or Connecticut business or statutory trusts. These trusts operate as financing entities and were created for the sole purpose of issuing trust preferred securities, and the sole assets of the trusts are our junior subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued junior subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts, as more fully described in Note 12 to our consolidated financial statements. Prior to August 10, 2009, we paid interest on our junior subordinated debentures to our respective financing entities. In turn, our financing entities paid distributions to the holders of the trust preferred securities. The interest payable on our junior subordinated debentures is included in interest expense in our consolidated statements of operations. On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009.

The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange, or NYSE. The remaining trust preferred securities were issued in private placements. The trust preferred securities have no voting rights except in certain limited circumstances.

On December 31, 2008, the Company entered into a Letter Agreement, including a Securities Purchase Agreement – Standard Terms, or Purchase Agreement, with the United States Department of the Treasury, or the U.S. Treasury, pursuant to the Troubled Asset Relief Program’s Capital Purchase Program, or CPP. Under the terms of the Purchase Agreement, on December 31, 2008 we issued to the U.S. Treasury, 295,400 shares of senior preferred stock, or Class C Preferred Stock, and a warrant, or Warrant, to acquire up to 14,784.78478 shares of a separate series of senior preferred stock, or Class D Preferred Stock (at an exercise price of $1.00 per share), for an aggregate purchase price of $295.4 million, pursuant to the standard CPP terms and conditions for non-public companies as described and set forth in the Purchase Agreement and the Warrant. Pursuant to the terms of the Warrant, the U.S. Treasury exercised the Warrant on December 31, 2008 and paid the exercise price by having us withhold, from the shares of Class D Preferred Stock that would otherwise be delivered to the U.S. Treasury upon such exercise, shares of Class D Preferred Stock issuable upon exercise of the Warrant with an aggregate liquidation amount equal in value to the aggregate exercise price of $14,784.78. The senior preferred stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Purchase Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of the Company’s equity securities, and compensation of senior executive officers. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the Purchase Agreement, the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. Furthermore, in the event the Company does not pay dividends on the preferred stock issued to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury shall have the right to elect two directors to our Board. On August 10, 2009, we announced the deferral of the payment of cash dividends on our outstanding Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however we continue to record the declaration of such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements. As a result of our deferral of dividends to the U.S. Treasury for six quarters, the U.S. Treasury has the right to elect two directors to our Board but has not elected to do so as of March 25, 2011. See Note 18 to our accompanying consolidated financial statements for further discussion regarding our Class C Preferred Stock and Class D Preferred Stock.

Recent Developments.

Successful Completion of Consent Solicitation. We, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV, or the Trust, announced that we were soliciting consents from the holders of the 8.15% cumulative trust preferred securities of the Trust, or the Trust Preferred Securities. We solicited consents to amend: (a) the Indenture, dated April 1, 2003, or the Indenture, relating to the 8.15% Subordinated Debentures due 2033 issued by the Company to the Trust, or the Debentures; (b) the Amended and Restated Trust Agreement, dated April 1, 2003, relating to the Trust, or the Trust Agreement; and (c) the Preferred Securities Guarantee, dated April 1, 2003, or the Guarantee Agreement, relating to the Trust Preferred Securities. The action was subject to approval of the holders of record (as of October 12, 2010) of a majority in aggregate liquidation amount of the outstanding Trust Preferred Securities.

We solicited the consents to the Indenture, Trust Agreement and Guarantee Agreement in order to increase our capital planning flexibility under the terms of those documents and the provisions of the indentures, guarantee agreements and trust agreements relating to our other tranches of trust preferred securities. The proposed amendments would provide an opportunity for the Company to seek to improve its capital position and decrease its level of indebtedness during a period in which it is deferring interest payments in accordance with the terms of the Indenture.

On January 25, 2011, we obtained the requisite consents from the holders of the Trust Preferred Securities approving the proposed amendments. The consent solicitation terminated on January 26, 2011 after receipt by us and the Trustee of validly executed consents from the holders of a majority in aggregate liquidation amount of the outstanding Trust Preferred Securities.

On January 26, 2011, we entered into the amendments that were approved in the consent solicitation, which consist of: (i) the First Supplemental Indenture, dated as of January 26, 2011, or the Supplemental Indenture, between the Company, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee; (ii) the First Amendment to the Trust Agreement, dated January 26, 2011, or the Trust Amendment, among the Company, The Bank of New York Mellon Trust Company, N.A., as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein; and (iii) the First Amendment to Preferred Securities Guarantee Agreement, dated as of January 26, 2011, or the Guarantee Amendment, between the Company, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Guarantee Trustee.

The Supplemental Indenture amended Sections 4.3 and 5.6 of the Indenture, both of which set forth various restrictions on the Company’s activities during a Deferral Period (as defined in the Indenture), to: (i) allow the Company or a subsidiary or affiliate of the Company to issue its capital stock in exchange for or upon conversion of outstanding capital stock of the Company or any subsidiary or affiliate or for outstanding indebtedness of the Company ranking pari passu with or junior to the Debentures (as defined in the Indenture)(which would include any tranche of junior subordinated debentures relating to trust preferred securities) during a Deferral Period; (ii) permit the Company to exchange any of the Trust Preferred Securities that it beneficially owns for an equal principal amount of corresponding junior subordinated debentures and then cancel such indebtedness during a Deferral Period; and (iii) permit the Company to acquire less than all of any outstanding Debentures or any of the Trust Preferred Securities during a Deferral Period.

The Trust Amendment added a new Section 8.20 to the Trust Agreement to direct the Property Trustee to cancel any Trust Preferred Securities held and surrendered to it by the Company, which would then permit the Trustee under the Indenture to cancel the corresponding indebtedness.

The Guarantee Amendment amended Section 6.1 of the Guarantee Agreement, which sets forth the same restrictions on the Company’s activities during a Deferral Period as are listed in Sections 4.3 and 5.6 of the Indenture, to conform to the amendments effected by the Supplemental Indenture.

As a result of the successful completion of the consent solicitation, the Company believes it is better positioned to consider certain potential capital planning strategies to improve the regulatory capital ratios of First Banks, Inc. and further strengthen the Company’s overall financial position.

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our risk-based capital. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan, including:

➢
The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Edwardsville, Illinois, or the Edwardsville Branch, to National Bank, under a Branch Purchase and Assumption Agreement dated January 28, 2011. Under the terms of the agreement, National Bank is to assume approximately $13.7 million of deposits associated with our Edwardsville Branch, including certain commercial deposit relationships, for a premium of $130,000. National Bank is also expected to purchase approximately $794,000 of loans associated with our Edwardsville Branch at a premium of 0.5%, or approximately $4,000, and premises and equipment associated with our Edwardsville Branch at a premium of approximately $600,000. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2011.

➢
The sale of certain assets and the transfer of certain liabilities of our three retail branches in Pittsfield, Roodhouse and Winchester, Illinois to United Community Bank, or United Community, under a Branch Purchase and Assumption Agreement dated December 21, 2010. Under the terms of the agreement, United Community is to assume approximately $94.1 million of deposits associated with these branches, including certain commercial deposit relationships, for a weighted average premium of approximately 2.4%. United Community is also expected to purchase approximately $40.3 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2011.

➢
The sale of certain assets and the transfer of certain liabilities of our branch banking office located in San Jose, California, or the San Jose Branch, to City National Bank, or City National, under a Branch Purchase and Assumption Agreement dated November 9, 2010. Under the terms of the agreement, City National assumed $8.4 million of deposits associated with our San Jose Branch, including certain commercial deposit relationships, for a premium of 5.85%, or $371,000. City National also purchased certain other assets at par value, including premises and equipment, associated with our San Jose Branch. We completed the transaction on February 11, 2011 which resulted in a loss of $334,000 during the first quarter of 2011, as further described in Note 25 to our consolidated financial statements.

➢
The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Jacksonville, Illinois, or the Jacksonville Branch, to Bank of Springfield, under a Branch Purchase and Assumption Agreement dated June 7, 2010. We completed the transaction with Bank of Springfield on September 24, 2010. Under the terms of the agreement, Bank of Springfield assumed $28.9 million of deposits associated with our Jacksonville Branch, including certain commercial deposit relationships, for a premium of 4.00%. Bank of Springfield also purchased $2.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with our Jacksonville Branch.

➢
The sale of certain assets and the transfer of certain liabilities of 10 of our retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois Bank & Trust, N.A., or First Mid-Illinois, under a Branch Purchase and Assumption Agreement dated May 7, 2010. We completed the transaction with First Mid-Illinois on September 10, 2010. Under the terms of the agreement, First Mid-Illinois assumed $336.0 million of deposits associated with these branches, including certain commercial deposit relationships, for a premium of 4.77%. First Mid-Illinois also purchased $135.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches.

The 14 branches in the transactions with United Community, Bank of Springfield and First Mid-Illinois are collectively defined as the Northern Illinois Region. We recognized a gain on sale related to the transactions with Bank of Springfield and First Mid-Illinois of $6.4 million during the third quarter of 2010 after the write-off of goodwill and intangible assets allocated to these transactions of $9.7 million. In addition, the completed transactions reduced our risk-weighted assets by $141.8 million.

➢
The sale of certain assets and the transfer of certain liabilities of our Texas franchise, or Texas Region, to Prosperity Bank, or Prosperity, under a Purchase and Assumption Agreement dated February 8, 2010. We completed the transaction with Prosperity on April 30, 2010. Under the terms of the agreement, Prosperity assumed $492.2 million of deposits associated with our 19 Texas retail branches, including certain commercial deposit relationships, for a premium of 5.5%, or $26.9 million. Prosperity also purchased $96.7 million of loans as well as certain other assets at par value, including premises and equipment, associated with our Texas Region. We recognized a gain on sale related to this transaction of $5.0 million during the second quarter of 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of $20.0 million. In addition, this transaction reduced our risk-weighted assets by $116.3 million.

➢
The sale of Missouri Valley Partners, Inc., or MVP, to Stifel Financial Corp., or Stifel, under a Stock Purchase Letter Agreement dated March 5, 2010. Under the terms of the agreement, Stifel purchased all of the capital stock of MVP for a purchase price of $515,000. We completed the sale of MVP on April 15, 2010 and recorded a loss of $156,000 during the second quarter of 2010.

➢
The sale of certain assets and the transfer of certain liabilities of our Chicago franchise, or Chicago Region, to FirstMerit Bank, N.A., or FirstMerit, under a Purchase and Assumption Agreement, dated November 11, 2009. We completed the transaction with FirstMerit on February 19, 2010. Under the terms of the agreement, FirstMerit assumed substantially all of the deposits associated with our 24 Chicago retail branches, including certain commercial deposit relationships, which totaled $1.20 billion, for a premium of 3.50%, or $42.1 million. FirstMerit also purchased $301.2 million in loans as well as certain other assets at par value, including premises and equipment, associated with our Chicago Region. We recognized a gain on sale related to this transaction of $8.4 million during the first quarter of 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of $26.3 million. In addition, this transaction reduced our risk-weighted assets by $342.6 million.

➢
The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Lawrenceville, Illinois, or the Lawrenceville Branch, to The Peoples State Bank of Newton, or Peoples, under a Branch Purchase and Assumption Agreement dated August 27, 2009. Under the terms of the agreement, Peoples assumed $23.7 million of deposits for a premium of 5.0% as well as certain other liabilities, and purchased $13.5 million of loans as well as certain other assets, including premises and equipment, at par value. We completed this transaction on January 22, 2010 and recorded a gain of $168,000 during the first quarter of 2010 after the write-off of goodwill allocated to the sale of $1.0 million.

➢
The sale of $141.3 million of loans associated with our premium financing subsidiary, WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS (formerly Universal Premium Acceptance Corporation and UPAC of California, Inc., respectively, or collectively, UPAC), to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc., under a Purchase and Sale Agreement, dated December 3, 2009. We completed the sale on December 31, 2009. We recognized a loss on sale of $13.1 million during the fourth quarter of 2009 after the write-off of goodwill and intangible assets allocated to the sale of $20.0 million. This transaction reduced our risk-weighted assets by $146.7 million. On August 31, 2010, First Bank sold all of the capital stock of WIUS to an unrelated third party for a purchase price of $100,000, which resulted in a loss on sale of $29,000.

➢
The sale of $64.4 million of restaurant franchise loans during the fourth quarter of 2009 to another financial institution at a small discount. We completed the sale of these loans on December 30, 2009 which resulted in a loss of $1.1 million during the fourth quarter of 2009. In addition, this transaction reduced our risk-weighted assets by $64.4 million.

➢
The sale of certain asset-based lending loans to FirstMerit in conjunction with the Chicago Region transaction. On November 11, 2009, FBBC, First Bank’s wholly owned asset based lending subsidiary, entered into a Loan Purchase Agreement that provided for the sale of certain loans to FirstMerit. Under the terms of the agreement, FirstMerit purchased $101.5 million of loans at a discount of 8.5%. In conjunction with this transaction, which we completed on December 16, 2009, we recorded a loss on the sale of loans of $6.1 million during the fourth quarter of 2009 and reduced our risk-weighted assets by $119.3 million.

➢
The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Springfield, Illinois, or the Springfield Branch, to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc., or First Bankers, under a Branch Purchase and Assumption Agreement dated August 31, 2009. Under the terms of the agreement, First Bankers assumed $20.1 million of deposits for a premium of 5.01% as well as certain other liabilities, and purchased $887,000 of loans as well as certain other assets, including premises and equipment, at par value. We completed the transaction on November 19, 2009 and recorded a gain of $309,000 during the fourth quarter of 2009 after the write-off of goodwill allocated to the sale of $1.0 million.

➢
The sale of Adrian N. Baker & Company, or ANB, to AHM Corporation Holdings, Inc., or AHM, under a Stock Purchase Agreement, dated September 18, 2009. Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of $14.3 million. We completed the sale of ANB on September 30, 2009 which resulted in a gain of $120,000 during 2009 after the write-off of goodwill and intangible assets allocated to ANB of $13.0 million.

➢
The reduction of our net risk-weighted assets to $4.85 billion at December 31, 2010, representing decreases of $2.72 billion from $7.56 billion at December 31, 2009, $4.64 billion from $9.48 billion at December 31, 2008 and $5.40 billion from $10.25 billion at December 31, 2007. The decline in our net risk-weighted assets primarily resulted from our planned divestures and a shift in the mix of our assets during these periods, particularly reduced loan balances and increased investment securities balances, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition and Average Balances.”

A summary of the primary initiatives completed with respect to our Capital Plan in 2009 and 2010 is as follows:

	Gain	Decrease in	Decrease in	Total Risk-Based
	(Loss) on	Intangible	Risk-Weighted	Capital
	Sale	Assets	Assets	Benefit (1)
	(dollars expressed in thousands)

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$(179)	90,913	4,637,300	496,500
_________________
(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

➢	Reduction of our concentration in real estate lending and further diversification of our loan portfolio from real estate lending to commercial and industrial lending;

➢	Reduction in the overall level of our nonperforming assets and potential problem loans;

➢	Reduction of our unfunded loan commitments with an original maturity greater than one year;

➢	Sale, merger or closure of individual branches or selected branch groupings;

➢	Sale and/or aggressive reduction of the retained assets and liabilities associated with our Chicago, Texas and Northern Illinois Regions; and

➢	Exploration of possible capital planning strategies to increase the overall level of Tier 1 risk-based capital at our holding company permitted by the successful consent solicitation.

We believe the successful completion of our Capital Plan would substantially improve our capital position. However, no assurance can be made that we will be able to successfully complete all, or any portion of, our Capital Plan, or that our Capital Plan will not be materially modified in the future. Our decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on our financial condition and results of operations. If we are not able to successfully complete substantially all of our Capital Plan, our business, financial condition and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic uncertainty could be threatened.

Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to our Northern Illinois Region as of December 31, 2010, to the assets and liabilities being sold related to our Chicago Region, Texas Region and WIUS as of December 31, 2009, and to the operations of our Northern Illinois, Chicago and Texas Regions, in addition to the operations of WIUS, ANB and MVP, for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, as applicable. All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 and Note 25 to our accompanying consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.

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

Our Profit Improvement Plan contains several actions around net interest margin and noninterest income enhancement and continued reduction of noninterest expenses including the following:

➢
Accelerating the reduction of special mention, substandard and nonaccrual loans and other real estate to reduce future provisions for loan losses, increase our net interest margin and reduce noninterest expenses associated with these assets;

➢	Developing new loan growth strategies within our commercial and industrial, owner-occupied commercial real estate and residential mortgage segments;

➢	Re-pricing certain segments of our loan portfolio upward for market risk, including the implementation of interest rate floors on both commercial and consumer loans;

➢	Re-pricing our deposits to current market interest rates while maintaining appropriate deposit portfolio diversification;

➢	Utilizing low-yielding short-term investments to complete our pending divestitures, as previously discussed in the Capital Plan section above, and increase our investment securities portfolio;

➢	Pursuing opportunities to generate noninterest income through sales of other real estate properties, branch offices and other assets;

➢	Increasing the volume of loans sold in the secondary market in our mortgage division;

➢	Evaluating opportunities to reduce noninterest expenses as a result of our smaller asset base and lower deposit volumes;

➢	Continuing to reduce certain controllable expense categories such as marketing and business development, travel and entertainment and data processing fees; and

➢
Evaluating opportunities to minimize expenses related to the high level of nonperforming assets, including legal fees related to foreclosure matters and other real estate expenses related to property preservation, taxes, insurance and other items.

Our Liquidity Plan includes the following actions;

➢	Maintaining and continuing to generate core deposits, including non-interest bearing demand, interest-checking, money market and savings deposits;

➢
Diversifying our loan portfolio, as previously discussed, including strategies surrounding potential sales or aggressive reductions of our retained Chicago, Texas and Northern Illinois loan portfolios;

➢	Increasing our investment securities portfolio and maintaining appropriate levels of unpledged investment securities; and

➢	Continuing to maximize potential borrowing relationships with the FHLB and FRB in the event further utilization of these additional alternative funding sources become necessary in the future.

Our Asset Quality Improvement Plan includes the following actions intended to reduce the level of our nonperforming assets and loan charge-offs:

➢	Developing written action plans for all credit relationships over $3.0 million with approval by the Regional President and Regional Credit Officer;

➢	Actively pursuing troubled debt restructurings to position credits to return to performing status with sustained operating performance;

➢	Eliminating or significantly reducing the potential exposure to our largest nonperforming credit relationships;

➢	Pursuing opportunities to generate significant recoveries on previously charged-off loans;

➢	Modifying one-to-four family residential real estate loans under the Home Affordable Modification Program, or HAMP, where deemed economically advantageous to our borrowers and us;

➢
Assessing our commercial real estate portfolio for early risk recognition and identification of potential areas for deteriorating commercial real estate loans, with increased emphasis on non-owner occupied loans;

➢
Transferring certain nonperforming and potential problem credits to our special asset groups for further review, evaluation and development of appropriate strategies for exiting these relationships or significantly reducing our potential exposure; and

➢	Further developing additional reporting mechanisms regarding asset quality related matters to assist management in further evaluating and assessing ongoing performance measurements and trends.

We believe the successful completion of the various components of these plans would substantially improve our financial performance and regulatory capital ratios. If we are not able to successfully complete a substantial portion of the action items contained within these plans, our business, financial condition, including our regulatory capital ratios, and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic uncertainty could be threatened.

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

Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio was $1.05 billion, or 23.5% of total loans, at December 31, 2010, compared to $1.69 billion, or 25.8% of total loans, at December 31, 2009. Throughout the last three years, we have attempted to further diversify our loan portfolio by increasing our commercial, financial and agricultural lending opportunities. However, as further discussed under “Recent Developments —Capital Plan,” our loan sale transactions and reclassifications of loans to discontinued operations have reduced the percentage of commercial, financial and agricultural loans as a percentage of total loans. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers’ general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers’ ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank’s geographic trade areas of California, Florida, Illinois and Missouri that are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.

Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $490.8 million, or 11.1% of total loans, at December 31, 2010, compared to $1.05 billion, or 16.0% of total loans, at December 31, 2009. Real estate construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the initial financing. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the financing for the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in acquisitions from time to time have been related to projects outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.

Commercial Real Estate. Our commercial real estate loan portfolio was $1.64 billion, or 37.0% of total loans, at December 31, 2010, compared to $2.27 billion, or 34.6% of total loans, at December 31, 2009. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner’s occupancy. The underwriting of owner-occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, industrial and warehouse facilities and recreational properties. We typically only finance commercial real estate or rental properties that have lease commitments for a majority of the rentable space.

Residential Real Estate Mortgage. Our residential real estate mortgage loan portfolio was $1.05 billion, or 23.7% of total loans, at December 31, 2010, compared to $1.28 billion, or 19.5% of total loans, at December 31, 2009. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. We typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, although from time-to-time, we retain certain residential mortgage loans, including home equity loans, in our loan portfolio as directed by management’s business strategies. Our residential real estate mortgage loans are primarily generated through our branch office network and are underwritten in accordance with conforming terms that allow the loans to be sold into the secondary market. We discontinued the origination of Alt A and Sub-prime mortgage loan products in 2007 and do not presently offer these loan products. Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

Market Areas. As of December 31, 2010, First Bank’s 154 banking facilities were located in California, Florida, Illinois and Missouri. First Bank presently operates in the St. Louis metropolitan area, in eastern Missouri and throughout Central and Southern Illinois. First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; and in Florida, including Bradenton and the greater Tampa metropolitan area.

The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2010:

Geographic Area	Total Deposits (in millions)	Deposits as a Percentage of Total Deposits	Number of Locations

Southern California	$2,030.5	30.9%	41
St. Louis, Missouri metropolitan area	1,406.7	21.4	34
Northern California (1)	1,309.2	19.9	21
Southern Illinois (2)	887.6	13.5	23
Florida	430.0	6.5	19
Missouri (excluding the St. Louis metropolitan area)	414.5	6.3	12
Northern Illinois (3)	94.3	1.5	3
Other	3.1	—	1
Total Deposits	$6,575.9	100.0%	154
________________________
(1)
Includes deposits of approximately $9.7 million associated with the announced sale of our San Jose Branch, which was completed on February 11, 2011. See Note 2 and Note 25 to our consolidated financial statements for further discussion of assets and liabilities held for sale.

(2)
Includes deposits of approximately $13.7 million associated with the announced sale of our Edwardsville Branch, which is expected to be completed in the second quarter of 2011. See Note 2 and Note 25 to our consolidated financial statements for further discussion of assets and liabilities held for sale.

(3)
Includes deposits of approximately $94.1 million associated with the announced sale of three of our Northern Illinois Branches, which is expected to be completed in the second quarter of 2011. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

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

Employees

As of March 25, 2011, we employed approximately 1,380 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Supervision and Regulation.

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

Many of our nonbank subsidiaries are also subject to the laws and regulations of both the federal government and the various states in which they conduct business. As an originator of small business loans, we are also regulated by the U.S. Small Business Administration, or SBA.

Regulatory Agreements. On March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement, or Agreement, with the Federal Reserve Bank of St. Louis, or the FRB, requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Pursuant to the Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.

The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the risk-based capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 21 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.68% at December 31, 2010.

While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to resume profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company and First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business, financial condition or results of operations.

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

As further described in Note 21 to our consolidated financial statements, First Bank was categorized as well capitalized at December 31, 2010 and 2009 under the prompt corrective action provisions of the regulatory capital standards. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2010 and 2009.

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. In March 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. We have determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of December 31, 2010, would reduce the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 4.53%, 2.27% and 1.44%, respectively. Therefore, upon implementation of the Federal Reserve’s final rule, the Company would remain below the minimum regulatory capital standards established for bank holding companies and could be subject to additional actions by regulators that could have a direct material effect on the operations and financial condition of the Company and First Bank. The final rules that will be effective in March 2011, if implemented as of December 31, 2010, would not have an impact on First Bank’s regulatory capital ratios.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (Basel I) of the Basel Committee on Banking Supervision, or the Basel Committee. The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. Actions of the Basel Committee have no direct effect on banks in participating countries. In 2004, the Basel Committee published a new capital accord (Basel II) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

A final rule implementing the advanced approaches of Basel II in the United States would apply only to certain large or internationally active banking organizations, or “core banks,” defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Certain other U.S. banking organizations would have the option to adopt the requirements of this rule. The Company is not required to comply with the advanced approaches of Basel II.

In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that generally parallels the relevant approaches under Basel II, but recognizes that United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. To date, no final rule has been adopted.

In 2009, the U.S. Treasury issued a policy statement, or the Treasury Policy Statement, entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms,” which contemplates changes to the existing regulatory capital regime involving substantial revisions to major parts of the Basel I and Basel II capital frameworks and affecting all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms, with changes to the regulatory capital framework to be phased in over a period of several years.

On December 17, 2009, the Basel Committee issued a set of proposals, or the 2009 Capital Proposals, that would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, the 2009 Capital Proposals would re-emphasize that common equity is the predominant component of Tier 1 capital. Concurrently with the release of the 2009 Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure, or the 2009 Liquidity Proposals. The 2009 Liquidity Proposals include the implementation of (i) a liquidity coverage ratio, or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and (ii) a net stable funding ratio, or NSFR, designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, includes certain provisions concerning the capital regulations of the United States banking regulators, which are often referred to as the “Collins Amendment.” These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act, which was July 21, 2010. To date, no proposed regulations have been issued.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as Basel III. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including First Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

➢	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;
➢	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;
➢	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;
➢	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;
➢	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;
➢	Deduction from common equity of deferred tax assets that depend on future profitability to be realized;
➢	Increased capital requirements for counterparty credit risk relating to over-the-counter derivatives, repurchase agreements and securities financing activities; and
➢
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the LCR and NSFR. The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

Under certain circumstances, a depository institution’s primary federal regulatory agency may use its authority to lower the institution’s capital category. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. See further discussion above under “—Regulatory Agreements.” Generally, failing to maintain the status of “well capitalized” or “adequately capitalized” subjects a bank to restrictions and limitations on its business that become progressively more severe as the capital levels decrease.

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The dividend limitations are further described in Note 22 to our consolidated financial statements appearing elsewhere in this report. In addition, First Bank has agreed that it will not declare or pay any dividends or make certain other payments to us without the prior consent of the MDOF and the FRB, as previously discussed under “—Regulatory Agreements.”

Federal Deposit Insurance Reform. The FDIC currently maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund. The deposit accounts of First Bank are insured by the DIF to the maximum amount provided by law. This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions.

Under its current regulations, the FDIC imposes assessments for deposit insurance on an insured institution quarterly according to its ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt. Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. Furthermore, on May 22, 2009, the FDIC board agreed to impose an emergency special assessment of five basis points on each FDIC-insured financial institution’s assets minus its Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an emergency special assessment of $4.8 million in the second quarter of 2009.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

On November 17, 2009, the FDIC adopted regulations that required certain insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. The FDIC exempted First Bank from the prepayment requirement. This action does not impact our regularly scheduled quarterly assessments, which will continue to be payable quarterly.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio, or DRR, that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

The Dodd-Frank Act requires the FDIC to establish rules setting insurance premium assessments based on an institution's total assets minus its tangible equity instead of its deposits. These rules were finalized on February 7, 2011 and set base assessment rates for institutions in Risk Categories II, III and IV at annual rates of 14, 23 and 35 basis points, respectively. The base assessment rate for a Risk Category I institution was set at a range of five to nine basis points. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits and unsecured debt. Total base assessment rates after adjustments range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV. The FDIC has adopted regulations under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, a bank that has had total assets of $10 billion or more for four consecutive quarters will be assessed quarterly for deposit insurance under a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank's ability to withstand asset-related stress and funding-related stress and weighted CAMELS rating. The loss severity score is a measure of potential losses to the FDIC in the event of the bank's failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank's initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate would be subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank's brokered deposits exceed 10% of its domestic deposits. Modifications to the scorecard method may apply to certain "highly complex institutions." First Bank will not be regarded as a "highly complex institution."

On November 9, 2010 and January 18, 2011, the FDIC, as mandated by Section 343 of the Dodd-Frank Act, as described below, adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years beginning on December 31, 2010. This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

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

Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee’s authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue an attestation report on management’s report on internal control over financial reporting. As we are a non-accelerated filer, management’s report on internal control over financial reporting was not subject to attestation by the Company’s Independent Registered Public Accounting Firm as of December 31, 2010, as further discussed under “Item 9A — Controls and Procedures.”

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

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in those systems. First Bank was in compliance with these requirements at December 31, 2010, with investments of $19.9 million in stock of the FRB and $10.0 million in stock of the Federal Home Loan Bank of Des Moines. First Bank also holds an investment of $238,000 in stock of the Federal Home Loan Bank of San Francisco, as a nonmember, to collateralize certain FHLB advances assumed in conjunction with certain acquisition transactions.

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

First Bank has established a borrowing relationship with the FRB, which is primarily secured by commercial loans, and provides an additional liquidity facility that may be utilized for contingency purposes. Advances drawn on First Bank’s established borrowing relationship require prior approval of the FRB, and First Bank did not have any FRB borrowings outstanding at December 31, 2010. First Bank also has established a borrowing relationship with the FHLB of Des Moines. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. Advances from the FHLB require prior approval of the FHLB. First Bank’s borrowing capacity with the FHLB was approximately $475.1 million at December 31, 2010, and First Bank did not have any FHLB advances outstanding at December 31, 2010.

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

United States Securities and Exchange Commission. We are also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of our securities. We are subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The securities issued by one of our affiliated trusts are registered under the Securities Exchange Act of 1934 and are listed on the NYSE under the trading symbol “FBSPrA,” and therefore, we are subject to certain rules and regulations of the NYSE.

United States Department of the Treasury. As further described above under “Item 1 —Business – Ownership Structure,” on December 31, 2008, we completed the sale to the U.S. Treasury of $295.4 million of newly-issued non-voting preferred stock as part of the CPP. The U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the Purchase Agreement, the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with us to the extent required to comply with any changes in applicable federal statutes. In addition, as a result of our deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury has the right to elect two directors to our Board but has not elected to do so as of March 25, 2011.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In addition to the previous discussion above, the Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

➢	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;
➢
After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital for holding companies with more than $15 billion of assets, and restricts new issuances of trust preferred securities from being included as Tier 1 capital for all holding companies;

➢
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets less tangible capital;

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

CPP Related Compensation and Corporate Governance Requirements. The EESA was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system pursuant to the CPP. Under the authority of EESA, the U.S. Treasury instituted the TARP Capital Purchase Program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. As noted above, on December 31, 2008, we participated in this program by issuing 295,400 shares of the Company’s Class C Preferred Stock to the U.S. Treasury for a purchase price of $295.4 million in cash and a Warrant to acquire up to 14,784.78478 shares of Class D Preferred Stock at an exercise price of $1.00 per share.

In addition to the restrictions on the Company’s ability to pay dividends on and repurchase its stock, participation in the CPP also includes certain requirements and restrictions regarding compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009, or ARRA, as implemented by U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. These requirements and restrictions include, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to the Company’s senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to annually provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to the Company’s SEOs and the next 20 most highly compensated employees. These requirements and restrictions will remain applicable to the Company until it has redeemed the Class C Preferred Stock and Class D Preferred Stock in full.

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

Other Future Legislation and Changes in Regulations. In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on the business, financial condition or results of operations of the Company.

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

We could be compelled to seek additional capital in the future, but capital may not be available when it is needed. Our holding company, First Banks, did not meet the minimum regulatory capital standards established for bank holdings companies by the Federal Reserve at December 31, 2010. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital. Our previously announced Capital Plan also contemplates raising additional capital in an effort to improve our capital position.

Our ability to raise additional capital, as part of our Capital Plan or otherwise, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control (including the response to any offers to current holders of the Company’s securities), and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital, as part of our Capital Plan or otherwise, or on terms acceptable to us. If we are unable to raise additional capital, as part of our Capital Plan or otherwise on terms satisfactory to us, our financial condition, results of operations, business prospects and our regulatory capital ratios and those of First Bank may be materially and adversely affected. If we are unable to raise additional capital, as part of our Capital Plan or otherwise, we may also be subjected to increased regulatory supervision, which could result in the imposition of additional regulatory restrictions on our operations and/or regulatory enforcement actions and could also potentially limit our future growth opportunities. These restrictions could negatively impact our ability to manage or expand our operations in a manner that we may deem beneficial to our stockholders and debt holders and could result in significant increases in our operating expenses or decreases in our revenues.

The Company, SFC and First Bank entered into an Agreement with the Federal Reserve Bank of St. Louis. As further described under “—Supervision and Regulation – Regulatory Agreements,” the Company, SFC and First Bank entered into an Agreement with the FRB. Although we cannot predict the ramifications that would result from the failure to comply with each of the provisions of the Agreement, the failure to comply could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, under the Agreement, the Company, SFC and First Bank must receive approval from the FRB prior to paying any dividends on its capital stock or making any interest payments on the Company’s outstanding junior subordinated debentures, which represent the source of distributions to holders of trust preferred securities.

Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations. On July 21, 2010, the Dodd-Frank Act was signed into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding CPP preferred securities will continue to qualify as Tier 1 capital.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, one year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2013.

In addition, the Dodd-Frank Act increased the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries and gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board recently proposed capping such fees at seven to 12 cents, subject to adjustment for fraud prevention costs. The Dodd-Frank Act also will restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds, subject to an exception allowing a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met, including, among others, a requirement that the bank limit its ownership interest in any single fund to 3% and its aggregate investment in all funds to 3% of Tier 1 capital, with no director or employee of the bank holding company having an ownership interest in the fund unless he or she provides services directly to the fund.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau will have examination and enforcement authority over all banks with more than $10 billion in assets.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company. However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Changes in economic conditions could negatively and materially impact our business. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A continued deterioration in economic conditions or lack of improvement in economic conditions may result in the following consequences, any of which could negatively and materially impact or continue to negatively and materially impact our business:

➢	Loan delinquencies may continue to increase or remain at elevated levels;

➢	Problem assets and foreclosures may continue to increase or remain at elevated levels;

➢	High unemployment may continue;

➢	Demand for our products and services may decline;

➢	Low cost or noninterest bearing deposits may decrease; and

➢
Collateral pledged to us by our customers for loans made by us, especially residential and commercial real estate property, may decline or continue to decline in value, in turn reducing our customers’ borrowing power, and thereby reducing the value of the underlying assets and collateral associated with our existing loans.

Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $1.64 billion and $490.8 million, respectively, at December 31, 2010, representing 37.0% and 11.1%, respectively, of our loan portfolio. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced increasing amounts of nonperforming loans within our real estate construction and development portfolio and commercial real estate portfolio, reflective of declining market conditions surrounding land acquisition and development loans as a result of increased developer inventories, slower lot and home sales, and declining market values. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio.

Weakness in the real estate market has adversely affected us and may continue to do so. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced deterioration within our residential real estate mortgage loan portfolio throughout the previous three years, primarily in our Alt A and sub-prime loan portfolios. Our residential real estate mortgage loans were $1.05 billion at December 31, 2010, representing 23.7% of our loan portfolio. The effects of ongoing mortgage market challenges, as well as the ongoing correction in residential real estate market prices and reduced levels of home sales could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains recognized on the sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, our financial condition and results of operations may be adversely affected.

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

Our nonperforming loans also impact the sufficiency of our allowance for loan losses. Nonperforming loans totaled $398.9 million as of December 31, 2010. In addition to those loans currently identified and classified as nonperforming loans, management is aware that other possible credit problems may exist with certain borrowers. These include loans that are migrating from grades with lower risks of loss probabilities into grades with higher risks of loss probabilities as performance and potential repayment issues surface. We monitor these loans and adjust the loss rates in our allowance for loan losses accordingly. The most severe of these loans are credits that are classified as substandard loans due to either less than satisfactory performance history, lack of borrower’s paying capacity, or potentially inadequate collateral. Substandard, or potential problem loans, totaled $373.1 million at December 31, 2010, representing an increase of $27.5 million, or 8.0%, from $345.6 million at December 31, 2009.

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

The overall level of our nonperforming assets and potential problem loans has increased our noninterest expense levels. We have incurred, and expect to incur for the foreseeable future, significant expenses associated with collection and foreclosure related matters on loans and taxes, insurance, property preservation and other collection matters on other real estate properties. In addition, we recorded write-downs on other real estate properties of $34.7 million and $37.4 million for the years ended December 31, 2010 and 2009, respectively. If the overall level of our nonperforming assets does not decrease, these expense levels will continue to have a material adverse affect on our financial condition and results of operations.

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

There can be no assurance these sources of funds will be adequate for our liquidity needs and we may be compelled to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our business objectives. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on terms acceptable to us. The ability of banks and holding companies to raise capital or borrow in the debt markets has been negatively affected by recent adverse economic trends. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We actively monitor the depository institutions that hold our cash operating account balances. It is possible that access to our cash equivalents will be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we seek to diversify our cash balances among counterparties to minimize exposure to any one of these entities. The financial statements and other relevant data of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets. At December 31, 2010, our cash and cash equivalents totaled $995.8 million, of which $895.4 million was maintained in our cash operating account at the FRB.

First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from our subsidiaries, the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds we raise through the issuance of debt and/or equity instruments through the Company, if any. The Company’s unrestricted cash totaled $3.6 million at December 31, 2010. The Company’s future liquidity position may be adversely affected if a combination of the following events occurs:

➢
First Bank continues to experience net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs;

➢	We deem it advisable, or are required by the FRB, to use cash maintained by the Company to support the capital position of First Bank;

➢	First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so; or

➢	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit.

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

We rely on dividends from our subsidiaries for most of our revenue. The Company is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our preferred stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that First Bank and certain nonbank subsidiaries may pay to the Company. In the event First Bank is unable to pay dividends, we may not be able to service our debt (including our junior subordinated debentures issued in connection with the issuance of our outstanding trust preferred securities), pay obligations or pay dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury. The inability to receive dividends from First Bank could have a material adverse effect on our business, financial condition and results of operations. As further described under “Item 1. Business —Supervision and Regulation,” First Bank has agreed not to declare or pay any dividends without the prior consent of the MDOF and the FRB. First Bank did not make any dividend payments during the year ended December 31, 2010.

Our ability to repay our junior subordinated debentures, and our Class C Preferred Stock and Class D Preferred Stock issued under the CPP, could be hindered by the completed and pending divestiture initiatives associated with our Capital Plan. As further described under “Item 1. Recent Developments —Capital Plan,” we have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan, including sales of branch offices, sales of certain loans, sales of nonbank subsidiaries and reductions in our risk-weighted assets. While these transactions were considered necessary by the Company to improve our regulatory capital ratios and preserve our risk-based capital in the short-term, these transactions have also decreased our sources of revenue and could hinder the probability and timing of future repayment of these obligations.

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

Because of our participation in the CPP under the EESA, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase capital stock and trust preferred securities, as well as restrictions on compensation paid to our executive officers. Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to make any distributions on our trust preferred securities or dividends on pari passu preferred shares if we are in arrears on the payment of dividends on our Class C Preferred Stock and Class D Preferred Stock. In addition, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared without the U.S. Treasury’s approval unless all of the Class C Preferred Stock and Class D Preferred Stock has been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, our trust preferred securities and pari passu preferred shares may not be repurchased if we are in arrears on the payment of Class C Preferred Stock and Class D Preferred Stock dividends. The terms of the Purchase Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law. We are unable to predict the potential impact of any such amendments. As a result of our deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury has the right to elect two directors to our Board. We expect the U.S. Treasury, our bank regulators and other agencies of the U.S. Government to continue to monitor our use of the CPP proceeds. Our failure to comply with the terms and conditions of the program or the Purchase Agreement may subject us to a regulatory enforcement action or legal proceedings brought by the U.S. Government.

In addition, pursuant to the terms of the Purchase Agreement, we adopted the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds our equity securities issued pursuant to the Purchase Agreement. These standards generally apply to our executive officers identified in the Summary Compensation Table on page 85 and the 20 next most highly compensated employees. The impact of the executive compensation standards, as described under Item 11 —Executive Compensation, may result in the loss of current members of our management team and could adversely affect our ability to compete for talent in the industry.

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

We could be required to further write down goodwill and other intangible assets. When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2010, our goodwill and other identifiable intangible assets were $129.1 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis during the fourth quarter of 2010 and determined our goodwill and other intangible assets were not impaired, as further described in Note 8 to our consolidated financial statements. We cannot provide assurance, however, that we will not be required to record an impairment charge in the future. Any additional impairment charge would have an adverse effect on our financial condition and results of operations.

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

The Company’s deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings. The Dodd-Frank Act established 1.35% as the minimum DRR. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it. The Dodd-Frank Act also requires the FDIC to base insurance premiums on an institution’s total assets minus its tangible equity instead of its deposits. It is possible that our insurance premiums will increase in the future as a result of these final regulations and/or an increase in our risk assessment rating.

Significant legal actions could subject us to substantial liabilities. We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could affect our results of operations and financial condition.

The value of securities in the Company’s investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our investment portfolio has become extremely volatile over the past two years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which could lead to write-downs of the carrying value of these assets that could have a material adverse effect on our net income and capital levels.

Geographic distance between our operations increases operating costs and makes efforts to standardize operations more difficult. We operate banking offices in California, Florida, Illinois and Missouri. The noncontiguous nature of many of our geographic markets increases operating costs and makes it more difficult for us to standardize our business practices and procedures. As a result of our geographic dispersion, we face the following challenges, among others: (a) familiarizing personnel with our business environment, banking practices and customer requirements at geographically dispersed locations; (b) providing administrative support, including accounting, human resources, credit administration, loan servicing, internal audit and credit review at significant distances; and (c) establishing and monitoring compliance with our corporate policies and procedures in different areas.

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

Non-compliance with the USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions. The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

We provide treasury management services to money services businesses, which include: check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters. Money services businesses pose risk of compliance with regulatory guidance. We provide treasury management services to the check cashing industry, offering: check clearing, monetary instrument, depository, and credit services. We also provide treasury management services to money transmitters. Financial institutions that open and maintain accounts for money services businesses are expected to apply the requirements of the USA Patriot Act and Bank Secrecy Act, as they do with all accountholders, on a risk-assessed basis. As with any category of accountholder, there will be money services businesses that pose little risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk. Providing treasury management services to money services businesses represents a significant compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 3,712 square feet is currently leased to others. Of our other 153 offices and four operations and administrative facilities at December 31, 2010, 84 are located in buildings that we own and 73 are located in buildings that we lease.

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

In the ordinary course of business, we and our subsidiaries become involved in legal proceedings, including litigation arising out of our efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against us. Our management believes the ultimate resolution of these existing proceedings is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations.

The Company and First Bank entered into agreements with the FRB and MDOF, as further described under “Item 1. Business —Supervision and Regulation – Regulatory Agreements” and in Note 1 to our consolidated financial statements.

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

On August 10, 2009, we also announced the deferral of dividend payments on our Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however, we continue to record the declaration of such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements. In February 2009 and May 2009, we paid the regularly scheduled quarterly dividends on our Class C Preferred Stock and Class D Preferred Stock, which were pre-approved and authorized for payment by the FRB.

Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from First Bank, which is also subject to regulatory requirements. First Bank has agreed not to declare or pay any dividends or make certain other payments to us without the prior consent of the MDOF and the FRB, as previously discussed under “Item 1. Business —Supervision and Regulation – Regulatory Agreements.” The dividend limitations are further described in Note 18 and Note 22 to our consolidated financial statements appearing elsewhere in this report.

Item 6.   Selected Financial Data. The selected consolidated financial data set forth below are derived from our consolidated financial statements. This information is qualified by reference to our consolidated financial statements appearing elsewhere in this report. This information should be read in conjunction with such consolidated financial statements, the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

	As of or For the Year Ended December 31, (1)
	2010	2009	2008	2007	2006
	(dollars expressed in thousands, except share and per share data)
Income Statement Data:
Interest income	$312,856	400,350	536,597	643,448	609,036
Interest expense	79,325	119,357	184,435	227,361	195,969
Net interest income	233,531	280,993	352,162	416,087	413,067
Provision for loan losses	214,000	390,000	368,000	65,056	12,000
Net interest income (loss) after provision for loan losses	19,531	(109,007)	(15,838)	351,031	401,067
Noninterest income	78,509	70,691	62,341	55,449	79,547
Noninterest expense	304,364	356,236	258,339	263,028	248,908
(Loss) income from continuing operations before provision for income taxes	(206,324)	(394,552)	(211,836)	143,452	231,706
Provision for income taxes	4,114	2,393	18,323	40,054	80,878
(Loss) income from continuing operations, net of tax	(210,438)	(396,945)	(230,159)	103,398	150,828
Income (loss) from discontinued operations, net of tax	12,187	(51,991)	(58,154)	(53,860)	(44,598)
Net (loss) income	(198,251)	(448,936)	(288,313)	49,538	106,230
Net (loss) income attributable to noncontrolling interest in subsidiaries	(6,514)	(21,315)	(1,158)	78	(587)
Net (loss) income attributable to First Banks, Inc.	$(191,737)	(427,621)	(287,155)	49,460	106,817

Dividends Declared and Undeclared:
Preferred stock	$16,980	16,536	786	786	786
Common stock	—	—	—	—	—
Ratio of total dividends declared to net (loss) income	(8.86)%	(3.87)%	(0.27)%	1.59%	0.74%

Earnings (Loss) Per Share (EPS) and Other Share Data:
Basic EPS – continuing operations	$(9,479.14)	(16,713.78)	(9,711.66)	4,333.47	6,366.10
Basic EPS – discontinued operations	515.07	(2,197.32)	(2,457.80)	(2,276.33)	(1,884.47)
Diluted EPS – continuing operations	(9,479.14)	(16,713.78)	(9,711.66)	4,294.44	6,275.41
Diluted EPS – discontinued operations	515.07	(2,197.32)	(2,457.80)	(2,239.02)	(1,848.58)
Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661	23,661

Balance Sheet Data:
Investment securities	$1,494,337	541,557	575,094	978,676	1,428,895
Loans, net of unearned discount	4,492,284	6,608,293	8,592,975	8,886,184	7,671,768
Assets of discontinued operations	43,532	518,056	—	—	—
Total assets	7,378,128	10,581,996	10,783,154	10,902,470	10,162,803
Total deposits	6,458,415	7,063,973	8,741,520	9,149,193	8,443,086
Other borrowings	31,761	767,494	575,133	409,616	398,639
Notes payable	—	—	—	39,000	65,000
Subordinated debentures	353,981	353,905	353,828	353,752	297,369
Liabilities of discontinued operations	94,184	1,730,264	—	—	—
Total stockholders’ equity	307,295	522,380	996,355	847,621	788,239

Earnings Ratios:
Return on average assets	(2.20)%	(4.04)%	(2.66)%	0.48%	1.11%
Return on average stockholders’ equity	(42.36)	(51.82)	(32.78)	6.07	14.92
Net interest margin (2)	2.93	3.12	3.88	4.69	4.88
Noninterest expense to average assets	3.50	3.36	2.39	2.54	2.59
Tangible noninterest expense to average assets (3)	3.46	2.61	2.34	2.49	2.55
Efficiency ratio (4)	97.54	101.29	62.33	55.78	50.53
Tangible efficiency ratio (4)	96.47	78.72	60.94	54.60	49.81

Asset Quality Ratios:
Allowance for loan losses to loans	4.48%	4.03%	2.56%	1.89%	1.90%
Nonaccrual loans to loans	8.88	10.46	4.86	2.28	0.64
Allowance for loan losses to nonaccrual loans	50.40	38.55	52.71	83.27	299.11
Nonperforming assets to loans, other real estate and repossessed assets (5)	11.65	12.15	5.87	2.40	0.72
Net loan charge-offs to average loans	5.06	4.62	3.84	0.76	0.10

Selected Financial Data (continued):

	As of or For the Year Ended December 31, (1)
	2010	2009	2008	2007	2006
	(dollars expressed in thousands, except share and per share data)

First Banks, Inc. Capital Ratios:
Average stockholders’ equity to average assets	5.20%	7.79%	8.11%	7.89%	7.45%
Total risk-based capital ratio	6.29	9.78	12.11	9.84	10.04
Tier 1 risk-based capital ratio	3.15	4.89	8.87	7.92	8.44
Leverage ratio	1.99	3.52	8.04	7.99	7.89

First Bank Capital Ratios:
Total risk-based capital ratio	12.95%	10.39%	11.01%	10.01%	10.02%
Tier 1 risk-based capital ratio	11.66	9.11	9.75	8.75	8.77
Leverage ratio	7.40	6.56	8.85	8.85	8.19
_____________________________
(1)
The comparability of the selected data, presented on a continuing basis, is affected by the acquisitions of banks and/or branch offices during the five-year period ended December 31, 2010. The selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.

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

(5)	Nonperforming assets consist of nonaccrual loans, other real estate and repossessed assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with our “Selected Financial Data,” our consolidated financial statements and the related notes thereto, and the other financial data appearing elsewhere in this report. This discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Various factors may cause our actual results to differ materially from those contemplated by the forward-looking statements herein. We do not have a duty to and do not undertake any obligation to update these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” appearing at the beginning of this report and “Item 1A ─ Risk Factors,” appearing elsewhere in this report.

RESULTS OF OPERATIONS

Overview

All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our accompanying consolidated financial statements appearing elsewhere in this report for further discussion regarding our discontinued operations.

We recorded a net loss, including discontinued operations, of $191.7 million, $427.6 million and $287.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our results of operations levels reflect the following:

➢	A provision for loan losses of $214.0 million for the year ended December 31, 2010, compared to $390.0 million in 2009 and $368.0 million in 2008;

➢
Net interest income of $233.5 million for the year ended December 31, 2010, compared to $281.0 million in 2009 and $352.2 million in 2008, which contributed to a decline in our net interest margin to 2.93% for the year ended December 31, 2010, compared to 3.12% in 2009 and 3.88% in 2008;

➢	Noninterest income of $78.5 million for the year ended December 31, 2010, compared to $70.7 million in 2009 and $62.3 million in 2008;

➢	Noninterest expense of $304.4 million for the year ended December 31, 2010, compared to $356.2 million in 2009 and $258.3 million in 2008;

➢	A provision for income taxes of $4.1 million for the year ended December 31, 2010, compared to $2.4 million in 2009 and $18.3 million in 2008;

➢
Income from discontinued operations, net of tax, of $12.2 million for the year ended December 31, 2010, compared to losses from discontinued operations, net of tax, of $52.0 million in 2009 and $58.2 million in 2008; and

➢	Net losses attributable to noncontrolling interest in subsidiaries of $6.5 million for the year ended December 31, 2010, compared to $21.3 million in 2009 and $1.2 million in 2008.

The decrease in the provision for loan losses in 2010 was primarily driven by the significant decrease in the overall level of our loans, net of unearned discount, a decrease in net loan charge-offs and less severe asset migration to classified asset categories than the migration levels experienced during 2009, as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.” The increase in the provision for loan losses in 2009 was primarily driven by increased net loan charge-offs and declining asset quality trends throughout our loan portfolio primarily resulting from continued weak economic conditions and significant declines in real estate values in virtually all market segments.

The decline in our net interest income and our net interest margin in 2010 was primarily attributable to higher average balances of lower-yielding short-term investments and investment securities, a substantially lower average balance of loans and a decrease in the yield on our investment securities portfolio, partially offset by an increase in the yield on our loan portfolio and a significant decrease in our deposit and borrowing costs, as further discussed under “—Net Interest Income” and “—Financial Condition and Average Balances.” The decline in our net interest income and net interest margin in 2009 was primarily attributable to a higher average balance of lower-yielding short-term investments, increases in nonaccrual loans and a decrease in the prime lending rate and the London Interbank Offered Rate, or LIBOR, to historically low levels, partially offset by a decrease in deposit and other interest-bearing liability costs.

The increase in our noninterest income in 2010, as compared to 2009, primarily resulted from increased gains on loans sold and held for sale, an increase in net gains on investment securities, lower net losses on derivative financial instruments, increased other income primarily driven by the receipt of a litigation settlement of $2.6 million and increased gains on sales of other real estate; partially offset by higher declines in the fair value of servicing rights, reduced service charges on deposit accounts and customer service fees and decreased bank-owned life insurance, or BOLI, investment income, as further discussed under “—Noninterest Income.” The increase in our noninterest income in 2009, as compared to 2008, was primarily attributable to an increase in net gains on investment securities, higher gains on the sale of mortgage loans, lower declines in the fair value of servicing rights and higher service charges on deposit accounts and customer service fees; partially offset by losses incurred on the sale of certain asset based lending and restaurant franchise loans in the fourth quarter of 2009, decreased BOLI investment income, increased net losses on derivative financial instruments and a gain on the extinguishment of a term repurchase agreement in 2008.

The overall decrease in the level of noninterest expense in 2010, as compared to 2009, primarily reflects a goodwill impairment charge of $75.0 million in 2009 as compared to zero in 2010 and reductions in other expense categories such as salaries and employee benefits, furniture and equipment, postage, printing and supplies, information technology fees, amortization of intangible assets, advertising and business development and write-downs and expenses on other real estate; partially offset by a $13.6 million operating loss resulting from suspected fraud involving a customer relationship in 2010, prepayment penalties of $10.6 million associated with the early termination of our outstanding FHLB advances and our term repurchase agreement, and increased occupancy expenses, legal, examination and professional fees and FDIC insurance assessment premiums, as further discussed under “—Noninterest Expense.” The increase in our noninterest expense in 2009, as compared to 2008, primarily resulted from a goodwill impairment charge of $75.0 million, an increase in FDIC insurance assessment premiums and an increase in write-downs and expenses on other real estate properties partially offset by reductions in salaries and employee benefits expense, occupancy and furniture and equipment expenses, information technology fees, advertising and business development and other expenses.

The provision for income taxes for 2010 and 2009 primarily reflects our ongoing deferred tax asset valuation allowance. In addition, our provision for income taxes for 2010 reflects the reclassification of $6.8 million of accumulated other comprehensive income to provision for income taxes related to the expiration of the amortization period of the unrealized gain on certain of our interest rate swap agreements in September 2010, as further discussed under “—Provision for Income Taxes” and in Note 13 to our consolidated financial statements. The provision for income taxes in 2008 reflects the recognition of a net deferred tax asset valuation allowance of $136.8 million against our deferred tax assets during 2008, which had the effect of increasing our provision for income taxes by $123.2 million during 2008.

Income from discontinued operations, net of tax, in 2010 reflects an aggregate gain on sale of discontinued operations of $19.6 million, including an $8.4 million gain recognized on the sale of our Chicago Region during the first quarter of 2010, a $5.0 million gain recognized on the sale of our Texas Region during the second quarter of 2010 and a $6.4 million gain recognized on the sale of a portion of our Northern Illinois Region during the third quarter of 2010, as further discussed under “—Income (Loss) from Discontinued Operations, Net of Tax.” The loss from discontinued operations, net of tax, in 2009 reflects an aggregate loss on sale of discontinued operations of $13.0 million, including a loss on the sale of assets of WIUS of $13.1 million in the fourth quarter of 2009, partially offset by a small gain on the sale of ANB in the third quarter of 2009. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

The decrease in the net loss attributable to noncontrolling interest in subsidiaries in 2010, as compared to 2009, primarily reflects reduced losses associated with FB Holdings related to lower balances of nonaccrual loans and other real estate in addition to increased gains recognized on the sale of certain other real estate properties, as further discussed under “—Net Loss Attributable to Noncontrolling Interest in Subsidiaries.” The increase in the net loss attributable to noncontrolling interest in subsidiaries in 2009, as compared to 2008, is primarily attributable to increased write-downs and expenses on other real estate properties associated with FB Holdings.

Financial Condition and Average Balances

Our average total assets were $8.70 billion for the year ended December 31, 2010, compared to $10.59 billion and $10.81 billion for the years ended December 31, 2009 and 2008, respectively. Our total assets were $7.38 billion at December 31, 2010, compared to $10.58 billion at December 31, 2009. We attribute the decrease in our total assets in 2010 to decreases in cash and short-term investments, loans, FHLB and FRB stock, bank premises and equipment, goodwill and other intangible assets, BOLI, deferred income taxes, other assets, assets held for sale and assets of discontinued operations, partially offset by increases in investment securities and other real estate. We attribute the decrease in our total assets in 2009 to decreases in our loan portfolio, goodwill and other intangible assets, bank premises and equipment, BOLI and other assets, partially offset by increases in cash and cash equivalents, other real estate, assets held for sale and assets of discontinued operations.

Our interest-earning assets averaged $7.99 billion for the year ended December 31, 2010, compared to $9.02 billion and $9.12 billion for the years ended December 31, 2009 and 2008, respectively. Our interest-bearing liabilities averaged $6.29 billion for the year ended December 31, 2010, compared to $6.32 billion and $6.55 billion for the years ended December 31, 2009 and 2008, respectively. Funds available from decreased average loan balances and increased average deposit balances were primarily utilized to fund our divestitures in 2010 which resulted in significant cash outlays, increases in average investment securities and short-term investments and a reduction in our average other borrowings. Funds available from decreased average loan balances, as well as maturities, calls and sales of investment securities were primarily utilized to fund increases in average short-term investments in 2009 in anticipation of divestitures completed in 2010.

Loans, net of unearned discount, averaged $5.52 billion, $7.33 billion and $8.24 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Loans, net of unearned discount, decreased $2.12 billion to $4.49 billion at December 31, 2010, from $6.61 billion at December 31, 2009. The decreases in 2010 reflect the reclassification of $40.3 million of certain of our Northern Illinois Region loans to assets of discontinued operations at December 31, 2010, the sale of $137.4 million of loans associated with the sale of a portion of our Northern Illinois Region in September 2010, loan charge-offs of $331.2 million, aggregate sales of other commercial loans of $108.0 million, transfers to other real estate of $158.9 million and other reductions in our loan portfolio totaling $1.36 billion, including significant principal repayments and overall reduced loan demand within our markets, as further discussed under “—Loans and Allowance for Loan Losses.” The decrease in average loans in 2009 primarily reflects a decrease in internal loan growth, loan charge-offs of $352.7 million, transfers of loans to other real estate of $143.6 million and sales of $101.5 million, $64.4 million and $141.3 million of asset based lending loans, restaurant franchise loans and premium finance loans, respectively, in December 2009.

Investment securities averaged $1.01 billion for the year ended December 31, 2010, compared to $637.2 million and $743.1 million for the years ended December 31, 2009 and 2008, respectively. Our investment securities increased $952.8 million to $1.49 billion at December 31, 2010, from $541.6 million at December 31, 2009. The increase in our investment securities during 2010 reflects the utilization of excess cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort maximize our net interest income and net interest margin while maintaining appropriate liquidity levels. The reduction in our average investment securities during 2009 reflects the utilization of funds provided by maturities and sales of investment securities to increase our average short-term investments.

FHLB and FRB stock averaged $49.7 million for the year ended December 31, 2010, compared to $57.5 million and $51.5 million for the years ended December 31, 2009 and 2008, respectively. FHLB and FRB stock decreased $35.0 million to $30.1 million at December 31, 2010, from $65.1 million at December 31, 2009. The decrease during 2010 reflects the redemption of $27.3 million of FHLB stock associated with the prepayment of $600.0 million of FHLB advances, as further discussed below, and the redemption of $7.8 million of FRB stock associated with the reduction in our total assets during 2010. The increase during 2009 was primarily attributable to additional investments in FHLB stock commensurate with our increased FHLB borrowing levels during 2009.

Average short-term investments were $1.40 billion for the year ended December 31, 2010, compared to $995.2 million and $83.2 million in 2009 and 2008, respectively. The increase in our average short-term investments during 2010 was primarily due to a higher level of liquidity resulting from the significant decrease in average loans and an increase in average deposits, partially offset by the utilization of such funds to increase our investment securities portfolio and fund our divestitures completed in 2010, as further discussed below. The increase in our average short-term investments during 2009 was primarily due to a higher level of liquidity resulting from the decrease in average loans, partially offset by a decrease in average deposits. We increased our overall liquidity position during 2009 and 2010 in anticipation of significant cash outflows associated with the completion and expected completion of certain transactions associated with our Capital Plan, including the sale of our Chicago Region on February 19, 2010, the sale of our Texas Region on April 30, 2010, the sale of a portion of our Northern Illinois Region in September 2010 and the anticipated sale of the remaining branch offices in our Northern Illinois Region in the second quarter of 2011. The majority of funds in our short-term investments during 2010 and 2009 were maintained in our correspondent bank account with the FRB. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and maintain significant liquidity in light of the recent economic environment, has negatively impacted our net interest margin. See further discussion under “—Liquidity.”

Our short-term investments decreased $1.45 billion to $924.8 million at December 31, 2010, from $2.37 billion at December 31, 2009. The decrease in our short-term investments of $1.45 billion was primarily attributable to the following:

➢	The sale of our Chicago Region on February 19, 2010, resulting in a cash outflow of $832.5 million;
➢	The sale of our Texas Region on April 30, 2010, resulting in a cash outflow of $352.9 million;
➢	The sale of 11 branch offices in our Northern Illinois Region in September 2010, resulting in a cash outflow of $203.5 million;
➢	The sale of our Lawrenceville Branch on January 22, 2010, resulting in a cash outflow of $8.3 million;
➢	A net increase in our investment securities portfolio of $952.8 million during 2010;
➢	A decrease in our deposit balances of approximately $150.1 million, excluding the impact of the divestitures of the Chicago, Texas and Northern Illinois Regions, and the Lawrenceville Branch;
➢
The prepayment of $600.0 million of FHLB advances during 2010. In March 2010, funds available from short-term investments were utilized to prepay two $100.0 million FHLB advances that were scheduled to mature in April 2010 and July 2010, resulting in prepayment penalties of $281,000, in aggregate. During the third quarter of 2010, we prepaid an additional two $100.0 million FHLB advances that were scheduled to mature in April 2011 and July 2011, resulting in prepayment penalties of $1.9 million. During the fourth quarter of 2010, we prepaid an additional two $100.0 million FHLB advances that were scheduled to mature in August 2012 and September 2016, resulting in prepayment penalties of $3.2 million; and

➢	The prepayment of our $120.0 million term repurchase agreement during the fourth quarter of 2010 that was scheduled to mature in April 2012, resulting in an early termination fee of $5.5 million.

These decreases in cash and cash equivalents were partially offset by:

➢
A decrease in loans of $1.47 billion, exclusive of net loan charge-offs, transfers to other real estate and the impact of the divestitures of the Chicago, Texas and Northern Illinois Regions, and the Lawrenceville Branch;

➢	The termination of our remaining BOLI policies during 2010, resulting in the receipt of cash proceeds from the surrender of the policies of approximately $25.9 million;
➢	Sales of other real estate properties resulting in the receipt of cash proceeds from these sales of approximately $108.3 million; and
➢
The redemption of $7.8 million of FRB stock associated with the reduction in our total assets and $27.3 million of FHLB stock associated with the prepayment of $600.0 million of FHLB advances during 2010.

Nonearning assets averaged $445.7 million, $599.4 million and $799.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decreases during 2010 and 2009 were attributable to decreases in: average bank premises and equipment attributable to reduced expenditures associated with certain of our profit improvement initiatives; average BOLI policies resulting from the termination of several BOLI policies; average deferred income and refundable income taxes, including a refund of $62.0 million of federal income taxes received in mid-2009 as a result of the filing of amended federal income tax returns to recover income taxes paid in previous years through the application of the loss carryback rules and regulations; average intangible assets, including the recognition of goodwill impairment of $75.0 million in December 2009; and average fair value of certain of our derivative financial instruments during the periods; partially offset by increases in average other real estate attributable to higher foreclosure activity.

Bank premises and equipment, net of depreciation and amortization, decreased $16.9 million to $161.4 million at December 31, 2010, compared to $178.3 million at December 31, 2009. The decrease is attributable to the sale and reclassification of bank premises and equipment associated with our Northern Illinois Region to assets of discontinued operations of $5.5 million and $850,000, respectively; the reclassification of $790,000 of bank premises and equipment related to our San Jose and Edwardsville Branches to assets held for sale at December 31, 2010; and depreciation and amortization expense; partially offset by purchases of equipment.

Goodwill and other intangible assets decreased $15.4 million to $129.1 million at December 31, 2010, compared to $144.4 million at December 31, 2009. The decrease is due to (a) the reclassification of $1.6 million of goodwill and other intangible assets to assets of discontinued operations at December 31, 2010; (b) the reclassification of $500,000 of goodwill to assets held for sale at December 31, 2010; (c) the allocation of $9.7 million of goodwill and other intangible assets associated with the sale of a portion of our Northern Illinois Region in September 2010; and (d) amortization of $3.3 million.

BOLI decreased $26.4 million to zero at December 31, 2010, compared to $26.4 million at December 31, 2009. In January 2010, we terminated a BOLI policy with a carrying value of $19.8 million and received an initial cash payment of $19.2 million from the liquidation of the underlying assets associated with the terminated BOLI policy. In the third quarter of 2010, we surrendered our remaining BOLI policies and received a total cash payment of $6.7 million associated with the liquidation of these policies.

Other real estate increased $15.4 million to $140.6 million at December 31, 2010, compared to $125.2 million at December 31, 2009, primarily reflecting foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans aggregating $158.9 million, partially offset by the sale of other real estate properties with a carrying value of $105.5 million and write-downs of other real estate of $34.7 million attributable to declining real estate values on certain properties.

Other assets decreased $11.4 million to $71.8 million at December 31, 2010 from $83.2 million at December 31, 2009, primarily reflecting decreases in accrued interest receivable, servicing rights and other miscellaneous assets.

Assets held for sale decreased $14.7 million to $2.3 million at December 31, 2010, compared to $17.0 million at December 31, 2009, reflecting the completion of the sale of our Lawrenceville Branch on January 22, 2010 and the sale of SBLS LLC’s SBA Lending Authority on April 6, 2010, partially offset by the reclassification of $2.3 million of assets held for sale associated with our San Jose and Edwardsville Branches to assets held for sale at December 31, 2010. See Note 2 to our consolidated financial statements for further discussion of assets held for sale.

Assets of discontinued operations averaged $269.3 million, $964.7 million and $889.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Assets of discontinued operations were $43.5 million and $518.1 million at December 31, 2010 and 2009, respectively, reflecting the completion of the sales of our Chicago Region and Texas Region during 2010, partially offset by the reclassification of $43.5 million of assets in our Northern Illinois Region to assets of discontinued operations at December 31, 2010. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Deposits averaged $6.57 billion, $6.50 billion and $6.60 billion for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in average deposits in 2010 was attributable to organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings, partially offset by anticipated reductions of higher rate certificates of deposit. The mix of our deposit portfolio volumes during 2010 primarily reflects a shift from time deposits and savings and money market deposits to noninterest-bearing and interest-bearing demand deposits. The decrease in average deposits in 2009 was primarily attributable to anticipated reductions of higher rate certificates of deposit, partially offset by organic growth. Average interest-bearing demand deposits were $909.0 million, $824.9 million and $820.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Average savings and money market deposits were $2.18 billion, $2.20 billion and $2.18 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Average time deposits were $2.33 billion, $2.38 billion and $2.61 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Our total deposits were $6.46 billion and $7.06 billion at December 31, 2010 and 2009, respectively, reflecting a decrease of $605.6 million. The decrease in deposits in 2010 reflects the sale and reclassification of deposits associated with our Northern Illinois Region to liabilities of discontinued operations at December 31, 2010 of $364.9 million and $94.1 million, respectively, and the reclassification of $23.4 million of deposits associated with our San Jose and Edwardsville Branches to liabilities held for sale at December 31, 2010, as further discussed in Note 2 to our consolidated financial statements. Exclusive of these transactions, total deposits decreased $123.2 million, primarily reflective of the aforementioned anticipated reduction of higher rate certificates of deposit.

Other borrowings, generally comprised of daily and term repurchase agreements, FHLB advances, FRB borrowings and federal funds purchased, averaged $514.7 million, $561.3 million and $567.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in average other borrowings in 2010 reflects the prepayment of $600.0 million of our outstanding FHLB advances, the early termination of our $120.0 million term repurchase agreement, and reductions in daily repurchase agreements (in connection with cash management activities of our commercial deposit customers). The decrease in average other borrowings in 2009 reflects reductions in FRB borrowings, federal funds purchased and daily repurchase agreements, partially offset by an increase in FHLB advances in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described in Note 2 to our consolidated financial statements. Other borrowings decreased $735.7 million to $31.8 million at December 31, 2010, compared to $767.5 million at December 31, 2009, reflecting the repayment of $600.0 million of FHLB advances, the termination of our $120.0 million term repurchase agreement and a decrease in daily repurchase agreements of $15.7 million. See further discussion regarding activity in other borrowings in Note 10 to our consolidated financial statements and under “—Liquidity.”

Our notes payable averaged zero for the years ended December 31, 2010 and 2009, compared to $21.6 million for the year ended December 31, 2008. During the second quarter of 2008, we borrowed $30.0 million under a new secured revolving line of credit with an affiliated entity and utilized the proceeds of the advance to terminate and repay in full all of the obligations under our former secured credit facility with a group of unaffiliated financial institutions. During the third quarter of 2008, we repaid in full the outstanding balance on our new secured revolving line of credit. Subsequent to that time, we did not borrow any additional funds on the new secured line of credit, which matured on June 30, 2009, as further discussed in Note 11 to our consolidated financial statements. In March 2011, we entered into a new secured revolving line of credit with an affiliated entity, as further described in Note 25 to our consolidated financial statements.

Subordinated debentures issued to our affiliated statutory and business trusts averaged $353.9 million, $353.9 million and $353.8 million for the years ended December 31, 2010, 2009, and 2008. Our junior subordinated debentures were $354.0 million and $353.9 million at December 31, 2010 and 2009, respectively, and are further discussed in Note 12 to our consolidated financial statements.

Noninterest-bearing liabilities averaged $1.26 billion, $1.19 billion and $1.07 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Average demand deposits were $1.15 billion, $1.09 billion and $990.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and average other liabilities were $108.8 million, $98.3 million and $74.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Noninterest-bearing demand deposits were $1.17 billion and $1.27 billion at December 31, 2010 and 2009, respectively, reflecting a decrease in commercial deposit relationships primarily as a result of the corresponding decrease in the overall level of commercial loans. Our accrued expenses and other liabilities were $83.9 million at December 31, 2010, compared to $87.0 million at December 31, 2009. The decrease in accrued expenses and other liabilities is primarily attributable to a reduction in our other liabilities of $25.9 million due to the purchase of an investment security that settled on December 31, 2009 but for which the cash was not transferred until January 4, 2010, partially offset by an increase in dividends payable on our Class C Preferred Stock and Class D Preferred Stock and accrued interest payable on our junior subordinated debentures of $17.0 million and $12.9 million, respectively.

Liabilities held for sale were $23.4 million and $24.4 million at December 31, 2010 and 2009, respectively, reflecting the completion of the sale of our Lawrenceville Branch on January 22, 2010, partially offset by the reclassification of $23.4 million of liabilities held for sale associated with our San Jose and Edwardsville Branches to liabilities held for sale at December 31, 2010. See Note 2 to our consolidated financial statements for further discussion of liabilities held for sale.

Liabilities of discontinued operations averaged $700.4 million, $2.25 billion and $2.32 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Liabilities of discontinued operations were $94.2 million and $1.73 billion at December 31, 2010 and 2009, respectively, reflecting the completion of the sales of our Chicago Region and Texas Region during 2010, partially offset by the reclassification of $94.2 million of liabilities in our Northern Illinois Region to liabilities of discontinued operations at December 31, 2010. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Stockholders’ equity, including noncontrolling interest in subsidiaries, averaged $452.6 million, $825.2 million and $875.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our stockholders’ equity was $307.3 million and $522.4 million at December 31, 2010 and 2009, respectively. The decrease for 2010 reflects:

➢	A net loss, including discontinued operations, of $191.7 million;

➢	Dividends declared of $17.0 million on our Class C Preferred Stock and Class D Preferred Stock; and

➢	A decrease in noncontrolling interest in subsidiaries of $6.5 million associated with net losses in FB Holdings; partially offset by

➢	A decrease of $146,000 in accumulated other comprehensive loss attributable to changes in unrealized gains and losses on derivative financial instruments and available-for-sale investment securities.

The decrease for 2009 reflects:

➢	A net loss, including discontinued operations, of $427.6 million;

➢	Dividends declared of $328,000 on our Class A and Class B preferred stock;

➢	Dividends declared of $14.2 million on our Class C Preferred Stock and Class D Preferred Stock;

➢
A decrease of $8.7 million in accumulated other comprehensive income primarily due to changes in unrealized gains and losses on derivative financial instruments and available-for-sale investment securities; and

➢
A decrease in noncontrolling interest in subsidiaries of $26.0 million, reflecting a decrease of $21.3 million associated with net losses in FB Holdings and SBLS LLC, in addition to a decrease of $4.7 million associated with First Bank’s purchase of FCA’s noncontrolling interest in SBLS LLC; partially offset by

➢
An increase of $2.8 million in additional paid-in capital as a result of First Bank’s purchase of FCA’s noncontrolling interest in SBLS LLC, as further described in Note 1 and Note 19 to our consolidated financial statements.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS

Interest-earning assets:
Loans: (1) (2) (3)
Taxable	$5,513,929	281,327	5.10%	$7,311,609	369,934	5.06%	$8,211,931	495,644	6.04%
Tax-exempt (4)	6,846	503	7.35	22,364	1,060	4.74	27,670	1,731	6.26
Investment securities:
Taxable	1,001,157	25,000	2.50	616,141	23,828	3.87	711,992	34,164	4.80
Tax-exempt (4)	13,604	915	6.73	21,107	1,414	6.70	31,089	2,022	6.50
FHLB and FRB stock	49,718	2,063	4.15	57,505	2,155	3.75	51,466	2,508	4.87
Short-term investments	1,403,474	3,544	0.25	995,214	2,825	0.28	83,221	1,842	2.21
Total interest-earning assets	7,988,728	313,352	3.92	9,023,940	401,216	4.45	9,117,369	537,911	5.90
Nonearning assets	445,687			599,416			799,661
Assets of discontinued operations	269,309			964,683			889,262
Total assets	$8,703,724			$10,588,039			$10,806,292

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$909,049	1,427	0.16%	$824,928	1,556	0.19%	$820,213	4,548	0.55%
Savings and money market	2,176,680	14,998	0.69	2,196,597	23,365	1.06	2,175,512	45,309	2.08
Time	2,333,270	42,044	1.80	2,382,722	68,877	2.89	2,610,052	98,267	3.76
Total interest-bearing deposits	5,418,999	58,469	1.08	5,404,247	93,798	1.74	5,605,777	148,124	2.64
Other borrowings	514,678	7,844	1.52	561,265	10,024	1.79	567,759	13,925	2.45
Notes payable (5)	—	—	—	—	37	—	21,591	1,328	6.15
Subordinated debentures (3)	353,943	13,012	3.68	353,867	15,498	4.38	353,790	21,058	5.95
Total interest-bearing liabilities	6,287,620	79,325	1.26	6,319,379	119,357	1.89	6,548,917	184,435	2.82
Noninterest-bearing liabilities:
Demand deposits	1,154,291			1,094,279			990,924
Other liabilities	108,761			98,284			74,261
Liabilities of discontinued operations	700,427			2,250,919			2,316,244
Total liabilities	8,251,099			9,762,861			9,930,346
Stockholders’ equity	452,625			825,178			875,946
Total liabilities and stockholders’ equity	$8,703,724			$10,588,039			$10,806,292
Net interest income		234,027			281,859			353,476
Interest rate spread			2.66			2.56			3.08
Net interest margin (6)			2.93%			3.12%			3.88%
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $496,000, $866,000 and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(5)
Interest expense on our notes payable reflects commitment fees for the year ended December 31, 2009. Interest expense on our notes payable reflects commitment, arrangement and renewal fees for the year ended December 31, 2008. Exclusive of these fees, the interest rate paid was 4.42% for the year ended December 31, 2008.

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

	Increase (Decrease) Attributable to Change in:
	2010 Compared to 2009			2009 Compared to 2008
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)
Taxable	$(91,514)	2,907	(88,607)	(50,691)	(75,019)	(125,710)
Tax-exempt (4)	(961)	404	(557)	(296)	(375)	(671)
Investment securities:
Taxable	11,525	(10,353)	1,172	(4,237)	(6,099)	(10,336)
Tax-exempt (4)	(505)	6	(499)	(668)	60	(608)
FHLB and FRB stock	(309)	217	(92)	270	(623)	(353)
Short-term investments	1,044	(325)	719	3,886	(2,903)	983
Total interest income	(80,720)	(7,144)	(87,864)	(51,736)	(84,959)	(136,695)
Interest paid on:
Interest-bearing demand deposits	144	(273)	(129)	25	(3,017)	(2,992)
Savings and money market deposits	(212)	(8,155)	(8,367)	435	(22,379)	(21,944)
Time deposits	(1,400)	(25,433)	(26,833)	(8,038)	(21,352)	(29,390)
Other borrowings	(774)	(1,406)	(2,180)	(159)	(3,742)	(3,901)
Notes payable (5)	(37)	—	(37)	(645)	(646)	(1,291)
Subordinated debentures (3)	3	(2,489)	(2,486)	5	(5,565)	(5,560)
Total interest expense	(2,276)	(37,756)	(40,032)	(8,377)	(56,701)	(65,078)
Net interest income	$(78,444)	30,612	(47,832)	(43,359)	(28,258)	(71,617)
________________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable reflects commitment fees of $37,000 for the year ended December 31, 2009.

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

Net interest income, expressed on a tax-equivalent basis, was $234.0 million for the year ended December 31, 2010, compared to $281.9 million and $353.5 million for the years ended December 31, 2009 and 2008, respectively. Our net interest margin was 2.93% for the year ended December 31, 2010, compared to 3.12% and 3.88% for the years ended December 31, 2009 and 2008, respectively. We attribute the decline in our net interest margin and net interest income in 2010 and 2009 to a higher average balance of short-term investments that are currently yielding 25 basis points, a decrease in the average balance of loans and a decrease in the yield on our investment securities portfolio, partially offset by a decrease in our deposit and borrowing costs. The average yield earned on our interest-earning assets decreased 53 and 145 basis points to 3.92% and 4.45% for the years ended December 31, 2010 and 2009, respectively, compared to 5.90% in 2008, while the average rate paid on our interest-bearing liabilities decreased 63 and 93 basis points to 1.26% and 1.89% for the years ended December 31, 2010 and 2009, respectively, compared to 2.82% in 2008.

Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. Our asset-sensitive position, coupled with the level of our nonperforming assets, the increased level of average lower-yielding short-term investments and investment securities, the lower level of average loans and the expiration of the amortization period of the unrealized gain on certain terminated interest rate swap agreements in September 2010, as further discussed below, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the near future.

Derivative financial instruments that were previously entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates increased our net interest income by $5.7 million, $12.5 million and $11.5 million in 2010, 2009 and 2008, respectively. The earnings on our interest rate swap agreements increased our net interest margin by approximately seven basis points, 14 basis points and 13 basis points in 2010, 2009 and 2008, respectively. In December 2008, we terminated certain of our interest rate swap agreements designated as cash flow hedges on certain of our loans, as further discussed under “—Interest Rate Risk Management” and in Note 5 to our consolidated financial statements. At the date of termination, these interest rate swap agreements had a fair value of $20.8 million, which was being amortized from other comprehensive income to interest and fees on loans over the remaining terms of the interest rate swap agreements, which concluded in September 2010, as further discussed below.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, was $281.8 million, $371.0 million and $497.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The yield on our loan portfolio was 5.10%, 5.06% and 6.04% for the years ended December 31, 2010, 2009 and 2008, respectively. The yield on our loan portfolio increased four basis points during 2010, as compared to 2009, and decreased 98 basis points during 2009, as compared to 2008. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 64 basis points, 49 basis points and 30 basis points in 2010, 2009 and 2008, respectively. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $5.7 million, $13.7 million and $11.7 million in 2010, 2009 and 2008, respectively. This income ceased during the third quarter of 2010 with the expiration of the amortization period of the unrealized pre-tax gain associated with the termination of our interest rate swap agreements designated as cash flow hedges, as previously discussed. We have been re-pricing our loan portfolio, in particular our commercial real estate and real estate construction and development loans, over the last several quarters to be more reflective of current market conditions by implementing interest rate floors and increasing margins to prime lending and LIBOR rates in accordance with the respective borrower’s credit risk profile. However, competitive conditions within our market areas may impact our ongoing ability to improve pricing in certain sectors.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $25.9 million, $25.2 million and $36.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The yield on our investment securities was 2.55%, 3.96% and 4.87% for the years ended December 31, 2010, 2009 and 2008, respectively, reflecting the higher average balance of investment securities during 2010 as previously discussed, the decline in short-term interest rates during the periods as well as the sale of higher-yielding available-for-sale investment securities to reposition our investment securities portfolio from securities that carried relatively high risk-weightings for regulatory capital purposes to lower risk-weighted investment securities.

Dividends on our FHLB and FRB stock were $2.1 million, $2.2 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The yield earned on our FHLB and FRB stock was 4.15%, 3.75% and 4.87% for the years ended December 31, 2010, 2009 and 2008, respectively, and reflects short-term interest rates during these periods.

Interest income on our short-term investments was $3.5 million, $2.8 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The yield on our short-term investments was 0.25%, 0.28% and 2.21% for the years ended December 31, 2010, 2009 and 2008, respectively, reflecting the significant decline in short-term interest rates, most significantly the federal funds rate, that began in the latter half of 2007 and continued throughout 2008 and 2009 to historically low levels. The majority of funds in our short-term investments during 2009 and 2010 were maintained in our correspondent bank account with the FRB, which currently earns 0.25%. As further discussed above, the high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and maintain significant liquidity in light of economic conditions, has negatively impacted our net interest margin.

Interest expense on interest-bearing deposits was $58.5 million, $93.8 million and $148.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 1.08%, 1.74% and 2.64%, respectively. The decreases in interest expense and the weighted average rate paid on our deposit portfolio in 2010 and 2009 is primarily reflective of the re-pricing of certificates of deposits to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 1.80% in 2010 from 2.89% in 2009 and 3.76% in 2008; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.69% in 2010 from 1.06% in 2009 and 2.08% in 2008; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.16% in 2010 from 0.19% in 2009 and 0.55% in 2008. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs as certain of our certificates of deposit continue to re-price to current market interest rates upon maturity, as money market accounts re-price from promotional rates to current market interest rates and as we implement certain product modifications designed to enhance overall product offerings to our customer base.

Interest expense on our other borrowings was $7.8 million, $10.0 million and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate weighted average rate paid on our other borrowings was 1.52% for the year ended December 31, 2010, compared to 1.79% and 2.45% for the years ended December 31, 2009 and 2008, respectively, reflecting the reduction in short-term interest rates during the periods.

We did not incur any interest expense on notes payable in 2010. Interest expense on our notes payable was $37,000 for the year ended December 31, 2009, consisting entirely of commitment fees as we did not have any balances outstanding under our notes payable during 2009. Interest expense on our notes payable was $1.3 million for the year ended December 31, 2008. The aggregate weighted average rate paid on our notes payable was 6.15% for the year ended December 31, 2008, and reflects changing market interest rates during the period, and unused commitment, arrangement and renewal fees paid in conjunction with the respective financing arrangement. Exclusive of these fees, the aggregate weighted average rate paid on our notes payable was 4.42% for the year ended December 31, 2008.

Interest expense on our junior subordinated debentures was $13.0 million, $15.5 million and $21.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate weighted average rate paid on our junior subordinated debentures was 3.68%, 4.38% and 5.95% for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate weighted average rates and the level of interest expense reflect the reduction in LIBOR rates and the impact to the related spreads to LIBOR during the periods, as $282.5 million, or 79.4%, of our junior subordinated debentures are variable rate, and the entrance into four interest rate swap agreements with an aggregate notional amount of $125.0 million during March 2008 that effectively converted the interest payments on certain of our junior subordinated debentures from a variable rate to a fixed rate. In August 2009, we discontinued hedge accounting on these interest rate swap agreements due to the deferral of interest payments on our junior subordinated debentures, and as such, the net interest recorded on the interest rate swap agreements was recorded as noninterest income effective August 2009, as further described under “—Interest Rate Risk Management” and in Note 5 and Note 12 to our consolidated financial statements. Interest expense on our junior subordinated debentures for the years ended December 31, 2009 and 2008 includes interest expense of $1.3 million and $124,000, respectively, of interest expense associated with these interest rate swap agreements.

Comparison of Results of Operations for 2010 and 2009

Net Income. We recorded a net loss, including discontinued operations, of $191.7 million and $427.6 million for the years ended December 31, 2010 and 2009, respectively. Our results of operations levels reflect the following:

➢	A provision for loan losses of $214.0 million for the year ended December 31, 2010, compared to $390.0 million in 2009;

➢
Net interest income of $233.5 million for the year ended December 31, 2010, compared to $281.0 million in 2009, which contributed to a decline in our net interest margin to 2.93% for the year ended December 31, 2010, compared to 3.12% in 2009;

➢	Noninterest income of $78.5 million for the year ended December 31, 2010, compared to $70.7 million in 2009;

➢	Noninterest expense of $304.4 million for the year ended December 31, 2010, compared to $356.2 million in 2009;

➢	A provision for income taxes of $4.1 million for the year ended December 31, 2010, compared to $2.4 million in 2009;

➢	Income from discontinued operations, net of tax, of $12.2 million for the year ended December 31, 2010, compared to a loss from discontinued operations, net of tax, of $52.0 million in 2009; and

➢	Net losses attributable to noncontrolling interest in subsidiaries of $6.5 million for the year ended December 31, 2010, compared to $21.3 million in 2009.

The decrease in the provision for loan losses in 2010 was primarily driven by the significant decrease in the overall level of our loans, net of unearned discount, a decrease in nonaccrual loans, a decrease in net loan charge-offs and less severe asset migration to classified asset categories than the migration levels experienced during 2009, as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and our net interest margin in 2010 was primarily attributable to higher average balances of lower-yielding short-term investments and investment securities, a substantially lower average balance of loans and a decrease in the yield on our investment securities portfolio, partially offset by an increase in the yield on our loan portfolio and a significant decrease in our deposit and borrowing costs, as further discussed under “—Net Interest Income” and under “—Financial Condition and Average Balances.”

The increase in our noninterest income in 2010, as compared to 2009, primarily resulted from increased gains on loans sold and held for sale, an increase in net gains on investment securities, lower net losses on derivative financial instruments, increased other income primarily driven by the receipt of a litigation settlement of $2.6 million and increased gains on sales of other real estate; partially offset by higher declines in the fair value of servicing rights, reduced service charges on deposit accounts and customer service fees and decreased BOLI investment income, as further discussed under “—Noninterest Income.”

The overall decrease in the level of noninterest expense in 2010, as compared to 2009, primarily reflects a goodwill impairment charge of $75.0 million in 2009 as compared to zero in 2010 and reductions in other expense categories such as salaries and employee benefits, furniture and equipment, postage, printing and supplies, information technology fees, amortization of intangible assets, advertising and business development and write-downs and expenses on other real estate, partially offset by a $13.6 million operating loss resulting from suspected fraud involving a customer relationship in 2010, prepayment penalties of $10.6 million associated with the early termination of our outstanding FHLB advances and our term repurchase agreement, and increased occupancy expenses, legal, examination and professional fees and FDIC insurance assessment premiums, as further discussed under “—Noninterest Expense.”

The provision for income taxes for 2010 and 2009 primarily reflects our ongoing deferred tax asset valuation allowance. In addition, our provision for income taxes for 2010 reflects the reclassification of $6.8 million of accumulated other comprehensive income to provision for income taxes related to the expiration of the amortization period of the unrealized gain on certain of our interest rate swap agreements in September 2010, as further discussed under “—Provision for Income Taxes” and in Note 13 to our consolidated financial statements.

Income from discontinued operations, net of tax, in 2010 reflects an aggregate gain on sale of discontinued operations of $19.6 million, including an $8.4 million gain recognized on the sale of our Chicago Region during the first quarter of 2010, a $5.0 million gain recognized on the sale of our Texas Region during the second quarter of 2010 and a $6.4 million gain recognized on the sale of a portion of our Northern Illinois Region during the third quarter of 2010, as further discussed under “—Income (Loss) from Discontinued Operations, Net of Tax.” The loss from discontinued operations, net of tax, in 2009 reflects an aggregate loss on sale of discontinued operations of $13.0 million, including a loss on the sale of assets of WIUS of $13.1 million in the fourth quarter of 2009 partially offset by a small gain on the sale of ANB in the third quarter of 2009. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

The decrease in the net loss attributable to noncontrolling interest in subsidiaries in 2010, as compared to 2009, primarily reflects reduced losses associated with FB Holdings related to lower balances of nonaccrual loans and other real estate in addition to increased gains recognized on the sale of certain other real estate properties, as further discussed under “—Net Loss Attributable to Noncontrolling Interest in Subsidiaries.”

Provision for Loan Losses. We recorded a provision for loan losses of $214.0 million for the year ended December 31, 2010, compared to $390.0 million for the year ended December 31, 2009. We recorded a provision for loan losses of $52.0 million for the three months ended December 31, 2010, compared to $63.0 million for the comparable period in 2009. The decrease in the provision for loan losses for the three months and year ended December 31, 2010, as compared to the same periods in 2009, was primarily driven by the significant decrease in loans, net of unearned discount, during 2010 as compared to 2009, lower net loan charge-offs, a decrease in the average level of nonaccrual loans and less severe asset migration to classified asset categories during 2010 than the migration levels experienced during 2009, as further discussed under “—Loans and Allowance for Loan Losses.”

Our nonaccrual loans were $398.9 million at December 31, 2010, compared to $471.8 million at September 30, 2010 and $691.1 million at December 31, 2009. The decrease in the overall level of nonaccrual loans during 2010 was primarily driven by gross loan charge-offs and transfers to other real estate exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.”

Our net loan charge-offs decreased to $279.1 million for the year ended December 31, 2010, compared to $339.0 million for the year ended December 31, 2009. Our net loans charge-offs were 5.06% of average loans in 2010, compared to 4.62% of average loans in 2009. Loan charge-offs were $331.2 million for 2010, compared to $352.7 million in 2009, and loan recoveries were $52.1 million for 2010, compared to $13.7 million in 2009.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2010 and 2009:

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$42,770	43,311	(541)	(1.2)%
Gain on loans sold and held for sale	9,516	4,112	5,404	131.4
Net gain on investment securities	8,315	7,697	618	8.0
Bank-owned life insurance investment income	120	733	(613)	(83.6)
Net loss on derivative instruments	(2,925)	(4,874)	1,949	40.0
Change in fair value of servicing rights	(5,558)	(2,896)	(2,662)	(91.9)
Loan servicing fees	8,783	8,842	(59)	(0.7)
Other	17,488	13,766	3,722	27.0
Total noninterest income	$78,509	70,691	7,818	11.1
Noninterest expense:
Salaries and employee benefits	$86,426	89,313	(2,887)	(3.2)%
Occupancy, net of rental income	28,409	27,040	1,369	5.1
Furniture and equipment	14,454	15,739	(1,285)	(8.2)
Postage, printing and supplies	3,400	4,281	(881)	(20.6)
Information technology fees	27,745	30,915	(3,170)	(10.3)
Legal, examination and professional fees	13,818	11,888	1,930	16.2
Goodwill impairment	―	75,000	(75,000)	(100.0)
Amortization of intangible assets	3,325	4,391	(1,066)	(24.3)
Advertising and business development	1,483	1,827	(344)	(18.8)
FDIC insurance	22,300	20,114	2,186	10.9
Write-downs and expenses on other real estate	44,662	48,488	(3,826)	(7.9)
Other	58,342	27,240	31,102	114.2
Total noninterest expense	$304,364	356,236	(51,872)	(14.6)

Noninterest Income. Noninterest income was $78.5 million for the year ended December 31, 2010, in comparison to $70.7 million for 2009. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees were $42.8 million and $43.3 million for the years ended December 31, 2010 and 2009, respectively, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in the deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during the periods.

The gain on loans sold and held for sale increased $5.4 million, to $9.5 million for the year ended December 31, 2010, in comparison to $4.1 million for 2009. The increase in the gain on loans sold and held for sale in 2010, as compared to 2009, reflects an increase in the gain on the sale of mortgage loans to $9.5 million during 2010, as compared to $9.4 million during 2009. For the years ended December 31, 2010 and 2009, we originated residential mortgage loans held for sale and held for portfolio totaling $398.9 million and $541.0 million, respectively, and sold residential mortgage loans totaling $376.2 million and $522.6 million, respectively. The increase in 2010 also reflects losses on the sale of certain asset based lending loans and restaurant franchise loans of $6.1 million and $1.1 million, respectively, during the fourth quarter of 2009 and a decrease in the gain on sale of SBA loans of $1.8 million to $230,000 during 2010, compared to $2.1 million during 2009 due to lower origination volumes within this segment.

We recorded net gains on investment securities of $8.3 million and $7.7 million for the years ended December 31, 2010 and 2009, respectively. During 2010, in particular the fourth quarter of 2010, we sold investment securities to provide funding to payoff our remaining term secured borrowings, including our FHLB advances and our $120.0 million term repurchase agreement. These investment securities were sold at net gains. Throughout 2009, we sold available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments. The net gains from these sales were partially offset by other-than-temporary impairment of $4,000 and $1.2 million recorded during the years ended December 31, 2010 and 2009, respectively. We recorded other-than-temporary impairment of $1.2 million during the fourth quarter of 2009 on equity investments in the common stock of two companies in the financial services industry, which management considered to have been primarily caused by economic events impacting the financial services industry as a whole. These equity investments were sold in the fourth quarter of 2010, resulting in a loss of $31,000.

BOLI investment income was $120,000 and $733,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in BOLI investment income reflects a decline in the average balance of BOLI between the periods. In June 2009, we terminated our largest BOLI policy resulting in a reduction in the carrying value of our BOLI investment of $93.1 million. In January 2010, we terminated an additional BOLI policy which had a carrying value of $19.8 million, and in the third quarter of 2010, we liquidated our remaining BOLI policies which had an aggregate carrying value of $6.7 million.

We recorded net losses on derivative instruments of $2.9 million for the year ended December 31, 2010, primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures, as further discussed under “—Interest Rate Risk Management” and in Note 5 to our consolidated financial statements. We recorded net losses of $4.9 million for the year ended December 31, 2009, primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our junior subordinated debentures that was reclassified from accumulated other comprehensive loss to loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009. These losses were partially offset by income of $711,000 generated from the issuance of customer interest rate swap agreements in 2009.

We recorded net losses from changes in the fair value of mortgage and SBA servicing rights of $5.6 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans in the serviced portfolio. The increase in net losses in 2010 is primarily attributable to the decline in mortgage interest rates to historically low levels during the third and fourth quarters of 2010.

Loan servicing fees were $8.8 million for the years ended December 31, 2010 and 2009, and are primarily attributable to fee income generated for the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

Other income was $17.5 million and $13.8 million for the years ended December 31, 2010 and 2009, respectively. We primarily attribute the increase in other income to:

➢	The receipt of a litigation settlement of $2.6 million recognized in the second quarter of 2010;

➢	A gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville Branch, as further described in Note 2 to our consolidated financial statements; and

➢
Net gains on sales of other real estate of $3.5 million for the year ended December 31, 2010, compared to net losses on sales of other real estate of $17,000 for the comparable period in 2009; partially offset by

➢	A gain of $309,000 recognized in the fourth quarter of 2009 on the sale of our Springfield Branch, as further described in Note 2 to our consolidated financial statements.

Noninterest Expense. Noninterest expense decreased $51.9 million, or 14.6%, to $304.4 million for the year ended December 31, 2010, in comparison to $356.2 million in 2009.

Salaries and employee benefits expense decreased $2.9 million, or 3.2%, to $86.4 million for the year ended December 31, 2010, in comparison to $89.3 million in 2009. The overall decrease in salaries and employee benefits expense in 2010, as compared to 2009, is primarily attributable to the completion of certain staff reductions in 2009 and 2010 intended to improve efficiency in conjunction with our restructuring to a smaller footprint, in addition to a decline in incentive compensation expense commensurate with our earnings performance. Our total full-time equivalent employees (FTEs), excluding discontinued operations, decreased to 1,393 at December 31, 2010, from 1,584 at December 31, 2009, representing a decrease of approximately 12.1%. The decrease in salaries and employee benefits expense is also reflective of a decline in other benefits expenses, including our 401(k) matching contribution, which was eliminated in April 2009, and compensation expense associated with the performance of the underlying investments in our nonqualified deferred compensation program, partially offset by an increase in severance expense as a result of certain profit improvement initiatives.

Occupancy, net of rental income, and furniture and equipment expense was $42.9 million for the year ended December 31, 2010, in comparison to $42.8 million in 2009. The expense levels reflect occupancy expense associated with depreciation expense and standard rental increases pursuant to existing lease obligations at several of our branch and operations facilities, coupled with furniture, fixtures and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased $881,000, or 20.6%, to $3.4 million for the year ended December 31, 2010, in comparison to $4.3 million in 2009, primarily resulting from decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology fees decreased $3.2 million, or 10.3%, to $27.7 million for the year ended December 31, 2010, in comparison to $30.9 million in 2009. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 19 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions.

Legal, examination and professional fees increased $1.9 million, or 16.2%, to $13.8 million for the year ended December 31, 2010, in comparison to $11.9 million in 2009. The increase in legal, examination and professional fees primarily reflects higher legal expenses associated with our divestiture activities, in addition to our collection and foreclosure efforts associated with the significant level of average nonperforming assets, ongoing litigation matters and expenses associated with our consent solicitation, as further discussed under “Item 1. Business —Recent Developments – Successful Completion of Consent Solicitation.” We anticipate legal, examination and professional fees to remain at higher than historical levels during 2011, primarily as a result of higher legal and professional fees associated with ongoing foreclosure efforts on problem loans, other collection efforts, ongoing litigation matters and ongoing matters associated with the completion of our Capital Plan, as further described under “Item 1. Business —Recent Developments – Capital Plan.”

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

Amortization of intangible assets decreased $1.1 million, or 24.3%, to $3.3 million for the year ended December 31, 2010, in comparison to $4.4 million in 2009, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions.

Advertising and business development expense decreased $344,000, or 18.8%, to $1.5 million for the year ended December 31, 2010, in comparison to $1.8 million in 2009, reflecting the implementation of certain profit improvement initiatives and management’s efforts to reduce these expenditures.

FDIC insurance expense increased $2.2 million, or 10.9%, to $22.3 million for the year ended December 31, 2010, in comparison to $20.1 million in 2009. The increase in FDIC insurance expense was primarily attributable to the increase in premiums related to our increased risk assessment rating, partially offset by a special assessment of $4.8 million recorded in the second quarter of 2009 and paid on September 30, 2009 in conjunction with a special assessment of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. See “Item 1. Business —Supervision and Regulation – Federal Deposit Insurance Reform” for further discussion of FDIC insurance.

Write-downs and expenses on other real estate decreased $3.8 million, or 7.9%, to $44.7 million for the year ended December 31, 2010, in comparison to $48.5 million in 2009, and include write-downs related to the revaluation of certain properties of $34.7 million in 2010 pursuant to our valuation procedures as further described below, as compared to $37.4 million in 2009. During the first quarter of 2010, we recorded a write-down of $3.0 million related to a decrease in the fair value of a single property located in Northern California. During the second quarter of 2010, we recorded a write-down of $2.8 million related to a decrease in the fair value of a single property located in Southern California and a write-down of $1.4 million on a single property located in Florida. During the third quarter of 2010, we recorded a write-down of $9.0 million on a single property located in Southern California. During the fourth quarter of 2010, we recorded a write-down of $4.5 million related to a decrease in the fair value of a single property located in Northern California. During the fourth quarter of 2009, we obtained new appraisals on several other real estate properties whereby the prior appraisal had been completed within the last 12 to 18 months and recorded write-downs to the extent the current market value less applicable selling costs was less than the carrying value. Other real estate expenses, exclusive of write-downs, such as taxes and repairs and maintenance, were $10.0 million in 2010 as compared to $11.1 million in 2009. The overall higher than historical level of expenses on other real estate is primarily due to expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. The balance of our other real estate properties increased to $140.6 million at December 31, 2010, from $125.2 million at December 31, 2009, primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans, partially offset by the sale of other real estate properties and write-downs of other real estate. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the high level of our other real estate balances and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense increased $31.1 million to $58.3 million for the year ended December 31, 2010, in comparison to $27.2 million in 2009. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The increase in other expense reflects the following:

➢	An operating loss of $13.6 million during the third quarter of 2010 resulting from suspected fraud involving a customer relationship;

➢	Prepayment penalties of $5.1 million associated with the prepayment of FHLB advances during the third and fourth quarters of 2010;

➢	A fee of $5.5 million paid during the fourth quarter of 2010 associated with the early termination of our $120.0 million term repurchase agreement;

➢	Payments and accruals related to litigation matters of $5.5 million in 2010 as compared to zero in 2009; and

➢	The establishment of a specific reserve on an unfunded letter of credit of $2.4 million in the fourth quarter of 2010; partially offset by

➢	A decrease in loan expenses associated with collection efforts related to asset quality matters to $5.2 million in 2010 as compared to $5.4 million in 2009;

➢	A decrease in overdraft losses, net of recoveries, to $1.6 million in 2010 as compared to $1.9 million in 2009; and

➢	Profit improvement initiatives and management’s efforts to reduce overall expense levels.

Provision for Income Taxes. The provision for income taxes was $4.1 million for the year ended December 31, 2010, compared to $2.4 million for the year ended December 31, 2009. The provision for income taxes during 2010 and 2009 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 13 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized.

The provision for income taxes for 2010 also reflects a provision for income taxes of $6.8 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain of our loans. These interest rate swap agreements were terminated in December 2008, and as a result, the unrealized gain at the date of termination of $20.8 million was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates through September 2010. During the third quarter of 2010, we recorded a provision for income taxes of $6.8 million related to the expiration of the amortization period of the unrealized gain on the interest rate swap agreements with a corresponding increase to accumulated other comprehensive income. The provision for income taxes also reflects a $2.1 million benefit related to the expiration of the statute of limitations, and the related reversal of certain reserves on a number of uncertain tax positions, and expense of $240,000 related to the termination of our remaining BOLI policies.

The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 13 to our consolidated financial statements.

Income (Loss) from Discontinued Operations, Net of Tax. We recorded income from discontinued operations, net of tax, of $12.2 million for the year ended December 31, 2010, compared to a loss from discontinued operations, net of tax, of $52.0 million in 2009. The net income (loss) from discontinued operations, net of tax, for 2010 and 2009 is primarily reflective of the following:

➢
Net income from discontinued operations attributable to our Chicago Region of $5.3 million for 2010, including a gain of $8.4 million recorded during the first quarter of 2010 associated with the sale of our Chicago Region on February 19, 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of $26.3 million, compared to a net loss from discontinued operations attributable to our Chicago Region of $27.4 million in 2009;

➢
Net income from discontinued operations attributable to our Texas Region of $569,000 for 2010, including a gain of $5.0 million recorded during the second quarter of 2010 associated with the sale of our Texas Region on April 30, 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of $20.0 million, compared to a net loss from discontinued operations attributable to our Texas Region of $17.3 million in 2009;

➢
Net income from discontinued operations attributable to our Northern Illinois Region of $6.7 million for 2010, including a gain of $6.4 million recorded during the third quarter of 2010 associated with the sale of a portion of our Northern Illinois Region in September 2010 after the write-off of goodwill and intangible assets allocated to the portion of the Northern Illinois Region sold of $9.7 million, compared to a net loss from discontinued operations attributable to our Northern Illinois Region of $2.0 million in 2009;

➢	A loss of $156,000 during the second quarter of 2010 associated with the sale of MVP on April 15, 2010; and

➢	A loss of $13.1 million during the fourth quarter of 2009 associated with the sale of assets of WIUS on December 31, 2009.

See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Net Loss Attributable to Noncontrolling Interest in Subsidiaries. We recorded a net loss attributable to noncontrolling interest in subsidiaries of $6.5 million for the year ended December 31, 2010, compared to a net loss of $21.3 million in 2009, associated with the noncontrolling interest in the net losses in FB Holdings and SBLS LLC. The noncontrolling interest in the net losses in FB Holdings was $6.5 million for the year ended December 31, 2010, compared to $20.9 million for the comparable period in 2009. The decrease is reflective of lower balances of nonaccrual loans and other real estate in FB Holdings during 2010 as compared to 2009. The noncontrolling interest in the net losses in SBLS LLC was $448,000 for the year ended December 31, 2009. Noncontrolling interest in our subsidiaries is more fully described in Note 19 to our consolidated financial statements.

Comparison of Results of Operations for 2009 and 2008

Net Income. We recorded a net loss, including discontinued operations, of $427.6 million for the year ended December 31, 2009, compared to net loss of $287.2 million for 2008. Our results of operations reflect the following:

➢	An increase in the provision for loan losses to $390.0 million for the year ended December 31, 2009, compared to $368.0 million in 2008;

➢
A decline in net interest income to $281.0 million for the year ended December 31, 2009, compared to $352.2 million in 2008, which contributed to a decline in our net interest margin to 3.12% for the year ended December 31, 2009, compared to 3.88% in 2008;

➢	An increase in our noninterest income to $70.7 million for the year ended December 31, 2009, compared to $62.3 million in 2008;

➢	An increase in our noninterest expense to $356.2 million for the year ended December 31, 2009, compared to $258.3 million in 2008;

➢	A provision for income taxes of $2.4 million for the year ended December 31, 2009, compared to $18.3 million in 2008;

➢	A loss from discontinued operations, net of tax, of $52.0 million for the year ended December 31, 2009, compared to a loss of $58.2 million in 2008; and

➢	Net losses attributable to noncontrolling interest in subsidiaries of $21.3 million for the year ended December 31, 2009, compared to $1.2 million in 2008.

The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and declining asset quality trends throughout certain segments of our loan portfolio resulting from continued weak economic conditions and significant declines in real estate values, as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.”

The decline in our net interest income and our net interest margin was primarily attributable to a significant increase in nonaccrual loans during 2009 and a 400 basis point decrease, in aggregate, in the prime lending rate in 2008 coupled with a significant decline in LIBOR rates during 2008 and 2009, and a higher average balance of lower-yielding short-term investments, partially offset by a decrease in deposit and other interest-bearing liability costs, as further discussed under “—Net Interest Income.”

The increase in our noninterest income in 2009, as compared to 2008, was primarily attributable to an increase in net gains on investment securities, higher gains on the sale of mortgage loans, lower declines in the fair value of servicing rights and higher service charges on deposit accounts and customer service fees, partially offset by losses incurred on the sale of certain asset based lending and restaurant franchise loans in the fourth quarter of 2009, decreased BOLI investment income, increased net losses on derivative financial instruments and a gain on the extinguishment of a term repurchase agreement in 2008, as further discussed under “—Noninterest Income.”

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

The provision for income taxes in 2009 primarily reflects the consolidated net operating loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further discussed under “—Provision for Income Taxes” and in Note 13 to our consolidated financial statements. The provision for income taxes in 2008 reflects the recognition of a net deferred tax asset valuation allowance of approximately $136.8 million against our deferred tax assets during 2008, which had the effect of increasing our provision for income taxes by $123.2 million during 2008.

The decrease in net losses from discontinued operations, net of tax, primarily reflects declines in the net loss attributable to our Chicago and Texas Regions, partially offset by a loss of $13.1 million on the sale of assets of WIUS in December 2009. See note 2 to our consolidated financial statements for further discussion of discontinued operations.

The increase in the net loss attributable to noncontrolling interest in subsidiaries reflects increased write-downs and expenses on other real estate properties in FB Holdings related to higher balances of nonaccrual loans and other real estate during 2009 as compared to 2008.

Provision for Loan Losses. We recorded a provision for loan losses of $390.0 million for the year ended December 31, 2009, compared to $368.0 million for the year ended December 31, 2008. The increase in the provision for loan losses was primarily driven by increased net loan charge-offs and declining asset quality trends throughout certain segments of our loan portfolio resulting from continued weak economic conditions and significant declines in real estate values during the periods, as further discussed under “—Loans and Allowance for Loan Losses.”

Our nonaccrual loans were $691.1 million at December 31, 2009, compared to $417.8 million at December 31, 2008. The increase in the overall level of nonaccrual loans during 2009 was primarily driven by increases in nonaccrual loans in our real estate construction and development, one-to-four family residential mortgage and commercial real estate loan portfolios, as further discussed under “—Loans and Allowance for Loan Losses.”

Our net loan charge-offs increased to $339.0 million for the year ended December 31, 2009, compared to $316.2 million for the year ended December 31, 2008. Our net loan charge-offs for 2009 were 4.62% of average loans, compared to 3.84% in 2008. Loan charge-offs were $352.7 million for 2009, compared to $331.0 million in 2008, and loan recoveries were $13.7 million for 2009, compared to $14.8 million in 2008.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2009 and 2008:

	December 31,		Increase (Decrease)
	2009	2008	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$43,311	41,839	1,472	3.5%
Gain on loans sold and held for sale	4,112	4,391	(279)	(6.4)
Net gain (loss) on investment securities	7,697	(8,760)	16,457	187.9
Bank-owned life insurance investment income	733	2,808	(2,075)	(73.9)
Net (loss) gain on derivative instruments	(4,874)	1,730	(6,604)	(381.7)
Change in fair value of servicing rights	(2,896)	(11,825)	8,929	75.5
Loan servicing fees	8,842	8,776	66	0.8
Gain on extinguishment of term repurchase agreement	―	5,000	(5,000)	(100.0)
Other	13,766	18,382	(4,616)	(25.1)
Total noninterest income	$70,691	62,341	8,350	13.4
Noninterest expense:
Salaries and employee benefits	$89,313	105,049	(15,736)	(15.0)%
Occupancy, net of rental income	27,040	27,877	(837)	(3.0)
Furniture and equipment	15,739	17,446	(1,707)	(9.8)
Postage, printing and supplies	4,281	5,312	(1,031)	(19.4)
Information technology fees	30,915	35,447	(4,532)	(12.8)
Legal, examination and professional fees	11,888	11,193	695	6.2
Goodwill impairment	75,000	―	75,000	100.0
Amortization of intangible assets	4,391	5,746	(1,355)	(23.6)
Advertising and business development	1,827	4,655	(2,828)	(60.8)
FDIC insurance	20,114	5,500	14,614	265.7
Write-downs and expenses on other real estate	48,488	8,242	40,246	488.3
Other	27,240	31,872	(4,632)	(14.5)
Total noninterest expense	$356,236	258,339	97,897	37.9

Noninterest Income. Noninterest income was $70.7 million for the year ended December 31, 2009, in comparison to $62.3 million for 2008. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income.

Service charges on deposit accounts and customer service fees increased $1.5 million, or 3.5%, to $43.3 million from $41.8 million for the years ended December 31, 2009 and 2008, respectively. The increase in service charges and customer service fees is primarily attributable to an increase of $1.4 million, or 16.9%, in commercial service charges to $9.4 million in 2009 compared to $8.1 million in 2008, primarily resulting from our efforts to control fee waivers and a decrease in the earnings credit rate due to the decline in short-term interest rates throughout 2008 and 2009.

We recorded gains on loans sold and held for sale of $4.1 million and $4.4 million for the years ended December 31, 2009 and 2008, respectively. The decrease in gains on loans sold and held for sale in 2009 as compared to 2008 reflects the following:

➢
Net losses on the sale of certain asset based lending loans and restaurant franchise loans of $6.1 million and $1.1 million, respectively, during the fourth quarter of 2009, as further discussed under “—Loans and Allowance for Loan Losses;” and

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

We recorded net gains on investment securities of $7.7 million for the year ended December 31, 2009, compared to net losses on investment securities of $8.8 million for the year ended December 31, 2008. During 2009, we sold $521.8 million of available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments. The net gains from these sales were partially offset by other-than-temporary impairment of $1.2 million recorded during the fourth quarter of 2009 on equity investments in the common stock of two companies in the financial services industry, as previously discussed. The net loss for 2008 was primarily attributable to the recognition of other-than-temporary impairment of $10.4 million on these same two equity investments, which were carried at fair value at December 31, 2009 and 2008. We also recognized other-than-temporary impairment of $1.0 million on the full amount of a preferred stock investment during 2008, necessitated by bankruptcy proceedings of the underlying financial services company. The aggregate other-than-temporary impairment in 2008 of $11.4 million was partially offset by a gain of approximately $867,000 recognized on the sale of $81.5 million of available-for-sale investment securities in March 2008 and a gain of approximately $1.0 million recognized on the sale of $64.7 million of available-for-sale investment securities in December 2008.

BOLI investment income was $733,000 and $2.8 million for the years ended December 31, 2009 and 2008, respectively. The decrease reflects the performance of the underlying investments associated with the insurance contracts, which is directly correlated to the portfolio mix of investments, the crediting rate associated with the embedded stable value protection program and overall market conditions. Furthermore, in June 2009, we terminated our largest BOLI policy resulting in a reduction in the carrying value of our BOLI investment of approximately $93.1 million, as previously discussed.

We recorded net losses on derivative instruments of $4.9 million for the year ended December 31, 2009, compared to net gains on derivative instruments of $1.7 million in 2008. The net losses in 2009 were primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our junior subordinated debentures that was reclassified from accumulated other comprehensive loss to loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009. The net loss on derivative instruments in 2009 was partially offset by income generated from the issuance of customer interest rate swap agreements of $711,000. The net gains in 2008 were primarily attributable to the net increase in the fair value of our interest rate floor agreements as a result of the decline in forward rates resulting from the Federal Reserve interest rate cuts. In May 2008, we terminated our $300.0 million interest rate floor agreements to modify our overall hedge position in accordance with our interest rate risk management program. We did not incur any gains or losses in conjunction with the termination of our interest rate floor agreements.

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

In March 2008, we restructured our $100.0 million term repurchase agreement, which included the following primary modifications: (a) increased the borrowing amount to $120.0 million; (b) extended the maturity date from October 12, 2010 to April 12, 2012; (c) converted the interest rate from a variable rate to a fixed rate of 3.36%; and (d) terminated the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in the recognition of a gain of $5.0 million on the extinguishment of our term repurchase agreement in the first quarter of 2008, as further discussed in Note 10 to our consolidated financial statements.

Other income was $13.8 million and $18.4 million for the years ended December 31, 2009 and 2008, respectively. We primarily attribute the decline in other income to:

➢
A decrease in recoveries of certain loan principal balances that had been previously charged off by the financial institutions prior to their acquisition by First Bank of $1.6 million to $173,000 for 2009, compared to $1.7 million in 2008;

➢	Income of $1.8 million recognized on the sale of various state tax credits in the second quarter of 2008; and

➢
A gain recognized in the first quarter of 2008 on the Visa, Inc., or Visa, initial public offering, or IPO, of $743,000, representing the cash payment received in exchange for a portion of our membership interest in Visa as a result of Visa’s IPO; partially offset by

➢	A gain of $309,000 recognized in the fourth quarter of 2009 on the sale of our Springfield Branch, as further described in Note 2 to our consolidated financial statements.

Noninterest Expense. Noninterest expense was $356.2 million for the year ended December 31, 2009, in comparison to $258.3 million for 2008. The increase in noninterest expense was primarily attributable to a goodwill impairment charge of $75.0 million and an increase in write-downs and expenses on other real estate and FDIC insurance expenses, partially offset by certain profit improvement initiatives that we implemented throughout 2008 and 2009.

Salaries and employee benefits expense decreased $15.7 million, or 15.0%, to $89.3 million for the year ended December 31, 2009, in comparison to $105.0 million in 2008. The overall decrease in salaries and employee benefits expense is primarily attributable to the completion of certain staff reductions in 2008 and 2009. Our total FTEs, excluding discontinued operations, decreased to 1,584 at December 31, 2009, from 1,681 at December 31, 2008, representing a decrease of approximately 5.8%. The decrease in salaries and employee benefits expense is also reflective of reduced incentive compensation expense commensurate with our earnings performance and a decline in other benefits expenses, including medical and prescription expenses and our 401(k) matching contribution, which we eliminated in April 2009. The decrease was partially offset by increased employee benefit expense associated with our nonqualified deferred compensation program resulting from market value increases in the employee investment accounts underlying this program.

Occupancy, net of rental income, and furniture and equipment expense decreased $2.5 million, or 5.6%, to $42.8 million for the year ended December 31, 2009, in comparison to $45.3 million in 2008. The decrease in 2009 reflects reduced furniture, fixtures and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased $1.0 million, or 19.4%, to $4.3 million for the year ended December 31, 2009, in comparison to $5.3 million in 2008, reflecting a decrease in office supplies and check printing expenses as a result of profit improvement initiatives.

Information technology fees decreased $4.5 million, or 12.8%, to $30.9 million for the year ended December 31, 2009, in comparison to $35.4 million in 2008. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P.

Legal, examination and professional fees increased $695,000, or 6.2%, to $11.9 million for the year ended December 31, 2009, in comparison to $11.2 million in 2008. The increase in legal, examination and professional fees primarily reflects higher legal expenses associated with our divestiture activities and related to collection and foreclosure efforts associated with the significant increase in nonperforming assets, partially offset by expenses incurred in 2008 related to internal investigations, including the investigation commissioned by our Audit Committee regarding certain matters associated with the mortgage banking division and the resulting restatement of our consolidated financial statements, and ongoing litigation matters, including those assumed through the acquisition of a Florida bank in late 2007.

We recorded a goodwill impairment charge of $75.0 million in the fourth quarter of 2009, as previously discussed, and as further described in Note 8 to our consolidated financial statements.

Amortization of intangible assets decreased $1.4 million, or 23.6%, to $4.4 million for the year ended December 31, 2009, in comparison to $5.7 million in 2008, attributable to the completion of the amortization period of certain core deposit and other intangible assets, as well as the reduction of our intangible asset levels associated with our discontinued operations.

Advertising and business development expense decreased $2.8 million, or 60.8%, to $1.8 million for the year ended December 31, 2009, in comparison to $4.7 million in 2008. The decrease in 2009 reflects certain profit improvement initiatives and management’s efforts to reduce these expenditures in light of the recent economic environment.

FDIC insurance expense increased $14.6 million to $20.1 million for the year ended December 31, 2009, in comparison to $5.5 million in 2008. We had built up several million dollars of credits through previous acquisitions that were utilized to offset FDIC insurance premiums and were depleted in 2008. Furthermore, our premium rates increased significantly during 2009 based on our risk assessment rating in addition to developments within the banking industry, including the failure of other financial institutions. We also recorded additional FDIC insurance expense of $4.8 million in the second quarter of 2009 related to a special assessment paid on September 30, 2009 of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.

Write-downs and expenses on other real estate increased $40.2 million to $48.5 million for the year ended December 31, 2009, in comparison to $8.2 million in 2008. The increase in other real estate expenses is primarily attributable to an increase in write-downs of $34.6 million related to the revaluation of certain properties, as previously discussed, which increased to $37.4 million in 2009 as compared to $2.8 million in 2008. The increase is also attributable to an increase in expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties as well as other property preservation related expenses. The balance of our other real estate properties increased to $125.2 million at December 31, 2009, from $91.5 million at December 31, 2008, primarily driven by foreclosures of real estate construction and development loans throughout 2009.

Other expense decreased $4.6 million, or 14.5%, to $27.2 million for the year ended December 31, 2009, in comparison to $31.9 million in 2008. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment, and overdraft losses. The decrease in other expense was primarily attributable to:

➢	Profit improvement initiatives and management’s efforts to reduce overall expense levels;

➢	A decrease in overdraft losses, net of recoveries, of $66,000 to $1.9 million for the year ended December 31, 2009, from $2.0 million in 2008; and

➢
A litigation settlement of $750,000 during the third quarter of 2008 pertaining to a matter initially brought against a former bank holding company prior to our acquisition in late 2007; partially offset by

➢	An increase in loan expenses of $140,000 to $5.4 million for the year ended December 31, 2009, from $5.3 million in 2008, attributable to collection efforts related to asset quality matters.

Provision for Income Taxes. The provision for income taxes was $2.4 million for the year ended December 31, 2009, compared to $18.3 million for the year ended December 31, 2008. The provision for income taxes during 2009 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as previously discussed. The provision for income taxes during 2008 reflects the recognition of a deferred tax asset valuation allowance of $158.9 million against our deferred tax assets during the fourth quarter of 2008, which had the effect of increasing our provision for income taxes by $144.8 million during the fourth quarter of 2008, as previously discussed.

Loss from Discontinued Operations, Net of Tax. We recorded a net loss from discontinued operations, net of tax, of $52.0 million for the year ended December 31, 2009, compared to a net loss of $58.2 million in 2008. The decrease in the net loss from discontinued operations in 2009 primarily reflects declines in the net loss attributable to our Chicago Region and our Texas Region of $16.1 million and $5.8 million, respectively, partially offset by a loss of $13.1 million on the sale of assets of WIUS in December 2009. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Net Loss Attributable to Noncontrolling Interest in Subsidiaries. We recorded a net loss attributable to noncontrolling interest in subsidiaries of $21.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively, associated with the noncontrolling interest in the net losses in FB Holdings and SBLS LLC. The increase in the net loss attributable to noncontrolling interest in subsidiaries during 2009 was primarily attributable to increased write-downs and expenses on other real estate properties in FB Holdings related to higher balances of nonaccrual loans and other real estate during 2009 as compared to 2008. Noncontrolling interest in our subsidiaries is more fully described in Note 1 and Note 19 to our consolidated financial statements.

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

The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Executive Vice President of Retail Banking, Director of Risk Management and Audit, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.8% of net interest income, based on assets and liabilities at December 31, 2010. At December 31, 2010, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2010, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$2,782,066	306,747	466,901	871,706	64,864	4,492,284
Investment securities	68,755	66,498	126,720	832,449	399,915	1,494,337
FHLB and FRB stock	30,121	—	—	—	—	30,121
Short-term investments	924,794	—	—	—	—	924,794
Total interest-earning assets	$3,805,736	373,245	593,621	1,704,155	464,779	6,941,536
Interest-bearing liabilities:
Interest-bearing demand deposits	$340,390	211,594	137,996	101,197	128,796	919,973
Money market deposits	1,968,513	—	—	—	—	1,968,513
Savings deposits	40,502	33,355	28,590	40,503	95,300	238,250
Time deposits	726,718	437,178	604,476	396,001	100	2,164,473
Other borrowings	31,761	—	—	—	—	31,761
Subordinated debentures	282,481	—	—	—	71,500	353,981
Total interest-bearing liabilities	3,390,365	682,127	771,062	537,701	295,696	5,676,951
Effect of interest rate swap agreements	(75,000)	—	25,000	50,000	—	—
Total interest-bearing liabilities after the effect of interest rate swap agreements	$3,315,365	682,127	796,062	587,701	295,696	5,676,951
Interest-sensitivity gap:
Periodic	$490,371	(308,882)	(202,441)	1,116,454	169,083	1,264,585
Cumulative	490,371	181,489	(20,952)	1,095,502	1,264,585
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	1.15	0.55	0.75	2.90	1.57	1.22
Cumulative	1.15	1.05	1.00	1.20	1.22
________________________
(1) Loans are presented net of unearned discount.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;

➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.26 billion, or 17.1% of our total assets, and $2.67 billion, or 25.3% of our total assets, at December 31, 2010 and 2009, respectively. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $21.0 million, or 0.3% of our total assets at December 31, 2010, compared to an overall asset-sensitive position of $2.61 billion, or 24.7% of our total assets, at December 31, 2009.

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

The derivative financial instruments that we held as of December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010		2009
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1) (2)	$75,000	—	125,000	—
Customer interest rate swap agreements	53,696	869	80,194	683
Interest rate lock commitments	41,857	276	36,000	369
Forward commitments to sell mortgage-backed securities	84,100	1,538	61,000	647
________________________
(1)
In August 2009, we discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with our junior subordinated debentures.

(2)	On December 8, 2010, we terminated our $50.0 million notional amount interest rate swap agreement, scheduled to mature on December 15, 2011.

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

The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. For the years ended December 31, 2010, 2009 and 2008, we realized net interest income of $5.7 million, $12.5 million and $11.5 million, respectively, on our derivative financial instruments. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans, and recorded a gain of $20.8 million, in aggregate, which was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010. Consequently, the conclusion of the amortization period associated with the aggregate gain in September 2010 resulted in a negative impact to our fourth quarter 2010 and future net interest income and net interest margin. Net interest income on our derivative financial instruments included $5.7 million, $13.7 million and $1.3 million of such amortized gain for the years ended December 31, 2010, 2009 and 2008, respectively.

We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $2.9 million and $4.9 million for the years ended December 31, 2010 and 2009, respectively, in comparison to net gains on derivative instruments of $1.7 million for the year ended December 31, 2008. The net loss on derivative instruments in 2010 is solely attributable to changes in the fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures. The net loss on derivative instruments in 2009 is primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our junior subordinated debentures that was reclassified from accumulated other comprehensive loss to net loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements, which was recorded as interest expense on junior subordinated debentures in the consolidated statements of operations, was recorded as a net reduction of noninterest income effective August 2009. The net loss on derivative instruments in 2009 was partially offset by income generated from the issuance of our customer interest rate swap agreements of $711,000. The net gain on derivative instruments in 2008 primarily reflects changes in the value of our $300.0 million notional interest rate floor agreements, which we terminated in May 2008 to modify our overall hedge position in accordance with our interest rate risk management program.

Our derivative financial instruments are more fully described in Note 5 to our consolidated financial statements.

Investment Securities

We classify the securities within our investment portfolio as available for sale or held to maturity. Our investment securities portfolio consists primarily of securities designated as available for sale. Our investment securities increased to $1.49 billion at December 31, 2010, from $541.6 million and $575.1 million at December 31, 2009 and 2008, respectively.

The increase in our investment securities portfolio in 2010 was primarily attributable to the utilization of a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to maintain appropriate liquidity levels while maximizing our net interest income and net interest margin. Funds available from cash and cash equivalents, in addition to the reinvestment of funds available from maturities and/or calls of investment securities of $192.3 million and sales of investment securities of $249.2 million, were utilized to purchase investment securities of $1.42 billion during 2010.

The decrease in our investment securities portfolio in 2009 was primarily attributable to maturities and/or calls of investment securities of $671.5 million and sales of investment securities of $521.8 million, partially offset by the purchase of investment securities of $1.13 billion. Consistent with our Capital and Profit Improvement Plans, we sold certain higher-yielding available-for-sale investment securities throughout 2009 to reposition certain of our investment securities that carried relatively high risk-weightings for regulatory capital purposes to lower risk-weighted investments. We reinvested funds available from the maturities and sales of investment securities in other available-for-sale investment securities and the remaining funds were primarily utilized to increase our short-term investments in anticipation of expected significant cash outflows, primarily associated with the sale of our Chicago Region and our Texas Region.

Additional information regarding our investment securities portfolio is more fully described in Note 3 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Loans, net of unearned discount, represented 60.9% of our assets as of December 31, 2010, compared to 62.4% of our assets at December 31, 2009. Loans, net of unearned discount, decreased $2.12 billion to $4.49 billion at December 31, 2010 from $6.61 billion at December 31, 2009. The following table summarizes the composition of our loan portfolio by portfolio segment and the percent of each portfolio segment to the total portfolio as of the dates presented:

	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,045,832	23.5%	$1,692,922	25.8%	$2,575,505	30.1%	$2,382,067	27.0%	$1,934,912	26.0%
Real estate construction and development	490,766	11.1	1,052,922	16.0	1,572,212	18.4	2,141,234	24.3	1,832,504	24.6
Real estate mortgage:
One-to-four-family residential loans	1,050,895	23.7	1,279,166	19.5	1,553,366	18.1	1,602,575	18.2	1,270,158	17.0
Multi-family residential loans	178,289	4.0	223,044	3.4	220,404	2.6	177,246	2.0	141,341	1.9
Commercial real estate loans	1,642,920	37.0	2,269,372	34.6	2,562,598	30.0	2,431,464	27.5	2,203,649	29.5
Consumer and installment, net of unearned discount	29,112	0.7	48,183	0.7	70,170	0.8	85,519	1.0	72,877	1.0
Total loans, excluding loans held for sale	4,437,814	100.0%	6,565,609	100.0%	8,554,255	100.0%	8,820,105	100.0%	7,455,441	100.0%
Loans held for sale	54,470		42,684		38,720		66,079		216,327
Total loans	$4,492,284		$6,608,293		$8,592,975		$8,886,184		$7,671,768

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)

Mortgage Division	$466,735	555,749
Florida	114,061	140,250
Northern California	633,867	844,526
Southern California	1,268,960	1,775,562
Chicago	244,277	368,434
Missouri	879,200	1,365,168
Texas	292,609	517,066
First Bank Business Capital, Inc.	56,212	75,254
Northern and Southern Illinois (1)	350,208	729,344
Other	186,155	236,940
Total	$4,492,284	6,608,293
_______________
(1)
The decrease during 2010 reflects the sale and reclassification to discontinued operations of $137.4 million and $40.3 million, respectively, of our Northern Illinois Region loans, and the reclassification of $794,000 of our Edwardsville Branch loans to assets held for sale at December 31, 2010, as further described below and in Note 2 to our consolidated financial statements.

We attribute the net decrease in our loan portfolio in 2010 primarily to:

➢
A decrease of $647.1 million in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $52.1 million, the sale and reclassification to assets of discontinued operations of $18.1 million and $6.9 million of such loans in our Northern Illinois Region, respectively, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $562.2 million in our real estate construction and development portfolio, primarily attributable to gross loan charge-offs of $143.4 million, transfers to other real estate of $112.5 million and other loan activity. The following table summarizes the composition of our real estate construction and development portfolio by region as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)

Northern California	$64,647	100,543
Southern California	157,306	435,051
Chicago	44,166	115,141
Missouri	62,012	152,736
Texas	128,794	185,084
Florida	3,799	12,792
Northern and Southern Illinois	28,721	50,713
Other	1,321	862
Total	$490,766	1,052,922

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio. As a result of the asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.65 billion, or 77.1%, from $2.14 billion at December 31, 2007 to $490.8 million at December 31, 2010. Of the remaining portfolio balance of $490.8 million, $134.2 million, or 27.4%, of these loans were on nonaccrual status as of December 31, 2010 and $128.2 million, or 26.1%, of loans were considered potential problem loans, as further discussed below;

➢
A decrease of $228.3 million in our one-to-four family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $62.2 million, transfers to other real estate of $22.3 million, the sale and reclassification to assets of discontinued operations of $18.1 million and $14.0 million of such loans in our Northern Illinois Region, respectively, and principal payments. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)

One-to-four family residential real estate:
Bank portfolio	$239,363	332,653
Mortgage Division portfolio, excluding Florida	286,584	340,201
Florida Mortgage Division portfolio	125,369	179,985
Home equity portfolio	399,579	426,327
Total	$1,050,895	1,279,166

Our Bank portfolio consists of prime mortgage loans originated to customers from our retail branch banking network. As of December 31, 2010, approximately $14.5 million, or 6.0%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $93.3 million, or 28.0%, during 2010 is primarily attributable to prepayments associated with the mortgage refinance environment throughout 2010 and the sale and reclassification to assets of discontinued operations of $10.7 million and $12.1 million of such loans in our Northern Illinois Region, respectively.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. This portfolio of one-to-four family residential real estate loans has decreased $207.6 million, or 42.0%, from $494.2 million at December 31, 2007. We continue to experience significant distress within this portfolio of loans and recorded net loan charge-offs of $15.1 million on this portfolio during 2010. As of December 31, 2010, approximately $102.9 million, or 35.9%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $78.9 million, including those loans modified in HAMP of $59.7 million, and nonaccrual loans of $24.0 million.

Our Florida Mortgage Division portfolio consists primarily of prime and Alt A mortgage loans. This portfolio of one-to-four family residential real estate loans has decreased $134.7 million, or 51.8%, from $260.1 million at December 31, 2007. We continue to experience significant distress within this portfolio of loans and recorded net loan charge-offs of $27.8 million on this portfolio in 2010. As of December 31, 2010, approximately $21.9 million, or 17.4%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $12.5 million, including those loans modified in HAMP of $3.7 million, and nonaccrual loans of $9.4 million. Our Mortgage Division portfolio, excluding Florida and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. As of December 31, 2010, approximately $7.1 million, or 1.8%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $26.7 million, or 6.3%, during 2010 is primarily attributable to gross loan charge-offs of $9.4 million and the sale and reclassification to assets of discontinued operations of $7.4 million and $1.8 million of such loans in our Northern Illinois Region, respectively, in addition to overall ordinary and seasonal fluctuations experienced on this loan product type;

➢
A decrease of $44.8 million in our multi-family residential real estate portfolio primarily attributable to gross loan charge-offs of $9.3 million, the sale of $8.3 million of such loans in our Northern Illinois Region and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $626.5 million in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $63.3 million, transfers to other real estate of $24.9 million, the sale and reclassification to assets of discontinued operations of $83.5 million and $17.3 million, respectively, of such loans in our Northern Illinois Region, and our efforts to reduce our exposure to commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)

Farmland	$36,735	77,624
Owner occupied	798,842	1,104,225
Non-owner occupied	807,343	1,087,523
Total	$1,642,920	2,269,372

Within our commercial real estate portfolio, we have experienced the most distress in our non-owner occupied portfolio. As of December 31, 2010, approximately $97.9 million, or 12.1%, of this segment of our commercial real estate portfolio is considered impaired, consisting of performing troubled debt restructurings of $17.3 million and nonaccrual loans of $80.6 million. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)

Northern California	$208,127	238,809
Southern California	305,287	368,361
Chicago	27,907	53,849
Missouri	149,106	222,971
Texas	61,258	101,747
Florida	13,338	14,305
Northern and Southern Illinois	24,990	62,084
Other	17,330	25,397
Total	$807,343	1,087,523

Our Southern California region accounts for $43.8 million, or 54.3%, of the total nonaccrual loans in this portfolio segment at December 31, 2010, and includes a single credit relationship in the amount of $31.1 million. We recorded a loan charge-off of $7.3 million on this credit relationship in the fourth quarter of 2010; and

➢
A decrease of $19.1 million in our consumer and installment portfolio, net of unearned discount, reflecting a decrease in unearned discount of $3.3 million, the sale and reclassification to assets of discontinued operations of $1.5 million and $2.0 million of such loans in our Northern Illinois Region, respectively, gross loan charge-offs of $1.0 million, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets.

These decreases were partially offset by:

➢	An increase of $11.8 million in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales in the secondary mortgage and small business markets.

We attribute the net decrease in our loan portfolio in 2009 primarily to:

➢
A decrease of $882.6 million in our commercial, financial and agricultural portfolio, reflecting the reclassification of $77.6 million and $57.1 million of certain of our Chicago Region and Texas Region loans, respectively, to assets of discontinued operations at December 31, 2009; sales of $141.3 million, $101.5 million and $64.4 million of loans in our premium finance subsidiary, asset based lending subsidiary and restaurant franchise loans, respectively, during the fourth quarter of 2009; gross loan charge-offs of $104.6 million; and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $519.3 million in our real estate construction and development portfolio primarily attributable to gross loan charge-offs of $122.3 million, transfers to other real estate and other loan activity, including transfers of loans from real estate construction and development to commercial and multi-family residential real estate upon completion of the construction of the underlying projects related to such loans;

➢
A decrease of $274.2 million in our one-to-four family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $83.6 million, the reclassification of $6.8 million and $3.8 million of certain of our Chicago Region and Texas Region loans, respectively, to assets of discontinued operations at December 31, 2009, transfers to other real estate and principal payments;

➢
A decrease of $293.2 million in our commercial real estate portfolio primarily attributable to the reclassification of $189.0 million and $36.0 million of certain of our Chicago Region and Texas Region loans, respectively, to assets of discontinued operations at December 31, 2009, gross loan charge-offs of $40.3 million and our efforts to reduce our exposure to commercial real estate in the current economic environment, partially offset by transfers of loans from real estate construction and development to commercial real estate upon completion of the construction and development and to multi-family residential real estate upon completion of the construction of the underlying projects related to such loans; and

➢
A decrease of $22.0 million in our consumer and installment portfolio, net of unearned discount, reflecting the reclassification of $2.7 million and $615,000 of certain of our Chicago Region and Texas Region loans, respectively, to assets of discontinued operations at December 31, 2009, gross loan charge-offs of $1.4 million, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets.

These decreases were partially offset by:

➢
An increase of $2.6 million in our multi-family residential real estate portfolio primarily attributable to transfers of loans from real estate construction and development to multi-family residential real estate upon completion of the construction of the underlying projects related to such loans, partially offset by the reclassification of $5.5 million and $1.1 million of certain of our Chicago Region and Texas Region loans, respectively, to assets of discontinued operations at December 31, 2009; and

➢	An increase of $4.0 million in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales in the secondary mortgage and small business markets.

Loans at December 31, 2010 mature as follows:

		Over One Year Through Five Years		Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars expressed in thousands)

Commercial, financial and agricultural	$559,283	148,635	189,297	49,409	99,208	1,045,832
Real estate construction and development	342,389	12,249	116,492	568	19,068	490,766
Real estate mortgage:
One-to-four family residential loans	101,377	74,576	25,203	137,358	712,381	1,050,895
Multi-family residential loans	95,811	24,599	30,823	14,494	12,562	178,289
Commercial real estate loans	532,028	512,814	247,184	194,234	156,660	1,642,920
Consumer and installment, net of unearned discount	11,897	14,440	2,101	554	120	29,112
Loans held for sale	54,470	—	—	—	—	54,470
Total loans	$1,697,255	787,313	611,100	396,617	999,999	4,492,284

The following table summarizes the components of changes in our loan portfolio, net of unearned discount, for the five years ended December 31, 2010:

	Increase (Decrease) For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars expressed in thousands)

Internal loan volume (decrease) increase	$(1,339,445)	(749,712)	184,743	776,886	614,451
Loans provided by acquisitions	—	—	—	693,495	545,106
Loans and leases sold (1)	(245,420)	(308,034)	(37,643)	(72,166)	(344,687)
Loans transferred to assets held for sale	(794)	(14,382)	—	—	—
Loans transferred to discontinued operations (2)	(40,265)	(416,245)	—	—	—
Loans charged-off	(331,196)	(352,723)	(331,021)	(65,494)	(22,203)
Loans transferred to other real estate	(158,889)	(143,586)	(109,288)	(16,269)	(7,542)
Securitization of loans	—	—	—	(102,036)	(138,944)
Total (decrease) increase	$(2,116,009)	(1,984,682)	(293,209)	1,214,416	646,181
_______________
(1)
Loans and leases sold for 2010 include loans associated with our Northern Illinois Region of $137.4 million, as further described in Note 2 to our consolidated financial statements, and other commercial loan sales of $108.0 million. Loans and leases sold for 2009 include loans associated with WIUS, our asset based lending subsidiary and restaurant franchise loans of $141.3 million, $101.5 million and $64.4 million, respectively, in addition to loans associated with our Springfield Branch of $887,000, as further described in Note 2 to our consolidated financial statements.

(2)
Loans transferred to discontinued operations for 2010 include loans associated with our Northern Illinois Region of $40.3 million, as further described in Note 2 to our consolidated financial statements. Loans transferred to discontinued operations for 2009 include loans associated with our Chicago Region, Texas Region and WIUS of $311.3 million, $103.4 million and $1.5 million, respectively.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:

	December 31,
	2010	2009	2008	2007	2006
	(dollars expressed in thousands)

Nonperforming Assets: (1)
Nonaccrual loans:
Commercial, financial and agricultural	$67,365	41,408	40,647	5,916	9,879
Real estate construction and development	134,244	407,077	270,444	151,812	13,344
One-to-four family residential real estate:
Bank portfolio	14,479	13,500	10,996	3,308	3,814
Mortgage Division portfolio	33,386	94,433	69,122	27,727	13,696
Home equity portfolio	7,122	4,303	3,022	1,896	1,375
Multi-family residential	12,960	14,734	545	—	272
Commercial real estate	129,187	115,312	23,009	11,294	6,260
Consumer and installment	165	337	—	263	81
Total nonaccrual loans	398,908	691,104	417,785	202,216	48,721
Other real estate	140,628	125,226	91,524	11,225	6,433
Other repossessed assets	37	1,685	694	72	54
Total nonperforming assets	$539,573	818,015	510,003	213,513	55,208

Loans, net of unearned discount	$4,492,284	6,608,293	8,592,975	8,886,184	7,671,768

Performing troubled debt restructurings	$112,903	54,336	24,641	7	9

Loans past due 90 days or more and still accruing	$5,523	3,807	7,094	26,753	5,653

Ratio of:
Allowance for loan losses to loans	4.48%	4.03%	2.56%	1.89%	1.90%
Nonaccrual loans to loans	8.88	10.46	4.86	2.28	0.64
Allowance for loan losses to nonaccrual loans	50.40	38.55	52.71	83.27	299.11
Nonperforming assets to loans, other real estate and repossessed assets	11.65	12.15	5.87	2.40	0.72
_______________
(1)
During the first quarter of 2010, the Company modified its definition of nonperforming assets to exclude performing troubled debt restructurings because these loans were performing in accordance with the current or modified terms. Prior periods have been adjusted for this reclassification.

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, were $539.6 million, $818.0 million and $510.0 million at December 31, 2010, 2009 and 2008, respectively. Our nonperforming assets at December 31, 2010 included $20.1 million, comprised of $7.5 million of nonaccrual loans and $12.6 million of other real estate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family.

We attribute the $292.2 million net decrease in our nonaccrual loans during the year ended December 31, 2010 to the following:

➢
An increase in nonaccrual loans of $26.0 million in our commercial, financial and agricultural portfolio. The increase during 2010 is partially due to a single shared national credit of $12.0 million being placed on nonaccrual status. At December 31, 2010, approximately 6.4% of this portfolio is on nonaccrual status as compared to 2.4% at December 31, 2009;

➢
A decrease in nonaccrual loans of $272.8 million in our real estate construction and development loan portfolio driven by gross charge-offs of $143.4 million, transfers to other real estate of $112.5 million and other activity, including the receipt of cash and other consideration of $89.1 million on our former largest nonaccrual loan relationship during the second quarter of 2010, partially offset by additions to nonaccrual loans during the year. Nonaccrual loans at December 31, 2010 include a $23.3 million loan to a St. Louis, Missouri home developer and a $20.6 million commercial construction loan in Northern California. Although the pace of deterioration in this portfolio is slowing due in part to the decline in the total portfolio balance, as previously discussed, we continue to experience deterioration as a result of weak economic conditions and significant declines in real estate values and we expect these trends to continue until market conditions stabilize, both on a nationwide basis and in our primary market areas;

➢
A decrease in nonaccrual loans of $61.0 million in our one-to-four family residential real estate Mortgage Division loan portfolio primarily driven by gross charge-offs of $47.5 million, transfers to other real estate and other activity, including modifications of certain nonaccrual loans, partially offset by additions to nonaccrual loans during the year ended December 31, 2010 driven by market conditions and the overall deterioration of Alt A and subprime residential mortgage loan products experienced throughout the mortgage banking industry. As further described under “Business —Strategy,” we are participating in HAMP where deemed economically advantageous to our borrowers and us; and

➢
An increase in nonaccrual loans of $13.9 million in our commercial real estate portfolio primarily driven by new additions during the year ended December 31, 2010 resulting from continued weak economic conditions and significant declines in real estate values, partially offset by gross loan charge-offs of $63.3 million and transfers to other real estate of $24.9 million. There is a single $31.1 million nonaccrual credit relationship in our Southern California region at December 31, 2010, which comprises 24.1% of our total commercial real estate nonaccrual loans.

The increase in other real estate of $15.4 million during 2010 was primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four family residential real estate loans aggregating $160.7 million, including a single $50.0 million property in Southern California which was subsequently written down $9.0 million to $41.0 million during the third quarter of 2010, partially offset by the sale of properties with a carrying value of $105.5 million at a net gain of $3.5 million, and write-downs of other real estate of $34.7 million, including the $9.0 million write-down as described above, attributable to declining real estate values on certain properties. At December 31, 2010, our other real estate consisted of properties with the most recent appraisal date being in 2010, 2009, 2008 and prior to 2008 of $51.2 million, $73.8 million, $10.4 million and $3.1 million, respectively. Other real estate with an appraisal date in 2009 includes the $41.0 million property in Southern California as described above. Other real estate at December 31, 2010 also consisted of properties with values determined by management or by broker’s price opinions of $2.1 million.

We attribute the $308.0 million net increase in our nonperforming assets during the year ended December 31, 2009 to the following:

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

➢
An increase in nonaccrual loans of $136.6 million in our real estate construction and development loan portfolio driven by asset quality deterioration within this portfolio, including loans with an aggregate balance of $116.9 million to a single borrower in addition to a single loan of $63.8 million to a separate borrower being placed on nonaccrual status in our Southern California region during 2009, partially offset by gross charge-offs of $122.3 million and transfers to other real estate;

➢
An increase in nonaccrual loans of $25.3 million in our one-to-four family residential real estate Mortgage Division loan portfolio primarily driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry;

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

The following table summarizes the composition of our nonperforming assets by region / business segment at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)

Mortgage Division	$41,686	104,633
Florida	15,243	27,211
Northern California	62,339	63,528
Southern California	143,522	265,794
Chicago	71,882	119,436
Missouri	99,161	112,837
Texas	60,967	78,389
Northern and Southern Illinois	21,372	21,807
Other	23,401	24,380
Total nonperforming assets	$539,573	818,015

The decrease in the Mortgage Division is primarily attributable to the aforementioned $61.0 million decline in one-to-four family residential real estate nonaccrual loans in the Mortgage Division resulting from gross loan charge-offs, transfers to other real estate and modifications of certain nonaccrual loans. The decrease in the Southern California region was attributable to gross loan charge-offs of $92.8 million and the receipt of cash and other consideration of $89.1 million on our former largest nonaccrual loan relationship during the second quarter of 2010, partially offset by additions to nonaccrual loans. The decreases in Florida, Chicago, Missouri and Texas were primarily attributable to the aforementioned decline in the overall level of nonaccrual real estate construction and development loans due to gross charge-offs, transfers and subsequent sales of other real estate and other activity, including payments.

Troubled Debt Restructurings. In the ordinary course of business, we modify loan terms across loan types, including both consumer and commercial loans, for a variety of reasons. Modifications to consumer loans may include, but are not limited to, changes in interest rate, maturity, amortization and financial covenants. In the original underwriting, loan terms are established that represent the then current and projected financial condition of the borrower. Over any period of time, modifications to these loan terms may be required due to changes in the original underwriting assumptions. These changes may include the financial requirements of the borrower as well as our underwriting standards. If the modified terms are consistent with competitive market conditions and representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a troubled debt restructuring, or TDR.

For a loan modification to be classified as a TDR, all of the following conditions must be present: (1) the borrower is experiencing financial difficulty, (2) we make a concession to the original contractual loan terms and (3) the concessions are for economic or legal reasons related to the borrower’s financial difficulty that we would not otherwise consider. Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of our investment in the loan as possible. These modifications are generally made to either prevent a loan from becoming nonaccrual or to return a nonaccrual loan to performing status based on the expectations that the borrower can adequately perform in accordance with the modified terms.

The determination of whether a modification should be classified as a TDR requires significant judgment after taking into consideration all facts and circumstances surrounding the transaction. No single characteristic or factor, taken alone, is determinative of whether a modification should be classified as a TDR. The fact that a single characteristic is present is not considered sufficient to overcome the preponderance of contrary evidence. Assuming all of the TDR criteria are met, we consider one or more of the following concessions to the loan terms to represent a TDR: (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for a new loan with similar terms or (3) forgiveness of principal or accrued interest.

Loans renegotiated at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from TDR classification in the calendar years subsequent to the renegotiation if the loan is in compliance with the modified terms for at least six months. Approximately $18.4 million of our TDRs were restructured at market interest rates and are eligible to be transferred out of TDR status during the first quarter of 2011 if their performance remains in accordance with all of the restructured terms.

We refer to our TDRs that are accruing interest as performing TDRs. The following table presents the categories of performing TDRs as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$—	18,864
Real estate construction and development	3,145	—
Real estate mortgage:
One-to-four family residential	91,329	35,472
Commercial real estate	18,429	—
Total performing troubled debt restructurings	$112,903	54,336
As of December 31, 2010 and 2009, $26.2 million and $13.8 million, respectively, of loans were identified by management as TDRs, were on nonaccrual status and were classified as nonperforming loans.

The decrease in commercial, financial and agricultural performing troubled debt restructurings during 2010 was primarily attributable to an $18.9 million credit relationship in our FBBC subsidiary being removed from TDR status as a result of compliance with the contractual terms of the modified loan agreement. The increase in real estate construction and development TDRs was attributable to the modification of the contractual terms of three credit relationships during 2010. The increase in one-to-four family residential performing TDRs was primarily attributable to our participation in HAMP. Performing TDRs under HAMP were $63.4 million at December 31, 2010. One-to-four family residential loans restructured under HAMP will be considered TDRs for the life of the respective loans or modifications periods as they are being restructured at interest rates lower than current market rates. There were no performing TDRs under HAMP at December 31, 2009. The increase in commercial real estate TDRs was attributable to the modification of the contractual terms of three credit relationships during 2010.

Potential Problem Loans. As of December 31, 2010 and 2009, $373.1 million and $345.6 million, respectively, of loans not included in the nonperforming assets and performing TDR tables above were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days delinquent. The following table presents the categories of potential problem loans as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$100,383	98,841
Real estate construction and development	128,227	134,939
Real estate mortgage:
One-to-four family residential	43,013	24,573
Multi-family residential	5,584	11,085
Commercial real estate	95,933	76,160
Total potential problem loans	$373,140	345,598

The increase in potential problem loans of $27.5 million during 2010 reflects continued weak economic conditions in the nationwide housing markets, high unemployment rates, weakened tenancy factors in our non-owner occupied commercial real estate portfolio and ongoing significant declines in real estate values in all of our markets.

The following table summarizes the composition of our potential problem loans by region / business segment at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
	(dollars expressed in thousands)

Mortgage Division	$9,859	21,874
Florida	2,783	2,414
Northern California	64,601	62,002
Southern California	106,526	68,256
Chicago	15,030	21,197
Missouri	91,813	114,665
Texas	27,028	24,947
First Bank Business Capital, Inc.	18,992	—
Northern and Southern Illinois	32,548	20,094
Other	3,960	10,149
Total potential problem loans	$373,140	345,598

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

Allowance for Loan Losses. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 4.48%, 4.03% and 2.56% at December 31, 2010, 2009 and 2008, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 50.40%, 38.55% and 52.71% at December 31, 2010, 2009 and 2008, respectively. Our allowance for loan losses decreased to $201.0 million at December 31, 2010, compared to $266.4 million and $220.2 million at December 31, 2009 and 2008, respectively.

The decrease in our allowance for loan losses of $65.4 million during 2010 was primarily attributable to the decrease in nonaccrual loans of $292.2 million in addition to the $2.12 billion decrease in the overall level of our loan portfolio, partially offset by the increase in potential problem loans of $27.5 million and certain other economic factors. The increase in the allowance for loan losses as a percentage of loans, net of unearned discount, during 2010 was primarily attributable to the following:

➢	The downward migration of performing loans to more severe risk ratings that carry a higher reserve allocation, including the risk rating for potential problem loans;

➢	An increase in historical loss ratios used to determine estimated credit losses by loan type as a result of an increase in recent charge-off experience;

➢	The increase in our potential problem loans, which generally resulted in a higher allowance for loan losses being applied to these loans; and

➢	Significant payoffs of higher credit quality loans during 2010 which carried lower allowance for loan loss allocations; partially offset by

➢	The decrease in our nonaccrual loans during 2010.

Our allowance for loan losses as a percentage of nonperforming loans increased during 2010 primarily due to the decrease in nonperforming loans.

The following table is a summary of the changes in the allowance for loan losses for the five years ended December 31, 2010:

	As of or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars expressed in thousands)

Allowance for loan losses, beginning of year	$266,448	220,214	168,391	145,729	135,330
Acquired allowances for loan losses	—	—	—	14,425	5,208
Allowance for loan losses allocated to loans sold	(321)	(4,725)	—	—	—
	266,127	215,489	168,391	160,154	140,538

Loans charged-off:
Commercial, financial and agricultural	(52,072)	(104,648)	(21,931)	(13,212)	(7,512)
Real estate construction and development	(143,394)	(122,303)	(236,715)	(15,203)	(6,202)
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	(5,274)	(5,820)	(9,209)	(1,647)	(742)
Mortgage Division portfolio	(47,525)	(71,528)	(54,796)	(28,671)	(2,959)
Home equity portfolio	(9,409)	(6,298)	(3,241)	(1,531)	(78)
Multi-family residential loans	(9,266)	(508)	(19)	(76)	(241)
Commercial real estate loans	(63,259)	(40,255)	(3,244)	(3,764)	(3,635)
Consumer and installment	(997)	(1,363)	(1,866)	(1,390)	(834)
Total	(331,196)	(352,723)	(331,021)	(65,494)	(22,203)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	37,776	1,983	7,226	5,176	5,968
Real estate construction and development	5,256	2,065	5,705	307	1,661
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	331	539	500	361	316
Mortgage Division portfolio	4,634	2,930	626	491	680
Home equity portfolio	264	62	54	12	70
Multi-family residential loans	14	5	5	9	—
Commercial real estate loans	3,370	5,843	401	1,588	6,048
Consumer and installment	457	255	327	731	651
Total	52,102	13,682	14,844	8,675	15,394
Net loans charged-off	(279,094)	(339,041)	(316,177)	(56,819)	(6,809)
Provision for loan losses	214,000	390,000	368,000	65,056	12,000
Allowance for loan losses, end of year	$201,033	266,448	220,214	168,391	145,729

Loans outstanding, net of unearned discount:
Average	$5,520,775	7,333,973	8,239,601	7,513,061	7,118,545
End of year	4,492,284	6,608,293	8,592,975	8,886,184	7,671,768
End of year, excluding loans held for sale	4,437,814	6,565,609	8,554,255	8,820,105	7,455,441

Ratio of allowance for loan losses to loans outstanding:
Average	3.64%	3.63%	2.67%	2.24%	2.05%
End of year	4.48	4.03	2.56	1.89	1.90
End of year, excluding loans held for sale	4.53	4.06	2.57	1.91	1.95
Ratio of net charge-offs to average loans outstanding	5.06	4.62	3.84	0.76	0.10
Ratio of current year recoveries to preceding year’s charge-offs	14.77	4.13	22.66	39.07	46.48

Our net loan charge-offs were $279.1 million, $339.0 million and $316.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our net loan charge-offs as a percentage of average loans were 5.06%, 4.62% and 3.84% for the years ended December 31, 2010, 2009 and 2008, respectively.

We attribute the net decrease in our net loan charge-offs in 2010 to the following:

➢
A decrease in net loan charge-offs of $88.4 million associated with our commercial, financial and agricultural portfolio to $14.3 million in 2010, compared to $102.7 million in 2009. Specifically in this portfolio, during the third quarter of 2010, we recorded a $5.2 million charge-off on a loan relationship with a related operating loss of $13.6 million as further discussed under “—Noninterest Expense.” In 2009, we recorded $18.5 million in aggregate loan charge-offs on a single credit in our FBBC subsidiary, as well as a $10.7 million loan charge-off on a single credit in our Northern California region that went on nonaccrual status during 2009, and $30.0 million in aggregate loan charge-offs on a single credit in our Southern California region that went on nonaccrual status during 2009. During 2010, we recorded a $25.0 million recovery on the credit in our Southern California region on which we recorded $30.0 million in aggregate loan charge-offs in 2009.

➢
An increase in net loan charge-offs of $17.9 million associated with our real estate construction and development portfolio to $138.1 million in 2010, compared to $120.2 million in 2009. Net loan charge-offs for 2010 include charge-offs of $24.5 million, $11.5 million and $7.5 million on three credit relationships in our Southern California region and a $9.7 million charge-off on a credit relationship in our St. Louis region. Net loan charge-offs for 2009 include a $12.1 million loan charge-off on a credit relationship in our Southern California region and a $9.0 million charge-off on a credit relationship in our St. Louis region. We continue to experience significant distress and unstable market conditions throughout our market areas, resulting in increased developer inventories, slower lot and home sales and declining real estate values.

➢
A decrease in net loan charge-offs of $23.1 million associated with our one-to-four family residential loan portfolio to $57.0 million in 2010, compared to $80.1 million in 2009. These net loan charge-offs primarily consist of $42.9 million associated with our Mortgage Division one-to-four family residential mortgage portfolio in 2010, compared to $68.6 million in 2009. The decrease in net loan charge-offs in our Mortgage Division in 2010 is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans during 2010, in addition to improving delinquency trends.

➢
An increase in net loan charge-offs of $8.7 million associated with our multi-family residential loan portfolio to $9.3 million in 2010, compared to $503,000 in 2009. During 2010, we recorded loan charge-offs of $2.8 million and $1.4 million on two credit relationships in our St. Louis region and a $2.0 million charge-off on a credit relationship in our Chicago region. There were no significant charge-offs in this portfolio in 2009.

➢
An increase in net loan charge-offs of $25.5 million associated with our commercial real estate portfolio to $59.9 million in 2010, compared to $34.4 million in 2009, reflecting declining market conditions in commercial real estate, in particular our non-owner occupied commercial real estate portfolio. During 2010, we recorded loan charge-offs of $7.3 million and $2.8 million on two credit relationships in our Southern California region. During 2009, we recorded a $7.9 million loan charge-off on a credit relationship in our Chicago region and a $3.5 million charge-off on a credit relationship in our St. Louis region.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the years ended December 31, 2010 and 2009:

	For the Years Ended
	December 31,
	2010	2009
	(dollars expressed in thousands)

Mortgage Division	$42,891	68,599
Florida	9,423	18,578
Northern California	20,680	47,833
Southern California	64,487	83,135
Chicago	43,755	52,238
Missouri	51,191	20,035
Texas	24,660	10,755
First Bank Business Capital, Inc.	385	21,519
Northern and Southern Illinois	4,281	5,065
Other	17,341	11,284
Total net loan charge-offs	$279,094	339,041

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

We record charge-offs on nonperforming loans typically within 30 to 90 days of the credit relationship reaching nonperforming loan status. We measure impairment and the resulting charge-off amount based primarily on third party appraisals. As such, rather than carrying specific reserves on nonperforming loans, we generally recognize a loan loss through a charge to the allowance for loan losses once the credit relationship reaches nonperforming loan status.

The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system augmented by historical loss data by loan type and other qualitative analysis. Consequently, the distribution of the allowance for loan losses will change from period to period due to the following factors:

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

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2010:

	2010		2009		2008		2007		2006
	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans
	(dollars expressed in thousands)

Commercial, financial and agricultural	$28,000	23.28%	$42,533	25.62%	$56,592	29.97%	$41,513	26.81%	$48,060	25.22%
Real estate construction and development	58,439	10.93	90,006	15.93	72,840	18.30	67,034	24.10	40,410	23.89
Real estate mortgage:
One-to-four family residential loans	60,762	23.39	78,593	19.36	37,742	18.08	16,312	18.03	13,308	16.56
Multi-family residential loans	5,158	3.97	5,108	3.38	4,243	2.56	2,983	2.00	95	1.84
Commercial real estate loans	47,880	36.57	49,189	34.34	47,663	29.82	39,634	27.36	41,833	28.72
Consumer and installment	794	0.65	1,019	0.73	342	0.82	835	0.96	1,035	0.95
Loans held for sale	—	1.21	—	0.64	792	0.45	80	0.74	988	2.82
Total	$201,033	100.00%	$266,448	100.00%	$220,214	100.00%	$168,391	100.00%	$145,729	100.00%

A summary of the allowance for loan losses to loans by category as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009

Commercial, financial and agricultural	2.68%	2.51%
Real estate construction and development	11.91	8.55
Real estate mortgage:
One-to-four family residential loans	5.78	6.14
Multi-family residential loans	2.89	2.29
Commercial real estate loans	2.91	2.17
Consumer and installment	2.73	2.11
Total	4.48	4.03

As demonstrated in the above table, the allowance for loan losses as a percentage of loans by category increased for commercial, financial and agricultural, real estate construction and development, multi-family residential, commercial real estate and consumer and installment. The increase in the allocation percentages for these loan categories is primarily reflective of increases in historical loss data as a result of recent charge-off experience and changes in qualitative factors such as changes in economic conditions, the volume of nonaccrual and potential problem loans and changes in the value of the underlying collateral for collateral-dependent loans. The allowance for loan losses as a percentage of loans by category decreased for one-to-four family residential. The decrease in this loan category is reflective of the significant decrease in nonaccrual loans and other factors, including delinquency trends.

Deposits

Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

The following table sets forth the distribution of our average deposit accounts for the years ended December 31, 2010, 2009 and 2008, and the weighted average interest rates on each category of deposits:

	YearEnded December 31,
	2010			2009			2008
		Percent			Percent			Percent
		of			of			of
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(dollars expressed in thousands)

Noninterest-bearing demand	$1,154,291	17.6%	—%	$1,094,279	16.8%	—%	$990,924	15.0%	—%
Interest-bearing demand	909,049	13.8	0.16	824,928	12.7	0.19	820,213	12.4	0.55
Savings and money market	2,176,680	33.1	0.69	2,196,597	33.8	1.06	2,175,512	33.0	2.08
Time deposits	2,333,270	35.5	1.80	2,382,722	36.7	2.89	2,610,052	39.6	3.76
Total average deposits	$6,573,290	100.0%		$6,498,526	100.0%		$6,596,701	100.0%

Capital and Dividends

On December 31, 2008, the Company issued: (a) 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share; and (b) 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share, to the U.S. Treasury pursuant to the Company’s participation in the CPP program, as further described in “Item 1 —Business – Ownership Structure” and in Note 18 to our consolidated financial statements. The Class C and Class D cumulative perpetual preferred stock qualify as Tier 1 capital. Dividends on our Class C and Class D cumulative perpetual preferred stock, which currently carry annual dividend rates of 5.00% and 9.00%, respectively, were payable quarterly, beginning in February 2009.

The redemption of any of our preferred stock requires the prior approval of the Federal Reserve. As previously discussed under “Item 1 —Supervision and Regulation – Regulatory Agreements,” under the terms of the Agreement with the FRB, we have agreed, among other things, not to declare and pay any dividends on our common or preferred stock or to make any distributions of interest, or other sums, on our trust preferred securities without the prior approval of the FRB.

On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to the Company’s $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 18 to the consolidated financial statements. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009.

Prior to August 10, 2009, we declared and paid $6.0 million of dividend payments on our Class C and Class D Preferred Stock. We subsequently declared and deferred an additional $16.1 million and $8.0 million of regularly scheduled dividend payments on our Class C and Class D Preferred Stock for the years ended December 31, 2010 and 2009, respectively, and, in conjunction with these deferred dividend payments, we also declared and accrued an additional $881,000 and $109,000 of cumulative dividends on our deferred dividend payments for the years ended December 31, 2010 and 2009, respectively.

Effective August 10, 2009, we also suspended the declaration of dividends on our Class A Convertible, Adjustable Rate Preferred Stock and our Class B Adjustable Rate Preferred Stock. Prior to that time, we declared and paid relatively small dividends on our Class A and Class B preferred stock, totaling $328,000 for the year ended December 31, 2009.

The Company’s and First Bank’s capital ratios at December 31, 2010 and 2009 were as follows:

	December 31,	December 31,
	2010	2009

First Bank:
Total Capital Ratio	12.95%	10.39%
Tier 1 Ratio	11.66	9.11
Leverage Ratio	7.40	6.56

First Banks, Inc.:
Total Capital Ratio	6.29	9.78
Tier 1 Ratio	3.15	4.89
Leverage Ratio	1.99	3.52

First Bank was categorized as well capitalized at December 31, 2010 and 2009 under the prompt corrective action provisions of the regulatory capital standards. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2010 and 2009. First Bank’s and our actual and required capital ratios are further described in Note 21 to our consolidated financial statements. First Bank’s Tier 1 capital ratio to total assets ratio of 7.68% at December 31, 2010 exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF. As previously discussed under “Item 1 —Business – Recent Developments – Successful Completion of Consent Solicitation and Capital Plan,” we believe the successful completion of our Capital Plan, which was initiated in 2008 to, among other things, preserve our risk-based capital, would substantially improve our capital position; however, the successful completion of all or any portion of our Capital Plan is not assured, and no assurance can be made that we will be able to successfully complete all or any portion of our Capital Plan, or that our Capital Plan will not be materially modified in the future.

As of December 31, 2010, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our consolidated financial statements, the sole assets of the statutory and business trusts are our junior subordinated debentures.

A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related junior subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2010, is as follows:

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

For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 and Tier 2 capital. Because of these limitations, as of December 31, 2010, $274.1 million of trust preferred securities were not eligible for inclusion in our Tier 1 capital. Of the $274.1 million not eligible for inclusion in our Tier 1 capital, $90.2 million was eligible for inclusion in our Tier 2 capital and $183.9 million was not eligible for inclusion in our Tier 2 capital. Effective March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of specified core capital elements, as further described in Note 21 to our consolidated financial statements. We have determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of December 31, 2010, would reduce our total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 4.53%, 2.27% and 1.44%, respectively, and as such, $316.8 million and $261.8 million of our trust preferred securities would not be eligible for inclusion in our Tier 1 capital and Tier 2 capital, respectively. Therefore, upon implementation of the Federal Reserve’s final rule, we would remain below the minimum regulatory capital standards established for bank holding companies and could be subject to additional actions by regulators that could have a direct material effect on the operations and financial condition of the Company and First Bank. The final rules that will be effective in March 2011, if implemented as of December 31, 2010, would not have an impact on First Bank’s regulatory capital ratios. In addition, the Dodd-Frank Act removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital for holding companies with more than $15 billion of assets after a three-year phase-in period beginning January 1, 2013 and restricts new issuances of trust preferred securities from being included as Tier 1 capital for all holding companies.

Liquidity

First Bank. Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. First Bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings before provision for loan losses. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more (including certificates issued through the CDARS program), selling securities under agreements to repurchase, and utilizing borrowings from the FHLB, the FRB and other borrowings.

As a financial intermediary, we are subject to liquidity risk. We closely monitor our liquidity position and continue to implement actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with our Capital Plan. We continue to seek opportunities to improve our overall liquidity position, and have established a Liquidity Management Committee and an expanded and more efficient collateral management process. In conjunction with our liquidity management process, we analyze and manage short-term and long-term liquidity through an ongoing review of internal funding sources, projected cash flows from loans, securities and customer deposits, internal and competitor deposit pricing structures and maturity profiles of current borrowing sources. We utilize planning, management reporting and adverse stress scenarios to monitor sources and uses of funds on a daily basis to assess cash levels to ensure adequate funds are available to meet normal business operating requirements and to supplement liquidity needs to meet unusual demands for funds that may result from an unexpected change in customer deposit levels or potential planned or unexpected liquidity events that may arise from time to time.

First Bank has built a significant amount of available balance sheet liquidity throughout 2009 and 2010 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “—Business – Recent Developments – Capital Plan,” including the sale of our Lawrenceville Branch on January 22, 2010, the sale of our Chicago Region on February 19, 2010, the sale of our Texas Region on April 30, 2010, and the sale of 11 branch offices in our Northern Illinois Region in September 2010. These transactions resulted in an aggregate cash outlay of approximately $1.40 billion during 2010. The announced sales of our remaining three branch offices in our Northern Illinois Region, our Edwardsville Branch and our San Jose Branch, which was completed on February 11, 2011, are expected to result in cash outlays of approximately $50.7 million, $12.1 million and $9.0 million, respectively. As such, approximately $71.8 million of our short-term investments of $924.8 million at December 31, 2010 are expected to be utilized in conjunction with the completion of these pending sale transactions during the first and second quarters of 2011.

Our cash and cash equivalents were $995.8 million and $2.52 billion at December 31, 2010 and 2009, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $1.52 billion was primarily attributable to the following:

➢	The sale of our Chicago Region on February 19, 2010, resulting in a cash outflow of $832.5 million;
➢	The sale of our Texas Region on April 30, 2010, resulting in a cash outflow of $352.9 million;

➢	The sale of 11 branch offices in our Northern Illinois Region in September 2010, resulting in a cash outflow of $203.5 million;
➢	The sale of our Lawrenceville Branch on January 22, 2010, resulting in a cash outflow of $8.3 million;
➢	A net increase in our investment securities portfolio of $952.8 million during 2010;
➢	A decrease in our deposit balances of approximately $150.1 million, excluding the impact of the divestitures of the Chicago, Texas and Northern Illinois Regions, and the Lawrenceville Branch;
➢
The prepayment of $600.0 million of FHLB advances during 2010. In March 2010, funds available from short-term investments were utilized to prepay two $100.0 million FHLB advances that were scheduled to mature in April 2010 and July 2010, resulting in prepayment penalties of $281,000, in aggregate. During the third quarter of 2010, we prepaid an additional two $100.0 million FHLB advances that were scheduled to mature in April 2011 and July 2011, resulting in prepayment penalties of $1.9 million. During the fourth quarter of 2010, we prepaid an additional two $100.0 million FHLB advances that were scheduled to mature in August 2012 and September 2016, resulting in prepayment penalties of $3.2 million; and

➢	The prepayment of our $120.0 million term repurchase agreement during the fourth quarter of 2010 that was scheduled to mature in April 2012, resulting in an early termination fee of $5.5 million.

These decreases in cash and cash equivalents were partially offset by:

➢
A decrease in loans of $1.47 billion, exclusive of net loan charge-offs, transfers to other real estate and the impact of the divestitures of the Chicago, Texas and Northern Illinois Regions, and the Lawrenceville Branch;

➢	The termination of our remaining BOLI policies during 2010, resulting in the receipt of cash proceeds from the surrender of the policies of approximately $25.9 million;
➢	Sales of other real estate properties resulting in the receipt of cash proceeds from these sales of approximately $108.3 million; and
➢
The redemption of $7.8 million of FRB stock associated with the reduction in our total assets and $27.3 million of FHLB stock associated with the prepayment of $600.0 million of FHLB advances during 2010.

We are actively increasing our unpledged investment securities portfolio in an effort to improve our net interest income and increase our available liquidity. Our unpledged investment securities increased $1.09 billion to $1.22 billion at December 31, 2010, compared to $136.5 million at December 31, 2009, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity in excess of $2.22 billion and $2.65 billion at December 31, 2010 and 2009, respectively. As such, despite a cumulative cash outflow of $1.40 billion to support transactions associated with our Capital Plan and the prepayment of $720.0 million of secured term borrowings, we have maintained available liquidity in excess of $2.22 billion at December 31, 2010. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities while maintaining our deposit levels, exclusive of transactions resulting from our Capital Plan. Our loan-to-deposit ratio decreased to 69.6% at December 31, 2010 from 93.5% at December 31, 2009, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 33.7% at December 31, 2010 from 28.9% at December 31, 2009.

During 2010, we reduced the aggregate funds acquired from other sources of funds by $838.2 million to $860.4 million at December 31, 2010, from $1.70 billion at December 31, 2009. These other sources of funds include certificates of deposit of $100,000 or more, and other borrowings, which are comprised of daily and term securities sold under agreements to repurchase and FHLB advances, as further described in Note 11 to our the consolidated financial statements. The decrease is primarily attributable to a reduction in our secured term borrowings of $735.7 million, including the prepayment of $600.0 million of FHLB advances (including $200.0 million of FHLB advances during the fourth quarter of 2010) and the repayment of our $120.0 million term repurchase agreement during the fourth quarter of 2010. The decrease is also attributable to a reduction in certificates of deposit of $100,000 or more of $102.5 million. The following table presents the maturity structure of these other sources of funds at December 31, 2010:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)

Three months or less	$279,875	31,761	311,636
Over three months through six months	174,884	—	174,884
Over six months through twelve months	240,733	—	240,733
Over twelve months	133,159	—	133,159
Total	$828,651	31,761	860,412

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at December 31, 2010 or 2009.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $475.1 million and $353.1 million at December 31, 2010 and 2009, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank had FHLB advances outstanding of $600.0 million at December 31, 2009, all of which were repaid during 2010, resulting in no FHLB advances outstanding at December 31, 2010. As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program.

We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank’s liquidity position will not be materially, adversely affected in the future.

First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, proceeds we raise through the issuance of debt and/or equity instruments through the Company, if any, and dividends received from our subsidiaries. The Company’s unrestricted cash totaled $3.6 million and $7.4 million at December 31, 2010 and 2009, respectively.

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership, or Investors of America, LP, as further described in Note 25 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. We cannot be assured of our ability to access future liquidity through debt markets. As further described under “Item 1A ─ Risk Factors,” the Company’s ability to access debt markets on terms satisfactory to us will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance.

Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements. As of December 31, 2010, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.

We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Supervision and Regulation – Regulatory Agreements.”

On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described under “—Capital and Dividends,” and in Note 18 to our consolidated financial statements.

The Company’s future liquidity position may be adversely affected if any of the following events occurs:

➢
First Bank continues to experience net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “—Supervision and Regulation – Regulatory Agreements;”

➢	We deem it advisable, or are required by the FRB, to use cash maintained by the Company to support the capital position of First Bank;

➢
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above and more fully described in Note 10 to the consolidated financial statements, First Bank prepaid all of its $600.0 million FHLB advances outstanding during 2010; or

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

Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at December 31, 2010 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)

Operating leases (2)	$12,920	19,991	12,489	34,043	79,443
Certificates of deposit (3)	1,766,061	381,882	16,429	101	2,164,473
Other borrowings (3)	31,761	—	—	—	31,761
Subordinated debentures (4)	—	—	—	353,981	353,981
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	722	337	7	2	1,068
Total	$1,811,464	402,210	28,925	698,297	2,940,896
_________________________
(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.3 million and related accrued interest expense of $180,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of December 31, 2010.

(2)
Amounts exclude operating leases associated with discontinued operations of $129,000, $282,000, $282,000 and $129,000 for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $822,000.

(3)	Amounts exclude the related accrued interest expense on certificates of deposit and other borrowings of $2.0 million and zero, respectively, as of December 31, 2010.
(4)
Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $19.6 million and $25.1 million, respectively, as of December 31, 2010. As further described under “—Supervision and Review – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(5)	Represents amounts payable upon redemption of the Class C Preferred Stock and Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.

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

Derivative Financial Instruments. We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices where available. If quoted market prices are unavailable, fair value is based on quoted market prices of comparable derivative instruments. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value have correlated and are expected to correlate with changes in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true within acceptable limits. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and/or discontinuation of hedge accounting are likely to result in increased volatility in our reported earnings. For cash flow hedges, this would result as more or all of the change in the fair value of the affected derivative being reported in noninterest income. For fair value hedges, there may be some impact on our reported earnings as the change in the fair value of the affected derivative may not be offset by changes in the fair value of the underlying hedged asset or liability. For further discussion, refer to “—Interest Rate Risk Management” and Note 5 to our consolidated financial statements appearing elsewhere in this report.

Deferred Tax Assets. We recognize deferred tax assets for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management’s judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. For further discussion, refer to “—Comparison of Results of Operations for 2010 and 2009 – Provision for Income Taxes,” “—Comparison of Results of Operations for 2009 and 2008 – Provision for Income Taxes,” and Note 1 and Note 13 to our consolidated financial statements appearing elsewhere in this report.

Goodwill and Other Intangible Assets / Business Combinations. The determination of the fair value of the assets and liabilities acquired, as well as the returns on investment that may be achieved, requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income streams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income streams were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility in our reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which may impact our reported earnings and directly impacts our regulatory capital levels. For further discussion, refer to Note 2, Note 8 and Note 21 to our consolidated financial statements appearing elsewhere in this report.

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

For further discussion, refer to “Item 1A ─ Risk Factors,” “—Comparison of Results of Operations for 2010 and 2009 – Noninterest Expense,” and Note 1 and Note 8 to our consolidated financial statements appearing elsewhere in this report.

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

In July 2010, the FASB issued ASU No. 2010-20 – Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period were effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. We implemented the disclosure requirements under this ASU for the reporting period ending December 31, 2010, except for the requirement to provide disclosures about activity that occurs during a reporting period. The implementation of the new disclosure requirements did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” appearing on pages 52 through 54 of this report.

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

The financial statements and supplementary data appear on pages 92 through 155 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the criteria established in COSO’s Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm.

Item 9B. Other Information

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America, LP, a limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs, as further described in Note 11 and Note 25 to our consolidated financial statements, which descriptions are incorporated herein by reference to Exhibit 10.12 and Exhibit 10.13 of this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Committees of the Board

Our Board of Directors consists of six members. The Board determined that Messrs. Blake, Cooper, Steward and Yaeger are independent. Each of our directors identified in the following table was elected to serve a one-year term and until his successor has been duly qualified for office.

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies

James F. Dierberg	73	1979
Chairman of the Board of Directors of First Banks, Inc. since 1988; Chief Executive Officer of First Banks, Inc. from 1988 to April 2003; President of First Banks, Inc. from 1979 to 1992 and from 1994 to October 1999.

Terrance M. McCarthy	56	2003
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

Allen H. Blake (1)	68	2008
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

James A. Cooper (1)(2)(3)	55	2008
Managing Partner of Thompson Street Capital Partners, a private equity firm with investments in middle-market manufacturing, service and distribution businesses, in St. Louis, Missouri, since 2000; Director of Thermon Group, Inc.; Director of Thermon Group Holdings, Inc.; Director of Thermon Holding Corporation. The Board and voting shareholders considered these qualifications in addition to his investment management expertise, financial expertise and stature in the local community in making a determination that Mr. Cooper should be a nominee for director of the Company.

(Continued)

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies

David L. Steward (1)(2)	59	2000
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

Douglas H. Yaeger (1)(2)(4)	62	2000
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

__________________________________
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Mr. James A. Cooper serves as Chairman of the Compensation Committee.
(4)	Mr. Douglas H. Yaeger serves as Chairman of the Audit Committee and the Audit Committee financial expert.

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

The members of the Audit Committee as of March 25, 2011 were Mr. Allen H. Blake, Mr. James A. Cooper, Mr. David L. Steward, and Mr. Douglas H. Yaeger, who serves as the Chairman of the Audit Committee and the Audit Committee Financial Expert.

In accordance with the requirements of the EESA, as amended by the ARRA, the Board of Directors maintains a Compensation Committee comprised solely of directors determined to be independent. The Compensation Committee, governed by a written charter adopted by the Board of Directors, is comprised of Messrs. Cooper, Steward and Yaeger. Mr. Cooper serves as the Chairman of the Compensation Committee. The Compensation Committee oversees the compensation of the executive officers of the Company and reviews compensation and benefit packages and programs for the Company’s employees generally.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2010 for filing with the SEC.

Audit Committee

Douglas H. Yaeger, Chairman of the Audit Committee
Allen H. Blake
James A. Cooper
David L. Steward

Code of Ethics for Principal Executive Officer and Financial Professionals

The Board of Directors has approved a Code of Ethics for Principal Executive Officer and Financial Professionals that covers the Principal Executive Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Investment Officer, the Senior Vice President – Controller, the Senior Vice President – Director of Taxes, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role. These individuals are also subject to the policies and procedures adopted by the Company that govern the conduct of all of its employees. The Code of Ethics for Principal Executive Officer and Financial Professionals is included as an exhibit to this Annual Report on Form 10-K. The Company intends to post on its website at www.firstbanks.com any amendment to or waiver from any provision in the Code of Ethics for Principal Executive Officers and Financial Professionals that applies to the Chief Executive Officer, Chief Financial Officer, Controller or other person performing similar functions and that relate to any element of the standards enumerated in the SEC rules.

Code of Conduct for Employees, Officers and Directors

The Board of Directors has approved a Code of Conduct applicable to all employees, officers and directors of the Company that addresses conflicts of interest, honesty and fair dealing, accounting and auditing matters, political activities and application and enforcement of the Code of Conduct. The Code of Conduct is available on the Company’s website, www.firstbanks.com, under “About us.”

Executive Officers

Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 25, 2011, were as follows:

Name	Age	Current First Banks, Inc. Office(s) Held	Principal Occupation(s) During Last Five Years

James F. Dierberg	73	Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Terrance M. McCarthy	56	President, Chief Executive Officer and Director; Chairman of the Board of Directors, President and Chief Executive Officer of First Bank.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

F. Christopher McLaughlin	57	Executive Vice President; Director of Retail Banking and Director of Sales, Marketing and Products; Executive Vice President, Director of Retail Banking and Director of First Bank.
Executive Vice President, Director of Retail Banking and Director of Sales, Marketing and Products of First Banks, Inc. and First Bank since April 2007; Executive Vice President and Director of Sales, Marketing and Products of First Banks, Inc. and First Bank from September 2003 to March 2007; Director of First Bank since October 2004.

Gary S. Pratte	63	Executive Vice President and Acting Chief Credit Officer; Executive Vice President and Acting Chief Credit Officer of First Bank.
Executive Vice President and Acting Chief Credit Officer of First Banks, Inc. and First Bank since August 2010; Executive Vice President and Senior Regional Credit Officer of First Bank from April 2007 to August 2010; Senior Vice President and Senior Regional Credit Officer of First Bank from March 2001 to April 2007.

Lisa K. Vansickle	43	Executive Vice President and Chief Financial Officer; Executive Vice President, Chief Financial Officer, Secretary and Director of First Bank.
Executive Vice President and Chief Financial Officer of First Banks, Inc. since April 2010; Senior Vice President and Chief Financial Officer of First Banks, Inc. from April 2007 to April 2010; Senior Vice President and Controller of First Banks, Inc. from January 2001 to April 2007; Vice President and Controller of First Banks, Inc. from April 1999 to January 2001; Vice President and Director of Internal Audit from December 1997 to March 1999; Executive Vice President, Chief Financial Officer, Secretary and Director of First Bank since May 2010. Senior Vice President, Secretary and Director of First Bank from July 2001 to May 2010.

Item 11. Executive Compensation

Compensation Discussion and Analysis. The compensation program of the Company and its affiliates (collectively referred to only in this Item 11 as the “Company”) is reflective of its ownership structure and its participation in the CPP under the EESA. As outlined in the stock ownership table included in “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” all of our voting stock is owned by various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family. Therefore, we do not use equity awards in our compensation program. As a participant in the CPP, we are subject to certain corporate governance and executive compensation standards applicable to all CPP participants as required by the ARRA and rules adopted thereunder, as further described below.

Capital Purchase Program – Executive Compensation and Governance Requirements. As a result of our participation in the CPP, we became subject to certain restrictions on executive compensation set forth in Section 111 of the EESA and the Purchase Agreement entered into by the Company and the U.S. Treasury. Subsequently, the ARRA was signed into law and included a provision that amended Section 111 of the EESA and directed the U.S. Treasury to establish specified standards on executive compensation and corporate governance. The U.S. Treasury published its Interim Final Rule on TARP Standards for Compensation and Corporate Governance (sometimes referred to as the Interim Final Rule). As amended, Section 111 of the EESA and the Interim Final Rule established the following standards applicable to the Company as a result of its participation in the CPP (“CPP Rules”):

➢
A prohibition on paying bonuses, retention awards and incentive compensation, other than pursuant to certain preexisting employment contracts, to our named executive officers identified in Item 10 above (the “Senior Executive Officers” or “SEOs”), and the ten next most highly-compensated employees;

➢	A prohibition on the payment of “golden parachute payments” to our SEOs and the five next most highly compensated employees upon their termination of employment or a change in control of the Company;
➢
A requirement to “clawback” any bonus, retention award or incentive compensation paid to a SEO and or of the twenty (20) next most highly compensated employees if such bonus, retention award, or incentive compensation was based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate;

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

➢
A requirement that the Compensation Committee evaluate and review with our senior risk officers at least every six (6) months the SEO compensation plans to limit any features in such plans that would encourage SEOs to take “unnecessary and excessive risks” that could threaten the value of the Company;

➢
A requirement that the Compensation Committee review at least every six (6) months the Company’s employee compensation plans to identify and eliminate any provisions in such plans that encourage the manipulation of reported earnings to enhance the compensation of any employee;

➢
A requirement that the Compensation Committee evaluate and review with our senior risk officers at least every six (6) months the risks involved in the Company’s employee compensation plans and how to limit the risks posed to the Company by such plans;

➢	A requirement that the Compensation Committee provide a certification that it has conducted the foregoing reviews; and
➢	A requirement that the Chief Executive Officer and the Chief Financial Officer provide written certifications of compliance with all of the foregoing requirements.

The SEOs for 2010 were the named executive officers identified in the Company’s Form 10-K for the fiscal year ended December 31, 2009, and were Messrs. James F. Dierberg, Terrance M. McCarthy, F. Christopher McLaughlin, and Steven H. Reynolds, who resigned from the Company during 2010, and Ms. Lisa K. Vansickle. The SEOs for 2011 are the named executive officers identified in the above Item 10 of this Form 10-K for the fiscal year ended December 31, 2010. The CPP Rules apply during the period in which any of the capital securities issued to the U.S. Treasury remain outstanding. The Company has entered into agreements with each of the named executive officers under which the officer acknowledges and agrees to the relevant compensation restrictions set forth under the CPP Rules.

Compensation Objective. The objective of our executive compensation policies and practices is to attract and retain talented key executives that will contribute to the achievement of strategic goals and the growth and success of the Company in order to enhance the long-term value of the Company. Compensation is based upon the achievement of corporate goals and objectives, as established by key corporate executives and reported to the Board of Directors. Rewards for performance are designed to motivate the continued strong performance of key executives on a long-term basis.

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

Salary. The base salaries of the executive officers are generally established in March of each year and are dependent upon the evaluation of certain factors and, in part, on subjective considerations. The level of base salaries of executive officers is designed to reward the officer’s performance based upon an evaluation of the following factors: (i) the performance of the Company and the achievement of corporate goals and objectives, considering general business and industry conditions, among other factors, and the contributions of specific executives towards the overall performance; (ii) each executive officer’s areas of responsibility and the Company’s performance in those areas; and (iii) the level of compensation paid to comparable executives by other financial institutions of comparable size in the market areas in which we operate to ensure we maintain a competitive compensation package. In 2010, we did not rely upon any peer group comparisons for purposes of establishing base salaries. Our corporate goals and objectives provide particular measurements to which the Compensation Committee and executive management assign significance, such as net income, organic and external growth in target market areas, expense control, net interest margin, credit quality, and regulatory examination results. In 2010, the Compensation Committee considered these factors and suggestions of the Chairman of the Board and the Chief Executive Officer, without assigning a specific weight to any particular factor, and evaluated the appropriate base salary and related annual salary increases of the SEOs. Base salaries of executive officers are reviewed on an ongoing basis and are generally adjusted on an annual basis, and may be further adjusted periodically as a result of significant changes in responsibility, employment market conditions, and other factors.

The challenge for management and the Board of Directors is to motivate, retain and reward key personnel through the current economic environment with compensation tools limited by the CPP Rules while recognizing the Company’s performance. In 2010, the salary of Mr. McCarthy was unchanged and has not been increased since April 2007. Mr. Dierberg ceased receiving a salary in 2008 but receives a fee of $144,000 for serving as Chairman of the Board of Directors. The base salaries of Ms. Vansickle and Mr. McLaughlin were unchanged in 2010. The base salary of Mr. Pratte was increased in 2010 by 35.0% due to the significance of his responsibilities.

Bonuses. The CPP Rules now prohibit paying bonuses to the SEOs and the next ten (10) most highly compensated employees, and in compliance with this prohibition the compensation structure for the SEOs and the next ten (10) most highly compensated employees does not contemplate payment of bonuses to the SEOs. The SEOs have not received a bonus since 2007, except Mr. Pratte who received awards in 2008 and 2009 under incentive plans that Mr. Pratte participated in prior to the time he became a named executive officer.  Mr. Pratte's participation in those incentive plans terminated at the time he became a named executive officer.

Deferred Compensation. In previous years, we offered the opportunity to defer income under a Nonqualified Deferred Compensation Plan, or NQDC Plan, to the executive officers and other key employees to promote retention by providing a long-term savings opportunity on a tax-deferred basis. Prior to January 1, 2010, the NQDC Plan allowed executives to defer payment of a portion of their compensation until a later date. Although the NQDC Plan allows the Company to credit the accounts of any participant with discretionary contributions, no such discretionary contributions have been made since the NQDC Plan’s inception. We elected to suspend the availability of deferrals under the NQDC Plan in 2010. If the NQDC Plan is made available in future plan years, the Company will not make any discretionary contributions to the accounts of the SEOs and the next ten (10) most highly compensated employees during the period the Company is subject to the CPP Rules because such contributions are considered “bonus payments” and therefore prohibited.

Executive Compensation. The following table sets forth certain information regarding compensation earned by the named executive officers for the years ended December 31, 2010, 2009 and 2008:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary (1)	Bonus (1)	All Other Compensation (2)		Total (1)

James F. Dierberg	2010	$—	—	144,000	(3)	144,000
Chairman of the Board of Directors	2009	—	—	145,400	(3)	145,400
	2008	—	—	149,800	(3)	149,800

Terrance M. McCarthy	2010	500,000	—	—		500,000
President and	2009	500,000	—	4,400		504,400
Chief Executive Officer	2008	500,000	—	9,200		509,200

Lisa K. Vansickle	2010	230,000	—	—		230,000
Executive Vice President and	2009	214,800	—	10,200	(4)	225,000
Chief Financial Officer	2008	183,400	—	16,000	(4)	199,400

F. Christopher McLaughlin	2010	250,000	—	—		250,000
Executive Vice President and	2009	245,900	—	2,400		248,300
Director of Retail Banking	2008	236,400	—	9,200		245,600

Gary S. Pratte	2010	227,700	—	—		227,700
Executive Vice President and
Acting Chief Credit Officer

Steven H. Reynolds (5)	2010	164,900	—	—		164,900
Former Executive Vice President	2009	243,300	—	2,300		245,600
and Chief Credit Officer
____________________________________
(1)
Salary and bonus reported for Ms. Vansickle and Messrs. Dierberg, McCarthy, McLaughlin, Pratte and Reynolds did not include any amounts deferred in our NQDC Plan, except as further described. Salary and bonus reported for Mr. McCarthy include amounts deferred in our NQDC Plan, as further described below and in Note 17 to our consolidated financial statements, for 2009 and 2008 of $75,000. Earnings by the named executives on their NQDC Plan balances did not include any above-market or preferential earnings.

(2)
All other compensation reported reflects contributions to our 401(k) Plan, as further described in Note 17 to our consolidated financial statements, with the exception of the amounts reported for Mr. Dierberg and Ms. Vansickle, as further described below.

(3)
All other compensation reported for Mr. Dierberg for 2010, 2009 and 2008 reflects non-employee director compensation of $144,000 and a contribution to our 401(k) Plan of $0, $1,400 and $5,800, respectively.

(4)
All other compensation reported for Ms. Vansickle for 2009 and 2008 reflects a contribution to our 401(k) Plan of $1,800 and $5,700, respectively, and the payout of $8,400 and $10,300, respectively, of an award previously granted under an incentive plan that Ms. Vansickle participated in prior to the time she became a named executive officer on April 2, 2007. Ms. Vansickle’s participation in that incentive plan terminated at the time she became a named executive officer.

(5)	Mr. Reynolds resigned from the Company on August 16, 2010.

Nonqualified Deferred Compensation. Officers that meet certain position and base salary criteria and non-employee directors are eligible to participate in our NQDC Plan. Participants are allowed to defer, on an annual basis, up to 25% of their salary and up to 100% of their bonus payments, and hypothetically invest in various investment options available in the NQDC Plan that are selected by the participant and may be changed by the participant at any time. These investment options mirror the investment options that we offer through our 401(k) plan and include various investment funds such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. However, as discussed above, in 2010 we suspended indefinitely the availability of deferrals to the NQDC Plan.

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

The following table sets forth certain information regarding nonqualified deferred compensation earned by the named executive officers for the year ended December 31, 2010:

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name and Principal Position(s)	Executive Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions in Last Fiscal Year		Aggregate Balance at December 31, 2010

James F. Dierberg	$—	62,300	—		483,300	(2)
Chairman of the Board of Directors

Terrance M. McCarthy	—	95,500	—		809,300	(3)
President and
Chief Executive Officer

Lisa K. Vansickle	—	4,700	—		45,200	(4)
Executive Vice President and
Chief Financial Officer

Gary S. Pratte	—	7,100	—		77,900	(5)
Executive Vice President and
Acting Chief Credit Officer

Steven H. Reynolds	—	1,000	15,100	(6)	—
Former Executive Vice President
and Chief Credit Officer
______________________
(1)
All executive contributions represent the deferral of base salary and/or bonus payments reflected in the “Summary Compensation Table.” We did not make any discretionary contributions under the NQDC Plan as of and for the year ended December 31, 2010. In addition, Mr. McLaughlin has not elected to participate in the NQDC Plan.

(2)
Of this amount, $305,500 represents deferrals of cash consideration from prior years, all of which were previously reported as compensation in the Company’s previously filed Annual Reports on Form 10-K. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant’s 2010 activity.

(3)
Of this amount, $601,100 represents deferrals of cash consideration from prior years, all of which were previously reported as compensation in the Company’s previously filed Annual Reports on Form 10-K. The remaining balance represents the cumulative earnings on the original deferred amounts and the participant’s 2010 activity.

(4)
Of this amount, $33,200 represents deferrals of cash consideration from years prior to the participant’s inclusion in the “Summary Compensation Table” in past Annual Reports on Form 10-K, the cumulative earnings on the original deferred amounts and the participant’s 2010 activity.

(5)
Of this amount, $58,100 represents deferrals of cash consideration from years prior to the participant’s inclusion in the “Summary Compensation Table” in past Annual Reports on Form 10-K, the cumulative earnings on the original deferred amounts and the participant’s 2010 activity.

(6)	Following his resignation from the Company on August 16, 2010, Mr. Reynolds received a lump-sum distribution of his NQDC Plan participant account balance, which was fully vested.

Potential Payments Upon Termination. Upon termination of employment, the executive officers will receive payments of their vested portion of the executive’s deferred compensation account balance under our NQDC Plan as described above.

Compensation of Directors. The following table sets forth compensation earned by the named non-employee directors for the year ended December 31, 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total

James F. Dierberg (1)	$144,000	144,000

Allen H. Blake (2) (3)	42,000	42,000

James A. Cooper (4)	46,000	46,000

David L. Steward	41,000	41,000

Douglas H. Yaeger (5)	46,000	46,000
__________________________
(1)	Non-employee director compensation for Mr. Dierberg is also included in the “Summary Compensation Table.”
(2)	Mr. Blake received fees of $31,000 for the Company’s board meetings attended and fees of $11,000 for First Bank board meetings attended.
(3)	Mr. Blake was elected to the Audit Committee effective April 30, 2010.
(4)	Mr. Cooper serves as Chairman of the Compensation Committee.
(5)	Mr. Yaeger serves as Chairman of the Audit Committee and the Audit Committee Financial Expert.

Mr. McCarthy does not receive remuneration other than salary for serving on our Board of Directors. Mr. Dierberg received an annual fee of $144,000, paid semi-monthly, for his service as Chairman of the Board of Directors during 2010. Directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Non-employee directors received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended. Mr. Yaeger also received a fee of $1,250 per calendar quarter for his service as Chairman of the Audit Committee. Messrs. Yaeger, Blake, Cooper and Steward also received a fee of $3,750 per calendar quarter as a retainer for their service as members of the Board of Directors. Mr. Blake, as a non-employee Director of First Bank, also received a fee of $1,000 for each monthly Board meeting attended. Messrs. Cooper, Steward and Yaeger also received a fee of $1,000 for each Compensation Committee meeting attended. Mr. Cooper also received a fee of $2,500 semi-annually for his service as Chairman of the Compensation Committee.

Prior to January 1, 2010, our non-employee directors were also eligible to defer payment of all or a portion of their compensation through contributions to our NQDC Plan. Earnings by the directors on their NQDC Plan balances did not include any above-market or preferential earnings. Our directors do not receive any other compensation, and there are no arrangements for amounts to be paid to directors upon resignation or any other termination of such director or a change in control of the Company. The Audit Committee and the Compensation Committee are currently the only committees of our Board of Directors.

Compensation Committee Interlocks and Insider Participation. The Compensation Committee is comprised solely of independent directors and no members of the Compensation Committee are current or former officers or employees of the Company. See further information regarding transactions with related parties in Note 19 to our consolidated financial statements appearing on pages 148 through 150 of this report.

Compensation Committee Report.

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Compensation Committee recommended the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010 for filing with the SEC.

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

Review of Risk Associated with Compensation Plans. Our senior risk officers conducted two assessments of our compensation plans in 2010 and reviewed and discussed each assessment and the compensation plans with the Compensation Committee. In addition, the Compensation Committee engaged a third party to review the senior risk officers’ assessments as well as the processes and procedures used in such assessments. The Compensation Committee reviewed and discussed the results of the third party review with the Company’s senior risk officers. The senior risk officers recommended, and the Compensation Committee approved such recommendation, that the review of all compensation plans maintained by the Company focus on incentive based compensation plans. The senior risk officers, with the approval of the Compensation Committee, reviewed the Company’s non-incentive based compensation plans, such as the Company’s NQDC Plan, and broad-based welfare and benefit plans that do not discriminate in scope and terms of operation and determined that such plans do not present opportunities for employees to take excessive and unnecessary risks.

SEO Compensation Plans. The components of our executive compensation program are base salary, the NQDC Plan, and qualified benefit plans available to other employees of the Company. Based on the assessment of the compensation plans and the lack of any incentive compensation, the Compensation Committee determined that our executive compensation program does not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company.

Employee Compensation Plans. The Company maintains and administers multiple compensation and bonus plans for employees of the Company. The bonus plans reward employees other than the SEOs and the next ten (10) most highly compensated employees for measurable performance throughout the Company. These bonus plans are reviewed on a regular basis and have terms and conditions that enable us to adjust potential payments based on management’s discretion and consideration of certain factors, including, but not limited to, credit quality. We have also implemented revised policies, procedures and plan provisions to further address specific risks identified in the assessment. Although the “clawback” requirement under the CPP Rules, discussed above, affects only the SEOs and the twenty (20) next most highly compensated employees, we have ensured that all compensation plans provide the Company a clawback right in the event incentive compensation is paid based upon incorrect or fraudulent information. We also require that any new compensation plans are risk assessed and approved by our Risk Management Committee comprised of members of senior management. In addition, to address the risk of potentially encouraging employees to focus on short-term results rather than long-term value creation, we are continuing to evaluate, and where practical, implement an extended payment schedule for our compensation plans.

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

The following table sets forth, as of March 25, 2011, certain information with respect to the beneficial ownership of all classes of our capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

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
(6)
Shares were issued to the U.S. Treasury on December 31, 2008 pursuant to the CPP. The holders of the Class C Preferred Stock and the Class D Preferred Stock have no voting rights except in certain limited circumstances. Due to the fact that we have deferred dividends on the preferred stock issued to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury presently has the right to elect two directors to our Board but has not elected to do so as of March 25, 2011. The address of the U.S. Treasury is 1500 Pennsylvania Avenue, NW, Room 2312, Washington, D.C. 20220.

The following table sets forth, as of March 25, 2011, certain information with respect to the beneficial ownership of all classes of the capital securities of our subsidiary, FB Holdings, by each of our directors and named executive officers:

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

Transactions with related parties, including transactions with affiliated persons and entities, are described in Note 19 to our consolidated financial statements on pages 148 through 150 of this report, which descriptions are incorporated by reference herein, and in Note 11 and Note 25 to our consolidated financial statements.

Director Independence. Our Board of Directors has determined that Messrs. Allen H. Blake, James A. Cooper, David L. Steward and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee of the Board of Directors and our Compensation Committee are composed only of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors’ and officers’ questionnaire. The Board of Directors considered each of the related person transaction discussed above in making its independence determination.

The Company has preferred securities of only one of its capital trusts listed on the NYSE and, pursuant to the General Application section of NYSE Rule 303A, is not subject to NYSE Rule 303A.01 requiring a majority of independent directors. Messrs. Dierberg and McCarthy are not independent because they are each current or former executive officers of the Company.

Item 14. Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

During 2010 and 2009, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2010 and 2009:

	2010	2009

Audit fees (1)	$517,500	743,000
Audit related fees	—	—
Tax fees (2)	46,100	81,200
All other fees	—	—
Total	$563,600	824,200
  ________________________
(1)
For 2010 and 2009, audit fees include the audit of the consolidated financial statements of the Company, as well as services provided for reporting requirements under FDICIA and mortgage banking activities, which are included in the audit fees of the Company, as these services are closely related to the audit of the Company’s consolidated financial statements. Audit fees also include other accounting and reporting consultations. On an accrual basis, audit fees for 2010 and 2009 were $567,500 and $579,000, respectively.

(2)	For 2010 and 2009, tax fees consist of tax filing, compliance and other advisory services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Supplementary Data – The financial statements and supplementary data filed as part of this Report are included in Item 8.

2.	Financial Statement Schedules – These schedules are omitted for the reason they are not required or are not applicable.

3.	Exhibits – The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item (b) below and are incorporated herein by reference.

(b)	The index of required exhibits is included beginning on page 159 of this Report.

(c)	Not Applicable.

First Banks, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri
March 25, 2011

First Banks, Inc.

Consolidated Balance Sheets

(dollars expressed in thousands, except share and per share data)

	December 31,
	2010	2009

ASSETS
Cash and cash equivalents:
Cash and due from banks	$70,964	143,731
Short-term investments	924,794	2,372,520
Total cash and cash equivalents	995,758	2,516,251
Investment securities:
Available for sale	1,483,185	527,332
Held to maturity (fair value of $11,990 and $15,258, respectively)	11,152	14,225
Total investment securities	1,494,337	541,557
Loans:
Commercial, financial and agricultural	1,045,832	1,692,922
Real estate construction and development	490,766	1,052,922
Real estate mortgage	2,872,104	3,771,582
Consumer and installment	33,623	56,029
Loans held for sale	54,470	42,684
Total loans	4,496,795	6,616,139
Unearned discount	(4,511)	(7,846)
Allowance for loan losses	(201,033)	(266,448)
Net loans	4,291,251	6,341,845
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	30,121	65,076
Bank premises and equipment, net	161,414	178,302
Goodwill and other intangible assets	129,054	144,439
Bank-owned life insurance	—	26,372
Deferred income taxes	18,004	24,700
Other real estate	140,628	125,226
Other assets	71,763	83,197
Assets held for sale	2,266	16,975
Assets of discontinued operations	43,532	518,056
Total assets	$7,378,128	10,581,996

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,167,206	1,270,276
Interest-bearing demand	919,973	914,020
Savings and money market	2,206,763	2,260,869
Time deposits of $100 or more	828,651	931,151
Other time deposits	1,335,822	1,687,657
Total deposits	6,458,415	7,063,973
Other borrowings	31,761	767,494
Subordinated debentures	353,981	353,905
Deferred income taxes	25,186	32,572
Accrued expenses and other liabilities	83,900	87,027
Liabilities held for sale	23,406	24,381
Liabilities of discontinued operations	94,184	1,730,264
Total liabilities	7,070,833	10,059,616

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	284,737	281,356
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained (deficit) earnings	(120,827)	91,271
Accumulated other comprehensive loss	(2,318)	(2,464)
Total First Banks, Inc. stockholders’ equity	210,393	418,964
Noncontrolling interest in subsidiaries	96,902	103,416
Total stockholders’ equity	307,295	522,380
Total liabilities and stockholders’ equity	$7,378,128	10,581,996

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Operations

(dollars expressed in thousands, except share and per share data)

	Years Ended December 31,
	2010	2009	2008

Interest income:
Interest and fees on loans	$281,654	370,623	496,769
Investment securities:
Taxable	25,000	23,828	34,164
Nontaxable	595	919	1,314
Federal Reserve Bank and Federal Home Loan Bank stock	2,063	2,155	2,508
Short-term investments	3,544	2,825	1,842
Total interest income	312,856	400,350	536,597
Interest expense:
Deposits:
Interest-bearing demand	1,427	1,556	4,548
Savings and money market	14,998	23,365	45,309
Time deposits of $100 or more	16,165	24,593	36,809
Other time deposits	25,879	44,284	61,458
Other borrowings	7,844	10,024	13,925
Notes payable	—	37	1,328
Subordinated debentures	13,012	15,498	21,058
Total interest expense	79,325	119,357	184,435
Net interest income	233,531	280,993	352,162
Provision for loan losses	214,000	390,000	368,000
Net interest income (loss) after provision for loan losses	19,531	(109,007)	(15,838)
Noninterest income:
Service charges on deposit accounts and customer service fees	42,770	43,311	41,839
Gain on loans sold and held for sale	9,516	4,112	4,391
Net gain (loss) on investment securities	8,315	7,697	(8,760)
Bank-owned life insurance investment income	120	733	2,808
Net (loss) gain on derivative instruments	(2,925)	(4,874)	1,730
Decrease in fair value of servicing rights	(5,558)	(2,896)	(11,825)
Loan servicing fees	8,783	8,842	8,776
Gain on extinguishment of term repurchase agreement	—	—	5,000
Other	17,488	13,766	18,382
Total noninterest income	78,509	70,691	62,341
Noninterest expense:
Salaries and employee benefits	86,426	89,313	105,049
Occupancy, net of rental income	28,409	27,040	27,877
Furniture and equipment	14,454	15,739	17,446
Postage, printing and supplies	3,400	4,281	5,312
Information technology fees	27,745	30,915	35,447
Legal, examination and professional fees	13,818	11,888	11,193
Goodwill impairment	—	75,000	—
Amortization of intangible assets	3,325	4,391	5,746
Advertising and business development	1,483	1,827	4,655
FDIC insurance	22,300	20,114	5,500
Write-downs and expenses on other real estate	44,662	48,488	8,242
Other	58,342	27,240	31,872
Total noninterest expense	304,364	356,236	258,339
Loss from continuing operations, before provision for income taxes	(206,324)	(394,552)	(211,836)
Provision for income taxes	4,114	2,393	18,323
Net loss from continuing operations, net of tax	(210,438)	(396,945)	(230,159)
Income (loss) from discontinued operations, net of tax	12,187	(51,991)	(58,154)
Net loss	(198,251)	(448,936)	(288,313)
Less: net loss attributable to noncontrolling interest in subsidiaries	(6,514)	(21,315)	(1,158)
Net loss attributable to First Banks, Inc.	(191,737)	(427,621)	(287,155)
Preferred stock dividends declared and undeclared	16,980	16,536	786
Accretion of discount on preferred stock	3,381	3,299	—
Net loss available to common stockholders	$(212,098)	(447,456)	(287,941)

Basic and diluted loss per common share from continuing operations	$(9,479.14)	(16,713.78)	(9,711.66)
Basic and diluted earnings (loss) per common share from discontinued operations	515.07	(2,197.32)	(2,457.80)
Basic and diluted loss per common share	$(8,964.07)	(18,911.10)	(12,169.46)

Weighted average shares of common stock outstanding	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
Three Years Ended December 31, 2010

(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity

Balance, January 1, 2008	$13,063	5,915	9,685	818,343	(4,929)	5,544	847,621
Comprehensive loss:
Net loss	—	—	—	(287,155)	—	(1,158)	(288,313)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	6,043	—	6,043
Reclassification adjustment for investment securities losses included in net loss, net of tax	—	—	—	—	5,694	—	5,694
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	1,745	—	1,745
Reclassification adjustment for establishment of deferred tax asset valuation allowance on derivatives	—	—	—	—	(1,707)	—	(1,707)
Pension liability adjustment, net of tax	—	—	—	—	(651)	—	(651)
Total comprehensive loss							(277,189)
Change in noncontrolling interest ownership	—	—	—	—	—	124,997	124,997
Cumulative effect of change in accounting principle	—	—	—	6,312	—	—	6,312
Issuance of Class C Preferred Stock	278,057	—	—	—	—	—	278,057
Issuance of Class D Preferred Stock	17,343	—	—	—	—	—	17,343
Preferred stock dividends declared	—	—	—	(786)	—	—	(786)
Balance, December 31, 2008	308,463	5,915	9,685	536,714	6,195	129,383	996,355
Comprehensive loss:
Net loss	—	—	—	(427,621)	—	(21,315)	(448,936)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	5,874	—	5,874
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(5,004)	—	(5,004)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(5,755)	—	(5,755)
Pension liability adjustment, net of tax	—	—	—	—	(664)	—	(664)
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	(3,110)	—	(3,110)
Total comprehensive loss							(457,595)
Purchase of noncontrolling interest in SBLS LLC	—	—	2,795	—	—	(4,652)	(1,857)
Accretion of discount on preferred stock	3,299	—	—	(3,299)	—	—	—
Preferred stock dividends declared	—	—	—	(14,523)	—	—	(14,523)
Balance, December 31, 2009	311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Comprehensive loss:
Net loss	—	—	—	(191,737)	—	(6,514)	(198,251)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	4,764	—	4,764
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(5,378)	—	(5,378)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(3,734)	—	(3,734)
Pension liability adjustment, net of tax	—	—	—	—	(4)	—	(4)
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	4,498	—	4,498
Total comprehensive loss							(198,105)
Accretion of discount on preferred stock	3,381	—	—	(3,381)	—	—	—
Preferred stock dividends declared	—	—	—	(16,980)	—	—	(16,980)
Balance, December 31, 2010	$315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Cash Flows

(dollars expressed in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(191,737)	(427,621)	(287,155)
Net loss attributable to noncontrolling interest in subsidiaries	(6,514)	(21,315)	(1,158)
Less: net income (loss) from discontinued operations	12,187	(51,991)	(58,154)
Net loss from continuing operations	(210,438)	(396,945)	(230,159)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	17,318	18,330	20,193
Amortization of intangible assets	3,325	4,391	5,746
Goodwill impairment	—	75,000	—
Originations of loans held for sale	(396,855)	(568,966)	(220,890)
Proceeds from sales of loans held for sale	385,109	573,764	281,557
Payments received on loans held for sale	521	3,283	13,768
Provision for loan losses	214,000	390,000	368,000
(Benefit) provision for current income taxes	(437)	76	(47,523)
Benefit for deferred income taxes	(74,467)	(129,559)	(43,943)
Increase in deferred tax asset valuation allowance	79,018	131,876	109,789
Decrease in accrued interest receivable	5,732	5,173	11,608
Increase (decrease) in accrued interest payable	4,036	(112)	(1,933)
Decrease in current income taxes receivable	2,488	62,050	—
Gain on loans sold and held for sale	(9,516)	(4,112)	(4,391)
Net (gain) loss on investment securities	(8,315)	(7,697)	8,760
Net loss (gain) on derivative instruments	2,925	4,874	(1,730)
Decrease in fair value of servicing rights	5,558	2,896	11,825
Gain on extinguishment of term repurchase agreement	—	—	(5,000)
Write-downs on other real estate	34,680	37,400	2,813
Net cash (paid) received from termination of derivative instruments	(1,671)	—	27,278
Other operating activities, net	13,789	460	16,599
Net cash provided by operating activities – continuing operations	66,800	202,182	322,367
Net cash provided by (used in) operating activities – discontinued operations	2,771	(35,916)	(46,584)
Net cash provided by operating activities	69,571	166,266	275,783
Cash flows from investing activities:
Net cash (paid) received for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents (sold) paid	(1,400,472)	155,695	—
Cash paid for sale of branches, net of cash and cash equivalents sold	(8,408)	(17,786)	—
Cash paid for earn-out consideration to Adrian N. Baker & Company	—	(2,939)	(2,920)
Proceeds from sales of investment securities available for sale	249,209	521,795	417,403
Maturities of investment securities available for sale	189,887	667,797	356,908
Maturities of investment securities held to maturity	2,418	3,667	2,498
Purchases of investment securities available for sale	(1,419,739)	(1,126,519)	(396,678)
Purchases of investment securities held to maturity	—	—	(1,557)
Redemptions of Federal Home Loan Bank and Federal Reserve Bank stock	35,068	6,422	19,342
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(113)	(23,666)	(26,578)
Proceeds from sales of commercial loans	107,414	157,230	3,421
Net decrease (increase) in loans	1,309,598	759,470	(23,843)
Recoveries of loans previously charged-off	52,102	13,682	14,844
Purchases of bank premises and equipment	(4,054)	(22,742)	(24,560)
Net proceeds from sales of other real estate owned	108,321	66,710	22,063
Proceeds from termination of bank-owned life insurance policy	25,957	90,578	—
Cash paid attributable to noncontrolling interest in SBLS LLC	—	(1,857)	—
Cash received for noncontrolling interest in FB Holdings, LLC	—	—	125,000
Other investing activities, net	3,621	833	(2,009)
Net cash (used in) provided by investing activities – continuing operations	(749,191)	1,248,370	483,334
Net cash provided by (used in) investing activities – discontinued operations	50,082	(20,323)	(168,947)
Net cash (used in) provided by investing activities	(699,109)	1,228,047	314,387

First Banks, Inc.

Consolidated Statements of Cash Flows (Continued)

(dollars expressed in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from financing activities:
Increase in demand, savings and money market deposits	96,735	298,056	56,186
Decrease in time deposits	(192,981)	(143,261)	(352,572)
(Decrease) increase in Federal Reserve Bank advances	—	(100,000)	100,000
Advances drawn on Federal Home Loan Bank advances	—	600,000	890,000
Repayments of Federal Home Loan Bank advances	(600,000)	(200,710)	(690,147)
Decrease in federal funds purchased	—	—	(76,500)
Decrease in securities sold under agreements to repurchase	(134,976)	(91,689)	(44,420)
Advances drawn on notes payable	—	—	55,000
Repayments of notes payable	—	—	(94,000)
Proceeds from issuance of preferred stock	—	—	295,400
Payment of preferred stock dividends	—	(6,365)	(786)
Net cash (used in) provided by financing activities – continuing operations	(831,222)	356,031	138,161
Net cash used in financing activities – discontinued operations	(59,733)	(76,409)	(117,690)
Net cash (used in) provided by financing activities	(890,955)	279,622	20,471
Net (decrease) increase in cash and cash equivalents	(1,520,493)	1,673,935	610,641
Cash and cash equivalents, beginning of year	2,516,251	842,316	231,675
Cash and cash equivalents, end of year	$995,758	2,516,251	842,316

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$75,285	119,379	188,654
Income taxes	(1,873)	(62,317)	(15,846)
Noncash investing and financing activities:
Cumulative effect of change in accounting principle	$—	—	6,312
Loans transferred to other real estate	158,889	143,586	109,288
Business combinations:
Goodwill and other intangible assets recorded with net assets acquired	$—	2,939	2,920

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by First Banks, Inc. and subsidiaries (the Company):

Basis of Presentation. The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below and in Note 19 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2009 and 2008 amounts have been made to conform to the 2010 presentation.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities held for sale at December 31, 2010.

The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of December 31, 2010, except: (a) FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as further described in Note 19 to the consolidated financial statements. On April 30, 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank. As such, effective April 30, 2009, First Bank owned 100.0% of SBLS LLC, as further described in Note 19 to the consolidated financial statements. FB Holdings and SBLS LLC (prior to its acquisition by First Bank on April 30, 2009, as discussed above) are included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net loss attributable to noncontrolling interest in subsidiaries” in the consolidated statements of operations.

Regulatory Agreements. As further described under Item 1 —Supervision and Regulation – Regulatory Agreements,” on March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement (Agreement) with the Federal Reserve Bank of St. Louis (FRB) requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Pursuant to the Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.

The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the risk-based capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 21 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.68% at December 31, 2010.

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

Capital Plan. As further described in Note 2 to the consolidated financial statements and under Item 1 —Business – Recent Developments,” on August 10, 2009, the Company announced the adoption of a Capital Optimization Plan (Capital Plan) designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. The Capital Plan was adopted in order to, among other things, preserve and enhance the Company’s risk-based capital in the recent economic downturn.

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

Successful Completion of Consent Solicitation. The Company, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV (Trust), announced that it was soliciting consents from the holders of the 8.15% cumulative trust preferred securities of the Trust (Trust Preferred Securities). The Company solicited consents to amend: (a) the Indenture, dated April 1, 2003 (Indenture) relating to the 8.15% Subordinated Debentures due 2033 issued by the Company to the Trust (Debentures); (b) the Amended and Restated Trust Agreement, dated April 1, 2003, relating to the Trust (the Trust Agreement); and (c) the Preferred Securities Guarantee, dated April 1, 2003 (Guarantee Agreement) relating to the Trust Preferred Securities. The action was subject to approval of the holders of record (as of October 12, 2010) of a majority in aggregate liquidation amount of the outstanding Trust Preferred Securities.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company solicited the consents to the Indenture, Trust Agreement and Guarantee Agreement in order to increase capital planning flexibility under the terms of those documents and the provisions of the indentures, guarantee agreements and trust agreements relating to other tranches of trust preferred securities. The proposed amendments would provide an opportunity for the Company to improve its capital position and decrease its level of indebtedness during a period in which it is deferring interest payments in accordance with the terms of the Indenture.

On January 25, 2011, the Company obtained the requisite consents from the holders of the Trust Preferred Securities approving the proposed amendments. The consent solicitation terminated on January 26, 2011 after receipt by the Company and the Trustee of validly executed consents from the holders of a majority in aggregate liquidation amount of the outstanding Trust Preferred Securities.

On January 26, 2011, the Company entered into the amendments that were approved in the consent solicitation, which consist of: (i) the First Supplemental Indenture, dated as of January 26, 2011 (Supplemental Indenture) between the Company, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee; (ii) the First Amendment to the Trust Agreement, dated January 26, 2011 (Trust Amendment), among the Company, The Bank of New York Mellon Trust Company, N.A., as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein; and (iii) the First Amendment to Preferred Securities Guarantee Agreement, dated as of January 26, 2011 (Guarantee Amendment) between the Company, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Guarantee Trustee.

Significant Accounting Changes. On January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into Accounting Standards CodificationTM (ASC) Topic 810, “Consolidation.” ASC Topic 810 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify noncontrolling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The implementation of ASC Topic 810 on January 1, 2009 resulted in the noncontrolling interest in subsidiaries of $129.4 million being reclassified from a liability to a component of stockholders’ equity in the consolidated balance sheets.

Significant Accounting Policies

Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Interest-bearing deposits were $924.8 million and $2.37 billion at December 31, 2010 and 2009, respectively, and federal funds sold were zero and $120,000 at December 31, 2010 and 2009, respectively.

First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $14.4 million and $14.9 million at December 31, 2010 and 2009, respectively.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

First Bank also holds an investment in stock of the FHLB of San Francisco as a nonmember. Investments in FRB, FHLB of Des Moines and FHLB of San Francisco stock were $19.9 million, $10.0 million and $238,000, respectively, at December 31, 2010, and $27.6 million, $36.7 million and $791,000, respectively, at December 31, 2009.

Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. Investment securities designated as available for sale, which represent any security that the Company has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income, based on the amortized cost of the individual security sold. Unrealized gains and losses, net of related income tax effects, are recorded in accumulated other comprehensive income (loss). All previous fair value adjustments included in the separate component of accumulated other comprehensive income (loss) are reversed upon sale. Premiums and discounts incurred relative to the par value of securities purchased are amortized or accreted, respectively, on the level-yield method taking into consideration the level of current and anticipated prepayments. Investment securities designated as held to maturity, which represent any security that the Company has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments. A decline in the fair value of any available-for-sale or held-to-maturity investment security below its carrying value that is deemed to be other than temporary results in a reduction in the cost basis of the carrying value to fair value. The other-than-temporary impairment is charged to noninterest income and a new cost basis is established. When determining other-than-temporary impairment, consideration is given as to whether the Company has the ability and intent to hold the investment security until a market price recovery and whether evidence indicating the carrying value of the investment security is recoverable outweighs evidence to the contrary.

Loans Held for Portfolio. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loan origination fees and costs are deferred and accreted to interest income over the estimated life of the loans using the interest method. Loans held for portfolio are stated at cost as the Company has the ability and it is management’s intention to hold them to maturity.

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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans on nonaccrual status and restructured loans are considered to be impaired loans. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, the Company measures impairment based on the fair value of the collateral when foreclosure is probable.

A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. A loan that is modified at a market rate of interest may no longer be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms. Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period.

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

Allowance for Loan Losses. The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on quarterly evaluations of the collectability and historical loss experience of loans. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Company, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and circumstances related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

When an individual loan is determined to be impaired, the allowance for loan losses attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Company. The amount of impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are aggregated and collectively evaluated for impairment.

Management believes that the level of the allowance for loan losses is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

Derivative Instruments and Hedging Activities. The Company utilizes derivative instruments and hedging strategies to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. The Company uses such derivative instruments solely to reduce its interest rate risk exposure. First Bank also offers interest rate swap agreement contracts to certain customers who wish to modify their interest rate sensitivity positions. First Bank offsets the interest rate risk of these swap agreements by simultaneously purchasing matching interest rate swap agreement contracts with offsetting pay/receive rates from other financial institutions.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Derivative instruments are recorded in the consolidated balance sheets and measured at fair value. At inception of a non-customer derivative transaction, the Company designates the derivative instrument as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedges) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedges). For all hedging relationships, the Company documents the hedging relationship and its risk-management objectives and strategy for entering into the hedging relationship including the hedging instrument, the hedged item(s), the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and a description of the method the Company will utilize to measure hedge ineffectiveness. This process also includes linking all derivative instruments that are designated as fair value hedges or cash flow hedges to the underlying assets and liabilities or to specific firm commitments or forecasted transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged item(s). The Company discontinues hedge accounting prospectively when it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of the hedged item(s), the derivative instrument expires or is sold, terminated, or exercised, the derivative instrument is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative instrument as a hedging transaction is no longer appropriate.

A summary of the Company’s accounting policies for its derivative instruments and hedging activities is as follows:

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

➢
Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in noninterest income on each monthly measurement date.

➢
Interest Rate Lock Commitments. Commitments to originate loans for subsequent sale in the secondary market (interest rate lock commitments), which primarily consist of commitments to originate fixed rate residential mortgage loans, are recorded at fair value. Fair values are based upon quoted market prices. The value of loan servicing rights is also incorporated into fair value measurements for mortgage loan commitments. Changes in the fair value are recognized in noninterest income on a monthly basis.

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

Goodwill and Other Intangible Assets. Goodwill and other intangible assets primarily consist of goodwill, core deposit intangibles and customer list intangibles. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested at least annually for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company amortizes, on a straight-line basis, its core deposit intangibles, customer list intangibles and other intangibles. Core deposit intangibles and customer list intangibles are amortized over the estimated periods to be benefited, which have been estimated at five to seven years, and seven to 16 years, respectively.

The goodwill impairment test is a two-step process which requires the Company to make assumptions regarding fair value. The Company’s policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. The Company compares the estimated fair value of its reporting unit to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount, if any. First Bank did not record any goodwill impairment in 2010. Based on the results of the goodwill impairment analyses performed in 2009, First Bank recorded goodwill impairment of $75.0 million. Adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in the implied fair value of goodwill which could result in future goodwill impairment.

Servicing Rights. The Company has mortgage servicing rights and SBA servicing rights. Changes in the fair value of mortgage and SBA servicing rights are recognized in earnings in the period in which the change occurs and such changes are reflected in the change in fair value of servicing rights in other noninterest income in the consolidated statements of operations. Servicing rights are valued based on valuation models that utilize assumptions based on the predominant risk characteristics of the underlying loans, including size, interest rate, weighted average life, cost to service and estimated prepayment speeds. The valuation models estimate the present value of estimated future net servicing income.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized. The Company and its eligible subsidiaries file a consolidated federal income tax return and unitary or consolidated state income tax returns in all applicable states.

In accordance with ASC Topic 740, the Company’s policy is to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. The Company did not recognize any penalties during the years ended December 31, 2010, 2009 and 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Management of the Company believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions.

Noncontributory Defined Benefit Pension Plan. The Company has a noncontributory defined benefit pension plan covering certain former employees of a bank holding company acquired by the Company in 1994 (the Plan) and subsequently merged with and into the Company on December 31, 2002. The Company discontinued the accumulation of benefits under the Plan in 1994, and as such, there is no longer any service cost being accrued by Plan participants. The Company records annual amounts relating to the Plan based on calculations that incorporate various actuarial and other assumptions including discount rates, mortality rates, and assumed rates of return. The Company reviews these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when deemed appropriate. The funded status of the Plan is recognized as a net asset or liability and changes in the Plan’s funded status are recognized through other comprehensive income to the extent those changes are not included in the net periodic cost.

Financial Instruments With Off-Balance Sheet Risk. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The Company utilizes financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. “Interest rate risk” is defined as the possibility that interest rates may move unfavorably from the perspective of the Company due to maturity and/or interest rate adjustment timing differences between interest-earning assets and interest-bearing liabilities. The risk that a counterparty to an agreement entered into by the Company may default is defined as “credit risk.”

The Company is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount reflected in the consolidated balance sheets.

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share (EPS) are computed by dividing the income (loss) available to common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the year. The computation of dilutive EPS is similar except the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2 –	Discontinued Operations, Assets and Liabilities Held for Sale and Other Corporate Transactions

Discontinued Operations. Northern Illinois Region. During the year ended December 31, 2010, First Bank entered into three Branch Purchase and Assumption Agreements that provided for the sale of certain assets and the transfer of certain liabilities associated with 14 of First Bank’s branch banking offices in Northern Illinois, as further described below.

On December 21, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with United Community Bank (United Community) that provided for the sale of certain assets and the transfer of certain liabilities associated with First Bank’s three retail branches in Pittsfield, Roodhouse and Winchester, Illinois to United Community. Under the terms of the agreement, United Community is to assume approximately $94.1 million of deposits associated with these branches, including certain commercial deposit relationships, for a weighted average premium of approximately 2.4%. United Community is also expected to purchase approximately $40.3 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. The assets and liabilities being sold in this transaction are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2010. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2011.

On June 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Springfield that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s branch banking office located in Jacksonville, Illinois (Jacksonville Branch) to Bank of Springfield. The transaction was completed on September 24, 2010. Under the terms of the agreement, Bank of Springfield assumed $28.9 million of deposits associated with the Jacksonville Branch, including certain commercial deposit relationships, for a premium of approximately 4.00%, or $1.2 million. Bank of Springfield also purchased $2.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with the Jacksonville Branch.

On May 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with First Mid-Illinois Bank & Trust, N.A. (First Mid-Illinois) that provided for the sale of certain assets and the transfer of certain liabilities associated with 10 of First Bank’s retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois. The transaction was completed on September 10, 2010. Under the terms of the agreement, First Mid-Illinois assumed $336.0 million of deposits, including certain commercial deposit relationships, for a premium of 4.77%, or $15.6 million. First Mid-Illinois also purchased approximately $135.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches.

The 14 branches in the transactions with United Community, Bank of Springfield and First Mid-Illinois are collectively defined as the Northern Illinois Region (Northern Illinois Region). The Bank of Springfield and First Mid-Illinois transactions, in the aggregate, resulted in a gain of $6.4 million, net of a reduction in goodwill and intangible assets of $9.7 million allocated to the Northern Illinois Region, during the third quarter of 2010. The Company allocated goodwill and intangible assets of $1.6 million to the transaction with United Community, as further described in Note 8 to the consolidated financial statements.

The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold in the Northern Illinois Region as of December 31, 2010 and for the years ended December 31, 2010, 2009 and 2008. These assets and liabilities, which were previously reported in the First Bank segment, were sold or are being sold as part of the Company’s Capital Plan to preserve risk-based capital. See further discussion of the Company’s Capital Plan under “Item 1 —Business – Capital Plan.”

Missouri Valley Partners, Inc. On March 5, 2010, First Bank entered into a Stock Purchase Letter Agreement that provided for the sale of First Bank’s subsidiary, Missouri Valley Partners, Inc. (MVP) to Stifel Financial Corp. The transaction was completed on April 15, 2010. Under the terms of the agreement, First Bank sold all of the capital stock of MVP for a purchase price of $515,000. The transaction resulted in a loss of $156,000 during the second quarter of 2010. The Company applied discontinued operations accounting to MVP as of December 31, 2009 and for the years ended December 31, 2010, 2009 and 2008. MVP was previously reported in the First Bank segment and was sold as part of the Company’s Capital Plan.

Texas Region. On February 8, 2010, First Bank entered into a Purchase and Assumption Agreement with Prosperity Bank (Prosperity), headquartered in Houston, Texas, that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas franchise (Texas Region) to Prosperity. The transaction was completed on April 30, 2010. Under the terms of the agreement, Prosperity assumed substantially all of the deposits associated with First Bank’s 19 Texas retail branches, including certain commercial deposit relationships, which totaled $492.2 million, for a premium of 5.50%, or $26.9 million. Prosperity also purchased $96.7 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Texas Region. The transaction resulted in a gain of $5.0 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to the Texas Region, during the second quarter of 2010. The Company applied discontinued operations accounting to the assets and liabilities being sold in the Texas Region as of December 31, 2009 and for the years ended December 31, 2010, 2009 and 2008. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of the Company’s Capital Plan.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

WIUS, Inc. and WIUS of California, Inc. On December 3, 2009, First Bank and Universal Premium Acceptance Corporation, predecessor to WIUS, Inc. and its wholly owned subsidiary, WIUS of California, Inc. (collectively, WIUS), entered into a Purchase and Sale Agreement that provided for the sale of certain assets and the transfer of certain liabilities of WIUS to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc. (collectively, PFS). Under the terms of the agreement, PFS purchased $141.3 million of loans as well as certain other assets, including premises and equipment, associated with WIUS. PFS also assumed certain other liabilities associated with WIUS. With the exception of the subsequent sale of $1.5 million of additional loans to PFS on February 26, 2010, the transaction was completed on December 31, 2009, and resulted in a loss of $13.1 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to WIUS, during the fourth quarter of 2009. On August 31, 2010, First Bank sold all of the capital stock of WIUS to an unrelated third party for a purchase price of approximately $100,000, which resulted in a loss of approximately $29,000. The Company applied discontinued operations accounting to WIUS as of December 31, 2009 and for the years ended December 31, 2010, 2009 and 2008. WIUS, which was previously reported in the First Bank segment, was sold as part of the Company’s Capital Plan.

Chicago Region. On November 11, 2009, First Bank entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago franchise (Chicago Region) to FirstMerit Bank, N.A. (FirstMerit). The transaction was completed on February 19, 2010. Under the terms of the agreement, FirstMerit assumed substantially all of the deposits associated with First Bank’s 24 Chicago retail branches, including certain commercial deposit relationships, which totaled $1.20 billion, for a premium of 3.50%, or $42.1 million. FirstMerit also purchased $301.2 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago Region. The transaction resulted in a gain of $8.4 million, net of a reduction in goodwill and intangible assets of $26.3 million allocated to the Chicago Region, during the first quarter of 2010. The Company applied discontinued operations accounting to the assets and liabilities being sold in the Chicago Region as of December 31, 2009, and for the years ended December 31, 2010, 2009 and 2008. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of the Company’s Capital Plan.

Adrian N. Baker & Company. On September 18, 2009, First Bank and Adrian N. Baker & Company signed a Stock Purchase Agreement that provided for the sale of First Bank’s subsidiary, ANB, to AHM Corporation Holdings, Inc. (AHM). Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of $14.3 million. The sale of ANB was completed on September 30, 2009 and resulted in a gain of $120,000 during 2009, net of a reduction in goodwill and intangible assets of $13.0 million allocated to ANB. The Company applied discontinued operations accounting to ANB for the years ended December 31, 2009 and 2008. ANB, which was previously reported in the First Bank segment, was sold as part of the Company’s Capital Plan.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Assets and liabilities of discontinued operations at December 31, 2010 were as follows:

Northern
Illinois

(dollars expressed in thousands)

Cash and due from banks	$693
Loans:
Commercial, financial and agricultural	6,891
Real estate construction and development	50
Residential real estate	13,953
Multi-family residential	135
Commercial real estate	17,253
Consumer and installment, net of unearned discount	1,983
Total loans	40,265
Bank premises and equipment, net	850
Goodwill and other intangible assets	1,558
Other assets	166
Assets of discontinued operations	$43,532
Deposits:
Noninterest-bearing demand	$11,223
Interest-bearing demand	17,619
Savings and money market	23,832
Time deposits of $100 or more	5,789
Other time deposits	35,613
Total deposits	94,076
Accrued expenses and other liabilities	108
Liabilities of discontinued operations	$94,184

Assets and liabilities of discontinued operations at December 31, 2009 were as follows:

	Chicago	Texas	WIUS	Total
	(dollars expressed in thousands)

Cash and due from banks	$3,759	5,131	—	8,890
Loans:
Commercial, financial and agricultural	77,574	57,075	1,502	136,151
Real estate construction and development	—	4,352	—	4,352
Residential real estate	36,594	4,264	—	40,858
Multi-family residential	5,497	1,065	—	6,562
Commercial real estate	188,978	36,029	—	225,007
Consumer and installment, net of unearned discount	2,700	615	—	3,315
Total loans	311,343	103,400	1,502	416,245
Bank premises and equipment, net	26,497	18,534	—	45,031
Goodwill and other intangible assets	26,273	19,962	—	46,235
Other assets	947	708	—	1,655
Assets of discontinued operations	$368,819	147,735	1,502	518,056
Deposits:
Noninterest-bearing demand	$92,513	87,064	—	179,577
Interest-bearing demand	47,778	50,508	—	98,286
Savings and money market	387,941	167,783	—	555,724
Time deposits of $100 or more	225,635	91,779	—	317,414
Other time deposits	465,541	100,661	—	566,202
Total deposits	1,219,408	497,795	—	1,717,203
Other borrowings	2,605	6,942	—	9,547
Accrued expenses and other liabilities	2,589	925	—	3,514
Liabilities of discontinued operations	$1,224,602	505,662	—	1,730,264

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Income from discontinued operations, net of tax, for the year ended December 31, 2010 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)

Interest income:
Interest and fees on loans	$9,629	2,391	1,816	33	—	13,869
Interest expense:
Interest on deposits	4,232	2,550	1,796	—	—	8,578
Other borrowings	—	—	3	(2)	—	1
Total interest expense	4,232	2,550	1,799	(2)	—	8,579
Net interest income (loss)	5,397	(159)	17	35	—	5,290
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	5,397	(159)	17	35	—	5,290
Noninterest income:
Service charges and customer service fees	2,500	523	1,192	—	—	4,215
Investment management income	—	—	—	—	787	787
Loan servicing fees	—	—	101	—	—	101
Other	30	254	60	—	(1)	343
Total noninterest income	2,530	777	1,353	—	786	5,446
Noninterest expense:
Salaries and employee benefits	3,403	2,137	2,843	32	517	8,932
Occupancy, net of rental income	1,115	606	1,148	—	59	2,928
Furniture and equipment	365	178	345	—	17	905
Legal, examination and professional fees	62	123	111	153	115	564
Amortization of intangible assets	319	—	—	—	—	319
FDIC insurance	1,650	292	478	—	—	2,420
Other	709	424	860	184	29	2,206
Total noninterest expense	7,623	3,760	5,785	369	737	18,274
Income (loss) from operations of discontinued operations	304	(3,142)	(4,415)	(334)	49	(7,538)
Net gain (loss) on sale of discontinued operations	6,355	8,414	4,984	(29)	(156)	19,568
Benefit for income taxes	—	—	—	(157)	—	(157)
Net income (loss) from discontinued operations, net of tax	$6,659	5,272	569	(206)	(107)	12,187

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Loss from discontinued operations, net of tax, for the year ended December 31, 2009 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	ANB	Total
	(dollars expressed in thousands)

Interest income:
Interest and fees on loans	$13,925	17,191	5,483	20,224	—	—	56,823
Interest expense:
Interest on deposits	9,017	26,961	8,006	—	—	—	43,984
Other borrowings	8	6	10	16	—	—	40
Total interest expense	9,025	26,967	8,016	16	—	—	44,024
Net interest income (loss)	4,900	(9,776)	(2,533)	20,208	—	—	12,799
Provision for loan losses	—	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	4,900	(9,776)	(2,533)	20,208	—	—	12,799
Noninterest income:
Service charges and customer service fees	3,404	4,179	4,378	782	—	—	12,743
Gain on loans sold and held for sale	—	—	218	—	—	—	218
Investment management income	—	—	—	—	2,316	—	2,316
Insurance fee and commission income	—	—	—	—	—	5,828	5,828
Loan servicing fees	—	7	383	—	—	—	390
Other	68	273	112	14	1	5	473
Total noninterest income	3,472	4,459	5,091	796	2,317	5,833	21,968
Noninterest expense:
Salaries and employee benefits	4,518	10,200	8,050	5,785	2,712	3,191	34,456
Occupancy, net of rental income	1,509	4,144	4,002	314	199	330	10,498
Furniture and equipment	549	1,101	1,100	1,253	69	50	4,122
Legal, examination and professional fees	86	508	667	2,453	434	542	4,690
Amortization of intangible assets	600	1,037	1,619	1,207	—	216	4,679
FDIC insurance	2,132	3,108	1,488	—	—	—	6,728
Other	1,023	1,997	2,891	2,049	139	500	8,599
Total noninterest expense	10,417	22,095	19,817	13,061	3,553	4,829	73,772
(Loss) income from operations of discontinued operations	(2,045)	(27,412)	(17,259)	7,943	(1,236)	1,004	(39,005)
Net (loss) gain on sale of discontinued operations	—	—	—	(13,077)	—	120	(12,957)
Provision for income taxes	—	—	—	27	—	2	29
Net (loss) income from discontinued operations, net of tax	$(2,045)	(27,412)	(17,259)	(5,161)	(1,236)	1,122	(51,991)

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Loss from discontinued operations, net of tax, for the year ended December 31, 2008 was as follows:

	Northern Illinois	Chicago	Texas	WIUS	MVP	ANB	Total
	(dollars expressed in thousands)

Interest income:
Interest and fees on loans	$14,820	13,027	5,611	22,543	—	—	56,001
Other interest income	—	—	—	—	—	9	9
Total interest income	14,820	13,027	5,611	22,543	—	9	56,010
Interest expense:
Interest on deposits	11,646	39,082	14,074	—	—	—	64,802
Other borrowings	91	105	68	—	—	—	264
Total interest expense	11,737	39,187	14,142	—	—	—	65,066
Net interest income (loss)	3,083	(26,160)	(8,531)	22,543	—	9	(9,056)
Provision for loan losses	—	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	3,083	(26,160)	(8,531)	22,543	—	9	(9,056)
Noninterest income:
Service charges and customer service fees	3,389	4,236	4,226	585	—	—	12,436
Gain on loans sold and held for sale	—	—	357	—	—	—	357
Investment management income	—	—	—	—	3,440	—	3,440
Insurance fee and commission income	—	—	—	—	—	7,336	7,336
Loan servicing fees	—	22	253	—	—	—	275
Other	43	1,033	1,837	60	1	174	3,148
Total noninterest income	3,432	5,291	6,673	645	3,441	7,510	26,992
Noninterest expense:
Salaries and employee benefits	5,177	11,805	10,112	6,468	2,323	4,039	39,924
Occupancy, net of rental income	1,615	4,360	3,922	321	197	468	10,883
Furniture and equipment	606	1,361	1,231	443	101	57	3,799
Legal, examination and professional fees	81	390	412	2,443	572	670	4,568
Amortization of intangible assets	600	1,132	2,158	1,207	—	288	5,385
FDIC insurance	523	783	367	—	—	—	1,673
Other	1,193	2,840	2,963	2,135	264	578	9,973
Total noninterest expense	9,795	22,671	21,165	13,017	3,457	6,100	76,205
(Loss) income from operations of discontinued operations	(3,280)	(43,540)	(23,023)	10,171	(16)	1,419	(58,269)
Benefit for income taxes	—	—	—	(115)	—	—	(115)
Net (loss) income from discontinued operations, net of tax	$(3,280)	(43,540)	(23,023)	10,286	(16)	1,419	(58,154)

The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

Assets Held for Sale and Liabilities Held for Sale. On January 28, 2011, First bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of First Bank’s Edwardsville, Illinois branch office (Edwardsville Branch) to National Bank, as further described in Note 25 to the consolidated financial statements. Under the terms of the agreement, National Bank is to assume approximately $13.7 million of deposits associated with the Edwardsville Branch, including certain commercial deposit relationships, for a premium of $130,000. National Bank is also expected to purchase approximately $794,000 of loans associated with the Edwardsville Branch at a premium of 0.5%, or approximately $4,000, and premises and equipment associated with the Edwardsville Branch at a premium of approximately $600,000. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2011. The assets and liabilities associated with the Edwardsville Branch were reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2010.

On November 9, 2010, First bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of First Bank’s San Jose, California branch office (San Jose Branch) to City National Bank (City National). The transaction was completed on February 11, 2011, and resulted in a loss of $334,000 during the first quarter of 2011, as further described in Note 25 to the consolidated financial statements. Under the terms of the agreement, City National assumed $8.4 million of deposits for a premium of 5.85%, or $371,000. City National also purchased certain other assets at par value, including premises and equipment. The assets and liabilities associated with the San Jose Branch were reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2010.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

On January 22, 2010, First Bank completed the sale of its banking office located in Lawrenceville, Illinois (Lawrenceville Branch) to The Peoples State Bank of Newton (Peoples). The transaction resulted in a gain of $168,000, net of a reduction in goodwill of $1.0 million allocated to the Lawrenceville Branch, during the first quarter of 2010. In conjunction with the transaction, Peoples assumed $23.7 million of deposits for a premium of 5.0%, or approximately $1.2 million, as well as certain other liabilities, and purchased $13.5 million of loans at par value as well as certain other assets, including premises and equipment. The assets and liabilities associated with the Lawrenceville Branch were reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2009.

The Edwardsville, San Jose and Lawrenceville Branch sales were not included in discontinued operations as the Company will have continuing involvement in the respective regions.

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

Branch Sales. On November 23, 2009, First Bank completed the sale of its banking office located in Springfield, Illinois (Springfield Branch) to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc., resulting in a gain of $309,000, net of a reduction in goodwill of $1.0 million allocated to the Springfield Branch. At the time of the transaction, the Springfield Branch had loans, net of unearned discount, of $887,000 and deposits of $20.1 million.

De Novo Branch Offices. During the three years ended December 31, 2010, First Bank opened the following de novo branch offices:

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3 – Investments in Debt and Equity Securities

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2010 and 2009 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)

December 31, 2010:
Carrying value:
U.S. Treasury	$—	101,478	—	—	101,478	4	(280)	101,202	0.73%
U.S. Government sponsored agencies	—	20,220	—	—	20,220	199	(87)	20,332	1.70
Residential mortgage-backed	262	5,646	15,152	1,320,364	1,341,424	9,447	(9,293)	1,341,578	2.48
Commercial mortgage-backed	—	—	966	—	966	42	—	1,008	4.19
State and political subdivisions	2,507	4,031	1,540	—	8,078	309	—	8,387	3.96
Equity investments	—	—	—	10,678	10,678	—	—	10,678	3.41
Total	$2,769	131,375	17,658	1,331,042	1,482,844	10,001	(9,660)	1,483,185	2.37
Fair value:
Debt securities	$2,832	131,600	17,912	1,320,163
Equity securities	—	—	—	10,678
Total	$2,832	131,600	17,912	1,330,841

Weighted average yield	4.01%	1.12%	2.09%	2.49%

December 31, 2009:
Carrying value:
U.S. Government sponsored agencies	$500	1,000	—	—	1,500	47	—	1,547	3.53%
Residential mortgage-backed	353	10,449	5,782	480,875	497,459	2,788	(1,899)	498,348	3.27
Commercial mortgage-backed	—	—	998	—	998	—	(13)	985	3.90
State and political subdivisions	1,857	6,177	3,778	—	11,812	366	(4)	12,174	4.14
Equity investments	—	—	—	14,278	14,278	—	—	14,278	2.76
Total	$2,710	17,626	10,558	495,153	526,047	3,201	(1,916)	527,332	3.28
Fair value:
Debt securities	$2,770	18,139	10,866	481,279
Equity securities	—	—	—	14,278
Total	$2,770	18,139	10,866	495,557

Weighted average yield	4.31%	4.06%	4.37%	3.22%

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2010 and 2009 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)

December 31, 2010:
Carrying value:
Residential mortgage – backed	$—	—	962	912	1,874	132	—	2,006	5.15%
Commercial mortgage – backed	—	6,437	—	—	6,437	440	—	6,877	5.16
State and political subdivisions	—	733	574	1,534	2,841	266	—	3,107	5.66
Total	$—	7,170	1,536	2,446	11,152	838	—	11,990	5.29
Fair value:
Debt securities	$—	7,645	1,635	2,710

Weighted average yield	—	4.99%	4.71%	6.51%

December 31, 2009:
Carrying value:
Residential mortgage-backed	$—	—	1,695	2,170	3,865	210	—	4,075	5.60%
Commercial mortgage-backed	—	6,556	—	—	6,556	500	—	7,056	5.16
State and political subdivisions	891	736	644	1,533	3,804	323	—	4,127	5.26
Total	$891	7,292	2,339	3,703	14,225	1,033	—	15,258	5.31
Fair value:
Debt securities	$913	7,836	2,472	4,037

Weighted average yield	4.03%	5.00%	5.41%	6.17%

Proceeds from sales of available-for-sale investment securities were $249.2 million, $521.8 million and $417.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Proceeds from calls of investment securities were $2.4 million, $2.9 million and $24.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Gross realized gains and gross realized losses on investment securities for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(dollars expressed in thousands)

Gross realized gains on sales of available-for-sale securities	$8,350	9,541	2,396
Gross realized losses on sales of available-for-sale securities	(31)	(653)	(126)
Other-than-temporary impairment	(4)	(1,206)	(11,435)
Gross realized gains on calls	—	15	405
Net realized gains (losses)	$8,315	7,697	(8,760)

The Company recorded other-than-temporary impairment of $1.2 million and $10.4 million for the years ended December 31, 2009 and 2008, respectively, on equity investments in the common stock of two companies in the financial services industry, which management considers to have been primarily caused by economic events impacting the financial services industry as a whole. The Company sold these equity investments during the year ended December 31, 2010. The Company also recorded other-than-temporary impairment of $1.0 million for the year ended December 31, 2008 on a preferred stock investment necessitated by bankruptcy proceedings of the underlying financial services company. The impairment recorded in 2010, 2009 and 2008 represented the difference between the cost basis and fair value of the equity securities as of the respective impairment recognition dates.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Investment securities with a carrying value of approximately $234.9 million and $369.3 million at December 31, 2010 and 2009, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
December 31, 2010:
Available for sale:
U.S. Treasury	$91,193	(280)	—	—	91,193	(280)
U.S. Government sponsored agencies	8,731	(87)	—	—	8,731	(87)
Residential mortgage-backed	544,657	(9,218)	341	(75)	544,998	(9,293)
Total	$644,581	(9,585)	341	(75)	644,922	(9,660)

December 31, 2009:
Available for sale:
Residential mortgage-backed	$257,250	(1,731)	726	(168)	257,976	(1,899)
Commercial mortgage-backed	837	(12)	148	(1)	985	(13)
State and political subdivisions	20	—	261	(4)	281	(4)
Total	$258,107	(1,743)	1,135	(173)	259,242	(1,916)

U.S. Treasury and U.S. Government sponsored agency securities – The unrealized losses on investments in U.S. Treasury and U.S. Government sponsored agency securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired.

Mortgage-backed securities – The unrealized losses on investments in mortgage-backed securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2010 and 2009, the unrealized losses for residential mortgage-backed securities for 12 months or more included nine securities and 14 securities, respectively. At December 31, 2009, the unrealized losses for commercial mortgage-backed securities for 12 months or more included one security.

State and political subdivisions – The unrealized losses on investments in state and political subdivisions were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2009, the unrealized losses for state and political subdivisions for 12 months or more included one security.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of the loan portfolio at December 31, 2010 and 2009:

	2010	2009
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,045,832	1,692,922
Real estate construction and development	490,766	1,052,922
Real estate mortgage:
One-to-four family residential	1,050,895	1,279,166
Multi-family residential	178,289	223,044
Commercial real estate	1,642,920	2,269,372
Consumer and installment, net of unearned discount	29,112	48,183
Loans held for sale	54,470	42,684
Loans, net of unearned discount	$4,492,284	6,608,293

The Company’s primary market areas are the states of California, Florida, Illinois and Missouri. At December 31, 2010 and 2009, approximately 94% of the total loan portfolio, and 86% and 88% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

Real estate lending constitutes the only significant concentration of credit risk. Real estate loans comprised approximately 76% and 74% of the loan portfolio at December 31, 2010 and 2009, respectively, of which 32% and 27%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2010, the balance of such loans, all of which were held for portfolio, was approximately $59.1 million, of which approximately 24.2% were delinquent. At December 31, 2009, the balance of such loans, all of which were held for portfolio, was approximately $129.6 million, of which approximately 31.8% were delinquent.

In general, the Company is a secured lender. At December 31, 2010 and 2009, 99% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

First Bank originates certain one-to-four family residential mortgage loans for sale in the secondary market. First Bank has a repurchase obligation on these loans in the event of fraud or, on certain loans, early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market.

Loans to directors, their affiliates and executive officers of the Company were approximately $9.1 million and $37.2 million at December 31, 2010 and 2009, respectively, as further described in Note 19 to the consolidated financial statements.

Loans with a carrying value of approximately $2.06 billion and $3.00 billion at December 31, 2010 and 2009, respectively, were pledged as collateral under borrowing arrangements with the FRB and the FHLB. At December 31, 2010 and 2009, First Bank had aggregate outstanding advances of zero and $600.0 million, respectively, under these borrowing arrangements, as further described in Note 10 to the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents the aging of loans by loan classification at December 31, 2010:

	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing
	(dollars expressed in thousands)

Commercial, financial and agricultural	$5,574	7,286	68,274	81,134	964,698	1,045,832	909
Real estate construction and development	1,523	10,816	137,176	149,515	341,251	490,766	2,932
One-to-four-family residential:
Bank portfolio	5,157	2,296	14,845	22,298	217,065	239,363	366
Mortgage Division portfolio	9,998	4,968	33,386	48,352	363,601	411,953	—
Home equity	5,373	1,658	8,438	15,469	384,110	399,579	1,316
Multi-family residential	16,279	1,670	12,960	30,909	147,380	178,289	—
Commercial real estate	9,391	15,252	129,187	153,830	1,489,090	1,642,920	—
Consumer and installment	515	265	165	945	28,167	29,112	—
Total	$53,810	44,211	404,431	502,452	3,935,362	4,437,814	5,523

Under the Company’s loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in the Company’s credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. At December 31, 2010 and 2009, the Company had $5.5 million and $3.8 million, respectively, of loans past due 90 days or more and still accruing interest.

The Company’s credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal credit reviews, external audits and regulatory bank examinations. The system requires the rating of all loans at the time they are originated or acquired, except for homogeneous categories of loans, such as residential real estate mortgage loans and consumer loans. These homogeneous loans are assigned an initial rating based on the Company’s experience with each type of loan. The Company adjusts the ratings of the homogeneous loans based on payment experience subsequent to their origination.

The Company includes adversely rated credits, including loans requiring close monitoring that would not normally be considered classified credits by the Company’s regulators, on its monthly loan watch list. Loans may be added to the Company’s watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Loans may also be added to the Company’s watch list whenever any adverse circumstance is detected which might affect the borrower’s ability to comply with the contractual terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to the Company’s watch list. Loans on the Company’s watch list require periodic detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with credit review and credit administration staff members. Upgrades and downgrades of loan risk ratings may be initiated by the responsible loan officer. However, upgrades of risk ratings associated with significant credit relationships and/or problem credit relationships may only be made with the concurrence of appropriate regional or senior regional credit officers.

Under the Company’s risk rating system, special mention loans are those loans that do not currently expose the Company to sufficient risk to warrant classification as substandard, troubled debt restructuring (TDR) or nonaccrual, but possess weaknesses that deserve management’s close attention. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that leads to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as nonaccrual have all the weaknesses inherent in those loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents the credit exposure of the commercial loan portfolio by internally assigned credit grade as of December 31, 2010:

	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
	(dollars expressed in thousands)

Pass	$829,820	151,686	112,369	1,285,902	2,379,777
Special mention	48,264	73,464	47,376	113,469	282,573
Substandard	100,383	128,227	5,584	95,933	330,127
Troubled debt restructuring	—	3,145	—	18,429	21,574
Nonaccrual	67,365	134,244	12,960	129,187	343,756
	$1,045,832	490,766	178,289	1,642,920	3,357,807

The following table presents the credit exposure of the one-to-four family residential mortgage Bank portfolio and home equity portfolio by internally assigned credit grade as of December 31, 2010:

	Bank Portfolio	Home Equity	Total
	(dollars expressed in thousands)

Pass	$175,947	389,566	565,513
Special mention	17,358	1,316	18,674
Substandard	31,579	1,575	33,154
Nonaccrual	14,479	7,122	21,601
	$239,363	399,579	638,942

The following table presents the credit exposure of the one-to-four family residential Mortgage Division portfolio and consumer and installment portfolio by payment activity as of December 31, 2010:

	Mortgage Division Portfolio	Consumer and Installment	Total
	(dollars expressed in thousands)

Pass	$277,379	28,947	306,326
Substandard	9,859	—	9,859
Troubled debt restructuring	91,329	—	91,329
Nonaccrual	33,386	165	33,551
	$411,953	29,112	441,065

Loans deemed to be impaired include TDRs and nonaccrual loans. Impaired loans with outstanding balances equal to or greater than $500,000 are evaluated individually for impairment. For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows or the estimated value of the collateral. If the current valuation is lower than the current book balance of the loan, the negative difference is evaluated for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is included as a part of the overall allowance for loan losses.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
With No Related Allowance Recorded:
Commercial, financial and agricultural	$9,777	29,258	—	9,244	246
Real estate construction and development	40,527	40,997	—	79,408	38
Real estate mortgage:
Bank portfolio	4,141	4,324	—	4,088	—
Mortgage Division portfolio	15,469	34,113	—	15,536	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	5,555	5,702	—	4,833	—
Commercial real estate	54,317	56,983	—	47,881	1,249
Consumer and installment	—	—	—	—	—
	129,786	171,377	—	160,990	1,533
With A Related Allowance Recorded:
Commercial, financial and agricultural	57,588	70,668	6,617	54,448	21
Real estate construction and development	96,862	187,568	10,605	189,790	695
Real estate mortgage:
Bank portfolio	10,338	12,550	372	10,204	—
Mortgage Division portfolio	109,246	117,075	16,746	109,721	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	7,405	12,349	1,024	6,443	—
Commercial real estate	93,299	120,311	14,329	82,244	—
Consumer and installment	165	165	55	290	—
	382,025	528,287	50,903	458,442	4,413
Total:
Commercial, financial and agricultural	67,365	99,926	6,617	63,692	267
Real estate construction and development	137,389	228,565	10,605	269,198	733
Real estate mortgage:
Bank portfolio	14,479	16,874	372	14,292	—
Mortgage Division portfolio	124,715	151,188	16,746	125,257	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	12,960	18,051	1,024	11,276	—
Commercial real estate	147,616	177,294	14,329	130,125	1,249
Consumer and installment	165	165	55	290	—
	$511,811	699,664	50,903	619,432	5,946
Recorded investment represents the Company’s investment in its impaired loans reduced by any charge-offs recorded against the allowance for loan losses on these same loans. At December 31, 2010, the Company had recorded charge-offs of $187.9 million on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the table above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.

The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $50.9 million and $83.4 million at December 31, 2010 and 2009, respectively.

The Company had $511.8 million and $745.4 million of impaired loans, consisting of loans on nonaccrual status and restructured loans, at December 31, 2010 and 2009, respectively. Interest on impaired loans at December 31, 2010, 2009 and 2008, respectively, that would have been recorded under the original terms of the loans was $46.3 million, $64.1 million and $38.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts, $14.2 million, $23.0 million and $19.0 million was recorded as interest income on such loans in 2010, 2009 and 2008, respectively. The average recorded investment in impaired loans was $619.4 million, $565.9 million and $351.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $5.9 million, $4.7 million and $987,000 in 2010, 2009 and 2008, respectively.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $1.4 million and $314,000, respectively, at December 31, 2010, and $5.9 million and $1.9 million, respectively, at December 31, 2009. Changes in the carrying amount of impaired loans acquired in acquisitions for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(dollars expressed in thousands)

Balance, beginning of year	$1,945	9,997
Transfers to other real estate	(721)	(3,779)
Loans charged-off	(872)	(3,607)
Payments and settlements	(38)	(666)
Balance, end of year	$314	1,945

As these loans were classified as nonaccrual loans, there was no accretable yield related to these loans at December 31, 2010 and 2009. There were no impaired loans acquired during the years ended December 31, 2010 and 2009.

Changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(dollars expressed in thousands)

Balance, beginning of year	$266,448	220,214	168,391
Allowance for loan losses allocated to loans sold	(321)	(4,725)	—
	266,127	215,489	168,391
Loans charged-off	(331,196)	(352,723)	(331,021)
Recoveries of loans previously charged-off	52,102	13,682	14,844
Net loans charged-off	(279,094)	(339,041)	(316,177)
Provision for loan losses	214,000	390,000	368,000
Balance, end of year	$201,033	266,448	220,214

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 in addition to the impairment method used by loan category at December 31, 2010:

	Commercial and Industrial	Real Estate Construction and Development	One-to-Four Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Allowance for Loan Losses:
Beginning balance	$42,533	90,006	78,593	5,108	49,189	1,019	266,448
Charge-offs	(52,072)	(143,394)	(62,208)	(9,266)	(63,259)	(997)	(331,196)
Recoveries	37,776	5,256	5,229	14	3,370	457	52,102
Provision for loan losses	84	106,571	39,148	9,302	58,580	315	214,000
Allowance for loan losses allocated to loans sold	(321)	—	—	—	—	—	(321)
Ending balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
Ending balance: individually evaluated for impairment	$4,690	6,572	4,975	644	9,997	—	26,878
Ending balance: collectively evaluated for impairment	$23,310	51,867	55,787	4,514	37,883	794	174,155
Financing receivables:
Ending balance	$1,045,832	490,766	1,050,895	178,289	1,642,920	29,112	4,437,814
Ending balance: individually evaluated for impairment	44,585	128,797	30,388	14,051	135,163	—	352,984
Ending balance: collectively evaluated for impairment	$1,001,247	361,969	1,020,507	164,238	1,507,757	29,112	4,084,830
Ending balance: loans acquired with deteriorated credit quality	$—	—	314	—	—	—	314

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 – Derivative Instruments

The Company utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by the Company at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010		2009
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)(2)	$75,000	—	125,000	—
Customer interest rate swap agreements	53,696	869	80,194	683
Interest rate lock commitments	41,857	276	36,000	369
Forward commitments to sell mortgage-backed securities	84,100	1,538	61,000	647
_________________
(1)
In August 2009, the Company discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its junior subordinated debentures.

(2)	In December 2010, the Company terminated its $50.0 million notional amount interest rate swap agreement, scheduled to mature on December 15, 2011.

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. The Company’s credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At December 31, 2010 and 2009, the Company had pledged cash of $1.1 million and $3.9 million, respectively, as collateral in connection with its interest rate swap agreements on junior subordinated debentures. Collateral requirements are monitored on a daily basis and adjusted as necessary.

For the years ended December 31, 2010, 2009 and 2008, the Company realized net interest income of $5.7 million, $12.5 million and $11.5 million, respectively, on its derivative financial instruments. The Company also recorded net losses on derivative financial instruments, which are included in noninterest income in the statements of operations, of $2.9 million and $4.9 million for the years ended December 31, 2010 and 2009, respectively, in comparison to net gains on derivative financial instruments of $1.7 million for the year ended December 31, 2008.

Cash Flow Hedges – Subordinated Debentures. The Company entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow, and accordingly, net interest expense on junior subordinated debentures to the respective call dates of certain junior subordinated debentures. These swap agreements provided for the Company to receive an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate (LIBOR) plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis. In December 2010, the Company terminated its $50.0 million notional interest rate swap agreement that provided for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus 1.85%, and pay a fixed rate of interest.

The amount receivable by the Company under these swap agreements was $149,000 and $197,000 at December 31, 2010 and 2009, respectively, and the amount payable by the Company under these swap agreements was $335,000 and $451,000 at December 31, 2010 and 2009, respectively.

In August 2009, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its junior subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements designated as cash flow hedges on certain junior subordinated debentures as of December 31, 2010 and 2009 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
	(dollars expressed in thousands)

December 31, 2010:
July 7, 2011	$25,000	4.40%	1.94%	$(313)
March 30, 2012	25,000	4.71	1.91	(822)
December 15, 2012	25,000	5.57	2.55	(1,267)
	$75,000	4.89	2.13	$(2,402)

December 31, 2009:
July 7, 2011	$25,000	4.40%	1.93%	$(644)
December 15, 2011	50,000	4.91	2.10	(1,668)
March 30, 2012	25,000	4.71	1.86	(884)
December 15, 2012	25,000	5.57	2.50	(975)
	$125,000	4.90	2.10	$(4,171)

Cash Flow Hedges - Loans. The Company entered into the following interest rate swap agreements, which were designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

➢
In September 2006, the Company entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets were certain variable rate loans within the Company’s commercial loan portfolio. The swap agreements provided for the Company to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provided for the Company to pay and receive interest on a quarterly basis. In December 2008, the Company terminated these swap agreements. The pre-tax gain of $20.8 million, in aggregate, was amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010.

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. The Company did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges on junior subordinated debentures in the consolidated statements of operations from January 1, 2009 through the discontinuation of hedge accounting in August 2009. The net cash flows on the interest rate swap agreements on junior subordinated debentures were recorded as an adjustment to interest expense on junior subordinated debentures until the discontinuation of hedge accounting in August 2009. The Company also did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges on loans in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008. The net cash flows on the interest rate swap agreements on loans were recorded as an adjustment to interest income on loans.

Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at December 31, 2010 and 2009 was $53.7 million and $80.2 million, respectively.

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

Interest Rate Floor Agreements Embedded in Term Repurchase Agreements. Prior to December 2010, First Bank had a term repurchase agreement under a master repurchase agreement with an unaffiliated third party, as further described in Note 10 to the consolidated financial statements. The underlying securities associated with the term repurchase agreement were agency collateralized mortgage obligation securities and were held by other financial institutions under safekeeping agreements. The term repurchase agreement was entered into with the objective of stabilizing net interest income over time, further protecting the net interest margin against changes in interest rates and providing funding for security purchases. The original term repurchase agreement had a borrowing amount of $100.0 million, a maturity date of October 12, 2010, and contained an embedded interest rate floor agreement which was terminated in 2008. The interest rate floor agreement included within the original term repurchase agreement represented an embedded derivative instrument which, in accordance with existing accounting literature governing derivative instruments, was not required to be separated from the term repurchase agreement and accounted for separately as a derivative financial instrument. In March 2008, First Bank restructured its original $100.0 million term repurchase agreement. The primary modifications were to: (a) increase the borrowing amount from $100.0 million to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate tied to LIBOR to a fixed rate of 3.36%; and (d) terminate the embedded interest rate floor agreement contained within the original term repurchase agreement. These modifications resulted in a gain of $5.0 million, which is reflected in noninterest income in the consolidated statements of operations. In November 2010, First Bank terminated its modified repurchase agreement due to mature on April 12, 2012, resulting in an early termination fee of $5.5 million, which is reflected in noninterest expense in the consolidated statements of operations.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in March 2011. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $276,000 and $369,000 at December 31, 2010 and 2009, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $1.5 million and $647,000 at December 31, 2010 and 2009, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes derivative financial instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value Gain (Loss)	Balance Sheet Location	Fair Value Gain (Loss)
	(dollars expressed in thousands)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$792	Other assets	$589
Interest rate lock commitments	Other assets	276	Other assets	369
Forward commitments to sell mortgage-backed securities	Other assets	1,538	Other assets	647
Total derivatives in other assets		$2,606		$1,605

Interest rate swap agreements – subordinated debentures	Other liabilities	$(2,402)	Other liabilities	$(4,171)
Customer interest rate swap agreements	Other liabilities	(636)	Other liabilities	(345)
Total derivatives in other liabilities		$(3,038)		$(4,516)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the years ended December 31, 2010, 2009 and 2008 related to interest rate swap agreements designated as cash flow hedges:

	2010	2009	2008
	(dollars expressed in thousands)

Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$5,745	13,730	11,664
Amount of loss recognized in other comprehensive income (loss)	—	—	(252)

Cash flow hedges – subordinated debentures (1):
Amount reclassified from accumulated other comprehensive loss to interest expense on junior subordinated debentures	—	1,279	124
Amount reclassified from accumulated other comprehensive loss to net loss on derivative instruments	—	(4,587)	—
Amount of unrealized loss recognized in other comprehensive loss	—	(990)	(5,000)
_________________
(1)
In August 2009, the Company discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its junior subordinated debentures.

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 in accumulated other comprehensive loss was $5.7 million, on a gross basis, and $3.7 million, net of tax, at December 31, 2009, and was fully amortized in September 2010, as previously discussed.

In August 2009, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its junior subordinated debentures from accumulated other comprehensive loss to net loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 12 to the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes amounts included in the consolidated statements of operations for the years December 31, 2010, 2009 and 2008 related to non-hedging derivative instruments:

	2010	2009	2008
	(dollars expressed in thousands)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net loss on derivative instruments	$(2,929)	(5,585)	—

Customer interest rate swap agreements:
Net gain on derivative instruments	4	711	—

Interest rate floor agreements:
Net gain on derivative instruments	—	—	1,730

Interest rate floor agreements embedded in term repurchase agreements:
Gain on extinguishment of term repurchase agreement	—	—	5,000

Interest rate lock commitments:
(Loss) gain on loans sold and held for sale	(93)	(462)	808

Forward commitments to sell mortgage-backed securities:
Gain (loss) on loans sold and held for sale	891	972	(365)

Note 6 – Servicing Rights

Mortgage Banking Activities. At December 31, 2010 and 2009, the Company serviced mortgage loans for others totaling $1.27 billion and $1.26 billion, respectively. Borrowers’ escrow balances held by the Company on such loans were $7.5 million and $7.7 million at December 31, 2010 and 2009, respectively. Changes in mortgage servicing rights for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(dollars expressed in thousands)

Balance, beginning of year	$12,130	7,418
Originated mortgage servicing rights	4,469	6,342
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(1,167)	1,342
Other changes in fair value (2)	(3,282)	(2,972)
Balance, end of year	$12,150	12,130
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At December 31, 2010 and 2009, the Company serviced SBA loans for others totaling $200.4 million and $231.3 million, respectively. Changes in SBA servicing rights for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(dollars expressed in thousands)

Balance, beginning of year	$8,478	8,963
Originated SBA servicing rights	63	781
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	683	282
Other changes in fair value (2)	(1,792)	(1,548)
Balance, end of year	$7,432	8,478
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 – Bank Premises and Equipment, Net

Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2010 and 2009:

	2010	2009
	(dollars expressed in thousands)

Land	$43,471	42,142
Buildings and improvements	142,451	151,046
Furniture, fixtures and equipment	110,832	118,231
Leasehold improvements	14,262	31,258
Construction in progress	1,691	3,205
Total	312,707	345,882
Accumulated depreciation and amortization	(151,293)	(167,580)
Bank premises and equipment, net	$161,414	178,302

The Company capitalized interest cost of $42,000, $282,000 and $400,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $17.3 million, $18.3 million and $20.2 million, respectively.

The Company leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $15.6 million, $15.9 million and $16.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under non-cancellable operating leases extend through 2084 as follows:

(dollars expressed in thousands)

Year ending December 31 (1):
2011	$12,920
2012	11,403
2013	8,588
2014	7,136
2015	5,353
Thereafter	34,043
Total future minimum lease payments	$79,443
_________________
(1)
Amounts exclude future minimum lease payments under non-cancellable operating leases associated with assets and liabilities held for sale of $129,000, $141,000, $141,000, $141,000 and $141,000 for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively, and $129,000 thereafter, or a total of $822,000.

The Company also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $5.3 million, $5.9 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at December 31, 2010 and 2009:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars expressed in thousands)

Amortized intangible assets:
Core deposit intangibles (1)	$20,594	(17,507)	23,622	(16,150)

Unamortized intangible assets:
Goodwill (2)	$125,967		136,967
_________________
(1)
The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2010 have been reduced by $617,000 and $559,000, respectively, or a net of $58,000, related to discontinued operations, as further described in Note 2 to the consolidated financial statements. The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2009 have been reduced by $17.8 million and $11.6 million, respectively, or a net of $6.2 million, related to discontinued operations.

(2)
Goodwill at December 31, 2010 and 2009 has been reduced by $2.0 million and $41.0 million, respectively, related to discontinued operations and assets held for sale, as further described below and in Note 2 to the consolidated financial statements.

The Company allocated goodwill related to the sales of the Chicago Region, the Texas Region, the branches sold in the Northern Illinois Region, and the Lawrenceville Branch of $24.0 million, $16.0 million, $9.0 million and $1.0 million, respectively, based on the relative fair values of the businesses and operations disposed of during 2010 and the portion of the First Bank segment that will be retained. The allocation of goodwill to the Chicago Region, the Texas Region and the branches sold in the Northern Illinois Region reduced the gain on sale of discontinued operations during the year ended December 31, 2010. The allocation of goodwill to the Lawrenceville Branch reduced other income during the year ended December 31, 2010. The Company did not allocate any goodwill to MVP.

The Company allocated goodwill related to the remaining branches to be sold in the Northern Illinois Region of $1.5 million, which is included in assets of discontinued operations at December 31, 2010. The Company allocated goodwill related to the sale of the Edwardsville Branch of $500,000, which is included in assets held for sale at December 31, 2010. The Company did not allocate any goodwill to the sale of the San Jose Branch. The goodwill allocated to the sales of the Chicago Region and the Texas Region of $24.0 million and $16.0 million, respectively, or $40.0 million in aggregate, is included in assets of discontinued operations at December 31, 2009. The goodwill allocated to the sale of the Lawrenceville Branch of $1.0 million is included in assets held for sale at December 31, 2009.

The Company allocated goodwill related to the sales of ANB, certain assets and liabilities of WIUS and the Springfield Branch of $10.0 million, $5.0 million and $1.0 million, respectively, based on the relative fair values of the businesses and operations disposed of during 2009 and the portion of the First Bank segment that will be retained. The allocation of goodwill to the sales of ANB and certain assets and liabilities of WIUS reduced the gain on sale of discontinued operations during the year ended December 31, 2009. The allocation of goodwill to the Springfield Branch reduced other income during the year ended December 31, 2009.

Core deposit intangibles of $683,000 related to the branches sold in the Northern Illinois region reduced the gain on sale of discontinued operations during the year ended December 31, 2010. Core deposit intangibles of $58,000 related to the remaining branches to be sold in the Northern Illinois Region were included in assets of discontinued operations at December 31, 2010. Core deposit intangibles of $2.3 million and $4.0 million related to the Chicago Region and the Texas Region, respectively, were included in assets of discontinued operations at December 31, 2009, and reduced the gain on sale of discontinued operations during the year ended December 31, 2010. A customer list intangible of $3.0 million related to ANB was recorded as a reduction of gain on sale of discontinued operations upon the sale of ANB in September 2009. A customer list intangible of $15.0 million related to WIUS was recorded as an increase in the loss on sale of discontinued operations upon the sale of certain assets and liabilities of WIUS in December 2009.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

First Bank did not record goodwill impairment for the year ended December 31, 2010. First Bank recorded goodwill impairment of $75.0 million for the year ended December 31, 2009, as further discussed below.

Amortization of intangible assets was $3.3 million, $4.4 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the remaining estimated life of the amortization periods for core deposit intangibles was two years. Amortization of core deposit intangibles has been estimated in the following table.

(dollars expressed in thousands)
Year ending December 31:
2011	$2,623
2012	464
Total	$3,087

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(dollars expressed in thousands)

Balance, beginning of year	$136,967	266,028
Goodwill acquired during the year (1)	—	2,939
Goodwill impairment	—	(75,000)
Goodwill allocated to sale transactions (2)	(9,000)	(16,000)
Goodwill allocated to discontinued operations (3)	(1,500)	(40,000)
Goodwill allocated to assets held for sale (3)	(500)	(1,000)
Balance, end of year	$125,967	136,967
_________________
(1)	Goodwill acquired during 2009 pertains to additional earn-out consideration associated with the acquisition of ANB in March 2006.
(2)
Goodwill allocated to sale transactions during 2010 pertains to the sale of a portion of the Northern Illinois Region in September 2010, as previously described above. Goodwill allocated to sale transactions during 2009 pertains to the sale of ANB in September 2009, the sale of certain assets and liabilities of WIUS in December 2009 and the sale of the Springfield Branch in November 2009, as further described above and in Note 2 to the consolidated financial statements.

(3)
Goodwill allocated to discontinued operations and assets held for sale during 2010 pertain to the Northern Illinois Region and the Edwardsville Branch. Goodwill allocated to discontinued operations and assets held for sale during 2009 pertains to the Chicago Region, the Texas Region and the Lawrenceville Branch, as further described above and in Note 2 to the consolidated financial statements.

The Company’s annual measurement date for its goodwill impairment test is December 31. The Company engaged an independent valuation firm to assist in computing the fair value estimate for the impairment assessment by utilizing two separate valuation methodologies and applying a weighted average to each methodology in order to determine fair value for its single reporting unit, First Bank. The valuation methodologies utilized a comparison of the average price to book value of comparable businesses and a discounted cash flow valuation technique. Taking into account this independent third party valuation, the Company concluded that the carrying value of its single reporting unit exceeded its estimated fair value at December 31, 2010 and 2009.

Because the carrying value of the Company’s reporting unit exceeded the estimated fair value at December 31, 2010 and 2009, the Company engaged the same independent valuation firm to assist in computing the fair value of First Bank’s assets and liabilities in order to determine the implied fair value of First Bank’s goodwill at December 31, 2010 and 2009. Management compared the implied fair value of First Bank’s goodwill, as determined by the independent valuation firm, with its carrying value. Taking into account the results of the goodwill impairment analysis performed for the year ended December 31, 2010, First Bank did not record goodwill impairment. Taking into account the goodwill impairment analysis performed for the year ended December 31, 2009, First Bank recorded goodwill impairment of $75.0 million, which is reflected in the consolidated statements of operations. The goodwill impairment charge for the year ended December 31, 2009 was a direct result of continued deterioration in the real estate markets and economic conditions which decreased the fair value of First Bank. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of First Bank, as evidenced by the increase in the provision for loan losses, net charge-offs and nonperforming loans and the decline in the net interest margin and net interest income during 2009.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at December 31, 2010 and 2009. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at December 31, 2010 and 2009. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible change in the future, the implied fair value of the reporting unit’s goodwill could change materially.

Due to the recent economic environment and the uncertainties regarding the impact on First Bank, there can be no assurance that the Company’s estimates and assumptions made for the purposes of the goodwill impairment testing will prove to be accurate predictions in the future. Adverse changes in the economic environment, First Bank’s operations, or other factors could result in a decline in the implied fair value of First Bank, which could result in the recognition of future goodwill impairment that may materially affect the carrying value of First Bank’s assets and its related operating results.

Note 9 – Maturities of Time Deposits

A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2010 is as follows:

	Time Deposits of $100,000 or More	Other Time Deposits	Total
	(dollars expressed in thousands)
Year ending December 31:
2011	$695,492	1,070,569	1,766,061
2012	109,381	211,452	320,833
2013	18,936	42,113	61,049
2014	1,850	5,095	6,945
2015	2,992	6,492	9,484
Thereafter	—	101	101
Total	$828,651	1,335,822	2,164,473

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10 – Other Borrowings

Other borrowings were comprised of the following at December 31, 2010 and 2009:

	2010	2009
	(dollars expressed in thousands)

Securities sold under agreements to repurchase:
Daily	$31,761	47,494
Term (1)	—	120,000
FHLB advances (2)	—	600,000
Total	$31,761	767,494
________________________
(1)	In the fourth quarter of 2010, First Bank prepaid its $120.0 million term repurchase agreement and incurred an early termination fee of $5.5 million.
(2)
In the first quarter of 2010, First Bank prepaid two $100.0 million FHLB advances and incurred prepayment penalties of $281,000, in aggregate. In the third quarter of 2010, First Bank prepaid an additional two $100.0 million FHLB advances and incurred prepayment penalties of $1.9 million, in aggregate. In the fourth quarter of 2010, First Bank prepaid its remaining two $100.0 FHLB advances and incurred prepayment penalties of $3.2 million, in aggregate.

First Bank had no outstanding term repurchase agreements at December 31, 2010. The maturity date, par amount, and interest rate on First Bank’s term repurchase agreement as of December 31, 2009 was as follows:

Maturity Date	Par Amount	Interest Rate
	(dollars expressed in thousands)

April 12, 2012 (1)(2)	$120,000	3.36%
________________________
(1)
First Bank prepaid this term repurchase agreement on November 8, 2010 and incurred an early termination fee of $5.5 million, which was recorded as noninterest expense in the consolidated statements of operations.

(2)
On March 31, 2008, First Bank restructured its previous $100.0 million term repurchase agreement. The primary modifications were to: (a) increase the borrowing amount to $120.0 million; (b) extend the maturity date from October 12, 2010 to April 12, 2012; (c) convert the interest rate from a variable rate to a fixed rate of 3.36%, with interest to be paid quarterly beginning on April 12, 2008; and (d) terminate the embedded interest rate floor agreements contained within the term repurchase agreement. These modifications resulted in a gain of $5.0 million, which was recorded as noninterest income in the consolidated statements of operations.

First Bank had no outstanding FHLB advances at December 31, 2010. The maturity date, par amount and interest rate on First Bank’s FHLB advances as of December 31, 2009 were as follows:

Maturity Date	Par Amount	Interest Rate
	(dollars expressed in thousands)

December 31, 2009:
Fixed Rate:
April 23, 2010 (1)	$100,000	1.69%
July 9, 2010 (2)	100,000	0.85%
April 27, 2011 (3)	100,000	1.77%
July 11, 2011 (4)	100,000	1.49%
August 8, 2012 (5)	100,000	2.20%
	$500,000	1.60%

Variable Rate:
September 23, 2016 (6)	$100,000	0.20%
________________________
(1)	On March 29, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $104,000.
(2)	On March 29, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $177,000.
(3)	On August 24, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $941,000.
(4)	On September 27, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $966,000.
(5)	On November 5, 2010, First Bank prepaid this FHLB advance and incurred a prepayment penalty of $3.2 million.
(6)	On December 23, 2010, First Bank prepaid this FHLB advance and did not incur a prepayment penalty.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The average balance of other borrowings was $514.7 million and $561.3 million, and the maximum month-end balance of other borrowings was $778.5 million and $824.2 million for the years ended December 31, 2010 and 2009, respectively. The average rates paid on other borrowings during the years ended December 31, 2010, 2009 and 2008 were 1.52%, 1.79% and 2.45%, respectively. Interest expense on securities sold under agreements to repurchase was $3.6 million, $4.3 million and $6.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense on FHLB advances was $5.4 million, $5.8 million and $7.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense on federal funds purchased was zero for the years ended December 31, 2010 and 2009, and $417,000 for the year ended December 31, 2008. Interest expense on FRB borrowings was zero, $64,000 and $88,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 11 – Notes Payable

In May 2008, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership (Investors of America, LP), a Nevada limited partnership created by and for the benefit of the Company’s Chairman and members of his immediate family, (the Original Credit Agreement), and on August 11, 2008, the Company entered into a First Amended Revolving Credit Note (the Amended Credit Agreement) with Investors of America, LP (collectively, the Credit Agreement), which modified the Original Credit Agreement to provide that the Company receive the prior written consent of Investors of America, LP for any advance that would cause the aggregate outstanding principal amount to exceed $10.0 million. The Credit Agreement provided for a $30.0 million secured revolving line of credit to be utilized for general working capital needs and capital investments in subsidiaries. Advances outstanding under the Credit Agreement bore interest at the three-month LIBOR plus 300 basis points. Interest was payable on outstanding advances on the first day of each month (in arrears) and the aggregate principal balance of all outstanding advances and any accrued interest thereon was due and payable in full on June 30, 2009, the maturity date of the Credit Agreement. The Credit Agreement was secured by the Company’s ownership interest in all of the capital stock of both SFC and CFHI (which was subsequently merged with and into SFC on December 31, 2009).

The Company received an advance of the entire $30.0 million under the Credit Agreement in May 2008 and utilized the proceeds of the advance to terminate and repay in full all of the obligations under its then existing secured credit agreement with a group of unaffiliated financial institutions. In July 2008, First Bank repaid in full its outstanding balance under the Credit Agreement in the aggregate amount of $30.0 million, including the accrued interest thereon. The Credit Agreement matured on June 30, 2009. There were no balances outstanding with respect to notes payable as of and for the year ended December 31, 2010 and 2009.

Interest expense recognized on notes payable for the year ended December 31, 2009 was comprised solely of commitment fees. Interest expense recognized on notes payable for the year ended December 31, 2008 includes commitment, arrangement and renewal fees. The average rate paid on notes payable during the year ended December 31, 2008 was 6.15%. Exclusive of these fees, the average rate paid on notes payable during the year ended December 31, 2008 was 4.42%.

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America, LP, that provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs, as further described in Note 25 to the consolidated financial statements.

Note 12 – Subordinated Debentures

The Company has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. The junior subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The Company’s distributions accrued on the junior subordinated debentures were $12.9 million, $14.1 million and $20.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further described in Note 21 to the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2010 and 2009 were as follows:

Name of Trust	Issuance Date	Maturity Date	Call Date (1)	Interest Rate (2)		Trust Preferred Securities	Subordinated Debentures
						(dollars expressed in thousands)
Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	+ 205.0	bp	$20,000	$20,619
Royal Oaks Capital Trust I	October 2004	January 7, 2035	January 7, 2010	+ 240.0	bp	4,000	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	+ 218.0	bp	40,000	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	+ 142.0	bp	40,000	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	+ 145.0	bp	20,000	20,619
First Bank Statutory Trust VI	June 2006	July 7, 2036	July 7, 2011	+ 165.0	bp (3a)	25,000	25,774
First Bank Statutory Trust VII	December 2006	December 15, 2036	December 15, 2011	+ 185.0	bp (3b)(4)	50,000	51,547
First Bank Statutory Trust VIII	February 2007	March 30, 2037	March 30, 2012	+ 161.0	bp (3c)	25,000	25,774
First Bank Statutory Trust X	August 2007	September 15, 2037	September 15, 2012	+ 230.0	bp	15,000	15,464
First Bank Statutory Trust IX	September 2007	December 15, 2037	December 15, 2012	+ 225.0	bp (3d)	25,000	25,774
First Bank Statutory Trust XI	September 2007	December 15, 2037	December 15, 2012	+ 285.0	bp	10,000	10,310

Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%		25,000	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%		46,000	47,423
________________________
(1)	The junior subordinated debentures are callable at the option of the Company on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
(2)	The interest rates paid on the trust preferred securities are based on either a variable rate or a fixed rate. The variable rate is based on the three-month LIBOR plus the basis point spread shown.
(3)
In March 2008, the Company entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 10, 2009, to effectively convert the interest payments on these junior subordinated debentures from variable rate to fixed rate to the respective call dates as follows:

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
(d)	$25.0 million notional amount with a maturity date of December 15, 2012 that converts the interest rate from a variable rate of LIBOR plus 225 basis points to a fixed rate of 5.565%.
(4)	In December 2010, the Company terminated this interest rate swap agreement.

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company has deferred $18.8 million and $6.4 million of its regularly scheduled interest payments as of December 31, 2010 and 2009, respectively. In addition, the Company has accrued additional interest expense of $621,000 and $44,000 as of December 31, 2010 and 2009, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.

The announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009 resulted in the discontinuation of hedge accounting on the Company’s interest rate swap agreements designated as cash flow hedges on its junior subordinated debentures. Accordingly, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges from accumulated other comprehensive loss to net (loss) gain on derivative instruments. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income rather than an increase to interest expense on junior subordinated debentures effective August 2009.

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

As further described in Notes 1 and 25 to the consolidated financial statements, the Company successfully completed a consent solicitation and amended certain provisions of the Indenture and related Guarantee and Trust Agreements associated with the trust preferred securities of First Preferred Capital Trust IV.

Note 13 – Income Taxes

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008
	(dollars expressed in thousands)

Current (benefit) provision for income taxes:
Federal	$(366)	(13)	(47,657)
State	(71)	89	134
	(437)	76	(47,523)

Deferred benefit for income taxes:
Federal	(59,890)	(102,001)	(29,222)
State	(14,577)	(27,558)	(14,721)
	(74,467)	(129,559)	(43,943)
Increase in deferred tax asset valuation allowance	79,018	131,876	109,789
Total	$4,114	2,393	18,323

The effective rates of federal income taxes for the years ended December 31, 2010, 2009 and 2008 differ from the federal statutory rates of taxation as follows:

	Years Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars expressed in thousands)

Loss from continuing operations before benefit for income taxes and noncontrolling interest in loss of subsidiaries	$(206,324)		$(394,552)		$(211,836)
Benefit for income taxes calculated at federal statutory income tax rates	$(72,214)	35.0%	$(138,093)	35.0%	$(74,143)	35.0%
Effects of differences in tax reporting:
Tax-exempt interest income, net of tax preference adjustment	(308)	0.1	(515)	0.1	(768)	0.4
State income taxes	(9,517)	4.6	(13,108)	3.3	(9,687)	4.6
Bank owned life insurance, net of premium	3,144	(1.5)	7,817	(2.0)	(952)	0.4
Noncontrolling investment in flow-through entity	2,280	(1.1)	7,460	(1.9)	405	(0.2)
Amortization of intangibles	350	(0.2)	26,600	(6.7)	—	—
Increase in deferred tax asset valuation allowance, net of federal benefit	74,079	(35.8)	111,129	(28.2)	100,306	(47.3)
Reclassification of deferred tax asset valuation allowance from accumulated other comprehensive income to provision for income taxes	6,816	(3.3)	—	—	—	—
Expiration of net operating loss carryforwards	5	—	1,357	(0.3)	2,828	(1.3)
Other, net	(521)	0.2	(254)	0.1	334	(0.2)
Provision for income taxes	$4,114	(2.0)%	$2,393	(0.6)%	$18,323	(8.6)%

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(dollars expressed in thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$166,714	98,249
State net operating loss carryforwards	43,700	31,291
Allowance for loan losses	83,173	111,624
Loans held for sale	1,532	1,997
Alternative minimum and general business tax credits	16,414	14,716
Interest on nonaccrual loans	18,429	17,820
Deferred compensation	3,934	3,869
Core deposit intangibles	2,245	818
Partnership and corporate investments	8,908	21,923
Overdraft, robbery and other fraud losses	5,724	2,709
Other real estate owned	19,018	2,893
Accrued contingent liabilities	3,656	3,725
Other	13,755	8,133
Gross deferred tax assets	387,202	319,767
Valuation allowance	(369,198)	(295,067)
Deferred tax assets, net of valuation allowance	18,004	24,700
Deferred tax liabilities:
Depreciation on bank premises and equipment	5,940	6,521
Servicing rights	3,222	5,477
Net fair value adjustment for derivative instruments	—	2,011
Net fair value adjustment for available-for-sale investment securities	119	450
Discount on loans	799	790
Equity investments	5,385	5,481
State taxes	4,522	4,549
Deferred loan fees	4,505	6,325
Other	694	968
Deferred tax liabilities	25,186	32,572
Net deferred tax liabilities	$(7,182)	(7,872)

The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of income.

Changes in the deferred tax asset valuation allowance for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(dollars expressed in thousands)

Balance, beginning of year	$295,067	160,052	23,278
Reversal of deferred tax asset valuation allowance to provision for income taxes	(1,189)	(2,229)	(22,938)
Increase in deferred tax asset valuation allowance to provision for income taxes	73,001	134,134	157,085
Increase in deferred tax asset valuation allowance to accumulated other comprehensive loss	2,319	3,110	1,707
Adjustment to purchase acquisitions completed in prior periods	—	—	920
Balance, end of year	$369,198	295,067	160,052

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

On September 30, 2008, the Internal Revenue Service (IRS) issued Notice 2008-83. In accordance with Notice 2008-83, any deduction properly allowed after an ownership change to a bank with respect to losses on loans or bad debts (including any deduction for a reasonable addition to a reserve for bad debts) shall not be treated as a built-in loss. As a result of Notice 2008-83, certain loan charge-offs and additions to First Bank’s allowance for loan losses are no longer considered to be built-in losses. Consequently, on September 30, 2008, the Company concluded that $1.8 million and $21.0 million of the deferred tax asset valuation allowances related to CIB Bank and CFHI, respectively, were no longer required and recorded a reversal of the deferred tax asset valuation allowances in the amount of $22.9 million, of which $21.6 million resulted in an increase to the benefit for income taxes for the three months ended September 30, 2008, and a corresponding reduction of the provision for income taxes for the year ended December 31, 2008.

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

At December 31, 2010 and 2009, the Company had unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, of $1.3 million and $3.4 million, respectively. A reconciliation of the beginning and ending balance of these unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(dollars expressed in thousands)

Balance, beginning of year	$3,424	3,314
Additions:
Tax positions taken during the current year	280	234
Tax positions taken during the prior year	60	—
Reductions:
Tax positions taken during the prior year	—	(39)
Allocated to discontinued operations	(37)	—
Lapse of statute of limitations	(2,451)	(85)
Balance, end of year	$1,276	3,424

At December 31, 2010 and 2009, the total amount of unrecognized tax benefits that would affect the effective income tax rate was $837,000 and $1.6 million, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. The Company recorded interest income of $1.0 million and $412,000 related to unrecognized tax benefits during the years ended December 31, 2010 and 2008, respectively, whereas the Company recorded interest expense of $211,000 related to unrecognized tax benefits during the year ended December 31, 2009. At December 31, 2010 and 2009, interest accrued for uncertain tax positions was $180,000 and $1.2 million, respectively. There were no penalties for uncertain tax positions accrued at December 31, 2010 and 2009, nor did the Company recognize any expense for penalties during 2010, 2009 and 2008.

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

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2010 could decrease by approximately $305,000 by December 31, 2011, as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the effective income tax rate is estimated to be approximately $198,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Management of the Company believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. The Company’s federal income tax returns through 2008 have been examined by the IRS. Years subsequent to 2008 contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses. The Company has recorded a tax benefit only for those positions that meet the “more likely than not” standard. The Company’s current estimate of the resolution of various state examinations, none of which are in process, is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Company’s estimate may result in future income tax expense or benefit.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company is no longer subject to U.S. federal, Florida, Illinois and Missouri income tax examination by the tax authorities for the years prior to 2007, and prior to 2006 for California and Texas. The Company had a federal tax examination for tax years through 2008, which was closed during 2010, and a California tax examination for the 2004 and 2005 tax years, which was closed during 2008.

At December 31, 2010 and 2009, the accumulation of prior years’ earnings representing tax bad debt deductions was approximately $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

At December 31, 2010, the Company’s Federal net operating loss carryforwards expire as follows:

(dollars expressed in thousands)
Year ending December 31:
2011	$3
2012	1,834
2013 – 2016	—
2017 – 2020	5,339
2021 – 2026	43,105
2028 – 2030	426,044
Total	$476,325

At December 31, 2010, the Company has state net operating loss carryforwards of $567.3 million and a related deferred tax asset of $43.7 million. The state net operating loss carryforwards are primarily from California, Florida, Illinois and Missouri and expire from 2019 to 2030.

The Company had an accumulated other comprehensive loss of $6.8 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain loans. These interest rate swap agreements were terminated in December 2008, and as a result, the unrealized gain at the date of termination of $20.8 million was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates through September 2010. In the third quarter of 2010, the Company recorded a provision for incomes taxes of $6.8 million related to the expiration of the amortization period of the unrealized gain on the interest rate swap agreements with a corresponding increase to accumulated other comprehensive income.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 – Earnings (Loss) Per Common Share

The following is a reconciliation of basic and diluted (loss) income per share for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands, except share and per share data)

Basic:
Net loss from continuing operations attributable to First Banks, Inc.	$(203,924)	(375,630)	(229,001)
Preferred stock dividends declared and undeclared	(16,980)	(16,536)	(786)
Accretion of discount on preferred stock	(3,381)	(3,299)	—
Net loss from continuing operations attributable to common stockholders	(224,285)	(395,465)	(229,787)
Net income (loss) from discontinued operations attributable to common stockholders	12,187	(51,991)	(58,154)
Net loss available to First Banks, Inc. common stockholders	$(212,098)	(447,456)	(287,941)

Weighted average shares of common stock outstanding	23,661	23,661	23,661

Basic loss per common share – continuing operations	$(9,479.14)	(16,713.78)	(9,711.66)
Basic earnings (loss) per common share – discontinued operations	$515.07	(2,197.32)	(2,457.80)
Basic loss per common share	$(8,964.07)	(18,911.10)	(12,169.46)

Diluted:
Net loss from continuing operations attributable to common stockholders	$(224,285)	(395,465)	(229,787)
Net income (loss) from discontinued operations attributable to common stockholders	12,187	(51,991)	(58,154)
Net loss available to First Banks, Inc. common stockholders	(212,098)	(447,456)	(287,941)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—
Diluted loss per common share – net loss available to First Banks, Inc. common stockholders	$(212,098)	(447,456)	(287,941)

Weighted average shares of common stock outstanding	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661

Diluted loss per common share – continuing operations	$(9,479.14)	(16,713.78)	(9,711.66)
Diluted earnings (loss) per common share – discontinued operations	$515.07	(2,197.32)	(2,457.80)
Diluted loss per common share	$(8,964.07)	(18,911.10)	(12,169.46)

Note 15 – Credit Commitments

The Company is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully described in Note 5 to the consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward commitments to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. The Company uses the same credit policies in granting commitments and conditional obligations as it does for on-balance sheet items.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(dollars expressed in thousands)

Commitments to extend credit	$917,974	1,491,353
Commercial and standby letters of credit	90,463	147,313
Total	$1,008,437	1,638,666

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, the Company typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2010 expire, at various dates, within seven years.

Standby letters of credit issued by the FHLB on First Bank’s behalf were $50.9 million and $81.1 million at December 31, 2010 and 2009, respectively.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired when, in the judgment of management based on current information and events, it is probable that payment of all amounts due under the contractual terms of the loan agreement will not be collected. Acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to acquisition date. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Once a loan is identified as impaired, management measures the impairment in accordance with ASC Topic 310-10-35, “Receivables.” Impairment is measured by reference to an observable market price, if one exists, the expected future cash flows of an impaired loan discounted at the loan’s effective interest rate, or the fair value of the collateral for a collateral-dependent loan. In most cases, the Company measures fair value based on the value of the collateral securing the loan. Collateral may be in the form of real estate or personal property, including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on third party appraisals as well as internal estimates. These measurements are classified as Level 3.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 are reflected in the following tables:

	Fair Value Measurements
	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Treasury	$101,202	—	—	101,202
U.S. Government sponsored agencies	—	20,332	—	20,332
Residential mortgage-backed	—	1,341,578	—	1,341,578
Commercial mortgage-backed	—	1,008	—	1,008
State and political subdivisions	—	8,387	—	8,387
Equity investments	—	10,678	—	10,678
Mortgage loans held for sale	—	54,470	—	54,470
Derivative instruments:
Customer interest rate swap agreements	—	792	—	792
Interest rate lock commitments	—	276	—	276
Forward commitments to sell mortgage – backed securities	—	1,538	—	1,538
Servicing rights	—	—	19,582	19,582
Total	$101,202	1,439,059	19,582	1,559,843

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	2,402	—	2,402
Customer interest rate swap agreements	—	636	—	636
Nonqualified deferred compensation plan	7,790	—	—	7,790
Total	$7,790	3,038	—	10,828

	Fair Value Measurements
	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	1,547	—	1,547
Residential mortgage-backed	—	498,348	—	498,348
Commercial mortgage-backed	—	985	—	985
State and political subdivisions	—	12,174	—	12,174
Equity investments	3,600	10,678	—	14,278
Mortgage loans held for sale	—	35,562	—	35,562
Derivative instruments:
Customer interest rate swap agreements	—	589	—	589
Interest rate lock commitments	—	369	—	369
Forward commitments to sell mortgage – backed securities	—	647	—	647
Servicing rights	—	—	20,608	20,608
Total	$3,600	560,899	20,608	585,107

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	4,171	—	4,171
Customer interest rate swap agreements	—	345	—	345
Nonqualified deferred compensation plan	9,013	—	—	9,013
Total	$9,013	4,516	—	13,529
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the year ended December 31, 2010.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2010 and 2009:

	Servicing Rights
	2010	2009
	(dollars expressed in thousands)

Balance, beginning of year	$20,608	16,381
Total gains or losses (realized/unrealized):
Included in earnings (1)	(5,558)	(2,896)
Included in other comprehensive income	—	—
Issuances	4,532	7,123
Transfers in and/or out of level 3	—	—
Balance, end of year	$19,582	20,608
_____________________________
(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009 are reflected in the following table:

	Fair Value Measurements
	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	60,748	60,748
Real estate construction and development	—	—	126,784	126,784
Real estate mortgage:
Bank portfolio	—	—	14,107	14,107
Mortgage Division portfolio	—	—	107,969	107,969
Home equity portfolio	—	—	5,967	5,967
Multi-family residential	—	—	11,936	11,936
Commercial real estate	—	—	133,287	133,287
Consumer and installment	—	—	110	110
Other real estate	—	—	140,628	140,628
Total	$—	—	601,536	601,536

	Fair Value Measurements
	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Assets:
Loans held for sale	$—	7,122	—	7,122
Impaired loans	—	—	662,080	662,080
Other real estate	—	—	125,226	125,226
Total	$—	7,122	787,306	794,428

Non-Financial Assets and Non-Financial Liabilities. Certain non-financial assets measured at fair value on a non-recurring basis include other real estate (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Methods utilized for determining fair value of non-financial assets and liabilities are further discussed in Note 1 and Note 8 to our consolidated financial statements.

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $158.9 million, $143.6 million and $109.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $34.7 million, $37.4 million and $2.8 million to noninterest expense for the years ended December 31, 2010, 2009 and 2008, respectively. Other real estate was $140.6 million at December 31, 2010, compared to $125.2 million at December 31, 2009.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Loans: The fair value of loans held for portfolio uses an exit price concept and reflects discounts the Company believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction and development, commercial real estate, one-to-four family residential real estate, home equity and consumer and installment. The fair value of loans is estimated by discounting the future cash flows, utilizing assumptions for prepayment estimates over the loans’ remaining life and considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those factors a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

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

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Subordinated debentures: The fair value of subordinated debentures is based on quoted market prices of comparable instruments.

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit, standby letters of credit and financial guarantees is based on estimated probable credit losses.

The estimated fair value of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$995,758	995,758	2,516,251	2,516,251
Investment securities:
Available for sale	1,483,185	1,483,185	527,332	527,332
Held to maturity	11,152	11,990	14,225	15,258
Loans held for portfolio	4,236,781	3,973,825	6,299,161	5,902,354
Loans held for sale	54,470	54,470	42,684	42,684
FHLB and Federal Reserve Bank stock	30,121	30,121	65,076	65,076
Derivative instruments	2,606	2,606	1,605	1,605
Bank-owned life insurance	—	—	26,372	26,372
Accrued interest receivable	22,488	22,488	25,731	25,731
Assets held for sale	2,266	2,866	16,975	16,975
Assets of discontinued operations	43,532	43,532	518,056	518,056

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,167,206	1,167,206	1,270,276	1,270,276
Interest-bearing demand	919,973	919,973	914,020	914,020
Savings and money market	2,206,763	2,206,763	2,260,869	2,260,869
Time deposits	2,164,473	2,176,855	2,618,808	2,640,741
Other borrowings	31,761	31,761	767,494	764,992
Derivative instruments	3,038	3,038	4,516	4,516
Accrued interest payable	22,444	22,444	12,196	12,196
Subordinated debentures	353,981	202,298	353,905	272,007
Liabilities held for sale	23,406	23,276	24,381	23,164
Liabilities of discontinued operations	94,184	91,894	1,730,264	1,660,206

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(3,148)	(3,148)	(738)	(738)

Note 17 – Employee Benefits

401(k) Plan. The Company’s 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by the Company’s Board of Directors. Employee contributions were limited to $16,500 of gross compensation for 2010. Total employer contributions under the plan were zero, $932,000 and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The plan assets are held and managed under a trust agreement with First Bank’s trust department.

Nonqualified Deferred Compensation Plan. The Company’s nonqualified deferred compensation plan (the NQDC Plan), which covers a select group of employees, is administered by an independent third party. The NQDC Plan is exempt from the participation, vesting, funding and fiduciary requirements of the Employee Retirement Income Security Act of 1974. Prior to January 1, 2010, participants could contribute from 1% to 25% of their salary and up to 100% of their bonuses on a pre-tax basis. Balances outstanding under the NQDC Plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $7.8 million and $9.0 million at December 31, 2010 and 2009, respectively. The Company recognized salaries and employee benefits expense related to the NQDC Plan of $685,000 and $1.3 million for the years ended December 31, 2010 and 2009, respectively, resulting from net earnings incurred by participants on the underlying investments in the plan. The Company recognized a decrease in salaries and employee benefits expense related to the NQDC Plan of $2.0 million for the year ended December 31, 2008 resulting from net losses incurred by participants on the underlying investments in the plan.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Noncontributory Defined Benefit Pension Plan. The Company has a noncontributory defined benefit pension plan covering certain current and former employees of a bank holding company acquired by the Company in 1994 and subsequently merged with and into the Company on December 31, 2002. The Company discontinued the accumulation of benefits under the Plan in 1994, and as such, there is no longer any service cost being accrued by Plan participants.

A summary of the Plan’s change in the projected benefit obligation and change in the fair value of Plan assets for the years ended December 31, 2010 and 2009 and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2010 and 2009 is as follows:

	2010	2009
	(dollars expressed in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$12,124	9,893
Interest cost	628	724
Actuarial loss	396	2,269
Benefit payments	(814)	(762)
Projected benefit obligation at end of year	$12,334	12,124
Change in Fair Value of Plan Assets:
Fair value at beginning of year	$8,994	8,112
Actual return on plan assets	616	1,426
Employer contributions	414	218
Benefit payments	(814)	(762)
Fair value at end of year	$9,210	8,994
Amount Recognized in Consolidated Balance Sheets:
Accrued pension liability	$3,124	3,130
Amounts Recognized in Accumulated Other Comprehensive Loss:
Loss	$(3,658)	(3,713)
Deferred tax liability	1,438	1,497
Loss, net of tax	$(2,220)	(2,216)

The Company’s accrued pension liability of $3.1 million at December 31, 2010 and 2009 represents the difference between the fair value of the Plan assets and the projected benefit obligation of the Plan, and is reflected in accrued expenses and other liabilities in the consolidated balance sheets.

The following table reflects the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2010 and 2009:

	2010	2009

Discount rate	5.36%	7.64%
Expected long-term rate of return on Plan assets	7.00	7.00

The discount rate used to determine benefit obligations was 4.93% and 5.36% for the years ended December 31, 2010 and 2009, respectively.

A summary of the components of net periodic benefit cost for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(dollars expressed in thousands)

Interest cost	$628	724
Expected return on Plan assets	(613)	(543)
Amortization of net actuarial loss	447	242
Net periodic benefit cost	$462	423

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Amounts recognized in accumulated other comprehensive loss consist of:

	2010	2009
	(dollars expressed in thousands)

Net loss	$393	1,386
Amortization of net actuarial loss	(447)	(242)
Total recognized in accumulated other comprehensive loss	$(54)	1,144

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

The fair value of Plan assets at December 31, 2010 and 2009 was comprised of the following:

	Fair Value Measurements
	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Plan Assets:
Cash and cash equivalents	$620	—	—	620
Equity securities	—	4,355	—	4,355
Debt securities	—	3,797	—	3,797
Other	—	438	—	438
Total	$620	8,590	—	9,210

	Fair Value Measurements
	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)

Plan Assets:
Cash and cash equivalents	$426	—	—	426
Equity securities	—	4,790	—	4,790
Debt securities	—	3,400	—	3,400
Other	—	378	—	378
Total	$426	8,568	—	8,994

Equity and debt securities included in Level 1 are valued using quoted market prices. Where quoted market prices are unavailable, the fair value of equity and debt securities included in Level 2 is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information.

The Company expects to contribute $288,000 to the Plan in 2011. Pension benefit payments are expected to be paid to Plan participants by the Plan as follows:

(dollars expressed in thousands)
Year ending December 31:
2011	$836
2012	828
2013	821
2014	833
2015	847
2016 – 2020	4,272

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

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

On December 31, 2008, the Company issued 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) to the United States Department of the Treasury (U.S. Treasury) in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% thereafter, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. As a result of the Company’s deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury has the right to elect two directors to the Company’s Board.

The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $3.4 million and $3.3 million for the years ended December 31, 2010 and 2009, respectively.

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has declared and deferred $24.1 million and $8.0 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $990,000 and $109,000 of cumulative dividends on such deferred dividend payments at December 31, 2010 and 2009, respectively.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(dollars expressed in thousands)

Net loss	$(198,251)	(448,936)	(288,313)
Other comprehensive income (loss):
Unrealized gains on available-for-sale investment securities, net of tax	4,764	5,874	6,043
Reclassification adjustment for available-for-sale investment securities (gains) losses included in net loss, net of tax	(5,378)	(5,004)	5,694
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	(331)	469	—
Change in unrealized (gains) losses on derivative instruments, net of tax (1)	(3,734)	(5,755)	1,745
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments (2)	4,806	(3,099)	(1,707)
Amortization of net loss related to pension liability, net of tax	(4)	(664)	(651)
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	23	(480)	—
Comprehensive loss	(198,105)	(457,595)	(277,189)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(6,514)	(21,315)	(1,158)
Comprehensive loss attributable to First Banks, Inc.	$(191,591)	(436,280)	(276,031)
_____________________
(1)
In the third quarter of 2009, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges on its junior subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 5 and Note 12 to the consolidated financial statements.

(2)
In the third quarter of 2010, the Company reclassified an accumulated other comprehensive loss of $6.8 million related to the establishment of a deferred tax asset valuation allowance to its provision for income taxes related to the expiration of the amortization period of the unrealized gain on certain terminated interest rate swap agreements that had been designated as cash flow hedges on certain loans, as further described in Note 5 and Note 13 to the consolidated financial statements.

Other comprehensive income (loss) of $146,000, $(8.7) million and $11.1 million, as presented in the consolidated statements of changes in stockholders’ equity and comprehensive income (loss), is reflected net of income tax (benefit) expense of $(2.3) million, $(3.0) million and $6.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On January 1, 2009, the Company implemented new guidance under ASC Topic 810, “Consolidation,” which resulted in the reclassification of noncontrolling interest in subsidiaries of $129.4 million from a liability to a component of stockholders’ equity in the consolidated balance sheets, as further described in Note 1 to the consolidated financial statements.

As a result of First Bank’s purchase of FCA’s noncontrolling interest in SBLS LLC, as further described in Note 19 to the consolidated financial statements, the Company recorded an increase in additional paid-in-capital of $2.8 million and a decrease in noncontrolling interest in subsidiaries of $4.7 million during the second quarter of 2009.

On January 1, 2008, the Company elected to measure servicing rights at fair value as permitted by ASC Topic 860. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $6.3 million, net of tax, which was recorded as an increase to retained earnings.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 19 – Transactions With Related Parties

Outside of normal customer relationships, no directors or officers of the Company, no shareholders holding over 5% of the Company’s voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationships with the Company or its subsidiaries, other than that which arises by virtue of such position or ownership interest in the Company or its subsidiaries, except as described in the following paragraphs.

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $26.2 million, $29.4 million and $33.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $2.5 million, $3.1 million and $3.8 million during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, First Services paid approximately $1.9 million for the years ended December 31, 2010, 2009 and 2008, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

Effective January 1, 2009, First Services entered into an Affiliate Services Agreement with the Company and First Bank. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $157,000 and $231,000 for the years ended December 31, 2010 and 2009, respectively.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, received approximately $5.0 million, $5.7 million and $6.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $312,000, $227,000 and $216,000 for the years ended December 31, 2010, 2009 and 2008, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierberg Vineyards / Wineries. The Company periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that are owned and operated by the Company’s Chairman and members of his immediate family. The Company utilizes these products primarily for customer and employee events and promotions, and business development functions. During the years ended December 31, 2010, 2009 and 2008, the Company purchased products aggregating approximately $112,000, $133,000 and $258,000, respectively, from these entities.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $462,000, $437,000 and $419,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

First Capital America, Inc. / Small Business Loan Source LLC. SBLS LLC, which is presently an inactive subsidiary of First Bank, was previously headquartered in Houston, Texas, and was engaged in the business of originating, selling and servicing business and commercial real estate, equipment and general purpose loans which are generally guaranteed in part by the SBA. In June 2005, FCA, a corporation owned by the Company’s Chairman and members of his immediate family, became a 49.0% owner of SBLS LLC in exchange for $7.4 million pursuant to a written option agreement with First Bank. In 2007, First Bank contributed $11.8 million to SBLS LLC in the form of additional capital contributions, thereby increasing First Bank’s ownership of SBLS LLC to 76.0% and decreasing FCA’s ownership to 24.0%. In March 2009, First Bank contributed $5.0 million to SBLS LLC in the form of an additional capital contribution, thereby increasing First Bank’s ownership of SBLS LLC to 82.55% and decreasing FCA’s ownership to 17.45%.

In April 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank for a purchase price of $1.9 million, the fair value of FCA’s ownership interest in SBLS LLC as of April 30, 2009 as determined by an independent third party appraisal. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC. As a result of the purchase of FCA’s noncontrolling interest in SBLS LLC, the Company recorded an increase in additional paid-in-capital with a corresponding decrease in noncontrolling interest in subsidiaries of $2.8 million during the second quarter of 2009.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

In September 2008, SBLS LLC renewed its then existing Promissory Note between SBLS LLC and First Bank that provided a $75.0 million unsecured revolving line of credit with a new maturity date of September 30, 2009. Interest was payable monthly in arrears on the outstanding loan balances at a current rate equal to the 30-day LIBOR plus 40 basis points. In January 2009, SBLS LLC executed an Amended Promissory Note with First Bank, which modified the interest payable monthly in arrears on the outstanding loan balance to a current rate equal to the First Bank internal Commercial Cost of Funds Rate, which averaged 3.63% for the nine months ended September 30, 2009. In September 2009, First Bank purchased all of the loans and certain other assets and assumed all of the liabilities of SBLS LLC, and in conjunction with this transaction, SBLS LLC paid off in full the outstanding loan balance. Interest expense recorded by SBLS LLC under the respective agreements was $1.8 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively. The balance of the advances and the related interest expense recognized by SBLS LLC were eliminated for purposes of the consolidated financial statements.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, the Company formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of December 31, 2010. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s total risk-based capital ratios under existing regulatory guidelines, subject to certain limitations.

FB Holdings entered into a Services Agreement with the Company and First Bank effective May 2008. The Services Agreement relates to various services provided to FB Holdings by the Company and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $321,000, $570,000 and $428,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Investors of America Limited Partnership. In May 2008, the Company entered into a Credit Agreement with Investors of America, LP, and in August 2008, the Company entered into an Amended Credit Agreement with Investors of America, LP, as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The Credit Agreement matured on June 30, 2009. There were no advances outstanding under the Credit Agreement at the maturity date. Interest expense, comprised of commitment fees, recorded by the Company under the Credit Agreement was $37,000 for the year ended December 31, 2009. Interest expense, including commitment fees, recorded by the Company under the Credit Agreement was $303,000 for the year ended December 31, 2008.

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America, LP, as further described in Note 25 to the consolidated financial statements.

Steven F. Schepman. Mr. Steven F. Schepman, the former son-in-law of the Company’s Chairman, and former Director and Executive Vice President of the Company, received salary and bonus compensation of $157,000 and $204,000 for the years ended December 31, 2009 and 2008, respectively.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were approximately $9.1 million and $37.2 million at December 31, 2010 and 2009, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Depositary Accounts of Directors and/or their Affiliates. Certain directors and/or their affiliates maintain funds on deposit with First Bank in the ordinary course of business. These deposit transactions include demand, savings and time accounts, and have been established on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unaffiliated persons.

Note 20 – Business Segment Results

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

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. The business segment results are summarized as follows:

	Corporate, Other and Intercompany
	First Bank			Reclassifications			Consolidated Totals
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$1,483,659	527,279	559,611	10,678	14,278	15,483	1,494,337	541,557	575,094
Loans, net of unearned discount	4,492,284	6,608,293	8,592,975	—	—	—	4,492,284	6,608,293	8,592,975
FHLB and FRB stock	30,121	65,076	47,832	—	—	—	30,121	65,076	47,832
Goodwill and other intangible assets	129,054	144,439	306,800	—	—	—	129,054	144,439	306,800
Assets held for sale	2,266	16,975	—	—	—	—	2,266	16,975	—
Assets of discontinued operations	43,532	518,056	—	—	—	—	43,532	518,056	—
Total assets	7,361,706	10,561,500	10,756,737	16,422	20,496	26,417	7,378,128	10,581,996	10,783,154
Deposits	6,462,068	7,071,493	8,843,901	(3,653)	(7,520)	(102,381)	6,458,415	7,063,973	8,741,520
Other borrowings	31,761	767,494	575,133	—	—	—	31,761	767,494	575,133
Subordinated debentures	—	—	—	353,981	353,905	353,828	353,981	353,905	353,828
Liabilities held for sale	23,406	24,381	—	—	—	—	23,406	24,381	—
Liabilities of discontinued operations	94,184	1,730,264	—	—	—	—	94,184	1,730,264	—
Stockholders’ equity	693,458	878,277	1,240,940	(386,163)	(355,897)	(244,585)	307,295	522,380	996,355

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

	Corporate, Other and Intercompany
	First Bank			Reclassifications			Consolidated Totals
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(dollars expressed in thousands)
Income statement information:
Interest income	$312,333	399,801	535,697	523	549	900	312,856	400,350	536,597
Interest expense	66,332	104,056	162,105	12,993	15,301	22,330	79,325	119,357	184,435
Net interest income (loss)	246,001	295,745	373,592	(12,470)	(14,752)	(21,430)	233,531	280,993	352,162
Provision for loan losses	214,000	390,000	368,000	—	—	—	214,000	390,000	368,000
Net interest income (loss) after provision for loan losses	32,001	(94,255)	5,592	(12,470)	(14,752)	(21,430)	19,531	(109,007)	(15,838)
Noninterest income	78,858	77,462	73,293	(349)	(6,771)	(10,952)	78,509	70,691	62,341
Goodwill impairment	—	75,000	—	—	—	—	—	75,000	—
Amortization of intangible assets	3,325	4,391	5,746	—	—	—	3,325	4,391	5,746
Other noninterest expense	300,400	276,675	250,955	639	170	1,638	301,039	276,845	252,593
Loss from continuing operations before provision (benefit) for income taxes	(192,866)	(372,859)	(177,816)	(13,458)	(21,693)	(34,020)	(206,324)	(394,552)	(211,836)
Provision (benefit) for income taxes	4,286	2,422	21,331	(172)	(29)	(3,008)	4,114	2,393	18,323
Net loss from continuing operations, net of tax	(197,152)	(375,281)	(199,147)	(13,286)	(21,664)	(31,012)	(210,438)	(396,945)	(230,159)
Discontinued operations, net of tax	12,187	(51,991)	(58,154)	—	—	—	12,187	(51,991)	(58,154)
Net loss	(184,965)	(427,272)	(257,301)	(13,286)	(21,664)	(31,012)	(198,251)	(448,936)	(288,313)
Net loss attributable to noncontrolling interest in subsidiaries	(6,514)	(21,315)	(1,158)	—	—	—	(6,514)	(21,315)	(1,158)
Net loss attributable to First Banks, Inc	$(178,451)	(405,957)	(256,143)	(13,286)	(21,664)	(31,012)	(191,737)	(427,621)	(287,155)

Note 21 – Regulatory Capital

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

The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2010 and 2009. The Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Bank was categorized as well capitalized at December 31, 2010 and 2009 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. At December 31, 2010 and 2009, First Bank’s Tier 1 capital to total assets ratio was 7.68% and 6.53%, respectively. First Bank’s Tier 1 capital to total assets ratio was greater than the minimum requirement at December 31, 2010 and less than the minimum requirement at December 31, 2009. First Bank completed certain actions associated with its Capital Plan during the year ended December 31, 2010 to reestablish compliance with the minimum Tier 1 capital to total assets ratio requirement.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

As further described in Note 1 to the consolidated financial statements, on August 10, 2009, the Company announced the adoption of its Capital Plan, in order to, among other things, preserve the Company’s risk-based capital levels.

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

At December 31, 2010 and 2009, the Company’s and First Bank’s required and actual capital ratios were as follows:

						To be Well
						Capitalized
						Under
						Prompt
	Actual				For Capital	Corrective
	2010		2009		Adequacy	Action
	Amount	Ratio	Amount	Ratio	Purposes	Provisions
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$305,006	6.29%	$740,560	9.78%	8.0%	N/A
First Bank	626,976	12.95	785,799	10.39	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	152,503	3.15	370,280	4.89	4.0	N/A
First Bank	564,664	11.66	689,117	9.11	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	152,503	1.99	370,280	3.52	4.0	N/A
First Bank	564,664	7.40	689,117	6.56	4.0	5.0

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. In March 2009, the Federal Reserve adopted a final rule that delays the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. The Company has determined that the Federal Reserve’s final rules that will be effective in March 2011, if implemented as of December 31, 2010, would reduce the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 4.53%, 2.27% and 1.44%, respectively. Therefore, upon implementation of the Federal Reserve’s final rule, the Company would remain below the minimum regulatory capital standards established for bank holding companies and, as noted above, could be subject to additional actions by regulators that could have a direct material effect on the operations and financial condition of the Company and First Bank. The final rules that will be effective in March 2011, if implemented as of December 31, 2010, would not have an impact on First Bank’s regulatory capital ratios. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital for holding companies with more than $15 billion of assets after a three-year phase-in period beginning January 1, 2013, and restricts new issuances of trust preferred securities from being included as Tier 1 capital for all holding companies.

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 22 – Distribution of Earnings of First Bank

First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to the Company. Under the most restrictive of these requirements, the payment of dividends is limited in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained for dividends exceeding these amounts. Based on the current level of earnings, permission must be obtained for any payment of dividends from First Bank to the Company. Furthermore, First Bank, under its agreement with the MDOF and the FRB, has agreed, among other things, not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB, as further described in Note 1 to the consolidated financial statements.

Note 23 – Parent Company Only Financial Information

Following are condensed balance sheets of First Banks, Inc. as of December 31, 2010 and 2009, and condensed statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008:

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(dollars expressed in thousands)
Assets

Cash deposited in First Bank (unrestricted cash)	$3,619	7,400
Cash deposited in unaffiliated financial institutions (restricted cash)	3,126	3,862
Total cash	6,745	11,262
Available-for-sale investment securities	10,678	14,278
Investment in subsidiaries	596,806	775,034
Other assets	2,948	2,664
Total assets	$617,177	803,238

Liabilities and Stockholders’ Equity

Subordinated debentures	$353,981	353,905
Derivative instruments	2,402	4,171
Accrued interest payable	19,895	7,075
CPP dividends payable	25,139	8,158
Accrued expenses and other liabilities	5,367	10,965
Total liabilities	406,784	384,274
First Banks, Inc. stockholders’ equity	210,393	418,964
Total liabilities and stockholders’ equity	$617,177	803,238

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(dollars expressed in thousands)

Income:
Dividends from subsidiaries	$—	—	55,182
Management fees from subsidiaries	193	2,120	32,039
Loss on available-for-sale investment securities	(31)	(1,205)	(10,480)
Net loss on derivative instruments	(2,929)	(5,585)	—
Other	3,154	873	1,040
Total income	387	(3,797)	77,781
Expense:
Interest	13,012	15,535	22,386
Salaries and employee benefits	—	840	19,767
Other	809	1,334	12,999
Total expense	13,821	17,709	55,152
(Loss) income before benefit for income taxes and equity in undistributed losses of subsidiaries	(13,434)	(21,506)	22,629
Benefit for income taxes	(171)	(17)	(3,057)
(Loss) income before equity in undistributed losses of subsidiaries	(13,263)	(21,489)	25,686
Equity in undistributed losses of subsidiaries	(178,474)	(406,132)	(312,841)
Net loss attributable to First Banks, Inc.	$(191,737)	(427,621)	(287,155)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(dollars expressed in thousands)

Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(191,737)	(427,621)	(287,155)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net loss of subsidiaries	178,474	406,132	257,659
Dividends from subsidiaries	—	—	55,182
Other, net	6,012	13,717	6,427
Net cash (used in) provided by operating activities	(7,251)	(7,772)	32,113

Cash flows from investing activities:
Decrease (increase) in available-for-sale investment securities	3,570	—	(147)
Other, net	—	(645)	(189)
Net cash provided by (used in) investing activities	3,570	(645)	(336)

Cash flows from financing activities:
Advances drawn on notes payable	—	—	55,000
Repayments of notes payable	—	—	(94,000)
Capital contributions to subsidiaries	(100)	(80,000)	(200,000)
Proceeds from issuance of preferred stock	—	—	295,400
Payment of preferred stock dividends	—	(6,365)	(786)
Net cash (used in) provided by financing activities	(100)	(86,365)	55,614
Net (decrease) increase in unrestricted cash	(3,781)	(94,782)	87,391
Unrestricted cash, beginning of year	7,400	102,182	14,791
Unrestricted cash, end of year	$3,619	7,400	102,182
Noncash investing activities:
Cash paid for interest	$—	11,132	22,122

First Banks, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 24 – Contingent Liabilities

In the ordinary course of business, the Company and its subsidiaries become involved in legal proceedings, including litigation arising out of the Company’s efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against the Company. Management believes the ultimate resolution of these existing proceedings is not reasonably likely to have a material adverse effect on the business, financial condition or results of operations of the Company and/or its subsidiaries.

The Company and First Bank have entered into agreements with the FRB and MDOF, as further described in Note 1 to the consolidated financial statements.

Note 25 – Subsequent events

As further described in Note 1 to the consolidated financial statements, on January 25, 2011, the Company obtained the requisite consents from the holders of the trust preferred securities of First Preferred Capital Trust IV to approve certain amendments to the Indenture, Trust Agreement and Guarantee Agreement. The consent solicitation terminated on January 26, 2011 after receipt by the Company and the Trustee of validly executed consents from the holders of a majority in aggregate liquidation amount of the outstanding trust preferred securities. As a result of the successful completion of the consent solicitation, the Company believes it is better positioned to consider certain potential capital planning strategies to improve the First Banks, Inc. regulatory capital ratios and further strengthen the Company’s overall financial position.

On January 28, 2011, First Bank entered into a Branch Purchase and Assumption Agreement with National Bank that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s Edwardsville Branch, as further described in Note 2 to the consolidated financial statements. Under the terms of the agreement, National Bank is to assume approximately $13.7 million of deposits associated with First Bank’s Edwardsville Branch, including certain commercial deposit relationships, for a premium of $130,000. National Bank is also expected to purchase approximately $794,000 of loans associated with First Bank’s Edwardsville Branch at a premium of 0.5%, or approximately $4,000, and premises and equipment associated with First Bank’s Edwardsville Branch at a premium of approximately $600,000. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2011.

On February 11, 2011, First Bank completed the sale of its San Jose Branch to City National, which resulted in a loss of $334,000, as further described in Note 2 to the consolidated financial statements. In conjunction with the transaction, City National assumed $8.4 million of deposits, including certain commercial deposit relationships, for a premium of 5.85%, or $371,000, as well as certain other liabilities, and purchased certain other assets at par value, including premises and equipment, associated with First Bank’s San Jose Branch.

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America, LP. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. As further described in Note 23 to the consolidated financial statements, the parent company’s unrestricted cash was $3.6 million at December 31, 2010.

First Banks, Inc.

Quarterly Condensed Financial Data — Unaudited

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)

Interest income	$84,771	81,499	77,649	68,937
Interest expense	22,499	20,801	18,995	17,030
Net interest income	62,272	60,698	58,654	51,907
Provision for loan losses	42,000	83,000	37,000	52,000
Net interest income (loss) after provision for loan losses	20,272	(22,302)	21,654	(93)
Noninterest income	15,408	20,344	17,065	25,692
Noninterest expense	65,924	66,080	88,385	83,975
Loss from continuing operations before provision (benefit) for income taxes	(30,244)	(68,038)	(49,666)	(58,376)
Provision (benefit) for income taxes	105	48	5,193	(1,232)
Net loss from continuing operations, net of tax	(30,349)	(68,086)	(54,859)	(57,144)
Income from discontinued operations before benefit for income taxes	2,343	3,111	6,273	303
Benefit for income taxes	—	—	(157)	—
Income from discontinued operations, net of tax	2,343	3,111	6,430	303
Net loss	(28,006)	(64,975)	(48,429)	(56,841)
Less: net loss attributable to noncontrolling interest in subsidiaries	(437)	(27)	(618)	(5,432)
Net loss attributable to First Banks, Inc.	$(27,569)	(64,948)	(47,811)	(51,409)

Basic and diluted loss (income) per common share:
Loss per common share from continuing operations	$(1,475.28)	(3,090.27)	(2,509.02)	(2,404.57)
Income per common share from discontinued operations	$99.02	131.48	271.76	12.80
Loss per common share	$(1,376.26)	(2,958.79)	(2,237.26)	(2,391.77)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)

Interest income	$105,864	103,145	98,510	92,831
Interest expense	35,165	30,368	29,066	24,758
Net interest income	70,699	72,777	69,444	68,073
Provision for loan losses	108,000	112,000	107,000	63,000
Net interest (loss) income after provision for loan losses	(37,301)	(39,223)	(37,556)	5,073
Noninterest income	19,507	21,163	15,011	15,010
Noninterest expense	61,880	63,704	61,781	168,871
Loss from continuing operations before (benefit) provision for income taxes	(79,674)	(81,764)	(84,326)	(148,788)
(Benefit) provision for income taxes	(543)	2,972	58	(94)
Net loss from continuing operations, net of tax	(79,131)	(84,736)	(84,384)	(148,694)
Loss from discontinued operations before provision for income taxes	(12,240)	(11,416)	(8,073)	(20,233)
Provision for income taxes	29	—	—	—
Loss from discontinued operations, net of tax	(12,269)	(11,416)	(8,073)	(20,233)
Net loss	(91,400)	(96,152)	(92,457)	(168,927)
Less: net loss attributable to noncontrolling interest in subsidiaries	(1,994)	(2,833)	(1,380)	(15,108)
Net loss attributable to First Banks, Inc.	$(89,406)	(93,319)	(91,077)	(153,819)

Basic and diluted loss per common share:
Loss per common share from continuing operations	$(3,472.86)	(3,671.93)	(3,714.47)	(5,854.52)
Loss per common share from discontinued operations	$(518.54)	(482.48)	(341.19)	(855.12)
Loss per common share	$(3,991.40)	(4,154.41)	(4,055.66)	(6,709.64)

First Banks, Inc.

Investor Information

First Banks, Inc. Preferred Securities

The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol “FBSPrA.” The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2010 and 2009 are summarized as follows:

First Preferred Capital Trust IV (Issue Date – April 2003) – FBSPrA

	2010		Distributions	2009		Distributions
	High	Low	Declared (1)	High	Low	Declared (1)
First quarter	$14.50	4.96	$0.509375	16.50	11.64	$0.509375
Second quarter	13.70	8.47	0.509375	20.00	13.65	0.509375
Third quarter	10.45	6.86	0.509375	19.60	5.58	0.509375
Fourth quarter	11.35	7.00	0.509375	9.10	4.71	0.509375
			$2.037500			$2.037500
_________________________
(1)	Amounts exclude the additional dividends on any cumulative unpaid dividends following the announcement of the deferral of payments in August 2009.

For Information Concerning First Banks, Please Contact:

Terrance M. McCarthy	Lisa K. Vansickle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
135 North Meramec	135 North Meramec
Mail Code – M1-821-014	Mail Code – M1-821-014
Clayton, Missouri 63105	Clayton, Missouri 63105
Telephone – (314) 854-4600	Telephone – (314) 854-4600
www.firstbanks.com	www.firstbanks.com

Transfer Agent:

Computershare Investor Services, LLC
2 North LaSalle Street
Chicago, Illinois 60602
Telephone – (312) 588-4990
www.computershare.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signatures	Title	Date

/s/	James F. Dierberg	Director	March 25, 2011
James F. Dierberg

/s/	Terrance M. McCarthy	Director and President	March 25, 2011
	Terrance M. McCarthy	and Chief Executive Officer
(Principal Executive Officer)

/s/	Allen H. Blake	Director	March 25, 2011
Allen H. Blake

/s/	James A. Cooper	Director	March 25, 2011
James A. Cooper

/s/	David L. Steward	Director	March 25, 2011
David L. Steward

/s/	Douglas H. Yaeger	Director	March 25, 2011
Douglas H. Yaeger

/s/	Lisa K. Vansickle	Executive Vice President	March 25, 2011
	Lisa K. Vansickle	and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1+
Purchase and Assumption Agreement, dated as of November 11, 2009, by and between First Bank and FirstMerit Bank, N.A, as amended (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.9
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

10.10
Side Letter Agreement between First Banks, Inc. and the United States Department of the Treasury, dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008).

10.11
Written Agreement by and among First Banks, Inc., The San Francisco Company, First Bank and the Federal Reserve Bank of St. Louis, dated as of March 24, 2010 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Revolving Credit Note, dated as of March 24, 2011, by and between First Banks, Inc. and Investors of America Limited Partnership – filed herewith.

10.13	Stock Pledge Agreement, dated as of March 24, 2011, by and between First Banks, Inc. and Investors of America Limited Partnership – filed herewith.

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